Form 10-Q
period 2001-06-30
CBRE HOLDING INC
filed 2001-08-27
CIK 1138118

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 000-32983

CBRE HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
200 North Sepulveda Boulevard
El Segundo, California	90245-4380
(Address of principal executive offices)	(Zip Code)
(310) 563-8611	Not Applicable
(Registrant's telephone number, including area code)	(Former name, former address and formal fiscal year if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    Number of shares of Class A common stock outstanding at August 20, 2001 was 1,645,312, and number of shares of Class B common stock outstanding at August 20, 2001 was 12,649,813.

CBRE HOLDING, INC.

FORM 10-Q

June 30, 2001

TABLE OF CONTENTS

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2001 (Unaudited) and February 20, 2001	3
	Consolidated Statements of Operations for the three months ended June 30, 2001 (Unaudited) and for the period from February 20, 2001 (Inception) to June 30, 2001 (Unaudited)	4
	Consolidated Statement of Cash Flows for the period from February 20, 2001 (Inception) to June 30, 2001 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities and Use of Proceeds	19
Item 4.	Submissions of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	23
Signatures		25

CBRE HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	February 20, 2001
	(Unaudited)
ASSETS
Current Assets:
Restricted cash and cash equivalents	$229,499,280	$160
Other current assets	1,044,828	—

Total current assets	230,544,108	160
Other assets	7,723,748	—

Total assets	$238,267,856	$160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,768,874	$—
Accrued interest	1,717,500	—

Total current liabilities	9,486,374	—
Long-term debt:
Senior subordinated notes, less unamortized discount of $3,358,331 at June 30, 2001	225,641,669	—

Total long-term debt	225,641,669	—

Total liabilities	$235,128,043	$—

Commitments and contingencies
Stockholders' Equity:
Class A common stock; $0.01 par value; 75,000,000 shares authorized; no shares issued and outstanding at June 30, 2001 and February 20, 2001	—	—
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 241,885 shares and 10 shares issued and outstanding at June 30, 2001 and February 20, 2001, respectively	2,419	—
Additional paid-in capital	3,867,741	160
Accumulated deficit	(730,347)	—

Total stockholders' equity	3,139,813	160

Total liabilities and stockholders' equity	$238,267,856	$160

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2001	Period From February 20, 2001 (Inception) to June 30, 2001
Interest income	$579,845	$579,845
Interest expense	1,775,175	1,775,175

Loss before benefit for income tax	(1,195,330)	(1,195,330)
Benefit for income tax	(464,983)	(464,983)

Net loss	$(730,347)	$(730,347)

Basic loss per share	$(11.45)	$(16.48)

Weighted average shares outstanding for basic loss per share	63,801	44,323

Diluted loss per share	$(11.45)	$(16.48)

Weighted average shares outstanding for diluted loss per share	63,801	44,323

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Period From February 20, 2001 (Inception) to June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(730,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred debt costs	57,675
Increase in other current assets	(1,044,828)
Increase in other assets	(7,768,874)
Increase in accounts payable	7,768,874
Increase in accrued interest	1,717,500

Net cash used in operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes	225,629,120
Proceeds from issuance of common stock	3,870,160

Net cash provided by financing activities	229,499,280

Net increase in cash and cash equivalents	229,499,280
Cash and cash equivalents, at beginning of period	—

Cash and cash equivalents, at end of period	$229,499,280

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$—
Income taxes, net	$—

The accompanying notes are an integral part of this consolidated financial statements.

CBRE HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization

    CBRE Holding, Inc., a Delaware Corporation, was incorporated on February 20, 2001 as BLUM CB Holding Corp. On March 26, 2001, BLUM CB Holding Corp. changed its name to CBRE Holding, Inc (the Company). The Company and its former wholly owned subsidiary, BLUM CB Corp., a Delaware corporation, were created to acquire all of the outstanding shares, other than those held by the buying group identified below, of CB Richard Ellis Services, Inc. (CBRE), an international real estate services firm, in a merger accounted for as a purchase transaction (the Merger) for $16.00 per share in cash. Prior to the Merger, the Company was a wholly owned subsidiary of RCBA Strategic Partners, L.P. (RCBA Strategic). RCBA Strategic, continued to control the Company upon completion of the Merger. RCBA Strategic is an affiliate of Richard C. Blum, who is a director of the Company and CBRE.

    On February 23, 2001, a contribution and voting agreement (the Contribution Agreement) was signed by the following persons and entities, who are referred to together as the "buying group": RCBA Strategic; FS Equity Partners III, L.P.; FS Equity Partners International, L.P.; Raymond Wirta; Brett White; The Koll Holding Company and Frederic Malek. The Contribution Agreement was amended on April 24, 2001 and further amended on May 31, 2001 and July 19, 2001.

    On February 24, 2001, the Company entered into a merger agreement (the Merger Agreement) providing for the acquisition of CBRE through the merger of BLUM CB Corp. with and into CBRE in exchange for $16.00 in cash for each outstanding share, other than those held by the buying group identified below. The Merger Agreement was amended on April 24, 2001 and further amended on May 31, 2001.

    CBRE's stockholders approved the Merger on July 18, 2001. On July 20, 2001, the Company acquired CBRE pursuant to the merger of BLUM CB Corp. with and into CBRE with CBRE surviving the merger. Upon completion of the Merger, CBRE became a wholly owned subsidiary of the Company.

2.  Summary of Significant Accounting Policies

  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation, and include the results of BLUM CB Corp. and the Company. All intercompany transactions and balances have been eliminated. The results of operations for the period from February 20, 2001 (Inception) to June 30, 2001 are not necessarily indicative of the results of operations to be expected for the period from February 20, 2001 (Inception) to December 31, 2001.

    The consolidated financial statements and notes to the consolidated financial statements, along with management's discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's Form S-1 Registration Statement dated July 13, 2001, which contains the latest available audited consolidated balance sheet and notes thereto, as of February 20, 2001.

  Restricted Cash and Cash Equivalents

    Restricted cash and cash equivalents consist of cash and highly liquid investments with an original maturity of less than three months, and primarily represents the net proceeds from the issuance of the Senior Subordinated Notes and the issuance of 241,875 shares of common stock to RCBA Strategic on June 7, 2001. In accordance with the terms of the Senior Subordinated Notes, these funds were deposited in escrow pending completion of the Merger as a condition for the release of the funds to the Company.

  Other Assets

    Other assets at June 30, 2001 included $7.7 million of deferred financing costs related to the Senior Subordinated Notes, which are being amortized over 10 years.

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management believes that these estimates provide a reasonable basis for the fair presentation of its financial condition and results of operations.

  Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

3.  Debt

    The Company has $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by BLUM CB Corp. for approximately $225.6 million on June 7, 2001. The net proceeds from the sale of the Notes were deposited in an escrow account and were released to the Company upon completion of the merger on July 20, 2001. In connection with the merger, CBRE assumed the Notes and the Company and many of its subsidiaries guaranteed the Notes.

    The notes require semi-annual payments of interest in arrears on June 15 and December 15. The Notes contain numerous restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase equity or debt that is junior to the Notes, sell assets or subsidiary stock, enter into transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.

    The Notes are redeemable in whole or in part after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. On or before June 15, 2004, up to 35.0% of the issued amount of the Notes may be redeemed at 111 1/4% of par plus accrued and unpaid interest solely with the proceeds from an equity offering. In the event of a change of control, as defined in the Indenture Agreement, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued interest.

4.  Commitments and Contingencies

    On June 29, 2001, the Company entered into a purchase agreement with DLJ Investment Funding, Inc. (DLJ) to issue and sell to DLJ 65,000 units for an aggregate purchase price of $65.0 million, which units consist in the aggregate of $65.0 million in aggregate principal amount of the Company's 16% Senior Notes due 2011 (Senior Notes) and 521,847 shares of its Class A common stock. The issuance of the Senior Notes pursuant to the purchase agreement was contingent on the closing of the Merger, among other things.

    Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of CBRE's stockholders against BLUM CB Corp., CBRE, its directors and the buying group. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that BLUM CB Corp.'s offering price for shares of CBRE's common stock was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions have been consolidated. As of February 23, 2001, the parties to the Delaware litigation entered into a memorandum of understanding in which they agreed in principle to a settlement. The memorandum provides, among other things:

  •
  that the defendants admit no liability or wrongdoing whatsoever;

  •
  that the members of the buying group acknowledge that the pendency and prosecution of the Delaware litigation were positive contributing factors to its decision to increase the Merger consideration;

  •
  for the lead counsel for the plaintiff to have an opportunity to review the proxy statement before mailing;

  •
  for the certification of a settlement class and the entry of a final judgment granting a full release of the defendants; and

  •
  for the payment of attorneys' fees in an amount not to exceed $380,000.

    Conditions to the settlement proposed by the memorandum include:

  •
  negotiation and execution of a mutually acceptable stipulation of settlement;

  •
  closing of the merger;

  •
  dismissal of the Delaware and California litigation with prejudice; and

  •
  completion by the plaintiffs of reasonable additional discovery as lead counsel reasonably believes is appropriate.

    The parties may not be able to complete a mutually acceptable stipulation of settlement, and, if so, the litigation will continue. However, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

5.  Per Share Information

    Basic loss per share and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding of 63,801 for the three months ended June 30, 2001 and 44,323 for the period from February 20, 2001 (Inception) to June 30, 2000. As of June 30, 2001, the Company had no other common stock equivalents outstanding.

6.  Subsequent Events

    CBRE's stockholders approved the Merger on July 18, 2001, and the Merger was completed on July 20, 2001. Pursuant to the Merger, each share of CBRE's common stock, other than those held by members of the buying group, was converted into the right to receive $16.00 in cash. As a result of the Merger, CBRE became a wholly owned subsidiary of the Company and CBRE's shares are no longer listed on the New York Stock Exchange.

    On July 20, 2001, CBRE successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Subordinated Notes). The Subordinated Notes were purchased by CBRE at $1,079.14 for each $1,000 principal amount, which included a consent payment of $30.00 per $1,000 principal amount. On such date, CBRE also repaid the outstanding balance of its former revolving credit facility.

    As part of the Merger, on July 20, 2001, CBRE assumed BLUM CB Corp.'s $229.0 million in Notes and the Company and many of CBRE's subsidiaries guaranteed the Notes. The proceeds from the Notes were utilized to fund a portion of the Merger, the refinancing of CBRE's pre-existing debt and the payment of related fees and expenses.

    On July 20, 2001, CBRE entered into a $325.0 million senior credit facility (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders to fund a portion of the Merger, the refinancing of CBRE's pre-existing debt and the payment of related fees and expenses. The Credit Facility was jointly and severally guaranteed by the Company and certain of CBRE's subsidiaries and is secured by substantially all the assets of the Company, CBRE and CBRE's domestic subsidiaries, provided that neither CBRE nor any of its domestic subsidiaries pledged more than 65% of the voting stock of any foreign subsidiary. The Credit Facility includes a Tranche A term facility of $50.0 million, a Tranche B term facility of $185.0 million, and a revolving line of credit of up to $90.0 million, including revolving credit loans, letters of credit and a swingline loan. CBRE had an outstanding balance on the revolving line of credit of $40.0 million at the close of the merger on July 20, 2001.

    The Tranche A facility will fully amortize by June 20, 2007 through quarterly principal payments totaling $7.5 million during the first two years and $8.75 million during years three through six. The Tranche B facility requires quarterly principal payments of $462,500, with the remaining outstanding principal due on July 20, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year, with any remaining outstanding principal due on July 20, 2007.

    Borrowings under the Credit Facility will bear interest at varying rates based on the Company's option, at either LIBOR plus 3.25% or the alternate base rate plus 2.25%, in the case of the Tranche A facility and the revolving line of credit, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of the Tranche B facility. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. After delivery of CBRE's consolidated financial statements for the year ending December 31, 2001, the amount added to the LIBOR rate or the alternate base rate under the Tranche A facility and revolving line of credit will vary, from 2.50% to 3.25% for the LIBOR rate and from 1.50% to 2.25% for the alternate base rate, as determined by reference to the Company's ratio of total debt less available cash to EBITDA.

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization and merger-related and other nonrecurring charges.

    The Credit Facility contains numerous restrictive covenants that, among other things, limit the Company's and CBRE's ability to: incur additional indebtedness, pay dividends, redeem or repurchase capital stock; prepay, redeem or repurchase debt; enter into liens and sale-leaseback transactions; extend loans and make investments; incur additional indebtedness; transact mergers, acquisitions and asset sales; enter into transactions with affiliates; incur changes in lines of business; and incur capital expenditures. In addition, the Credit Facility contains covenants that require CBRE to maintain CBRE financial ratios relating to its level of indebtedness, fixed charges and interest coverage.

    On July 20, 2001, the Company issued and sold to DLJ and other lenders the Senior Notes, together with 521,847 shares of the Company's Class A common stock. The Senior Notes are effectively subordinated to all current and future indebtedness of CBRE and its subsidiaries.

    Interest on the Senior Notes will accrue at a rate of 16% per year and be payable quarterly in cash in arrears. Until June 29, 2006, interest in excess of 12% may be paid in kind, and at any time, interest may be paid in kind to the extent that CBRE's ability to pay cash dividends to the Company is restricted by the terms of the Credit Facility. The Senior Notes are redeemable in whole or in part at 116.0% percent of the principal amount, plus accrued and unpaid interest during 2001 and at declining prices thereafter. In the event of a change of control, as defined in the Indenture Agreement, the Company is obligated to make an offer to purchase all outstanding Senior Notes.

    The Indenture for the Senior Notes contains numerous restrictive covenants that, among other things, limit the Company's ability to: pay dividends or distributions to stockholders or to repurchase equity or debt that is junior to the Senior Notes; issue debt or equity of subsidiaries; enter into liens; dispose of assets; transact consolidations or mergers; and enter into transactions with affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction—

    Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-Q is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements. The Notes to the Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information about the Company and the basis of presentation used in this report on Form 10-Q.

    Prior to the merger described below, CBRE Holding, Inc. (the Company) did not conduct any business or have any operations and had been formed solely to acquire CB Richard Ellis Services, Inc. and its subsidiaries (CBRE). Pursuant to an amended and restated merger agreement, dated as of May 31, 2001, the Company acquired CBRE on July 20, 2001 as a result of the merger of BLUM CB Corp, a wholly owned subsidiary of the Company, with and into CBRE. CBRE was the surviving entity of the merger, and as a result became a wholly owned subsidiary of the Company.

    Management's Discussion and Analysis of Financial Condition and Results of Operations includes the Company's results through June 30, 2001, which is solely comprised of the issuance by BLUM CB Corp. of $229.0 million in Senior Subordinated Notes (the Notes), and the related interest expense and interest income earned on the net debt proceeds that was held in escrow pending completion of the merger. The section titled "Results of Operations" discusses the Notes, which were issued to fund a portion of the merger, the refinancing of CBRE's pre-existing debt and the payment of related fees and expenses. As a result of the merger and the related financings that were incurred on July 20, 2001, this Management Discussion and Analysis of Financial Conditions and Results of Operations includes information about the indebtedness of the Company giving effect to the Merger and related financing in the sections titled "Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures About Market Risk". After completion of the merger, the Company's business and operations became the same as that conducted by CBRE and its subsidiaries before the merger. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's future reports on Form 10-Q and 10-K will include the historical results of CBRE for the periods prior to the merger and the results of the Company and CBRE after the merger.

Results of Operations

    The following unaudited table sets forth items derived from the Company's consolidated financial statements for the three months ended June 30, 2001 and the period from February 20, 2001 (Inception) to June 30, 2001 (Unaudited):

	Three Months Ended June 30, 2001	Period From February 20, 2001 (Inception) to June 30, 2001
Interest income	$579,845	$579,845
Interest expense	1,775,175	1,775,175

Loss before benefit for income tax	(1,195,330)	(1,195,330)
Benefit for income tax	(464,983)	(464,983)

Net loss	$(730,347)	$(730,347)

Basic loss per share	$(11.45)	$(16.48)
Weighted average shares outstanding for basic loss per share	63,801	44,323

Diluted loss per share	$(11.45)	$(16.48)

Weighted average shares outstanding for diluted loss per share	63,801	44,323

  Three Months Ended June 30, 2001

    The Company reported a consolidated net loss of $0.7 million, or $11.45 diluted loss per share for the three months ended June 30, 2001 primarily due to interest expense on the Notes. Consolidated interest income of $0.6 million primarily represents interest earned on the $229.5 million in net proceeds from the issuance of the Notes and $3.9 million in Common Stock held in escrow from June 7, 2001 to June 30, 2001. Consolidated interest expense of $1.8 million consists of interest on the Notes from June 7, 2001 to June 30, 2001.

    The income tax benefit on a consolidated basis was $0.5 million for the three months ended June 30, 2001. The current quarter benefit was the result of the pre-tax loss.

  Period from February 20, 2001 (Inception) to June 30, 2001

    The Company reported a consolidated net loss of $0.7 million, or $16.48 diluted loss per share for the period from February 20, 2001 (Inception) to June 30, 2001 primarily due to interest expense on the Notes. Consolidated interest income of $0.6 million represents primarily interest earned on the $229.5 million in net proceeds from the issuance of the Notes and $3.9 million in Common Stock held in escrow from June 7, 2001 to June 30, 2001. Consolidated interest expense of $1.8 million consists of interest on the Notes from June 7, 2001 to June 30, 2001.

    The income tax benefit on a consolidated basis was $0.5 million for the period from February June 30, 2001. The benefit was the result of the pre-tax loss.

Liquidity and Capital Resources

    Cash Flows.  Net cash provided by financing activities was $229.5 million for the period from February 20, 2001 (Inception) to June 30, 2001, due to the net proceeds from the issuance by BLUM CB Corp. of the $229.0 million aggregate principal amount of Notes and the issuance by the Company of 241,885 shares of common stock to RCBA Strategic.

    Merger and Related Transactions.  Effective July 20, 2001, BLUM CB Corp., which is a wholly owned subsidiary of the Company, merged with and into CBRE, which survived the merger as a wholly owned subsidiary of the Company. The merger was approved by the Company's stockholders on July 18, 2001.

    In connection with the merger, CBRE entered into a $325.0 million senior secured credit agreement (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders and borrowed $235.0 million in term loans under this agreement, which were comprised of $50.0 million of Tranche A term facility and $185.0 million of Tranche B term facility. The credit agreement also includes a $90.0 million revolving line of credit, $40.0 million of which was drawn upon at the time of the merger. Borrowings under the senior secured credit facilities bear interest at varying rates based, at CBRE's option, on either LIBOR plus 3.25% or the alternate base rate plus 2.25%, in the case of the Tranche A facility and the revolving line of credit, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of the Tranche B facility. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. After delivery of CBRE's consolidated financial statements for the year ending December 31, 2001, the amount added to the LIBOR rate or the alternate base rate under the Tranche A and revolving line of credit will vary, from 2.50% to 3.25% for the LIBOR rate and from 1.50% to 2.25% for the alternate base rate, as determined by reference to CBRE's ratio of total debt less available cash to EBITDA. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization and merger-related and other nonrecurring charges.

    Also in connection with the merger, CBRE assumed $229.0 million in aggregate principal amount of the Notes, which were issued and sold by BLUM CB Corp. for approximately $225.6 million on June 7, 2001. The net proceeds from the sale of the Notes by BLUM CB Corp. were held in an escrow account and were released upon completion of the merger to CBRE. Also on July 20, 2001, the Company and several subsidiaries of CBRE guaranteed the Notes.

    Also in connection with the merger, the Company issued and sold to DLJ Investment Funding, Inc. and other purchasers $65.0 million in aggregate principal amount of its 16% senior notes due 2011 (the Senior Notes) and 521,847 shares of its Class A common stock for an aggregate price of $65.0 million. Interest on the Senior Notes will accrue at a rate of 16% per year and be payable quarterly in cash in arrears. Until June 29, 2006, interest in excess of 12% may be paid in kind, and at any time, interest may be paid in kind to the extent that CBRE's ability to pay cash dividends to the Company is restricted by the terms of the senior secured credit agreement. The Senior Notes are redeemable in whole or in part at 116.0% percent of the principal amount, plus accrued and unpaid interest during 2001 and at declining prices thereafter. In the event of a change of control, as defined in the Indenture to the Senior Notes, the Company is obligated to make an offer to purchase all outstanding Senior Notes. The Senior Notes are effectively subordinated to all current and future indebtedness of CBRE and its wholly owned subsidiaries.

    In total, the Company and CBRE incurred an aggregate of $569.0 million of indebtedness to consummate the merger and related transactions.

    Also in connection with the merger, RCBA Strategic Partners, L.P. and its affiliate, Blum Strategic Partners, II, L.P., purchased for cash 4,435,154 shares of the Company's Class B common stock, Raymond Wirta agreed to purchase 5,000 shares of the Company's Class B common stock and California Public Employees' Retirement System purchased for cash 625,000 shares of the Company's Class A common stock, in each of these cases for $16.00 per share. In addition, the Company offered shares of its Class A common stock to employees of CBRE.

    Using a portion of the proceeds from the sale of the Notes and the Senior Notes, the borrowings under the new credit facility and the proceeds from the sale of the Company's Class B common stock and the Company's Class A common stock, CBRE repaid substantially all of its long-term indebtedness that was outstanding immediately prior to the merger. This repaid indebtedness included all amounts outstanding under its prior credit agreement and its formerly outstanding 8 7/8% Senior Subordinated Notes.

    Also using a portion of the proceeds described above, CBRE paid $16.00 in cash per share of CBRE common stock and vested stock fund units in CBRE's Deferred Compensation Plan, that was outstanding at the time of the merger, other than those shares held by members of the buying group, as well as cash to holders of options to acquire shares of CBRE common stock that agreed to have their options cancelled in exchange for a cash payment. The aggregate amount of cash due to holders of CBRE common stock and options in connection with the merger was approximately $199.7 million.

    Financing Operations and Future Obligations.  The Company and CBRE expect to finance their operations, non-acquisition related capital expenditures, employee compensation plan obligations and long-term indebtedness repayment obligations described below primarily with internally generated cash flow and borrowings under the new revolving credit facility. They expect to fund their future acquisitions, if any, that require cash with internally generated cash flow, but any such acquisitions may require new sources of capital such as the issuance of additional debt or equity. CBRE and the Company anticipate that their existing sources of liquidity, including cash flow from operations, will be sufficient to meet their anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.

    During the year 2002, the Company estimates that CBRE's non-operations capital expenditures will be no greater than $20 million and that CBRE will fund approximately $20 million of co-investments in connection with its real estate investment management business. The Company anticipates that CBRE's existing sources of liquidity, including cash flow from operations, will be sufficient to fund these capital expenditures and co-investments.

    Restrictions in Documents Governing Long-Term Indebtedness.  The terms of the documents governing the current long-term indebtedness of the Company and CBRE impose significant restrictions on the operation of their businesses, including their financing activities. The new credit agreement contains numerous restrictive covenants that, among other things, limit the ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens securing indebtedness, enter into mergers or effect other fundamental corporate transactions, sell assets or declare dividends. In addition, CBRE will be required to meet financial ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. The indenture for the Notes and the indenture for the Senior Notes also include limitations on their ability to incur or repay indebtedness, make advances or loans to subsidiaries and other entities, incur liens securing indebtedness, enter into mergers or effect other fundamental corporate transactions, sell assets or declare dividends. In addition, if either the Company or CBRE were to engage in a change of control transaction, as defined in the indentures for the Notes and the indenture for the Senior Notes, CBRE would be required to make an offer to purchase all of the Notes and the Company would be required to make an offer to purchase all of its outstanding Senior Notes, in each case at a price equal to 101% of the outstanding principal amounts, together with any accrued and unpaid interest.

    Deferred Compensation Plan Obligations.  CBRE has obligations under its deferred compensation plan that will require future cash expenditures. Under the deferred compensation plan, each participant may defer a portion of his or her compensation for distribution generally either after his or her employment with CBRE ends or on a future date at least three years after the deferral election date.

    The investment alternatives available to participants under the plan currently include, among others, two interest index fund alternatives and an insurance fund alternative. Under the first interest index fund alternative, all such allocations are credited with interest at the rate payable by CBRE under its principal credit agreement. New deferrals are no longer permitted into that fund. Under the second interest index fund alternative, which began accepting new deferrals prior to the merger, all deferrals are credited with interest at 11 1/4% per year for five years, or until distributed if earlier, and thereafter at a rate no lower than the rate CBRE pays under its principal credit agreement. Under the insurance fund alternative, the participant can elect to have gain or loss on deferrals measured by one or more of approximately 30 mutual funds. Historically, CBRE has elected to transfer to a rabbi trust the full amount of deferrals into the insurance fund alternative and then hedge its obligations to the participants under the insurance fund alternative by actually buying a contract of insurance within which it has premiums invested in the mutual funds which participants have elected to measure the value of their deferred compensation.

    The Company expects CBRE to fund the after-tax cost of these future distributions under the two interest index alternatives with internally generated cash flow and borrowings under the new revolving credit facility. With respect to existing deferrals under the insurance fund alternative, the Company expects CBRE's future distributions to be satisfied by the contracts of insurance that it has purchased. However, in the future, to the extent CBRE does not fully fund its obligations under the insurance fund alternative with an insurance contract and transfers into the rabbi trust, it would need to fund future distributions with internally generated cash flow and borrowings under the new credit facility.

    Because a substantial majority of the deferrals under the deferred compensation plan have a distribution date based upon the end of the relevant participant's employment with CBRE, it has an on-going obligation to make distributions to these participants as they leave its employment. Because the level of employee departures is not predictable, the timing of these obligations is also not predictable. Accordingly, CBRE may face significant unexpected cash funding obligations in the future under its deferred compensation plan if a larger number of its employees leave its employment than it expects.

    401(k) Plan Obligations.  CBRE may be required to make future cash expenditures as a result of legal requirements applicable to its 401(k) plan. Under the 401(k) plan, generally upon a participant's termination of employment with CBRE, including as a result of retirement, the participant may elect to receive the cash value of his or her investments in the plan. Accordingly, if a participant owns shares of the Company's Class A common stock that are held in the plan and becomes entitled to receive a distribution under the plan, the participant may require the plan trustee to sell those shares and distribute the cash proceeds. However, there currently is no market for the Company's Class A common stock, so CBRE currently would be obligated under applicable law to purchase the shares at fair market value so the required cash distribution could occur.

    Repayment of Long-Term Indebtedness.  The $65.0 million principal amount of the Senior Notes will become due and payable on July 20, 2011. The $229.0 million principal amount of the Notes will become due and payable on June 15, 2011. Any amounts outstanding under the revolving line of credit under the new credit facility will be due and payable on July 20, 2007, and in addition, no amounts can be outstanding under that facility for a period of 45 consecutive days commencing on any day in the month of December of each year. The principal amount of the $235.0 million of term loans under the new credit agreement will become due and payable on the following schedule:

Year	Amount Due
2001	$4.7 million
2002	9.3 million
2003	10.3 million
2004	10.6 million
2005	10.6 million
2006	10.6 million
2007	6.2 million
2008	173.0 million

Litigation

    Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of CBRE's stockholders against BLUM CB Corp., CBRE, its directors and the buying group. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that BLUM CB Corp.'s offering price for shares of CBRE's common stock was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions have been consolidated. As of February 23, 2001, the parties to the Delaware litigation entered into a memorandum of understanding in which they agreed in principle to a settlement. The memorandum provides, among other things:

  •
  that the defendants admit no liability or wrongdoing whatsoever;

  •
  that the members of the buying group acknowledge that the pendency and prosecution of the Delaware litigation were positive contributing factors to its decision to increase the Merger consideration;

  •
  for the lead counsel for the plaintiff to have an opportunity to review the proxy statement before mailing;

  •
  for the certification of a settlement class and the entry of a final judgment granting a full release of the defendants; and

  •
  for the payment of attorneys' fees in an amount not to exceed $380,000.

    Conditions to the settlement proxy by the memorandum include:

  •
  negotiation and execution of a mutually acceptable stipulation of settlement;

  •
  closing of the merger;

  •
  dismissal of the Delaware and California litigation with prejudice; and

  •
  completion by the plaintiffs of reasonable additional discovery as lead counsel reasonably believes is appropriate.

    The parties may not be able to complete a mutually acceptable stipulation of settlement, and, if so, the litigation will continue. However, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

New Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125. In addition, this statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is also effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on the Company's results of operations and financial position.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations", which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for by a single method—the purchase method. This statement is effective for all business combinations completed after June 30, 2001. Accordingly, the Company will account for the merger using the purchase method. The Company is in the process of determining the impact of the adoption of this statement on its results of operations and financial position.

    In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This statement is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company is in the process of determining the impact of the adoption of this statement on its results of operations and financial position.

Safe Harbor Statement Regarding Outlook and Other Forward-Looking Data

    Portions of this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Form 10-Q. Any forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in its expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

Report of Management

    The Company's management is responsible for the integrity of the financial data reported by it and its subsidiaries. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with accounting principles generally accepted in the US. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that these statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    After the completion of the merger, the Company's exposure to market risk consists of foreign currency exchange rate fluctuations related to CBRE's international operations and changes in interest rates on debt obligations.

    Approximately 23% of CBRE's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While its international results of operations, through CBRE, as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit its exposure, as appropriate. Gains and losses on contracts are recognized in accordance with the provisions of SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133 and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not engage in any speculative activities.

    Upon completion of the merger, much of the Company's long-term debt will bear variable interest rates. Consistent with past practices of CBRE, the Company will utilize sensitivity analysis to assess the potential effect of its variable rate debt. If interest rates were to increase by 1% per year, the net impact would be a decrease of approximately $2.75 million on the Company's annual pre-tax income and cash flow. The Company's fixed and variable long-term debt as of June 30, 2001, including the effects of the Senior Notes, the Notes and the senior secured credit facilities, are as follows:

Year of Maturity	Fixed Rate	LIBOR Plus 3.25%	LIBOR Plus 3.75%	EONIA Plus 1.75%	Sterling Libor Plus 1.5%	Total
2001	$2,537	$43,750	$925	$9,830		$57,042
2002	366	7,500	1,850		$1,500	11,216
2003	18	8,125	1,850			9,993
2004	18	8,750	1,50			10,618
2005	18	8,750	1,850			10,618
Thereafter	297,409	13,125	176,675			487,209

Total	$300,365	$90,000	$185,000	$9,830	$1,500	$586,696

Weighted Average Interest Rate	12.66%	7.09%	7.59%	6.47%	4.4%	10.1%

    Estimated fair values for the liabilities of the Company and CBRE are not presented because they either are based on variable rates that approximate terms that they could obtain currently from other sources or they are liabilities that were entered into in connection with the merger which have recently negotiated rates that the Company and CBRE believe represent the fair value of the related liabilities.

CBRE HOLDING, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of CBRE's stockholders against BLUM CB Corp., CBRE, its directors and the buying group. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that BLUM CB Corp.'s offering price for shares of CBRE's common stock was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions have been consolidated. As of February 23, 2001, the parties to the Delaware litigation entered into a memorandum of understanding in which they agreed in principle to a settlement. The memorandum provides, among other things:

  •
  that the defendants admit no liability or wrongdoing whatsoever;

  •
  that the members of the buying group acknowledge that the pendency and prosecution of the Delaware litigation were positive contributing factors to its decision to increase the Merger consideration;

  •
  for the lead counsel for the plaintiff to have an opportunity to review the proxy statement before mailing;

  •
  for the certification of a settlement class and the entry of a final judgment granting a full release of the defendants; and

  •
  for the payment of attorneys' fees in an amount not to exceed $380,000.

    Conditions to the settlement proxy by the memorandum include:

  •
  negotiation and execution of a mutually acceptable stipulation of settlement;

  •
  closing of the merger;

  •
  dismissal of the Delaware and California litigation with prejudice; and

  •
  completion by the plaintiffs of reasonable additional discovery as lead counsel reasonably believes is appropriate.

    The parties may not be able to complete a mutually acceptable stipulation of settlement, and, if so, the litigation will continue. However, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  On June 4, 2001, the Company filed a certificate of amendment to its certificate of incorporation that increased the total number of authorized shares of its former common stock to 500,000. On June 29, 2001, the Company filed its restated certificate of incorporation in the State of Delaware. Pursuant to the restated certificate of incorporation, the Company is authorized to issue an aggregate of 100 million shares of common stock, consisting of 75 million shares of its Class A common stock, $0.01 par value per share, and 25 million shares of its Class B common stock, $0.01 par value per share. On June 29, 2001, the Company had 241,885 shares of its former common stock outstanding all of which were held of record by RCBA Strategic Partners, L.P. and each of which was converted on that date into one share of Class B common stock.

    Generally.  Upon the filing of the certificate of incorporation, the Company has a dual class common stock structure. Except as described below, the holders of its Class A common stock and Class B common stock have the same rights.

    Voting Rights.  Each share of the Company's Class A common stock entitles the holder to one vote in all matters submitted to a vote of stockholders. Each share of the Company's Class B common stock entitles the holder to ten votes in all matters submitted to a vote of stockholders. There is no cumulative voting. Except as required by applicable law, the holders of Class A common stock and the holders of Class B common stock vote together on all matters submitted to a vote of the stockholders. In the event that any amendment to the certificate of incorporation is proposed that would alter or change the powers, preferences or special rights of either class of the Company's common stock so as to affect them adversely, the Company must obtain the approval of a majority of the votes entitled to be cast by the holders of the outstanding shares of the class affected by the proposed amendment. In addition, the number of authorized shares of Class A common stock or Class B common stock may be increased or decreased, but not below the number of shares then outstanding, by the affirmative vote of the holders of a majority in voting power of the Company's outstanding shares of capital stock entitled to vote generally in the election of directors.

    Dividends.  Holders of Class A common stock and Class B common stock are entitled to receive ratably any dividends that may be declared from time to time by the Company's board of directors out of funds legally available for that purpose. In the event that a dividend or distribution is paid or distributed with respect to one class of common stock, a simultaneous dividend or distribution will be paid or distributed to the other class and in the same proportion. However, in the case of dividends or other distributions payable in common stock, only shares of Class A common stock will be paid or distributed with respect to Class A common stock and only shares of Class B common stock will be paid or distributed with respect to Class B common stock. The Company may not subdivide or combine shares of either class of common stock without at the same time proportionally subdividing or combining shares of the other class.

    Changes in Capitalization.  In the event there is an increase or decrease in the number of issued shares of common stock resulting from any stock split, stock dividend, reverse stock split, combination or reclassification of the Company's common stock, or any other similar event resulting in an increase or decrease in the number of outstanding shares of the Company's common stock, the outstanding shares of Class A common stock and the outstanding shares of Class B common stock will be adjusted in the same manner.

    Conversion.  As long as shares of Class B common stock are outstanding, a holder of Class B common stock may at any time convert any shares of Class A common stock the holder owns, in whole or in part, on a share for share basis into the same number of shares of Class B common stock. A holder of Class B common stock may at any time convert any shares of Class B common stock it owns, in whole or in part, on a share for share basis into the same number of shares of Class A common stock. In the event of a transfer of shares of Class B common stock to any person or entity other than a permitted transferee, each share of Class B common stock so transferred will be converted automatically into one share of Class A common stock. For the purposes of a transfer of capital stock, the permitted transferees include RCBA Strategic Partners, L.P. and its affiliates, any person or entity that owned Class B common stock at the effective time of the merger and any single person or entity to which a current Class B common stock holder transfers its right to be a permitted holder and all of its Class B common stock. The Class B common stock converts automatically into Class A common stock on a share for share basis upon the closing of a qualifying initial public offering.

    Mergers and Other Business Combinations.  Subject to the next sentence, unless otherwise approved by a majority of the votes entitled to be cast by the holders of the outstanding shares of Class A common stock and the outstanding shares of Class B common stock, each voting separately as a class, all shares of Class A common stock and Class B common stock are entitled to receive equally on a per share basis the same kind and amount of consideration in the event of any merger, reorganization or consolidation of the Company with any company. In the event that one or more of the other corporations or entities that is a party to a merger or similar transaction with the Company deems it necessary for the merger to be treated as a recapitalization for financial accounting purposes and for the Company to no longer be subject to the reporting requirements of Section 14 of the Securities Exchange Act of 1934 after the closing date of the merger, then, solely to the extent deemed necessary by the other corporation or entity to satisfy these requirements, the kind of consideration that a holder of a share of Class A common stock would be entitled to receive may be different than the kind of consideration that a holder of a share of Class B common stock would be entitled to receive.

    Liquidation.  In the event of liquidation, dissolution or winding up, the holders of Class A common stock and Class B common stock are entitled to share ratably in all assets remaining after the payment of liabilities.

    The description above summarizes information regarding the Company's capital stock. This information does not purport to be complete and is subject in all respects to the applicable provisions of the Delaware General Corporation Law, the Company's restated certificate of incorporation and the Company's bylaws.

  (b)
  Not applicable.

  (c)
  On June 7, 2001, the Company issued and sold 241,875 shares of its Class B common stock to RCBA Strategic Partners, L.P. for aggregate cash consideration of $3,870,000. These shares were purchased in connection with the closing of the sale of 11 1/4% senior subordinated notes by its wholly owned subsidiary BLUM CB Corp. The proceeds from the sale of those shares to RCBA Strategic were contributed to BLUM CB Corp., which deposited the proceeds in an escrow account for release when the merger between BLUM CB Corp. and CB Richard Ellis Services was completed.

  (d)
  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 1, 2001, the sole stockholder of the Company as of that date approved a resolution authorizing the filing of an amendment to the certificate of incorporation of the Company in the State of Delaware. On June 29, 2001, the sole stockholder of the Company as of that date approved a resolution authorizing the filing of a restated certificate of incorporation of the Company in the State of Delaware.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibit

Exhibit	Description
2.1*
Amended and Restated Agreement and Plan of Merger dated as of May 31, 2001 by and among CB Richard Ellis Services, Inc., CBRE Holding, Inc. (the "Company" and formerly BLUM CB Holding Corp.), and BLUM CB Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-59440, filed on June 12, 2001 and declared effective by the Commission on July 13, 2001 (the "Company's Registration Statement on Form S-1"))
3.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
3.2*	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.1*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.2(a)*
Amended and Restated Contribution and Voting Agreement dated as of May 31, 2001 by and among the Company, BLUM CB Corp., RCBA Strategic Partners, L.P., FS Equity Partners III, L.P., FS Equity Partners International, L.P., The Koll Holding Company, Donald Koll, Frederic V. Malek, Raymond E. Wirta and Brett White (incorporated by reference to Exhibit 4.2(a) to Amendment No. 1 to the Company's Registration Statement on Form S-1)
4.2(b)*
Form of Securityholders' Agreement (Exhibit A to the Contribution and Voting Agreement set forth in Exhibit 4.2(a) hereto) (incorporated by reference to Exhibit 4.2(b) to Amendment No. 1 to the Company's Registration Statement on Form S-1)
4.2(c)*
Form of Warrant Agreement (Exhibit B to the Contribution and Voting Agreement set forth in Exhibit 4.2(a) hereto) (incorporated by reference to Exhibit 4.2(c) to Amendment No. 1 to the Company's Registration Statement on Form S-1)
4.3*
Purchase Agreement between the Company and Credit Suisse First Boston Corporation dated as of June 29, 2001 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.4*
Purchase Agreement, dated as of May 31, 2001, among the Company, BLUM CB Corp. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.5*
Indenture, dated as of June 7, 2001, among the Company, BLUM CB Corp. and State Street Bank and Trust Company of California, N.A., as Trustee, for 11 1/4% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.6*
Registration Rights Agreement, dated as of May 31, 2001, among the Company, BLUM CB Corp. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the Company's Registration Statement on Form S-1)

10.1*
Amendment to the CSFB Commitment Letter dated as of May 31, 2001 by and between Credit Suisse First Boston Corporation and the Company (incorporated by reference to Exhibit 10.11(b) to Amendment No. 2 to the Company's Registration Statement on Form S-1)
10.2*
Amendment to the DLJ Commitment Letter dated as of May 31, 2001 by and between DLJ Investment Funding, Inc. and the Company (incorporated by reference to Exhibit 10.12(b) to Amendment No. 2 to the Company's Registration Statement on Form S-1)
10.3*
Amendment to the DLJ Commitment Letter dated as of June 29, 2001 by and between DLJ Investment Funding, Inc. and the Company (incorporated by reference to Exhibit 10.12(c) to Amendment No. 2 to the Company's Registration Statement on Form S-1)

* Incorporated by reference.

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE HOLDING, INC.

Date: August 27, 2001	/s/ RAYMOND E. WIRTA
Raymond E. Wirta Chief Executive Officer (As an officer and the principal financial and accounting officer of the registrant)

EXHIBIT INDEX

Exhibit	Description
2.1*	Amended and Restated Agreement and Plan of Merger dated as of May 31, 2001 by and among CB Richard Ellis Services, Inc., CBRE Holding, Inc. (the "Company" and formerly BLUM CB Holding Corp.), and BLUM CB Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-59440, filed on June 12, 2001 and declared effective by the Commission on July 13, 2001 (the "Company's Registration Statement on Form S-1"))
3.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
3.2*	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.1*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.2(a)*
Amended and Restated Contribution and Voting Agreement dated as of May 31, 2001 by and among the Company, BLUM CB Corp., RCBA Strategic Partners, L.P., FS Equity Partners III, L.P., FS Equity Partners International, L.P., The Koll Holding Company, Donald Koll, Frederic V. Malek, Raymond E. Wirta and Brett White (incorporated by reference to Exhibit 4.2(a) to Amendment No. 1 to the Company's Registration Statement on Form S-1)
4.2(b)*
Form of Securityholders' Agreement (Exhibit A to the Contribution and Voting Agreement set forth in Exhibit 4.2(a) hereto) (incorporated by reference to Exhibit 4.2(b) to Amendment No. 1 to the Company's Registration Statement on Form S-1)
4.2(c)*
Form of Warrant Agreement (Exhibit B to the Contribution and Voting Agreement set forth in Exhibit 4.2(a) hereto) (incorporated by reference to Exhibit 4.2(c) to Amendment No. 1 to the Company's Registration Statement on Form S-1)
4.3*
Purchase Agreement between the Company and Credit Suisse First Boston Corporation dated as of June 29, 2001 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.4*
Purchase Agreement, dated as of May 31, 2001, among the Company, BLUM CB Corp. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.5*
Indenture, dated as of June 7, 2001, among the Company, BLUM CB Corp. and State Street Bank and Trust Company of California, N.A., as Trustee, for 11 1/4% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.6*
Registration Rights Agreement, dated as of May 31, 2001, among the Company, BLUM CB Corp. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
10.1*
Amendment to the CSFB Commitment Letter dated as of May 31, 2001 by and between Credit Suisse First Boston Corporation and the Company (incorporated by reference to Exhibit 10.11(b) to Amendment No. 2 to the Company's Registration Statement on Form S-1)
10.2*
Amendment to the DLJ Commitment Letter dated as of May 31, 2001 by and between DLJ Investment Funding, Inc. and the Company (incorporated by reference to Exhibit 10.12(b) to Amendment No. 2 to the Company's Registration Statement on Form S-1)
10.3*
Amendment to the DLJ Commitment Letter dated as of June 29, 2001 by and between DLJ Investment Funding, Inc. and the Company (incorporated by reference to Exhibit 10.12(c) to Amendment No. 2 to the Company's Registration Statement on Form S-1)

*
Incorporated by reference.

QuickLinks

TABLE OF CONTENTS
CBRE HOLDING, INC. CONSOLIDATED BALANCE SHEETS
CBRE HOLDING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CBRE HOLDING, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
CBRE HOLDING, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CBRE HOLDING, INC. PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX