Form 10-Q
period 2001-09-30
CBRE HOLDING INC
filed 2001-11-14
CIK 1138118

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 000 - 32983

CBRE HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
355 South Grand Avenue Los Angeles, California	90071-1552
(Address of principal executive offices)	(Zip Code)
(213) 613-3226	200 North Sepulveda Boulevard El Segundo, California 90245
(Registrant's telephone number, including area code)	(Former name, former address and formal fiscal year if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Class A and Class B common stock outstanding at October 31, 2001 was 1,742,468 and 12,649,813, respectively.

CBRE HOLDING, INC.

FORM 10-Q

September 30, 2001

TABLE OF CONTENTS

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000	3
	Consolidated Statements of Operations for the three months ended September 30, 2001, the period from February 20, 2001 (inception) through September 30, 2001, the period from July 1, 2001 through July 20, 2001, the period January 1, 2001 through July 20, 2001, and the three and nine months ended September 30, 2000 (Unaudited).	4
	Consolidated Statements of Cash Flows for the period from February 20, 2001 (inception) through September 30, 2001, the period from January 1, 2001 through July 20, 2001 and the nine months ended September 30, 2000 (Unaudited ).	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 2.	Changes in Securities and Use of Proceeds	36
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 6.	Exhibits and Reports on Form 8-K	38
Signatures		41

CBRE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except share and per share data)

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$24,211	$20,854
Receivables, less allowance for doubtful accounts of $12,226 and $12,631 at September 30, 2001 and December 31, 2000	151,924	176,492
Warehouse receivable	72,185	416
Prepaid expenses	10,355	8,017
Deferred taxes, net	16,649	11,139
Other current assets	7,289	6,127

Total current assets	282,613	223,045
Property and equipment, net	68,108	75,992
Goodwill, net of accumulated amortization of $56,417 at December 31, 2000	629,146	423,975
Other intangible assets, net of accumulated amortization of $986 and $289,038 at September 30, 2001 and December 31, 2000	33,632	46,432
Cash surrender value of insurance policies, deferred compensation plan	56,517	53,203
Investment in and advances to unconsolidated subsidiaries	42,863	41,325
Deferred taxes, net	37,644	32,327
Prepaid pension costs	14,104	25,235
Other assets	55,011	41,571

Total assets	$1,219,638	$963,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,988	$83,673
Compensation and employee benefits payable	56,286	79,801
Accrued bonus and profit sharing	55,231	107,878
Income taxes payable	10,972	28,260
Short-term borrowings:
Warehouse line of credit	72,185	416
Revolver and swingline credit facility	22,500	—
Other	10,114	8,799

Total short-term borrowings	104,799	9,215
Current maturities of long-term debt	10,144	1,378

Total current liabilities	331,420	310,205
Long-term debt:
11 1/4% senior subordinated notes, net of unamortized discount of $3,311 at September 30, 2001	225,689	—
Senior secured term loans	223,313	—
16% senior notes, net of unamortized discount of $5,397 at September 30, 2001	59,603	—
8 7/8% senior subordinated notes, net of unamortized discount of $1,664 at December 31, 2000	—	173,336
Revolving credit facility	—	110,000
Other long-term debt	16,116	20,235

Total long-term debt	524,721	303,571
Deferred compensation liability	88,936	80,503
Other liabilities	27,098	29,739

Total liabilities	972,175	724,018
Minority interest	2,900	3,748
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 1,742,468 shares issued and outstanding at September 30, 2001; no shares issued or outstanding at December 31, 2000	17	—
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 12,649,813 shares issued and outstanding at September 30, 2001; no shares issued or outstanding at December 31, 2000	127	—
Common stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding at September 30, 2001; 20,605,023 shares issued and outstanding at December 31, 2000	—	217
Additional paid-in capital	243,231	364,168
Notes receivable from sale of stock	(1,606)	(11,847)
Accumulated earnings (deficit)	1,248	(89,097)
Accumulated other comprehensive income (loss)	1,546	(12,258)
Treasury stock at cost, 1,072,155 shares at December 31, 2000	—	(15,844)

Total stockholders' equity	244,563	235,339

Total liabilities and stockholders' equity	$1,219,638	$963,105

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Thousands)

	Company	Company	Predecessor	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended September 30, 2001	February 20, 2001 (inception) through September 30, 2001	Period from July 1 to July 20, 2001	Period from January 1 to July 20, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000
Revenue:
Leases	$85,815	$85,815	$15,698	$231,844	$129,734	$369,938
Sales	65,464	65,464	14,776	161,312	97,846	257,800
Property and facilities management fees	23,001	23,001	5,493	61,866	27,528	78,453
Consulting and referral fees	13,792	13,792	2,649	36,986	18,545	54,374
Appraisal fees	16,358	16,358	4,426	42,971	18,055	53,421
Loan origination and servicing fees	10,635	10,635	3,250	34,186	14,368	37,408
Investment management fees	8,039	8,039	3,535	23,789	13,952	31,107
Other	2,462	2,462	760	14,980	6,493	22,823

Total revenue	225,566	225,566	50,587	607,934	326,521	905,324
Costs and Expenses:
Commissions, fees and other incentives	110,383	110,383	25,091	284,294	157,579	425,394
Operating, administrative and other	90,336	90,336	26,417	290,031	133,224	391,128
Depreciation and amortization	5,788	5,788	2,514	25,656	10,834	32,134
Merger-related and other nonrecurring charges	3,276	3,276	16,519	22,127	—	—

Operating income (loss)	15,783	15,783	(19,954)	(14,174)	24,884	56,668
Interest income	1,173	1,753	75	1,567	919	1,500
Interest expense	13,407	15,182	1,890	20,303	10,958	31,628

Income (loss) before provision for income tax	3,549	2,354	(21,769)	(32,910)	14,845	26,540
Provision for income tax	1,571	1,106	7,884	1,110	7,868	14,066

Net income (loss)	$1,978	$1,248	(29,653)	(34,020)	$6,977	$12,474

Basic earnings (loss) per share	$0.17	$0.25	$(1.40)	$(1.60)	$0.34	$0.60

Weighted average shares outstanding for basic earnings (loss) per share	11,865,459	4,921,204	21,194,674	21,306,584	20,806,651	20,834,943

Diluted earnings (loss) per share	$0.17	$0.25	$(1.40)	$(1.60)	$0.33	$0.60

Weighted average shares outstanding for diluted earnings (loss) per share	11,865,459	4,921,204	21,194,674	21,306,584	20,881,092	20,917,544

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through September 30, 2001	Period from January 1 to July 20, 2001	Nine Months Ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,248	$(34,020)	$12,474
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization excluding deferred financing costs	5,788	25,656	32,134
Gain on sale of properties, businesses and servicing rights	(384)	(10,009)	(9,306)
Deferred compensation deferrals	6,125	16,447	23,954
(Increase) decrease in receivables	(10,931)	26,970	4,463
Decrease (increase) in cash surrender value of insurance policies, deferred compensation plan	8,351	(11,665)	(25,526)
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	25,203	(101,312)	(26,219)
Decrease in accounts payable and accrued expenses	(1,106)	(5,491)	(6,305)
Decrease in income taxes payable	(293)	(16,357)	(6,417)
Decrease in other liabilities	(11,501)	(9,973)	(861)
Other	2,588	856	(880)

Net cash provided by (used in) operating activities	25,088	(118,898)	(2,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,417)	(16,146)	(17,763)
Proceeds from sale of properties, businesses and servicing rights	5	9,544	16,180
Purchase of investments	(1,033)	(5,484)	(22,993)
Acquisition of businesses including net assets acquired, intangibles and goodwill	(203,582)	(1,924)	(5,111)
Other investing activities, net	(2,136)	539	1,315

Net cash used in investing activities	(212,163)	(13,471)	(28,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	195,000	159,000
Repayment of revolving credit facility	(235,000)	(70,000)	(123,000)
Proceeds from revolver and swingline credit facility	87,750	—	—
Repayment of revolver and swingline credit facility	(65,250)	—	—
Proceeds from senior secured term loans	235,000	—	—
Repayment of senior secured term loans	(2,337)	—	—
Repayment of 8 7/8% senior subordinated notes	(175,000)	—	—
Proceeds from 11 1/4% senior subordinated notes	225,629	—	—
Proceeds from 16% senior notes	65,000	—	—
Repayment of senior notes and other loans, net	(3,179)	446	(5,239)
Payment of deferred financing fees	(21,750)	(8)	(120)
Proceeds from issuance of stock	92,402	—	—
Other financing activities, net	(5,468)	792	(4,127)

Net cash provided by financing activities	197,797	126,230	26,514

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,722	(6,139)	(4,347)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	13,662	20,854	27,844
Effect of exchange rates changes on cash	(173)	(1,053)	(2,773)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$24,211	13,662	$20,724

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$3,871	18,457	$29,110

Federal and local income taxes, net	$636	19,083	$19,279
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    The Company purchased all of the outstanding common stock of CBRE in exchange for cash and common stock of the Company. The non-cash componenet of the merger consideration included approximately $157.1 million in common stock and payables. The payables will be paid subsequent to September 30, 2001.

    The Company issued common stock in exchange for non-cash considerations, including the common stock issued in connection with the acquistion of CBRE. The non-cash component of equity issued during the period from February 20, 2001 to September 30, 2001 was approximately $149.4 million.

    In connection with the Merger, the Company assumed $252.7 million in net liabilities of CBRE.

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Merger

    CBRE Holding, Inc., a Delaware corporation, was incorporated on February 20, 2001 as BLUM CB Holding Corp. On March 26, 2001, BLUM CB Holding Corp. changed its name to CBRE Holding, Inc. (the Company). The Company and its former wholly owned subsidiary, BLUM CB Corporation (Blum CB), a Delaware corporation, were created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international real estate services firm. Prior to July 20, 2001, the Company was a wholly owned subsidiary of RCBA Strategic Partners, L.P. (RCBA Strategic), and is an affiliate of Richard C. Blum a director of the company and CBRE.

    On July 20, 2001, the Company acquired (the merger) CBRE pursuant to an Amended and Restated Agreement and Plan of Merger dated May 31, 2001 (the merger agreement) among the Company, CBRE and Blum CB. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. The operations of the Company after the merger are substantially the same as the operations of CBRE prior to the merger. In addition, the Company has no substantive operations, other than its investment in CBRE. As such, CBRE is considered the predecessor to the Company in accordance with Regulation S-X.

    At the effective time of the merger, CBRE became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, each issued and outstanding share of common stock of CBRE was converted into the right to receive $16.00 in cash, except for (i) shares of common stock of CBRE owned by the Company and Blum CB immediately prior to the merger, which totaled 7,967,774 shares, which were cancelled, (ii) treasury shares and shares of common stock of CBRE owned by any of its subsidiaries, which were cancelled, and (iii) shares of CBRE held by stockholders who perfect appraisal rights for such shares in accordance with Delaware law. All shares of common stock of CBRE outstanding prior to the merger were acquired by Holding, and these shares were subsequently cancelled. Immediately prior to the merger, the following, collectively referred to as the buying group, contributed to the Company all the shares of CBRE's common stock that he or it directly owned in exchange for an equal number of shares of Class B common stock of the Company: RCBA Strategic FS Equity Partners III, L.P. (FSEP) a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership, FS Equity Partners International, L.P. (FSEP International) a Delaware limited partnership, The Koll Holding Company, a California corporation, Frederic V. Malek, a director of the Company and CBRE, Raymond E. Wirta, the Chief Executive Officer and a director of the Company and CBRE, and W. Brett White, the President and a director of the Company and CBRE. Such shares of common stock of CBRE, which totaled 7,967,774 shares of common stock, were then cancelled. In addition, the Company offered to purchase for cash options outstanding to acquire common stock of CBRE at a purchase price per option equal to the greater of the amount by which $16.00 exceeded the exercise price of the option, if at all, or $1.00. In connection with the merger, CBRE purchased its outstanding options on behalf of the Company, which were recorded as merger related and other non recurring charges by CBRE in the period from January 1, 2001 to July 20, 2001, and are not reflected in the accompanying Consolidated Statements of Operations of the Company.

    The funding to complete the merger, as well as the refinancing of substantially all of the outstanding indebtedness of CBRE, was obtained through (i) the cash contribution of $74.8 million from the sale of Class B common stock of the Company for $16.00 per share, (ii) the sale of shares of its Class A common stock of the Company for $16.00 per share to employees and independent contractors of CBRE, (iii) the sale of 625,000 shares of Class A common stock of the Company to CalPERS for $16.00 per share, (iv) the issuance and sale by the Company of 65,000 units for

$65.0 million to DLJ Investment Funding, Inc. and other purchasers, which units consist of $65.0 million in aggregate principal amount of 16% Senior Notes due 2011 and 339,820 shares of Class A common stock of the Company, (v) the issuance and sale by Blum CB of $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due 2011 for $225.6 million (which were assumed by CBRE in connection with the merger) and (vi) borrowings by CBRE under a new $325.0 million senior credit agreement with Credit Suisse First Boston and other lenders.

    Following the merger, the common stock of CBRE was delisted from the New York Stock Exchange. CBRE also successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Subordinated Notes). The Subordinated Notes were purchased at $1,079.14 for each $1,000 principal amount of Notes, which included the consent payment of $30.00 per $1,000 principal amount of Subordinated Notes. The Company also repaid the outstanding balance of CBRE's existing revolving credit facility. The Company entered into the merger in order to enhance the flexibility to operate CBRE's existing businesses and to develop new ones.

2.  Purchase Accounting

    The aggregate purchase price paid by the Company for CBRE was approximately $375 million, which includes: (1) shares of the Company's Class B common stock, valued at $16.00 per share, and warrants to acquire shares of the Company's Class B common stock, issued to members of the buying group in exchange for shares of common stock of CBRE contributed to the Company immediately prior to the merger and the cancellation of warrants to acquire common stock of CBRE; (2) $16.00 per stock fund unit in cash paid to owners of common stock of CBRE, excluding shares owned by members of the buying group discussed above; (3) allocations in CBRE's deferred compensation plan (the DCP) from vested stock fund units, each of which was valued at $16.00 and which had one underlying share of CBRE common stock prior to the merger, to other investment alternatives available under the DCP, in each case at the election of the applicable participant; (4) vested stock fund units, each of which was valued at $16.00 and which had one underlying share of the Company's Class A common stock after the merger, that participants elected to continue to hold after the merger (5) unvested stock fund units, each of which was valued at $16.00 and which were automatically converted to have one underlying share of the Company's Class A common stock after the merger, and (6) direct costs incurred in connection with the merger.

    The merger was accounted for as a purchase by the Company. Prior to the merger, no single member of the buying group, nor any combination thereof, controlled CBRE. After the completion of the merger, RCBA controls CBRE. The shares of common stock of CBRE directly owned by RCBA prior to the merger, which were included in the shares owned by the buying group contributed to the Company, have been valued at RCBA's book value in the determination of the purchase price. All other shares of common stock of CBRE acquired by the Company have been accounted for at fair value of $16.00 per share in the determination of the purchase price. As such, the merger has been accounted for as a step purchase acquisition in accordance with Statement of Financial Accounting Standard (SFAS) 141, "Business Combinations," and the net assets of CBRE acquired by the Company have been adjusted to 86.5% of their estimated fair value.

    The preliminary purchase accounting adjustments of the Company have been recorded in the accompanying unaudited consolidated financial statements as of and for any periods subsequent to July 20, 2001. The excess of the purchase price paid by the Company over its preliminary estimates of the fair value of the assets and liabilities of CBRE at the date of merger, was approximately $629.1 million and is reflected as goodwill in the accompanying unaudited consolidated balance sheet as of September 30, 2001. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the new goodwill balance established as a result of the merger is not being amortized. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits the finalization of certain preliminary estimates. The fair value of net liabilities assumed was $252.6 million at July 20, 2001.

3.  Basis of Preparation

    The accompanying unaudited consolidated statement of financial position as of September 30, 2001, the consolidated statement of operations for the three months ended September 30, 2001, and consolidated statement of operations and cash flows for the period from February 20, 2001 (inception) through September 30, 2001, reflect the consolidated financial position, results of operations, and cash flows of the Company from inception and also include the consolidated financial position, statement of operations and cash flows of CBRE from the the date of the merger and include all material adjustments required under the purchase method of accounting. In accordance with Regulation S-X, CBRE is considered the predecessor to the Company. As such, the historical financial statements of CBRE prior to the merger are included in the accompanying unaudited consolidated financial statements, including the consolidated financial position of CBRE as of December 31, 2000, the consolidated statements of operations for the periods from July 1, 2001 to July 20, 2001 and from January 1, 2001 to July 20, 2001 and for the three and nine months ended September 30, 2000, and the consolidated statements of cash flows for the period from January 1, 2001 to July 20, 2001 and for the nine months ended September 30, 2000 (collectively "Predecessor financial statements"). The Predecessor financial statements have not been adjusted to reflect the acquisition of CBRE by the Company. As such, the consolidated financial statements of the Company after the merger are not directly comparable to the Predecessor financial statements prior to the merger.

    Unaudited pro forma results of the Company assuming the merger had occurred as of January 1, 2000 are presented below. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Revenues	$276,153	$326,521	$833,500	$905,324
Operating income	$12,423	$28,385	$28,124	$66,433
Net (loss) income	$(14,687)	$6,308	$(18,963)	$9,733
Basic (loss) earnings per share	$(0.97)	$0.42	$(1.26)	$0.64
Diluted (loss) earnings per share	$(0.97)	$0.42	$(1.26)	$0.64

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimated. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods' consolidated statements to conform to current period presentation. The consolidated financial statements and notes to the consolidated financial statements, along with management's discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's Form S-4 Registration Statements filed on October 22, 2001. The results of operations for the period from February 20, 2001 (inception) to September 30, 2001 are not necessarily indicative of the results of operations to be expected for the period from February 20, 2001 (inception) to December 31, 2001.

4.  Investments in and Advances to Unconsolidated Subsidiaries

    Condensed Statement of Operations (unaudited) for the unconsolidated subsidiaries accounted for using the equity method is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Revenues	$68,614	$55,722	$204,469	$161,338
Operating income	$10,733	$9,157	$32,054	$27,292
Net income	$7,140	$7,963	$13,284	$15,404

5.  Debt

    The Company has $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the merger. The Notes require semi-annual payments of interest in arrears on June 15 and December 15, commencing on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company and CBRE's domestic subsidiaries. The effective yield on the Notes is 11.5%. The amount included in the accompanying Consolidated Balance Sheets less unamortized discount was $225.7 million at September 30, 2001.

    The Notes contain numerous restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase capital stock or debt that is junior to the Notes, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.

    The Company also entered into a $325.0 million senior credit facility (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all their assets. The credit facility includes the Tranche A term facility of $50.0 million, maturing in 2007; the Tranche B term facility of $185.0 million, maturing in 2008; and the revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing in 2007. Borrowings under the senior secured credit facilities will bear interest at varying rates based on the Company's option, at either LIBOR plus 3.25% or the alternate base rate plus 2.25%, in the case of Tranche A and the revolving facility, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of Tranche B facility. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. After delivery of the Company's consolidated financial statements for the year ending December 31, 2001, the amount added to the LIBOR rate or the alternate base rate under the Tranche A and revolving facility will vary, from 2.50% to 3.25% for LIBOR and from 1.50% to 2.25% for the alternate base rate, as determined by reference to the Company's ratios of total debt less available cash to EBITDA, as defined in the debt agreement.

    The Tranche A facility will fully amortize by July 20, 2007 through quarterly principal payments over 6 years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day as determined by the Company in the month of December of each year. The total amount outstanding under the credit facility included in senior secured term loans, current maturities of long-term debt and short-term borrowings in the accompanying Consolidated Balance Sheets was $255.2 million at September 30, 2001. The weighted average interest rate was 7.4% at September 30, 2001.

    The Company issued an aggregate principal amount of $65 million of 16.0% Senior Notes due in 2011 (the Senior Notes). The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company. Interest accrues at a rate of 16% per year and is payable quarterly in cash in arrears. However, until July 2006, interest in excess of 12% may be paid in kind, and at any time, interest may be paid in kind to the extent CBRE's ability to pay cash dividends is restricted by the terms of the Credit Facility. The Senior Notes are redeemable at the Company's option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes. The total amount included in the accompanying Consolidated Balance Sheet was $59.6 million, net of discount, at Septemer 30, 2001.

    The Senior Notes are solely the Company's obligation to repay. CBRE has neither guaranteed nor pledged any of its assets as collateral for the Senior Notes, and is not obligated to provide cashflow to the Company for repayment of these Senior Notes. However, the Company has no substantive assets or operations other than its investment in CBRE to meet any required principal and interest payments on the Senior Notes. The Company will depend on CBRE's cash flows to fund principal and interest payments as they come due.

    The Senior Notes contain numerous restrictive covenants that, among other things, limit the Company's ability to pay dividends or distributions to stockholder or repurchase capital stock or debt that is junior to the Senior Notes, issue subsidiary equity, enter into consolidations or mergers, engage in transactions with affiliates, incur additional indebtedness or dispose of assets.

    The Company has short-term borrowings of $104.8 million and $9.2 million with related weighted average interest rates of 5.0% and 7.3% as of September 30, 2001 and December 31, 2000, respectively.

    A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC). The credit agreement provides for a revolving line of credit of up to $175.0 million, and bears interest at 1.00% per annum over LIBOR. The agreement expires on August 31, 2002. During the quarter ended September 30, 2001, the Company had a maximum of $157.2 million revolving line of credit principal outstanding. The Company had a participation agreement with RFC whereby RFC agreed to purchase a 99% participation interest in any eligible multifamily mortgage loans owned by the Company and outstanding at quarter-end (Participation Agreement). The Participation Agreement expired August 31, 2001. At September 30, 2001, the Company had $72.2 million warehouse line of credit outstanding, which is included in short-term borrowings in the accompanying Consolidated Balance Sheets. The Company also had a $72.2 million warehouse receivable. Subsequent to September 30, 2001, the warehouse line of credit was repaid with the proceeds from the warehouse receivable.

6.  Employee Benefit Plans

    Option Plans and Warrants.  At the effective time of the merger, each holder of an option to acquire CBRE's common stock, whether or not vested, had the right to receive, in consideration for the cancellation of his or her options, an amount per share of common stock equal to the greater of (A) the amount by which $16.00 exceeded the exercise price of the option, if any, and (B) $1.00, reduced in each case by applicable withholding taxes. Employees holding warrants to acquire shares of CBRE received $1.00 per share of common stock underlying the warrant. Warrants held by non-employees other than FSEP and FSEP International, who received warrants to acquire shares of the Company's Class B Common Stock, were cancelled, at no payment to such holders.

    Deferred Compensation Plan (the DCP).  In 1994, CBRE implemented the DCP. Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonuses) and have it invested in stock fund units, a series of mutual funds within an insurance policy or an interest bearing account. As part of the merger, the DCP was amended so that each stock fund unit represented the right to receive one share of Class A common stock of the Company. Each participant in the DCP who was a US employee or an independent contractor in the specified states and had pre-merger vested stock fund units prior to the merger was permitted to make one of the following elections: (1) convert the value of his or her pre-merger vested stock fund units, based upon a value of $16.00 per stock unit, into any of the insurance mutual fund or interest index fund alternatives provided under the DCP, or (2) continue to hold the vested stock fund units in his or her account under the DCP. In accordance with a change in control provision included in the terms of the DCP, shares of stock fund units associated with the 1999 Company matching contribution, which were unvested prior to the merger, became vested upon completion of the merger, but remained as stock fund units. Vested stock fund units, including those that vested due to the change in control, are included in goodwill in the accompanying consolidated balance sheet as of September 30, 2001. The above accounting treatment is in accordance with Financial Interpretation Number (FIN) 44 "Accounting for Certain Transactions Involving Stock Compensation."

    Each stock fund unit that was unvested prior to the merger continued to be held in participants' accounts but after the merger represented the right to receive one share of Class A common stock of the Company. These unvested stock fund units have been accounted for as a deferred compensation asset, of which $2.0 million and $4.0 million are included in other current assets and other assets, respectively, in the accompanying Consolidated Balance Sheets as of September 30, 2001. The deferred compensation asset will be amortized as compensation expense over the remaining vesting period for such stock fund units in accordance with FIN 44. After completion of the merger, no new deferrals are allowed in stock fund units.

    Capital Accumulation Plan (The Cap Plan).  The Cap Plan is a defined contribution profit sharing plan under section 401(k) of the Internal Revenue Code and is CBRE's only such plan. In connection with the merger, each share of CBRE's common stock held by the plan was exchanged for $16.00 in cash. In addition, the Cap Plan was amended to eliminate CBRE's common stock as an investment option after July 20, 2001. The cash received for the shares of CBRE's common stock was available for reinvestment in one or more of the investment alternatives contained within the Cap Plan, including a new Company Stock Fund in which employees could invest on a one time basis in Class A shares of common stock of the Company.

7.  Commitments and Contingencies

    Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of CBRE's stockholders against the Company, CBRE, its directors and the buying group which has taken CBRE private. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that the offering price for shares of CBRE's common stock was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions were subsequently consolidated and a lead counsel appointed. As of October 2, 2001, the parties to the Delaware litigation entered into a settlement agreement that was filed with the appropriate court in Delaware. However, the Delaware court has not yet approved the settlement. Furthermore, the parties involved in the California lawsuit have not agreed to a settlement.

    The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

    An important part of the strategy for the Company's investment management business involves investing its own capital in certain real estate investments with its clients. As of September 30, 2001, the Company invested $51.0 million and had committed $32.6 million to fund future co-investments.

8.  Shareholder's Equity

    The Company is authorized to issue 100,000,000 shares of common stock, including 75,000,000 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock, both with $.01 par value per share. The holders of Class A common stock are entitled to one vote for each share. Holders of Class B Common Stock are entitled to ten votes for each share. There are no differences between the two classes of common stock other than number of votes. The holders of Class A and Class B Common Stock shall share equally on a per-share basis in all dividends and other cash, stock or property distributions.

    Upon written request of any holder of Class B Common Stock, any shares will be automatically converted on a share-for-share basis into the same number of shares of Class A Common Stock. In addition, upon any transfer, sale, or other disposition, shares of Class B Common Stock shall be converted into shares of Class A Common Stock on a share-for-share basis, excluding the transfer to certain permitted Class B Common Stockholders. Also, upon completion of an underwritten public offering in which the Company becomes listed on a national securities exchange, all outstanding shares of Class B Common Stock shall automatically be converted into shares of Class A Common Stock on a share-for-share basis.

    As long as Class B Common Stock are outstanding, if a holder of Class B Common Stock purchases any shares of Class A Common Stock, the holder may convert on a share-for-share basis into the same number of shares of Class B Common Stock.

    As part of the merger, the Company issued 255,477 warrants to purchase shares of Class B Common Stock with an exercise price of $30.00 per share. These warrants expire August 27, 2007. The Company also issued 1,520,207 options to acquire Class A Common Stock at an exercise price of $16.00 per share. These options will vest and become exercisable in 20% increments over a five-year period ending July 20, 2006. All options will become fully vested and exercisable upon a change in control of the Company.

9.  Comprehensive Income (Loss)

    Comprehensive income (loss) consists of net income and other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

The following unaudited table summarizes the comprehensive income (loss) of the Company (dollars in thousands):

	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (Inception) through September 30, 2001	Period from January 1, 2001 to July 20, 2001	Nine Months Ended September 30, 2000
Net income	$1,248	$(34,020)	$12,474
Foreign currency translation income (loss), net of taxes	1,546	(7,106)	(13,748)

Comprehensive income (loss)	$2,794	$(41,126)	$(1,274)

10. Per Share Information

    Basic earnings per share was computed by dividing the net earnings by the weighted average number of common shares outstanding of 11,865,459 and 20,806,651 for the three months ended September 30, 2001 and 2000, respectively, and 4,921,204 and 20,834,943 for the period from February 20, 2001 (Inception) to September 30, 2001 and the nine months ended September 2000, respectively, and 21,194,674 and 21,306,584 for the period from July 1, 2001 to July 20, 2001 and the period from January 1, 2001 to July 20, 2001, respectively. The Company's outstanding common stock equivalents were antidilutive during the current year. For the three and nine month periods ended September 30, 2000, the computation of diluted earnings per share further assumes the dilutive effect of 74,441 and 82,601 common stock equivalents, respectively, which consists principally of stock options. Due to the change in equity structure as a result of the merger, the current year per share information is not comparable to that of the prior year.

11. Nonrecurring Charges

    During the three months ended September 30, 2001, the Company recorded other nonrecurring pre-tax charges totaling $3.3 million which primarily included the write-off of CBRE's e-business investments. During the period from January 1, 2001 to July 20, 2001, CBRE recorded merger-related and other non recurring charges of $22.1 million which includes merger-related costs of $16.4 million, severance costs of $2.8 million related to CBRE's cost reduction program instituted in May 2001, as well as the write-off of an e-investment of $2.9 million

12. Guarantor and Nonguarantor Financial Statements

    In connection with the merger with Blum CB, and as part of the financing of the merger, CBRE assumed an aggregate of $229.0 million in Senior Subordinated Notes due 2011. These Notes are unsecured and rank equally in right of payment with any of the Company's future senior subordinated unsecured indebtedness. The Notes are effectively subordinated to indebtedness and other liabilities of the Company's subsidiaries that are not guarantors of the Notes. The Notes are guaranteed on a full, unconditional, joint and several basis by the Company, CBRE and CBRE's wholly-owned domestic subsidiaries.

    The following condensed consolidating financial information includes:

      (1) Condensed consolidating balance sheets as of September 30, 2001 and December 31, 2000; condensed consolidating statements of operations for the three months ended September 30, 2001, the period from February 20, 2001 (inception) through September 30, 2001, the period from

  July 1, 2001 through July 20, 2001, the period from January 1, 2001 through July 20, 2001, and the three and nine months ended September 30, 2000; and condensed consolidating statements of cash flows for the period from February 20, 2001 (inception) to September 30, 2001, the period from January 1, 2001 to July 20, 2001 and the nine months ended September 30, 2000 of (a) Holding, the Parent, (b) CBRE, which is the subsidiary issuer (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and (e) the Company on a consolidated basis; and

      (2) Elimination entries necessary to consolidate CBRE Holding, Inc., the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

    Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions. In accordance with SFAS 142, "Goodwill and Other Intangibles", all goodwill acquired in an acquisition shall be assigned to reporting units as of the date of acquisition. The Company is currently evaluating the fair value of these reporting units and the applicable goodwill to be assigned. As a result, the Condensed Consolidated Balance Sheet as of September 30, 2001 does not reflect this allocation of goodwill based upon the fair value of the Company's reporting units.

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2001

(Dollars in Thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,998	$159	$5,512	$14,542	$—	$24,211
Receivables, less allowance for doubtful accounts	144	27	147,045	76,893	—	224,109
Prepaid and other current assets	4,067	33,654	8,118	9,810	(21,356)	34,293

Total current assets	8,209	33,840	160,675	101,245	(21,356)	282,613
Property and equipment, net	—	—	49,591	18,517	—	68,108
Goodwill	—	217,351	208,432	203,363	—	629,146
Other intangible assets, net	—	—	32,584	1,048	—	33,632
Cash surrender value of insurance policies, deferred compensation plan	—	56,517	—	—	—	56,517
Investments in and advances to unconsolidated subsidiaries	—	4,066	34,461	4,336	—	42,863
Investment in consolidated subsidiaries	303,059	175,106	155,451	—	(633,616)	—
Inter-company loan receivable	—	350,562	—	—	(350,562)	—
Deferred taxes, net	46	43,049	—	—	(5,451)	37,644
Prepaid pension costs	—	—	—	14,104	—	14,104
Other assets	14,332	18,760	15,540	6,379	—	55,011

Total assets	$325,646	$899,251	$656,734	$348,992	$(1,010,985)	$1,219,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,057	$15,444	$45,664	$30,792	$31	$93,988
Inter-company payable	19,423	—	—	—	(19,423)	—
Compensation and employee benefits payable	—	—	38,728	17,558	—	56,286
Accrued bonus and profit sharing	—	—	35,713	19,518	—	55,231
Income taxes payable	—	10,779	—	2,157	(1,964)	10,972
Short-term borrowings	—	22,681	73,247	8,871	—	104,799
Current maturities of long-term debt	—	9,350	178	616	—	10,144

Total current liabilities	21,480	58,254	193,530	79,512	(21,356)	331,420
Long-term debt:
11 1/4% senior subordinated loans, net of unamortized discount	—	225,689	—	—	—	225,689
Senior secured term loans	—	223,313	—	—	—	223,313
16% senior notes, net of unamortized discount	59,603	—	—	—	—	59,603
Other long-term debt	—	—	14,986	1,130	—	16,116
Inter-company loan payable	—	—	259,561	91,001	(350,562)	—

Total long-term debt	59,603	449,002	274,547	92,131	(350,562)	524,721
Deferred compensation liability	—	88,936	—	—	—	88,936
Other liabilities	—	—	13,551	18,998	(5,451)	27,098

Total liabilities	81,083	596,192	481,628	190,641	(377,369)	972,175
Minority interest	—	—	—	2,900	—	2,900
Commitments and contingencies
Stockholders' equity	244,563	303,059	175,106	155,451	(633,616)	244,563

Total liabilities and stockholders' equity	$325,646	$899,251	$656,734	$348,992	$(1,010,985)	$1,219,638

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2000

(Dollars in Thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$62	$7,558	$13,234	$—	$20,854
Receivables, less allowance for doubtful accounts	637	85,173	91,098	—	176,908
Inter-company receivables	—	8,448	—	(8,448)	—
Prepaid and other current assets	9,269	7,138	8,876	—	25,283

Total current assets	9,968	108,317	113,208	(8,448)	223,045
Property and equipment, net	—	55,100	20,892	—	75,992
Goodwill, net	—	213,131	210,844	—	423,975
Other intangible assets, net	5,964	36,267	4,201	—	46,432
Cash surrender value of insurance policies, deferred compensation plan	53,203	—	—	—	53,203
Investment in and advances to unconsolidated subsidiaries	3,695	32,511	5,119	—	41,325
Investment in consolidated subsidiaries	222,590	192,544	—	(415,134)	—
Inter-company loan receivable	293,111	—	—	(293,111)	—
Deferred taxes, net	38,047	—	—	(5,720)	32,327
Prepaid pension costs	—	—	25,235	—	25,235
Other assets	4,741	30,752	6,078	—	41,571

Total assets	$631,319	$668,622	$385,577	$(722,413)	$963,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,720	$33,730	$47,223	$—	$83,673
Inter-company payable	—	—	8,448	(8,448)	—
Compensation and employee benefits payable	—	46,568	33,233	—	79,801
Reserve for bonus and profit sharing	—	86,708	21,170	—	107,878
Income taxes payable	26,679	—	1,581	—	28,260
Short-term borrowings	—	2,269	6,946		9,215
Current maturities of long-term debt	—	473	905	—	1,378

Total current liabilities	29,399	169,748	119,506	(8,448)	310,205
Long-term debt:
8 7/8% senior subordinated notes, net of unamortized discount	173,336	—	—	—	173,336
Revolving credit facility	110,000	—	—	—	110,000
Other long-term debt	2,742	16,111	1,382	—	20,235
Inter-company loan payable	—	234,923	58,188	(293,111)	—

Total long-term debt	286,078	251,034	59,570	(293,111)	303,571
Deferred compensation liability	80,503	—	—	—	80,503
Other liabilities	—	15,162	20,297	(5,720)	29,739

Total liabilities	395,980	435,944	199,373	(307,279)	724,018
Minority interest	—	—	3,748	—	3,748
Commitments and contigencies
Stockholders' equity	235,339	232,678	182,456	(415,134)	235,339

Total liabilities and stockholders' equity	$631,319	$668,622	$385,577	$(722,413)	$963,105

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(Dollars in Thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$169,927	$55,639	$—	$225,566
Costs and expenses:
Commissions, fees and other incentives	—	—	86,169	24,214	—	110,383
Operating, administrative and other	402	167	61,101	28,666	—	90,336
Depreciation and amortization	—	—	3,951	1,837	—	5,788
Merger-related and other nonrecurring charges	—	—	2,864	412	—	3,276

Operating (loss) income	(402)	(167)	15,842	510	—	15,783
Interest income	543	8,689	286	124	(8,469)	1,173
Interest expense	3,561	9,377	7,537	1,401	(8,469)	13,407
Equity earnings of consolidated subsidiaries	3,763	9,940	1,349	—	(15,052)	—

Income (loss) before (benefit) provision for income tax	343	9,085	9,940	(767)	(15,052)	3,549
(Benefit) provision for income tax	(1,635)	5,322	—	(2,116)	—	1,571

Net income	$1,978	$3,763	$9,940	$1,349	$(15,052)	$1,978

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

(Dollars in Thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$169,927	$55,639	$—	$225,566
Costs and Expenses
Commissions, fees and other incentives	—	—	86,169	24,214	—	110,383
Operating, administrative and other	402	167	61,101	28,666	—	90,336
Depreciation and amortization	—	—	3,951	1,837	—	5,788
Merger-related and other nonrecurring charges	—	—	2,864	412	—	3,276

Operating (loss) income	(402)	(167)	15,842	510	—	15,783
Interest income	1,123	8,689	286	124	(8,469)	1,753
Interest expense	5,336	9,377	7,537	1,401	(8,469)	15,182
Equity earnings of consolidated subsidiaries	3,763	9,940	1,349	—	(15,052)	—

(Loss) income before (benefit) provision for income tax	(852)	9,085	9,940	(767)	(15,052)	2,354
(Benefit) provision for income tax	(2,100)	5,322	—	(2,116)	—	1,106

Net income	$1,248	$3,763	$9,940	$1,349	$(15,052)	$1,248

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE PERIOD FROM JULY 1 TO JULY 20, 2001

(Dollars in Thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$37,394	$13,193	$—	$50,587
Costs and expenses:
Commissions, fees and other incentives	—	18,546	6,545	—	25,091
Operating, administrative and other	526	19,620	6,271	—	26,417
Depreciation and amortization	—	1,652	862	—	2,514
Merger-related and other nonrecurring charges	16,519	—	—	—	16,519

Operating loss	(17,045)	(2,424)	(485)	—	(19,954)
Interest income	1,861	20	55	(1,861)	75
Interest expense	1,662	1,665	424	(1,861)	1,890
Equity losses of consolidated subsidiaries	(11,558)	(7,489)	—	19,047	—

Loss before provision for income tax	(28,404)	(11,558)	(854)	19,047	(21,769)
Provision for income tax	1,249	—	6,635	—	7,884

Net loss	$(29,653)	$(11,558)	$(7,489)	$19,047	$(29,653)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE PERIOD FROM JANUARY 1 TO JULY 20, 2001

(Dollars in Thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$465,280	$142,654	$—	$607,934
Costs and expenses:
Commissions, fees and other incentives	—	222,536	61,758	—	284,294
Operating, administrative and other	663	209,185	80,183	—	290,031
Depreciation and amortization	—	17,021	8,635	—	25,656
Merger-related and other nonrecurring charges	19,260	2,867	—	—	22,127

Operating (loss) income	(19,923)	13,671	(7,922)	—	(14,174)
Interest income	16,757	952	615	(16,757)	1,567
Interest expense	18,014	14,952	4,094	(16,757)	20,303
Equity losses of consolidated subsidiaries	(12,764)	(12,435)	—	25,199	—

Loss before provision for income tax	(33,944)	(12,764)	(11,401)	25,199	(32,910)
Provision for income tax	76	—	1,034	—	1,110

Net loss	$(34,020)	$(12,764)	$(12,435)	$25,199	$(34,020)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

(Dollars in Thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$255,299	$71,222	—	$326,521
Costs and expenses:
Commissions, fees and other incentives	—	130,033	27,546	—	157,579
Operating, administrative and other	2,528	92,596	38,100	—	133,224
Depreciation and amortization	—	6,756	4,078	—	10,834

Operating (loss) income	(2,528)	25,914	1,498	—	24,884
Interest income	8,246	602	243	(8,172)	919
Interest expense	10,030	7,073	2,027	(8,172)	10,958
Equity earnings (losses) of consolidated subsidiaries	19,048	(395)	—	(18,653)	—

Income (loss) before provision for income tax	14,736	19,048	(286)	(18,653)	14,845
Provision for income tax	7,759	—	109	—	7,868

Net income (loss)	$6,977	$19,048	$(395)	$(18,653)	$6,977

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

(Dollars in Thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$699,498	$205,826	$—	$905,324
Costs and expenses:
Commissions, fees and other incentives	—	343,066	82,328	—	425,394
Operating, administrative and other	3,118	274,666	113,344	—	391,128
Depreciation and amortization	—	19,734	12,400	—	32,134

Operating (loss) income	(3,118)	62,032	(2,246)	—	56,668
Interest income	25,809	958	322	(25,589)	1,500
Interest expense	29,140	22,852	5,225	(25,589)	31,628
Equity earnings (losses) of consolidated subsidiaries	36,255	(3,883)	—	(32,372)	—

Income (loss) before provision (benefit) for income tax	29,806	36,255	(7,149)	(32,372)	26,540
Provision (benefit) for income tax	17,332	—	(3,266)	—	14,066

Net income (loss)	$12,474	$36,255	$(3,883)	$(32,372)	$12,474

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

(Dollars in Thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$4,305	$(3,015)	$17,166	$6,632	$—	$25,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(4,447)	(970)	—	(5,417)
Proceeds from sale of properties, businesses and servicing rights	—	—	—	5	—	5
Purchase of investments	—	—	(250)	(783)	—	(1,033)
Contribution to CBRE	(155,127)	—	—	—	155,127	—
Acquisition of businesses including net assets acquired and goodwill	—	(201,866)	(1,577)	(139)	—	(203,582)
Other investing activities, net	—	(1)	(3,052)	917	—	(2,136)

Net cash used in investing activities	(155,127)	(201,867)	(9,326)	(970)	155,127	(212,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(235,000)	—	—	—	(235,000)
Proceeds from revolver and swingline credit facility	—	87,750	—	—	—	87,750
Repayment of revolver and swingline credit facility	—	(65,250)	—	—	—	(65,250)
Proceeds from senior secured term loans	—	235,000	—	—	—	235,000
Repayment of senior secured term loans	—	(2,337)	—	—	—	(2,337)
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—	—	—	(175,000)
Proceeds from 11 1/4% senior subordinated notes	—	225,629	—	—	—	225,629
Proceeds from 16% senior subordinated notes	65,000	—	—	—	—	65,000
Repayment of senior notes and other loans, net	—	—	(432)	(2,747)	—	(3,179)
Payment of deferred financing fees	(2,582)	(19,168)	—	—	—	(21,750)
Proceeds from issuance of stock	92,402	155,127	—	—	(155,127)	92,402
Decrease (increase) in intercompany receivables, net	—	2,766	(1,900)	(866)	—	—
Other financing activities, net	—	(5,435)	(41)	8	—	(5,468)

Net cash provided by (used in) financing activities	154,820	204,082	(2,373)	(3,605)	(155,127)	197,797

Net increase (decrease) in cash and cash equivalents	3,998	(800)	5,467	2,057	—	10,722
Cash and cash equivalents, at beginning of period	—	959	45	12,658	—	13,662
Effect of exchange rates changes on cash	—	—	—	(173)	—	(173)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,998	$159	$5,512	$14,542	$—	$24,211

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$—	$3,444	$393	$34	$—	$3,871
Federal and local income taxes	$—	$287	$—	$349	$—	$636

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1 THROUGH JULY 20, 2001

(Dollars in Thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS USED IN OPERATING ACTIVITIES:	$(37,633)	$(52,031)	$(29,234)	$(118,898)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(12,641)	(3,505)	(16,146)
Proceeds from sale of properties, businesses and servicing rights	—	9,105	439	9,544
Purchase of investments	—	(2,500)	(2,984)	(5,484)
Acquisition of businesses including net assets acquired and goodwill	—	(31)	(1,893)	(1,924)
Other investing activities, net	251	(524)	812	539

Net cash provided by (used in) investing activities	251	(6,591)	(7,131)	(13,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	195,000	—	—	195,000
Repayment of revolving credit facility	(70,000)	—	—	(70,000)
(Repayment of) proceeds from senior notes and other loans, net	(2,490)	(1,656)	4,592	446
Payment of deferred financing fees	(8)	—	—	(8)
(Increase) decrease in intercompany receivables, net	(85,712)	52,846	32,866	—
Other financing activities, net	1,489	(81)	(616)	792

Net cash provided by financing activities	38,279	51,109	36,842	126,230

Net increase (decrease) in cash and cash equivalents	897	(7,513)	477	(6,139)
Cash and cash equivalents, at beginning of period	62	7,558	13,234	20,854
Effect of exchange rates changes on cash	—	—	(1,053)	(1,053)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$959	$45	$12,658	$13,662

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$17,194	$1,165	$98	$18,457
Federal and local income taxes	$14,475	$—	$4,608	$19,083

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

(Dollars in Thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(31,266)	$27,601	$1,176	$(2,489)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(13,964)	(3,799)	(17,763)
Proceeds from sale of properties, businesses and servicing rights	—	15,944	236	16,180
Purchase of investments	—	(20,316)	(2,677)	(22,993)
Acquisition of businesses including net assets acquired and goodwill	—	(4,415)	(696)	(5,111)
Other investing activities, net	(163)	995	483	1,315

Net cash used in investing activities	(163)	(21,756)	(6,453)	(28,372)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	159,000	—	—	159,000
Repayment of revolving credit facility	(123,000)	—	—	(123,000)
Repayment of senior notes and other loans, net	—	(3,430)	(1,809)	(5,239)
(Increase) decrease in intercompany receivables, net	(3,200)	(2,410)	5,610	—
Other financing activities, net	(2,136)	(747)	(1,364)	(4,247)

Net cash provided by (used in) financing activities	30,664	(6,587)	2,437	26,514

Net decrease in cash and cash equivalents	(765)	(742)	(2,840)	(4,347)
Cash and cash equivalents, at beginning of period	864	6,287	20,693	27,844
Effect of exchange rates changes on cash	—	—	(2,773)	(2,773)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$99	$5,545	$15,080	$20,724

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$22,898	$1,826	$4,386	$29,110
Federal and local income taxes, net	$13,001	$—	$6,278	$19,279

13. Industry Segments

    Subsequent to the merger, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations. The Company now reports its operations through three geographically organized segments: (1) The Americas, (2) Europe, Middle East, and Africa (EMEA) and (3) Asia Pacific. The Americas consists of the United States, Canada, Mexico, and operations located in Central and South America. EMEA mainly consists of Europe, while Asia Pacific includes the operations in Asia, Australia and New Zealand. Previously, the Company reported its segments based on the applicable type of revenue transaction. This included the Transaction Management, Financial Services and Management Services segments. The Americas current year results include other nonrecurring charges of $3.0 million. Prior year results include a $4.7 million nonrecurring pre-tax gain on the sale of certain non-strategic assets. The following unaudited table summarizes the revenue and operating income (loss) by operating segment (dollars in thousands):

	Company	Company	Predecessor	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended September 30, 2001	February 20, 2001 (inception) Through September 30, 2001	Period From July 1 to July 20, 2001	Period From January 1 to July 20, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000
Revenue
The Americas	$178,726	$178,726	$40,023	$488,450	$265,880	$730,340
EMEA	31,596	31,596	7,486	78,294	41,135	115,911
Asia Pacific	15,244	15,244	3,078	41,190	19,506	59,073

	$225,566	$225,566	$50,587	$607,934	$326,521	$905,324

Operating Income (loss)
The Americas	$14,491	$14,491	$(18,961)	$(8,336)	$22,240	$55,611
EMEA	1,981	1,981	(176)	(2,169)	2,988	3,551
Asia Pacific	(689)	(689)	(817)	(3,669)	(344)	(2,494)

	$15,783	$15,783	$(19,954)	$(14,174)	$24,884	$56,668

Interest income	$1,173	$1,753	$75	$1,567	$919	$1,500
Interest expense	13,407	15,182	1,890	20,303	10,958	31,628

Income (loss) before provision (benefit) for income tax	$3,549	$2,354	$(21,769)	$(32,910)	$14,845	$26,540

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	September 30, 2001	December 31, 2000
Identifiable assets:
The Americas	$915,749	$664,120
EMEA	167,485	171,527
Asia Pacific	57,900	63,138
Corporate	78,504	64,320

	$1,219,638	$963,105

    Identifiable assets by segment are those assets used in the Company's operations in each segment. Corporate identifiable assets are principally made up of cash and cash equivalents and deferred taxes.

14. Subsequent Events

    On October 4, 2001, CBRE filed a Form S-4 registration statement with the Securities and Exchange Commission to register an offer to exchange all of the outstanding $229.0 million aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 with new notes registered under the Securities Act of 1933. On October 4, 2001, the Company filed a Form S-4 registration statement with the Securities Exchange Commission to register an offer to exchange all of the outstanding $65.0 million aggregate principal amount of 16% Senior Notes due July 20, 2011 with new notes registered under the Securities Act of 1933. The terms of the exchange notes to be issued in the exchange offers are substantially identical to the outstanding notes for which they are being exchanged, except the exchange notes will be freely tradable, except in limited circumstances.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    On July 20, 2001, the Company acquired (the Merger) CB Richard Ellis Services, Inc. (CBRE) pursuant to an Amended and Restated Agreement and Plan of Merger dated May 31, 2001 (the merger agreement) among the Company, CBRE and Blum CB Corp. (Blum CB), a wholly owned subsidiary of the Company. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. At the effective time of the merger, CBRE became a wholly owned subsidiary of the Company.

    The results of operations of the Company for the quarter ended September 30, 2001 have been derived by combining the results of operations of the Company for the quarter ended September 30, 2001 with the results of operations of CBRE, prior to the merger, from July 1, 2001 to July 20, 2001, the date of the merger. The results of operations for the nine months ended September 30, 2001 reflect the combination of the results of operations of the Company for the period from February 20, 2001 to September 30, 2001 with the results of operations for CBRE prior to the merger, from January 1, 2001 to July 20, 2001. The results of operations and cash flows of CBRE prior to the merger incorporated in this discussion are the historical results and cash flows of CBRE, the predecessor to the Company. These CBRE results do not reflect any purchase accounting adjustments included in the results of the Company after the merger, and are thus not directly comparable. Because of the effects of purchase accounting applied as a result of the merger and the additional interest expense associated with the debt incurred to finance the merger, the results of operations of the Company are not comparable in all respects to the results of operations prior to the merger. However, the Company's management believes a discussion of the operations by combining the results of the Company and CBRE is more meaningful as the Company's operating revenues and expenses have not been affected by the MBO and splitting up the results between pre- and post-merger periods would make comparisons of the operating trends to the prior year very different.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    The Company reported a consolidated net loss of $27.7 million for the three months ended September 30, 2001 on revenues of $276.2 million compared to consolidated net income of $7.0 million on revenues of $326.5 million for the three months ended September 30, 2000.

    Revenues on a consolidated basis decreased by $50.4 million or 15.4% for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. This was mainly driven by a $28.2 million decrease in lease revenue, as well as a $17.6 million decline in sales revenue. These decreases were primarily attributable to the Company's North American operation in response to a softening economy as well as the tragic events that began on September 11, 2001. This resulted in clients delaying or canceling transactions. The revenue declines were slightly offset by a 15.1% rise in appraisal fees driven by increased refinancing activities due to a decline in interest rates in the US, and by increased fees in our European operation.

    Commissions, fees and other incentives totaled $135.5 million on a consolidated basis, a 14.0% decrease from the third quarter of 2000. This decrease is primarily due to the lower lease and sales revenues within North America. The decline in revenues also resulted in lower variable commission expense within this operation as compared to prior year quarter. Commissions within the international operations increased slightly as producer compensation is typically fixed in nature and does not decrease as a result of lower revenues. As a result, commissions as a percentage of revenues were comparable at 49.1% in the current quarter compared to 48.3% in prior year quarter.

    Operating, administrative and other on a consolidated basis was $116.8 million, a decrease of $16.5 million or 12.4% as compared to the third quarter of 2000. This decline is due to lower bonus incentives and profit share attributable to the Company's lower results, cost cutting measures and operational efficiencies put into place in May 2001 and an organizational restructure implemented after the merger transaction was completed, that included the reduction of administrative staff in corporate and divisional headquarters and the scaling back of unprofitable operations.

    Depreciation and amortization totaled $8.3 million on a consolidated basis, a decrease of $2.5 million or 23.4% from the third quarter 2000. This is primarily attributable to the discontinuation of goodwill amortization after the merger, in accordance with SFAS 142, "Goodwill and other Intangible Assets."

    Merger-related and other nonrecurring charges were $19.8 million for the three months ended September 30, 2001, compared to no charges for the three months ended September 30, 2000. This included merger-related costs of $15.1 million, the write-off of e-business investments of $3.3 million, as well as severance costs of $1.4 million related to the Company's cost reduction program instituted in May 2001.

    Consolidated interest expense was $15.3 million, an increase of $4.3 million or 39.6% over the third quarter of 2000. This is attributable to the change in debt structure as a result of the merger.

    The income tax provision on a consolidated basis was $9.5 million for the three months ended September 30, 2001 compared to a provision for income tax of $7.9 million for the three months ended September 30, 2000. The income tax provision and effective tax rate are not comparable between periods due to the effect of the merger. In addition, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which includes the elimination of the amortization of goodwill created under such acquisitions.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

    The Company reported a consolidated net loss of $32.8 million for the nine months ended September 30, 2001 on revenues of $833.5 million compared to consolidated net income of $12.5 million on revenues of $905.3 million for the nine months ended September 30, 2000.

    Revenues on a consolidated basis decreased by $71.8 million or 7.9% for the current year, mainly due to decreased lease revenue of $52.3 million. Sales revenue also declined by $31.0 million during the current year. The lower revenues are primarily attributable to the Company's North American operation in response to a softening economy as well as the tragic events that began on September 11, 2001. This resulted in clients delaying or canceling transactions. However, the European operation also experienced lower sale and lease revenues compared to prior year. These decreases were slightly offset by a $7.4 million increase in loan origination and servicing fees, as well as a $6.4 million increase in property and facilities management fees. Appraisal fees also increased by 11.1% driven by increased refinancing activities due to a decline in the interest rates in the US, and increased fees in the European operation.

    Commissions, fees and other incentives on a consolidated basis totaled $394.7 million, a decrease of $30.7 million or 7.2% from prior year. This decrease is primarily due to the lower sales and lease revenues within North America. The decline in revenues also resulted in lower variable commission expense within this division as compared to prior year. These declines were slightly offset by higher insurance and benefit costs for producers in the US, which is included as a component of commission expense. In addition, producer compensation within the international operations is typically fixed in nature compared to the North American operations and did not decrease as a result of the lower revenues. As a result, commissions as a percentage of revenue remained fairly constant at 47.4% for the current year, comparable to 47.0% for prior year.

    Operating, administrative and other on a consolidated basis was $380.4 million, a decrease of $10.8 million or 2.8%, compared to the nine months ended September 30, 2000. This decline is due to lower bonus incentives and profit share attributable to the Company's lower results, cost cutting measures and operational efficiencies put into place in May 2001 and an organizational restructure implemented after the merger transaction was completed, that included the reduction of administrative staff in corporate and divisional headquarters and the scaling back of unprofitable operations.

    Merger-related and other nonrecurring charges were $25.4 million for the nine months ended September 30, 2001, with no charges incurred in the prior year. This included merger-related costs of $16.5 million, the write-off of e-business investments of $6.1 million, as well as severance costs of $2.8 million related to the Company's cost reduction program instituted in May 2001.

    Depreciation and amortization totaled $31.4 million on a consolidated basis, a 2.1% decrease from September 2000. This is primarily attributable to the discontinuation of goodwill amortization after the merger, in accordance with SFAS 142, "Goodwill and other Intangible Assets."

    Consolidated interest expense was $35.5 million, a increase of $3.9 million or 12.2% in the current year. This was primarily due to higher debt structure incurred as a result of the merger. As such, interest expense subsequent to the merger is not comparable to expense incurred prior to the merger.

    The income tax provision on a consolidated basis was $2.2 million for the nine months ended September 30, 2001, as compared to a provision for income tax of $14.1 million for the nine months ended September 30, 2000. The income tax provision and effective tax rate are not comparable between periods due to the effect of the merger. In addition, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which includes the elimination of the amortization of goodwill created under such acquisitions.

Segment Operations

    Subsequent to the merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations. The Company now reports its operations through three geographically organized segments: (1) The Americas, (2) Europe, Middle East, and Africa (EMEA), and (3) Asia Pacific. The Americas consist of the United States, Canada, Mexico, and operations located in Central and South America. EMEA mainly consists of Europe, while Asia Pacific includes the operations in Asia, Australia and New Zealand. Previously, the Company reported its segments based on the applicable type of revenue transaction. This included the Transaction Management, Financial Services and Management Services segments. Americas current year results include a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund contracts, as well as merger-related and other nonrecurring charges of $24.5 million. Prior year results include a $4.7 million nonrecurring pre-tax gain on the sale of certain non-strategic assets. Current year results for Asia Pacific include merger-related and non-recurring charges of $0.8 million. The results of operations of the Company for the quarter ended September 30, 2001 have been derived by combining the Company's results with the results of operations of CBRE prior to the merger, from July 1, 2001 to July 20, 2001, the date of the merger. The results of operations for the nine months ended September 30, 2001 reflect the combination of the results of operations of the Company with the results of operations of CBRE prior to the merger, from January 1, 2001 to July 20, 2001. The following unaudited table summarizes the Company's revenue, cost and expenses, and operating (loss) income by operating segment for the periods ended September 30, 2001 and 2000. Because of the effects of purchase accounting applied in the merger and the additional interest expense associated with the debt incurred to finance the merger, the results of operations in the current year are not comparable in all respects to those of the related prior year periods.

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(Dollars in Thousands)
The Americas
Revenue	$218,749	$265,880	$667,176	$730,340
Costs and expenses:
Commissions, fees and other incentives	110,737	135,318	325,744	358,672
Operating, administrative and other	87,495	101,034	288,236	294,876
Depreciation and amortization	6,095	7,288	22,541	21,181
Merger-related and other nonrecurring charges	18,892	—	24,500	—

Operating (loss) income	$(4,470)	$22,240	$6,155	$55,611

EBITDA, excluding merger-related and other nonrecurring charges	$20,517	$29,528	$53,196	$76,792

EBITDA, excluding merger-related and other nonrecurring charges, margin	9.4%	11.1%	8.0%	10.5%

EMEA
Revenue	$39,082	$41,135	$109,890	$115,911
Costs and expenses:
Commissions, fees and other incentives	16,284	14,494	44,685	42,764
Operating, administrative and other	19,525	21,273	59,645	62,143
Depreciation and amortization	1,334	2,380	5,614	7,453
Merger-related and other nonrecurring charges	134	—	134	—

Operating income (loss)	$1,805	$2,988	$(188)	$3,551

EBITDA, excluding merger-related and other nonrecurring charges	$3,273	$5,368	$5,560	$11,004

EBITDA, excluding merger-related and other nonrecurring charges, margin	8.4%	13.0%	5.1%	9.5%

Asia Pacific
Revenue	$18,322	$19,506	$56,434	$59,073
Costs and expenses:
Commissions, fees and other incentives	8,453	7,767	24,248	23,958
Operating, administrative and other	9,733	10,917	32,486	34,109
Depreciation and amortization	873	1,166	3,289	3,500
Merger-related and other nonrecurring charges	769	—	769	—

Operating loss	$(1,506)	$(344)	$(4,358)	$(2,494)

EBITDA, excluding merger-related and other nonrecurring charges	$136	$822	$(300)	$1,006

EBITDA, excluding merger-related and other nonrecurring charges, margin	0.7%	4.2%	-0.5%	1.7%

Total operating (loss) income	(4,171)	24,884	1,609	56,668
Total EBITDA, excluding merger-related and other nonrecurring charges	23,926	35,718	58,456	88,802

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Americas

    Revenue decreased by $47.1 million or 17.7% for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. This decrease was primarily due to lower lease revenue of $25.4 million and decreased sales revenue of $15.5 million. These declines are primarily a result of a lower number of transactions completed, caused by a softening economy as well as the tragic events that began on September 11th. Other revenues also declined due to the sale of loan servicing rights in the prior year quarter. These decreases were slightly offset by higher appraisal fees driven by increased refinancing activities due to the low interest rate environment in the US. Commissions, fees and other incentives decreased by $24.6 million or 18.2% for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, primarily due to the decline in lease and sales revenues. The decline in revenues also resulted in lower variable commission expense within this division as compared to prior year quarter. Commissions as a percentage of revenues remained comparable at 50.6% for the current quarter compared to 50.9% for the prior year quarter. Operating, administrative, and other decreased by $13.5 million or 13.4% for the three months ended September 30, 2001, compared to the three months ended September 30, 2000 reflecting the Company's cost reduction efforts.

EMEA

    Revenue decreased by $2.1 million or 5.0% for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. This was mainly driven by lower sales and lease revenues due to the overall weaker economy within Europe. This was slightly offset by higher appraisal fees. Commissions, fees and other incentives for the three months ended September 30, 2001, increased by $1.8 million or 12.3% compared to the three months ended September 30, 2000 due to an increased number of producers, primarily within the U.K. In addition, producer compensation is typically fixed in nature and does not decrease as a result of a decline in revenues. Operating, administrative, and other decreased by $1.7 million or 8.2% due to various cost containment measures put in place during the quarter.

Asia Pacific

    Revenue decreased by $1.2 million or 6.1% for the three months ended September 30, 2001, compared to the three months ended September 30, 2000 due primarily to lower incentive fees from sold properties. This was slightly offset by stronger sales revenue in Australia. Commissions, fees and other incentives increased by $0.7 million or 8.8% compared to the three months ended September 30, 2000. Excluding Australia, producer compensation is typically fixed in nature and does not decrease as a result of a decline in revenues. Operating, administrative, and other decreased by $1.2 million or 10.8% for the three months ended September 30, 2001, compared to the three months ended September 30, 2000 due mainly to lower personnel requirements and other cost containment measures taken during the quarter.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The Americas

    Revenue decreased by $63.2 million or 8.6% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The decrease was primarily due to a $44.2 million decrease in lease revenues and a $24.3 million decline in sales revenues due to a lower number of transactions completed during the current year due to the softening economy and the tragic events which began on September 11, 2001. This was slightly offset by an increase in loan origination and servicing fees of $7.4 million, as well as higher appraisal fees driven by increased refinancing activities due to the low interest rate environment in the US. Commissions, fees and other incentives decreased by $32.9 million or 9.2% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, primarily due to the lower lease and sales revenues within North America. The decline in revenues also resulted in lower variable commission expense within this division as compared to prior year. These declines were offset by higher insurance and benefit costs for producers in the US, which is included as a component of commissions expense. Commissions as a percentage of revenues remained comparable between years at 48.8% for the current year and 49.1% for the prior year. Operating, administrative, and other decreased by $6.6 million or 2.3% as a result of cost reduction and efficiency measures undertaken in the current year.

EMEA

    Revenue decreased by $6.0 million or 5.2% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. This was mainly driven by lower sales and lease revenues due to the overall weakness in the European economy. Commissions, fees and other incentives increased by $1.9 million or 4.5% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 due primarily to a higher number of producers, mainly in the U.K. In addition, producer compensation is typically fixed in nature and does not decrease with a decline in revenues. Operating, administrative, and other decreased by $2.5 million or 4.0% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 attributable mainly to the cost reduction measures taken during the current year.

Asia Pacific

    Revenue decreased by $2.6 million or 4.5% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. This was primarily driven by lower incentive fees from sold properties. This was slightly offset by higher sales revenue in Australia. Operating, administrative, and other decreased by $1.6 million or 4.8% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The decrease is primarily due to lower personnel requirements and other cost containment measures taken during the current year.

Liquidity and Capital Resources

    On July 20, 2001, the Company acquired (the merger) CBRE pursuant to an Amended and Restated Agreement and Plan of Merger dated May 31, 2001 (the merger agreement) among the Company, CBRE and Blum CB. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. The operations of the Company after the merger are substantially the same as the operations of CBRE prior to the merger. In addition, the Company has no substantive operations, other than its investment in CBRE. As such, CBRE is considered the predecessor to the Company in accordance with Regulation S-X.

    At the effective time of the merger, CBRE became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, each issued and outstanding share of common stock of CBRE was converted into the right to receive $16.00 in cash, except for (i) shares of common stock of CBRE owned by the Company and Blum CB immediately prior to the merger, which totaled 7,967,774 shares, which were cancelled, (ii) treasury shares and shares of common stock of CBRE owned by any of its subsidiaries, which were cancelled, and (iii) shares of CBRE held by stockholders who perfect appraisal rights for such shares in accordance with Delaware law. All shares of common stock of CBRE outstanding prior to the merger were acquired by Holding, and these shares were subsequently cancelled. Immediately prior to the merger, the following, collectively referred to as the buying group, contributed to the Company all the shares of CBRE's common stock that he or it directly owned in exchange for an equal number of shares of Class B common stock of the Company: RCBA Strategic FS

Equity Partners III, L.P. (FSEP) a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership, FS Equity Partners International, L.P. (FSEP International) a Delaware limited partnership, The Koll Holding Company, a California corporation, Frederic V. Malek, a director of the Company and CBRE, Raymond E. Wirta, the Chief Executive Officer and a director of the Company and CBRE, and W. Brett White, the President and a director of the Company and CBRE. Such shares of common stock of CBRE, which totaled 7,967,774 shares of common stock, were then cancelled. In addition, the Company offered to purchase for cash options outstanding to acquire common stock of CBRE at a purchase price per option equal to the greater of the amount by which $16.00 exceeded the exercise price of the option, if at all, or $1.00. In connection with the merger, CBRE purchased its outstanding options on behalf of the Company, which were recorded as merger related and other non recurring charges by CBRE in the period from January 1, 2001 to July 20, 2001, and are not reflected in the accompanying Consolidated Statements of Operations of the Company.

    The funding to complete the merger, as well as the refinancing of substantially all of the outstanding indebtedness of CBRE, was obtained through (i) the cash contribution of $74.8 million from the sale of Class B common stock of the Company for $16.00 per share, (ii) the sale of shares of its Class A common stock of the Company for $16.00 per share to employees and independent contractors of CBRE, (iii) the sale of 625,000 shares of Class A common stock of the Company to CalPERS for $16.00 per share, (iv) the issuance and sale by the Company of 65,000 units for $65.0 million to DLJ Investment Funding, Inc. and other purchasers, which units consist of $65.0 million in aggregate principal amount of 16% Senior Notes due 2011 and 339,820 shares of Class A common stock of the Company, (v) the issuance and sale by Blum CB of $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due 2011 for $225.6 million (which were assumed by CBRE in connection with the merger) and (vi) borrowings by CBRE under a new $325.0 million senior credit agreement with Credit Suisse First Boston and other lenders.

    Following the merger, the common stock of CBRE was delisted from the New York Stock Exchange. CBRE also successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Subordinated Notes). The Subordinated Notes were purchased at $1,079.14 for each $1,000 principal amount of Notes, which included the consent payment of $30.00 per $1,000 principal amount of Subordinated Notes. The Company also repaid the outstanding balance of CBRE's existing revolving credit facility. The Company entered into the merger in order to enhance the flexibility to operate CBRE's existing businesses and to develop new ones.

    The Company has $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the merger. The Notes require semi-annual payments of interest in arrears on June 15 and December 15, commencing on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company and CBRE's domestic subsidiaries. The effective yield on the Notes is 11.5%. The amount included in the accompanying Consolidated Balance Sheets less unamortized discount was $225.7 million at September 30, 2001.

    The Notes contain numerous restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase capital stock or debt that is junior to the Notes, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.

    The Company also entered into a $325.0 million senior credit facility (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all their assets. The credit facility includes the Tranche A term facility of $50.0 million, maturing in 2007; the Tranche B term facility of $185.0 million, maturing in 2008; and the revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing in 2007. Borrowings under the senior secured credit facilities will bear interest at varying rates based on the Company's option, at either LIBOR plus 3.25% or the alternate base rate plus 2.25%, in the case of Tranche A and the revolving facility, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of Tranche B facility. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. After delivery of the Company's consolidated financial statements for the year ending December 31, 2001, the amount added to the LIBOR rate or the alternate base rate under the Tranche A and revolving facility will vary, from 2.50% to 3.25% for LIBOR and from 1.50% to 2.25% for the alternate base rate, as determined by reference to the Company's ratios of total debt less available cash to EBITDA, as defined in the debt agreement.

    The Tranche A facility will fully amortize by July 20, 2007 through quarterly principal payments over 6 years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day as determined by the Company in the month of December of each year. The total amount outstanding under the credit facility included in senior secured term loans, current maturities of long-term debt and short-term borrowings in the accompanying Consolidated Balance Sheets was $255.2 million at September 30, 2001. The weighted average interest rate was 7.4% at September 30, 2001.

    The Company issued an aggregate principal amount of $65 million of 16.0% Senior Notes due in 2011 (the Senior Notes). The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company. Interest accrues at a rate of 16% per year and is payable quarterly in cash in arrears. However, until July 2006, interest in excess of 12% may be paid in kind, and at any time, interest may be paid in kind to the extent CBRE's ability to pay cash dividends is restricted by the terms of the Credit Facility. The Senior Notes are redeemable at the Company's option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes. The total amount included in the accompanying Consolidated Balance Sheet was $59.6 million, net of discount, at Septemer 30, 2001.

    The Senior Notes are solely the Company's obligation to repay. CBRE has neither guaranteed nor pledged any of its assets as collateral for the Senior Notes, and is not obligated to provide cashflow to the Company for repayment of these Senior Notes. However, the Company has no substantive assets or operations other than its investment in CBRE to meet any required principal and interest payments on the Senior Notes. The Company will depend on CBRE's cash flows to fund principal and interest payments as they come due.

    The Senior Notes contain numerous restrictive covenants that, among other things, limit the Company's ability to pay dividends or distributions to stockholder or repurchase capital stock or debt that is junior to the Senior Notes, issue subsidiary equity, enter into consolidations or mergers, engage in transactions with affiliates, incur additional indebtedness or dispose of assets.

    The Company has short-term borrowings of $104.8 million and $9.2 million with related weighted average interest rates of 5.0% and 7.3% as of September 30, 2001 and December 31, 2000, respectively.

    A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC). The credit agreement provides for a revolving line of credit of up to $175.0 million, and bears interest at 1.00% per annum over LIBOR. The agreement expires on August 31, 2002. During the quarter ended September 30, 2001, the Company had a maximum of $157.2 million revolving line of credit principal outstanding. The Company had a participation agreement with RFC whereby RFC agreed to purchase a 99% participation interest in any eligible multifamily mortgage loans owned by the Company and outstanding at quarter-end (Participation Agreement). The Participation Agreement expired August 31, 2001. At September 30, 2001, the Company had $72.2 million warehouse line of credit outstanding, which is included in short-term borrowings in the accompanying Consolidated Balance Sheets. The Company also had a $72.2 million warehouse receivable. Subsequent to September 30, 2001, the warehouse line of credit was repaid with the proceeds from the warehouse receivable.

    The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements and funding of co-investments from internally generated cash flow, borrowings under the new revolving line of credit with CSFB or any replacement credit facilities. Material future acquisitions, if any, that require cash will require new sources of capital such as an expansion of the revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet its anticipated non-acquisition cash requirements for the foreseeable future and in any event for the next twelve months and thereafter.

    Net cash used in operating activities totaled $93.8 million compared to $2.5 million in the prior year. This primarily reflects the lower net income and changes in operating assets and liabilities. Net cash used in investing activities was $225.6 million, an increase of $197.3 million compared to prior year due primarily to the acquisition of CBRE by the Company. Net cash provided by financing activities totaled $324.0 million, an increase of $297.5 million compared to the prior year due to the additional debt and equity financing required by the merger.

Litigation

    Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of CBRE's stockholders against the Company, CBRE, its directors and the buying group which has taken CBRE private. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that the offering price for shares of CBRE's common stock was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions were subsequently consolidated and a lead counsel appointed. As of October 2, 2001, the parties to the Delaware litigation entered into a settlement agreement that was filed with the appropriate court in Delaware. However, the Delaware court has not yet approved the settlement. Furthermore, the parties involved in the California lawsuit have not agreed to a settlement.

    The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

Euro Conversion Disclosure

    A majority of the European Union member countries converted to a common currency, the "Euro," on January 1, 1999. The existing legacy currencies of the participating countries will continue to be accepted until January 1, 2002. The Company does not expect the introduction of the Euro to have a significant impact on its market or the manner in which it conducts business, and believes the related impact on its financial results will not be material. Approximately 4.3% of the Company's 2001 business was transacted in the participating member countries. The Company is currently using both the Euro and legacy currencies to conduct business in these member countries.

Net Operating Losses

    The Company had US Federal income tax net operating losses (NOLs) of approximately $15.8 million at September 30, 2001 and December 31, 2000. The Company's ability to use NOLs has been limited for the period from July 21, 2001 to December 31, 2001 and will be in subsequent years because CBRE experienced a change in ownership greater than 50% on July 20, 2001. As a result of the ownership change, the limitation will be approximately $5.2 million of its NOLs for the period from July 21, 2001 to December 31, 2001 and $11.2 million in year 2002 and in each subsequent year until fully utilized. The amount of NOLs is, in any event, subject to some uncertainty until the statute of limitations lapses after their utilization to offset taxable income.

New Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125. In addition, this statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is also effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on the Company's results of operations and financial position.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for by a single method—the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. Accordingly, the Company accounted for the merger using the purchase method.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This statement is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities with fiscal years beginning after March 15, 2001. For acquisitions occurring after June 30, 2001, partial application of SFAS 142 is required, which includes the elimination of the amortization of goodwill created under such acquisitions and the requirement that intangible assets acquired be amortized in accordance with the provisions of SFAS 142. All other aspects of SFAS 142 must be applied under the timeframe discussed above. The Company has adopted the portion of this statement related to the elimination of the amortization of the goodwill created in the acquisition of CBRE. The Company is currently evaluating the impact of the adoption of this statement in its entirety on its results of operations and financial position.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of its fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company is currently evaluating the impact of the adoption of this statement on its results of operations and financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is currently evaluating the impact of the adoption of this statement on its results of operations and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

    Approximately 24% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While its international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit its exposure, as appropriate. Gains and losses on contracts are recognized in accordance with the provisions of SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133 and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not engage in any speculative activities.

    The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 70 basis points, approximately 10.0% of its weighted-average variable rate at September 30, 2001, the net impact would be a decrease of $0.5 million in pre-tax income and cash provided by operating activities for the period from July 20, 2001 to September 30, 2001.

    The Company's fixed and variable long-term debt as of September 30, 2001, are as follows (in thousands):

Year of Maturity	Fixed Rate	LIBOR Plus 3.25%	LIBOR Plus 3.75%	LIBOR Plus 1.00%	Average Base Rate Plus 2.25%	Euro Base Rate Plus 2.5%	Total
2001	$2,037	$1,875	$463	$72,185	$22,500	$8,871	$107,931
2002	767	7,500	1,850	—	—	—	10,117
2003	276	8,125	1,850	—	—	—	10,251
2004	118	8,750	1,850	—	—	—	10,718
2005	20	8,750	1,850	—	—	—	10,620
Thereafter	300,227	13,125	176,675	—	—	—	490,027

Total	$303,445	$48,125	$184,538	$72,185	$22,500	$8,871	$639,664

Weighted average interest rate	12.0%	6.9%	7.4%	3.6%	8.3%	7.5%	9.2%

CBRE HOLDING, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of CBRE's stockholders against the Company, CBRE, its directors and the buying group which has taken CBRE private. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that the offering price for shares of CBRE's common stock was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions were subsequently consolidated and a lead counsel appointed. As of October 2, 2001, the parties to the Delaware litigation entered into a settlement agreement that was filed with the appropriate court in Delaware. However, the Delaware court has not yet approved the settlement. Furthermore, the parties involved in the California lawsuit have not agreed to a settlement.

    The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) On July 20, 2001, the Company issued and sold the following equity securities pursuant to the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), except for the issuance and sale in the second to last bullet which was made pursuant to Rule 144A:

  •
  7,967,774 shares of Class B common stock to the members of the buying group in consideration for their contribution to the Company of an equal number of shares of CBRE common stock, all of which shares were valued at $16.00 per share except for 2,345,900 shares contributed by RCBA Strategic Partners, L.P. (RCBA Strategic) that were valued at $13.16 per share;

  •
  1,595,187 shares of Class B common stock to RCBA Strategic for an aggregate cash consideration of $25,522,992;

  •
  2,839,967 shares of Class B common stock to Blum Strategic Partners II, L.P. for an aggregate cash consideration of $45,439,472;

  •
  5,000 shares of Class B common stock to Raymond E. Wirta for a purchase price of $80,000, which was paid by delivery of a promissory note to the Company;

  •
  625,000 shares of Class A common stock to California Public Employees' Retirement System for an aggregate cash consideration of $10,000,000;

  •
  521,847 shares of Class A common stock to Credit Suisse First Boston as the initial purchaser of 65,000 units (the Units) consisting in the aggregate of $65 million aggregate principal amount of 16% Senior Notes due July 20, 2001 of the Company and 339,820 shares of Class A common stock, which units were sold for an aggregate purchase price of $65,000,000; and

  •
  521,847 shares of Class A common stock to DLJ Investment Funding, Inc. in consideration for its commitment to purchase the Units.

    The cash proceeds received by the Company from these issuances of shares of Class A and Class B common stock, together with the cash proceeds received from the sale by the Company of the Units, were contributed by the Company to CBRE, which issued 11,540,747 shares of CBRE common stock and 6,250,000 shares of CBRE preferred stock to the Company pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act. The cash proceeds received by CBRE, together with borrowings under a new credit agreement and the cash proceeds received from the issuance of 11 1/4% Senior Subordinated Notes due June 15, 2011, were used to consummate the merger of CBRE with Blum CB Corp. and the related transactions.

    (d) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 18, 2001, the shareholders of CBRE approved in accordance with Delaware law, the merger of CBRE and Blum CB Corp.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit

Exhibit	Description
2.1*	Amended and Restated Agreement and Plan of Merger dated as of May 31, 2001 by and among CB Richard Ellis Services, Inc., CBRE Holding, Inc. (the "Company" and formerly Blum CB Holding Corp.), and Blum CB Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-59440, filed on June 12, 2001 and declared effective by the Commission on July 13, 2001 (the "Company's Registration Statement on Form S-1")).
3.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1).
3.2*	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Company's Registration Statement on Form S-1).
4.1*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1).
4.2(a)*
Amended and Restated Contribution and Voting Agreement dated as of May 31, 2001 by and among the Company, Blum CB Corp., RCBA Strategic Partners, L.P., FS Equity Partners III, L.P., FS Equity Partners International, L.P., The Koll Holding Company, Donald Koll, Frederic V. Malek, Raymond E. Wirta and Brett White (incorporated by reference to Exhibit 4.2(a) to Amendment No. 1 to the Company's Registration Statement on Form S-1).
4.2(b)*
Form of Securityholders' Agreement (Exhibit A to the Contribution and Voting Agreement set forth in Exhibit 4.2(a) hereto) (incorporated by reference to Exhibit 4.2(b) to Amendment No. 1 to the Company's Registration Statement on Form S-1).
4.2(c)*
Form of Warrant Agreement (Exhibit B to the Contribution and Voting Agreement set forth in Exhibit 4.2(a) hereto) (incorporated by reference to Exhibit 4.2(c) to Amendment No. 1 to the Company's Registration Statement on Form S-1).
4.3*
Purchase Agreement between the Company and Credit Suisse First Boston Corporation dated as of June 29, 2001 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1).
4.4*
Purchase Agreement, dated as of May 31, 2001, among the Company, Blum CB Corp. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1).
4.5*
Indenture, dated as of June 7, 2001, among the Company, Blum CB Corp. and State Street Bank and Trust Company of California, N.A., as Trustee, for 11 1/4% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1).
4.6*
Registration Rights Agreement, dated as of May 31, 2001, among the Company, Blum CB Corp. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the Company's Registration Statement on Form S-1).
4.7*
Indenture, dated as of July 20, 2001, among the Company and State Street Bank and Trust Company, N.A., as Trustee, for its 16% Senior Notes due 2011 (incorporated by reference to an exhibit filed in CBRE's Amended General Statement of Beneficial Ownership, filed July 30, 2001).

10.1*
Amendment to the CSFB Commitment Letter dated as of May 31, 2001 by and between Credit Suisse First Boston Corporation and the Company (incorporated by reference to Exhibit 10.11(b) to Amendment No. 2 to the Company's Registration Statement on Form S-1).
10.2*
Amendment to the DLJ Commitment Letter dated as of May 31, 2001 by and between DLJ Investment Funding, Inc. and the Company (incorporated by reference to Exhibit 10.12(b) to Amendment No. 2 to the Company's Registration Statement on Form S-1).
10.3*
Amendment to the DLJ Commitment Letter dated as of June 29, 2001 by and between DLJ Investment Funding, Inc. and the Company (incorporated by reference to Exhibit 10.12(c) to Amendment No. 2 to the Company's Registration Statement on Form S-1).
10.4*
The Company's 2001 Stock Incentive Plan (incorporated by reference to an exhibit filed in Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-59440, filed on July 5, 2001).
10.5*
Full-Recourse Note of Raymond Wirta dated July 20, 2001 (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.6*
Full-Recourse Note of Brett White dated July 20, 2001 (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.7*
Full-Recourse Note of James Leonetti dated July 20, 2001 (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.8*
Pledge Agreement, dated as of July 20, 2001, between Holding and Raymond Wirta (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.9*
Pledge Agreement, dated as of July 20, 2001, between Holding and Brett White (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.10*
Pledge Agreement, dated as of July 20, 2001, between Holding and James Leonetti (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.11*
Option Agreement, dated as of July 20, 2001, between Holding and Raymond Wirta (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.12*
Option Agreement, dated as of July 20, 2001, between Holding and Brett White (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.13*
Option Agreement, dated as of July 20, 2001, between Holding and James Leonetti (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.14*
CB Richard Ellis Amended and Restated Deferred Compensation Plan (incorporated by reference to an exhibit filed in Amendment No. 3 to the Company's Registration Statement on Form S-1, Registration No. 333-59440, filed on July 9, 2001).

10.15*
CB Richard Ellis Amended and Restated 401(k) Plan (incorporated by reference to an exhibit filed in Amendment No. 3 to the Company's Registration Statement on Form S-1, Registration No. 333-59440, filed on July 9, 2001).
10.16*
Employment Agreement, dated as of July 20, 2001, between CBRE and Raymond E. Wirta (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.17*
Employment Agreement, dated as of July 20, 2001, between CBRE and W. Brett White (incorporated by reference to an exhibit filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001).
10.18*
Employment Agreement, dated May 23, 1997 ("Didion Employment Agreement"), between CBRE and James J. Didion (incorporated by reference to an exhibit filed in CBRE's Annual Report on Form 10-K405, filed March 31, 1999).
10.19*
Assumption Agreement, dated as of July 19, 2001, between BLUM CB Corp. and James J. Didion (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Company's Registration Statement on Form S-4).
10.20*
Credit Agreement, dated as of July 20, 2001, among CBRE, Holding, the Subsidiary Guarantors named therein, Credit Suisse First Boston and the other lenders named therein (incorporated by reference to an exhibit filed in the Amendment to CBRE's Amended General Statement of Beneficial ownership filed July 30, 2001).

*
Incorporated by reference.

    (b) Reports on Form 8-K

    CB Richard Ellis Services (CBRE) filed a Current Report on Form 8-K on October 22, 2001 dated October 22, 2001, announcing that CBRE and the Company had issued a press release dated October 22, 2001 announcing CBRE's preliminary, unaudited results of operations for the eight month period ended August 31, 2001.

    CBRE filed a Current Report on Form 8-K on August 3, 2001 dated July 20, 2001, announcing a change in control of CBRE resulting from the merger of CBRE with Blum CB Corporation, a wholly-owned subsidiary of the Company. CBRE was the surviving corporation in the merger and became a wholly-owned subsidiary of the Company.

    CBRE filed a Current Report on Form 8-K on July 5, 2001 dated July 5, 2001, announcing that as a part of the financing of the proposed merger of CBRE with Blum CB Corporation, the Company has offered in a private placement $65,000,000 of its 16% Senior Notes due July 20, 2011 and 339,820 shares of its Class A common stock. The related Offering Circular includes a "Recent Developments" update with respect to CBRE.

CBRE HOLDING, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE HOLDING, INC.
Date: November 14, 2001	/s/ JIM LEONETTI Jim Leonetti Chief Financial Officer

QuickLinks

CBRE HOLDING, INC. FORM 10-Q September 30, 2001 TABLE OF CONTENTS
CBRE HOLDING, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands, except share and per share data)
CBRE HOLDING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars in Thousands)
CBRE HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
CBRE HOLDING, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CBRE HOLDING, INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2001 (Dollars in Thousands) (Company)
CBRE HOLDING, INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000 (Dollars in Thousands) (Predecessor)
CBRE HOLDING, INC. CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (Dollars in Thousands) (Company)
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001 (Dollars in Thousands) (Company)
CBRE HOLDING, INC. CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE PERIOD FROM JULY 1 TO JULY 20, 2001 (Dollars in Thousands) (Predecessor)
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE PERIOD FROM JANUARY 1 TO JULY 20, 2001 (Dollars in Thousands) (Predecessor)
CBRE HOLDING, INC. CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (Dollars in Thousands) (Predecessor)
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Dollars in Thousands) (Predecessor)
CBRE HOLDING, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001 (Dollars in Thousands) (Company)
CBRE HOLDING, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JANUARY 1 THROUGH JULY 20, 2001 (Dollars in Thousands) (Predecessor)
CBRE HOLDING, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Dollars in Thousands) (Predecessor)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CBRE HOLDING, INC. PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
CBRE HOLDING, INC. SIGNATURES