Form 10-K
period 2001-12-31
CBRE HOLDING INC
filed 2002-03-27
CIK 1138118

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 000 - 32983

CBRE HOLDING, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
355 South Grand Avenue, Suite 3100 Los Angeles, California	90071-1552
(Address of principal executive offices)	(Zip Code)

(213) 613-3226
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

N.A.	N.A.

Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, $0.01 par value per share
Options to purchase Class A common stock

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐

        The number of shares of Class A and Class B common stock outstanding at February 28, 2002 was 1,710,109 and 12,624,813, respectively. The aggregate market value of such shares held by non-affiliates of the Registrant was $0.

PART I

Item 1. Business

Company Overview

        Organization.    CBRE Holding, Inc., a Delaware corporation, was incorporated on February 20, 2001 as Blum CB Holding Corporation. On March 26, 2001, Blum CB Holding Corporation changed its name to CBRE Holding, Inc. (the Company). The Company and its former wholly owned subsidiary, Blum CB Corporation (Blum CB), a Delaware corporation, were created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international real estate services firm. Prior to July 20, 2001, the Company was a wholly owned subsidiary of RCBA Strategic Partners, L.P. (RCBA Strategic), and is an affiliate of Richard C. Blum, a director of the Company and CBRE.

        On July 20, 2001, the Company acquired CBRE (the merger) pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among the Company, CBRE and Blum CB. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. The operations of the Company after the merger are substantially the same as the operations of CBRE prior to the merger. In addition, the Company has no substantive operations other than its investment in CBRE. Information regarding this transaction is included in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Note 2 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

        Nature of Operations.    CBRE Holding, Inc. is a holding company that conducts its operations primarily through direct and indirect operating subsidiaries. In the United States (US), the Company operates through CB Richard Ellis, Inc. and L.J. Melody, in the United Kingdom (UK) through CB Hillier Parker and in Canada through CB Richard Ellis Limited. CB Richard Ellis Investors, L.L.C. (CBRE Investors) and its foreign affiliates conduct business in the US, Europe and Asia. The Company operates through various subsidiaries in approximately 47 countries and pursuant to cooperation agreements in several additional countries. Approximately 75% of the Company's revenue is generated from the US and 25% is generated from the rest of the world. See Note 19 of the Notes to Consolidated Financial Statements for financial data relating to the Company's domestic and foreign operations, which are incorporated herein by reference.

        A significant portion of the Company's revenue is seasonal. Historically, this seasonality has caused its revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus of completing transactions by year-end, while incurring constant, non-variable expenses throughout the year. This has historically resulted in lower profits or a loss in the first and second quarters, with profits growing in each subsequent quarter.

Business Segments

        Subsequent to the merger, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations. The Company now conducts and reports its operations through three geographically organized segments: (1) The Americas, (2) Europe, Middle East, and Africa (EMEA), and (3) Asia Pacific. The Americas consist of the US, Canada, Mexico, and operations located in Central and South America. EMEA mainly consists of Europe, while Asia Pacific includes the operations in Asia, Australia and New Zealand. Previously, the Company operated and reported its segments based on the applicable type of revenue transaction. This included the Transaction Management, Financial Services and Management Services segments.

        Information regarding revenue and operating income or loss, attributable to each of the Company's business segments, is included in "Segment Operations" within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Note 19 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of the Company's business segments is set forth in Note 19 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Americas

        The Americas is the largest business segment in terms of revenue, earnings and cash flow. It includes the following major lines of businesses:

  •
  The Brokerage Services line of business provides sales, leasing and consulting services relating to commercial real estate. This line of business is built upon relationships that the Company establishes with customers. This business does not require significant capital expenditures on a recurring basis. However, due to the low barriers to entry and strong competition, the Company strives to retain top producers through an attractive compensation program that motivates its sales force to achieve higher revenue production. Therefore, the most significant cost is commission expense. In addition, the Company believes that the CB Richard Ellis brand provides it with a competitive operating advantage. This line of business employs approximately 2,165 individuals in offices located in most of the largest metropolitan areas in the US and approximately 475 individuals in Canada and Latin America.

  •
  The Investment Properties line of business provides brokerage services primarily involving commercial, multi-housing and hotel real estate property marketed for sale to institutional and private investors. This line of business employs approximately 480 individuals in offices mainly located in North America.

  •
  The Corporate Services line of business focuses on building relationships with large corporate clients. The objective is to establish long-term relationships with clients that could benefit from utilizing Corporate Service's broad suite of services and/or global presence. These clients are offered the opportunity to be relieved of the burden of managing their commercial real estate activities at a lower cost than they could achieve by managing these activities themselves. Corporate services include research and consulting, structured finance, project management, lease administration and transaction management. These services can be delivered on a bundled or unbundled basis involving other lines of business in single or multiple markets. This business line employs approximately 400 individuals primarily within North America.

  •
  The Commercial Mortgage business line provides commercial loan origination and loan servicing through our wholly-owned subsidiary, L.J. Melody. The Commercial Mortgage business focuses on the origination of commercial mortgages without incurring principal risk. As part of its activities, L.J. Melody has established correspondent relationships and conduit arrangements with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies.

  •
  The Valuation line of business provides valuation and appraisal services, and market research. These services include market value appraisals, litigation support, discounted cash flow analysis and feasibility and fairness opinions. The Valuation business line is one of the largest in its industry in the United States. At December 31, 2001, this business line had nearly 200 employees on staff in the Americas. It has developed proprietary technology for preparing and delivering valuation reports to its clients, which provides a competitive advantage over its rivals.

  •
  The Investment Management line of business provides investment management services through our wholly-owned subsidiary, CBRE Investors. CBRE Investors focuses on pension plans,

    investment funds, insurance companies and other organizations seeking to generate returns through investment in real estate related assets. CBRE Investors often "co-invests" with its clients for a percentage of the total fund. These co-investments range from 2-10% of the fund.

          Operationally, each investment strategy is executed by a dedicated team with the requisite skill sets. The US presently has four dedicated teams: Fiduciary Services (low risk/return strategies), Strategic Partners, L.P. (a value-added fund), Corporate Partners, LLC (corporate real estate strategies), and Global Innovation Partners (technology driven real estate and entity level strategies). Each team's compensation is driven largely by the investment performance of its particular strategy/team. This organizational structure is designed to align the interests of team members with those of its investor clients/partners and enhance accountability and performance.

          Dedicated teams share resources such as accounting, financial controls, information technology, investor services and research. In addition to the research within the CB Richard Ellis platform, which focuses primarily on market conditions and forecasts, CBRE Investors has an in-house team of research professionals that focuses on investment strategy and underwriting. CBRE Investors has approximately 120 employees located in its Los Angeles headquarters and in regional offices in Boston.

          The Company believes that this business line provides strategic benefits to all of its lines of business, utilizing the full range of services that the Company offers, including brokerage, mortgage lending and property management.

  •
  The Asset Services line of business provides value-added asset and related services for income-producing properties owned by local, regional and institutional investors and, at December 31, 2001, managed approximately 208.0 million square feet of commercial space in the Americas. Asset Services include property management, construction management, marketing, leasing, accounting and financial services for investor-owned properties, including office, industrial and retail properties. Asset Services works closely with its clients to implement their specific goals and objectives, focusing on the enhancement of property values. Asset Services markets its services primarily to long-term institutional owners of large commercial real estate assets. An Asset Services agreement puts the Company in a position to provide other services for the owner including refinancing, appraisal and lease and sales brokerage services. Asset Services employs more than 1,000 individuals in the US, Canada and Latin America, part of whose compensation is reimbursed by the client. Most asset services are performed by management teams located on-site or in the vicinity of the properties they manage. This provides property owners and tenants with immediate and easily accessible service, enhancing client awareness of manager accountability. All personnel are trained and are encouraged to continue their education through both internally-sponsored and outside training. The Company provides each local office with centralized corporate resources including investments in computer software and hardware. Asset Services personnel generally utilize state-of-the-art technology to deliver marketing, operations and accounting services.

  •
  The Facilities Management line of business specializes in the administration, management and maintenance of properties that are occupied by large corporations and institutions, including corporate headquarters, regional offices, administrative offices and manufacturing and distribution facilities, as well as tenant representation, capital asset disposition, project management, strategic real estate consulting and other ancillary services for corporate clients. At December 31, 2001, Facilities Management had approximately 115.1 million square feet under management in the Americas. The Facilities Management business line employs over 1,000 individuals in the Americas, most of whose compensation is reimbursed by the client. The Facilities Management operations in the US are organized into three geographic regions in the Eastern, Western and Central areas, with each geographic region comprised of consulting, corporate services and management team professionals who provide corporate service clients with a broad array of financial, real estate, technological and general business skills. In addition to providing a full range of corporate services in a contractual relationship, the Facilities Management group will respond to client requests generated by the Company's other business lines for significant, single-assignment acquisition, disposition and consulting assignments that may lead to long-term relationships.

EMEA

        The EMEA division has 48 offices spread over 22 countries, with its largest operations located in the UK, France, Spain, the Netherlands and Germany. This division produced $161.3 million in revenue during 2001, and managed over 80 million square feet of commercial space within Europe. Operations within the various countries typically provide, at a minimum, the following services: Brokerage, Investment Properties, Corporate Advisory, Asset Services, Facilities Management and Valuation/Appraisal services. Certain countries also provide Financial and Investment Management services. These services are provided to a wide range of clients and cover office, retail, leisure, industrial, logistics, biotechnology, telecommunications and residential property assets.

        The Company, operating as CB Hillier Parker in the UK, is one of the leading real estate services companies in this country. It provides a broad range of commercial property real estate services to investment, commercial and corporate clients located in London, as well as through its four regional offices in Birmingham, Manchester, Edinburgh and Glasgow. In France, the Company is a key market leader in Paris and provides a complete range of services to the commercial property sector, as well as some services to the residential property market. Headquartered in Madrid, the Company provides extensive coverage in Spain, operating through its offices in Barcelona, Valencia, Malaga, Marbella and Palma de Mallorca. The Company's Netherlands business is based in Amsterdam, while its German operations are located in Frankfurt, Munich, Berlin and Hamburg. With the exception of Investment Management, these countries provide a full range of services to the commercial property sector, with some residential property services. As of December 31, 2001, there were approximately 1,300 professional and support staff employed, of which about 700 were in the UK.

Asia Pacific

        The Asia Pacific division has 29 offices spread over 11 countries. The Company is one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, including the following: Brokerage, Investment Management (in Japan only), Corporate Advisory, Valuation/Appraisal, Asset Services and Facilities Management, with approximately 150 million square feet under management. The CB Richard Ellis brand name is recognized throughout this region as one of the leading worldwide commercial real estate services firms. This division employs approximately 1,465 individuals. In Asia, the Company's principal operations are located in China (including Hong Kong), Singapore, South Korea and Japan. The Pacific includes Australia and New Zealand with principal offices located in Brisbane, Melbourne, Sydney, Auckland and Wellington.

Competitive Environment

        The market for the Company's commercial real estate business is both highly fragmented and competitive. Thousands of local commercial real estate brokerage firms and hundreds of regional commercial real estate brokerage firms have offices throughout the world. Most of the Company's competitors in Brokerage, and to a significant extent, Asset Services, are local or regional firms that are substantially smaller on an overall basis, but in some cases may be larger locally. The Company believes that the following companies have the ability to compete with it on a national, and in some cases, international basis: Jones Lang Lasalle Incorporated, Trammell Crow Company, Cushman and Wakefield, Inc., Grubb and Ellis and Insignia Financial Group.

        The Company has several competitive advantages which have established it as a leader in the commercial real estate services industry. These advantages include:

        Global brand name.    The Company's reputation as one of the leading worldwide commercial real estate services firms is a major advantage for it in winning new business and further expanding its existing client base. The Company believes that generally large corporations, institutional owners and users of real estate recognize it as a provider of high quality, professional and multi-functional real estate services.

        Global presence.    Many corporations, based both in the US and internationally, have pursued growth opportunities on a global basis. As a result, these corporations favor real estate providers who are capable of providing services around the world. With approximately 221 offices in 47 countries around the world, the Company combines global reach with localized knowledge that enables it to provide world-class service to its numerous multi-national clients.

        Resources that empower.    The Company's proprietary data network gives its professionals instant access to the local and global market knowledge to meet its clients' needs. It also enables professionals to build cross-functional teams to work collaboratively on projects. With real-time access to state-of-the-art information systems, its professionals are empowered to support clients in achieving their own business goals.

        Full Service Provider.    The Company provides a full range of real estate services to meet the needs of its clients. These services include commercial real estate brokerage services, investment properties, corporate services, mortgage banking, investment management, valuation and appraisal services, real estate market research, property management/asset services and facilities management. The Company can combine a variety of services to expand and execute real estate strategies that meet and satisfy the needs of a diverse client base. The Company believes its combination of significant local market presence and diversified line of business platforms differentiates it from its competitors and provides it with a competitive advantage.

        Strong Relationships with Established Customers.    The Company has long-standing relationships with a number of major real estate investors, including Equity Residential Trust, Lend Lease, MetLife and RREEF. The Company's broad national and international presence has enabled it to develop extensive relationships with many leading corporations, including Ford Motor Company, GE Capital, JP Morgan Chase, Kodak, Lucent Technologies and Washington Mutual. In addition, the Company is well positioned to generate recurring revenue through the turnover of leases and properties for which it has previously acted as transaction manager. The Company's many years of strong local market presence have allowed it to develop significant repeat client relationships which are responsible for a large part of its business.

        L.J. Melody competes in the US with a large number of mortgage banking firms and institutional lenders as well as regional and national investment banking firms and insurance companies in providing its mortgage banking services. Appraisal and valuation services are provided by other international, national, local and regional appraisal firms and some international, national and regional accounting firms. CBRE Investors has numerous competitors including other real estate investment managers and investment banks.

        The Company's management services business competes for the right to manage properties controlled by third parties. The competitor may be the owner of the property, who is trying to decide the efficiency of outsourcing, or another management services company. Increasing competition in recent years has resulted in increased pressure to provide additional services at lower rates. The Company has mitigated that pressure by reducing the cost of delivery. The Company seeks to grow the management services business through assignments that provide synergies with the Company's other lines of business.

Risk Factors

The success of the Company's business is significantly related to general economic conditions, and accordingly, its business could be harmed in the event of an economic slowdown or recession.

        During 2001, the Company was adversely affected by a slowdown in the global economy resulting in a deterioration of the commercial real estate market. This led to a decline in sales and leasing activities within the US, as well as lower than expected revenues in Europe and Asia. In addition, the Company's results were negatively impacted by merger-related costs, severance expenses related to the implementation of the Company's cost savings strategies, and the write-off of various e-investments. While these factors have been partially offset by a reduction in commission and operating expenses, the Company has experienced a measurable decline in operating income, cash flow and profitability during the twelve months ended December 31, 2001, relative to the same period of 2000.

        Moreover, in part because of the terrorist attacks on September 11, 2001 and the subsequent outbreak of hostilities, the economic climate in the US and abroad remains uncertain, which may have a further adverse effect on commercial real estate market conditions and, in turn, the Company's operating results.

        Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, can harm many segments of the Company's business. These economic conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in demand for funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by the commercial mortgage banking business. If brokerage and mortgage banking businesses are negatively impacted, it is likely that the other lines of business will also suffer, due to the relationship among the various business lines. Further, as a result of the Company's debt level and the terms of the debt instruments entered into in connection with the merger and related transactions, the Company's vulnerability to adverse general economic conditions has become heightened.

The Company's substantial leverage and debt service obligations could harm its ability to operate the business, remain in compliance with debt covenants and make payments on the notes.

        The Company is highly leveraged after the closing of the merger and related transactions and has significant debt service obligations. For the year ended December 31, 2001, after giving effect to the merger and related transactions, on a pro forma basis, the Company's interest expense would have been $61.9 million. The Company's substantial level of indebtedness increases the possibility that it may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect to its indebtedness. In addition, the Company may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing its indebtedness. If the Company incurs additional debt, the risks associated with its substantial leverage, including its ability to service its debt, would increase.

        The Company's substantial debt could have other important consequences, including the following:

  •
  The Company will be required to use a substantial portion, if not all, of its free cash flow from operations to pay principal and interest on its debt, and its level of debt may restrict it from raising additional financing on satisfactory terms to fund working capital, strategic acquisitions, investments, joint ventures and other general corporate requirements.

  •
  The interest expense of the Company could increase if interest rates in general increase, because all of its debt under its new credit agreement, including $230.3 million in term loans and a revolving credit facility of up to $90 million, bear interest at floating rates, generally between LIBOR plus 3.25% and LIBOR plus 3.75% or between ABR plus 2.25% and ABR plus 2.75%.

  •
  The Company's substantial leverage will increase its vulnerability to general economic downturns and adverse competitive and industry conditions and could place it at a competitive disadvantage compared to those of its competitors that are less leveraged.

  •
  The Company's debt service obligations could limit its flexibility in planning for, or reacting to, changes in its business and in the real estate services industry generally.

  •
  The Company's failure to comply with the financial and other restrictive covenants in the documents governing its indebtedness, which require it to maintain specified financial ratios and limit its ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could harm its business or prospects and could result in its filing for bankruptcy.

        The Company cannot be certain that its earnings will be sufficient to allow it to pay principal and interest on its debt, and meet its other obligations. If the Company does not have sufficient earnings, it may be required to refinance all or part of its existing debt, sell assets, borrow more money or sell more securities. The Company cannot guarantee that it will be able to refinance its debt, sell assets, borrow money or sell more securities.

If the properties that the Company manages fail to perform, then its financial condition and results of operations could be harmed.

        The revenue the Company generates from its property and facilities management lines of business is generally a percentage of aggregate rent collections from properties, with many management agreements providing for a specified minimum management fee. Accordingly, the Company's success will be dependent in part upon the performance of the properties it manages and the performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of the Company's control:

  •
  the Company's ability to attract and retain creditworthy tenants;

  •
  the magnitude of defaults by tenants under their respective leases;

  •
  the Company's ability to control operating expenses;

  •
  governmental regulations, local rent control or stabilization ordinances which are or may be put into effect;

  •
  various uninsurable risks;

  •
  financial conditions prevailing generally and in the areas in which these properties are located;

  •
  the nature and extent of competitive properties; and

  •
  the real estate market generally.

The Company has numerous significant competitors, some of which may have greater financial resources than it does.

        The Company competes across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage banking. In general, with respect to each of its business disciplines, the Company cannot assure that it will be able to continue to compete effectively, maintain its current fee arrangements or margin levels or not encounter increased competition. Each of the business disciplines in which it competes is highly competitive on an international, national, regional and local level. Although the Company is one of the largest real estate services firms in the world, its relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, the Company faces competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms. Many of its competitors are local or regional firms, which are substantially smaller than the Company. However, they may be substantially larger on a local or regional basis. The Company is also subject to competition from other large national and multinational firms.

        In addition to the Company's historical competitors, the advent of the Internet has introduced new ways of providing real estate services, as well as new competitors to the industry. The Company cannot currently predict who these competitors will be, nor can it predict what its response to them will be. The Company's response to competitive pressures could require significant capital resources, changes in the organization or technological changes. If the Company is not successful in developing a strategy to address the risks and to capture the related opportunities presented by technological changes and the emergence of e-business, its business, financial condition or results of operations could be harmed.

The Company's international operations subject it to social, political and economic risks of doing business in foreign countries.

        The Company conducts a substantial portion of its business, and a substantial number of its employees are located, outside of the US. In 2001, the Company generated approximately 25% of its revenue from operations outside the US. The international scope of its operations may lead to volatile financial results and difficulties in managing its businesses. Circumstances and developments related to international operations that could negatively affect its business, financial condition or results of operations include the following factors:

  •
  difficulties and costs of staffing and managing international operations;

  •
  currency restrictions, such as those in Brazil and Malaysia, which may prevent the transferring of capital and profits to the US;

  •
  unexpected changes in regulatory requirements;

  •
  potentially adverse tax consequences;

  •
  the burden of complying with multiple and potentially conflicting laws;

  •
  the impact of regional or country-specific business cycles and economic instability;

  •
  the geographic, time zone, language and cultural differences among personnel in different areas of the world;

  •
  greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws and clients often are slow to pay, and Europe, where clients in some countries also tend to delay payments;

  •
  political instability; and

  •
  foreign ownership restrictions with respect to operations in countries such as China.

        The Company has committed additional resources to expand its worldwide sales and marketing activities, to globalize its service offerings and products in selected markets and to develop local sales and support channels. If the Company is unable to successfully implement these plans, to maintain adequate long-term strategies which successfully manage the risks associated with its global business or to adequately manage operational fluctuations, its business, financial condition or results of operations could be harmed.

        In addition, the Company's international operations and, specifically, the ability of its non-US subsidiaries to dividend or otherwise to transfer cash among its subsidiaries, including transfers of cash to pay interest and principal on its senior notes, may be affected by limitations on imports, currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

The Company's revenue and earnings may be adversely affected by foreign currency fluctuations.

        The Company's revenue from non-US operations has been primarily denominated in the local currency where the associated revenue was earned. During its fiscal year ended December 31, 2001, approximately 25% of its business was transacted in currencies of foreign countries, the majority of which included the Euro, the British Pound Sterling, the Hong Kong Dollar, the Singapore Dollar and the Australian Dollar. Thus, the Company may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates.

        The Company has made significant acquisitions of non-US companies and may acquire additional foreign companies in the future. As the Company increases its foreign operations, fluctuations in the value of the US Dollar relative to the other currencies in which the Company may generate earnings could materially adversely affect its business, operating results and financial condition. In addition, fluctuations in currencies relative to the US Dollar may make it more difficult to perform period-to-period comparisons of its reported results of operations. Due to the constantly changing currency exposures to which the Company will be subject and the volatility of currency exchange rates, it cannot assure that it will not experience currency losses in the future, nor can it predict the effect of exchange rate fluctuations upon future operating results.

        The Company's management may decide to use currency hedging instruments including foreign currency forward contracts, purchased currency options where applicable and borrowings in foreign currency. Economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates impacting cash flow relative to paying down debt, and unexpected changes in the underlying net asset position. These hedging activities may not be effective.

The Company's growth has depended significantly upon acquisitions.

        A significant component of the Company's growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. However, future acquisitions may not be available at advantageous prices or upon favorable terms and conditions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

        The Company has had, and may experience in the future, significant difficulties in integrating operations acquired from other companies, including the diversion of management's attention from other business concerns and the potential loss of its key employees or those of the acquired operations. The Company believes that most acquisitions will have an adverse impact on operating income and net income during the first six months following the acquisition. In addition, during this time period, the Company believes that generally there will be significant one-time costs related to integrating information technology, accounting and management services and rationalizing personnel levels. Accordingly, the Company may not be able to effectively manage acquired businesses and some acquisitions may not have an overall benefit.

        The Company has numerous different accounting systems, each of which reports results in a different currency. If the Company is unable to fully integrate the accounting and other systems of the businesses it owns, it may not be able to effectively manage its acquired businesses. Moreover, the integration process itself may be disruptive to business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems.

A significant portion of the Company's operations are concentrated in California and its business could be harmed if an economic downturn occurs in the California real estate market.

        For the year ended December 31, 2001, approximately $223.0 million, or 29%, of the $768.2 million in total sales and lease revenue, including revenue from investment property sales, was generated from transactions originated in the State of California. As a result of the geographic concentration in California, a material downturn in the California commercial real estate markets or in the local economies in San Diego, Los Angeles or Orange County could harm the results of operations.

The Company's co-investment activities subject it to real estate investment risks which could cause fluctuations in earnings and cash flow.

        An important part of the strategy for the investment management business involves investing the Company's capital in certain real estate investments with its clients. As of December 31, 2001, the Company had committed an additional $36.1 million to fund future co-investments. Participation in real estate transactions through co-investment activity could increase fluctuations in earnings and cash flow. Other risks associated with these activities include:

  •
  loss of investments;

  •
  difficulties associated with international co-investment described in "—The Company's international operations subject it to social, political and economic risks of doing business in foreign countries" and "—The Company's revenues and earnings may be adversely affected by foreign currency fluctuations"; and

  •
  potential lack of control over the disposition of any co-investments and the timing of the recognition of gains, losses or potential incentive participation fees.

The Company may incur liabilities related to its subsidiaries being general partners of numerous general and limited partnerships.

        The Company has subsidiaries which are general partners in numerous general and limited partnerships that invest in or manage real estate assets in connection with its co-investments, including several partnerships involved in the acquisition, rehabilitation, subdivision and sale of multi-tenant industrial business parks. Any subsidiary that is a general partner is potentially liable to its partners and for the obligations of its partnership, including those obligations related to environmental contamination of properties owned or managed by the partnership. If the Company's exposure as a general partner is not limited, or if the exposure as a general partner expands in the future, any resulting losses may harm the Company's business, financial condition or results of operations. The Company owns its general partnership interests through special purpose subsidiaries. The Company believes this structure will limit its exposure to the total amount it has invested in and the amount of notes from, or advances and commitments to, these special purpose subsidiaries. However, this limited exposure may be expanded in the future based upon, among other things, changes in operating practices, changes in applicable laws or the application of additional laws to the Company's business.

The Company's joint venture activities involve unique risks that are often outside of its control which, if realized, could harm its business.

        The Company has utilized joint ventures for large commercial investments, initiatives in Internet-related technology and local brokerage partnerships. In the future, the Company may acquire interests in additional limited and general partnerships and other joint ventures formed to own or develop real property or interests in real property. The Company has acquired and may acquire minority interests in joint ventures and may also acquire interests as a passive investor without rights to actively participate in management of the joint ventures. Investments in joint ventures involve additional risks, including the following:

  •
  the other participants may become bankrupt or have economic or other business interests or goals which are inconsistent with the Company's; and

  •
  the Company may not have the right or power to direct the management and policies of the joint ventures and other participants may take action contrary to the Company's instructions or requests and against the Company's policies and objectives.

        If a joint venture participant acts contrary to the Company's interest, it could harm the Company's business, results of operations and financial condition.

The Company's success depends upon the retention of its senior management, as well as its ability to attract and retain qualified and experienced employees.

        The Company's continued success is highly dependent upon the efforts of its executive officers and key employees. The only members of senior management that are parties to employment agreements are Raymond Wirta, the Chief Executive Officer, and Brett White, the President. If any of the key employees leave and the Company is unable to quickly hire and integrate a qualified replacement, business and results of operations may suffer. In addition, the growth of the business is largely dependent upon the Company's ability to attract and retain qualified personnel in all areas of the business, including brokerage and property management personnel. If the Company is unable to attract and retain these qualified personnel (particularly in foreign countries where there is limited operating history and brand recognition), growth may be limited, and business and operating results could suffer.

If the Company fails to comply with laws and regulations applicable to real estate brokerage and mortgage transactions and other segments of its business, it may incur significant financial penalties.

        Due to the broad geographic scope of the Company's operations and the numerous forms of real estate services performed, the Company is subject to numerous federal, state and local laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions requires the Company to maintain brokerage licenses in each state in which the Company operates. If the Company fails to maintain its licenses or conducts brokerage activities without a license, it may be required to pay fines or return commissions received or have licenses suspended. In addition, because the size and scope of real estate sale transactions has increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Further, the laws and regulations applicable to the Company's business, both in the US and in foreign countries, also may change in ways that materially increase the costs of compliance.

The Company may have liabilities in connection with real estate brokerage and property management activities.

        As a licensed real estate broker, the Company, and its licensed employees, are subject to statutory due diligence, disclosure and standard-of-care obligations in connection with brokerage transactions. Failure to fulfill these obligations could subject the Company or its employees to litigation from parties who purchased, sold or leased properties they brokered or managed. The Company may become subject to claims by participants in real estate sales claiming that it did not fulfill the statutory obligations as a broker.

        In addition, in the Company's property management business, it hires and supervises third party contractors to provide construction and engineering services for its properties. While the Company's role is limited to that of a supervisor, it may be subjected to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could negatively impact the Company's business, financial condition or results of operations.

Employees

        At December 31, 2001, the Company had approximately 9,300 employees. The Company believes that relations with its employees are good.

Item 2. Properties

        The Company leases the following offices:

	Sales Offices	Corporate Offices	Total
Location
Americas	142	2	144
Europe, Middle East and Africa	47	1	48
Asia Pacific	28	1	29

Total	217	4	221

        The Company does not own any offices, which is consistent with its strategy to lease instead of own. In general, these offices are fully utilized. There is adequate alternative office space available at acceptable rental rates to meet the Company's needs, although rental rates in some markets may negatively affect its profits in those markets.

Item 3. Legal Proceedings

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

        The five Delaware actions were subsequently consolidated and a lead counsel appointed. As of October 2, 2001, the parties to the Delaware litigation entered into a settlement agreement that was filed with the appropriate court in Delaware. On November 26, 2001, the Delaware court approved the settlement of the Delaware litigation, however, it reduced the fees payable to the lawyers for the plaintiffs. The lawyers for the plaintiffs have filed an appeal solely from the award of fees, resulting in a final judgment as to the dismissal of the claims of the plaintiffs and barring further prosecution of such claims or the commencement of other actions based on such claims. The actions in Delaware and California have been completely resolved, with the appeal from the Delaware award of fees being dismissed on February 1, 2002 and the California action being dismissed with prejudice on February 8, 2002.

        The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome of these lawsuits will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        (1)  The Company's common stock is not publicly traded on any exchange or in any market. At February 28, 2002, the Company had 73 record holders of its Class A common stock and nine record holders of its Class B common stock. The Company has not declared any cash dividends on its common stock. The Company's existing credit agreement restricts its ability to pay dividends on its common stock, and the Company does not expect to pay dividends in the near future.

        (2)  The following information pertains to CB Richard Ellis Services, Inc. (CBRE) common stock prior to the merger transaction with the Company. On July 20, 2001, the date of the merger, CBRE stockholders, except for a certain group of shareholders, received $16.00 in cash for each share of CBRE common stock that they owned. Refer to Note 2 of the Notes to Consolidated Financial Statements. CBRE's common stock commenced trading on the New York Stock Exchange (NYSE) on November 7, 1997 under the symbol "CBG." However, on July 20, 2001, following the merger, the common stock of CBRE was delisted from the NYSE. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock on the NYSE:

	Predecessor
	CB Richard Ellis Services, Inc.
	High	Low
Year Ended December 31, 2001
First Quarter	$15.69	$14.00
Second Quarter	$15.80	$14.08
July 1, 2001 through July 20, 2001	$15.99	$15.64

	High	Low
Year Ended December 31, 2000
First Quarter	$13.50	$10.19
Second Quarter	$11.44	$9.13
Third Quarter	$13.19	$9.38
Fourth Quarter	$15.63	$11.81

(3)
Since the incorporation of CBRE in March 1989, there have been no cash dividends declared on its common stock.

Item 6. Selected Financial Data

        The following selected financial data has been derived from the consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results

of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands except share data)

	Company	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.
			CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001 (1)	CB Richard Ellis Services, Inc.
			Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999	Twelve Months Ended December 31, 1998	Twelve Months Ended December 31, 1997
		Period from January 1 to July 20, 2001
STATEMENT OF OPERATIONS DATA(2):
Revenue	$562,828	$607,934	$1,323,604	$1,213,039	$1,034,503	$730,224
Operating income (loss)	$62,732	$(14,174)	$107,285	$76,899	$78,476	$59,088
Interest expense, net	$27,290	$18,736	$39,146	$37,438	$27,993	$13,182
Net income (loss)	$17,426	$(34,020)	$33,388	$23,282	$24,557	$24,397
Basic EPS (3)	$2.22	$(1.60)	$1.60	$1.11	$(0.38)	$1.34
Weighted average shares outstanding for basic EPS (3) (4)	7,845,004	21,306,584	20,931,111	20,998,097	20,136,117	15,237,914
Diluted EPS (3)	$2.20	$(1.60)	$1.58	$1.10	$(0.38)	$1.28
Weighted average shares outstanding for diluted EPS (3) (4)	7,909,797	21,306,584	21,097,240	21,072,436	20,136,117	15,996,929
OTHER DATA:
EBITDA, excluding merger-related and other nonrecurring charges (5)	$81,372	$33,609	$150,484	$117,369	$127,246	$90,072
Net cash provided by (used in) operating activities	$95,391	$(118,898)	$84,112	$74,011	$76,614	$80,835
Net cash used in investing activities	$(265,450)	$(13,471)	$(35,722)	$(26,767)	$(223,520)	$(18,018)
Net cash provided by (used in) financing activities	$213,831	$126,230	$(53,523)	$(37,721)	$119,438	$(64,964)

	Company	Predecessor	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 1998	December 31, 1997
BALANCE SHEET DATA:
Cash and cash equivalents	$57,450	$20,854	$27,844	$19,551	$47,181
Total assets	$1,359,353	$963,105	$929,483	$856,892	$500,100
Long-term debt	$522,063	$303,571	$357,872	$373,691	$146,273
Total liabilities	$1,097,693	$724,018	$715,874	$660,175	$334,657
Total stockholders' equity	$257,364	$235,339	$209,737	$190,842	$157,771
Number of shares outstanding (4)	14,380,414	20,605,023	20,435,692	20,636,134	18,768,200

(1)
The results include the activities of CB Richard Ellis Services, Inc., from July 20, 2001, the date of the merger.

(2)
The results include the activities of Koll from August 28, 1997, REI from April 17, 1998 and Hillier Parker from July 7, 1998. For the year ended December 31, 1998, basic and diluted loss per share include a deemed dividend of $32.3 million on the repurchase of the Company's preferred stock.

(3)
EPS represents earnings (loss) per share. See Per Share Information in Note 14 of Notes to Consolidated Financial Statements.

(4)
The 7,845,004 and the 7,909,797 represent the weighted average shares outstanding for basic and diluted earnings per share, respectively, from inception of the Company through December 31, 2001. These balances take into consideration the lower number of shares outstanding prior to the merger with CBRE. The 14,380,414 represents the outstanding number of shares at December 31, 2001.

(5)
EBITDA, excluding merger-related and other nonrecurring charges, represents earnings before interest expense, income taxes, depreciation and amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges. Management believes that the presentation of EBITDA, excluding merger-related and other nonrecurring charges, will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used to service debt and for other required or discretionary purposes. Net cash that will be available for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA, excluding merger-related and other nonrecurring charges. EBITDA, excluding merger-related and other nonrecurring charges, should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP. The Company's calculation of EBITDA, excluding merger-related and other nonrecurring charges, may not be comparable to similarly titled measures reported by other companies.

        EBITDA, excluding merger-related and other nonrecurring charges is calculated as follows (dollars in thousands):

	Company	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.
			CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	CB Richard Ellis Services, Inc.
			Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999	Twelve Months Ended December 31, 1998	Twelve Months Ended December 31, 1997
		Period from January 1 to July 20, 2001
Operating income (loss)	$62,732	$(14,174)	$107,285	$76,899	$78,476	$59,088
Add:
Depreciation and amortization	12,198	25,656	43,199	40,470	32,185	18,060
Merger-related and other nonrecurring charges	6,442	22,127	—	—	16,585	12,924

EBITDA, excluding merger-related and other nonrecurring charges	$81,372	$33,609	$150,484	$117,369	$127,246	$90,072

(6)
The Company has not declared any cash dividends on its common stock for the periods shown.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-K is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements. The Notes to the Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information about our Company and the basis of presentation used in this report on Form 10-K.

        The Company is one of the world's largest global commercial real estate services firms in terms of revenue, offering a full range of services to commercial real estate occupiers, owners, lenders and investors. Operations are conducted through 221 offices located in 47 countries with approximately 9,300 employees. The Company has worldwide capabilities to assist buyers in the purchase and sellers in the disposition of commercial property, assist tenants in finding available space and owners in finding qualified tenants, provide valuation and appraisals for real estate property, assist in the placement of financing for commercial real estate, provide commercial loan servicing, provide research and consulting services, help institutional investors manage commercial real estate portfolios, provide property and facilities management service and serve as the outsource service provider to corporations seeking to be relieved of the burden of managing their real estate operations.

        A significant portion of the Company's revenue is seasonal. Historically, this seasonality has caused the revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus of completing transactions at year-end while incurring constant, non-variable expenses throughout the year. This has led to lower profits or a loss in the first and second quarters, with profits growing in each subsequent quarter. In addition, the Company's operations are directly affected by actual and perceived trends in various national and economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. The international operations are subject to political instability, currency fluctuations, and changing regulatory environments. To date, the Company does not believe that general inflation has had a material impact upon its operations. Revenue, commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand rather than general inflation.

        On July 20, 2001, the Company acquired CB Richard Ellis Services, Inc. (CBRE), (the merger), pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001 (the merger agreement), among the Company, CBRE and Blum CB Corp. (Blum CB), a wholly owned subsidiary of the Company. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. At the effective time of the merger, CBRE became a wholly owned subsidiary of the Company.

        The results of operations, including the segment operations and cash flows, for the year ended December 31, 2001 have been derived by combining the results of operations and cash flows of the Company for the period from February 20, 2001 (inception) to December 31, 2001 with the results of operations and cash flows of CBRE, prior to the merger, from January 1, 2001 to July 20, 2001, the date of the merger, and are hereafter referred to as the Combined Company. In addition, the results of operations and cash flows of CBRE prior to the merger incorporated in the following discussion are the historical results and cash flows of CBRE, the predecessor to the Company. These CBRE results do not reflect any purchase accounting adjustments included in the results of the Combined Company after the merger and are thus not directly comparable. Due to the effects of purchase accounting applied as a result of the merger and the additional interest expense associated with the debt incurred to finance the merger, the results of operations of the Combined Company are not comparable in all respects to the results of operations prior to the merger. However, the Company's management believes a discussion of the operations is more meaningful by combining the results of the Company and CBRE since the Company's operating revenues and expenses have not been affected by the merger and splitting up the results between pre-and post-merger periods would make comparisons of the operating trends to the prior year not meaningful.

Results of Operations

        The following table sets forth items derived from the consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999, presented in dollars and as a percentage of revenue:

	Year Ended December 31
	2001		2000		1999
	(Dollars in thousands)
Revenue:
Leases	$441,217	37.8%	$539,419	40.8%	$448,091	36.9%
Sales	326,948	27.9	389,745	29.4	394,718	32.5
Property and facilities management fees	114,734	9.8	110,654	8.4	110,111	9.1
Consulting and referral fees	75,221	6.4	78,714	5.9	73,569	6.1
Appraisal fees	81,097	6.9	75,055	5.7	71,050	5.9
Loan origination and servicing fees	64,571	5.5	58,190	4.4	45,940	3.8
Investment management fees	45,548	3.9	42,475	3.2	28,929	2.4
Other	21,426	1.8	29,352	2.2	40,631	3.3

Total revenue	1,170,762	100.0	1,323,604	100.0	1,213,039	100.0
Costs and expenses:
Commissions, fees and other incentives	553,710	47.3	635,322	48.0	559,289	46.1
Operating, administrative and other	502,071	42.9	537,798	40.6	536,381	44.2
Depreciation and amortization	37,854	3.2	43,199	3.3	40,470	3.3
Merger-related and other nonrecurring charges	28,569	2.5	—	—	—	—

Operating income	48,558	4.1	107,285	8.1	76,899	6.4
Interest income	3,994	0.4	2,554	0.2	1,930	0.2
Interest expense	50,020	4.3	41,700	3.2	39,368	3.3

Income before provision for income tax	2,532	0.2	68,139	5.1	39,461	3.3
Provision for income tax	19,126	1.6	34,751	2.6	16,179	1.3

Net (loss) income	$(16,594)	(1.4)%	$33,388	2.5%	$23,282	2.0%

EBITDA, excluding merger-related and other nonrecurring charges	$114,981	9.8%	$150,484	11.4%	$117,369	9.7%

        EBITDA, excluding merger-related and other nonrecurring charges is calculated as follows:

	Year Ended December 31
	2001	2000	1999
	(Dollars in thousands)
Operating income	$48,558	$107,285	$76,899
Add:
Depreciation and amortization	37,854	43,199	40,470
Merger-related and other nonrecurring charges	28,569	—	—

EBITDA, excluding merger-related and other nonrecurring charges	$114,981	$150,484	$117,369

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        The Combined Company reported a consolidated net loss of $16.6 million for the year ended December 31, 2001, on revenue of $1,170.8 million compared to consolidated net income of $33.4 million on revenue of $1,323.6 million for the year ended December 31, 2000. The 2001 results include a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund management contracts. The 2000 results include a $4.7 million nonrecurring pre-tax gain from the sale of certain non-strategic assets.

        Revenue on a consolidated basis decreased by $152.8 million or 11.5% during the year ended December 31, 2001, compared to the year ended December 31, 2000. This was mainly driven by a $98.2 million decrease in lease revenue and a $62.8 million decline in sales revenue during the current year. The lower revenue is primarily attributable to the Combined Company's North American operation. However, the European and Asian operations also experienced lower sales and lease revenue compared to the prior year. These decreases were slightly offset by a $6.4 million or 11.0% increase in loan origination and servicing fees, as well as an 8.1% increase in appraisal fees driven by increased refinancing activities due to a decline in interest rates in the US and increased fees in the European operation.

        Commissions, fees and other incentives on a consolidated basis totaled $553.7 million, a decrease of $81.6 million or 12.8% from prior year. This decrease is primarily due to the lower sales and lease revenue within North America. This decline in revenue also resulted in lower variable commission expense within this division as compared to prior year. This is slightly offset by producer compensation within the international operations which is typically fixed in nature and does not decrease as a result of lower revenue. As a result, commissions as a percentage of revenue decreased slightly to 47.3% for the current year, compared to 48.0% for the prior year.

        Operating, administrative and other on a consolidated basis was $502.1 million, a decrease of $35.7 million or 6.6% for the year ended December 31, 2001, compared to prior year. This decrease is due to cost cutting measures and operational efficiencies put in place in May 2001. An organizational restructure was also implemented after the merger transaction was completed that included the reduction of administrative staff in corporate and divisional headquarters and the scaling back of unprofitable operations. In addition, bonus incentives and profit share declined due to the Combined Company's lower results.

        Depreciation and amortization expense on a consolidated basis decreased by $5.3 million or 12.4% due primarily to the discontinuation of goodwill amortization after the merger, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

        Merger-related and other nonrecurring charges on a consolidated basis were $28.6 million in the current year. This included merger-related costs of $18.3 million, the write-off of assets, primarily e-business investments, of $7.2 million and severance costs of $3.1 million attributable to the Combined Company's cost reduction program instituted in May 2001.

        Consolidated interest expense was $50.0 million, an increase of $8.3 million or 19.9% for the year ended December 31, 2001, as compared to the year ended December 31, 2000. This is attributable to the Combined Company's increased debt as a result of the merger.

        Provision for income tax on a consolidated basis was $19.1 million for the year ended December 31, 2001, as compared to the provision for income tax of $34.8 million for the year ended December 31, 2000. The income tax provision and effective tax rate are not comparable between periods due to the merger. In addition, the Company adopted SFAS No. 142, which includes the elimination of the amortization of goodwill created under such merger transactions.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        The Company reported consolidated net income of $33.4 million for the year ended December 31, 2000, on revenue of $1,323.6 million compared to consolidated net income of $23.3 million on revenue of $1,213.0 million for the year ended December 31, 1999. The 2000 results include a $4.7 million nonrecurring pre-tax gain from the sale of certain non-strategic assets. The 1999 results include nonrecurring pre-tax gains from the sale of five non-strategic offices and a risk management operation totaling $8.7 million, as well as one time charges of approximately $10.2 million, the majority of which were severance costs related to the Company's reduction in workforce.

        Revenue on a consolidated basis increased by $110.6 million or 9.1% during the year ended December 31, 2000, compared to the year ended December 31, 1999. The US real estate market remained healthy in 2000, with relatively low interest and vacancy rates. As a result, lease revenue increased by $91.3 million or 20.4% during 2000. Investment management fees increased by $13.5 million or 46.8%, and loan origination and servicing fees were higher by $12.3 million or 26.7%. In addition, other revenue decreased by $11.3 million, primarily due to the contribution of an engineering services group into a separately owned joint venture, as well as the loss of revenue due to the sale of assets.

        Commissions, fees and other incentives on a consolidated basis totaled $635.3 million, an increase of $76.0 million or 13.6% for the year ended December 31, 2000, compared to the year ended December 31, 1999. Lease commissions increased significantly due to the higher lease revenue. In addition, the overall revenue growth resulted in higher variable commission expense as compared to 1999. Variable commissions increase as a percentage of revenue as certain earnings levels are met. During 2000, a greater number of high level producers earned a larger proportion of total revenue. This contributed to an increase in commissions as a percentage of revenue from 46.1% to 48.0% for 2000.

        Operating, administrative and other on a consolidated basis was $537.8 million, an increase of $1.4 million or 0.3% for the year ended December 31, 2000, compared to 1999. This increase was due to higher bonus incentives and profit share driven by the improved 2000 results, offset by lower salary requirements in North America. As a percentage of revenue, operating, administrative and other was 40.6% for the year ended December 31, 2000, compared to 44.2% for the year ended December 31, 1999. The decreased percentage was due to the focus on higher margin lines of business, as well as improved operational efficiency through cost containment measures.

        Consolidated interest expense was $41.7 million, an increase of $2.3 million or 5.9% for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The increase resulted from higher interest rates for the revolving credit facility, offset in part by lower average borrowing levels during 2000. Overall, the Company reduced its outstanding long-term debt by $50.5 million or 13.8% as compared to December 31, 1999, helping to minimize the impact of the increased interest rates during 2000.

        Provision for income tax on a consolidated basis was $34.8 million for the year ended December 31, 2000, as compared to the provision for income tax of $16.2 million for the year ended December 31, 1999. The increase is mainly due to higher pre-tax income and a lower release of valuation allowances during 2000. The effective tax rate was 51% for 2000 as compared to 41% for 1999. The increase in the effective tax rate is primarily due to a decrease in the release of valuation allowances from $6.3 million in the year ended December 31, 1999 to $3.0 million in the year ended December 31, 2000. Valuation allowances for 2000 and 1999 were released as it became more likely than not that the Company would realize additional deferred tax assets.

Segment Operations

        Subsequent to the merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations. The Company now conducts and reports its operations through three geographically organized segments: (1) The Americas, (2) Europe, Middle East and Africa (EMEA), and (3) Asia Pacific. The Americas consist of the United States, Canada, Mexico and operations located in Central and South America. EMEA mainly consists of Europe, while Asia Pacific includes the operations in Asia, Australia and New Zealand. Previously, the Company reported its segments based on the applicable type of revenue transaction. This included the Transaction Management, Financial Services and Management Services segments. The Americas current year results include a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund contracts, as well as merger-related and other nonrecurring charges of $26.9 million. Prior year results include a $4.7 million nonrecurring pre-tax gain on the sale of certain non-strategic assets. The 1999 results include nonrecurring pre-tax gains from the sale of five non-strategic offices and a risk management operation totaling $8.7 million. Current year results for Asia Pacific include merger-related and other nonrecurring charges of $1.2 million. The following table summarizes the revenue, cost and expenses, and operating income (loss) by operating segment for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31
	2001		2000		1999
	(Dollars in thousands)
Americas
Revenue:
Leases	$386,801	41.6%	$472,148	43.9%	$395,927	40.3%
Sales	259,770	28.0	315,281	29.4	310,439	31.6
Property and facilities management fees	75,110	8.1	72,627	6.8	78,322	8.0
Consulting and referral fees	48,340	5.2	60,419	5.6	54,719	5.5
Appraisal fees	41,942	4.5	37,553	3.5	36,034	3.7
Loan origination and servicing fees	64,571	7.0	58,190	5.4	45,940	4.7
Investment management	35,544	3.8	32,528	3.0	25,107	2.5
Other	16,721	1.8	25,334	2.4	35,965	3.7

Total revenue	928,799	100.0	1,074,080	100.0	982,453	100.0
Costs and expenses:
Commissions, fees and other incentives	457,613	49.3	541,784	50.4	476,717	48.5
Operating, administrative and other	376,037	40.5	405,645	37.8	417,123	42.5
Depreciation and amortization	27,452	3.0	28,600	2.7	25,884	2.6
Merger-related and other nonrecurring charges	26,923	2.8	—	—	—	—

Operating income	$40,774	4.4%	$98,051	9.1%	$62,729	6.4%

EBITDA, excluding merger-related and other nonrecurring charges	$95,149	10.2%	$126,651	11.8%	$88,613	9.0%

EMEA
Revenue:
Leases	$28,871	17.9%	$35,859	21.8%	$27,220	18.0%
Sales	48,502	30.1	57,381	34.9	57,532	38.1
Property and facilities management fees	22,884	14.2	21,113	12.8	19,859	13.1
Consulting and referral fees	21,889	13.6	16,316	9.9	17,206	11.4
Appraisal fees	29,266	18.1	26,374	16.0	22,592	14.9
Investment management	6,162	3.8	4,039	2.5	3,111	2.1
Other	3,732	2.3	3,457	2.1	3,646	2.4

Total revenue	161,306	100.0	164,539	100.0	151,166	100.0
Costs and expenses:
Commissions, fees and other incentives	63,343	39.3	60,247	36.6	53,258	35.3
Operating, administrative and other	81,726	50.6	85,116	51.7	75,012	49.6
Depreciation and amortization	6,492	4.0	9,837	6.0	10,227	6.7
Merger-related and other nonrecurring charges	451	0.3	—	—	—	—

Operating income	$9,294	5.8%	$9,339	5.7%	$12,669	8.4%

EBITDA, excluding merger-related and other nonrecurring charges	$16,237	10.1%	$19,176	11.7%	$22,896	15.1%

Asia Pacific
Revenue:
Leases	$25,545	31.7%	$31,412	37.0%	$24,944	31.4%
Sales	18,676	23.1	17,083	20.1	26,747	33.7
Property and facilities management fees	16,740	20.8	16,914	19.9	11,930	15.0
Consulting and referral fees	4,992	6.2	1,979	2.3	1,644	2.1
Appraisal fees	9,889	12.3	11,128	13.1	12,424	15.6
Investment management	3,842	4.7	5,908	6.9	711	0.9
Other	973	1.2	561	0.7	1,020	1.3

Total revenue	80,657	100.0	84,985	100.0	79,420	100.0
Costs and expenses:
Commissions, fees and other incentives	32,754	40.6	33,291	39.2	29,314	36.9
Operating, administrative and other	44,308	54.9	47,037	55.3	44,246	55.7
Depreciation and amortization	3,910	4.9	4,762	5.6	4,359	5.5
Merger-related and other nonrecurring charges	1,195	1.5	—	—	—	—

Operating (loss) income	$(1,510)	(1.9)%	$(105)	(0.1)%	$1,501	1.9%

EBITDA, excluding merger-related and other nonrecurring charges	$3,595	4.5%	$4,657	5.5%	$5,860	7.4%

        EBITDA, excluding merger-related and other nonrecurring charges is calculated as follows:

	Year Ended December 31
	2001	2000	1999
	(Dollars in thousands)
Americas
Operating income	$40,774	$98,051	$62,729
Add:
Depreciation and amortization	27,452	28,600	25,884
Merger-related and other nonrecurring charges	26,923	—	—

EBITDA, excluding merger-related and other nonrecurring charges	$95,149	$126,651	$88,613

Europe
Operating income	$9,294	$9,339	$12,669
Add:
Depreciation and amortization	6,492	9,837	10,227
Merger-related and other nonrecurring charges	451	—	—

EBITDA, excluding merger-related and other nonrecurring charges	$16,237	$19,176	$22,896

Asia Pacific
Operating (loss) income	$(1,510)	$(105)	$1,501
Add:
Depreciation and amortization	3,910	4,762	4,359
Merger-related and other nonrecurring charges	1,195	—	—

EBITDA, excluding merger-related and other nonrecurring charges	$3,595	$4,657	$5,860

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Americas

        Revenue decreased by $145.3 million or 13.5% for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily driven by the softening global economy, as well as the tragic events which began on September 11, 2001. Lease revenue decreased by $85.3 million and sales revenue declined by $55.5 million due to a lower number of transactions completed, as well as a lower average value per transaction, during the current year compared to the prior year. Consulting and referral fees also decreased by $12.1 million or 20.0% compared to the prior year. These declines were slightly offset by an increase in loan origination and servicing fees of $6.4 million, as well as higher appraisal fees of $4.4 million driven by increased refinancing activities due to the low interest rate environment in the US. Commissions, fees and other incentives decreased by $84.2 million or 15.5% for the year ended December 31, 2001, compared to the year ended December 31, 2000, caused primarily by the lower lease and sales revenue. The decline in revenue also resulted in lower variable commission expense. As a result, commissions as a percentage of revenue decreased from 50.4% for the prior year to 49.3% for the current year. Operating, administrative and other decreased by $29.6 million or 7.3% as a result of cost reduction and efficiency measures put in place during May 2001, as well as the organizational restructure implemented after the merger. Key executive bonuses and profit share also declined, due to the lower results.

EMEA

        Revenue decreased by $3.2 million or 2.0% for the year ended December 31, 2001, compared to the year ended December 31, 2000. This was mainly driven by lower sales and lease revenue due to the overall weakness in the European economy, particularly in France and Germany. This was slightly offset by higher consulting and referral fees within the United Kingdom (UK), as well as an overall increase in appraisal fees throughout Europe. Commissions, fees and other incentives increased by $3.1 million or 5.1% for the year ended December 31, 2001 compared to the year ended December 31, 2000 due primarily to a higher number of producers, mainly in the UK. Producer compensation in EMEA is typically fixed in nature and does not decrease with a decline in revenue. Operating, administrative and other decreased by $3.4 million or 4.0% for the year ended December 31, 2001 compared to the year ended December 31, 2000, mainly attributable to decreased executive bonuses and profit share due to the lower current year results.

Asia Pacific

        Revenue decreased by $4.3 million or 5.1% for the year ended December 31, 2001, compared to the year ended December 31, 2000. This was primarily driven by lower lease revenue due to the weak economy in China and Singapore. Operating, administrative and other decreased by $2.7 million or 5.8% for the year ended December 31, 2001, compared to the year ended December 31, 2000. The decrease is primarily due to lower personnel requirements and other cost containment measures put in place during May 2001, as well as the organizational restructure implemented after the merger.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Americas

        Revenue increased by $91.6 million or 9.3% for the year ended December 31, 2000, compared to the year ended December 31, 1999. This was primarily driven by a $76.2 million increase in lease revenue attributable to a greater number of transactions executed during 2000, as well as a larger average value per transaction. Loan origination and servicing fees increased by $12.3 million, of which $3.7 million is attributable to the acquisition of Boston Mortgage Capital Corporation in late 2000 and Eberhardt Company in late 1999. In addition, excluding any acquisitions, loan production fees increased by $5.9 million or 18.0% over 1999, while loan servicing fees increased by $2.7 million or 22.0%. Investment management fees also increased by 29.6% due to a higher volume of managed assets, as well as increased incentive fees from several properties. These increases were slightly offset by a $10.6 million decrease in other revenue mainly due to the contribution of an engineering services group into a separately owned joint venture, as well as the loss of revenue due to the sale of certain assets. Commissions, fees and other incentives increased by $65.1 million or 13.6% for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the higher lease revenue. The increase in revenue also resulted in higher variable commission expense within this division as compared to 1999. During 1999, the commission program in the US was amended, providing an increasing percentage of commissions to producers as the amount of revenue earned increases. This variable commission component resulted in a producer achieving a higher percentage of commissions on a retroactive basis as each revenue target was met, motivating producers to reach higher revenue targets. This resulted in an increase in commissions as a percentage of revenue from 48.5% in 1999 to 50.4% for 2000. Operating, administrative and other decreased by $11.5 million or 2.8% as a result of lower personnel requirements due to cost reduction and operational efficiency measures undertaken in 2000. This was slightly offset by higher bonus incentives and profit share due to the more favorable results.

EMEA

        Revenue increased by $13.4 million or 8.8% for the year ended December 31, 2000, compared to the year ended December 31, 1999 driven primarily by higher lease and appraisal revenue. The increased lease revenue was attributable to strong performances in France and the UK, as well as expanded operations in the Netherlands and Spain. Commission, fees and other incentives increased by

$7.0 million or 13.1% for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to increased producer bonuses, primarily in the UK, and higher lease commissions in France, attributable to the higher revenue. Operating, administrative and other increased by $10.1 million or 13.5% for the year ended December 31, 2000 compared to the year ended December 31, 1999, due primarily to increased personnel requirements in the UK.

Asia Pacific

        Revenue increased by $5.6 million or 7.0% for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase was primarily driven by higher lease revenue due to improved economies in China and in Australia. Investment management fees increased by $5.2 million due to property acquisition and incentive fees earned during 2000. Property and facilities management revenue increased by 41.8% mainly attributable to higher square footage managed in India and Australia. This was slightly offset by lower sales revenue mainly due to higher interest rates and a weak currency in Australia. Commissions, fees and other incentives increased by $4.0 million or 13.6% during 2000 due to higher producer salaries, primarily in Singapore. Operating, administrative and other increased by $2.8 million or 6.3% for the year ended December 31, 2000, compared to the year ended December 31, 1999, due to an expanded investment management operation in Asia during 2000.

Liquidity and Capital Resources

        On July 20, 2001, the Company acquired CBRE (the merger) pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001 (the merger agreement), among the Company, CBRE and Blum CB. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. The operations of the Company after the merger are substantially the same as the operations of CBRE prior to the merger. In addition, the Company has no substantive operations other than its investment in CBRE.

        At the effective time of the merger, CBRE became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, each issued and outstanding share of common stock of CBRE was converted into the right to receive $16.00 in cash, except for: (i) shares of common stock of CBRE owned by the Company and Blum CB immediately prior to the merger, totaling 7,967,774 shares, which were cancelled, (ii) treasury shares and shares of common stock of CBRE owned by any of its subsidiaries which were cancelled, and (iii) shares of CBRE held by stockholders who perfect appraisal rights for such shares in accordance with Delaware law. All shares of common stock of CBRE outstanding prior to the merger were acquired by the Company, and these shares were subsequently cancelled. Immediately prior to the merger, the following, collectively referred to as the buying group, contributed to the Company all the shares of CBRE's common stock that he or it directly owned in exchange for an equal number of shares of Class B common stock of the Company: RCBA Strategic, FS Equity Partners III, L.P. (FSEP) a Delaware limited partnership, FS Equity Partners International, L.P. (FSEP International) a Delaware limited partnership, The Koll Holding Company, a California corporation, Frederic V. Malek, a director of the Company and CBRE, Raymond E. Wirta, the Chief Executive Officer and a director of the Company and CBRE, and Brett White, the President and a director of the Company and CBRE. Such shares of common stock of CBRE, which totaled 7,967,774 shares of common stock, were then cancelled. In addition, the Company offered to purchase for cash options outstanding to acquire common stock of CBRE at a purchase price per option equal to the greater of the amount by which $16.00 exceeded the exercise price of the option, if at all, or $1.00. In connection with the merger, CBRE purchased its outstanding options on behalf of the Company, which were recorded as merger-related and other nonrecurring charges by CBRE in the period from January 1, 2001 to July 20, 2001, and are not reflected in the accompanying consolidated statements of operations of the Company.

        The funding to complete the merger, as well as the refinancing of substantially all of the outstanding indebtedness of CBRE, was obtained through (i) the cash contribution of $74.8 million from the sale of Class B common stock of the Company for $16.00 per share, (ii) the sale of shares of Class A common stock of the Company for $16.00 per share to employees and independent contractors of CBRE, (iii) the sale of 625,000 shares of Class A common stock of the Company to CalPERS for $16.00 per share, (iv) the issuance and sale by the Company of 65,000 units for $65.0 million to DLJ Investment Funding, Inc. and other purchasers, which units consist of $65.0 million in aggregate principal amount of 16% Senior notes due July 20, 2011 and 339,820 shares of Class A common stock of the Company, (v) the issuance and sale by Blum CB of $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 for $225.6 million (which were assumed by CBRE in connection with the merger) and (vi) borrowings by CBRE under a new $325.0 million senior credit agreement with Credit Suisse First Boston and other lenders.

        Following the merger, the common stock of CBRE was delisted from the New York Stock Exchange. CBRE also successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Subordinated Notes). The Subordinated Notes were purchased at $1,079.14 for each $1,000 principal amount of Notes, which included a consent payment of $30.00 per $1,000 principal amount of Subordinated Notes. The Company also repaid the outstanding balance of CBRE's existing revolving credit facility. The Company entered into the merger in order to enhance the flexibility to operate CBRE's existing businesses and to develop new ones.

        The Company has $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the merger. The Notes require semi-annual payments of interest in arrears on June 15 and December 15, commencing on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company and CBRE's domestic subsidiaries. The effective yield on the Notes is 11.5%. The amount included in the accompanying consolidated balance sheets, net of unamortized discount, was $225.7 million at December 31, 2001.

        The Company also entered into a $325.0 million senior credit facility (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all their assets. The credit facility includes the Tranche A term facility of $50.0 million, maturing on July 20, 2007; the Tranche B term facility of $185.0 million, maturing on July 18, 2008; and the revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. Borrowings under the senior secured credit facilities will bear interest at varying rates based on the Company's option, at either LIBOR plus 3.25% or the alternate base rate plus 2.25%, in the case of the Tranche A and the revolving facility, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of the Tranche B facility. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. After delivery of the Company's consolidated financial statements for the year ending December 31, 2001, the amount added to the LIBOR rate or the alternate base rate under the Tranche A and revolving facility will vary, from 2.50% to 3.25% for LIBOR and from 1.50% to 2.25% for the alternate base rate, as determined by reference to the Company's ratios of total debt less available cash to EBITDA, as defined in the debt agreement.

        The Tranche A facility will fully amortize by July 20, 2007 through quarterly principal payments over 6 years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of approximately $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day as determined by the Company in the month of December of each year. The Company repaid its revolving credit facility as of December 1, 2001 and at December 31, 2001, the Company had no revolving line of credit principal outstanding. The total amount outstanding under the Tranche A and Tranche B facilities included in senior secured term loans and current maturities of long-term debt in the accompanying consolidated balance sheets was $230.3 million at December 31, 2001.

        The Company issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011 (the Senior Notes). The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company. Interest accrues at a rate of 16% per year and is payable quarterly in cash in arrears. However, until July 2006, interest in excess of 12% may be paid in kind. Additionally, at any time, interest may be paid in kind to the extent CBRE's ability to pay cash dividends is restricted by the terms of the Credit Facility. The Company has paid in cash all interest payments required to date. The Senior Notes are redeemable at the Company's option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes. The total amount included in the accompanying consolidated balance sheets was $59.7 million, net of unamortized discount, at December 31, 2001.

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

        The Senior Subordinated Notes, the senior credit facility and the Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers. The debt agreements require the Company to maintain certain minimum levels of net worth, a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreements). The agreements also restrict the payment of cash dividends and require the Company to pay a facility fee based on the total amount of the commitment.

        On March 12, 2002, Moody's Investor Service downgraded the Company's senior secured term loans and Senior Subordinated Notes to B1 from Ba3 and to B3 from B2, respectively. This downgrade does not impact the Company's ability to borrow or affect the Company's interest rate for the senior secured term loans. Standard and Poor's ratings of the Company's senior secured term loans and Senior Subordinated Notes are currently BB- and B, respectively.

        A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC). The credit agreement provides for a revolving line of credit of up to $350.0 million through February 28, 2002, and $150.0 million for the period from March 1, 2002 through August 31, 2002, and bears interest at 1.0% over the RFC base rate. The agreement expires on August 31, 2002. During the year ended December 31, 2001, the Company had a maximum of $164.0 million revolving line of credit principal outstanding. The Company had a participation agreement with RFC whereby RFC agreed to purchase a 99% participation interest in any eligible multifamily mortgage loans owned by the Company and outstanding at quarter-end (Participation Agreement). The Participation Agreement expired August 31, 2001. At December 31, 2001, the Company had a $106.8 million warehouse line of credit outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets. The Company also had a $106.8 million warehouse receivable. Subsequent to December 31, 2001, the warehouse line of credit was repaid with the proceeds from the warehouse receivable.

        During 2001, the Company incurred certain non recourse debt through a joint venture in order to purchase property which is expected to be sold later in 2002. In February 2002, the maturity date on this non recourse debt was extended to September 18, 2002.

        For information on the outstanding liability under the Deferred Compensation Plan, the expected timetable of repayment of long-term debt and the future minimum lease payments for non-cancelable operating and capital leases as of December 31, 2001, see Note 9, Note 10 and Note 11 of the Notes to Consolidated Financial Statements, respectively. In addition, see Note 11 for information on the Company's material commitments and contingencies.

        The Company believes it can satisfy its non-acquisition obligations, as well as working capital requirements and funding of investments, with internally generated cash flow, borrowings under the new revolving line of credit with CSFB or any replacement credit facilities. Material acquisitions, if any, that necessitate cash will require new sources of capital such as an expansion of the revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet its anticipated non-acquisition cash requirements for the foreseeable future and in any event for the next twelve months and thereafter.

        Net cash used in operating activities totaled $23.5 million for the current year, a decrease of $60.6 million compared to the prior year. This decline was primarily due to lower net income adjusted for non-cash items. Cash paid for bonus and special incentives also exceeded prior year as the majority of the bonuses paid in the current year related to the prior year's more favorable performance. This was slightly offset by higher receipts for receivables, due to a continued emphasis on receivable collections.

        The Combined Company utilized $278.9 million in investing activities, an increase of $243.2 million over the prior year. This increase is primarily due to the acquisition of CBRE by the Company. Capital expenditures were comparable to prior year, but lower than 1999 by $8.4 million. Capital expenditures for 2001 primarily included the purchase of computer hardware and software and furniture and fixtures. Capital expenditures for 2000 mainly included the purchase of computer hardware and software. The higher purchases in 1999 related to the Company's efforts to prepare for the year 2000 computer hardware and software systems issues. The Company expects to have capital expenditures of approximately $22.0 million in 2002.

        Net cash provided by financing activities totaled $340.1 million for the year ended December 31, 2001, compared to cash used of $53.5 million for the year ended December 31, 2000. The cash provided in the current year was mainly attributable to the additional debt and equity financing required by the merger. The cash used in the prior year reduced the Company's outstanding long-term debt by $50.5 million.

Acquisitions

        During 2001, the Company acquired an operation in Mexico with an aggregate purchase price of approximately $1.7 million in cash. The Company also purchased the remaining ownership interests that it did not already own in CB Richards Ellis/Hampshire, L.L.C. for a purchase price of approximately $1.8 million in cash.

        During 2000, the Company acquired five companies with an aggregate purchase price of $3.4 million in cash, $0.7 million in notes, plus additional payments over the next five years based on acquisition earnout agreements. These payments will supplement the purchase price and be recorded as additional goodwill, when paid, as applicable. The most significant acquisition in 2000 was the purchase of Boston Mortgage Capital Corporation (Boston Mortgage) through L.J. Melody, for $2.1 million, plus supplemental payments based on an acquisition earnout agreement. Boston Mortgage provides further mortgage banking penetration into the northeastern part of the US. It services approximately $1.8 billion in loans covering roughly 175 commercial properties throughout New England, New York and New Jersey.

        During 1999, the Company acquired four companies with an aggregate purchase price of approximately $13.8 million. The two significant acquisitions were Eberhardt Company which was acquired in September 1999 through L.J. Melody for approximately $7.0 million and Profi Nordic which was acquired in February 1999 through CBRE Profi Acquisition Corp., formerly Koll Tender III, for approximately $5.5 million.

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

        The five Delaware actions were subsequently consolidated and a lead counsel appointed. As of October 2, 2001, the parties to the Delaware litigation entered into a settlement agreement that was filed with the appropriate court in Delaware. On November 26, 2001, the Delaware court approved the settlement of the Delaware litigation, however, it reduced the fees payable to the lawyers for the plaintiffs. The lawyers for the plaintiffs have filed an appeal solely from the award of fees, resulting in a final judgment as to the dismissal of the claims of the plaintiffs and barring further prosecution of such claims or the commencement of other actions based on such claims. The actions in Delaware and California have been completely resolved, with the appeal from the Delaware award of fees being dismissed on February 1, 2002 and the California action being dismissed with prejudice on February 8, 2002.

        The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome of these lawsuits will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

Euro Conversion Disclosure

        For the Company's European operation, a majority of the European Union member countries converted to a common currency, the "Euro," on January 1, 1999, with the remaining countries converting by January 2002. The costs related to the conversion did not have a material impact on the Company's financial results.

Net Operating Losses

        The Company had US federal income tax net operating losses (NOLs) of approximately $9.5 million and $16.3 million at December 31, 2001 and 2000 respectively.

        The Company's ability to utilize NOLs of CBRE has been limited for the period from July 21, 2001 to December 31, 2001 and will be limited in subsequent years because CBRE experienced a change in ownership greater than 50% on July 20, 2001. As a result of the ownership change, the limitation was approximately $5.2 million of its NOLs for the period from July 21, 2001 through December 31, 2001 and will be approximately $11.4 million in year 2002 and in each subsequent year until fully utilized. The amount of NOLs is, in any event, subject to some uncertainty until the statute of limitations lapses after their utilization to offset taxable income.

Critical Accounting Policies

        The Company has identified revenue recognition and the principles of consolidation as critical accounting policies. The Company records real estate commissions on sales upon close of escrow or upon transfer of title. Real estate commissions on leases are generally recorded as income once the Company satisfies all obligations under the commission agreement. A typical commission agreement provides that the Company earns a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will result in the delay of recognition of income until such contingencies are satisfied. For example, if the Company does not earn all or a portion of the lease commission until the tenant pays their first month's rent, and the lease agreement provides the tenant with a free rent period, the Company delays revenue recognition until cash rent is paid by the tenant. Investment management and property management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time the loan closes and the Company has no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded as principal and interest payments are collected from mortgagors. Other commissions and fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

        The Company consolidates majority owned investments and separately discloses the equity attributable to minority shareholders' interests in subsidiaries in the consolidated balance sheets. Investments in unconsolidated subsidiaries in which the Company has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for by using the equity method. Accordingly, the Company's share of the earnings of these equity basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any permanent impairment in value.

New Accounting Pronouncements

        In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral established by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In addition, this statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's results of operations and financial position.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for by a single method—the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. Accordingly, the Company accounted for the merger using the purchase method as prescribed by SFAS No. 141.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This statement is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities with fiscal years beginning after March 15, 2001. For acquisitions occurring after June 30, 2001, partial application of SFAS No. 142 is required, which includes the elimination of the amortization of goodwill created under such acquisitions and the requirement that intangible assets acquired be amortized in accordance with the provisions of SFAS No. 142. All other aspects of SFAS No. 142 must be applied under the timeframe discussed above. The Company has adopted the portion of this statement related to the elimination of the amortization of the goodwill created in the acquisition of CBRE and the amortization criteria for identifiable intangible assets acquired. The Company is currently evaluating the impact of the adoption of this statement in its entirety on its results of operations and financial position.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is currently evaluating the impact of the adoption of this statement on its results of operations and financial position.

Safe Harbor Statement Regarding Outlook and Other Forward-Looking Data

        Portions of this Form 10-K, including Management's Discussion and Analysis, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Form 10-K. Any forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in the expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

Report of Management

        The Company's management is responsible for the integrity of the financial data reported by it and its subsidiaries. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with generally accepted accounting principles in the US. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that these statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

        Approximately 25% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit its exposure, as appropriate. Gains and losses on contracts are recognized in accordance with the provisions of SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities." The Company does not engage in any speculative activities.

        The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company's fixed and variable long-term debt at December 31, 2001 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	One Year Yen Swap +4.95%	LIBOR +1.0%	LIBOR +3.25%	LIBOR +3.75%	Sterling LIBOR -1.5%	Euro Base Rate +2.5%	Total
2002	$1,182	$37,179	$106,790	$7,500	$1,850	$178	$11,162	$165,841
2003	606	—	—	8,125	1,850	—	—	10,581
2004	117	—	—	8,750	1,850	—	—	10,717
2005	19	—	—	8,750	1,850	—	—	10,619
2006	19	—	—	8,750	1,850	—	—	10,619
Thereafter (1)	300,327	—	—	4,375	174,825	—	—	479,527

Total	$302,270	$37,179	$106,790	$46,250	$184,075	$178	$11,162	$687,904

Weighted Average Interest Rate	12.1%	5.1%	3.4%	5.7%	6.2%	3.0%	6.8%	8.3%

(1)
Mainly includes the 11 1/4% Senior Subordinated Notes, the 16% Senior Notes and the senior secured term loans.

        The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 53 basis points, approximately 10% of the weighted average variable rate at year end, the net impact would be a decrease of $0.9 million on annual pre-tax income and cash provided by operating activities for the period from February 20, 2001 (inception) to December 31, 2001.

        Based on dealers quotes, the estimated fair value of the Company's $225.7 million 11 1/4% Senior Subordinated Notes is $199.5 million at December 31, 2001. There was no trading activity for the 16% Senior Note which has an effective interest rate of 17.8% and is due in 2011. Its carrying value as of December 31, 2001 totaled $59.7 million. Estimated fair values for the senior secured term loans and the remaining long term debt are not presented because the Company believes that they are not materially different from book value, primarily because the majority of the remaining debt is based on variable rates that approximate terms that could be obtained at December 31, 2001.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Public Accountants	34
Consolidated Balance Sheets at December 31, 2001 and 2000	35
Consolidated Statements of Operations for the period from February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 to July 20, 2001, and for the twelve months ended December 31, 2000 and 1999	36
Consolidated Statements of Cash Flows for the period from February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 to July 20, 2001, and for the twelve months ended December 31, 2000 and 1999	37
Consolidated Statements of Stockholders' Equity for the period from February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 to July 20, 2001, and for the twelve months ended December 31, 2000 and 1999	38
Consolidated Statements of Comprehensive Income (Loss) for the period from February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 to July 20, 2001, and for the twelve months ended December 31, 2000 and 1999	40
Notes to Consolidated Financial Statements	41
Quarterly Results of Operations and Other Financial Data (Unaudited)	83
FINANCIAL STATEMENT SCHEDULE:
Schedule II — Valuation and Qualifying Accounts	85
All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of CBRE Holding, Inc.:

        We have audited the accompanying consolidated balance sheet of CBRE Holding, Inc., a Delaware corporation, (the Company) as of December 31, 2001 and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive income for the period from February 20, 2001 (inception) through December 31, 2001. We have also audited the accompanying consolidated balance sheet of CB Richard Ellis Services, Inc. (Predecessor) as of December 31, 2000, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive (loss) income for the period from January 1, 2001 to July 20, 2001, and the twelve months ended December 31, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBRE Holding, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the period from February 20, 2001 (inception) through December 31, 2001, and the financial position of CB Richard Ellis Services, Inc. (the Predecessor) as of December 31, 2000 and the results of their operations and their cash flows for the period from January 1, 2001 to July 20, 2001 and the twelve months ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Los Angeles, California February 26, 2002

CBRE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$57,450	$20,854
Receivables, less allowance for doubtful accounts of $11,748 and $12,631 at December 31, 2001 and 2000, respectively	156,434	176,492
Warehouse receivable	106,790	416
Prepaid expenses	8,325	8,017
Deferred taxes, net	23,254	11,139
Other current assets	8,493	6,127

Total current assets	360,746	223,045
Property and equipment, net	68,451	75,992
Goodwill, net of accumulated amortization of $56,417 at December 31, 2000	609,543	423,975
Other intangible assets, net of accumulated amortization of $3,153 and $289,038 at December 31, 2001 and 2000, respectively	38,117	46,432
Cash surrender value of insurance policies, deferred compensation plan	69,385	53,203
Investment in and advances to unconsolidated subsidiaries	42,535	41,325
Deferred taxes, net	62,903	32,327
Prepaid pension costs	13,588	25,235
Other assets	94,085	41,571

Total assets	$1,359,353	$963,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$82,982	$83,673
Compensation and employee benefits payable	68,118	79,801
Accrued bonus and profit sharing	85,188	107,878
Income taxes payable	21,736	28,260
Short-term borrowings:
Warehouse line of credit	106,790	416
Other	48,828	8,799

Total short-term borrowings	155,618	9,215
Current maturities of long-term debt	10,223	1,378

Total current liabilities	423,865	310,205
Long-term debt:
11 1/4% senior subordinated notes, net of unamortized discount of $3,263 at December 31, 2001	225,737	—
Senior secured term loans	220,975	—
16% senior notes, net of unamortized discount of $5,344 at December 31, 2001	59,656	—
8 7/8% senior subordinated notes, net of unamortized discount of $1,664 at December 31, 2000	—	173,336
Revolving credit facility	—	110,000
Other long-term debt	15,695	20,235

Total long-term debt	522,063	303,571
Deferred compensation liability	105,104	80,503
Other liabilities	46,661	29,739

Total liabilities	1,097,693	724,018
Minority interest	4,296	3,748
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 1,730,601 shares issued and outstanding at December 31, 2001; no shares issued or outstanding at December 31, 2000	17	—
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 12,649,813 shares issued and outstanding at December 31, 2001; no shares issued or outstanding at December 31, 2000	127	—
Common stock; $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2001; 20,605,023 shares issued and outstanding at December 31, 2000	—	217
Additional paid-in capital	240,541	364,168
Notes receivable from sale of stock	(1,043)	(11,847)
Accumulated earnings (deficit)	17,426	(89,097)
Accumulated other comprehensive income (loss)	296	(12,258)
Treasury stock at cost, 1,072,155 shares at December 31, 2000	—	(15,844)

Total stockholders' equity	257,364	235,339

Total liabilities and stockholders' equity	$1,359,353	$963,105

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

	Company	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Revenue:
Leases	$209,373	$231,844	$539,419	$448,091
Sales	165,636	161,312	389,745	394,718
Property and facilities management fees	52,868	61,866	110,654	110,111
Consulting and referral fees	38,235	36,986	78,714	73,569
Appraisal fees	38,126	42,971	75,055	71,050
Loan origination and servicing fees	30,385	34,186	58,190	45,940
Investment management fees	21,759	23,789	42,475	28,929
Other	6,446	14,980	29,352	40,631

Total revenue	562,828	607,934	1,323,604	1,213,039
Costs and expenses:
Commissions, fees and other incentives	269,416	284,294	635,322	559,289
Operating, administrative and other	212,040	290,031	537,798	536,381
Depreciation and amortization	12,198	25,656	43,199	40,470
Merger-related and other nonrecurring charges	6,442	22,127	—	—

Operating income (loss)	62,732	(14,174)	107,285	76,899
Interest income	2,427	1,567	2,554	1,930
Interest expense	29,717	20,303	41,700	39,368

Income (loss) before provision for income tax	35,442	(32,910)	68,139	39,461
Provision for income tax	18,016	1,110	34,751	16,179

Net income (loss)	$17,426	$(34,020)	$33,388	$23,282

Basic earnings (loss) per share	$2.22	$(1.60)	$1.60	$1.11

Weighted average shares outstanding for basic earnings (loss) per share	7,845,004	21,306,584	20,931,111	20,998,097

Diluted earnings (loss) per share	$2.20	$(1.60)	$1.58	$1.10

Weighted average shares outstanding for diluted earnings (loss) per share	7,909,797	21,306,584	21,097,240	21,072,436

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Company	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,426	$(34,020)	$33,388	$23,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization excluding deferred financing costs	12,198	25,656	43,199	40,470
Amortization of deferred financing costs	1,316	1,152	2,069	1,696
Deferred compensation deferrals	16,151	16,447	43,557	25,932
Gain on sale of properties, businesses and servicing rights	(2,868)	(10,009)	(10,184)	(9,865)
Equity interest in earnings of unconsolidated subsidiaries	(1,661)	(2,854)	(7,112)	(7,528)
Provision for litigation, doubtful accounts and other	2,714	3,872	5,125	4,724
Deferred income tax benefit	(1,948)	(1,569)	(4,083)	(12,688)
(Increase) decrease in receivables	(18,379)	26,970	(12,545)	(37,640)
Increase in cash surrender value of insurance policies, deferred compensation plan	(4,517)	(11,665)	(32,761)	(20,442)
Increase (decrease) in compensation and employee benefits and accrued bonus and profit sharing	64,677	(101,312)	24,418	37,339
(Decrease) increase in accounts payable and accrued expenses	(5,835)	(5,491)	(3,201)	1,346
Increase (decrease) in income taxes payable	13,578	(16,357)	11,074	16,696
(Decrease) increase in other liabilities	(5,203)	(9,973)	(9,553)	7,583
Net change in other operating assets and liabilities	7,742	255	721	3,106

Net cash provided by (used in) operating activities	95,391	(118,898)	84,112	74,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,558)	(16,146)	(26,921)	(35,130)
Proceeds from sale of inventoried property	—	—	—	7,355
Proceeds from sale of properties, businesses and servicing rights	2,108	9,544	17,495	12,072
Purchase of investments	(1,081)	(3,202)	(23,413)	(1,019)
Investment in property held for sale	(40,174)	(2,282)	—	—
Acquisition of businesses including net assets acquired, intangibles and goodwill	(214,702)	(1,924)	(6,561)	(14,262)
Other investing activities, net	(1,043)	539	3,678	4,217

Net cash used in investing activities	(265,450)	(13,471)	(35,722)	(26,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	113,750	—	—	—
Repayment of revolver and swingline credit facility	(113,750)	—	—	—
Proceeds from senior secured term loans	235,000	—	—	—
Repayment of senior secured term loans	(4,675)	—	—	—
Proceeds from non recourse debt related to property held for sale	37,179	—	—	—
Repayment of 8 7/8% senior subordinated notes	(175,000)	—	—	—
Proceeds from 11 1/4% senior subordinated notes	225,629	—	—	—
Proceeds from 16% senior subordinated notes	65,000	—	—	—
Proceeds from revolving credit facility	—	195,000	179,000	165,000
Repayment of revolving credit facility	(235,000)	(70,000)	(229,000)	(172,000)
Repayment of inventoried property loan	—	—	—	(7,093)
(Repayment of) proceeds from senior notes and other loans, net	(1,188)	446	588	(12,402)
Payment of deferred financing fees	(21,750)	(8)	(120)	(1,750)
Proceeds from issuance of common stock	92,156	—	—	480
Repurchase of common stock	(100)	—	(2,018)	(4,986)
Repayment of capital leases	(295)	(253)	(1,373)	(1,340)
Other financing activities, net	(3,125)	1,045	(600)	(3,630)

Net cash provided by (used in) financing activities	213,831	126,230	(53,523)	(37,721)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,772	(6,139)	(5,133)	9,523
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	13,662	20,854	27,844	19,551
Effect of exchange rate changes on cash	16	(1,053)	(1,857)	(1,230)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$57,450	$13,662	$20,854	$27,844

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (none capitalized)	$26,126	$18,457	$38,352	$36,997

Federal and local income taxes, net	$5,061	$19,083	$27,607	$12,689

Non-cash investing and financing activities:
Fair value of assets acquired	$(492,220)	$(105)	$(2,287)	$(5,916)
Fair value of liabilities assumed	719,829	—	41	2,983
Issuance of stock	148,641	—	—	2,362
Goodwill	(590,952)	(1,819)	(4,315)	(13,691)

Net cash paid for acquisitions	$(214,702)	$(1,924)	$(6,561)	$(14,262)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Company
	CBRE Holding, Inc.
	Common stock Class A	Common stock Class B	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings	Accumulated other comprehensive income	Total
Balance, February 20, 2001	$—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	17,426	—	17,426
Contribution of deferred compensation plan stock fund units	—	—	18,771	—	—	—	18,771
Contribution of shares by certain shareholders of CB Richard Ellis Services, Inc	—	80	121,732	—	—	—	121,812
Net issuance of Class A common stock	17	—	27,672	—	—	—	27,689
Issuance of Class B common stock	—	47	72,366	—	—	—	72,413
Note receivable from employee stock incentive plan	—	—	—	(1,043)	—	—	(1,043)
Foreign currancy translation gain, net	—	—	—	—	—	296	296

Balance, December 31, 2001	$17	$127	$240,541	$(1,043)	$17,426	$296	$257,364

	Predecessor
	CB Richard Ellis Services, Inc.
	Common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance, December 31, 1998	$211	$349,796	$(5,654)	$(145,767)	$1,139	$(8,883)	$190,842
Net income	—	—	—	23,282	—	—	23,282
Common stock issued for incentive plans	2	2,534	(2,534)	—	—	—	2
Contributions, deferred compensation plan	—	2,094	—	—	—	—	2,094
Collection on, net of cancellation of notes receivable from employee stock incentive plan	—	—	101	—	—	—	101
Common stock options exercised	—	449	—	—	—	—	449
Amortization of cheap stock	—	312	—	—	—	—	312
Tax deduction from issuance of stock	—	708	—	—	—	—	708
Foreign currency translation loss, net	—	—	—	—	(3,067)	—	(3,067)
Purchase of common stock	—	—	—	—	—	(4,986)	(4,986)

Balance, December 31, 1999	213	355,893	(8,087)	(122,485)	(1,928)	(13,869)	209,737
Net income	—	—	—	33,388	—	—	33,388
Common stock issued for incentive plans	4	4,310	(4,310)	—	—	—	4
Contributions, deferred compensation plan	—	2,729	—	—	—	—	2,729
Deferred compensation plan co-match	—	907	—	—	—	—	907
Collection on, net of cancellation of notes receivable from employee stock incentive plan	—	(550)	550	—	—	—	—
Amortization of cheap and restricted stock	—	342	—	—	—		342
Tax deduction from issuance of stock	—	580	—	—	—	—	580
Foreign currency translation loss, net	—	—	—	—	(10,330)	—	(10,330)
Purchase of common stock	—	(43)	—	—	—	(1,975)	(2,018)

Balance, December 31, 2000	217	364,168	(11,847)	(89,097)	(12,258)	(15,844)	235,339
Net loss	—	—	—	(34,020)	—	—	(34,020)
Common stock issued for incentive plans	—	360	—	—	—	—	360
Contributions, deferred compensation plan	—	1,004	—	—	—	—	1,004
Deferred compensation plan co-match	—	492	—	—	—	—	492
Collection on, net of cancellation of notes receivable from employee stock incentive plan	—	(742)	1,001	—	—	—	259
Amortization of cheap and restricted stock	1	210	—	—	—	—	211
Tax deduction from issuance of stock	—	1,479	—	—	—	—	1,479
Foreign currency translation loss, net	—	—	—	—	(7,106)	—	(7,106)
Cancellation of common stock	—	(54)	—	—	—	—	(54)
Cancellation of common stock and elimination of historical equity due to the merger	(218)	(366,917)	10,846	123,117	19,364	15,844	(197,964)

Balance, July 20, 2001	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

			Predecessor	Predecessor
	Company	Predecessor
			CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
			Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001
Net income (loss)	$17,426	$(34,020)	$33,388	$23,282
Other comprehensive income (loss), net of tax	296	(7,106)	(10,330)	(3,067)

Comprehensive income (loss)	$17,722	$(41,126)	$23,058	$20,215

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of CBRE Holding, Inc. (the Company) and majority owned and controlled subsidiaries. The equity attributable to minority shareholders' interests in subsidiaries is shown separately in the balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company's investments in unconsolidated subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for by using the equity method. Accordingly, the Company's share of the earnings of these equity basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any permanent impairment in value.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of less than three months. The Company controls certain cash and cash equivalents as an agent for its investment and property management clients. These amounts are not included in the consolidated balance sheets.

  Property, Plant and Equipment

        The Company capitalizes expenditures that materially increase the life of the related assets and charges the cost of maintenance and repairs to expense. Upon sale or retirement, the capitalized costs and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in operating income.

        Depreciation is computed primarily using the straight line method over estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the term of the respective leases, excluding options to renew. Equipment under capital leases is depreciated over the related term of the leases. The Company periodically reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any of the significant assumptions inherent in this assessment materially change due to market, economics, and/or other factors, the recoverability is assessed based on the revised assumptions. If this analysis indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and is measured by the amount in which the carrying value exceeds the fair value of the asset.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of CB Richard Ellis Services, Inc. (CBRE) at July 20, 2001, the date of the merger. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the goodwill balance is not being amortized, but instead will be subject to at least an annual assessment of impairment by applying a fair-value based test. Portions of SFAS No. 142 are effective for fiscal years beginning December 15, 2001. The Company will be implementing this standard within the required time period.

        Net other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets ranging up to 10 years.

  Deferred Financing Costs

        Costs incurred in connection with the financing activities related to the merger with CBRE are deferred and amortized using the straight-line method over the terms of the related debt agreements ranging from 6 to 10 years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Total costs deferred and included in other assets in the accompanying consolidated balance sheet at December 31, 2001 were $23.3 million.

  Revenue Recognition

        Real estate commissions on sales are recorded as income upon close of escrow or upon transfer of title. Real estate commissions on leases are generally recorded as income once the Company satisfies all obligations under the commission agreement. A typical commission agreement provides that the Company earns a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will result in the delay of recognition of income until such contingencies are satisfied. For example, if the Company does not earn all or a portion of the lease commission until the tenant pays their first month's rent, and the lease agreement provides the tenant with a free rent period, the Company delays revenue recognition until cash rent is paid by the tenant. Investment management and property management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time the loan closes and the Company has no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded as principal and interest payments are collected from mortgagors. Other commissions and fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

  Foreign Currencies

        The financial statements of subsidiaries located outside the United States (US) are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date and income and expenses are translated at the average monthly rate. The currency effects of translating the financial statements of these non-US operations of the Company are included in the "Accumulated other comprehensive income (loss)" component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction gains and losses included in the consolidated statements of operations are a $0.2 million loss, a $0.3 million gain, a $3.1 million loss and a $1.1 million gain for the period February 20, 2001 (inception) to December 31, 2001, the period January 1 to July 20, 2001, and the twelve months ended December 31, 2000 and 1999, respectively.

  Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments. The tax expense (benefit) associated with items included in other comprehensive income (loss) was $0.2 million for the period from February 20, 2001 (inception) through December 31, 2001, $(4.4)

million for the period from January 1, 2001 through July 20, 2001, and $(6.5) million and $(1.9) million for the twelve months ended December 31, 2000 and 1999, respectively.

  Accounting for Transfers and Servicing

        The Company follows SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in accounting for loan sales and acquisition of servicing rights. Under SFAS No. 140, the Company is required to recognize, at fair value, financial and servicing assets it has acquired control over and related liabilities it has incurred and amortize them over the period of estimated net servicing income or loss. Write-off of the assets is required when control is surrendered. The recording of these servicing rights at their fair value resulted in a gain, which is reflected in the consolidated statements of operations. Corresponding servicing assets of approximately $1.8 million and $0.7 million, at December 31, 2001 and 2000, respectively, are reflected in the consolidated balance sheets.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the US requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management believes that these estimates provide a reasonable basis for the fair presentation of its financial condition and results of operations.

  Stock Based Compensation

        The Company has elected to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock-Based Compensation"and provide the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" in the footnotes to its consolidated financial statements. SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair-value based method of accounting defined in this statement had been applied. APB Opinion No. 25 and related interpretations require accounting for stock compensation awards based on their intrinsic value as of the grant date.

  Income Taxes

        Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  New Accounting Pronouncements

        In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral established by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets

and Extinguishments of Liabilities". In addition, this statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's results of operations and financial position.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for by a single method—the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. Accordingly, the Company accounted for the merger using the purchase method as prescribed by SFAS No. 141.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This statement is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities with fiscal years beginning after March 15, 2001. For acquisitions occurring after June 30, 2001, partial application of SFAS No. 142 is required, which includes the elimination of the amortization of goodwill created under such acquisitions and the requirement that intangible assets acquired be amortized in accordance with the provisions of SFAS No. 142. All other aspects of SFAS No. 142 must be applied under the timeframe discussed above. The Company has adopted the portion of this statement related to the elimination of the amortization of the goodwill created in the acquisition of CBRE and the amortization criteria for identifiable intangible assets acquired. The Company is currently evaluating the impact of the adoption of this statement in its entirety on its results of operations and financial position.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is currently evaluating the impact of the adoption of this statement on its results of operations and financial position.

  Reclassifications

        Some reclassifications, which do not have an effect on net income, have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

2.    Merger

        On July 20, 2001, the Company acquired CBRE (the merger) pursuant to an Amended and Restated Agreement and Plan of Merger dated May 31, 2001 (the merger agreement) among the Company, CBRE and Blum CB. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. The operations of the Company after the merger are substantially the same as the operations of CBRE prior to the merger. In addition, the Company has no substantive operations other than its investment in CBRE. As such, CBRE is considered the predecessor to the Company in accordance with Regulation S-X.

        At the effective time of the merger, CBRE became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, each issued and outstanding share of common stock of CBRE was converted into the right to receive $16.00 in cash, except for: (i) shares of common stock of CBRE owned by the Company and Blum CB immediately prior to the merger, totaling 7,967,774 shares, which were cancelled, (ii) treasury shares and shares of common stock of CBRE owned by any of its subsidiaries, which were cancelled, and (iii) shares of CBRE held by stockholders who perfect appraisal rights for such shares in accordance with Delaware law. All shares of common stock of CBRE outstanding prior to the merger were acquired by the Company, and these shares were subsequently cancelled. Immediately prior to the merger, the following, collectively referred to as the buying group, contributed to the Company all the shares of CBRE's common stock that he or it directly owned in exchange for an equal number of shares of Class B common stock of the Company: RCBA Strategic FS Equity Partners III, L.P. (FSEP), a Delaware limited partnership, FS Equity Partners International, L.P. (FSEP International), a Delaware limited partnership, The Koll Holding Company, a California corporation, Frederic V. Malek, a director of the Company and CBRE, Raymond E. Wirta, the Chief Executive Officer and a director of the Company and CBRE, and Brett White, the President and a director of the Company and CBRE. Such shares of common stock of CBRE, which totaled 7,967,774 shares of common stock, were then cancelled. In addition, the Company offered to purchase for cash options outstanding to acquire common stock of CBRE at a purchase price per option equal to the greater of the amount by which $16.00 exceeded the exercise price of the option, if at all, or $1.00. In connection with the merger, CBRE purchased its outstanding options on behalf of the Company, which were recorded as merger related and other non recurring charges by CBRE in the period from January 1, 2001 to July 20, 2001, and are not reflected in the accompanying consolidated statement of operations of the Company.

        The funding to complete the merger, as well as the refinancing of substantially all of the outstanding indebtedness of CBRE, was obtained through: (i) the cash contribution of $74.8 million from the sale of Class B common stock of the Company for $16.00 per share, (ii) the sale of shares of Class A common stock of the Company for $16.00 per share to employees and independent contractors of CBRE, (iii) the sale of 625,000 shares of Class A common stock of the Company to CalPERS for $16.00 per share, (iv) the issuance and sale by the Company of 65,000 units for $65.0 million to DLJ Investment Funding, Inc. and other purchasers, which units consist of $65.0 million in aggregate principal amount of 16% Senior Notes due July 20, 2011 and 339,820 shares of Class A common stock of the Company, (v) the issuance and sale by Blum CB of $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 for $225.6 million (which were assumed by CBRE in connection with the merger) and (vi) borrowings by CBRE under a new $325.0 million senior credit agreement with Credit Suisse First Boston and other lenders.

        Following the merger, the common stock of CBRE was delisted from the New York Stock Exchange. CBRE also successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Subordinated Notes). The Subordinated Notes were purchased at $1,079.14 for each $1,000 principal amount of Notes, which included a consent payment of $30.00 per $1,000 principal amount of Subordinated Notes. The Company also repaid the outstanding balance of CBRE's existing revolving credit facility. The Company entered into the merger in order to enhance the flexibility to operate CBRE's existing businesses and to develop new ones.

3.    Purchase Accounting

        The aggregate purchase price for the acquisition of CBRE was approximately $395.6 million, which includes: (1) shares of the Company's Class B common stock, valued at $16.00 per share, and warrants to acquire shares of the Company's Class B common stock, issued to members of the buying group in exchange for shares of common stock of CBRE contributed to the Company immediately prior to the merger and the cancellation of warrants to acquire common stock of CBRE; (2) $16.00 per share in cash paid to owners of common stock of CBRE, excluding shares owned by members of the buying group discussed above; (3) allocations in CBRE's deferred compensation plan (the DCP) from vested stock fund units, each of which was valued at $16.00 and which was entitled to one underlying share of CBRE common stock upon distribution from the DCP prior to the merger, to other investments alternatives available under the DCP, in each case at the election of the applicable participant; (4) vested stock fund units held in the DCP, each of which was valued at $16.00 and which were converted to the right to receive one underlying share of the Company's Class A common stock upon distribution from the DCP after the merger, that participants elected to continue to hold after the merger; (5) unvested stock fund units held in the DCP, each of which was valued at $16.00 and which were automatically converted to the right to receive one underlying share of the Company's Class A common stock upon distribution from the DCP after the merger, and (6) direct costs incurred in connection with the merger.

        The merger was accounted for as a purchase by the Company. Prior to the merger, no single member of the buying group, nor any combination thereof, controlled CBRE. After the completion of the merger, RCBA controls CBRE. The shares of common stock of CBRE directly owned by RCBA prior to the merger, which were included in the shares owned by the buying group contributed to the Company, have been valued at RCBA's book value in the determination of the purchase price. All other shares of common stock of CBRE acquired by the Company have been accounted for at fair value of $16.00 per share in the determination of the purchase price. As such the merger has been accounted for as a step purchase acquisition in accordance with SFAS No. 141, "Business Combinations," and the net assets of CBRE acquired by the Company have been adjusted to 86.5% of their estimated fair value.

        The preliminary purchase accounting adjustments of the Company have been recorded in the accompanying consolidated financial statements as of and for any periods subsequent to July 20, 2001. The excess of the purchase price paid by the Company over its preliminary estimates of the fair value of the assets and liabilities of CBRE at the date of merger was approximately $623.2 million and is reflected as goodwill in the accompanying consolidated balance sheets as of December 31, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the new goodwill balance established as a result of the merger is not being amortized. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The Company is in the process of obtaining third party valuations of certain intangible assets, and determining the amount of goodwill to be allocated to each reporting unit. The Company is also in the process of finalizing the fair value of all other assets and liabilities as of the merger date.

Fair Value of Assets Acquired and Liabilities Assumed
At July 20, 2001
(Dollars in thousands)

Current assets	$193,055
Property and equipment, net	68,611
Other intangible assets, net	40,720
Investment in and advances to unconsolidated subsidiaries	38,117
Noncurrent deferred taxes, net	49,739
Prepaid pension costs	13,739
Other assets	88,239

Total assets acquired	492,220

Current liabilities	185,571
Long-term debt	426,674
Other liabilities	104,775
Minority interest	2,809

Total liabilities assumed	719,829

Net liabilities assumed	$227,609

4.    Basis of Preparation

        The accompanying audited consolidated balance sheet as of December 31, 2001, and the consolidated statements of operations, cash flows and stockholders' equity for the period from February 20, 2001 (inception) through December 31, 2001, reflect the consolidated balance sheet, results of operations, cash flows and stockholders' equity of the Company from inception and also include the consolidated financial statements of CBRE from the date of the merger and include all material adjustments required under the purchase method of accounting. The purchase accounting adjustments have not been finalized (see Note 3). In accordance with Regulation S-X, CBRE is considered the predecessor to the Company. As such, the historical financial statements of CBRE prior to the merger are included in the accompanying audited consolidated financial statements, including the consolidated balance sheet, of CBRE as of December 31, 2000, the consolidated statements of operations for the period from January 1, 2001 to July 20, 2001 and for the twelve months ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the period from January 1, 2001 to July 20, 2001 and for the twelve months ended December 31, 2000 and 1999 and the consolidated statements of stockholders' equity for the period from January 1 to July 20, 2001 and for the twelve months ended December 31, 2000 and 1999 (collectively "Predecessor financial statements"). The Predecessor financial statements have not been adjusted to reflect the acquisition of CBRE by the Company. As such, the consolidated financial statements of the Company after the merger are not directly comparable to the Predecessor financial statements prior to the merger.

        Unaudited pro forma results of the Company assuming the merger had occurred as of January 1, 2000 are presented below. These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as the elimination of amortization expense related to goodwill as a result of the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets" and increased interest expense as a result of debt acquired to finance the merger. The 2001 proforma information excludes $18.3 million of merger-related and other nonrecurring charges. These pro forma results do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands, except share amounts):

	(Unaudited)
	Pro Forma Twelve Months Ended December 31
	2001	2000
Revenue	$1,170,762	$1,323,604
Operating income	$73,838	$116,858
Net (loss) income	$(3,546)	$24,863
Basic (loss) earnings per share	$(0.24)	$1.65
Weighted average shares outstanding for basic (loss) earnings per share	15,082,362	15,082,362
Diluted (loss) earnings per share	$(0.24)	$1.65
Weighted average shares outstanding for diluted (loss) earnings per share	15,082,362	15,082,362

5.    Acquisitions and Dispositions

        During 2001, the Company acquired an operation in Mexico with an aggregate purchase price of approximately $1.7 million in cash. The Company also purchased the remaining ownership interests that it did not already own in CB Richard Ellis/Hampshire, L.L.C. for a purchase price of approximately $1.8 million in cash.

        During 2000, the Company acquired five companies with an aggregate purchase price of approximately $3.4 million in cash, $0.7 million in notes, plus additional payments over the next five years based on acquisition earnout agreements. These payments will supplement the purchase price and be recorded as additional goodwill when paid, as applicable. The most significant acquisition in 2000 was the purchase of Boston Mortgage Capital Corporation (Boston Mortgage), through L.J. Melody, for approximately $2.1 million, plus supplemental payments based on an acquisition earnout agreement. Boston Mortgage provides further mortgage banking penetration into the northeastern part of the US. It services approximately $1.8 billion in loans covering roughly 175 commercial properties throughout New England, New York and New Jersey.

        In February 2000, the Company sold certain non-strategic assets for cash proceeds of $8.4 million, resulting in a pre-tax gain of $4.7 million.

        During 1999, the Company acquired four companies with an aggregate purchase price of approximately $13.8 million. The two significant acquisitions were Eberhardt Company, which was acquired in September 1999 through L.J. Melody for approximately $7.0 million, and Profi Nordic, which was acquired in February 1999 through CBRE Profi Acquisition Corp. (formerly Koll Tender III) for approximately $5.5 million.

        During 1999, the Company sold five of its smaller non-strategic offices (Bakersfield and Fresno, California; Albuquerque, New Mexico; Reno, Nevada and Salt Lake City, Utah) for a total of approximately $7.0 million received in cash and notes. It also sold an insurance operation which was used to help property management and other clients with complex insurance problems for $3.0 million in receivables. These sales resulted in a pre-tax gain of $8.7 million.

6.    Property and Equipment

        Property and equipment is stated at cost and consists of the following (in thousands):

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000
Leasehold improvements	$19,710	$17,354
Furniture and equipment	126,864	128,678
Equipment under capital leases	27,541	28,765

	174,115	174,797
Accumulated depreciation	(105,664)	(98,805)

Property and equipment, net	$68,451	$75,992

        Depreciation expense was $9.1 million for the period from February 20, 2001 (inception) through December 31, 2001, $12.6 million for the period from January 1, 2001 to July 20, 2001, and $19.2 million and $17.1 million for the twelve months ended December 31, 2000 and 1999, respectively.

7.    Investments in and Advances to Unconsolidated Subsidiaries

        Investments in and advances to unconsolidated subsidiaries as of December 31, 2001 and 2000 are as follows (in thousands):

		Company	Predecessor
		CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Interest	December 31, 2001	December 31, 2000
CB Commercial/Whittier Partners, LP	50.0%	$10,159	$10,173
CB Richard Ellis Strategic Partners, L.P	2.9%	8,490	3,659
KB Opportunity Investors	45.0%	4,499	988
Ikoma CB Richard Ellis KK	20.0%	4,132	3,695
CB Richard Ellis Corporate Partners, LLC	9.1%	3,855	2,510
CB Richard Ellis/Pittsburgh, L.P	50.0%	1,108	6,261
Other	*	10,292	14,039

Total		$42,535	$41,325

*
Various interests with varying ownership rates.

        Combined condensed financial information for the entities accounted for using the equity method is as follows (in thousands):

        Condensed Statements of Operations Information:

	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 2001
Net revenue	$286,138	$241,902	$172,365
Income from operations	60,259	59,936	43,088
Net income	30,098	50,183	32,795

        Condensed Balance Sheets Information:

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000
Current assets	$92,427	$153,942
Noncurrent assets	866,224	777,718
Current liabilities	51,064	94,507
Noncurrent liabilities	392,357	302,530
Minority interest	265	519

        The Company's investment management business involves investing the Company's own capital in certain real estate investments with clients, including its equity investments in CB Richard Ellis Strategic Partners, L.P., CB Richard Ellis Corporate Partners, L.L.C., and other co-investments included in the table above. The Company has provided investment management, property management, brokerage, appraisal and other professional services to these equity investees and earned revenues of $15.4 million, $7.3 million and $2.3 million during the years ended December 31, 2001, 2000 and 1999, respectively.

8.    Other Assets

        The following table summarizes the items included in other assets (in thousands):

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000
Property held for sale	$42,456	$—
Deferred financing costs, net	23,346	—
Deposits	6,505	2,545
Cost investments	5,768	25,621
Notes receivable	4,895	8,187
Related party loans	4,841	4,741
Deferred compensation asset	3,520	—
Other	2,754	477

Total	$94,085	$41,571

        Related party loans are primarily composed of recourse loans from employees, officers and certain shareholders of the Company, which are secured by the Company's common stock that is owned by the borrowers. These recourse loans are at varying principal amounts, require quarterly interest payments, bear interest at rates up to 10% per annum, and mature on various dates through 2010.

9.    Employee Benefit Plans

CBRE Holding, Inc., the Company

        Option Plans and Warrants.    As part of the merger, the Company issued 255,477 warrants to purchase shares of Class B common stock with an exercise price of $30.00 per share. These warrants expire August 27, 2007. The Company also issued 1,520,207 options to acquire Class A common stock at an exercise price of $16.00 per share. These options will vest and become exercisable in 20% increments over a five-year period ending on July 20, 2006. All options will become fully vested and exercisable upon change in control of the Company.

CB Richard Ellis Services, Inc., Predecessor

        Option Plans and Warrants.    At the effective time of the merger, each holder of an option to acquire CBRE's common stock, whether or not vested, had the right to receive, in consideration for the cancellation of his or her options, an amount per share of common stock equal to the greater of (A) the amount by which $16.00 exceeded the exercise price of the option, if any, or (B) $1.00 reduced in each case by applicable withholding taxes. Employees holding warrants to acquire shares of CBRE received $1.00 per share of common stock underlying the warrant. Warrants held by non-employees other than FS Equity Partners III, L.P. and FS Equity Partners International, L.P., who received warrants to acquire shares of the Company's Class B common stock, were cancelled, at no payment to such holders. As of December 31, 2001, there were no options or warrants outstanding to acquire CBRE's stock.

        The options and warrants outstanding prior to the merger were issued in connection with various acquisitions and had exercise prices that ranged from $10.00 to $36.75, with vesting periods that ranged up to 5 years and expired at various dates through August 2010.

        A summary of the status of the Company's and the Predecessor's option and warrant plans is presented in the table below:

	Company
	CBRE Holding, Inc.
	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options and Warrants Granted During Year
Outstanding at February 20, 2001	—	$—
Granted	1,775,684	18.01
Forfeited/Expired	(17,186)	16.00

Outstanding at December 31, 2001	1,758,498	$18.03	—	$—	$1.86

	Predecessor
	CB Richard Ellis Services, Inc.
	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options and Warrants Granted During Year
Outstanding at December 31, 1998	2,937,085	$23.18
Granted	628,611	15.17
Exercised	(58,000)	10.00
Forfeited/Expired	(432,340)	31.64

Outstanding at December 31, 1999	3,075,356	20.71	770,756	$21.86	$8.84
Granted	487,710	24.81
Forfeited/Expired	(223,056)	19.84

Outstanding at December 31, 2000	3,340,010	21.25	1,824,665	23.90	6.72
Exercised	(86,521)	12.89
Forfeited/Expired	(93,370)	20.27
Paid and/or cancelled as a result of the merger	(3,160,119)	21.50

Outstanding at July 20, 2001	—	$—	—	$—	$—

        Option and warrant plans outstanding at December 31, 2001 and their related weighted average price and life information is presented below:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	1,503,021	9.58 yrs.	$16.00	—	$—
$30.00	255,477	5.67 yrs.	30.00	—	—

	1,758,498		$18.03	—	$—

        Deferred Compensation Plan (the DCP).    In 1994, CBRE implemented the DCP. Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive at some future date these deferred amounts invested in interest bearing accounts, which is an unsecured liability of the Company, in shares of common stock of the Company, which elections are recorded to stockholders' equity, or in insurance products which function like mutual funds, with the Company funding its obligation for deferrals in these insurance products.

        As part of the merger, the DCP was amended so that each stock fund unit was converted to the right to receive one share of Class A common stock of the Company. Each participant in the DCP who was a US employee or an independent contractor in specified states and had pre-merger vested stock fund units prior to the merger was permitted to make one of the following elections: (1) convert the value of his or her vested stock fund units, based upon the value of $16.00 per stock unit, into any of the insurance mutual fund alternatives or the Interest Index Fund II provided under the DCP, (2) continue to hold the vested stock fund units in his or her account under the DCP, or (3) transfer amounts invested in insurance mutual fund alternatives into DCP stock fund units. In accordance with a change in control provision included in the terms of the DCP, stock fund units associated with the 1999 Company matching contribution, which were unvested prior to the merger, became vested upon completion of the merger, but remained as stock fund units. Vested stock fund units, including those that vested due to the change in control, are included in goodwill in the accompanying consolidated balance sheet as of December 31, 2001. The above accounting treatment is in accordance with Financial Interpretation Number (FIN) 44 "Accounting for Certain Transactions Involving Stock Compensation."

        Each stock fund unit that was unvested prior to the merger remained in participants' accounts, but after the merger was converted to the right to receive one share of Class A common stock of the Company. These unvested stock fund units have been accounted for as a deferred compensation asset. The deferred compensation asset will be amortized as compensation expense over the remaining vesting period for such stock fund units in accordance with FIN 44, with $0.9 million charged to compensation expense for the period from February 20, 2001 (inception) through December 31, 2001. The consolidated balance sheets include the unamortized balances totaling $2.0 million and $3.5 million in other current assets and other assets, respectively, as of December 31, 2001. After completion of the merger, no new deferrals are allowed in stock fund units.

        In 2001, the Company announced a match for the Plan Year 2000, effective July 2001, in the amount of $8.0 million to be invested in an interest bearing account on behalf of participants. The 2000 Company Match vests at 20% per year, and will be fully vested by December 2005. The related compensation expense will be amortized over the vesting period. CBRE, the Predecessor, charged $0.2 million to compensation expense for the period prior to the merger, with the Company expensing $0.7 million related to the period subsequent to the merger.

        Included in the Company's consolidated balance sheets is the accumulated non-stock liability at December 31, 2001 of $105.1 million and the assets (in the form of insurance proceeds) set aside to cover the liability of $69.4 million. In addition, the Company's deferred stock liability, included in stockholders' equity, totaled $18.8 million at December 31, 2001.

        As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock based compensation plans. Under this method the Company does not recognize compensation expense for options that were granted at or above the market price of the underlying stock on the date of grant. Had compensation expense been determined consistent with SFAS No. 123, the Company's net income and per share information would have been reduced to the following pro forma amounts (in thousands except per share data):

	Company	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 to July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Net Income:
As Reported	$17,426	$(34,020)	$33,388	$23,282
Pro Forma	17,154	(36,778)	30,393	19,039
Basic EPS:
As Reported	2.22	(1.60)	1.60	1.11
Pro Forma	2.19	(1.73)	1.45	0.91
Diluted EPS:
As Reported	2.20	(1.60)	1.58	1.10
Pro Forma	2.17	(1.73)	1.44	0.91

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of each option grant and DCP company match is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Risk-free interest rate	4.69%	6.52%	5.55%
Expected volatility	0.00%	58.06%	61.83%
Expected life	5 years	5 years	5 years

        There were no stock options granted by CB Richard Ellis Services, Inc. for the period from January 1, 2001 to July 20, 2001. Dividend yield is excluded from the calculation since it is the present intention of the Company to retain all earnings.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Stock Purchase Plans.    Prior to the merger, CBRE had restricted stock purchase plans covering select key executives including senior management. A total of 500,000 and 550,000 shares of common stock were reserved for issuance under CBRE's 1999 and 1996 Equity Incentive Plans, respectively. The shares were issued to senior executives for a purchase price equal to the greater of $18.00 and $10.00 per share or fair market value, respectively. The purchase price for these shares was paid either in cash or by delivery of a full recourse promissory note. All promissory notes related to the 1999 Equity Incentive Plan were repaid as part of the merger. The majority of the notes related to the 1996 Equity Incentive Plan were also repaid, with the remaining unpaid outstanding balance as of December 31, 2001 included in the consolidated statements of stockholders' equity. As part of the merger, the CBRE shares related to these outstanding promissory notes were exchanged for shares of Class B common stock of the Company.

        Bonuses.    The Company has bonus programs covering select key employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $18.0 million for the period from February 20, 2001 (inception) through December 31, 2001, $16.5 million for the period from January 1, 2001 to July 20, 2001, and $49.8 million and $44.3 million for the twelve months ended December 31, 2000, and 1999, respectively.

        Capital Accumulation Plan (the Cap Plan).    The Cap Plan is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code and is the Company's only such plan. Generally, an employee of the Company is eligible to participate in the plan if the employee is at least 21 years old. The Cap Plan provides for participant contributions as well as discretionary employer contributions. A participant is allowed to contribute to the Cap Plan from 1% to 15%, in whole percentages, of his or her compensation, subject to limits imposed by the U.S. Internal Revenue Code. Each year, the Company determines the amount of employer contributions, if any, it will contribute to the Cap Plan based on the performance and profitability of the Company's consolidated U.S. operations. The Company's contributions for a year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant's pre-tax contributions for that year, up to 5% of the participant's compensation. The Company expensed, in connection with the Cap Plan, $0.8 million for the period from February 20, 2001 (inception) through December 31, 2001, with no expense for the period from January 1, 2001 to July 20, 2001, and $2.2 million and $1.6 million for the twelve months ended December 31, 2000 and 1999, respectively.

        In connection with the merger, each share of common stock of CBRE formerly held by the Cap Plan and credited to participant accounts was exchanged for $16.00 in cash. In addition, the Cap Plan was amended to eliminate the common stock of CBRE as an investment option within the Cap Plan after July 20, 2001. The cash received for the shares of CBRE common stock was available for reinvestment in one or more of the investment alternatives available within the Cap Plan in accordance with the terms of the plan, including a new company stock fund in which employees could invest on a one time basis in Class A shares of common stock of the Company. Subsequent to the merger, participants are no longer entitled to purchase additional shares of CBRE Holding Class A or Class B common stock for allocation to their account balance.

        Pension Plan.    The Company, through the acquisition of Hillier Parker, maintains a contributory defined benefit pension plan to provide retirement benefits to existing and former Hillier Parker employees participating in the plan. It is the Company's policy to fund the minimum annual contributions required by applicable regulations. Pension expense totaled $1.4 million for the period February 20, 2001 (inception) through December 31, 2001, $0.9 million for the period January 1, 2001 to July 20, 2001, and $0.9 million and $1.9 million for the twelve months ended December 31, 2000 and 1999, respectively.

        The following sets forth a reconciliation of benefit obligation, plan assets, plan's funded status and amounts recognized in the accompanying consolidated balance sheets (in thousands):

	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000
Change in benefit obligation
Benefit obligation at beginning of period	$75,453	$71,076	$72,146
Service cost	2,325	2,875	5,728
Interest cost	2,059	2,316	4,026
Plan participants' contributions	234	641	671
Actuarial (gain) loss	(6,558)	2,990	(4,680)
Benefits paid	(408)	(1,109)	(1,343)
Currency loss (gain)	1,313	(3,336)	(5,472)

Benefit obligation at end of period	$74,418	$75,453	$71,076

Change in plan assets
Fair value of plan assets at beginning of period	$87,603	$103,688	$115,039
Actual return on plan assets	(8,430)	(12,675)	(3,340)
Company contributions	438	1,740	1,257
Plan participants' contributions	234	641	671
Benefits paid	(408)	(1,109)	(1,343)
Currency gain (loss)	1,513	(4,682)	(8,596)

Fair value of plan assets at end of period	$80,950	$87,603	$103,688

Funded status	$6,533	$12,150	$32,612
Unrecognized net actuarial loss (gain)	6,566	12,106	(7,941)
Company contributions in the post-measurement period	489	—	564

Prepaid benefit cost	$13,588	$24,256	$25,235

        Weighted average assumptions used in developing the projected benefit obligation were as follows:

	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	7.50%	7.75%
Rate of compensation increase	4.50%	4.75%	5.00%

        Net periodic pension cost consisted of the following (in thousands):

	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000
Employer service cost	$2,325	$2,875	$5,728
Interest cost on projected benefit obligation	2,059	2,316	4,026
Expected return on plan assets	(2,945)	(4,257)	(8,395)
Unrecognized net gain	—	—	(425)

Net periodic benefit cost	$1,439	$934	$934

10.  Debt

        Long-term debt consists of the following (in thousands):

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000
11 1/4% Senior Subordinated Notes, net of unamortized discount of $3.3 million at December 31, 2001, due in 2011	$225,737	$—
Senior secured term loans, with interest ranging from 5.29% to 7.50% at December 31, 2001, due from 2001 through 2008	230,325	—
Warehouse Line of Credit, with interest at 1.0% over the Residential Funding Corporation (RFC) base rate with a maturity date of August 31, 2002	106,790	416
16% Senior Notes, net of unamortized discount of $5.3 million at December 31, 2001, due in 2011	59,656	—
Non recourse debt related to property held for sale with interest at one year Yen swap plus 4.95% and a maturity date of March 15, 2002	37,179	—
Westmark Senior Notes, with interest ranging from 9.0% to 10.0% through December 31, 2004 and at variable rates depending on the Company's credit facility rate thereafter, due from 2001 though 2010	14,863	15,502
Euro cash pool loan, with interest at Euro Base Rate plus 2.5% and no stated maturity date	11,162	6,946
8 7/8% Senior Subordinated Notes, net of unamortized discount of $1.6 million at December 31, 2000, due in 2006	—	173,336
Revolving credit facility, with interest ranging from 8.5% to 9.0% at December 31, 2000, due in 2003	—	110,000
REI Senior Notes, with variable interest rates based on Sterling LIBOR minus 1.5%, due in 2002	178	2,742
Capital lease obligations, mainly for autos and telephone equipment, with interest ranging from 6.8% to 8.9%, due through 2003	1,438	2,302
Other	576	2,920

Total	687,904	314,164
Less current maturities and short-term borrowings	165,841	10,593

Total long-term debt	$522,063	$303,571

        Annual aggregate maturities of long-term debt at December 31, 2001 are as follows (in thousands): 2002—$165,841; 2003—$10,581; 2004—$10,717; 2005—$10,619; 2006—$10,619; and $479,527 thereafter.

        The Company has $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the merger. The Notes require semi-annual payments of interest in arrears on June 15 and December 15, commencing on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company and CBRE's domestic subsidiaries. The effective yield on the Notes is 11.5%. The amount included in the accompanying consolidated balance sheets, net of unamortized discount, was $225.7 million at December 31, 2001.

        The Company also entered into a $325.0 million senior credit facility (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all their assets. The credit facility includes the Tranche A term facility of $50.0 million, maturing on July 20, 2007; the Tranche B term facility of $185.0 million, maturing on July 18, 2008; and the revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. Borrowings under the senior secured credit facilities will bear interest at varying rates based on the Company's option, at either LIBOR plus 3.25% or the alternate base rate plus 2.25%, in the case of the Tranche A and the revolving facility, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of the Tranche B facility. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. After delivery of the Company's consolidated financial statements for the year ending December 31, 2001, the amount added to the LIBOR rate or the alternate base rate under the Tranche A and revolving facility will vary, from 2.50% to 3.25% for LIBOR and from 1.50% to 2.25% for the alternate base rate, as determined by reference to the Company's ratios of total debt less available cash to EBITDA, as defined in the debt agreement.

        The Tranche A facility will fully amortize by July 20, 2007 through quarterly principal payments over 6 years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of approximately $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day as determined by the Company in the month of December of each year. The Company repaid its revolving credit facility as of December 1, 2001 and at December 31, 2001, the Company had no revolving line of credit principal outstanding. The total amount outstanding under the Tranche A and Tranche B facilities included in senior secured term loans and current maturities of long-term debt in the accompanying consolidated balance sheets was $230.3 million at December 31, 2001.

        The Company issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011 (the Senior Notes). The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company. Interest accrues at a rate of 16% per year and is payable quarterly in cash in arrears. However, until July 2006, interest in excess of 12% may be paid in kind. Additionally, at any time, interest may be paid in kind to the extent CBRE's ability to pay cash dividends is restricted by the terms of the Credit Facility. The Company has paid in cash all interest payments required to date. The Senior Notes are redeemable at the Company's option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes. The total amount included in the accompanying consolidated balance sheets was $59.7 million, net of unamortized discount, at December 31, 2001.

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

        The Senior Subordinated Notes, the senior credit facility and the Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers. The debt agreements require the Company to maintain certain minumum levels of net worth, a minumum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amoritization to funded debt (all as defined in the agreements). The agreements also restrict the payment of cash dividends and require the Company to pay a facility fee based on the total amount of the commitment.

        On March 12, 2002, Moody's Investor Service downgraded the Company's senior secured term loans and Senior Subordinated Notes to B1 from Ba3 and to B3 from B2, respectively. This downgrade does not impact the Company's ability to borrow or affect the Company's interest rate for the senior secured term loans. Standard and Poor's ratings of the Company's senior secured term loans and Senior Subordinated Notes are currently BB- and B, respectively.

        Effective July 20, 2001, the date of the merger, the Company repaid CBRE's existing revolving credit facility and the 8 7/8% Senior Subordinated Notes which were outstanding prior to the merger.

        The Company has short-tem borrowings of $155.6 million and $9.2 million with related weighted average interest rates of 4.5% and 7.3% as of December 31, 2001 and 2000, respectively.

        A subsidiary of the Company has a credit agreement with RFC. The credit agreement provides for a revolving line of credit of up to $350.0 million through February 28, 2002, and $150.0 million for the period from March 1, 2002 through August 31, 2002, and bears interest at 1.0% over the RFC base rate. The agreement expires on August 31, 2002. During the year ended December 31, 2001, the Company had a maximum of $164.0 million revolving line of credit principal outstanding. The Company had a participation agreement with RFC whereby RFC agreed to purchase a 99% participation interest in any eligible multifamily mortgage loans owned by the Company and outstanding at quarter-end (Participation Agreement). The Participation Agreement expired August 31, 2001. At December 31, 2001, the Company had a $106.8 million warehouse line of credit outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets. The

Company also had a $106.8 million warehouse receivable. Subsequent to December 31, 2001, the warehouse line of credit was repaid with the proceeds from the warehouse receivable.

        During 2001, the Company incurred certain non recourse debt through a joint venture in order to purchase property that is held for sale. In February 2002, the maturity date on this non recourse debt was extended to September 18, 2002.

11.  Commitments and Contingencies

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

        The five Delaware actions were subsequently consolidated and a lead counsel appointed. As of October 2, 2001, the parties to the Delaware litigation entered into a settlement agreement that was filed with the appropriate court in Delaware. On November 26, 2001, the Delaware court approved the settlement of the Delaware litigation, however, it reduced the fees payable to the lawyers for the plaintiffs. The lawyers for the plaintiffs have filed an appeal solely from the award of fees, resulting in a final judgment as to the dismissal of the claims of the plaintiffs and barring further prosecution of such claims or the commencement of other actions based on such claims. The actions in Delaware and California have been completely resolved, with the appeal from the Delaware award of fees being dismissed on February 1, 2002 and the California action being dismissed with prejudice on February 8, 2002.

        The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome of these lawsuits will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

        The following is a schedule by years of future minimum lease payments for noncancelable leases as of December 31, 2001 (in thousands):

	Capital Leases	Operating Leases
2002	$861	$48,749
2003	591	42,709
2004	—	34,608
2005	—	30,767
2006	—	25,978
Thereafter	—	105,303

Total minimum payments required	$1,452	$288,114

        The interest portion of capital lease payments represents the amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases. This totaled approximately $0.01 million at December 31, 2001, resulting in a present value of net minimum lease payments of $1.4 million. At December 31, 2001, $0.8 million and $0.6 million are included in current maturities of long-term debt and long-term debt, respectively. In addition, the total minimum payments for noncancelable operating leases have not been reduced by the minimum sublease rental income of $3.9 million due in the future under noncancelable subleases.

        Substantially all leases require the Company to pay maintenance costs, insurance and property taxes, and generally may be renewed for five year periods. The composition of total rental expense under noncancelable operating leases consisted of the following (in thousands):

	Company	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Minimum rentals	$27,203	$32,831	$56,243	$51,467
Less sublease rentals	(500)	(551)	(1,387)	(928)

	$26,703	$32,280	$54,856	$50,539

        The Company has an agreement with Fannie Mae to fund the purchase of a $108.3 million loan portfolio using proceeds from its RFC line of credit. A 100% participation in the loan portfolio was subsequently sold to Fannie Mae with the Company retaining the credit risk on the first 2% of losses incurred on the underlying commercial mortgage loans. The Company collateralized a portion of its obligation to cover the first 2% of losses through a letter of credit in favor of Fannie Mae. The Company had a participation agreement with RFC whereby RFC agreed to purchase a 99% participation interest in any eligible multifamily mortgage loans owned by the Company and outstanding at quarter-end. This participation agreement expired on August 31, 2001.

        An important part of the strategy for the Company's investment management business involves investing the Company's own capital in certain real estate investments with its clients. As of December 31, 2001, the Company had committed an additional $36.1 million to fund future co-investments.

12.  Income Taxes

        The tax provision (benefit) consisted of the following (in thousands):

	Company	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Federal:
Current	$11,747	$—	$24,924	$14,403
Deferred tax	(3,252)	(911)	921	(1,417)
Reduction of valuation allowances	796	—	(3,000)	(6,347)

	9,291	(911)	22,845	6,639
State:
Current	3,173	1,600	6,895	5,627
Deferred tax	(494)	(658)	(1,243)	(1,411)

	2,679	942	5,652	4,216
Foreign:
Current	10,137	1,079	7,015	8,837
Deferred tax	(4,091)	—	(761)	(3,513)

	6,046	1,079	6,254	5,324

	$18,016	$1,110	$34,751	$16,179

        The following is a reconciliation, stated as a percentage of pre-tax income, of the US statutory federal income tax rate to the Company's effective tax rate on income from operations:

	Company	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Federal statutory tax rate	35%	(35)%	35%	35%
Permanent differences, including goodwill, meals, entertainment and other	5	25	11	15
State taxes, net of federal benefit	5	2	6	9
Foreign income taxes	4	11	4	4
Change in valuation allowances	2	—	(5)	(22)

Effective tax rate	51%	3%	51%	41%

        The domestic component of income (loss) before provision for income tax included in the consolidated statements of operations was $22.5 million for the period from February 20, 2001 (inception) through December 31, 2001, $(23.0) million for the period January 1, 2001 to July 20, 2001, and $63.2 million and $32.0 million for the twelve months ended December 31, 2000 and 1999, respectively. The international component of income (loss) before provision for income tax was

$12.9 million for the period from February 20, 2001 (inception) through December 31, 2001, $(9.9) million for the period January 1, 2001 to July 20, 2001, and $4.9 million and $7.4 million for the twelve months ended December 31, 2000 and 1999, respectively.

        Cumulative tax effects of temporary differences are shown below at December 31, 2001 and 2000 (in thousands):

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000
Asset (Liability)
Property and equipment	$16,665	$11,910
Bad debts and other reserves	10,225	12,832
Intangible amortization	(2,311)	(15,736)
Bonus, unexercised restricted stock, deferred compensation	53,418	35,343
Partnership income	5,045	6,950
Net operating loss (NOL) and alternative minimum tax credit carryforwards	3,778	6,134
Unconsolidated affiliates	7,568	1,010
All other, net	3,312	1,853

Net deferred tax asset before valuation allowances	97,700	60,296
Valuation allowances	(11,543)	(16,830)

Net deferred tax asset	$86,157	$43,466

        The Company had federal income tax NOLs of approximately $9.5 million at December 31, 2001, corresponding to $3.3 million of the Company's $97.7 million in net deferred tax assets before valuation allowances.

        The Company's ability to utilize NOLs of CBRE has been limited for the period from July 21, 2001 through December 31, 2001 and will be limited in subsequent years because CBRE experienced a change in ownership greater than 50% on July 20, 2001. As a result of the ownership change, the limitation was approximately $5.2 million of its NOLs for the period from July 21, 2001 through December 31, 2001 and will be approximately $11.4 million in year 2002 and in each subsequent year until fully utilized. The amount of NOLs is, in any event, subject to some uncertainty until the statute of limitations lapses after their utilization to offset taxable income. The NOL carryforwards expire in 2008.

        Management has determined that as of December 31, 2001, $11.5 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. Approximately $10.7 million of this valuation allowance relates to deferred tax assets acquired in the merger. Accordingly, goodwill will be reduced at such time as these deferred tax assets are realized.

        A deferred US tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is the intent of the Company to permanently reinvest these earnings. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently invested in accordance with APB No. 23, "Accounting for Income Taxes—Special Areas," aggregated $36.7 million at December 31, 2001. The determination of the tax liability upon repatriation is not practicable.

13.  Shareholders' Equity

        The Company is authorized to issue 100,000,000 shares of common stock, including 75,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock, both with $0.01 par value per share. The holders of Class A common stock are entitled to one vote for each share. Holders of Class B common stock are entitled to ten votes for each share. There are no differences between the two classes of common stock other than number of votes. The holders of Class A and Class B common stock shall share equally on a per-share basis all dividends and other cash, stock or property distributions.

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

14.  Earnings Per Share Information

        Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted earnings (loss) per share further assumes the dilutive effect of stock options, stock warrants and other stock-based compensation programs.

        The following is a calculation of earnings (loss) per share (in thousands, except share data):

	Company
	CBRE Holding, Inc.
	February 20, 2001 (inception) through December 31, 2001
	Income	Shares	Per- Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$17,426	7,845,004	$2.22

Diluted earnings per share:
Net income applicable to common stockholders	$17,426	7,845,004
Diluted effect of exercise of options outstanding		—
Diluted effect of stock-based compensation programs		—
Diluted effect of contingently issuable shares		64,793

Net income applicable to common stockholders	$17,426	7,909,797	$2.20

	Predecessor			Predecessor			Predecessor
	CB Richard Ellis Services, Inc.			CB Richard Ellis Services, Inc.			CB Richard Ellis Services, Inc.
	Period from January 1 to July 20, 2001			Twelve Months Ended December 31, 2000			Twelve Months Ended December 31, 1999
	Income	Shares	Per- Share Amount	Income	Shares	Per- Share Amount	Income	Shares	Per- Share Amount
Basic (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(34,020)	21,306,584	$(1.60)	$33,388	20,931,111	$1.60	$23,282	20,998,097	$1.11

Diluted (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(34,020)	21,306,584		$33,388	20,931,111		$23,282	20,998,097
Diluted effect of exercise of options outstanding		—			35,594			74,339
Diluted effect of stock-based compensation programs		—			130,535			—

Net (loss) income applicable to common stockholders	$(34,020)	21,306,584	$(1.60)	$33,388	21,097,240	$1.58	$23,282	21,072,436	$1.10

        The following items were not included in the computation of diluted earnings per share because their effect in the aggregate was anti-dilutive:

	Company	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Stock options
Outstanding	1,503,021	2,562,150	2,574,029	2,008,659
Price ranges	$16.00	$0.38-$36.75	$11.81-$36.75	$16.38-$36.75
Expiration ranges	7/20/11	6/8/04-8/31/10	6/8/04-8/31/10	6/8/04-5/31/09
Stock warrants
Outstanding	255,477	597,969	598,387	599,967
Price	$30.00	$30.00	$30.00	$30.00
Expiration date	8/27/07	8/28/04	8/28/04	8/28/04

        All options and warrants for the period from January 1, 2001 to July 20, 2001 are anti-dilutive as the Company reported a net loss. Any assumed exercise of options or warrants would be anti-dilutive as this would result in a lower loss per share.

15.  Fiduciary Funds

        The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $373.2 million and $357.7 million at December 31, 2001 and 2000, respectively.

16.  Disclosures About Fair Value of Financial Instruments

        Long-term Debt.    Based on dealers quotes, the estimated fair value of the Company's $225.7 million 11 1/4% Senior Subordinated Notes is $199.5 million at December 31, 2001. There was no trading activity for the 16% Senior Note which has an effective interest rate of 17.8% and is due in 2011. Its carrying value as of December 31, 2001 totaled $59.7 million (see Note 10).

        Estimated fair values for the Senior secured term loans and the remaining long-term debts are not presented because the Company believes that it is not materially different from book value, primarily because the majority of the Company's debt is based on variable rates.

17.  Nonrecurring Charges

        During the period from February 20, 2001 (inception) through December 31, 2001, the Company recorded other nonrecurring pre-tax charges totaling $6.4 million which mainly related to the write-off of e-business investments. During the period from January 1, 2001 to July 20, 2001, CBRE recorded merger-related and other nonrecurring charges of $22.1 million which includes merger-related costs of $16.4 million, severance costs of $2.8 million related to CBRE's cost reduction program instituted in May 2001, as well as the write-off of an e-investment of $2.9 million.

18.  Guarantor and Nonguarantor Financial Statements

        In connection with the merger with Blum CB, and as part of the financing of the merger, CBRE assumed an aggregate of $229.0 million in Senior Subordinated Notes due June 15, 2011. These Notes are unsecured and rank equally in right of payment with any of the Company's future senior subordinated unsecured indebtedness. The Notes are effectively subordinated to indebtedness and other liabilities of the Company's subsidiaries that are not guarantors of the Notes. The Notes are guaranteed on a full, unconditional, joint and several basis by the Company, CBRE and CBRE's wholly-owned domestic subsidiaries.

        The following condensed consolidating financial information includes:

(1)
Condensed consolidating balance sheets as of December 31, 2001 and December 31, 2000; condensed consolidating statements of operations for the period from February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 through July 20, 2001, and the twelve months ended December 31, 2000 and 1999; and condensed consolidating statements of cash flows for the period from February 20, 2001 (inception) to December 31, 2001, the period from January 1, 2001 to July 20, 2001, and the twelve months ended December 31, 2000 and 1999 of (a) Holding, the Parent, (b) CBRE, which is the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis; and

(2)
Elimination entries necessary to consolidate CBRE Holding, Inc., the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

        Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions. In accordance with SFAS No. 142, "Goodwill and Other Intangibles," all goodwill acquired in an acquisition shall be assigned to reporting units as of the date of acquisition. The Company is currently evaluating the fair value of these reporting units and the applicable goodwill to be assigned. As a result, the condensed consolidating balance sheet as of December 31, 2001 does not reflect this allocation of goodwill based upon the fair value of the Company's reporting units.

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2001
(Dollars in thousands)
(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3	$931	$42,204	$14,312	$—	$57,450
Receivables, less allowance for doubtful accounts	47	71	70,343	85,973	—	156,434
Warehouse receivable	—	—	106,790	—	—	106,790
Prepaid and other current assets	23,254	12,465	6,321	8,353	(10,321)	40,072

Total current assets	23,304	13,467	225,658	108,638	(10,321)	360,746
Property and equipment, net	—	—	51,314	17,137	—	68,451
Goodwill, net	—	197,748	208,432	203,363	—	609,543
Other intangible assets, net	—	—	31,219	6,898	—	38,117
Cash surrender value of insurance policies, deferred compensation plan	—	69,385	—	—	—	69,385
Investment in and advances to unconsolidated subsidiaries	—	4,132	34,296	4,107	—	42,535
Investment in consolidated subsidiaries	274,402	65,690	168,974	—	(509,066)	—
Inter-company loan receivable	—	465,173	—	—	(465,173)	—
Deferred taxes, net	62,903	—	—	—	—	62,903
Prepaid pension costs	—	—	—	13,588	—	13,588
Other assets	7,320	24,387	14,739	47,639	—	94,085

Total assets	$367,929	$839,982	$734,632	$401,370	$(984,560)	$1,359,353

Current Liabilities:
Accounts payable and accrued expenses	$2,022	$4,236	$37,325	$39,399	$—	$82,982
Inter-company payable	10,321	—	—	—	(10,321)	—
Compensation and employee benefits payable	—	—	44,192	23,926	—	68,118
Accrued bonus and profit sharing	—	—	56,821	28,367	—	85,188
Income taxes payable	21,736	—	—	—	—	21,736
Short-term borrowings:
Warehouse line of credit	—	—	106,790	—	—	106,790
Other	—	178	309	48,341	—	48,828

Total short-term borrowings	—	178	107,099	48,341	—	155,618
Current maturities of long-term debt	—	9,350	129	744	—	10,223

Total current liabilities	34,079	13,764	245,566	140,777	(10,321)	423,865
Long-term debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	225,737	—	—	—	225,737
Senior secured term loans	—	220,975	—	—	—	220,975
16% senior notes, net of unamortized discount	59,656	—	—	—	—	59,656
Other long-term debt	—	—	14,974	721	—	15,695
Inter-company loan payable	—	—	393,827	71,346	(465,173)	—

Total long-term debt	59,656	446,712	408,801	72,067	(465,173)	522,063
Deferred compensation liability	—	105,104	—	—	—	105,104
Other liabilities	16,830	—	14,575	15,256	—	46,661

Total liabilities	110,565	565,580	668,942	228,100	(475,494)	1,097,693
Minority interest	—	—	—	4,296	—	4,296
Commitments and contingencies
Stockholders' Equity:	257,364	274,402	65,690	168,974	(509,066)	257,364

Total liabilities and stockholders' equity	$367,929	$839,982	$734,632	$401,370	$(984,560)	$1,359,353

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$62	$7,558	$13,234	$—	$20,854
Receivables, less allowance for doubtful accounts	637	84,757	91,098	—	176,492
Warehouse receivable	—	416	—	—	416
Inter-company receivable	—	8,448	—	(8,448)	—
Prepaid and other current assets	11,139	7,138	7,006	—	25,283

Total current assets	11,838	108,317	111,338	(8,448)	223,045
Property and equipment, net	—	55,100	20,892	—	75,992
Goodwill, net	—	213,131	210,844	—	423,975
Other intangible assets, net	5,964	36,267	4,201	—	46,432
Cash surrender value of insurance policies, deferred compensation plan	53,203	—	—	—	53,203
Investment in and advances to unconsolidated subsidiaries	3,695	32,511	5,119	—	41,325
Investment in consolidated subsidiaries	228,021	187,887	—	(415,908)	—
Inter-company loan receivable	293,111	—	—	(293,111)	—
Deferred taxes, net	32,327	—	—	—	32,327
Prepaid pension costs	—	—	25,235	—	25,235
Other assets	4,741	30,752	6,078	—	41,571

Total assets	$632,900	$663,965	$383,707	$(717,467)	$963,105

Current Liabilities:
Accounts payable and accrued expenses	2,720	33,730	47,223	—	83,673
Inter-company payable	—	—	8,448	(8,448)	—
Compensation and employee benefits payable	—	46,568	33,233	—	79,801
Accrued bonus and profit sharing	—	86,708	21,170	—	107,878
Income taxes payable	28,260	—	—	—	28,260
Short-term borrowings:
Warehouse line of credit	—	416	—	—	416
Other	—	1,853	6,946	—	8,799

Total short-term borrowings	—	2,269	6,946	—	9,215
Current maturities of long-term debt	—	473	905	—	1,378

Total current liabilities	30,980	169,748	117,925	(8,448)	310,205
Long-term debt:
8 7/8% senior subordinated notes, net of unamortized discount	173,336	—	—	—	173,336
Revolving credit facility	110,000	—	—	—	110,000
Other long-term debt	2,742	16,111	1,382	—	20,235
Inter-company loan payable	—	234,923	58,188	(293,111)	—

Total long-term debt	286,078	251,034	59,570	(293,111)	303,571
Deferred compensation liability	80,503	—	—	—	80,503
Other liabilities	—	15,162	14,577	—	29,739

Total liabilities	397,561	435,944	192,072	(301,559)	724,018
Minority interest	—	—	3,748	—	3,748
Commitments and contingencies
Stockholders' Equity:	235,339	228,021	187,887	(415,908)	235,339

Total liabilities and stockholders' equity	$632,900	$663,965	$383,707	$(717,467)	$963,105

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
(Dollars in thousands)
(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$416,446	$146,382	$—	$562,828
Costs and expenses:
Commissions, fees and other incentives	—	—	211,082	58,334	—	269,416
Operating, administrative and other	500	3,391	139,792	68,357	—	212,040
Depreciation and amortization	—	—	8,523	3,675	—	12,198
Merger-related and other nonrecurring charges	—	2,144	3,530	768	—	6,442

Operating (loss) income	(500)	(5,535)	53,519	15,248	—	62,732
Interest income	1,135	19,270	370	561	(18,909)	2,427
Interest expense	8,199	20,353	17,091	2,983	(18,909)	29,717
Equity earnings of consolidated subsidiaries	22,721	27,952	8,605	—	(59,278)	—

Income before (benefit) provision for income tax	15,157	21,334	45,403	12,826	(59,278)	35,442
(Benefit) provision for income tax	(2,269)	(1,387)	17,451	4,221	—	18,016

Net income	$17,426	$22,721	$27,952	$8,605	$(59,278)	$17,426

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 1 TO JULY 20, 2001
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

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$1,027,359	$296,245	$—	$1,323,604
Costs and expenses:
Commissions, fees and other incentives	—	518,561	116,761	—	635,322
Operating, administrative and other	2,380	378,912	156,506	—	537,798
Depreciation and amortization	—	26,604	16,595	—	43,199

Operating (loss) income	(2,380)	103,282	6,383	—	107,285
Interest income	32,969	1,389	876	(32,680)	2,554
Interest expense	37,980	29,151	7,249	(32,680)	41,700
Equity earnings (losses) of consolidated subsidiaries	37,585	(5,300)	—	(32,285)	—

Income before (benefit) provision for income tax	30,194	70,220	10	(32,285)	68,139
(Benefit) provision for income tax	(3,194)	32,635	5,310	—	34,751

Net income (loss)	$33,388	$37,585	$(5,300)	$(32,285)	$33,388

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$940,342	$272,697	$—	$1,213,039
Costs and expenses:
Commissions, fees and other incentives	—	455,661	103,628	—	559,289
Operating, administrative and other	2,247	394,437	139,697	—	536,381
Depreciation and amortization	—	23,839	16,631	—	40,470

Operating (loss) income	(2,247)	66,405	12,741	—	76,899
Interest income	30,721	924	724	(30,439)	1,930
Interest expense	35,351	27,852	6,604	(30,439)	39,368
Equity earnings of consolidated subsidiaries	27,339	4,048	—	(31,387)	—

Income before (benefit) provision for income tax	20,462	43,525	6,861	(31,387)	39,461
(Benefit) provision for income tax	(2,820)	16,186	2,813	—	16,179

Net income	$23,282	$27,339	$4,048	$(31,387)	$23,282

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) TO DECEMBER 31, 2001
(Dollars in thousands)
(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$310	$5,947	$60,535	$28,599	$—	$95,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(8,303)	(2,255)	—	(10,558)
Proceeds from sale of properties, businesses and servicing rights	—	—	1,996	112	—	2,108
Purchase of investments	—	—	(250)	(831)	—	(1,081)
Investment in property held for sale	—	—	—	(40,174)	—	(40,174)
Contribution to CBRE	(154,881)	—	—	—	154,881	—
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(212,369)	(1,850)	(483)	—	(214,702)
Other investing activities, net	—	(1)	(1,700)	658	—	(1,043)

Net cash used in investing activities	(154,881)	(212,370)	(10,107)	(42,973)	154,881	(265,450)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	113,750	—	—	—	113,750
Repayment of revolver and swingline credit facility	—	(113,750)	—	—	—	(113,750)
Proceeds from senior secured term loans	—	235,000	—	—	—	235,000
Repayment of senior secured term loans	—	(4,675)	—	—	—	(4,675)
Proceeds from nonrecourse debt related to property held for sale	—	—	—	37,179	—	37,179
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—	—	—	(175,000)
Proceeds from 11 1/4% senior subordinated notes	—	225,629	—	—	—	225,629
Proceeds from 16% senior subordinated notes	65,000	—	—	—	—	65,000
Repayment of revolving credit facility	—	(235,000)	—	—	—	(235,000)
Repayment of senior notes and other loans, net	—	—	(1,185)	(3)	—	(1,188)
Payment of deferred financing fees	(2,582)	(19,168)	—	—	—	(21,750)
Proceeds from issuance of stock	92,156	154,881	—	—	(154,881)	92,156
Decrease (increase) in intercompany receivables, net	—	30,263	(6,981)	(23,282)	—	—
Other financing activities, net	—	(5,535)	(103)	2,118	—	(3,520)

Net cash provided by (used in) financing activities	154,574	206,395	(8,269)	16,012	(154,881)	213,831

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(28)	42,159	1,638	—	43,772
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	—	959	45	12,658	—	13,662
Effect of exchange rate changes on cash	—	—	—	16	—	16

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3	$931	$42,204	$14,312	$—	$57,450

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$2,600	$22,562	$874	$90	$—	$26,126
Federal and local income taxes	$5,061	$—	$—	$—	$—	$5,061

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 1 TO JULY 20, 2001
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS USED IN OPERATING ACTIVITIES	$(37,633)	$(52,031)	$(29,234)	$(118,898)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(12,641)	(3,505)	(16,146)
Proceeds from sale of properties, businesses and servicing rights	—	9,105	439	9,544
Purchase of investments	—	(2,500)	(702)	(3,202)
Investment in property held for sale	—	—	(2,282)	(2,282)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(31)	(1,893)	(1,924)
Other investing activities, net	251	(524)	812	539

Net cash provided by (used in) investing activities	251	(6,591)	(7,131)	(13,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	195,000	—	—	195,000
Repayment of revolving credit facility	(70,000)	—	—	(70,000)
(Repayment of) proceeds from senior notes and other loans, net	(2,490)	(1,656)	4,592	446
Payment of deferred financing fees	(8)	—	—	(8)
(Increase) decrease in intercompany receivables, net	(85,712)	52,846	32,866	—
Other financing activities, net	1,489	(81)	(616)	792

Net cash provided by financing activities	38,279	51,109	36,842	126,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	897	(7,513)	477	(6,139)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	62	7,558	13,234	20,854
Effect of exchange rate changes on cash	—	—	(1,053)	(1,053)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$959	$45	$12,658	$13,662

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$17,194	$1,165	$98	$18,457
Federal and local income taxes	$19,083	$—	$—	$19,083

CBRE HOLDING,INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(30,270)	$109,487	$4,895	$84,112
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(17,828)	(9,093)	(26,921)
Proceeds from sale of properties, businesses and servicing rights	—	16,926	569	17,495
Purchase of investments	—	(20,316)	(3,097)	(23,413)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(4,959)	(1,602)	(6,561)
Other investing activities, net	(177)	6,336	(2,481)	3,678

Net cash used in investing activities	(177)	(19,841)	(15,704)	(35,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	179,000	—	—	179,000
Repayment of revolving credit facility	(229,000)	—	—	(229,000)
Decrease (increase) in intercompany receivables, net	81,779	(82,424)	645	—
Other financing activities, net	(2,134)	(5,951)	4,562	(3,523)

Net cash provided by (used in) financing activities	29,645	(88,375)	5,207	(53,523)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(802)	1,271	(5,602)	(5,133)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	864	6,287	20,693	27,844
Effect of exchange rate changes on cash	—	—	(1,857)	(1,857)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$62	$7,558	$13,234	$20,854

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$35,464	$2,606	$282	$38,352
Federal and local income taxes	$27,607	$—	$—	$27,607

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4,399)	$56,398	$22,012	$74,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(25,050)	(10,080)	(35,130)
Proceeds from sale of inventoried property	—	7,355	—	7,355
Proceeds from sale of properties, businesses and servicing rights	—	12,072	—	12,072
Purchase of investments	—	(1,019)	—	(1,019)
Acquisition of businesses including net assets acquired, intangibles and goodwill	(550)	(10,181)	(3,531)	(14,262)
Other investing activities, net	(1,855)	4,356	1,716	4,217

Net cash used in investing activities	(2,405)	(12,467)	(11,895)	(26,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	165,000	—	—	165,000
Repayment of revolving credit facility	(172,000)	—	—	(172,000)
Repayment of senior notes and other loans, net	(2,403)	(3,498)	(6,501)	(12,402)
Decrease (increase) in intercompany receivables, net	23,606	(23,269)	(337)	—
Other financing activities, net	(6,734)	(11,157)	(428)	(18,319)

Net cash provided by (used in) financing activities	7,469	(37,924)	(7,266)	(37,721)

NET INCREASE IN CASH AND CASH EQUIVALENTS	665	6,007	2,851	9,523
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	199	280	19,072	19,551
Effect of exchange rate changes on cash	—	—	(1,230)	(1,230)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$864	$6,287	$20,693	$27,844

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$34,780	$1,874	$343	$36,997
Federal and local income taxes	$12,689	$—	$—	$12,689

19. Industry Segments

        Subsequent to the merger, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations. The Company now conducts and reports its operations through three geographically organized segments: (1) The Americas, (2) Europe, Middle East, and Africa (EMEA), and (3) Asia Pacific. The Americas consist of the United States, Canada, Mexico, and operations located in Central and South America. EMEA mainly consists of Europe, while Asia Pacific includes the operations in Asia, Australia and New Zealand. Previously, the Company reported its segments based on the applicable type of revenue transaction. This included the Transaction Management, Financial Services and Management Services segments. The Company's Americas results for the period from February 20, 2001 (inception) through December 31, 2001 include merger-related and other nonrecurring charges of $5.4 million. The results for the period from January 1, 2001 through July 20, 2001, include $21.5 million in merger-related and other nonrecurring charges, as well as a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund contracts. Prior year results include a $4.7 million nonrecurring pre-tax gain on the sale of certain non-strategic assets. The 1999 results include nonrecurring pre-tax gains from the sale of five non-strategic offices and a risk management operation totaling $8.7 million. The following table summarizes the revenue and operating income (loss) by operating segment (dollars in thousands):

	Company
		Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.
		CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001
		Period from January 1 to July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Revenue
Americas
Leases	$183,691	$203,110	$472,148	$395,927
Sales	128,802	130,968	315,281	310,439
Property and facilities management fees	34,134	40,976	72,627	78,322
Consulting and referral fees	23,515	24,825	60,419	54,719
Appraisal fees	19,553	22,389	37,553	36,034
Loan origination and servicing fees	30,385	34,186	58,190	45,940
Investment management fees	16,107	19,437	32,528	25,107
Other	4,162	12,559	25,334	35,965

Total revenue	440,349	488,450	1,074,080	982,453
EMEA
Leases	13,965	14,906	35,859	27,220
Sales	27,353	21,149	57,381	57,532
Property and facilities management fees	11,405	11,479	21,113	19,859
Consulting and referral fees	11,683	10,206	16,316	17,206
Appraisal fees	14,060	15,206	26,374	22,592
Investment management fees	2,869	3,293	4,039	3,111
Other	1,677	2,055	3,457	3,646

Total revenue	83,012	78,294	164,539	151,166
Asia Pacific
Leases	11,717	13,828	31,412	24,944
Sales	9,481	9,195	17,083	26,747
Property and facilities management fees	7,329	9,411	16,914	11,930
Consulting and referral fees	3,037	1,955	1,979	1,644
Appraisal fees	4,513	5,376	11,128	12,424
Investment management fees	2,783	1,059	5,908	711
Other	607	366	561	1,020

Total revenue	39,467	41,190	84,985	79,420
Consolidated Revenue	$562,828	$607,934	$1,323,604	$1,213,039

Operating income (loss)
Americas	$49,110	$(8,336)	$98,051	$62,729
EMEA	11,463	(2,169)	9,339	12,669
Asia Pacific	2,159	(3,669)	(105)	1,501

	62,732	(14,174)	107,285	76,899
Interest income	2,427	1,567	2,554	1,930
Interest expense	29,717	20,303	41,700	39,368

Income (loss) before provision for income tax	$35,442	$(32,910)	$68,139	$39,461

Depreciation and amortization
Americas	$9,221	$18,231	$28,600	$25,884
EMEA	1,763	4,729	9,837	10,227
Asia Pacific	1,214	2,696	4,762	4,359

	$12,198	$25,656	$43,199	$40,470

	Company	Predecessor
			Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
			CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001
			Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Capital expenditures
Americas	$8,749	$13,569	$19,411	$27,272
EMEA	694	1,557	3,829	4,176
Asia Pacific	1,115	1,020	3,681	3,682

	$10,558	$16,146	$26,921	$35,130

Equity interest in earnings (losses) of unconsolidated subsidiaries
Americas	$1,455	$2,364	$6,117	$6,954
EMEA	7	(1)	—	—
Asia Pacific	199	491	995	574

	$1,661	$2,854	$7,112	$7,528

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000
Identifiable assets
Americas	$946,573	$664,120
EMEA	171,621	171,527
Asia Pacific	97,552	63,138
Corporate	143,607	64,320

	$1,359,353	$963,105

        Identifiable assets by industry segment are those assets used in the Company's operations in each segment. Corporate identifiable assets are primarily cash and cash equivalents and deferred taxes.

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000
Investment in and advances to unconsolidated subsidiaries
Americas	$37,585	$37,412
EMEA	751	75
Asia Pacific	4,199	3,838

	$42,535	$41,325

Geographic Information:

	Company	Predecessor
			Predecessor	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
			CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	February 20, 2001 (inception) through December 31, 2001	Period from January 1 to July 20, 2001
			Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999
Revenue
United States	$416,445	$465,281	$1,027,359	$940,341
All other countries	146,383	142,653	296,245	272,698

	$562,828	$607,934	$1,323,604	$1,213,039

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2001	December 31, 2000
Long-lived assets
United States	$51,314	$55,100
All other countries	17,137	20,892

	$68,451	$75,992

        The long-lived assets shown in the table above include property, plant and equipment.

CBRE HOLDING, INC.

QUARTERLY RESULTS OF OPERATIONS AND OTHER FINANCIAL DATA

(Unaudited)

        The following table sets forth the Company's unaudited quarterly results of operations. The unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

				Company
		Company				Predecessor
	Company		Company	CBRE Holding, Inc.	Predecessor		Predecessor
		CBRE Holding, Inc.				CB Richard Ellis Services, Inc.
	CBRE Holding, Inc.		CBRE Holding, Inc.		CB Richard Ellis Services, Inc.		CB Richard Ellis Services, Inc.
				February 20, 2001 (inception) through March 31, 2001
		Three Months Ended September 30, 2001				Three Months Ended June 30, 2001
	Three Months Ended December 31, 2001		Three Months Ended June 30, 2001		Period From July 1 to July 20, 2001		Three Months Ended March 31, 2001
	(Dollars in thousands, except share data)
Results of Operations:
Revenue	$337,262	$225,566	$—	$—	$50,587	$284,849	$272,498
Merger-related and
other nonrecurring charges	$3,166	$3,276	$—	$—	$16,519	$5,608	$—
Operating income (loss)	$46,949	$15,783	$—	$—	$(19,954)	$3,455	$2,325
Interest expense, net	$13,861	$12,234	$1,195	$—	$1,815	$8,666	$8,255
Net income (loss)	$16,178	$1,978	$(730)	$—	$(29,653)	$(1,521)	$(2,846)
Basic EPS (1)	$1.09	$0.17	$(11.45)	$—	$(1.40)	$(0.07)	$(0.13)
Weighted average shares outstanding for basic EPS (1)	14,781,088	11,865,459	63,801	10	21,194,674	21,328,247	21,309,550
Diluted EPS	$1.09	$0.17	$(11.45)	$—	$(1.40)	$(0.07)	$(0.13)
Weighted average shares outstanding for diluted EPS (1)	14,905,538	11,865,459	63,801	10	21,194,674	21,328,247	21,309,550
Other Financial Data:
EBITDA, excluding merger-related and other nonrecurring charges	$56,525	$24,847	$—	$—	$(921)	$20,509	$14,021
Net cash provided by (used in) operating activities	$70,303	$25,088	$—	$—	$(11,644)	$(2,991)	$(104,263)
Net cash (used in) provided by investing activities	$(53,287)	$(212,163)	$—	$—	$(2,903)	$(10,032)	$(536)
Net cash provided by (used in) financing activities	$16,034	$(31,702)	$229,499	$—	$9,313	$11,977	$104,940

(1)
EPS is defined as earnings (loss) per share

	Company	Company	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	As of December 30, 2001	As of September 30, 2001	As of June 30, 2001	As of March 31, 2001	As of June 30, 2001	As of March 31, 2001
	(Dollars in thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$57,450	$24,211	$229,499	$—	$18,548	$20,339
Total assets	$1,359,353	$1,219,638	$238,268	$—	$946,799	$931,296
Total long-term debt	$522,063	$524,721	$225,642	$—	$416,472	$409,653
Total liabilities	$1,097,693	$972,175	$235,128	$—	$716,351	$704,037
Total stockholders' equity	$257,364	$244,563	$3,140	$—	$227,631	$224,292
Number of shares outstanding	14,380,414	14,392,281	241,885	10	20,732,049	20,636,051
	Predecessor	Predecessor	Predecessor	Predecessor
	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended December 31, 2000	Three Months Ended September 30, 2000	Three Months Ended June 30, 2000	Three Months Ended March 31, 2000
	(Dollars in thousands, except share data)
Results of Operations:
Revenue	$418,280	$326,521	$317,884	$260,919
Operating income	$50,617	$24,884	$22,545	$9,239
Interest expense, net	$9,018	$10,039	$10,893	$9,196
Net income	$20,914	$6,977	$5,477	$20
Basic EPS (1)	$0.99	$0.34	$0.26	$—
Weighted average shares outstanding for basic EPS (1)	21,217,685	20,086,651	20,879,218	20,819,268
Diluted EPS	$0.97	$0.33	$0.26	$—
Weighted average shares outstanding for diluted EPS (1)	21,554,942	20,881,092	20,906,117	20,851,184
Other Financial Data:
EBITDA, excluding merger-related and other nonrecurring charges	$61,682	$35,718	$33,276	$19,808
Net cash provided by (used in) operating activities	$86,601	$48,528	$16,505	$(67,522)
Net cash (used in) provided by investing activities	$(7,350)	$(16,255)	$(18,431)	$6,314
Net cash (used in) provided by financing activities	$(80,037)	$(28,824)	$(3,456)	$58,794

(1)
EPS is defined as earnings (loss) per share

	Predecessor	Predecessor	Predecessor	Predecessor
	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	As of December 31, 2000	As of September 30, 2000	As of June 30, 2000	As of March 31, 2000
	(Dollars in thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$20,854	$20,724	$19,195	$24,791
Total assets	$963,105	$930,029	$904,925	$897,756
Total long-term debt	$303,571	$390,624	$418,231	$416,531
Total liabilities	$724,018	$717,618	$693,416	$687,765
Total stockholders' equity	$235,339	$209,562	$208,276	$206,711
Number of shares outstanding	20,605,023	20,246,122	20,270,560	20,408,692

CB RICHARD ELLIS SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Company
	CBRE Holding, Inc.
	Allowance for Bad Debts	Legal Reserve	Lease Reserves	Other Reserves
Balance, February 20, 2001	$—	$—	$—	$—
Addition due to the merger with CB Richard Ellis Services, Inc	12,074	2,943	11,111	894
Charges to goodwill	—	2,000	8,823	—
Charges to expense	1,317	1,085	—	311
Write-offs, payments and other	(1,643)	(505)	(178)	(201)

Balance, December 31, 2001	$11,748	$5,523	$19,756	$1,004

	Predecessor
	CB Richard Ellis Services, Inc.
	Allowance for Bad Debts	Legal Reserve	Lease Reserves	Other Reserves
Balance, December 31, 1998	$13,348	$10,099	$14,940	$2,511
Charges to expense	2,560	2,164	26	—
Write-offs, payments and other	(348)	(4,000)	(972)	(1,938)

Balance, December 31, 1999	15,560	8,263	13,994	573
Charges to expense	3,061	2,015	23	25
Write-offs, payments and other	(5,990)	(5,139)	(1,987)	129

Balance, December 31, 2000	12,631	5,139	12,030	727
Charges to expense	3,387	70	—	416
Write-offs, payments and other	(3,944)	(2,266)	(919)	(249)

Balance, July 20, 2001	$12,074	$2,943	$11,111	$894

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following is a description of the positions with the Company presently held by and the business experience for the past five years for each Director and Executive Officer of the Company.

        Richard C. Blum, age 66.    Mr. Blum has been the Chairman of the Board of CBRE Holding since September 2001 and a director of CBRE Holding since July 2001. He has been the Chairman of the Board of CB Richard Ellis Services since September 2001 and a director of CB Richard Ellis Services since 1993. He is the Chairman and President of Blum Capital Partners L.P., a merchant banking firm he founded in 1975. Mr. Blum is a member of the Board of Directors of Northwest Airlines Corporation; Glenborough Realty; URS Corporation and Playtex Products, Inc. Mr. Blum also serves as Vice Chairman of URS Corporation. Mr. Blum holds a B.A. from the University of California, Berkeley, a graduate degree from the University of Vienna and an M.B.A. from the University of California, Berkeley.

        Jeffrey A. Cozad, age 36.    Mr. Cozad has been a director of CBRE Holding and CB Richard Ellis Services since September 2001. Mr. Cozad has been a Partner of Blum Capital Partners, L.P. since 2000. Prior to joining Blum Capital Partners, Mr. Cozad was a Managing Director of Security Capital Group Incorporated, a global real estate research, investment and operating management company. Mr. Cozad holds a B.A. from Depauw University and an M.B.A. from The University of Chicago Graduate School of Business.

        Cathy A. Delcoco, age 44.    Ms. Delcoco has been a director of CBRE Holding and CB Richard Ellis Services since September 2001. Ms. Delcoco is a Senior Vice President in CB Richard Ellis' Corporate Group. Ms. Delcoco holds a bachelor's degree from the University of Maryland.

        Bradford M. Freeman, age 60.    Mr. Freeman has been a director of CBRE Holding since July 2001. He has been a director of CB Richard Ellis Services since August 1997. Mr. Freeman was a Director of Koll Real Estate Services and Koll Management Services, Inc. from November 1994 to August 1997. Mr. Freeman is a founding partner of Freeman Spogli & Co. Incorporated, a private investment company, and its affiliated investment partnerships or companies, founded in 1983. Mr. Freeman is also a member of the Board of Directors of RDO Equipment Company, an agricultural and industrial equipment distributor. Mr. Freeman holds a B.A. from Stanford University and an M.B.A. from Harvard Business School.

        Frederic V. Malek, age 65.    Mr. Malek has been a director of CBRE Holding and CB Richard Ellis Services since September 2001. He previously served as a director of CB Richard Ellis Services from 1989 to July 2001 and served as Co-Chairman of the Board of Directors of CB Richard Ellis Services from April 1989 to November 1996. He has served as Chairman of Thayer Capital Partners, a merchant banking firm he founded, since 1993. He was President of Marriott Hotels and Resorts from 1981 through 1988 and was Executive Vice President of Marriott Corp. from 1978 through 1988. He was Senior Advisor to the Carlyle Group, L.P., a merchant banking firm, from November 1988 through December 1991. From September 1989 through June 1990, he was President of Northwest Airlines and from June 1990 through December 1991, he served as Vice Chairman of Northwest Airlines. From December 1991 through November 1992, Mr. Malek served as Campaign Manager for the 1992 Bush/Quayle presidential campaign. He also serves on the Board of Directors of American Management Systems, Inc.; Automatic Data Processing Corp.; FPL Group, Inc.; Manor Care, Inc.; Northwest Airlines Corporation; Paine Webber Funds; Sega Systems, Inc., Global Vacation Group; and Aegis Communications Co., Inc. Mr. Malek holds a B.S. degree from the United States Military Academy at West Point and an M.B.A. degree from the Harvard University Graduate School of Business.

        Claus Moller, age 38.    Mr. Moller has been a director of CBRE Holding since February 2001 and a director of CB Richard Ellis Services since July 2001. Mr. Moller has been a Managing Partner of Blum Capital Partners, L.P. since 1999. Prior to joining Blum Capital, Mr. Moller was a Managing

Director at AEA Investors, a New York based private equity investment firm. Prior to joining AEA, Mr. Moller was an investment banking associate at Morgan Stanley in New York. Mr. Moller currently serves as a director for Smarte Carte Inc. Mr. Moller has a cand. oecon. degree from Aarhus University, Denmark and an M.B.A. from Harvard Business School.

        Brett White, age 42.    Mr. White has been a director of CB Richard Ellis Services since July 2001 and a director of CBRE Holding and its President since September 2001. He was CB Richard Ellis Services' Chairman of the Americas from May 1999 to September 2001 and was President of Brokerage Services from August 1997 to May 1999. Previously, he was Executive Vice President of CB Richard Ellis Services from March 1994 to July 1997, and Managing Officer of CB Richard Ellis Services' Newport Beach, California office from 1992 to March 1994. Mr. White received his B.A. from the University of California, Santa Barbara.

        Gary L. Wilson, age 62.    Mr. Wilson has been a director of CBRE Holding and CB Richard Ellis Services since September 2001. He previously served as a director of CB Richard Ellis Services from 1989 to July 2001. Since April 1997, Mr. Wilson has been Chairman of Northwest Airlines Corporation, for which he served as Co-Chairman from January 1991 to April 1997. From 1985 to January 1990, Mr. Wilson was an Executive Vice President, Chief Financial Officer and Director of The Walt Disney Company and remains a Director of The Walt Disney Company. Mr. Wilson also serves on the Board of Directors of On Command Corporation and Veritas Holdings GmbH. From 1974 to 1985, he was Executive Vice President and Chief Financial Officer of Marriott Corporation. Mr. Wilson holds a B.A. from Duke University and an M.B.A. from the Wharton Graduate School of Business and Commerce at the University of Pennsylvania.

        Raymond E. Wirta, age 58.    Mr. Wirta has been the Chief Executive Officer of CBRE Holding since July 2001 and a CBRE Holding director since September 2001. He has been CB Richard Ellis Services' Chief Executive Officer since May 1999 and a CB Richard Ellis Services director since August 1997. He served as CB Richard Ellis Services' Chief Operating Officer from May 1998 to May 1999. Mr. Wirta was Chief Executive Officer and a Director of Koll Real Estate Services from November 1994 to August 1997. Prior to that, Mr. Wirta held various management positions with Koll Management Services, Inc. since 1981. Mr. Wirta was a member of the Board of Directors and served as Chief Executive Officer from June 1992 to November 1996 of Koll Real Estate Group, Inc., which filed for Chapter 11 Bankruptcy protection on July 14, 1997 with a reorganization plan pre-approved by its bondholders. Mr. Wirta holds a B.A. from California State University, Long Beach and an M.B.A. in International Management from Golden Gate University.

Executive Officers who are not Directors:

        Walter V. Stafford, age 61.    Mr. Stafford has been the Senior Executive Vice President and General Counsel of CBRE Holding since September 2001. He has served as CB Richard Ellis Services' Senior Executive Vice President and General Counsel since July 1995 and Secretary since May 1998. Mr. Stafford was a partner at the law firm of Pillsbury Madison & Sutro LLP from November 1988 to June 1995 and from January 1973 to March 1982. From March of 1982 to November 1988, he was Executive Vice President, General Counsel and a Director of Diasonics, Inc. Mr. Stafford holds a B.A. from the University of California at Berkeley and a J.D. from Boalt Hall, University of California at Berkeley. Mr. Stafford ceased being an officer and an employee of the Company on January 4, 2002.

        James Leonetti, age 42.    Mr. Leonetti has been the Chief Financial Officer of CBRE Holding since September 2001. He has been CB Richard Ellis Services' Chief Financial Officer since September 2000. Mr. Leonetti spent five years as an Assistant Controller with FarWest Financial and seven years as a Senior Vice President and Controller at California Federal Bank. In 1997, when CalFed was sold, Mr. Leonetti became Chief Financial Officer of Long Beach Financial Corporation, where he remained until mid-2000 after the sale of the company. Mr. Leonetti holds a B.S. in business administration from the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based upon the Company's review of forms filed by directors, officers and certain beneficial owners of its common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, the Company has identified the following filings that were filed late with respect to the fiscal year ended December 31, 2001: Jeffrey Cozad, James Leonetti, Frederick Malek, Claus Moller, Walter Stafford, Brett White, Gary Wilson, Ray Wirta, RCBA Strategic Partners, L.P., RCBA GP, L.L.C. and the California Public Employees' Retirement System. The Company is not aware of any failures by its directors or executive officers to file the forms required to be filed by them pursuant to Section 16(a).

Item 11. Executive Compensation

        Summary Compensation Table.    The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and the Company's three other executive officers for the three years ended December 31, 2001.

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary	Bonus (1)		Other Annual Compensation (2) (3)	Restricted Stock Awards (3)	Securities Underlying Stock Options	All Other Compensation (4)
Raymond E. Wirta Chief Executive Officer	2001 2000 1999	$518,510 500,000 412,523	$	— 972,000 300,000	$8,092 20,251 12,000	— 30,000 —	176,153 35,000 —	$489,375 — —
Brett White Chief Operating Officer	2001 2000 1999	490,883 375,000 331,846		— 714,601 225,000	62,552 49,692 45,342	— 20,000 —	141,782 20,000 52,000	333,500 — 860
James H. Leonetti Senior Executive Vice President and Chief Financial Officer	2001 2000 1999	254,458 72,115 —		— 82,500 —	— — —	— — —	— 25,000 —	453,500 — —
Walter V. Stafford Senior Executive Vice President Secretary and General Counsel	2001 2000 1999	321,864 300,000 298,077		— 244,375 120,000	46,001 58,406 58,406	— — —	— 10,000 20,000	286,250 — 860

(1)
Bonus for each year is paid pursuant to the Annual Management Bonus Plan in the first quarter of the following year, i.e. the bonus shown for 2000 was paid in March of 2001.
(2)
With respect to Other Annual Compensation paid in 1999 and 2000, the amounts listed for everyone, except Mr. Leonetti, include a $12,000 automobile allowance. For Messrs. Wirta, Stafford and White, such amounts also include interest accrued and forgiven under the promissory notes delivered by them pursuant to the Company's 1996 Equity Incentive Plan (the "EIP").
(3)
Pursuant to the Company's 1996 EIP, Mr. Stafford purchased in 1996 48,640 shares of CB Richard Ellis Services, Inc. (CBRE) common stock for a purchase price of $10 per share (the appraised value of the common stock at the time of such purchase), which were paid for by the delivery of a full recourse promissory note. This promissory note was repaid in full as part of the merger. Pursuant to the 1996 EIP, Mr. White purchased 25,000 shares of CBRE common stock in 1998 for a purchase price of $38.50 per share and 20,000 shares of CBRE common stock in 2000 for a purchase price of $12.875 per share. These purchases were paid for by the delivery of full recourse promissory notes. A First Amendment to Mr. White's 1998 Promissory Note provides that the portion of the then outstanding principal in excess of the fair market value of the shares shall be forgiven in the event that Mr. White is an employee of the Company or its subsidiaries on November 16, 2002 and the fair market value of a share of the Company's common stock is less than $38.50 on November 16, 2002. Mr. White's Promissory Note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $38.50 to $16.00. The 25,000 shares held as security for the Second Amended Promissory Note were tendered as full payment for this note. The remaining note held by Mr. White bears interest at 7.40%. As part of the merger, the 20,000 shares of CBRE common stock were exchanged for 20,000 shares of Class B common stock of the Company, which shares were substituted for CBRE shares as security for the note. Pursuant to the 1996 EIP, Mr. Wirta purchased 30,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 paid for by the delivery of a full recourse promissory note bearing interest at 7.40%. As part of the merger, the 30,000 shares of CBRE common stock were exchanged for 30,000 shares of Class B common stock of the Company, which shares were substituted for CBRE shares as security for the note. All interest charged on the outstanding promissory note balances for any year is forgiven if the executive's performance produces a high enough level of bonus (approximately $7,500 in interest is forgiven for each $10,000 bonus). The aggregate number and value of such shares held by the individuals named above as of December 31, 2001, net of the purchase price of such shares was as follows: Mr. White—20,000 ($62,500) and Mr. Wirta—30,000 ($93,750). The shares vest at the rate of 5 percent per quarter, commencing September 30, 2000 in the case of both Mr. White and Mr. Wirta. As a result of bonuses paid in 1999, 2000, and in 2001, all interest on Mr. Stafford's and Mr. White's promissory notes for 1999 and 2000 was forgiven. As a result of a bonus paid in 2001, all interest on Mr. Wirta's note for 2000 was forgiven in 2001.

(4)
In connection with the merger, the Company awarded cash retention bonuses to Messrs. Wirta, White and Leonetti to provide an incentive and reward for continued service up to and including the merger. At the effective time of the merger, Messrs. Wirta, White, Stafford and Leonetti also received for each of their options to purchase shares of CBRE common stock, the greater of (A) the amount by which $16.00 exceeds the exercise price of the option, if any, and (B) $1.00. In connection with the merger, Mr. Stafford received $16.00 per share for each restrictive stock owned as part of CBRE's Stock Incentive Plan. Mr. Leonetti received payments pursuant to his employment agreement.

        Option Grants Table.    The following table sets forth information concerning grants of stock options during the year ended December 31, 2001 to the persons named in the preceding table.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percentage of Total Options Granted to Employees in 2001
	Number of Securities Underlying Option Granted (1)
Name			Exercise Price Per Share	Expiration Date
					5%	10%
Raymond E. Wirta	176,153	11.7%	$16.000	7/20/11	1,772,507	4,491,880
Brett White	141,782	9.4%	$16.000	7/20/11	1,426,655	3,615,424
James H. Leonetti	—	—	—	—	—	—
Walter V. Stafford	—	—	—	—	—	—

(1)
The options vest 20% per year beginning July 20, 2002.

        Aggregated Options Table.    The following table sets forth information concerning unexercised options held as of December 31, 2001 by the persons named in the table under "Summary Compensation Table". As of February 28, 2002, no options were exercised by the named executive officers during fiscal 2001.

			Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001
Name	Shares Acquired on Exercise	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Raymond E. Wirta	—	—	—	176,153	—	—
Brett White	—	—	—	141,782	—	—
James H. Leonetti	—	—	—	—	—	—
Walter V. Stafford	—	—	—	—	—	—

Cancellation of Options in the Merger

        At the effective time of the merger, each holder of an option to purchase shares of common stock of CB Richard Ellis Services outstanding under any of CB Richard Ellis Services' stock option or compensation plans or arrangements, whether or not vested, had the right to have the option cancelled and in exchange CB Richard Ellis Services paid to each holder that elected to have his or her options cancelled an amount per share that was subject to the option, equal to the greater of (A) the amount by which $16.00 exceeded the exercise price of the option, if any, and (B) $1.00, reduced in each case by applicable tax withholding.

        Each holder of an option that did not elect to receive the consideration described in the previous paragraph continued to hold his or her options to acquire common stock of CB Richard Ellis Services after the merger. However, after the merger, CB Richard Ellis Services became a wholly-owned subsidiary of CBRE Holding and the common stock of CB Richard Ellis Services was delisted from the New York Stock Exchange.

Incentive Plans

CB Richard Ellis Services' Deferred Compensation Plan.

        CB Richard Ellis Services' deferred compensation plan permits a select group of management employees, as well as highly compensated employees, to elect immediately prior to the beginning of each calendar year to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the deferred compensation plan. From time to time CB Richard Ellis Services has also granted deferred compensation awards in connection with its incentive programs. The three funds in which deferred compensation amounts may be credited are:

  •
  The Insurance Fund. A participant may elect to have his or her deferred compensation allocated to the Insurance Fund. Within the Insurance Fund, the employee can elect to have gain or loss on deferrals measured by one or more of approximately 30 mutual funds. CB Richard Ellis Services hedges its obligations to the participants under the Insurance Fund by actually buying a contract of insurance within which it has premiums invested in the mutual funds which participants have elected to measure the value of their deferred compensation. Historically, CB Richard Ellis Services has held the insurance contract in a Rabbi Trust. The participants have no interest in or claim to the Rabbi Trust, the insurance contract or the mutual funds within the insurance contract; they are general unsecured creditors of CB Richard Ellis Services. The insurance contract and the Rabbi Trust are assets of CB Richard Ellis Services available to its general creditors, including the deferred compensation plan participants, in the event of the bankruptcy or insolvency of CB Richard Ellis Services. While in the past CB Richard Ellis Services has elected to deposit in the Rabbi Trust the full amount of deferrals into the Insurance Fund, CB Richard Ellis Services is not obligated to do so in the future, and CB Richard Ellis Services anticipates that any future funding will be limited so that it maintains cash equal to the incremental tax it must pay because deferred compensation plan allocations are not deductible for tax purposes.
  •
  The Stock Fund. A participant may elect to have his or her deferrals allocated to CB Richard Ellis Services' stock fund. After the effective date of the merger, no new deferrals are allowed in stock fund units.
  •
  Interest Index Fund. From the deferred compensation plan's inception in 1994 until May of 1999, participants could elect to have their deferrals allocated to an Interest Index Fund, which CB Richard Ellis Services refers to as "Interest Index Fund I." All these allocations are credited with interest at the rate payable by CB Richard Ellis Services under CB Richard Ellis Services' principal credit agreement. Effective June 1, 2001 a new Interest Index Fund, which CB Richard Ellis Services refers to as "Interest Index Fund II," was established. All deferrals allocated to Interest Index Fund II will be credited with interest at 11 1/4% per year for five years or until distributed if earlier, and after that time at a rate no lower than the rate CB Richard Ellis Services pays under its principal credit agreement. The deferrals to Interest Index Fund II will not be funded with a Rabbi Trust or otherwise. Interest Index Fund II will only accept up to $20 million in deferrals, other than pursuant to the 2000 Company Match Program. A participant may elect to move allocations from the Insurance Fund—but not the Stock Fund or Interest Index Fund I—into Interest Index Fund II. After five years CB Richard Ellis Services reserves the right to terminate Interest Index Fund II. In that event a participant's account balance in Interest Fund II either will be distributed in cash to the participant or invested in the Insurance Fund: If a participant's account balance in Interest Index Fund II is to be invested in the Insurance Fund, CB Richard Ellis Services will transfer cash equal to the account balance into the Rabbi Trust for the Insurance Fund. The choice between a cash distribution and a new investment in the Insurance Fund is that of the participant, but the choice must be made prior to January 1, 2002. Any participant that did not make a choice prior to January 1, 2002, will be deemed to have elected a cash distribution.

        Distributions.    The deferred compensation plan permits participants to elect in-service distributions, which may not begin less than three years following the election, and post-employment distributions. These distributions may be (a) in the form of a lump sum payment on a date selected by the participant or (b) in a series of quarterly installment payments, or annual installment payments in the case of stock fund units. Stock fund units are distributed only in the form of shares of CBRE Holding Class A common stock. Separate distribution elections are permitted with respect to the deferrals for each year. There is limited flexibility to change distribution elections once made. A participant may elect to receive a distribution of his or her vested accounts at any time subject to a charge equal to 10% of the amount to be distributed, or 7.5% of the amount to be distributed from the Interest Index Fund II.

CB Richard Ellis Services' Capital Accumulation Plan.

        CB Richard Ellis Services maintains the Capital Accumulation Plan, which is a tax qualified retirement plan that CB Richard Ellis Services generally refers to as the 401(k) plan. Generally, an employee of CB Richard Ellis Services is eligible to participate in the plan if the employee is at least 21 years old. The plan provides for participant contributions as well as discretionary employer contributions. A participant is allowed to contribute to the plan from 1% to 15%, in whole percentages, of his or her compensation, subject to limits imposed by the U.S. Internal Revenue Code. Each year, CB Richard Ellis Services determines an amount of employer contributions, if any, it will contribute to the plan, which CB Richard Ellis Services refers to as "CB Richard Ellis Services' contributions," based on the performance and profitability of CB Richard Ellis Services' consolidated U.S. operations. CB Richard Ellis Services' contributions for a year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant's pre-tax contributions for that year, up to 5% of the participant's compensation.

        In connection with the merger, each share of common stock of CB Richard Ellis Services formerly held by the Capital Accumulation Plan and credited to participant accounts was exchanged for $16.00 in cash, and the plan was amended to eliminate common stock of CB Richard Ellis Services as an investment option within the plan. The cash received for the shares of CB Richard Ellis Services' common stock was available for reinvestment in one or more of the investment alternatives contained within the plan in accordance with the terms of the plan, including CBRE Holding Class A common stock under a new plan investment alternative. All of CB Richard Ellis Services' active U.S. employees participating in the plan at the time of the merger were offered the opportunity to direct the trustee of the 401(k) plan to purchase for allocation to their account balance shares of CBRE Holding Class A common stock. After the merger, participants are no longer entitled to purchase additional shares of CBRE Holding Class A common stock for allocation to their account balance.

        A participant may elect to receive a distribution in a single lump sum payment of his or her Capital Accumulation Plan account balance following termination of the participant's employment with CB Richard Ellis Services. However, if the participant has an account balance in CBRE Holding Class A common stock fund, the participant may receive all or a portion of his or her balance in that fund either in shares or in cash.

Employment Agreements

        Raymond Wirta and Brett White.    In connection with the merger and related transactions, Raymond Wirta and Brett White entered into three-year employment agreements with CB Richard Ellis Services, which agreements became effective on the closing of the merger. Following the three-year term, it is expected that the employment agreements will be automatically extended for successive twelve-month periods if notice is not received by either party within 120 days prior to the expiration of the initial term or any renewal term.

        Raymond Wirta became a member of CBRE Holding's board of directors and its Chief Executive Officer following the merger and continued to hold the identical positions with CB Richard Ellis Services. Pursuant to the employment agreement, he will receive an annual base salary of $519,000 and will be eligible for an annual bonus of up to 200% of his target bonus based upon the achievement of performance goals established by CBRE Holding's board of directors.

        Brett White became a member of CBRE Holding's board of directors and its Chairman of the Americas following the merger and continued to hold the identical positions with CB Richard Ellis Services. Pursuant to the employment agreement, he will receive an annual base salary of $395,000 and will be eligible for an annual bonus of up to 200% of his target bonus based upon the achievement of performance goals established by CBRE Holding's board of directors.

        At the time of the merger, CBRE Holding granted Mr. Wirta 176,153 options and granted Mr. White 141,782 options, each having the same terms as the options granted to other designated managers at the time of the merger. Pursuant to their employment agreements, all unvested options held by Messrs. Wirta and White will automatically vest if there is a change of control, as defined in these agreements, of CBRE Holding prior to termination of that executive's employment with CB Richard Ellis Services.

        Each employment agreement provides that the executive's employment by CB Richard Ellis Services may be terminated by either party at any time. If during the term of the agreement CB Richard Ellis Services terminates the executive's employment without cause or the executive terminates his employment for good reason, the executive is entitled to the following severance payments and benefits:

  •
  any earned or accrued but unpaid salary, bonus, business expenses and employee benefits;
  •
  continued payment of base salary and average annual bonus based on the previous two fiscal years for a period of two years following the termination of employment; and
  •
  continued coverage under CB Richard Ellis Services' medical plans on the same basis as its active executives until the earlier of the second anniversary of the termination of employment and the date the executive becomes eligible for comparable coverage under any future employer's medical plan.

        If during the term of the agreement the executive's employment is terminated due to his death or disability, the executive is entitled to the following severance payments:

  •
  any earned or accrued but unpaid salary, bonus, business expenses and employee benefits; and
  •
  a pro rata portion of any annual bonus that the executive would have been entitled to receive in the year of termination, payable at the time the bonus would otherwise have been paid.

        Each employment agreement also contains a customary provision regarding confidentiality, a non-solicitation provision applicable for a period of two years following the executive's termination of employment for any reason and a noncompetition provision applicable for a period of two years following the executive's termination of employment with CB Richard Ellis Services without cause or by the executive with good reason.

        James Didion.    In 1999, CB Richard Ellis Services and James Didion entered into an amended and restated ten-year employment agreement which provides for an annual salary of $500,000 with no incentive compensation or bonus anticipated. The agreement provides that he will act as a senior advisor to CB Richard Ellis Services during the term of his employment. For as long as he is employed, CB Richard Ellis Services will provide medical and other benefits generally made available to senior officers and an office, a secretary and clerical help. The amended agreement is terminable by CB Richard Ellis Services for cause. Cause includes conviction of a felony, fraud and willful and substantial failure to render services; provided, in the latter case, that Mr. Didion is given notice of his failure to render service and does not remedy such failure. If the agreement is terminated without cause or in the event of his death or total disability, he, or his estate, will continue to be entitled to the salary and will be fully vested in any unvested stock options or stock purchase rights. Following the merger, Mr. Didion ceased to serve as CB Richard Ellis Services' Chairman or as a member of the board of directors. Mr. Didion has agreed, for the duration of his ten-year employment agreement, not to engage in any business within the United States that competes with CB Richard Ellis Services' business or the business of any of CB Richard Ellis Services' affiliates.

Limitation of Liability and Indemnification

        Each of CBRE Holding's and CB Richard Ellis Services' respective restated certificates of incorporation includes a provision that eliminates the personal liability of their directors for monetary damages for breach of fiduciary duty as a director, except to the extent such limitation is not permitted under the Delaware General Corporation Law.

        CBRE Holding's and CB Richard Ellis Services' respective restated certificates of incorporation and bylaws further provide for the indemnification of their directors and officers to the fullest extent permitted by Section 145 of the Delaware General Corporation Law, including circumstances in which indemnification is otherwise discretionary. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to their directors, officers and controlling persons under the foregoing provisions, or otherwise, they have been advised that in the opinion of the SEC this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In addition, CB Richard Ellis Services maintains and CBRE Holding may in the future obtain directors' and officers' liability insurance.

Compensation Committee Interlocks and Insider Participation

        The members of the compensation committee are Claus Moller, Frederic Malek and Bradford Freeman. None of the executive officers of CBRE Holding serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on CBRE Holding's board of directors or compensation committee, other than those executive officers and directors serving in these capacities for CBRE Holding.

Director Compensation

        CBRE Holding reimburses its non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. CBRE Holding does not pay fees to directors for attendance at meetings or for their services as members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The table below sets forth information regarding the estimated beneficial ownership of the shares of CBRE Holding Class A common stock and CBRE Holding Class B common stock as of

February 28, 2002. The table sets forth the number of shares beneficially owned, and the percentage ownership, for:

  •
  each person that beneficially owns 5% or more of CBRE Holding's Class A common stock or CBRE Holding's Class B common stock;
  •
  each of CBRE Holding's directors;
  •
  the named executive officers; and
  •
  all of the directors and executive officers of CBRE Holding as a group.

        Except as otherwise noted below, the address for each person listed on the table is c/o CBRE Holding, Inc., 355 South Grand Avenue, Suite 3100, Los Angeles, California 90071. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

        Beneficial ownership is determined in accordance with the rules which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that were exercisable as of February 28, 2002 or will become exercisable within 60 days after such date are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

	Number of Shares Beneficially Owned			Percentage of Shares Beneficially Owned
Name of Beneficial Owner	Class A Common Stock	Class B Common Stock	Both Classes of Common Stock	Class A Common Stock	Class B Common Stock	Both Classes of Common Stock
5% Stockholders:
RCBA Strategic Partners, L.P.
Blum Strategic Partners II, L.P. (1) (2)	—	8,100,925	8,100,925	—%	64.2%	56.5%
FS Equity Partners III, L.P
FS Equity Partners International, L.P. (1) (3)	—	3,402,463	3,402,463	—	27.0	23.7
Donald Koll (1) (4)	—	656,052	656,052	—	5.2	4.6
Credit Suisse First Boston (5)	495,707	—	495,707	29.0	—	3.5
Directors and Named Executive Officers:
Richard Blum (1) (2)	—	8,100,925	8,100,925	—	64.2	56.5
Jeffrey Cozad (1) (2)	—	8,100,925	8,100,925	—	64.2	56.5
Catherine Delcoco	—	—	—	—	—	—
Bradford Freeman (1) (3)	—	3,402,463	3,402,463	—	27.0	23.7
James Leonetti	—	—	—	—	—	—
Frederic Malek (1) (6)	—	397,873	397,873	—	3.2	2.8
Claus Moller (1) (2)	—	8,100,925	8,100,925	—	64.2	56.5
Walter Stafford	—	—	—	—	—	—
Brett White (7)	26,563	32,500	59,063	1.6	*	*
Gary Wilson	—	—	—	—	—	—
Raymond Wirta (1) (8)	64,063	556,590	620,653	3.7	4.4	4.3
All directors and executive officers as a group (includes 12 persons)	90,626	12,490,351	12,580,977	5.3	98.9	87.8

*
less than 1%
(1)
As result of the securityholders' agreement to which this party or its affiliate is a party, this party, together with the other holders of Class B common stock, may be deemed to constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934. Accordingly, each of the members of this group may be deemed to beneficially own 12,624,813 shares of CBRE Holding Class B common stock, which represents 100% of the CBRE Holding Class B common stock and approximately 88.1% of all outstanding shares of CBRE Holding common stock.

(2)
Consists of 5,223,418 shares of Class B common stock owned by RCBA Strategic Partners, L.P. and 2,877,507 shares of Class B common stock owned by Blum Strategic Partners II, L.P. The sole general partner of RCBA Strategic Partners, L.P. is RCBA GP, L.L.C., and the sole general partner of Blum Strategic Partners II, L.P. is Blum Strategic GP II, L.L.C. Richard Blum and Claus Moller, each of whom is a director of CBRE Holding, Inc., are managing members of RCBA GP, L.L.C. and Blum Strategic GP II, L.L.C. Jeffrey Cozad, who is a director of CBRE Holding, Inc., is a member of RCBA GP, L.L.C and Blum Strategic GP II, L.L.C. Except as to any pecuniary interest, each of Messrs. Blum, Cozad and Moller disclaims beneficial interest of all of these shares. The business address of RCBA Strategic Partners, L.P., Blum Strategic Partners II, L.P., RCBA G.P. L.L.C., Blum Strategic GP II, L.L.C., Richard Blum, Jeffrey Cozad and Claus Moller is 909 Montgomery Street, Suite 400, San Francisco, California 94133. RCBA Strategic Partners, L.P. and Blum Strategic Partners II, L.P. have sole dispositive power over 8,100,925 of the indicated shares. As a result of the securityholders' agreement, RCBA Strategic Partners, L.P. and Blum Strategic Partners II, L.P. have shared voting power over 8,100,925 of the indicated shares.

(3)
Includes 3,278,447 shares of CBRE Holding Class B common stock held by FS Equity Partners III, L.P. and 124,016 shares of CBRE Holding Class B common stock to be held by FS Equity Partners International, L.P. As general partner of FS Capital Partners, L.P., which is the general partner of FSEP III, FS Holdings, Inc. has power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P., which is the general partner of FSEP International, FS International Holdings Limited has the power to vote and dispose of the shares owned by FSEP International. Bradford Freeman, who is a director of CBRE Holding, Inc., Ronald Spogli, Frederick Simmons, William Wardlaw, John Roth and Charles Rullman, Jr. are the directors, officers and shareholders of FS Holdings and FS International Holdings, and may be deemed to be the beneficial owners of the shares of CBRE Holding Class B common stock, and rights to acquire common stock, owned by FSEP III and FSEP International. The business address of FSEP III, FS Capital Partners, L.P. and FS Holdings and their directors, officers and beneficial owners is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FSEP International, FS&Co. International and FS International Holdings is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies. As a result of the securityholders' agreement, FS Equity Partners III, L.P. and FS Equity Partners International, L.P. have shared voting power and shared dispositive power over 3,402,463 of the indicated shares.

(4)
Consists of 656,052 shares of CBRE Holding Class B common stock owned by The Koll Holding Company. Mr. Koll is the sole trustee of the Donald M. Koll Separate Property Trust, which wholly owns DKC Holdings, Inc., which wholly owns The Koll Holding Company. Raymond Wirta, who is the Chief Executive Officer and a director of CBRE Holding, Inc., holds an option granted by The Koll Holding Company to acquire up to 521,590 of these shares. As a result of the securityholders' agreement, Mr. Koll has shared voting power and shared dispositive power over 656,052 of the indicated shares.

(5)
Credit Suisse First Boston, or CSFB, reports beneficial ownership on behalf of itself and its subsidiaries, to the extent that they constitute part of the Credit Suisse First Boston business unit, or the CSFB business unit. The CSFB business unit is engaged in the corporate and investment banking, trading, including equity, fixed income and foreign exchange, private equity investment and derivatives businesses on a worldwide basis. CSFB and its subsidiaries engage in other separately managed activities, most of which constitute the independently operated Credit Suisse Asset Management business unit. The Credit Suisse Asset Management business unit provides asset management and investment advisory services to institutional investors worldwide. The indicated shares are held by one or more indirect subsidiaries of the CSFB business unit. The business address of CSFB and the CSFB business unit is 11 Madison Avenue, New York, New York 10010.

The ultimate parent company of CSFB is Credit Suisse Group, or CSG, a corporation formed under the laws of Switzerland. The principal business of CSG is acting as a holding company for a global financial services group with five distinct specialized business units that are independently operated. In addition to the two business units referred to above, CSG and its consolidated subsidiaries, other than CSFB and its subsidiaries, are comprised of (a) the Credit Suisse Private Bank business unit that engages in the global private banking business, (b) the Credit Suisse business unit that engages in the Swiss domestic banking business and (c) the Winterthur business unit that engages in the global insurance business. CSG's business address is Paradeplatz 8, Postfach 1, CH-8070, Zurich, Switzerland.

CSG, for purposes of federal securities laws, may be deemed ultimately to control the Bank, and the CSFB business unit. CSG, its executive officers and directors, and its direct and indirect subsidiaries, including all of the business units except the CSFB business unit, may beneficially own securities issued by CBRE Holding or related derivative securities, and any such securities are not publicly reported by CSG. Due to the separate management and independent operation of its business units, CSG disclaims beneficial ownership of any such securities beneficially owned by its direct and indirect subsidiaries, including the CSFB business unit. The CSFB business unit disclaims beneficial ownership of any such securities beneficially owned by CSG and any of CSG's and CSFB's other business units.

The CSFB business unit disclaims beneficial ownership of securities held directly by any entity described in this footnote except with respect to the CSFB business unit's proportionate interest in or ownership of such entity.

(6)
Includes 98,000 shares owned by a trust for which Mr. Malek is the trustee. As a result of the securityholders' agreement, Mr. Malek has shared voting power and shared dispositive power over 397,873 of the indicated shares.

(7)
As a result of the securityholders' agreement, Mr. White has shared voting power and shared dispositive power over 59,063 of the indicated shares.

(8)
Includes 521,590 shares owned by The Koll Holding Company that Mr. Wirta has the right to acquire under an option granted by The Koll Holding Company to Mr. Wirta. As a result of the securityholders' agreement, Mr. Wirta has shared voting power and shared dispositive power over 620,653 of the indicated shares.

Item 13. Certain Relationships and Related Transactions

        Since January 1, 2001, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which CB Richard Ellis Services or CBRE Holding both prior to and as of the merger was, or is, or will be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than compensation arrangements, which are described in Item 11.

Participation of CBRE Holding's Directors, Officers and Principal Stockholders in the Merger and Related Transactions

        On February 23, 2001, Blum CB Corp., CBRE Holding, Inc. (CBRE Holding) and CB Richard Ellis Services entered into an agreement and plan of merger pursuant to which CB Richard Ellis Services became the direct, wholly-owned subsidiary of CBRE Holding. The merger agreement was amended and restated on April 24, 2001 and on May 31, 2001. Both CBRE Holding and Blum CB Corp. were formed by RCBA Strategic Partners, L.P. to effect the transactions contemplated by the merger agreement. As a result of the merger and the related transactions, RCBA Strategic Partners, L.P. is entitled to designate a majority of the board of directors of CBRE Holding and CB Richard Ellis Services. Richard Blum and Claus Moller, each of whom is a director of CBRE Holding and CB Richard Ellis Services, are managing members of the general partners of RCBA Strategic Partners, L.P. and Blum Strategic Partners II, L.P. Jeffrey Cozad, who is a director of CBRE Holding and CB Richard Ellis Services, is a member of the general partners of RCBA Strategic Partners, L.P. and Blum Strategic Partners II, L.P. Also as a result of the merger and related transactions, FS Equity Partners III, L.P. acquired beneficial ownership of more that 5% of the Class B common stock of CBRE Holding. Bradford Freeman, who is a director of CBRE Holding and CB Richard Ellis Services, is an affiliate of FS Equity Partners III, L.P. and its affiliate FS Equity Partners International, L.P.

Contribution and Voting Agreement

        In connection with the execution of the merger agreement on February 23, 2001, CBRE Holding and Blum CB Corp. entered into a contribution and voting agreement with the following other parties, each of which held shares of CB Richard Ellis Services' common stock prior to the merger and which are referred to together as the "buying group":

  RCBA Strategic Partners, L.P. and Blum Strategic Partners II, L.P., which are affiliates of Blum Capital Partners, L.P. and Richard Blum and Claus Moller, each of whom became a director of both CBRE Holding and CB Richard Ellis Services in connection with the merger;

  FS Equity Partners III, L.P. and FS Equity Partners International, L.P., which are affiliates of Freeman Spogli & Co. Incorporated and Bradford Freeman, who became a director of both CBRE Holding and CB Richard Ellis Services in connection with the merger;

  Raymond Wirta, who became a director of CBRE Holding and CB Richard Ellis Services and the Chief Executive Officer of CBRE Holding and CB Richard Ellis Services in connection with the merger;

  Brett White, who became a director of CBRE Holding and CB Richard Ellis Services and the President of CBRE Holding and CB Richard Ellis Services in connection with the merger;

  The Koll Holding Company, which is controlled by Donald Koll, who was a director of CB Richard Ellis Services prior to the merger; and

  Frederic Malek, who became a director of both CBRE Holding and CB Richard Ellis Services in connection with the merger.

        Pursuant to this agreement, which was amended and restated on May 31, 2001 and amended on July 19, 2001, each of the members of the buying group contributed to CBRE Holding all of the shares of common stock of CB Richard Ellis Services that he or it directly owned. All of the shares contributed to CBRE Holding were cancelled as a result of the merger, and neither CBRE Holding nor Blum CB Corp. received any consideration for those shares of common stock of CB Richard Ellis Services. CBRE Holding issued one share of its Class B common stock in exchange for each share of common stock of CB Richard Ellis Services contributed to it. This resulted in the issuance to the buying group of an aggregate of 7,967,774 shares of CBRE Holding Class B common stock in exchange for these contributions. In addition, pursuant to the contribution and voting agreement, RCBA Strategic Partners and Blum Strategic Partners II purchased with cash 4,435,154 shares of CBRE Holding Class B common stock, Raymond Wirta purchased by delivery of a promissory note 5,000 shares of CBRE Holding Class B common stock and California Public Employees' Retirement System, or CalPERS, purchased with cash 625,000 shares of CBRE Holding Class A common stock, in each case for a price of $16.00 per share.

Treatment of CB Richard Ellis Services Common Stock, Options and Warrants in the Merger

Common Stock and Options.

        Pursuant to the merger agreement, CB Richard Ellis Services' stockholders at the time of the merger, other than the buying group described above who received shares of CBRE Holding Class B common stock instead, received $16.00 in cash for each share of CB Richard Ellis Services common stock that they owned. Also, pursuant to the merger agreement, each person that held options to acquire CB Richard Ellis Services common stock was entitled to receive in connection with the merger an amount in cash for each option they owned equal to the greater of (A) the amount by which $16.00 exceeded the exercise price of the option, if any, and (B) $1.00, reduced in each case by applicable tax withholding.

        Accordingly, the members of the buying group, persons affiliated with members of the buying group and individuals who are directors and executive officers of CBRE Holding and CB Richard Ellis Services received the following amounts in connection with the merger for options they formerly held, reduced in each case by applicable tax withholding:

  Raymond Wirta received $269,375 for options to purchase an aggregate of 195,000 shares of common stock of CB Richard Ellis Services;

  Brett White received $201,500 for options to purchase an aggregate of 120,000 shares of common stock of CB Richard Ellis Services;

  Richard Blum received $62,268 for options to purchase an aggregate of 18,872 shares of common stock of CB Richard Ellis Services;

  James Leonetti received $137,500 for options to purchase an aggregate of 25,000 shares of common stock of CB Richard Ellis Services;

  Walter Stafford received $778,240 for 48,640 shares of common stock of CB Richard Ellis Services, which amount was reduced to repay the loan from CB Richard Ellis Services to purchase the shares, and $66,250 for options to purchase an aggregate of 30,000 shares of common stock of CB Richard Ellis Services;

  Donald Koll received $317,408 for options to purchase an aggregate of 317,408 shares of common stock of CB Richard Ellis Services; and

  Frederic Malek received $159,737 for options to purchase an aggregate of 15,777 shares of common stock of CB Richard Ellis Services.

Warrants.

        Under the contribution and voting agreement, warrants beneficially owned by Donald Koll and The Koll Holding Company to purchase 84,988 shares of common stock of CB Richard Ellis Services were each converted at the time of the merger into the right to receive $1.00. Mr. Wirta had the right to acquire up to 56,000 of these warrants under the terms of an option agreement among himself, Mr. Koll, The Koll Holding Company and Koll Real Estate Services. Also pursuant to the contribution and voting agreement, upon the consummation of the merger, CBRE Holding issued to FS Equity Partners III, L.P. and FS Equity Partners International, L.P. warrants to purchase an aggregate of 255,477 shares of CBRE Holding Class B common stock.

Securityholders' Agreement

        In connection with the closing of the merger, the members of the buying group, together with CalPERS, DLJ Investment Funding, Inc. and Credit Suisse First Boston Corporation, entered into a securityholders' agreement. This agreement defines various rights of the parties to the agreement related to their ownership and governance of CBRE Holding, including voting of the shares of CBRE Holding common stock, a right of first offer for potential sales of some of their shares, co-sale and required sale rights applicable in connection with transactions involving CBRE Holding shares, and participation rights regarding future issuances of CBRE Holding's shares of common stock and registration rights.

        Each of the members of the buying group agreed to vote all of the shares of CBRE Holding's Class B common stock it or he beneficially owns to elect to CBRE Holding's board of directors, individuals designated by various members of the buying group. A majority of the directors of CBRE Holding generally may be designated by RCBA Strategic Partners at any time. Pursuant to the securityholders' agreement, the board of directors of CB Richard Ellis Services will be comprised of the same members as CBRE Holding's board of directors. Accordingly, CBRE Holding's and CB Richard Ellis Services' board of directors generally is controlled by RCBA Strategic Partners after the merger. In addition, FS Equity Partners III, L.P. and FS Equity Partners International L.P., together, generally may designate one of CBRE Holding's directors and Raymond Wirta and Brett White also are each designated as a director. The securityholders' agreement also provides that CBRE Holding is prohibited from taking certain actions without the consent of the director nominated by FS Equity Partners III, L.P. and FS Equity Partners International, L.P., including incurring certain indebtedness, consummating certain acquisitions or dispositions or issuing stock or options to its employees, subject to certain exceptions.

        Subject to exceptions, each of the members of the buying group agreed to vote the shares of CBRE Holding common stock it or he beneficially owns on matters to be decided by CBRE Holding stockholders in the same manner as RCBA Strategic Partners votes the shares of CBRE Holding Class B common stock that it beneficially owns. As a result, on most matters to be decided by CBRE Holding stockholders, RCBA Strategic Partners is able to control the outcome.

        Pursuant to the securityholders' agreement, FS Equity Partners III and FS Equity Partners International, together, are entitled to have two non-voting observers, DLJ Investment Funding is entitled to have one non-voting observer and CalPERS is entitled to have one non-voting observer at all meetings of CBRE Holding's board of directors as long as, respectively, Freeman Spogli owns at least 7.5% of CBRE Holding's outstanding common stock, DLJ Investment Funding and its affiliates own 1.0% of CBRE Holding's outstanding common stock and a majority of the 16% senior notes issued by CBRE Holding, and CalPERS owns any of CBRE Holding's outstanding common stock.

        Also pursuant to the securityholders' agreement, CBRE Holding has agreed, at the request of RCBA Strategic Partners and Blum Strategic Partners II, FS Equity Partners III and FS Equity Partners International or DLJ Investment Funding to initiate the registration under the Securities Act of shares held by that party. In addition, CBRE Holding has also agreed that each member of the buying group, as well as DLJ Investment Funding, has limited "piggyback" registration rights on specified types of registration statements that CBRE Holding files. These piggyback registration rights generally will not apply until after CBRE Holding has completed, if ever, an underwritten initial public offering of shares of its common stock after which these shares are listed on a national securities exchange or on the Nasdaq National Market. Piggyback rights will not apply to an underwritten initial public offering unless registrable securities of RCBA Strategic Partners and Blum Strategic Partners II are sold in that offering.

Loans to The Koll Holding Company and Raymond Wirta

        In connection with the merger and related transactions, CBRE Holding extended a loan of approximately $2.7 million to The Koll Holding Company, which is controlled by Donald Koll, to replace its former margin loan with a third party that were secured by shares of CB Richard Ellis Services common stock. The new loan is full-recourse, accrues interest at LIBOR plus 1.4%, compounds annually, is payable quarterly, and has a stated maturity of five years. This new loan will be replaced by a margin loan from a third party when, if ever, CBRE Holding common stock becomes freely tradable on a national securities exchange or an over-the-counter market.

        In the event, however, that CBRE Holding common stock is not freely tradable as described above by June 2004, then CBRE Holding has agreed to loan Raymond Wirta up to $3.0 million on a full-recourse basis to enable him to exercise an existing option to acquire shares held by The Koll Holding Company, if Raymond Wirta is employed by CBRE Holding at the time of exercise or was terminated without cause or resigned for good reason. This loan will become repayable upon the earliest to occur of: (1) 90 days following termination of his employment, other than by CBRE Holding without cause or by him for good reason, (2) seven months following the date CBRE Holding's common stock becomes freely tradable as described above and (3) the receipt of proceeds from the sale of the pledged shares as described below. This loan will bear interest at the prime rate in effect on the date of the loan, compounded annually, and will be repayable to the extent of any net proceeds received by him upon the sale of any shares of CBRE Holding common stock. Raymond Wirta will pledge the shares received upon exercise of the option as security for the loan.

        In connection with Raymond Wirta's obligation to purchase 5,000 shares of CBRE Holding Class B common stock for $16.00 per share pursuant to the contribution and voting agreement, Raymond Wirta delivered to CBRE Holding an $80,000 promissory note, which bears interest at 10% per year and is payable upon the same date as the loan described in the immediately preceding paragraph above.

Participation in the Offerings of CBRE Holding Class A Common Stock and Options to Acquire Class A Common Stock

General.

        In connection with the merger and related transactions, CBRE Holding sold to CB Richard Ellis Services' employees and independent contractors 1,773,790 shares of CBRE Holding Class A common stock for a price of $16.00 per share, including shares owned directly, shares held in CB Richard Ellis Services' 401(k) plan and shares underlying vested stock fund units in CB Richard Ellis Services' deferred compensation plan. In addition, in connection with the offering of shares of CBRE Holding

Class A common stock to designated managers of CB Richard Ellis Services, CBRE Holding also granted to eligible designated managers an aggregate of 1,520,207 options to acquire shares of CBRE Holding Class A common stock.

Purchase of Stock and Grants of Stock Options.

        In connection with the offering of shares for direct ownership, each designated manager was entitled to receive a grant of options to purchase shares of CBRE Holding Class A common stock if he or she subscribed for at least the percentage of 625,000 shares allocated to the designated manager by CBRE Holding's board of directors. The number of shares that a designated manager was required to subscribe for in order to receive a grant of options was reduced by the number of deferred compensation plan stock fund units acquired by the designated manager at the closing of the employee offerings by the transfer of account balances then allocated to the deferred compensation plan insurance fund. The aggregate number of options available for grant to the designated managers equaled approximately 10% of the number of fully diluted shares of CBRE Holding Class A common stock and Class B common stock outstanding at the time of the merger, including all shares issuable upon exercise of outstanding options and warrants. The options issued to designated managers have an exercise price of $16.00 per share and have a term of 10 years. Twenty percent of the options vest on each of the first five anniversaries of the merger and all unvested options vest if there is a change in control of CBRE Holding. The number of shares that were purchased by each executive officer were as follows:

Raymond Wirta	64,063 shares; and
Brett White	26,563 shares.

        As a result, the executive officer received the following grants of options:

Raymond Wirta	176,153 stock options; and
Brett White	141,782 stock options.

Full-Recourse Note.

        In connection with the offering of shares of CBRE Holding common stock for direct ownership, under specified circumstances, each designated manager was allowed to deliver to CBRE Holding a full-recourse note as payment for a portion of the offering price for shares that he or she purchased. The maximum amount of the full-recourse note that could be delivered by a designated manager was to be reduced by the amount, if any, of the manager's deferred compensation plan account balance then allocated to the insurance fund that he or she transferred to stock fund units. Unless CBRE Holding's board of directors determined otherwise, each designated manager was able to use a full-recourse note if the designated manager subscribed for at least the percentage of the 625,000 shares that was allocated to the designated manager by CBRE Holding's board of directors.

        Accordingly, based upon each of their participation in the employee offerings, the amount of the full-recourse notes that each of the executive officers delivered to CBRE Holding as payment for a portion of the shares he purchased in the offering of shares for direct ownership was the following:

Raymond Wirta	$512,504; and
Brett White	$209,734.

        Each of these executive officers pledged as security for his full-recourse note a number of shares having an offering price equal to 200% of the amount of the note. These notes bear interest at 10% per year, payable quarterly.

Deferred Compensation Plan.

        CB Richard Ellis Services' designated managers had the right to transfer into stock fund units an aggregate of up to $2.6 million of deferred compensation plan account balances that were then allocated to the insurance fund under the deferred compensation plan. Pursuant to this right, Brett White transferred $400,000 from his deferred compensation plan account balance that was allocated to the insurance fund at the time of the merger into 25,000 stock fund units.

Retention Bonuses

        In connection with the merger and related transactions, CBRE Holding awarded cash retention bonuses to the designated managers employed by CB Richard Ellis Services at the time of the merger in order to provide an incentive and a reward for the designated managers' continued service up to and including the merger. The aggregate amount of the retention bonuses was approximately $1.4 million. The following executive officers were among the designated managers that received cash retention bonuses in excess of $60,000:

Raymond Wirta	$164,000; and
Brett White	$132,000.

Forgiveness of Loans

        Pursuant to CB Richard Ellis Services' Equity Incentive Plan, a restricted stock purchase plan, shares of CB Richard Ellis Services' common stock were purchased in 1998 and 2000 by some of its executive officers and directors for a purchase price equal to the fair market value, which was paid by delivery of full-recourse promissory notes. The notes bear interest at the minimum federal rate, which may be forgiven if the executive's performance results in the award of a bonus, with approximately $7,500 in interest forgiven for each $10,000 bonus. As part of the merger, the shares of CB Richard Ellis Services common stock were exchanged for shares of Class B common stock of CBRE Holding. The aggregate number, purchase price, interest rate, value and net value of the shares of CBRE Holding Class B common stock held by the individuals named below as of December 31, 2001, were as follows:

	No. of Shares	Aggregate Purchase Price	Interest Rate	Aggregate Value of Shares	Net Value
Ray Wirta	30,000	$386,250	7.40%	$480,000	$93,750
Brett White	20,000	$257,500	7.40%	$292,500	$62,500

        The shares vest at the rate of 5% per quarter commencing on the purchase date. As a result of bonuses paid in 2001, all interest on Brett White's and Raymond Wirta's promissory notes for 2000 were forgiven in 2001. The shares are subject to a right of repurchase by the Company, which right terminates with respect to 5% of the total number of shares each quarter commencing September 30, 2000.

Employment Agreements

        In connection with the merger transactions, CB Richard Ellis Services entered into three-year employment agreements with Raymond Wirta and Brett White.

Transaction Fees

        Under the terms of the contribution and voting agreement, in connection with advisory services related to the merger, the general partner of RCBA Strategic Partners, L.P. received from CBRE

Holding a transaction fee of $3.0 million and Freeman Spogli & Co. Incorporated or its designee received a transaction fee of $2.0 million upon closing of the merger. The advisory services provided included, among other things, transaction and structuring analysis, financing analysis and the arrangement and negotiation of debt and equity financing. Each of Richard Blum, Jeffrey Cozad and Claus Moller, who are members of CBRE Holding's board of directors after the merger, owns a beneficial interest in the general partner of RCBA Strategic Partners and therefore has an interest in the transaction fee paid to this entity. Bradford Freeman, who is one of CBRE Holding's directors after the merger, owns a beneficial interest in Freeman Spogli & Co. Incorporated and therefore has an interest in the transaction fee paid to Freeman Spogli & Co. Incorporated or its designee.

Debt Financing Fees

        In connection with the merger and the related financings, Credit Suisse First Boston and its affiliates, including DLJ Investment Funding, Inc., received customary fees and reimbursement of expenses with respect to the closing of the new senior secured credit facilities, the offering and initial purchase of the 11 1/4% senior subordinated notes of CB Richard Ellis Services, the offering and initial purchase of the 65,000 units that included the outstanding notes and shares of Holding Class A common stock and the tender offer and consent solicitation by CB Richard Ellis Services with respect to its former 8 7/8% senior subordinated notes due 2006.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)

  1.
  Financial Statements
  See Index to Consolidated Financial Statements set forth on page 33.

  2.
  Financial Statement Schedule
  See Index to Consolidated Financial Statements set forth on page 33.

  3.
  Exhibits
  See Exhibit Index beginning on page 105 hereof.

  (b)

  The Company filed a current report on Form 8-K on October 23, 2001 announcing that CB Richard Ellis Services (CBRE) and the Company had issued a press release dated October 22, 2001 announcing CBRE's preliminary, unaudited results of operations for the eight month period ended August 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE HOLDING, INC. (Registrant)
By:	/s/ RAYMOND E. WIRTA Raymond E. Wirta Chief Executive Officer
Date: March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 27, 2001
/s/ JEFFREY A. COZAD Jeffrey A. Cozad	Director	March 27, 2001
/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 27, 2001
/s/ CATHY A. DELCOCO Cathy A. Delcoco	Director	March 27, 2001
/s/ JAMES H. LEONETTI James H. Leonetti	Chief Financial Officer (principal financial and accounting officer)	March 27, 2001
/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 27, 2001
/s/ CLAUS MOLLER Claus Moller	Director	March 27, 2001
/s/ BRETT WHITE Brett White	Director and President	March 27, 2001
/s/ GARY L. WILSON Gary L. Wilson	Director	March 27, 2001
/s/ RAYMOND E. WIRTA Raymond E. Wirta	Director and Chief Executive Officer (principal executive officer)	March 27, 2001

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Amended and Restated Agreement and Plan of Merger dated as of May 31, 2001 by and among CB Richard Ellis Services, Inc. ("CBRE"), CBRE Holding, Inc. (the "Company" and formerly Blum CB Holding Corp.), and Blum CB Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-59440, filed on June 12, 2001 and declared effective by the Commission on July 13, 2001 (the "Company's Registration Statement on Form S-1")).
3.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
3.2*	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.1*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
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
Form of Warrant Agreement (Exhibit B to the Contribution and Voting Agreement set forth in Exhibit 4.2(a) hereto) (incorporated by reference to Exhibit 4.2(c) to Amendment No. 1 to the Company's Registration Statement on Form S-1)
4.3*
Purchase Agreement between the Company and Credit Suisse First Boston Corporation dated as of June 29, 2001 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.4*
Purchase Agreement, dated as of May 31, 2001, among the Company, Blum CB Corp. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.5*
Indenture, dated as of June 7, 2001, among the Company, Blum CB Corp. and State Street Bank and Trust Company of California, N.A., as Trustee, for 11 1/4% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.6*
Registration Rights Agreement, dated as of May 31, 2001, among the Company, Blum CB Corp. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.7*
Indenture, dated as of July 20, 2001, among the Company and State Street Bank and Trust Company, N.A., as Trustee, for its 16% Senior Notes due 2011 (incorporated by reference to Exhibit 21 to Amended General Statement of Beneficial Ownership of Common Stock of CBRE, filed July 27, 2001)

10.1*
Amendment to the CSFB Commitment Letter dated as of May 31, 2001 by and between Credit Suisse First Boston Corporation and the Company (incorporated by reference to Exhibit 10.11(b) to Amendment No. 2 to the Company's Registration Statement on Form S-1)
10.2*
Amendment to the DLJ Commitment Letter dated as of May 31, 2001 by and between DLJ Investment Funding, Inc. and the Company (incorporated by reference to Exhibit 10.12(b) to Amendment No. 2 to the Company's Registration Statement on Form S-1)
10.3*
Amendment to the DLJ Commitment Letter dated as of June 29, 2001 by and between DLJ Investment Funding, Inc. and the Company (incorporated by reference to Exhibit 10.12(c) to Amendment No. 2 to the Company's Registration Statement on Form S-1)
10.4*^
The Company's 2001 Stock Incentive Plan (incorporated by reference to an exhibit filed in Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-59440, filed on July 5, 2001)
10.5*
Full-Recourse Note of Raymond Wirta dated July 20, 2001 (incorporated by reference to Exhibit 10.2 filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001 (the "Company's Registration Statement on Form S-4"))
10.6*	Full-Recourse Note of Brett White dated July 20, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4)
10.7*	Full-Recourse Note of James Leonetti dated July 20, 2001 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4)
10.8*	Pledge Agreement, dated as of July 20, 2001, between the Company and Raymond Wirta (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4)
10.9*	Pledge Agreement, dated as of July 20, 2001, between the Company and Brett White (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4)
10.10*	Pledge Agreement, dated as of July 20, 2001, between the Company and James Leonetti (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4)
10.11*^	Option Agreement, dated as of July 20, 2001, between the Company and Raymond Wirta (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4)
10.12*^	Option Agreement, dated as of July 20, 2001, between the Company and Brett White (incorporated by reference to Exhibit 10.89to the Company's Registration Statement on Form S-4)
10.13*^	Option Agreement, dated as of July 20, 2001, between the Company and James Leonetti (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4)
10.14*^	CB Richard Ellis Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Amendment No.3 to the Company's Registration Statement on Form S-1)

10.15*^	CB Richard Ellis Amended and Restated 401(k) Plan (incorporated by reference to Exhibit 10.6 to Amendment No.3 to the Company's Registration Statement on Form S-1)
10.16*^	Employment Agreement, dated as of July 20, 2001, between CBRE and Raymond E. Wirta (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4)
10.17*^	Employment Agreement, dated as of July 20, 2001, between CBRE and Brett White (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4)
10.18*^
Employment Agreement, dated May 23, 1997 ("Didion Employment Agreement"), between CBRE and James J. Didion (incorporated by reference to Exhibit 10.23 to CBRE's Annual Report on Form 10-K405, filed March 31, 1999)
10.19*^
Assumption Agreement, dated as of July 19, 2001, between Blum CB Corp. and James J. Didion (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Company's Registration Statement on Form S-4)
10.20*
Credit Agreement, dated as of July 20, 2001, among CBRE Holding, the Subsidiary Guarantors named therein, Credit Suisse First Boston and the other lenders named therein (incorporated by reference to Exhibit 10.22 to Amended General Statement of Beneficial Ownership of Common Stock of CBRE, filed July 27, 2001)
11	Statement concerning Computation of Per Share Earnings (filed as Note 9 of the Consolidated Financial Statements)
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends
21	Subsidiaries of the Company
23	Consent of Arthur Andersen LLP
99.1	Letter to the Commission regarding Representations of Arthur Andersen, L.L.P.

*
Incorporated by reference

^
Management contract or compensatory plan required by Item 601 of Regulation S-K

QuickLinks

FORM 10-K
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX