Form 10-Q
period 2002-03-31
CBRE HOLDING INC
filed 2002-05-14
CIK 1138118

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 000 - 32983

CBRE HOLDING, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

355 South Grand Avenue, Suite 3100 Los Angeles, California	90071-1552
(Address of principal executive offices)	(Zip Code)

(213) 613-3226	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and formal fiscal year if changed since last report)

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

            The number of shares of Class A and Class B common stock outstanding at April 30, 2002 was 1,708,227 and 12,624,813, respectively.

THIS FILING INCLUDES UNREVIEWED FINANCIAL STATEMENTS IN LIEU OF FINANCIAL STATEMENTS REVIEWED IN ACCORDANCE WITH RULE 10-01(D) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, BECAUSE WE WERE UNABLE TO OBTAIN SUCH A REVIEW FROM OUR FORMER AUDITOR, ARTHUR ANDERSEN LLP.  SEE “INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS” IN THIS FILING FOR MORE INFORMATION.

CBRE HOLDING, INC.

FORM 10-Q

March 31, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001	3

	Consolidated Statements of Operations for the three months ended March 31, 2002, the period from February 20, 2001 (inception) through March 31, 2001 and the three months ended March 31, 2001 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and the three months ended March 31, 2001 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

This filing includes unreviewed financial statements in lieu of financial statements reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, because we were unable to obtain such a review from our former auditor, Arthur Andersen LLP.

We are currently actively seeking a new independent auditor.  We intend to have the new auditor review our financial statements for the quarterly period ended March 31, 2002 in accordance with Rule 10-01(d) of Regulation S-X promptly upon retention of such auditor.

No auditor has opined that the unreviewed financial statements set forth herein present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders’ equity of the Company for the quarterly period ended March 31, 2002 in accordance with generally accepted accounting principles.

CBRE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,997	$57,450
Receivables, less allowance for doubtful accounts of $12,324 and $11,748 at March 31, 2002 and December 31, 2001, respectively	128,942	156,434
Warehouse receivable	31,569	106,790
Prepaid expenses	10,913	8,325
Deferred taxes, net	32,010	32,155
Other current assets	9,460	8,493
Total current assets	232,891	369,647

Property and equipment, net	65,814	68,451
Goodwill	611,276	609,543
Other intangible assets, net of accumulated amortization of $5,118 and $3,153 at March 31, 2002 and December 31, 2001, respectively	36,242	38,117
Cash surrender value of insurance policies, deferred compensation plan	71,249	69,385
Investments in and advances to unconsolidated subsidiaries	45,439	42,535
Deferred taxes, net	52,630	54,002
Prepaid pension costs	13,301	13,588
Other assets	92,815	94,085
Total assets	$1,221,657	$1,359,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$90,050	$82,982
Compensation and employee benefits payable	54,513	68,118
Accrued bonus and profit sharing	17,153	85,188
Income taxes payable	6,991	21,736
Short-term borrowings
Warehouse line of credit	31,569	106,790
Revolver and swingline credit facility	37,500	-
Other	47,678	48,828
Total short-term borrowings	116,747	155,618
Current maturities of long-term debt	10,291	10,223
Total current liabilities	295,745	423,865

Long-term debt:
11¼% senior subordinated notes, net of unamortized discount of $3,214 and $3,263 at March 31, 2002 and December 31, 2001, respectively	225,786	225,737
Senior secured term loans	218,637	220,975
16% senior notes, net of unamortized discount of $5,288 and $5,344 at March 31, 2002 and December 31, 2001, respectively	59,712	59,656
Other long-term debt	12,947	15,695
Total long-term debt	517,082	522,063
Deferred compensation liability	106,929	105,104
Other liabilities	46,830	46,661
Total liabilities	966,586	1,097,693
Minority interest	4,436	4,296
Commitments and contingencies
Stockholders' Equity:
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 1,700,734 and 1,730,601 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	17	17
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 12,624,813 and 12,649,813 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	126	127
Additional paid-in capital	239,760	240,541
Notes receivable from sale of stock	(643)	(1,043)
Accumulated earnings	11,331	17,426
Accumulated other comprehensive income	44	296
Total stockholders' equity	250,635	257,364
Total liabilities and stockholders' equity	$1,221,657	$1,359,353

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenue:
Leases	$72,499	$103,166
Sales	61,006	73,843
Property and facilities management fees	27,405	27,872
Consulting and referral fees	17,548	16,367
Appraisal fees	16,124	18,836
Loan origination and servicing fees	12,730	14,812
Investment management fees	11,675	8,549
Other	5,003	9,053
Total revenue	223,990	272,498

Costs and expenses:
Commissions, fees and other incentives	100,266	122,966
Operating, administrative and other	112,636	135,511
Depreciation and amortization	7,592	11,696
Merger-related and other nonrecurring charges	582	-

Operating income	2,914	2,325
Interest income	864	800
Interest expense	16,017	9,055

Loss before benefit for income tax	(12,239)	(5,930)
Benefit for income tax	(6,144)	(3,084)

Net loss	$(6,095)	$(2,846)

Basic loss per share	$(0.40)	$(0.13)

Weighted average shares outstanding for basic loss per share	15,050,633	21,309,550

Diluted loss per share	$(0.40)	$(0.13)

Weighted average shares outstanding for diluted loss per share	15,207,015	21,309,550

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,095)	$(2,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization excluding deferred financing costs	7,592	11,696
Deferred compensation deferrals	2,817	11,113
Gain on sale of properties, businesses and servicing rights	(365)	(6,279)
Decrease in receivables	25,998	27,920
Increase in cash surrender value of insurance policies, deferred compensation plan	(1,864)	(8,064)
Decrease in compensation and employee benefits and accrued bonus and profit sharing	(77,720)	(100,714)
Increase (decrease) in accounts payable and accrued expenses	9,798	(4,505)
Decrease in income taxes payable	(14,734)	(17,632)
Decrease in other liabilities	(1,622)	(11,664)
Net change in other operating assets and liabilities	(351)	(3,288)
Net cash used in operating activities	(56,546)	(104,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,145)	(6,639)
Proceeds from sale of properties, businesses and servicing rights	857	6,105
Acquisition of businesses including net assets acquired, intangibles and goodwill	(8,364)	(1,115)
Other investing activities, net	(1,678)	1,113
Net cash used in investing activities	(11,330)	(536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	50,500	-
Repayment of revolver and swingline credit facility	(13,000)	-
Repayment of senior notes and other loans, net	(3,195)	(2,786)
Repayment of senior secured term loans	(2,338)	-
Proceeds from revolving credit facility	-	142,000
Repayment of revolving credit facility	-	(34,000)
Other financing activities, net	(880)	(274)
Net cash provided by financing activities	31,087	104,940

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,789)	141
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	57,450	20,854
Effect of exchange rate changes on cash	(664)	(656)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$19,997	$20,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (none capitalized)	$8,454	$3,733
Federal and local income taxes, net	$6,867	$14,575

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

2.  Basis of Preparation

The accompanying unaudited consolidated balance sheets as of March 31, 2002 and December 31, 2001, and the unaudited  consolidated statements of operations and cash flows for the three months ended March 31, 2002 and for the period from February 20, 2001 (inception) through March 31, 2001, reflect the consolidated balance sheets, results of operations and cash flows of the Company from inception and also include the consolidated financial statements of CBRE from the date of the merger which include all material adjustments required under the purchase method of accounting.  The Company had no operating or cash flow activity for the period from February 20, 2001 (inception) through March 31, 2001.  In addition, in accordance with Regulation S-X, CBRE is considered the predecessor to the Company.  As such, the historical financial statements of CBRE  prior to the merger are included in the accompanying unaudited consolidated financial statements, including the consolidated statement of operations for the three months ended March 31, 2001 and the consolidated statement of cash flows for the three months ended March 31, 2001 (collectively “Predecessor financial statements”). The Predecessor financial statements have not been adjusted to reflect the acquisition of CBRE by the Company. As such, the consolidated financial statements of the Company after the merger are not directly comparable to the Predecessor financial statements prior to the merger.

Unaudited pro forma results of the Company assuming the merger had occurred as of January 1, 2001 are presented below.  These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as the elimination of amortization expense related to goodwill as a result of the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” and increased interest expense as a result of debt acquired to finance the merger.  These pro forma results do not purport to be indicative of what the operating results would have been, and may not be indicative of future operating results (in thousands, except share amounts):

Three Months Ended March 31
2001
Revenue	$272,498
Operating income	$6,066
Net loss	$(4,490)
Basic loss per share	$(0.30)
Diluted loss per share	$(0.30)

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments)  considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ materially from those estimates.  All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated statements to conform to current period presentation.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.  The consolidated financial statements and notes to the consolidated financial statements, along with management’s discussion  and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company’s recent filing on form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 2001.

3.  Investments in and Advances to Unconsolidated Subsidiaries

Condensed Statement of Operations (unaudited) for the unconsolidated subsidiaries accounted for using the equity method is as follows (in thousands):

	Three Months Ended March 31
	2002	2001
Revenue	$80,331	$69,649
Operating income	$17,205	$12,689
Net income	$13,226	$7,846

            The Company’s investment management business involves investing the Company’s own capital in certain real estate investments with clients, including its equity investments in CB Richard Ellis Strategic Partners, L.P., CB Richard Ellis Corporate Partners, L.L.C., and other co-investments.  The Company has provided investment management, property management, brokerage, appraisal and other professional services to these equity investees.

4.  Debt

            The Company has $229.0 million in aggregate principal amount of 11 ¼% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the merger.  The Notes require semi-annual payments of interest in arrears on June 15 and December 15, commencing on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 ¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings.  In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company and CBRE’s domestic subsidiaries.  The effective yield on the Notes is 11.5%.  The amount included in the accompanying unaudited consolidated balance sheets, net of unamortized discount, was $225.8 million at March 31, 2002.

            The Company also entered into a $325.0 million senior credit facility (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all their assets.  The Credit Facility includes the Tranche A term facility of $50.0 million, maturing on July 20, 2007; the Tranche B term facility of $185.0 million, maturing on July 18, 2008; and the revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007.  Borrowings under the senior secured credit facilities will bear interest at varying rates based on the Company’s option, at either LIBOR plus 3.25% or the alternate base rate plus 2.25%, in the case of the Tranche A and the revolving facility, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of the Tranche B facility.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. After delivery of the Company’s consolidated financial statements for the year ending December 31, 2001, the amount added to the LIBOR rate or the alternate base rate under the Tranche A and revolving facility will vary from 2.50% to 3.25% for LIBOR, and from 1.50% to 2.25% for the alternate base rate, as determined by reference to the Company’s ratios of total debt less available cash to EBITDA, as defined in the debt agreement.

            The Tranche A facility will fully amortize by July 20, 2007 through quarterly principal payments over 6 years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of approximately $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day as determined by the Company in the month of December of each year. The Company repaid its revolving credit facility as of December 1, 2001 and at March 31, 2002 had an outstanding line of credit of $37.5 million. The total amount outstanding under the credit facility included in senior secured term loans, current maturities of long-term debt and short-term borrowings in the accompanying consolidated balance sheets was $265.5 million at March 31, 2002.

            The Company issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011 (the Senior Notes).  The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company.  Interest accrues at a rate of 16.0% per year and is payable quarterly in cash in arrears.  However, until July 2006, interest in excess of 12.0% may be paid in kind. Additionally, at any time, interest may be paid in kind to the extent CBRE’s ability to pay cash dividends is restricted by the terms of the Credit Facility.  The Company has paid in cash all interest payments required to date.  The Senior Notes are redeemable at the Company’s option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes. The total amount included in the accompanying consolidated balance sheets was $59.7 million, net of unamortized discount, at March 31, 2002.

            The Senior Notes are solely the Company’s obligation to repay.  CBRE has neither guaranteed nor pledged any of its assets as collateral for the Senior Notes, and is not obligated to provide cashflow to the Company for repayment of these Senior Notes.  However, the Company has no substantive assets or operations other than its investment in CBRE to meet any required principal and interest payments on the Senior Notes.  The Company will depend on CBRE’s cash flows to fund principal and interest payments as they come due.

            The Senior Subordinated Notes, the senior credit facility and the Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.  The debt agreements require the Company to maintain certain minimum levels of net worth, a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreements).  The agreements also restrict the payment of cash dividends and require the Company to pay a facility fee based on the total amount of the commitment.

            On March 12, 2002, Moody’s Investor Service downgraded the Company’s senior secured term loans and Senior Subordinated Notes to B1 from Ba3 and to B3 from B2, respectively.  This downgrade does not impact the Company’s ability to borrow or affect the Company’s interest rate for the senior secured term loans.  Standard and Poor’s ratings of the Company’s senior secured term loans and Senior Subordinated Notes are currently BB- and B, respectively.

            The Company has short-tem borrowings of $116.7 million and $155.6 million with related weighted average interest rates of 4.9% and 4.5% as of March 31, 2002 and December 31, 2001, respectively.

            A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC).  The credit agreement provides for a revolving line of credit of up to $350.0 million through February 28, 2002, and $150.0 million for the period from March 1, 2002 through August 31, 2002, and bears interest at 1.0% over the RFC base rate.  The agreement expires on August 31, 2002. On April 20, 2002, the Company obtained a temporary line of credit increase of $210.0 million, resulting in a total line of credit equaling $360.0 million, which expires on July 31, 2002.  During the quarter ended March 31, 2002, the Company had a maximum of $110.8  million revolving line of credit principal outstanding.  At March 31, 2002, the Company had a $31.6 million warehouse line of credit outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.  The Company also had a $31.6 million warehouse receivable.

            During 2001, the Company incurred certain non recourse debt through a joint venture in order to purchase property that is held for sale.  In February 2002, the maturity date on this non recourse debt was extended to September 18, 2002.

5.  Commitments and Contingencies

            Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of CBRE’s stockholders against the Company, CBRE, its directors and the buying group which has taken CBRE private.  A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles.  These actions all alleged that the offering price for shares of CBRE’s common stock was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

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

            The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business.  Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome of these lawsuits will not have an impact on the Company’s ability to carry on its operations.  Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company’s consolidated financial position or results of operations.

            An important part of the strategy for the Company’s investment management business involves investing the Company’s own capital in certain real estate investments with its clients. As of March 31, 2002, the Company had committed an additional $32.6 million to fund future co-investments.

6.  Comprehensive Loss

            Comprehensive loss consists of net loss and other comprehensive loss.  Accumulated other comprehensive loss consists of foreign currency translation adjustments.  The tax benefit associated with items included in other comprehensive loss for the Company was $0.2 million for the three months ended March 31, 2002 and $6.0 million for CBRE for the three months ended March 31, 2001. The following unaudited table provides a summary of the comprehensive loss (dollars in thousands):

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net loss	$(6,095)	$(2,846)
Foreign currency translation loss, net of taxes	(252)	(9,639)
Comprehensive loss	$(6,347)	$(12,485)

7.  Per Share Information

            Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding of 15,050,633 for the three months ended March 31, 2002. Diluted loss per share for the three months ended March 31, 2002 included the dilutive effect of contingently issuable shares of 156,382.

            Basic loss per share for CBRE was computed by dividing the net loss for the three months ended March 31, 2001 by the weighted average number of common shares outstanding of 21,309,550.  As a result of operating losses incurred for the three months ended March 31, 2001, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive.

            Due to the change in equity structure as a result of the merger, the current year per share information is not comparable to that of the prior year.

8.  Fiduciary Funds

            The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $402.8 million and $373.2 million at March 31, 2002 and December 31, 2001, respectively.

9.  Guarantor and Nonguarantor Financial Statements

In connection with the merger with Blum CB, and as part of the financing of the merger, CBRE assumed an aggregate of $229.0 million in Senior Subordinated Notes due June 15, 2011.  These Notes are unsecured and rank equally in right of payment with any of the Company’s future senior subordinated unsecured indebtedness.  The Notes are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries that are not guarantors of the Notes.  The Notes are guaranteed on a full, unconditional, joint and several basis by the Company, CBRE and CBRE’s wholly-owned domestic subsidiaries.

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2002 and December 31, 2001; condensed consolidating statements of operations for the three months ended March 31, 2002 and 2001; and condensed consolidating statements of cash flows for the three months ended March 31, 2002 and 2001 of (a) Holding, the parent, (b) CBRE, which is the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Holding, Inc., the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

The Company had no activity related to the condensed consolidating statement of operations and condensed consolidating statement of cash flows for the period from February 20, 2001 (inception) through March 31, 2001.

Investments in consolidated subsidiaries are presented using the equity method of accounting.  The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.  In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” all goodwill acquired in an acquisition shall be assigned to reporting units as of the date of acquisition.  The Company is currently evaluating the fair value of these reporting units and the applicable goodwill to be assigned.  As a result, the condensed consolidating balance sheet as of March 31, 2002 does not reflect this allocation of goodwill based upon the fair value of the Company’s reporting units.

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2002

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$12	$184	$14,213	$5,588	$-	$19,997
Receivables, less allowance for doubtful accounts	40	24	62,546	66,332	-	128,942
Warehouse receivable	-	-	31,569	-	-	31,569
Prepaid and other current assets	23,109	19,393	8,062	10,189	(17,271)	43,482
Total current assets	23,161	19,601	116,390	82,109	(17,271)	223,990
Property and equipment, net	-	-	49,953	15,861	-	65,814
Goodwill	-	199,481	208,432	203,363	-	611,276
Other intangible assets, net	-	-	29,866	6,376	-	36,242
Cash surrender value of insurance policies, deferred compensation plan	-	71,249	-	-	-	71,249
Investment in and advances to unconsolidated subsidiaries	-	4,299	36,971	4,169	-	45,439
Investment in consolidated subsidiaries	261,691	65,436	158,347	-	(485,474)	-
Inter-company loan receivable	-	486,957	-	-	(486,957)	-
Deferred taxes, net	61,531	-	-	-	-	61,531
Prepaid pension costs	-	-	-	13,301	-	13,301
Other assets	7,078	23,458	15,707	46,572	-	92,815
Total assets	$353,461	$870,481	$615,666	$371,751	$(989,702)	$1,221,657

Current Liabilities:
Accounts payable and accrued expenses	$2,022	$10,413	$39,254	$38,361	$-	$90,050
Inter-company payable	17,271	-	-	-	(17,271)	-
Compensation and employee benefits payable	-	-	30,652	23,861	-	54,513
Accrued bonus and profit sharing	-	-	6,789	10,364	-	17,153
Income taxes payable	6,991	-	-	-	-	6,991
Short-term borrowings:
Warehouse line of credit	-	-	31,569	-	-	31,569
Revolving credit and swingline facility	-	37,500	-	-	-	37,500
Other	-	175	309	47,194	-	47,678
Total short-term borrowings	-	37,675	31,878	47,194	-	116,747
Current maturities of long-term debt	-	9,350	89	852	-	10,291
Total current liabilities	26,284	57,438	108,662	120,632	(17,271)	295,745
Long-term debt:
11¼% senior subordinated notes, net of unamortized discount	-	225,786	-	-	-	225,786
Senior secured term loans	-	218,637	-	-	-	218,637
16% senior notes, net of unamortized discount	59,712	-	-	-	-	59,712
Other long-term debt	-	-	12,440	507	-	12,947
Inter-company loan payable	-	-	413,973	72,984	(486,957)	-
Total long-term debt	59,712	444,423	426,413	73,491	(486,957)	517,082
Deferred compensation liability	-	106,929	-	-	-	106,929
Other liabilities	16,830	-	15,155	14,845	-	46,830
Total liabilities	102,826	608,790	550,230	208,968	(504,228)	966,586
Minority interest	-	-	-	4,436	-	4,436
Commitments and contingencies
Stockholders' Equity:	250,635	261,691	65,436	158,347	(485,474)	250,635
Total liabilities and stockholders' equity	$353,461	$870,481	$615,666	$371,751	$(989,702)	$1,221,657

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3	$931	$42,204	$14,312	$-	$57,450
Receivables, less allowance for doubtful accounts	47	71	70,343	85,973	-	156,434
Warehouse receivable	-	-	106,790	-	-	106,790
Prepaid and other current assets	23,254	12,465	6,321	8,353	(10,321)	40,072
Total current assets	23,304	13,467	225,658	108,638	(10,321)	360,746
Property and equipment, net	-	-	51,314	17,137	-	68,451
Goodwill	-	197,748	208,432	203,363	-	609,543
Other intangible assets, net	-	-	31,219	6,898	-	38,117
Cash surrender value of insurance policies, deferred compensation plan	-	69,385	-	-	-	69,385
Investment in and advances to unconsolidated subsidiaries	-	4,132	34,296	4,107	-	42,535
Investment in consolidated subsidiaries	274,402	65,690	168,974	-	(509,066)	-
Inter-company loan receivable	-	465,173	-	-	(465,173)	-
Deferred taxes, net	62,903	-	-	-	-	62,903
Prepaid pension costs	-	-	-	13,588	-	13,588
Other assets	7,320	24,387	14,739	47,639	-	94,085
Total assets	$367,929	$839,982	$734,632	$401,370	$(984,560)	$1,359,353

Current Liabilities:
Accounts payable and accrued expenses	$2,022	$4,236	$37,325	$39,399	$-	$82,982
Inter-company payable	10,321	-	-	-	(10,321)	-
Compensation and employee benefits payable	-	-	44,192	23,926	-	68,118
Accrued bonus and profit sharing	-	-	56,821	28,367	-	85,188
Income taxes payable	21,736	-	-	-	-	21,736
Short-term borrowings:
Warehouse line of credit	-	-	106,790	-	-	106,790
Other	-	178	309	48,341	-	48,828
Total short-term borrowings	-	178	107,099	48,341	-	155,618
Current maturities of long-term debt	-	9,350	129	744	-	10,223
Total current liabilities	34,079	13,764	245,566	140,777	(10,321)	423,865
Long-term debt:
11¼% senior subordinated notes, net of unamortized discount	-	225,737	-	-	-	225,737
Senior secured term loans	-	220,975	-	-	-	220,975
16% senior notes, net of unamortized discount	59,656	-	-	-	-	59,656
Other long-term debt	-	-	14,974	721	-	15,695
Inter-company loan payable	-	-	393,827	71,346	(465,173)	-
Total long-term debt	59,656	446,712	408,801	72,067	(465,173)	522,063
Deferred compensation liability	-	105,104	-	-	-	105,104
Other liabilities	16,830	-	14,575	15,256	-	46,661
Total liabilities	110,565	565,580	668,942	228,100	(475,494)	1,097,693
Minority interest	-	-	-	4,296	-	4,296
Commitments and contingencies
Stockholders' Equity:	257,364	274,402	65,690	168,974	(509,066)	257,364
Total liabilities and stockholders' equity	$367,929	$839,982	$734,632	$401,370	$(984,560)	$1,359,353

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$-	$-	$168,560	$55,430	$-	$223,990
Costs and expenses:
Commissions, fees and other incentives	-	-	71,655	28,611	-	100,266
Operating, administrative and other	100	2,211	79,884	30,441	-	112,636
Depreciation and amortization	-	-	5,201	2,391	-	7,592
Merger-related and other nonrecurring charges	-	582	-	-	-	582
Operating (loss) income	(100)	(2,793)	11,820	(6,013)	-	2,914
Interest income	45	9,815	703	86	(9,785)	864
Interest expense	2,794	10,467	9,355	3,186	(9,785)	16,017
Equity losses of consolidated subsidiaries	(5,211)	(3,371)	(5,285)	-	13,867	-
Loss before (benefit) provision for income tax	(8,060)	(6,816)	(2,117)	(9,113)	13,867	(12,239)
(Benefit) provision for income tax	(1,965)	(1,605)	1,254	(3,828)	-	(6,144)
Net loss	$(6,095)	$(5,211)	$(3,371)	$(5,285)	$13,867	$(6,095)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001

(Dollars in thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$-	$211,009	$61,489	$-	$272,498
Costs and expenses:
Commissions, fees and other incentives	-	94,134	28,832	-	122,966
Operating, administrative and other	(421)	100,072	35,860	-	135,511
Depreciation and amortization	-	7,851	3,845	-	11,696
Operating income (loss)	421	8,952	(7,048)	-	2,325
Interest income	7,093	438	362	(7,093)	800
Interest expense	7,852	6,467	1,829	(7,093)	9,055
Equity losses of consolidated subsidiaries	(2,648)	(4,360)	-	7,008	-
Loss before (benefit) provision for income tax	(2,986)	(1,437)	(8,515)	7,008	(5,930)
(Benefit) provision for income tax	(140)	1,211	(4,155)	-	(3,084)
Net loss	$(2,846)	$(2,648)	$(4,360)	$7,008	$(2,846)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$650	$(1,240)	$(43,714)	$(12,242)	$(56,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(1,622)	(523)	(2,145)
Proceeds from sale of properties, businesses and servicing rights	-	-	727	130	857
Acquisition of businesses including net assets acquired, intangibles and goodwill	-	(8,339)	(25)	-	(8,364)
Other investing activities, net	-	-	(1,733)	55	(1,678)
Net cash used in investing activities	-	(8,339)	(2,653)	(338)	(11,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	-	50,500	-	-	50,500
Repayment of revolver and swingline credit facility	-	(13,000)	-	-	(13,000)
Repayment of senior notes and other loans, net	-	-	(2,534)	(661)	(3,195)
Repayment of senior secured term loans	-	(2,338)	-	-	(2,338)
(Increase) decrease in intercompany receivables, net	-	(26,179)	20,950	5,229	-
Other financing activities, net	(641)	(151)	(40)	(48)	(880)
Net cash (used in) provided by financing activities	(641)	8,832	18,376	4,520	31,087

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9	(747)	(27,991)	(8,060)	(36,789)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of exchange rate changes on cash	-	-	-	(664)	(664)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12	$184	$14,213	$5,588	$19,997

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$2,600	$3,301	$477	$2,076	$8,454
Federal and local income taxes	$6,867	$-	$-	$-	$6,867

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001

(Dollars in thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS USED IN OPERATING ACTIVITIES:	$(20,976)	$(70,786)	$(12,501)	$(104,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(4,811)	(1,828)	(6,639)
Proceeds from sale of properties, businesses and servicing rights	-	5,842	263	6,105
Acquisition of businesses including net assets acquired, intangibles and goodwill	-	(31)	(1,084)	(1,115)
Other investing activities, net	215	3,146	(2,248)	1,113
Net cash provided by (used in) investing activities	215	4,146	(4,897)	(536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	142,000	-	-	142,000
Repayment of revolving credit facility	(34,000)	-	-	(34,000)
Repayment of senior notes and other loans, net	(1,157)	(781)	(848)	(2,786)
Decrease (increase) in intercompany receivables, net	(86,118)	68,317	17,801	-
Other financing activities, net	184	(41)	(417)	(274)
Net cash provided by financing activities	20,909	67,495	16,536	104,940

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	148	855	(862)	141
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	62	7,558	13,234	20,854
Effect of exchange rate changes on cash	-	-	(656)	(656)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$210	$8,413	$11,716	$20,339

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$3,292	$395	$46	$3,733
Federal and local income taxes	$14,575	$-	$-	$14,575

10.  Industry Segments

                The Company reports its operations through three geographically organized segments:  (1) The Americas, (2) Europe, Middle East, and Africa (EMEA) and (3) Asia Pacific.  The Americas consist of the United States, Canada, Mexico, and operations located in Central and South America.  EMEA mainly consists of Europe, while Asia Pacific includes the operations in Asia, Australia and New Zealand.  Previously, the Company reported its segments based on the applicable type of revenue transaction.  The Americas’ prior year results include a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund contracts.  The following unaudited table summarizes the revenue and operating income (loss) by operating segment (dollars in thousands):

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenue
Americas	$178,613	$222,513
EMEA	30,073	33,280
Asia Pacific	15,304	16,705
	$223,990	$272,498

Operating income (loss)
Americas	$8,147	$8,777
EMEA	(3,014)	(3,238)
Asia Pacific	(2,219)	(3,214)
	$2,914	$2,325

Interest income	864	800
Interest expense	16,017	9,055

Loss before benefit for income tax	$(12,239)	$(5,930)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction -

On July 20, 2001, the Company acquired CB Richard Ellis Services, Inc. (CBRE), (the merger), pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001 among the Company, CBRE and Blum CB Corp. (Blum CB), a wholly owned subsidiary of the Company.  Blum CB was merged with and into CBRE, with CBRE being the surviving corporation.  At the effective time of the merger, CBRE became a wholly owned subsidiary of the Company.

            The results of operations and cash flows of the Company for the three months ended March 31, 2001, represent the results of operations and cash flows of CBRE, the predecessor to the Company, as the Company had no operating or cash flow activity during this time period.  However, these results do not reflect any purchase accounting adjustments which are included in the current year results of the Company subsequent to the merger.  Due to the effects of purchase accounting applied as a result of the merger and the additional interest expense associated with the debt incurred to finance the merger, the results of operations of the Company may not be comparable in all respects to the results of operations for CBRE  prior to the merger.  However, the Company’s management believes a discussion of the operations is more meaningful by comparing the results of the Company with the results of CBRE.

Management’s discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-Q is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements.  The Notes to the Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information about the Company and the basis of presentation used in this report on Form 10-Q.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

The Company reported a consolidated net loss of $6.1 million for the three months ended March 31, 2002, on revenue of $224.0 million compared to a consolidated net loss of $2.8 million on revenue of $272.5 million for the three months ended March 31, 2001.

Revenue on a consolidated basis decreased by $48.5 million or 17.8% during the three months ended March 31, 2002, compared to the three months ended March 31, 2001. This was mainly driven by a $30.7 million decrease in lease revenue and a $12.8 million decline in sales revenue during the current year.  The lower revenue is primarily attributable to the Company’s North American operation.  Other revenue also dropped by $4.1 million attributable primarily to the sale of mortgage fund contracts in March 2001.

Commissions, fees and other incentives on a consolidated basis totaled $100.3 million, a decrease of $22.7 million or 18.5% from the first quarter of 2001.  This decrease is primarily due to the lower sales and lease revenue within North America.  This also resulted in lower variable commission expense within this division as compared to prior year.  The decline is slightly offset by producer compensation within the international operations which is typically fixed in nature and does not decrease as a result of lower revenue.  As a result, commissions as a percentage of revenue decreased slightly to 44.8% in the current quarter, compared to 45.1% in the prior year quarter.

Operating, administrative and other on a consolidated basis was $112.6 million, a decrease of $22.9 million or 16.9% for the three months ended March 31, 2002, compared to the first quarter of the prior year.  This decrease is due to cost cutting measures and operational efficiencies put in place in May 2001.  An organizational restructure was also implemented after the merger transaction was completed that included the reduction of administrative staff in corporate and divisional headquarters and the scaling back of unprofitable operations.  In addition, bonus incentives and profit share declined due to the Company’s lower results.

Depreciation and amortization expense on a consolidated basis decreased by $4.1 million or 35.1% due primarily to the discontinuation of goodwill amortization after the merger, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

            Merger-related and other nonrecurring charges on a consolidated basis were $0.6 million for the three months ended March 31, 2002 and primarily consists of costs for professional services related to the merger.

Consolidated interest expense was $16.0 million, an increase of $7.0 million or 76.9% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001.  This is attributable to the Company’s increased debt as a result of the merger.

Income tax benefit on a consolidated basis was $6.1 million for the three months ended March 31, 2002, as compared to $3.1 million for the three months ended March 31, 2001.  The income tax benefit and effective tax rate are not comparable between periods due to the merger.  In addition, the Company adopted SFAS No. 142, which includes the elimination of the amortization of goodwill created under such merger transactions.

Segment Operations

Subsequent to the merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations.  The Company now conducts and reports its operations through three geographically organized segments: (1) The Americas, (2) Europe, Middle East and Africa (EMEA), and (3) Asia Pacific.  The Americas consist of the United States, Canada, Mexico and operations located in Central and South America.  EMEA mainly consists of Europe, while Asia Pacific includes the operations in Asia, Australia and New Zealand.  Previously, the Company reported its segments based on the applicable type of revenue transaction.  The Americas’ prior year results include a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund contracts. The following unaudited table summarizes the revenue, cost and expenses, and operating income (loss) by operating segment for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31
	2002	2001
	(Dollars in thousands)
Americas

Revenue	$178,613	$222,513
Costs and expenses:
Commissions, fees and other incentives	77,611	100,322
Operating, administrative and other	86,782	105,019
Depreciation and amortization	5,491	8,395
Merger-related and other nonrecurring charges	582	—

Operating income	$8,147	$8,777

EBITDA, excluding merger-related and other nonrecurring charges	$14,220	$17,172

EBITDA, excluding merger-related and other nonrecurring charges, margin	8.0%	7.7%

EMEA
Revenue	$30,073	$33,280
Costs and expenses:
Commissions, fees and other incentives	14,516	14,387
Operating, administrative and other	17,458	20,029
Depreciation and amortization	1,113	2,102

Operating loss	$(3,014)	$(3,238)

EBITDA, excluding merger-related and other nonrecurring charges	$(1,901)	$(1,136)

EBITDA, excluding merger-related and other nonrecurring charges, margin	-6.3%	-3.4%

Asia Pacific
Revenue	$15,304	$16,705
Costs and expenses:
Commissions, fees and other incentives	8,139	8,257
Operating, administrative and other	8,396	10,463
Depreciation and amortization	988	1,199

Operating loss	$(2,219)	$(3,214)

EBITDA, excluding merger-related and other nonrecurring charges	$(1,231)	$(2,015)

EBITDA, excluding merger-related and other nonrecurring charges, margin	-8.0%	-12.1%

Total operating income	$2,914	$2,325

Total EBITDA, excluding merger-related and other nonrecurring charges	$11,088	$14,021

            EBITDA, excluding merger-related and other nonrecurring charges is calculated as follows:

	Three Months Ended March 31
	2002	2001
	(Dollars in thousands)
Americas
Operating income	$8,147	$8,777
Add:
Depreciation and amortization	5,491	8,395
Merger-related and other nonrecurring charges	582	-

EBITDA, excluding merger-related and other nonrecurring charges	$14,220	$17,172

EMEA
Operating loss	$(3,014)	$(3,238)
Add:
Depreciation and amortization	1,113	2,102

EBITDA, excluding merger-related and other nonrecurring charges	$(1,901)	$(1,136)

Asia Pacific
Operating loss	$(2,219)	$(3,214)
Add:
Depreciation and amortization	988	1,199

EBITDA, excluding merger-related and other nonrecurring charges	$(1,231)	$(2,015)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Americas

            Revenue decreased by $43.9 million or 19.7% for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, attributable primarily to the weaker global economy.  Lease revenue decreased by $26.9 million and sales revenue declined by $11.1 million due to the completion of a lower number of transactions, as well as a lower average value per transaction, during the first quarter of the current year compared to the first quarter of the prior year. Other revenue declined by $3.8 million due to the sale of mortgage fund contracts in the prior year.  Commissions, fees and other incentives decreased by $22.7 million or 22.6% for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, caused primarily by the lower lease and sales revenue.  This also resulted in lower variable commission expense. As a result, commissions as a percentage of revenue decreased from 45.1% for the first quarter of the prior year to 43.5% for the first quarter in the current year. Operating, administrative and other decreased by $18.2 million or 17.4% as a result of cost reduction and efficiency measures put in place during May 2001, as well as the organizational restructure implemented after the merger. Key executive bonuses and profit share also declined, due to the lower results.

EMEA

Revenue decreased by $3.2 million or 9.6% for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.  This was mainly driven by lower appraisal fees, and sales and lease revenue primarily attributable to the United Kingdom (UK) and a weaker economy in France.  Commissions, fees and other incentives were comparable at $14.5 million and $14.4 million for the three months ended March 31, 2002 and 2001, respectively. Producer compensation in EMEA is typically fixed in nature and does not decrease with a decline in revenue.  Operating, administrative and other decreased by $2.6 million or 12.8% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, mainly attributable to cost containment measures and decreased executive bonuses and profit share due to the lower current year results.

Asia Pacific

Revenue decreased by $1.4 million or 8.4% for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.  This was primarily driven by lower lease revenue in Australia and by a continuing weak economy in China. Commissions, fees and other incentives were comparable at $8.1 million and $8.3 million for the three months ended March 31, 2002 and 2001, respectively.  Similar to EMEA, producer compensation is typically fixed in nature and does not decrease with a decline in revenue.  Operating, administrative and other decreased by $2.1 million or 19.8% for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. The decrease is primarily due to lower personnel requirements and other cost containment measures put in place during May 2001, as well as the organizational restructure implemented after the merger.

Liquidity and Capital Resources

            The Company believes it can satisfy its non-acquisition obligations, as well as its working capital requirements and funding of investments, with internally generated cash flow, borrowings under the revolving line of credit with CSFB or any replacement credit facilities.  Material acquisitions, if any, that necessitate cash will require new sources of capital such as an expansion of the revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet its anticipated non-acquisition cash requirements for the foreseeable future and in any event for the next twelve months and thereafter.

The 11¼% Senior Subordinated Notes, the senior credit facility and the 16% Senior Notes (Senior Notes) all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.  The debt agreements require the Company to maintain certain minimum levels of net worth, a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreements).  The agreements also restrict the payment of cash dividends and require the Company to pay a facility fee based on the total amount of the commitment.

The Senior Notes are solely the Company’s obligation to repay.  CBRE has neither guaranteed nor pledged any of its assets as collateral for the Senior Notes, and is not obligated to provide cashflow to the Company for repayment of these Senior Notes.  However, the Company has no substantive assets or operations other than its investment in CBRE to meet any required principal and interest payments on the Senior Notes. The Company will depend on CBRE’s cash flows to fund principal and interest payments as they come due.

On March 12, 2002, Moody’s Investor Service downgraded the Company’s senior secured term loans and Senior Subordinated Notes to B1 from Ba3 and to B3 from B2, respectively.  This downgrade does not impact the Company’s ability to borrow or affect the Company’s interest rate for the senior secured term loans.  Standard and Poor’s ratings of the Company’s senior secured term loans and Senior Subordinated Notes are currently BB- and B, respectively.

Net cash used in operating activities totaled $56.5 million for the three months ended March 31, 2002, a decrease of $47.7 million compared to the three months ended March 31, 2001.  This decline was primarily due to lower payments for 2001 bonus and profit sharing made in the current year.  This decline is due to the less favorable financial results in 2001 compared to the prior year quarter.

The Company utilized $11.3 million in investing activities during the three months ended March 31, 2002, an increase of $10.8 million compared to the prior year quarter. This increase was primarily due to the current year  payment of expenses related to the acquisition of CBRE by the Company.

Net cash provided by financing activities totaled $31.1 million for the three months ended March 31, 2002, compared to $104.9 million for the three months ended March 31, 2001.  This decrease was mainly attributable to a decline in the revolving credit facility balance at March 31, 2002 compared to prior year as less funds were needed to pay for bonuses and profit sharing during the current year quarter.

Litigation

            Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of CBRE’s stockholders against the Company, CBRE, its directors and the buying group which has taken CBRE private.  A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles.  These actions all alleged that the offering price for shares of CBRE’s common stock was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

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

            The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business.  Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome of these lawsuits will not have an impact on the Company’s ability to carry on its operations.  Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company’s consolidated financial position or results of operations.

Euro Conversion Disclosure

For the Company’s European operation, a majority of the European Union member countries converted to a common currency, the “Euro,” on January 1, 1999, with the remaining countries converting by January 2002.  The costs related to the conversion did not have a material impact on the Company’s financial results.

Net Operating Losses

The Company had US federal income tax net operating losses (NOLs) of approximately $9.5 million at March 31, 2002 and December 31, 2001.

The Company’s ability to utilize NOLs of CBRE has been limited for the period from July 21, 2001 to December 31, 2001 and will be limited in subsequent years because CBRE experienced a change in ownership greater than 50% on July 20, 2001. As a result of the ownership change, the limitation was approximately $5.2 million of its NOLs for the period from July 21, 2001 through December 31, 2001 and will be approximately $11.4 million in year 2002 and in each subsequent year until fully utilized.  The amount of NOLs is, in any event, subject to some uncertainty until the statute of limitations lapses after their utilization to offset taxable income.

Critical Accounting Policies

The Company has identified revenue recognition and the principles of consolidation as critical accounting policies. The Company records real estate commissions on sales upon close of escrow or upon transfer of title.  Real estate commissions on leases are generally recorded as income once the Company satisfies all obligations under the commission agreement. A typical commission agreement provides that the Company earns a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy.  The existence of any significant future contingencies will result in the delay of recognition of income until such contingencies are satisfied.  For example, if the Company does not earn all or a portion of the lease commission until the tenant pays their first month’s rent, and the lease agreement provides the tenant with a free rent period, the Company delays revenue recognition until cash rent is paid by the tenant.  Investment management and property management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered.  Loan origination fees are recognized at the time the loan closes and the Company has no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded as principal and interest payments are collected from mortgagors.  Other commissions and fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

The Company consolidates majority owned investments and separately discloses the equity attributable to minority shareholders’ interests in subsidiaries in the consolidated balance sheets.  Investments in unconsolidated subsidiaries in which the Company has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for by using the equity method.  Accordingly, the Company’s share of the earnings of these equity basis companies is included in consolidated net income.  All other investments held on a long-term basis are valued at cost less any permanent impairment in value.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises.”  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for by a single method—the purchase method.  This statement is effective for all business combinations initiated after June 30, 2001.  Accordingly, the Company accounted for the merger using the purchase method as prescribed by SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  This statement is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities with fiscal years beginning after March 15, 2001.  For acquisitions occurring after June 30, 2001, partial application of SFAS No. 142 is required, which includes the elimination of the amortization of goodwill created under such acquisitions and the requirement that intangible assets acquired be amortized in accordance with the provisions of SFAS No. 142.  All other aspects of SFAS No. 142 must be applied under the timeframe discussed above. The Company has adopted the portion of this statement related to the elimination of the amortization of the goodwill created in the acquisition of CBRE and the amortization criteria for identifiable intangible assets acquired.  The Company is currently evaluating the impact of the adoption of this statement in its entirety on its results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of its fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged.  The Company is currently evaluating the impact of the adoption of this statement on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The Company is currently evaluating the impact of the adoption of this statement on its results of operations and financial position.

Safe Harbor Statement Regarding Outlook and Other Forward-Looking Data

Portions of this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the ‘‘safe harbor’’ provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Form 10-Q. Any forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in its expectations or results or any change in events.  Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

Report of Management

The Company’s management is responsible for the integrity of the financial data reported by it and its subsidiaries.  Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with accounting principles generally accepted in the US.  Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that these statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

Approximately 25% of the Company’s business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit its exposure, as appropriate. Gains and losses on contracts are recognized in accordance with the provisions of SFAS No. 138, “Accounting For Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities.” The Company does not engage in any speculative activities.

The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 53 basis points, approximately 10% of the weighted average variable rate at March 31, 2002, the net impact would be a decrease of $.5 million on annual pre-tax income and cash provided by operating activities for the three months ending March 31, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of CBRE’s stockholders against the Company, CBRE, its directors and the buying group which has taken CBRE private.  A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles.  These actions all alleged that the offering price for shares of CBRE’s common stock was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

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

         The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business.  Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome of these lawsuits will not have an impact on the Company’s ability to carry on its operations.  Management believes that any liability that may result from the disposition of these lawsuits will not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits

            None

(b)                     Reports on Form 8-K

The registrant filed a Current Report on Form 8-K dated April 23, 2002 announcing that the client auditor relationship between the Company and Arthur Andersen LLP has ceased.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE HOLDING, INC.

Date: May 14, 2002	/s/ JAMES H. LEONETTI
James H. Leonetti
Chief Financial Officer