Form 10-Q/A
period 2002-03-31
CBRE HOLDING INC
filed 2002-08-13
CIK 1138118

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

          This amendment on Form 10-Q/A amends the Quarterly Report of CBRE Holding, Inc. on Form 10-Q previously filed for the quarter ended March 31, 2002 (the "Q-1 Form 10-Q").  In the Q-1 Form 10-Q, certain transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets,” were omitted.  These disclosures are now included as Footnote 3 to the financial statements.

          In the Q-1 Form 10-Q for the first quarter of 2002 as originally filed with the Securities and Exchange Commission on May 14, 2002, the Company noted that the financial statements included in the report had not been reviewed by the Company's independent accountants as is normally required under rules promulgated by the Securities and Exchange Commission.  The Commission has issued temporary rules relating to the financial statements of registrants which were clients of Arthur Andersen LLP permitting the filing of reports without review if the registrant chose not to continue the engagement of Arthur Andersen LLP.  Registrants are required to have the financial statements reviewed when a new firm is engaged.

          As previously reported, the Company has engaged a firm other than Arthur Andersen LLP as its independent accountants for 2002 and the unaudited financial statements included in this amended Quarterly Report on Form 10-Q/A for the first quarter of 2002 have now been reviewed by that firm.

CBRE HOLDING, INC.

FORM 10-Q

March 31, 2002

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

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenue:
Leases	$72,499	$103,166
Sales	61,006	73,843
Property and facilities management fees	27,405	27,872
Consulting and referral fees	17,548	16,367
Appraisal fees	16,124	18,836
Loan origination and servicing fees	12,730	14,812
Investment management fees	11,675	8,549
Other	5,003	9,053
Total revenue	223,990	272,498

Costs and expenses:
Commissions, fees and other incentives	100,266	122,966
Operating, administrative and other	112,636	135,511
Depreciation and amortization	7,592	11,696
Merger-related and other nonrecurring charges	582	-

Operating income	2,914	2,325
Interest income	864	800
Interest expense	16,017	9,055

Loss before benefit for income tax	(12,239)	(5,930)
Benefit for income tax	(6,144)	(3,084)

Net loss	$(6,095)	$(2,846)

Basic loss per share	$(0.40)	$(0.13)

Weighted average shares outstanding for basic loss per share	15,050,633	21,309,550

Diluted loss per share	$(0.40)	$(0.13)

Weighted average shares outstanding for diluted loss per share	15,050,633	21,309,550

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

2.  Basis of Preparation

The accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001, and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 reflect the consolidated balance sheets, results of operations and cash flows of the Company from inception and also include the consolidated financial statements of CBRE from the date of the merger which include all material adjustments required under the purchase method of accounting.  The Company had no operating or cash flow activity for the period from February 20, 2001 (inception) through March 31, 2001.  In addition, in accordance with Regulation S-X, CBRE is considered the predecessor to the Company.  As such, the historical financial statements of CBRE  prior to the merger are included in the accompanying unaudited consolidated financial statements, including the consolidated statement of operations for the three months ended March 31, 2001 and the consolidated statement of cash flows for the three months ended March 31, 2001 (collectively “Predecessor financial statements”). The Predecessor financial statements have not been adjusted to reflect the acquisition of CBRE by the Company. As such, the consolidated financial statements of the Company after the merger are not directly comparable to the Predecessor financial statements prior to the merger.

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

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments)  considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ materially from those estimates.  All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated statements to conform to current period presentation.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.  The consolidated financial statements and notes to the consolidated financial statements, along with management’s discussion  and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company’s recent filing on form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 2001.

3.              Goodwill and Other Intangible Assets

            In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles”.  SFAS No. 141 replaces APB 16 and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.  It also provides guidance on purchase accounting related to the recognition of intangible assets.  Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite useful lives are no longer amortized, but are subject to impairment tests on an annual basis, at a minimum, or whenever events or circumstances occur indicating goodwill might be impaired.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.

            Had the Company accounted for goodwill consistent with the provisions of SFAS No. 142 in prior periods, the Company’s net income would have been affected as follows (in thousands, except share data):

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

Reported net loss	$(6,095)	$(2,846)
Add back amortization of goodwill, net of taxes	—	3,518

Adjusted net (loss) earnings	$(6,095)	672

Basic (loss)earnings per share:
Reported net loss per share	$(0.40)	$(0.13)
Add back goodwill amortization per share	—	0.17

Adjusted basic (loss) earnings per share	$(0.40)	$0.04

Diluted loss (earnings) per share:
Reported net loss per share	$(0.40)	$(0.13)
Add back goodwill amortization per share	—	0.17

Adjusted diluted (loss) earnings per share	$(0.40)	$0.04

            In accordance with SFAS No. 142, all goodwill acquired in an acquisition shall be assigned to reporting units as of the date of acquisition.  The Company is currently evaluating the fair value of these reporting units and the applicable goodwill to be assigned.

4.  Investments in and Advances to Unconsolidated Subsidiaries

Condensed Statement of Operations for the unconsolidated subsidiaries accounted for using the equity method is as follows (in thousands):

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

6.  Commitments and Contingencies

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

7.  Comprehensive Loss

            Comprehensive loss consists of net loss and other comprehensive loss.  Accumulated other comprehensive loss consists of foreign currency translation adjustments.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings on non-US subsidiaries are deemed to be reinvested for an indefinite period of time.  The following table provides a summary of the comprehensive loss (dollars in thousands):

	Company	Predecessor
	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net loss	$(6,095)	$(2,846)
Foreign currency translation loss	(252)	(9,639)
Comprehensive loss	$(6,347)	$(12,485)

8.  Per Share Information

            Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding of 15,050,633 for the three months ended March 31, 2002.  As a result of operating losses incurred for the three months ended March 31, 2002, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive.

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

9.  Fiduciary Funds

            The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $402.8 million and $373.2 million at March 31, 2002 and December 31, 2001, respectively.

10.  Guarantor and Nonguarantor Financial Statements

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

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2002

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

11.  Industry Segments

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

The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 53 basis points, approximately 10% of the weighted average variable rate at March 31, 2002, the net impact would be a decrease of $.5 million on pre-tax income and cash provided by operating activities for the three months ending March 31, 2002.

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

CBRE HOLDING, INC.

Date: August 13, 2002	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer