Form 10-Q
period 2002-06-30
CBRE HOLDING INC
filed 2002-08-13
CIK 1138118

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of Class A and Class B common stock outstanding at July 31, 2002 was 1,696,062 and 12,624,813, respectively.

CBRE HOLDING, INC.

FORM 10-Q

June 30, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001, the six months ended June 30, 2002, the period from February 20, 2001 (inception) through June 30, 2001,  the three months ended June 30, 2001 and the six months ended June 30, 2001 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2002, the period from February 20, 2001 (inception) through June 30, 2001 and the six months ended June 30, 2001 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures

CBRE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,211	$57,450
Receivables, less allowance for doubtful accounts of $13,377 and $11,748 at June 30, 2002 and December 31, 2001, respectively	137,427	156,434
Warehouse receivable	142,300	106,790
Prepaid expenses	11,413	8,325
Deferred taxes, net	32,649	32,155
Other current assets	10,777	8,493
Total current assets	352,777	369,647

Property and equipment, net	64,928	68,451
Goodwill	583,213	609,543
Other intangible assets, net of accumulated amortization of $4,665 and $3,153 at June 30, 2002 and December 31, 2001, respectively	93,549	38,117
Cash surrender value of insurance policies, deferred compensation plan	63,975	69,385
Investments in and advances to unconsolidated subsidiaries	48,120	42,535
Deferred taxes, net	35,096	54,002
Prepaid pension costs	13,956	13,588
Other assets	96,309	94,085
Total assets	$1,351,923	$1,359,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$80,332	$82,982
Compensation and employee benefits payable	57,765	68,118
Accrued bonus and profit sharing	33,989	85,188
Income taxes payable	13,009	21,736
Short-term borrowings:
Warehouse line of credit	142,300	106,790
Revolver and swingline credit facility	30,000	—
Other	49,193	48,828
Total short-term borrowings	221,493	155,618
Current maturities of long-term debt	10,231	10,223
Total current liabilities	416,819	423,865

Long-term debt:
11¼% senior subordinated notes, net of unamortized discount of $3,163 and $3,263 at June 30, 2002 and December 31, 2001, respectively	225,837	225,737
Senior secured term loans	216,300	220,975
16% senior notes, net of unamortized discount of $5,230 and $5,344 at June 30, 2002 and December 31, 2001, respectively	60,420	59,656
Other long-term debt	12,725	15,695
Total long-term debt	515,282	522,063
Deferred compensation liability	100,034	105,104
Other liabilities	46,990	46,661
Total liabilities	1,079,125	1,097,693
Minority interest	4,608	4,296
Commitments and contingencies
Stockholders’ Equity:
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 1,759,361 and 1,730,601 shares issued and outstanding (including treasury shares) at June 30, 2002 and December 31, 2001, respectively	18	17
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 12,649,813 shares issued and outstanding (including treasury shares) at June 30, 2002 and December 31, 2001	126	127
Additional paid-in capital	240,786	240,541
Notes receivable from sale of stock	(643)	(1,043)
Accumulated earnings	18,620	17,426
Accumulated other comprehensive income	10,608	296
Treasury stock at cost, 83,634 shares at June 30, 2002	(1,325)	—
Total stockholders’ equity	268,190	257,364
Total liabilities and stockholders’ equity	$1,351,923	$1,359,353

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Company	Company	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	February 20, 2001 (inception) through June 30, 2001	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Revenue	$284,893	$—	$508,883	$—	$284,849	$557,347

Costs and expenses:
Commissions, fees and other incentives	130,761	—	231,027	—	133,139	256,105
Operating, administrative and other	120,735	—	233,371	—	131,201	266,712
Depreciation and amortization	4,111	—	11,703	—	11,446	23,142
Merger-related and other nonrecurring charges	23	—	605	—	5,608	5,608

Operating income	29,263	—	32,177	—	3,455	5,780
Interest income	534	580	1,398	580	692	1,492
Interest expense	14,904	1,775	30,921	1,775	9,358	18,413
Income (loss) before provision (benefit) for income tax	14,893	(1,195)	2,654	(1,195)	(5,211)	(11,141)
Provision (benefit) for income tax	7,604	(465)	1,460	(465)	(3,690)	(6,774)
Net income (loss)	$7,289	$(730)	$1,194	$(730)	$(1,521)	$(4,367)
Basic income (loss) per share	$0.48	$(11.45)	$0.08	$(16.48)	$(0.07)	$(0.20)
Weighted average shares outstanding for basic income (loss) per share	15,034,616	63,801	15,042,584	44,323	21,328,247	21,318,949
Diluted income (loss) per share	$0.48	$(11.45)	$0.08	$(16.48)	$(0.07)	$(0.20)
Weighted average shares outstanding for diluted income (loss) per share	15,217,186	63,801	15,212,141	44,323	21,328,247	21,318,949

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Company	Company	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Six Months Ended June 30, 2002	February 20, 2001 (inception) through June 30, 2001	Six Months Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,194	$(730)	$(4,367)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization excluding deferred financing costs	11,703	—	23,142
Deferred compensation plan deferrals	5,043	—	15,127
Gain on sale of properties, businesses and servicing rights	(3,999)	—	(9,728)
Provision for doubtful accounts	2,325	—	2,981
Decrease in receivables	22,969	—	20,254
Increase in prepaid expenses and other assets	(5,422)	(8,814)	(4,257)
Decrease (increase) in cash surrender value of insurance policies, deferred compensation plan	5,410	—	(16,305)
Decrease in compensation and employee benefits and accrued bonus and profit sharing	(58,982)	—	(89,893)
(Decrease) increase in accounts payable and accrued expenses	(822)	9,486	(13,393)
Decrease in income taxes payable	(8,921)	—	(25,695)
Decrease in other liabilities	(10,393)	—	(6,732)
Net change in other operating assets and liabilities	(237)	58	1,612
Net cash used in operating activities	(40,132)	—	(107,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,363)	—	(14,628)
Proceeds from sale of properties, businesses and servicing rights	2,259	—	9,191
Purchase of investments	(371)	—	(5,484)
Acquisition of businesses including net assets acquired, intangibles and goodwill	(9,892)	—	(1,123)
Other investing activities, net	(2,843)	—	1,476
Net cash used in investing activities	(16,210)	—	(10,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	134,250	—	—
Repayment of revolver and swingline credit facility	(104,250)	—	—
(Repayment of) proceeds from senior notes and other loans, net	(6,329)	—	1,315
Repayment of senior secured term loans	(4,676)	—	—
Proceeds from issuance of senior subordinated notes	—	225,629	—
Proceeds from revolving credit facility	—	—	185,000
Repayment of revolving credit facility	—	—	(70,000)
Proceeds from issuance of common stock	180	3,870	—
Other financing activities, net	(1,265)	—	602
Net cash provided by financing activities	17,910	229,499	116,917

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,432)	229,499	(905)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	57,450	—	20,854
Effect of exchange rate changes on cash	(807)	—	(1,401)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$18,211	$229,499	$18,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (none capitalized)	$27,205	$—	$17,202
Income taxes, net	$10,779	$—	$18,719

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

2.        New Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The adoption of  SFAS No. 144 did not have a material impact on the Company’s results of operations and financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds the following pronouncements:

• Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt;”

• Statement No. 44, “Accounting for Intangible Assets of Motor Carriers;” and

• Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”

The statement amends Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this Statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements on or after May 15, 2002, with early application encouraged. The Company is currently evaluating the impact of the adoption of this statement on its results of operations and financial position.

3.        Basis of Preparation

The accompanying consolidated balance sheets as of June 30, 2002 and December 31, 2001, the consolidated statement of operations for the three months ended June 30, 2002, and the consolidated statements of operations and cash flows for the six months ended June 30, 2002, reflect the consolidated balance sheets, results of operations and cash flows of the Company and also include the consolidated financial statements of CBRE from the date of the merger which include all material adjustments required under the purchase method of accounting.  In addition, in accordance with Regulation S-X, CBRE is considered the predecessor to the Company.  As such, the historical financial statements of CBRE prior to the merger are included in the accompanying unaudited consolidated financial statements, including the consolidated statement of operations for the three and six months ended June 30, 2001 and the consolidated statement of cash flows for the six months ended June 30, 2001 (collectively “Predecessor financial statements”). The Predecessor financial statements have not been adjusted to reflect the acquisition of CBRE by the Company. As such, the consolidated financial statements of the Company after the merger are not directly comparable to the Predecessor financial statements prior to the merger.

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

	Three Months Ended June 30 2001	Six Months Ended June 30 2001

Revenue	$284,849	$557,347
Operating income	$9,888	$15,954
Net loss	$(809)	$(5,299)
Basic loss per share	$(0.05)	$(0.35)
Diluted loss per share	$(0.05)	$(0.35)

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments)  considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ materially from those estimates.  All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated statements to conform to current period presentation.  The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.  The consolidated financial statements and notes to the consolidated financial statements should be read in conjunction with the Company’s recent filing on form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 2001.

4.        Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 replaces APB 16 and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.  It also provides guidance on purchase accounting related to the recognition of intangible assets.  Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests on an annual basis, at a minimum, or whenever events or circumstances occur indicating goodwill might be impaired.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

The Company adopted SFAS No. 141 for all business combinations completed after June 30, 2001.  The Company fully adopted SFAS No. 142 effective January 1, 2002.  The Company has identified its reporting units and has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those units.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  The Company obtained third party valuations that were finalized in June 2002, which indicated that there was no goodwill impairment as of January 1, 2002.

Had the Company accounted for goodwill consistent with the provisions of SFAS No. 142 in prior periods, the Company’s net income (loss) would have been affected as follows (in thousands, except share data):

	Company	Company	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	February 20, 2001 (inception) through June 30, 2001	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Reported net income (loss)	$7,289	$(730)	$1,194	$(730)	$(1,521)	$(4,367)
Add back amortization of goodwill, net of taxes	—	—	—	—	3,452	6,970
Adjusted net income (loss)	$7,289	$(730)	$1,194	$(730)	$1,931	$2,603

Basic earnings (loss) per share:
Reported net income (loss) per share	$0.48	$(11.45)	$0.08	$(16.48)	$(0.07)	$(0.20)
Add back goodwill amortization per share	—	—	—	—	0.16	0.33
Adjusted basic earnings (loss) per share	$0.48	$(11.45)	$0.08	$(16.48)	$0.09	$0.13

Diluted earnings (loss) per share:
Reported net income (loss) per share	$0.48	$(11.45)	$0.08	$(16.48)	$(0.07)	$(0.20)
Add back goodwill amortization per share	—	—	—	—	0.16	0.33
Adjusted diluted earnings (loss) per share	$0.48	$(11.45)	$0.08	$(16.48)	$0.09	$0.13

The Company is in the process of finalizing the fair value of all assets and liabilities as of the merger date.  The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows (dollars in thousands):

	Americas (1)	Mortgage Banking	Investment Management (US)	United Kingdom	EMEA (2)	Asia Pacific	Total

Balance at January 1, 2002	$422,449	$76,219	$11,520	$85,244	$11,393	$2,718	$609,543
Reclassed (to) from intangible assets	(50,764)	(6,979)	(556)	3,617	—	—	(54,682)
Purchase accounting adjustments related to prior acquisitions	17,498	2,709	148	2,743	1,014	4,240	28,352
Balance at June 30, 2002	$389,183	$71,949	$11,112	$91,604	$12,407	$6,958	$583,213

(1)  Excludes Mortgage Banking and Investment Management in the United States.

(2)  Excludes United Kingdom.

Intangible assets totaled $93.5 million, net of accumulated amortization of $4.7 million, as of June 30, 2002 and are comprised of the following (dollars in thousands):

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets
Management contracts	$18,542	$3,335
Loan servicing rights	15,972	1,330
Total	$34,514	$4,665

Unamortizable intangible assets
Trademark	$63,700

The trademark was established as a result of the merger and has an indefinite life.  The management contracts and loan servicing rights are amortized over useful lives ranging up to ten years.  Amortization expense related to these intangible assets was $1.1 million for the six months ended June 30, 2002.  The estimated amortization expense for the year ending December 31, 2002 and for the subsequent four years ending December 31, 2006 approximates $5.0 million, $5.0 million, $3.9 million, $3.4 million and $3.1 million, respectively.

5.              Investments in and Advances to Unconsolidated Subsidiaries

Condensed Statements of Operations for the unconsolidated subsidiaries accounted for using the equity method are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Revenue	$88,576	$66,380	$168,906	$136,029
Operating income	$23,344	$10,187	$40,549	$22,876
Net (loss) income	$(3,771)	$(15)	$9,456	$7,831

The Company’s investment management business involves investing the Company’s own capital in certain real estate investments with clients, including its equity investments in CB Richard Ellis Strategic Partners, L.P., CB Richard Ellis Corporate Partners, L.L.C. and other co-investments.  The Company has provided investment management, property management, brokerage, appraisal and other professional services to these equity investees.

6.   Debt

The Company has $229.0 million in aggregate principal amount of 11 ¼% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the merger.  The Notes require semi-annual payments of interest in arrears on June 15 and December 15, commencing on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 ¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings.  In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company and CBRE’s domestic subsidiaries.  The effective yield on the Notes is 11.5%.  The amount included in the accompanying unaudited consolidated balance sheets, net of unamortized discount, was $225.8 million at June 30, 2002.

The Company also entered into a $325.0 million Senior Credit Facility (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all their assets.  The Credit Facility includes the Tranche A term facility of $50.0 million, maturing on July 20, 2007; the Tranche B term facility of $185.0 million, maturing on July 18, 2008; and the revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007.  Borrowings under the senior secured credit facilities will bear interest at varying rates based on the Company’s option, at either LIBOR plus 2.50% to 3.25% or the alternate base rate plus 1.50% to 2.25% as determined by reference to the Company’s ratio of total debt less available cash to EBITDA, as defined in the debt agreement, in the case of the Tranche A and the revolving facility, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of the Tranche B facility.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.

The Tranche A facility will fully amortize by July 20, 2007 through quarterly principal payments over 6 years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of approximately $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day as determined by the Company in the month of December of each year. The Company repaid its revolving credit facility as of December 1, 2001 and at June 30, 2002 had an outstanding line of credit of $30.0 million. The total amount outstanding under the credit facility included in senior secured term loans, current maturities of long-term debt and short-term borrowings in the accompanying consolidated balance sheets was $255.7 million at June 30, 2002.

The Company issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011

(the Senior Notes).  The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company.  Interest accrues at a rate of 16.0% per year and is payable quarterly in cash in arrears.  However, until July 2006, interest in excess of 12.0% may be paid in kind. Additionally, at any time, interest may be paid in kind to the extent CBRE’s ability to pay cash dividends is restricted by the terms of the Credit Facility.  The Company elected to pay in kind interest in excess of 12.0%, or 4.0% that was payable on April 20, 2002.  The Senior Notes are redeemable at the Company’s option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes at 101.0% of par. The total amount included in the accompanying consolidated balance sheets was $60.4 million, net of unamortized discount, at June 30, 2002.

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

The Notes, the Credit Facility and the Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.  The debt agreements require the Company to maintain certain minimum levels of net worth, a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreements).  The agreements also restrict the payment of cash dividends.  The Credit Facility requires the Company to pay a facility fee based on the total amount of the unused commitment.

The Company has short-tem borrowings of $221.5 million and $155.6 million with related weighted average interest rates of 4.2% and 4.5% as of June 30, 2002 and December 31, 2001, respectively.

A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC).  The credit agreement provides for a revolving line of credit of up to $350.0 million through February 28, 2002, and $150.0 million for the period from March 1, 2002 through August 31, 2002, and bears interest at 1.0% over the RFC base rate.  The agreement expires on August 31, 2002. On April 20, 2002, the Company obtained a temporary line of credit increase of $210.0 million, which resulted in a total line of credit equaling $360.0 million, which expired on July 31, 2002.  On August 1, 2002, the Company obtained another temporary line of credit increase of $20.0 million, resulting in a total line of credit equaling $170.0 million, which expires on August 31, 2002.  During the quarter ended June 30, 2002, the Company had a maximum of $309.2 million revolving line of credit principal outstanding.  At June 30, 2002, the Company had a $142.3 million warehouse line of credit outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.  The Company also had a $142.3 million warehouse receivable.

During 2001, the Company incurred certain non recourse debt through a joint venture in order to purchase property that is held for sale.  In February 2002, the maturity date on this non recourse debt was extended to September 18, 2002.

7.  Commitments and Contingencies

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

An important part of the strategy for the Company’s investment management business involves investing the

Company’s own capital in certain real estate investments with its clients. As of June 30, 2002, the Company had committed an additional $29.7 million to fund future co-investments.

8.   Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-US subsidiaries are deemed to be reinvested for an indefinite period of time.

The following table provides a summary of the comprehensive income (loss) (dollars in thousands):

	Company	Company	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Six Months Ended June 30, 2002	February 20, 2001 (inception) through June 30, 2001	Six Months Ended June 30, 2001

Net income (loss)	$1,194	$(730)	$(4,367)
Foreign currency translation gain (loss)	10,312	—	(7,070)

Comprehensive income (loss)	$11,506	$(730)	$(11,437)

9.  Per Share Information

Basic income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding of 15,034,616 and 63,801 for the three months ending June 30, 2002 and 2001, respectively, and 15,042,584 and 44,323 for the six months ended June 30, 2002 and for the period from February 20, 2001 (inception) to June 30, 2001, respectively. Diluted income per share for the three and six months ended June 30, 2002 included the dilutive effect of contingently issuable shares of 182,570 and 169,557, respectively.  As of June 30, 2001, the Company had no common stock equivalents outstanding.

Basic loss per share for CBRE was computed by dividing the net loss by the weighted average number of common shares outstanding of 21,328,247 and 21,318,949 for the three and six months ended June 30, 2001, respectively.  As a result of operating losses incurred for the three and six months ended June 30, 2001, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive.

Due to the change in equity structure as a result of the merger, the current year per share information is not comparable to that of the prior year.

10.  Fiduciary Funds

The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $413.0 million and $373.2 million at June 30, 2002 and December 31, 2001, respectively.

11.  Guarantor and Nonguarantor Financial Statements

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

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2002 and December 31, 2001; condensed consolidating statements of operations for the three and six months ended June 30, 2002 and 2001, and the period from February 20, 2001 (inception) through June 30, 2001 and condensed consolidating statements of cash flows for the six months ended June 30, 2002 and 2001 and the period from February 20, 2001 (inception) through June 30, 2001 of (a) Holding, the parent, (b) CBRE, which is the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis; and (2) Elimination entries necessary to consolidate CBRE Holding, Inc., the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting.  The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2002

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$216	$142	$11,255	$6,598	$—	$18,211
Receivables, less allowance for doubtful accounts	29	29	57,938	79,431	—	137,427
Warehouse receivable	—	—	142,300	—	—	142,300
Prepaid and other current assets	32,649	17,913	8,709	11,490	(15,922)	54,839
Total current assets	32,894	18,084	220,202	97,519	(15,922)	352,777
Property and equipment, net	—	—	49,003	15,925	—	64,928
Goodwill	—	—	454,253	128,960	—	583,213
Other intangible assets, net	—	—	90,405	3,144	—	93,549
Cash surrender value of insurance policies, deferred compensation plan	—	63,975	—	—	—	63,975
Investment in and advances to unconsolidated subsidiaries	—	4,472	39,390	4,258	—	48,120
Investment in consolidated subsidiaries	301,549	294,902	86,928	—	(683,379)	—
Inter-company loan receivable	—	484,156	—	—	(484,156)	—
Deferred taxes, net	35,096	—	—	—	—	35,096
Prepaid pension costs	—	—	—	13,956	—	13,956
Other assets	6,874	22,542	16,219	50,674	—	96,309
Total assets	$376,413	$888,131	$956,400	$314,436	$(1,183,457)	$1,351,923

Current Liabilities:
Accounts payable and accrued expenses	$2,042	$4,873	$32,643	$40,774	$—	$80,332
Inter-company payable	15,922	—	—	—	(15,922)	—
Compensation and employee benefits payable	—	—	37,950	19,815	—	57,765
Accrued bonus and profit sharing	—	—	18,696	15,293	—	33,989
Income taxes payable	13,009	—	—	—	—	13,009
Short-term borrowings:
Warehouse line of credit	—	—	142,300	—	—	142,300
Revolving credit and swingline facility	—	30,000	—	—	—	30,000
Other	—	188	316	48,689	—	49,193
Total short-term borrowings	—	30,188	142,616	48,689	—	221,493
Current maturities of long-term debt	—	9,350	49	832	—	10,231
Total current liabilities	30,973	44,411	231,954	125,403	(15,922)	416,819
Long-term debt:
11¼% senior subordinated notes, net of unamortized discount	—	225,837	—	—	—	225,837
Senior secured term loans	—	216,300	—	—	—	216,300
16% senior notes, net of unamortized discount	60,420	—	—	—	—	60,420
Other long-term debt	—	—	12,324	401	—	12,725
Inter-company loan payable	—	—	401,327	82,829	(484,156)	—
Total long-term debt	60,420	442,137	413,651	83,230	(484,156)	515,282
Deferred compensation liability	—	100,034	—	—	—	100,034
Other liabilities	16,830	—	15,893	14,267	—	46,990
Total liabilities	108,223	586,582	661,498	222,900	(500,078)	1,079,125

Minority interest	—	—	—	4,608	—	4,608

Commitments and contingencies

Stockholders’ Equity	268,190	301,549	294,902	86,928	(683,379)	268,190

Total liabilities and stockholders’ equity	$376,413	$888,131	$956,400	$314,436	$(1,183,457)	$1,351,923

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$3	$931	$42,204	$14,312	$—	$57,450
Receivables, less allowance for doubtful accounts	47	71	70,343	85,973	—	156,434
Warehouse receivable	—	—	106,790	—	—	106,790
Prepaid and other current assets	32,155	12,465	6,321	8,353	(10,321)	48,973
Total current assets	32,205	13,467	225,658	108,638	(10,321)	369,647
Property and equipment, net	—	—	51,314	17,137	—	68,451
Goodwill	—	197,748	208,432	203,363	—	609,543
Other intangible assets, net	—	—	31,219	6,898	—	38,117
Cash surrender value of insurance policies, deferred compensation plan	—	69,385	—	—	—	69,385
Investment in and advances to unconsolidated subsidiaries	—	4,132	34,296	4,107	—	42,535
Investment in consolidated subsidiaries	274,402	65,690	168,974	—	(509,066)	—
Inter-company loan receivable	—	465,173	—	—	(465,173)	—
Deferred taxes, net	54,002	—	—	—	—	54,002
Prepaid pension costs	—	—	—	13,588	—	13,588
Other assets	7,320	24,387	14,739	47,639	—	94,085
Total assets	$367,929	$839,982	$734,632	$401,370	$(984,560)	$1,359,353

Current Liabilities:
Accounts payable and accrued expenses	$2,022	$4,236	$37,325	$39,399	$—	$82,982
Inter-company payable	10,321	—	—	—	(10,321)	—
Compensation and employee benefits payable	—	—	44,192	23,926	—	68,118
Accrued bonus and profit sharing	—	—	56,821	28,367	—	85,188
Income taxes payable	21,736	—	—	—	—	21,736
Short-term borrowings:
Warehouse line of credit	—	—	106,790	—	—	106,790
Other	—	178	309	48,341	—	48,828
Total short-term borrowings	—	178	107,099	48,341	—	155,618
Current maturities of long-term debt	—	9,350	129	744	—	10,223
Total current liabilities	34,079	13,764	245,566	140,777	(10,321)	423,865
Long-term debt:
11¼% senior subordinated notes, net of unamortized discount	—	225,737	—	—	—	225,737
Senior secured term loans	—	220,975	—	—	—	220,975
16% senior notes, net of unamortized discount	59,656	—	—	—	—	59,656
Other long-term debt	—	—	14,974	721	—	15,695
Inter-company loan payable	—	—	393,827	71,346	(465,173)	—
Total long-term debt	59,656	446,712	408,801	72,067	(465,173)	522,063
Deferred compensation liability	—	105,104	—	—	—	105,104
Other liabilities	16,830	—	14,575	15,256	—	46,661
Total liabilities	110,565	565,580	668,942	228,100	(475,494)	1,097,693

Minority interest	—	—	—	4,296	—	4,296

Commitments and contingencies

Stockholders’ Equity	257,364	274,402	65,690	168,974	(509,066)	257,364

Total liabilities and stockholders’ equity	$367,929	$839,982	$734,632	$401,370	$(984,560)	$1,359,353

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$205,051	$79,842	$—	$284,893
Costs and expenses:
Commissions, fees and other incentives	—	—	97,778	32,983	—	130,761
Operating, administrative and other	140	1,031	85,682	33,882	—	120,735
Depreciation and amortization	—	—	2,446	1,665	—	4,111
Merger-related and other nonrecurring charges	—	23	—	—	—	23
Operating (loss) income	(140)	(1,054)	19,145	11,312	—	29,263
Interest income	40	13,250	297	168	(13,221)	534
Interest expense	2,821	10,943	12,279	2,082	(13,221)	14,904
Equity income of consolidated subsidiaries	9,499	9,240	5,448	—	(24,187)	—
Income before (benefit) provision for income tax	6,578	10,493	12,611	9,398	(24,187)	14,893
(Benefit) provision for income tax	(711)	994	3,371	3,950	—	7,604
Net income	$7,289	$9,499	$9,240	$5,448	$(24,187)	$7,289

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$—	$—	$—	$—
Costs and expenses:
Commissions, fees and other incentives	—	—	—	—	—	—
Operating, administrative and other	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	—	—
Operating income	—	—	—	—	—	—
Interest income	580	—	—	—	—	580
Interest expense	1,775	—	—	—	—	1,775
Equity income of consolidated subsidiaries	—	—	—	—	—	—
Loss before benefit for income tax	(1,195)	—	—	—	—	(1,195)
Benefit for income tax	(465)	—	—	—	—	(465)
Net loss	$(730)	$—	$—	$—	$—	$(730)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$373,611	$135,272	$—	$508,883
Costs and expenses:
Commissions, fees and other incentives	—	—	169,433	61,594	—	231,027
Operating, administrative and other	240	3,242	165,566	64,323	—	233,371
Depreciation and amortization	—	—	7,647	4,056	—	11,703
Merger-related and other nonrecurring charges	—	605	—	—	—	605
Operating (loss) income	(240)	(3,847)	30,965	5,299	—	32,177
Interest income	85	23,065	1,000	254	(23,006)	1,398
Interest expense	5,615	21,410	21,634	5,268	(23,006)	30,921
Equity income of consolidated subsidiaries	4,288	5,869	163	—	(10,320)	—
(Loss) income before (benefit) provision for income tax	(1,482)	3,677	10,494	285	(10,320)	2,654
(Benefit) provision for income tax	(2,676)	(611)	4,625	122	—	1,460
Net income	$1,194	$4,288	$5,869	$163	$(10,320)	$1,194

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) THROUGH JUNE 30, 2001

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$—	$—	$—	$—
Costs and expenses:
Commissions, fees and other incentives	—	—	—	—	—	—
Operating, administrative and other	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	—	—
Operating income	—	—	—	—	—	—
Interest income	580	—	—	—	—	580
Interest expense	1,775	—	—	—	—	1,775
Equity income of consolidated subsidiaries	—	—	—	—	—	—
Loss before benefit for income tax	(1,195)	—	—	—	—	(1,195)
Benefit for income tax	(465)	—	—	—	—	(465)
Net loss	$(730)	$—	$—	$—	$—	$(730)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001

(Unaudited)

(Dollars in thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$216,877	$67,972	$—	$284,849
Costs and expenses:
Commissions, fees and other incentives	—	105,602	27,537	—	133,139
Operating, administrative and other	558	93,747	36,896	—	131,201
Depreciation and amortization	—	7,518	3,928	—	11,446
Merger-related and other nonrecurring charges	2,741	2,867	—	—	5,608
Operating (loss) income	(3,299)	7,143	(389)	—	3,455
Interest income	7,803	494	198	(7,803)	692
Interest expense	8,500	6,820	1,841	(7,803)	9,358
Equity income of consolidated subsidiaries	1,125	1,293	—	(2,418)	—
(Loss) income before (benefit) provision for income tax	(2,871)	2,110	(2,032)	(2,418)	(5,211)
(Benefit) provision for income tax	(1,350)	985	(3,325)	—	(3,690)
Net (loss) income	$(1,521)	$1,125	$1,293	$(2,418)	$(1,521)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2001

(Unaudited)

(Dollars in thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$427,886	$129,461	$—	$557,347
Costs and expenses:
Commissions, fees and other incentives	—	199,736	56,369	—	256,105
Operating, administrative and other	137	193,819	72,756	—	266,712
Depreciation and amortization	—	15,369	7,773	—	23,142
Merger-related and other nonrecurring charges	2,741	2,867			5,608
Operating (loss) income	(2,878)	16,095	(7,437)	—	5,780
Interest income	14,896	932	560	(14,896)	1,492
Interest expense	16,352	13,287	3,670	(14,896)	18,413
Equity losses of consolidated subsidiaries	(1,523)	(3,067)	—	4,590	—
(Loss) income before (benefit) provision for income tax	(5,857)	673	(10,547)	4,590	(11,141)
(Benefit) provision for income tax	(1,490)	2,196	(7,480)	—	(6,774)
Net loss	$(4,367)	$(1,523)	$(3,067)	$4,590	$(4,367)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$1,055	$(3,332)	$(26,271)	$(11,584)	$(40,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(4,002)	(1,361)	(5,363)
Proceeds from sale of properties, businesses and servicing rights	—	—	897	1,362	2,259
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(10,334)	442	—	(9,892)
Other investing activities, net	—	—	(3,128)	(86)	(3,214)

Net cash used in investing activities	—	(10,334)	(5,791)	(85)	(16,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	134,250	—	—	134,250
Repayment of revolver and swingline credit facility	—	(104,250)	—	—	(104,250)
Repayment of senior notes and other loans, net	—	—	(2,634)	(3,695)	(6,329)
Repayment of senior secured term loans	—	(4,676)	—	—	(4,676)
(Increase) decrease in intercompany receivables, net	—	(12,296)	3,827	8,469	—
Other financing activities, net	(842)	(151)	(80)	(12)	(1,085)

Net cash (used in) provided by financing activities	(842)	12,877	1,113	4,762	17,910

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	213	(789)	(30,949)	(6,907)	(38,432)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of exchange rate changes on cash	—	—	—	(807)	(807)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$216	$142	$11,255	$6,598	$18,211

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$4,550	$18,945	$895	$2,815	$27,205
Income taxes, net	$10,779	$—	$—	$—	$10,779

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 20 (INCEPTION) THROUGH JUNE 30, 2001

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes	225,629	—	—	—	225,629
Proceeds from issuance of common stock	3,870	—	—	—	3,870

Net cash provided by financing activities	229,499	—	—	—	229,499

NET INCREASE IN CASH AND CASH EQUIVALENTS	229,499	—	—	—	229,499
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	—	—	—
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$229,499	$—	$—	$—	$229,499

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$—	$—	$—	$—	$—
Income taxes, net	$—	$—	$—	$—	$—

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001

(Unaudited)

(Dollars in thousands)

(Predecessor)

	CBRE	Guarantor Subsidiariess	Nonguarantor Subsidiarie	Consolidated Total

CASH FLOWS USED IN OPERATING ACTIVITIES:	$(33,725)	$(49,756)	$(23,773)	$(107,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(11,441)	(3,187)	(14,628)
Proceeds from sale of properties, businesses and servicing rights	—	8,763	428	9,191
Purchases of investments	—	(2,500)	(2,984)	(5,484)
Other investing activities, net	209	195	(51)	353

Net cash provided by (used in) investing activities.	209	(4,983)	(5,794)	(10,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	185,000	—	—	185,000
Repayment of revolving credit facility	(70,000)	—	—	(70,000)
(Increase) decrease in intercompany receivables, net	(81,454)	58,702	22,752	—
Other financing activities, net	136	(1,721)	3,502	1,917

Net cash provided by financing activities	33,682	56,981	26,254	116,917

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.	166	2,242	(3,313)	(905)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	62	7,558	13,234	20,854
Effect of exchange rate changes on cash	—	—	(1,401)	(1,401)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$228	$9,800	$8,520	$18,548

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$16,131	$997	$74	$17,202
Income taxes, net	$18,719	$—	$—	$18,719

12.    Industry Segments

In the third quarter of 2001, subsequent to the merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations.  The Company reports its operations through three geographically organized segments:  (1) The Americas, (2) Europe, Middle East, and Africa (EMEA) and (3) Asia Pacific.  The Americas consist of the United States, Canada, Mexico, and operations located in Central and South America.  EMEA mainly consists of Europe, while Asia Pacific includes the operations in Asia, Australia and New Zealand.  Previously, the Company reported its segments based on the applicable type of revenue transaction.  The Americas’ prior year results include a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund contracts in the first quarter of 2001. The following table summarizes the revenue and operating income (loss) by operating segment (dollars in thousands):

	Company	Company	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	February 20, 2001 (inception) through June 30, 2001	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Revenue
Americas	$215,908	$—	$394,521	$—	$225,914	$448,427
EMEA	43,298	—	73,371	—	37,528	70,808
Asia Pacific	25,687	—	40,991	—	21,407	38,112
	$284,893	$—	$508,883	$—	$284,849	$557,347

Operating income (loss)
Americas	$18,473	$—	$26,620	$—	$1,848	$10,625
EMEA	4,950	—	1,936	—	1,245	(1,993)
Asia Pacific	5,840	—	3,621	—	362	(2,852)
	$29,263	$—	$32,177	$—	$3,455	$5,780
Interest income	534	580	1,398	580	692	1,492
Interest expense	14,904	1,775	30,921	1,775	9,358	18,413

Income (loss) before provision (benefit) for income tax	$14,893	$(1,195)	$2,654	$(1,195)	$(5,211)	$(11,141)

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

The results of operations of the Company for the quarter ended June 30, 2001 have been derived by combining the results of operations of the Company for the quarter ended June 30, 2001 with the results of CBRE, prior to the merger, for the quarter ended June 30, 2001.  The results of operations for the six months ended June 30, 2001 reflect the combination of the results of operations of the Company for the period February 20, 2001 (inception) to June 30, 2001 with the results of operations for CBRE, prior to the merger, for the six months ended June 30, 2001.  The results of operations and cash flows of CBRE prior to the merger incorporated in this discussion are the historical results and cash flows of CBRE, the predecessor to the Company.  These CBRE results do not reflect any purchase accounting adjustments which are included in the results of the Company subsequent to the merger.  Due to the effects of purchase accounting applied as a result of the merger and the additional interest expense associated with the debt incurred to finance the merger, the results of operations of the Company may not be comparable in all respects to the results of operations for CBRE prior to the merger.  However, the Company’s management believes a discussion of the operations is more meaningful by comparing the results of the Company with the results of CBRE.

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

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

The Company reported a consolidated net income of $7.3 million for the three months ended June 30, 2002, on revenue of $284.9 million compared to a consolidated net loss of $2.3 million on revenue of $284.8 million for the three months ended June 30, 2001.

Revenue on a consolidated basis for the three months ended June 30, 2002 was comparable to the three months ended June 30, 2001. Increases of $13.8 million in sales revenue and $4.4 million in investment management fees worldwide were offset by a $17.5 million decline in lease revenue in the Company’s Americas and Asian operations.

Commissions, fees and other incentives on a consolidated basis totaled $130.8 million, a decrease of $2.4 million or 1.8% from the second quarter of 2001.  Lower lease revenue in the Company’s Americas division caused the decline in variable commissions.  This decline was offset by increased producer compensation within the international operations. Commissions, fees and other incentives as a percentage of revenue decreased slightly to 45.9% in the current quarter, compared to 46.7% in the prior year quarter.

Operating, administrative and other on a consolidated basis was $120.7 million, a decrease of $10.5 million or 8.0% for the three months ended June 30, 2002 as compared to the second quarter of the prior year.  This decrease was a result of cost cutting measures and operational efficiencies initiated in May 2001.  An organizational restructuring was also implemented after the merger transaction was completed that included the reduction of administrative staff in corporate and divisional headquarters and the scaling back of unprofitable operations.

Depreciation and amortization expense on a consolidated basis decreased by $7.3 million or 64.1% mainly due to the discontinuation of goodwill amortization after the merger, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  The current quarter also included a one-time reduction of amortization expense of $2.0 million arising from the adjustment of certain intangible assets to their estimated fair values as of the acquisition date as determined by independent third party appraisers.

The three months ended June 30, 2001 included merger-related and other nonrecurring charges on a consolidated basis of $5.6 million. These costs primarily consisted of merger-related costs of $1.3 million, the write-off of an e-business investment of $2.9 million, as well as severance costs of $1.4 million related to the Company’s cost reduction program implemented in May 2001.

Consolidated interest expense was $14.9 million, an increase of $3.8 million or 33.9% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001.  This was primarily attributable to the Company’s change in debt structure as a result of the merger.

Income tax expense on a consolidated basis was $7.6 million for the three months ended June 30, 2002 as compared to an income tax benefit of $4.2 million for the three months ended June 30, 2001.  The income tax provision (benefit) and effective tax rate were not comparable between periods due to the effects of the merger and the adoption of SFAS No. 142, which includes the elimination of the amortization of goodwill created under such merger transactions.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

The Company reported a consolidated net income of $1.2 million for the six months ended June 30, 2002 on revenue of $508.9 million compared to a consolidated net loss of $5.1 million on revenue of $557.3 million for the six months ended June 30, 2001.

Revenue on a consolidated basis decreased by $48.5 million or 8.7% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decline was mainly driven by a $48.2 million decrease in worldwide lease revenue during the current year. Other revenue also decreased by $6.3 million, attributable primarily to the sale of mortgage fund contracts in March 2001. These decreases were partially offset by higher investment management fees in Asia and North America.

Commissions, fees and other incentives on a consolidated basis totaled $231.0 million for the six months ended June 30, 2002, a decrease of $25.1 million or 9.8% from the six months ended June 30, 2001.  This decrease was primarily due to lower variable commission expense, principally in North America, driven by lower lease revenue. This was slightly offset by higher producer compensation within the international operations.  Commissions, fees and other incentives as a percentage of revenue decreased slightly to 45.4% in the current year, compared to 46.0% in the prior year.

Operating, administrative and other on a consolidated basis was $233.4 million for the six months ended June 30, 2002, a decrease of $33.3 million or 12.5% as compared to the six months ended June 30, 2001.  This decrease was due to cost cutting measures and operational efficiencies initiated in May 2001.  An organizational restructure was also implemented after the merger transaction was completed that included the reduction of administrative staff in corporate and divisional headquarters and the scaling back of unprofitable operations.

Depreciation and amortization expense on a consolidated basis decreased by $11.4 million or 49.4% mainly due to the discontinuation of goodwill amortization after the merger, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The six months ended June 30, 2002 also included a one-time reduction of amortization expense of $2.0 million arising from the adjustment of certain intangible assets to their estimated fair values as of the acquisition date as determined by independent third party appraisers.

The six months ended June 30, 2001 included merger-related and other nonrecurring charges on a consolidated basis of $5.6 million. These costs primarily consisted of merger-related costs of $1.3 million, the write-off of an e-business investment of $2.9 million, as well as severance costs of $1.4 million related to the Company’s cost reduction program implemented in May 2001.

Consolidated interest expense was $30.9 million, an increase of $10.7 million or 53.2% over the six months ended June 30, 2001.  This was primarily attributable to the Company’s change in debt structure as a result of the merger.

Income tax expense on a consolidated basis was $1.5 million for the six months ended June 30, 2002 as compared to an income tax benefit of $7.2 million for the six months ended June 30, 2001.  The income tax provision (benefit) and effective tax rate were not comparable between periods due to the effects of the merger and the adoption of SFAS No. 142, which includes the elimination of the amortization of goodwill created under such merger transactions.

Segment Operations

In the third quarter of 2001, subsequent to the merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations.  The Company now conducts and reports its operations through three geographically organized segments: (1) The Americas, (2) Europe, Middle East and Africa (EMEA), and (3) Asia Pacific.  The Americas consist of the United States (US), Canada, Mexico and operations located in Central and South America.  EMEA mainly consists of Europe, while Asia Pacific includes the operations in Asia, Australia and New Zealand. The Americas’ prior year results include a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund contracts in the first quarter of 2001. The following unaudited table summarizes the revenue, cost and expenses, and operating income (loss) by operating segment for the periods ended June 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Americas
Revenue	$215,908	$225,914	$394,521	$448,427
Costs and expenses:
Commissions, fees and other incentives	103,643	110,431	181,254	210,753
Operating, administrative and other	91,053	99,975	177,835	204,994
Depreciation and amortization	2,716	8,052	8,207	16,447
Merger-related and other nonrecurring charges	23	5,608	605	5,608
Operating income	$18,473	$1,848	$26,620	$10,625
EBITDA, excluding merger-related and other nonrecurring charges	$21,212	$15,508	$35,432	$32,680
EBITDA, excluding merger-related and other nonrecurring charges, margin.	9.8%	6.9%	9.0%	7.3%

EMEA
Revenue	$43,298	$37,528	$73,371	$70,808
Costs and expenses:
Commissions, fees and other incentives	16,615	14,014	31,131	28,401
Operating, administrative and other	20,872	20,092	38,330	40,121
Depreciation and amortization	861	2,177	1,974	4,279
Operating income (loss)	$4,950	$1,245	$1,936	$(1,993)
EBITDA, excluding merger-related and other nonrecurring charges	$5,811	$3,422	$3,910	$2,286
EBITDA, excluding merger-related and other nonrecurring charges, margin	13.4%	9.1%	5.3%	3.2%

Asia Pacific
Revenue	$25,687	$21,407	$40,991	$38,112
Costs and expenses:
Commissions, fees and other incentives	10,503	8,694	18,642	16,951
Operating, administrative and other	8,810	11,134	17,206	21,597
Depreciation and amortization	534	1,217	1,522	2,416
Operating income (loss)	$5,840	$362	$3,621	$(2,852)
EBITDA, excluding merger-related and other nonrecurring charges	$6,374	$1,579	$5,143	$(436)
EBITDA, excluding merger-related and other nonrecurring charges, margin	24.8%	7.4%	12.5%	-1.1%

Total operating income	$29,263	$3,455	$32,177	$5,780

Total EBITDA, excluding merger-related and other nonrecurring charges	$33,397	$20,509	$44,485	$34,530

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges.  Management believes that the presentation of EBITDA will enhance a reader’s understanding of the Company’s operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by the Company to service its debt and for other required or discretionary purposes.  Additionally, many of the Company’s debt covenants are based upon EBITDA.  Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA.  EBITDA should not be considered as an alternative to (i) operating income determined in accordance with accounting principles generally accepted in the US or (ii) operating cash flow determined in accordance with accounting principles generally accepted in the US.  The Company’s calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

EBITDA, excluding merger-related and other nonrecurring charges is calculated as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Americas
Operating income	$18,473	$1,848	$26,620	$10,625
Add:
Depreciation and amortization	2,716	8,052	8,207	16,447
Merger-related and other nonrecurring charges	23	5,608	605	5,608
EBITDA, excluding merger-related and other nonrecurring charges	$21,212	$15,508	$35,432	$32,680

EMEA
Operating income (loss)	$4,950	$1,245	$1,936	$(1,993)
Add:
Depreciation and amortization	861	2,177	1,974	4,279
EBITDA, excluding merger-related and other nonrecurring charges	$5,811	$3,422	$3,910	$2,286

Asia Pacific
Operating income (loss)	$5,840	$362	$3,621	$(2,852)
Add:
Depreciation and amortization	534	1,217	1,522	2,416
EBITDA, excluding merger-related and other nonrecurring charges	$6,374	$1,579	$5,143	$(436)

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Americas

Revenue decreased by $10.0 million or 4.4% for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, attributable primarily to a decline in lease revenue, slightly offset by an increase in sales revenue.  The lease revenue decrease was due to a lower average value per transaction. The sales revenue increase was driven by a higher number of transactions and a higher average value per transaction. Commissions, fees and other incentives decreased by $6.8 million or 6.1% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, caused primarily by lower variable commissions and producer bonuses driven by lower lease revenue. As a result, commissions as a percentage of revenue decreased from 48.9% for the second quarter of the prior year to 48.0% for the second quarter in the current year. Operating, administrative and other decreased by $8.9 million or 8.9% as a result of cost reduction and efficiency measures initiated during May 2001, as well as the organizational restructure implemented after the merger.

EMEA

Revenue increased by $5.8 million or 15.4% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.  This was mainly driven by higher revenue in France, Italy and Spain.  Commissions, fees and other incentives increased $2.6 million or 18.6% due to higher producer compensation which was mainly driven by higher personnel requirements.  Operating, administrative and other increased by $0.8 million or 3.9% mainly attributable to increases in executive bonuses and profit share due to the higher current quarter results.

Asia Pacific

Revenue increased by $4.3 million or 20% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.  The increase was primarily driven by higher revenue in Japan and Australia, partially offset by lower revenues as a result of partner office conversions in Asia.  Commissions, fees, and other incentives increased by $1.8 million or 20.8% primarily due to higher producer compensation resulting from increased personnel requirements in Australia. Operating, administrative, and other decreased by $2.3 million or 20.9% as a result of partner office conversions in Asia and cost containment measures put in place following May 2001, as well as the organizational restructure implemented after the merger.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Americas

Revenue decreased by $53.9 million or 12.0% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, attributable primarily to lower lease, sales and other revenue.  Lease revenue decreased due to a lower average value per transaction and a decrease in the number of transactions. Sales revenue declined as a result of a lower number of transactions during the current year period as compared to the prior year period. Other revenue declined due to the sale of mortgage fund contracts in the prior year. Commissions, fees and other incentives decreased by $29.5 million or 14.0% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, caused primarily by lower variable commissions and producer bonuses due to lower lease and sales revenue. Accordingly, commissions as a percentage of revenue decreased from 47.0% for the prior year to 45.9% for the current year. Operating, administrative and other decreased by $27.2 million or 13.2% as a result of cost reduction and efficiency measures initiated during May 2001, as well as the organizational restructure implemented after the merger. Key executive bonuses and profit share also declined, due to the lower results.

EMEA

Revenue increased by $2.6 million or 3.6% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  This was mainly driven by higher revenue in Spain and Italy.  Commissions, fees and other incentives increased $2.7 million or 9.6% due to higher producer compensation as a result of increased personnel requirements.  Operating, administrative and other decreased by $1.8 million or 4.5% mainly attributable to cost containment measures.

Asia Pacific

Revenue increased by $2.9 million or 7.6% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  This increase was primarily driven by higher revenue in Japan and Australia, partially offset by lower revenues as a result of partner office conversions in Asia.  Commissions, fees, and other incentives increased by $1.7 million or 10.0% primarily driven by higher producer compensation due to increased personnel requirements in Australia. Operating, administrative, and other decreased by $4.4 million or 20.3% as a result of partner office conversions in Asia and other cost containment measures put in place following May 2001, as well as the organizational restructure implemented after the merger.

Liquidity and Capital Resources

The Company believes it can satisfy its non-acquisition obligations, as well as its working capital requirements and funding of investments, with internally generated cash flow, borrowings under the revolving line of credit with CSFB or any replacement credit facilities.  Material acquisitions, if any, that necessitate cash will require new sources of capital such as an expansion of the revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet its anticipated non-acquisition cash requirements for the foreseeable future.

The 11¼% Senior Subordinated Notes, the Senior Credit Facility (the Credit Facility) and the 16% Senior Notes (Senior Notes) all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.  The debt agreements require the Company to maintain certain minimum levels of net worth, a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreements).  The agreements also restrict the payment of cash dividends.  The Credit Facility requires the Company to pay a facility fee based on the total amount of the unused commitment.

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

On May 21, 2002, Standard and Poor’s affirmed the Company’s senior secured term loans and Senior Subordinated Notes ratings at BB- and B, respectively.  The outlook was revised from stable to negative.  This does not impact the Company’s ability to borrow or affect the Company’s interest rate for the senior secured term loans.

A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC).  The credit agreement provides for a revolving line of credit of up to $350.0 million through February 28, 2002, and $150.0 million for the period from March 1, 2002 through August 31, 2002, and bears interest at 1.0% over the RFC base rate.  The agreement expires on August 31, 2002. On April 20, 2002, the Company obtained a temporary line of credit increase of $210.0 million, which resulted in a total line of credit equaling $360.0 million, which expired on July 31, 2002.  On August 1, 2002, the Company obtained another temporary line of credit increase of $20.0 million, resulting in a total line of credit equaling $170.0 million, which expires on August 31, 2002.  During the quarter ended June 30, 2002, the Company had a maximum of $309.2 million revolving line of credit principal outstanding.  At June 30, 2002, the Company had a $142.3 million warehouse line of credit outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.  The Company also had a $142.3 million warehouse receivable.  Subsequent to June 30, 2002, the warehouse line of credit was repaid with the proceeds from the warehouse receivable.

Net cash used in operating activities totaled $40.1 million for the six months ended June 30, 2002, a decrease of $67.1 million compared to the six  months ended June 30, 2001.  This decline was primarily due to lower payments for 2001 bonus and profit sharing made in the current year.   In addition, the cash surrender value of insurance policies related to the deferred compensation plan decreased by $5.4 million during the current period as compared to a $16.3 million increase in the prior year.

The Company utilized $16.2 million in investing activities during the six months ended June 30, 2002, an increase of $5.6 million compared to the prior year. This increase was primarily due to the current year payment of expenses related to the acquisition of CBRE by the Company.

Net cash provided by financing activities totaled $17.9 million for the six months ended June 30, 2002, compared to $346.4 million for the six months ended June 30, 2001.  This decrease was mainly attributable to the debt and equity financing required by the merger in the prior year.

Litigation

The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company’s consolidated financial position or results of operations.

Net Operating Losses

The Company had US federal income tax net operating losses (NOLs) of approximately $10.6 million at December 31, 2001.

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

Critical Accounting Policies

The Company has identified revenue recognition and the principles of consolidation as critical accounting policies. The Company records real estate commissions on sales upon close of escrow or upon transfer of title.  Real estate commissions on leases are generally recorded as income once the Company satisfies all obligations under the commission agreement. A typical commission agreement provides that the Company earns a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy.  The existence of any significant future contingencies will result in the delay of recognition of revenue until such contingencies are satisfied.  For example, if the Company does not earn all or a portion of the lease commission until the tenant pays their first month’s rent, and the lease agreement provides the tenant with a free rent period, the Company delays revenue recognition until cash rent is paid by the tenant.  Investment management and property management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered.  Loan origination fees are recognized at the time the loan closes and the Company has no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded as principal and interest payments are collected from mortgagors.  Other commissions and fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

The Company consolidates majority-owned investments and separately discloses the equity attributable to minority shareholders’ interests in subsidiaries in the consolidated balance sheets.  Investments in unconsolidated subsidiaries in which the Company has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for by using the equity method.  Accordingly, the Company’s share of the earnings of these equity-basis companies is included in consolidated net income.  All other investments held on a long-term basis are valued at cost less any impairment in value.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The adoption of  SFAS No. 144 did not have a material impact on the Company’s results of operations and financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds the following pronouncements:

• Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt;”

• Statement No. 44, “Accounting for Intangible Assets of Motor Carriers;” and

• Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”

The statement amends Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this Statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements on or after May 15, 2002, with early application encouraged. The Company is currently evaluating the impact of the adoption of this statement on its results of operations and financial position.

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

The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 49 basis points, which would comprise approximately 10% of the weighted average variable rate at June 30, 2002, the net impact would be a decrease of $1.1 million on pre-tax income and cash provided by operating activities for the six months ending June 30, 2002.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Management believes that any liability that may result from the disposition of these lawsuits will not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits

Exhibit	Description

10.1	Employment Agreement, dated as of June 13, 2002, between CBRE Holding, Inc. and Kenneth J. Kay.

(b)                     Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on May 24, 2002 with regard to the Company’s conference call to discuss first quarter 2002 operating results.

The registrant filed a Current Report on Form 8-K on May 17, 2002 with regard to a press release issued on May 14, 2002 discussing the Company’s operating results for the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE HOLDING, INC.

Date: August 13, 2002	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer