Form 10-Q
period 2002-09-30
CBRE HOLDING INC
filed 2002-11-14
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 000 - 32983

CBRE HOLDING, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

355 South Grand Avenue, Suite 3100 Los Angeles, California	90071-1552
(Address of principal executive offices)	(Zip Code)

(213) 613-3226	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

The number of shares of Class A and Class B common stock outstanding at October 31, 2002 was 1,759,361 and 12,649,813, respectively.

CBRE HOLDING, INC.

FORM 10-Q

September 30, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001, the nine months ended September 30, 2002, the period from February 20, 2001 (inception) through September 30, 2001, the period from July 1, 2001 to July 20, 2001 and the period from January 1, 2001 to July 20, 2001 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002, the period from February 20, 2001 (inception) through September 30, 2001 and the period from January 1, 2001 to July 20, 2001 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Disclosure Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signature

Certifications

CBRE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$18,484	$57,450
Receivables, less allowance for doubtful accounts of $13,553 and $11,748 at September 30, 2002 and December 31, 2001, respectively	137,616	156,434
Warehouse receivable	63,940	106,790
Prepaid expenses	12,311	8,325
Deferred taxes, net	32,341	32,155
Other current assets	8,977	8,493
Total current assets	273,669	369,647
Property and equipment, net	62,896	68,451
Goodwill	581,661	609,543
Other intangible assets, net of accumulated amortization of $6,294 and $3,153 at September 30, 2002 and December 31, 2001, respectively	91,874	38,117
Cash surrender value of insurance policies, deferred compensation plan	59,466	69,385
Investments in and advances to unconsolidated subsidiaries	43,973	42,535
Deferred taxes, net	31,947	54,002
Prepaid pension costs	13,908	13,588
Other assets	95,289	89,244
Total assets	$1,254,683	$1,354,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$77,867	$82,982
Compensation and employee benefits payable	54,358	68,118
Accrued bonus and profit sharing	53,077	85,188
Income taxes payable	11,709	21,736
Short-term borrowings:
Warehouse line of credit	63,940	106,790
Revolver and swingline credit facility	7,000	—
Other	52,996	48,828
Total short-term borrowings	123,936	155,618
Current maturities of long-term debt	10,519	10,223
Total current liabilities	331,466	423,865
Long-term debt:
11¼% senior subordinated notes, net of unamortized discount of $3,111 and $3,263 at September 30, 2002 and December 31, 2001, respectively	225,889	225,737
Senior secured term loans	213,650	220,975
16% senior notes, net of unamortized discount of $5,170 and $5,344 at September 30, 2002 and December 31, 2001, respectively	61,137	59,656
Other long-term debt	12,484	15,695
Total long-term debt	513,160	522,063
Deferred compensation liability	96,453	105,104
Other liabilities	51,439	46,661
Total liabilities	992,518	1,097,693
Minority interest	4,602	4,296
Commitments and contingencies
Stockholders’ Equity:
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 1,759,361 and 1,730,601 shares issued and outstanding (including treasury shares) at September 30, 2002 and December 31, 2001, respectively	17	17
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 12,649,813 shares issued and outstanding (including treasury shares) at September 30, 2002 and December 31, 2001	127	127
Additional paid-in capital	240,646	240,541
Notes receivable from sale of stock	(4,874)	(5,884)
Accumulated earnings	21,056	17,426
Accumulated other comprehensive income	2,323	296
Treasury stock at cost, 110,174 shares at September 30, 2002	(1,732)	—
Total stockholders’ equity	257,563	252,523
Total liabilities and stockholders’ equity	$1,254,683	$1,354,512

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Company	Company	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	February 20, 2001 (inception) through September 30, 2001

					Period from July 1 to July 20, 2001	Period from January 1 to July 20, 2001

Revenue	$284,928	$225,566	$793,811	$225,566	$50,587	$607,934

Costs and expenses:
Commissions, fees and other incentives	137,510	109,095	368,537	109,095	24,708	280,813
Operating, administrative and other	119,852	91,624	353,223	91,624	26,800	293,512
Depreciation and amortization	6,404	5,788	18,107	5,788	2,514	25,656
Merger-related and other nonrecurring charges	—	3,276	50	3,276	16,519	22,127

Operating income (loss)	21,162	15,783	53,894	15,783	(19,954)	(14,174)
Interest income	1,275	1,173	2,673	1,753	75	1,567
Interest expense	15,420	13,407	46,341	15,182	1,890	20,303
Income (loss) before provision for income tax	7,017	3,549	10,226	2,354	(21,769)	(32,910)
Provision for income tax	5,136	1,571	6,596	1,106	7,884	1,110
Net income (loss)	$1,881	$1,978	$3,630	$1,248	$(29,653)	$(34,020)
Basic income (loss) per share	$0.13	$0.17	$0.24	$0.25	$(1.40)	$(1.60)
Weighted average shares outstanding for basic income (loss) per share	15,016,044	11,865,459	15,033,640	4,921,204	21,194,674	21,306,584
Diluted income (loss) per share	$0.12	$0.17	$0.24	$0.25	$(1.40)	$(1.60)
Weighted average shares outstanding for diluted income (loss) per share	15,225,788	11,885,092	15,216,740	4,929,304	21,194,674	21,306,584

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Company	Company	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Nine Months Ended September 30, 2002	February 20, 2001 (inception) through September 30, 2001	Period from January 1 to July 20, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,630	$1,248	$(34,020)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization excluding deferred financing costs	18,107	5,788	25,656
Deferred compensation plan deferrals	9,224	6,125	16,447
Gain on sale of properties, businesses and servicing rights	(5,026)	(384)	(10,009)
Equity interest in earnings of unconsolidated subsidiaries	(5,880)	(912)	(2,854)
Decrease (increase) in receivables	20,020	(10,931)	26,970
Decrease (increase) in cash surrender value of insurance policies, deferred compensation plan	9,919	8,351	(11,665)
(Decrease) increase in compensation and employee benefits and accrued bonus and profit sharing	(40,481)	25,203	(101,312)
Increase (decrease) in accounts payable and accrued expenses	2,679	(1,106)	(5,491)
Decrease in income taxes payable	(10,250)	(293)	(16,357)
Decrease in other liabilities	(19,409)	(11,501)	(9,973)
Net change in other operating assets and liabilities	(1,503)	3,500	3,710
Net cash (used in) provided by operating activities	(18,970)	25,088	(118,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,281)	(5,417)	(16,146)
Proceeds from sale of properties, businesses and servicing rights	5,158	5	9,544
Purchase of investments	(491)	(1,033)	(5,484)
Acquisition of businesses including net assets acquired, intangibles and goodwill	(14,529)	(203,582)	(1,924)
Other investing activities, net	1,681	(2,136)	539
Net cash used in investing activities	(16,462)	(212,163)	(13,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	214,250	87,750	—
Repayment of revolver and swingline credit facility	(207,250)	(65,250)	—
(Repayment of) proceeds from senior notes and other loans, net	(1,376)	(3,179)	446
Proceeds from senior secured term loans	—	235,000	—
Repayment of senior secured term loans	(7,014)	(2,337)	—
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—
Proceeds from 11 1/4% senior subordinated notes	—	225,629	—
Proceeds from 16% senior subordinated notes	—	65,000	—
Proceeds from revolving credit facility	—	—	195,000
Repayment of revolving credit facility	—	(235,000)	(70,000)
Payment of deferred financing fees	(443)	(21,750)	(8)
Proceeds from issuance of common stock	180	92,402	—
Other financing activities, net	(412)	(5,468)	792
Net cash (used in) provided by financing activities	(2,065)	197,797	126,230
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,497)	10,722	(6,139)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	57,450	13,662	20,854
Effect of exchange rate changes on cash	(1,469)	(173)	(1,053)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$18,484	$24,211	$13,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (none capitalized)	$33,961	$3,871	$18,457
Income taxes, net	$16,481	$636	$19,083

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Organization

CBRE Holding, Inc., a Delaware corporation, was incorporated on February 20, 2001 as Blum CB Holding Corporation.  On March 26, 2001, Blum CB Holding Corporation changed its name to CBRE Holding, Inc. (the Company).  The Company and its former wholly owned subsidiary, Blum CB Corporation (Blum CB), a Delaware corporation, were created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international real estate services firm. Prior to July 20, 2001, the Company was a wholly owned subsidiary of RCBA Strategic Partners, L.P. (RCBA Strategic), which is an affiliate of Richard C. Blum, a director of the Company and CBRE.

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

2.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”  This statement applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of its fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged.  Adoption of this statement is not expected to have any material effect on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The adoption of  SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds the following pronouncements:

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

The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002.  Adoption of this statement is not expected to have any material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94.3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company is currently evaluating the impact of the adoption of this statement on its financial position and results of operations.

3.  Basis of Preparation

The accompanying consolidated balance sheets as of September 30, 2002 and December 31, 2001, the consolidated statements of operations for the three months ended September 30, 2002 and 2001, and the consolidated statements of operations and cash flows for the nine months ended September 30, 2002 and for the period from February 20, 2001 (inception) through September 30, 2001, reflect the consolidated balance sheets, results of operations and cash flows of the Company.  They also include the consolidated financial statements of CBRE from the date of the merger, which include all material adjustments required under the purchase method of accounting.  Additionally, in accordance with Regulation S-X, CBRE is considered the predecessor to the Company.  As such, the historical financial statements of CBRE prior to the merger are included in the accompanying consolidated financial statements, including the consolidated statement of operations for the period from July 1, 2001 to July 20, 2001 and the consolidated statements of operations and cash flows for the period from January 1, 2001 to July 20, 2001 (collectively “Predecessor financial statements”). The Predecessor financial statements have not been adjusted to reflect the acquisition of CBRE by the Company. As such, the consolidated financial statements of the Company after the merger are not directly comparable to the Predecessor financial statements prior to the merger.

Pro forma results of the Company, assuming the merger had occurred as of January 1, 2001, are presented below. These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as the elimination of historical amortization expense related to goodwill as a result of the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” and increased interest expense as a result of debt acquired to finance the merger. These pro forma results do not purport to be indicative of what the operating results would have been, and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended September 30	Nine Months Ended September 30
	2001	2001

Revenue	$276,153	$833,500
Operating income	$11,796	$27,750
Net loss	$(14,412)	$(19,711)
Basic loss per share	$(0.96)	$(1.31)
Diluted loss per share	$(0.95)	$(1.30)

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ materially from those estimates.  All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated statements to conform to the current period presentation.  The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.  The consolidated financial statements and notes to the consolidated financial statements should be read in conjunction with the Company’s filing on form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 2001.

4.  Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 replaces Accounting Principles Board Opinion No. 16, “Business Combinations” and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.  It also provides guidance on purchase accounting related to the recognition of intangible assets.  Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests on an annual basis, at a minimum, or whenever events or circumstances occur indicating goodwill might be impaired.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets.”

The Company adopted SFAS No. 141 for all business combinations completed after June 30, 2001 and fully adopted SFAS No. 142 effective January 1, 2002.  The Company has identified its reporting units and has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those units.

In June 2002, the Company completed the first step of the transitional goodwill impairment test which entailed comparing the fair value of each reporting unit to its carrying value.  The Company determined that no impairment existed at the effective date of the implementation of the new standard.  The Company also completed its required annual goodwill impairment test as of October 1, 2002 and determined that no impairment existed as of that date.

Had the Company accounted for goodwill consistent with the provisions of SFAS No. 142 in prior periods, the Company’s net income (loss) would have been affected as follows (in thousands, except share data):

	Company	Company	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	February 20, 2001 (inception) through September 30, 2001	Period from July 1 to July 20, 2001	Period from January 1 to July 20, 2001

Reported net income (loss)	$1,881	$1,978	$3,630	$1,248	$(29,653)	$(34,020)
Add back amortization of goodwill, net of taxes	—	—	—	—	662	7,632
Adjusted net income (loss)	$1,881	$1,978	$3,630	$1,248	$(28,991)	$(26,388)

Basic income (loss) per share:
Reported net income (loss) per share	$0.13	$0.17	$0.24	$0.25	$(1.40)	$(1.60)
Add back goodwill amortization per share	—	—	—	—	0.03	0.36
Adjusted basic income (loss) per share	$0.13	$0.17	$0.24	$0.25	$(1.37)	$(1.24)

Diluted income (loss) per share:
Reported net income (loss) per share	$0.12	$0.17	$0.24	$0.25	$(1.40)	$(1.60)
Add back goodwill amortization per share	—	—	—	—	0.03	0.36
Adjusted diluted income (loss) per share	$0.12	$0.17	$0.24	$0.25	$(1.37)	$(1.24)

The Company has finalized the fair value of all assets and liabilities as of the merger date.  The resulting changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total

Balance at January 1, 2002	$510,188	$96,637	$2,718	$609,543
Reclassed (to) from intangible assets	(57,841)	3,617	—	(54,224)
Purchase accounting adjustments related to prior acquisitions	21,084	5,458	(200)	26,342

Balance at September 30, 2002	$473,431	$105,712	$2,518	$581,661

Intangible assets totaled $91.9 million, net of accumulated amortization of $6.3 million, as of September 30, 2002 and are comprised of the following (dollars in thousands):

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets
Management contracts	$18,638	$4,558
Loan servicing rights	15,830	1,736
Total	$34,468	$6,294

Unamortizable intangible assets
Trademark	$63,700

In accordance with SFAS No. 141, the trademark was separately identified as a result of the merger and has an indefinite life.  The management contracts and loan servicing rights are amortized over useful lives ranging up to ten years.  Amortization expense related to these intangible assets was $1.5 million and $2.6 million for the three and nine months ended September 30, 2002, respectively.  The estimated amortization expense for the year ending December 31, 2002 and for the subsequent four years ending December 31, 2006 approximates $5.0 million, $5.0 million, $4.1 million, $3.4 million and $3.1 million, respectively.

5.  Investments in and Advances to Unconsolidated Subsidiaries

Condensed financial information for the unconsolidated subsidiaries accounted for using the equity method are as follows (in thousands):

Condensed Statements of Operations Information:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Revenue	$83,435	$68,614	$252,341	$204,469
Operating income	$17,786	$10,733	$58,335	$32,054
Net income	$24,579	$7,140	$34,035	$13,284

Condensed Balance Sheets Information:

	September 30, 2002	September 30, 2001

Current assets	$113,750	$115,380
Noncurrent assets	$1,156,983	$796,134
Current liabilities	$75,960	$90,030
Noncurrent liabilities	$475,691	$314,884
Minority interest	$4,153	$500

The Company’s investment management business involves investing the Company’s own capital in certain real estate investments together with clients, including its equity investments in CB Richard Ellis Strategic Partners, L.P., Global Innovation Partners, L.L.C., CB Richard Ellis Corporate Partners, L.L.C. and other co-investments. The Company has provided investment management, property management, brokerage, appraisal and other professional services to these equity investees.

6.  Debt

The Company has $229.0 million in aggregate principal amount of 11 ¼% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the merger.  The notes are jointly and severally guaranteed by the Company and its domestic subsidiaries and are secured by substantially all their assets.  The Notes require semi-annual payments of interest in arrears on June 15 and December 15, commencing on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 ¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings.  In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company and CBRE’s domestic subsidiaries.  The effective yield on the Notes is 11.5%.  The amount included in the accompanying consolidated balance sheets, net of unamortized discount, was $225.9 million at September 30, 2002.

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

The Tranche A facility will fully amortize by July 20, 2007 through quarterly principal payments over 6 years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of approximately $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day as determined by the Company in the month of December of each year. The Company repaid its revolving credit facility as of December 1, 2001 and at September 30, 2002 had an outstanding line of credit of $7.0 million. The total amount outstanding under the credit facility included in senior secured term loans, current maturities of long-term debt and short-term borrowings in the accompanying consolidated balance sheets was $230.3 million at September 30, 2002.

The Company issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011 (the Senior Notes).  The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company.  Interest accrues at a rate of 16.0% per year and is payable quarterly in cash in arrears.  However, until July 2006, interest in excess of 12.0% may be paid in kind. Additionally, at any time, interest may be paid in kind to the extent CBRE’s ability to pay cash dividends is restricted by the terms of the Credit Facility.  The Company elected to pay in kind interest in excess of 12.0%, or 4.0% that was payable on April 20, 2002 and July 20, 2002.  The Senior Notes are redeemable at the Company’s option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes at 101.0% of par. The total amount included in the accompanying consolidated balance sheets was $61.1 million, net of unamortized discount, at September 30, 2002.

The Senior Notes are solely the Company’s obligation to repay.  CBRE has neither guaranteed nor pledged any of its assets as collateral for the Senior Notes, and is not obligated to provide cash flow to the Company for repayment of these Senior Notes.  However, the Company has no substantive assets or operations other than its investment in CBRE to meet any required principal and interest payments on the Senior Notes.  The Company will depend on CBRE’s cash flows to fund principal and interest payments as they come due.

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

The Company has short-term borrowings of $123.9 million and $155.6 million with related weighted average interest rates of 4.3% and 4.5% as of September 30, 2002 and December 31, 2001, respectively.

A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC).  The initial credit agreement provided for a revolving line of credit of up to $150.0 million, bore interest at 1.0% over the RFC base rate, and expired on August 31, 2002.  On April 20, 2002, the Company obtained a temporary line of credit increase of $210.0 million that resulted in a total line of credit equaling $360.0 million, which expired on July 31, 2002.  On August 1, 2002, the Company obtained another temporary line of credit increase of $20.0 million that resulted in a total line of credit equaling $170.0 million, which expired on August 31, 2002.  On August 21, 2002, the expiration date on the initial credit agreement was extended to October 31, 2002.  During the quarter ended September 30, 2002, the Company had a maximum of $186.8 million revolving line of credit principal outstanding.  At September 30, 2002, the accompanying consolidated balance sheets include a $63.9 million warehouse line of credit outstanding, included in short-term borrowings, and also contain a $63.9 million warehouse receivable.

On October 24, 2002, the maturity date on the credit agreement with RFC was further extended to November 30,  2002.  Effective November 1, 2002, the Company executed an amendment to the revolving line of credit that increased the line of credit from $150.0 million to $200.0 million and redefined the RFC base rate to the greater of LIBOR or 2.0% per annum.

During 2001, the Company incurred certain non recourse debt through a joint venture in order to purchase property that is being marketed for sale.  In September 2002, the maturity date on this non-recourse debt was extended to June 18, 2003.

7.  Commitments and Contingencies

The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company’s consolidated financial position or results of operations.

An important part of the strategy for the Company’s investment management business involves investing the Company’s own capital in certain real estate investments with its clients. As of September 30, 2002, the Company had committed an additional $28.0 million to fund future co-investments.

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

The following table provides a summary of the comprehensive income (loss) (dollars in thousands):

	Company	Company	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	February 20, 2001 (inception) through September 30, 2001	Period from July 1 to July 20, 2001	Period from January 1 to July 20, 2001

Net income (loss)	$1,881	$1,978	$3,630	$1,248	$(29,653)	$(34,020)
Foreign currency translation (loss) gain	(8,285)	1,546	2,027	1,546	(36)	(7,106)

Comprehensive (loss) income	$(6,404)	$3,524	$5,657	$2,794	$(29,689)	$(41,126)

9.  Per Share Information

Basic income (loss) per share for the Company was computed by dividing the net income (loss) by the weighted average number of common shares outstanding of 15,016,044 and 11,865,459 for the three months ended September 30, 2002 and 2001, respectively, and 15,033,640 and 4,921,204 for the nine months ended September 30, 2002 and for the period from February 20, 2001 (inception) through September 30, 2001, respectively. Diluted income per share included the dilutive effect of contingently issuable shares of 209,744 and 19,633 for the three months ended September 30, 2002 and 2001, respectively and 183,100 and 8,100 for the nine months ended September 30, 2002 and 2001, respectively.

Basic loss per share for CBRE was computed by dividing the net loss by the weighted average number of common shares outstanding of 21,194,674 and 21,306,584 for the period from July 1 to July 20, 2001 and for the period from January 1 to July 20, 2001, respectively.  As a result of operating losses incurred for the period from July 1 to July 20, 2001 and for the period from January 1 to July 20, 2001, diluted weighted average shares outstanding did not give effect to common stock equivalents, as to do so would have been anti-dilutive.

Due to the change in equity structure as a result of the merger, the current year per share information is not comparable to that of the prior year.

10.  Fiduciary Funds

The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $469.6 million and $373.2 million at September 30, 2002 and December 31, 2001, respectively.

11.  Guarantor and Nonguarantor Financial Statements

In connection with the merger with Blum CB, and as part of the financing of the merger, CBRE assumed an aggregate of $229.0 million in Senior Subordinated Notes due June 15, 2011.  These Notes are unsecured and rank equally in right of payment with any of the Company’s senior subordinated unsecured indebtedness.  The Notes are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries that are not guarantors of the Notes.  The Notes are guaranteed on a full, unconditional, joint and several basis by the Company, CBRE and CBRE’s wholly owned domestic subsidiaries.

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2002 and December 31, 2001; condensed consolidating statements of operations for the three months ended September 30, 2002 and 2001, the nine months ended September 30, 2002, the period from February 20, 2001 (inception) through September 30, 2001, the period from July 1, 2001 to July 20, 2001 and the period from January 1, 2001 to July 20, 2001 and condensed consolidating statements of cash flows for the nine months ended September 30, 2002,  the period from February 20, 2001 (inception) through September 30, 2001 and the period from January 1, 2001 to July 20, 2001 of (a) Holding, the parent, (b) CBRE, which is the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis; and (2) Elimination entries necessary to consolidate CBRE Holding, Inc., the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting.  The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2002

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$21	$155	$12,423	$5,885	$—	$18,484
Receivables, less allowance for doubtful accounts	24	34	62,114	75,444	—	137,616
Warehouse receivable	—	—	63,940	—	—	63,940
Prepaid and other current assets	32,341	20,027	8,493	10,718	(17,950)	53,629
Total current assets	32,386	20,216	146,970	92,047	(17,950)	273,669
Property and equipment, net	—	—	48,436	14,460	—	62,896
Goodwill	—	—	452,438	129,223	—	581,661
Other intangible assets, net	—	—	89,464	2,410	—	91,874
Cash surrender value of insurance policies, deferred compensation plan	—	59,466	—	—	—	59,466
Investment in and advances to unconsolidated subsidiaries	—	4,654	34,643	4,676	—	43,973
Investment in consolidated subsidiaries	297,882	301,481	76,486	—	(675,849)	—
Inter-company loan receivable	—	457,265	—	—	(457,265)	—
Deferred taxes, net	31,947	—	—	—	—	31,947
Prepaid pension costs	—	—	—	13,908	—	13,908
Other assets	5,038	18,640	22,529	49,082	—	95,289
Total assets	$367,253	$861,722	$870,966	$305,806	$(1,151,064)	$1,254,683

Current Liabilities:
Accounts payable and accrued expenses	$2,064	$11,185	$33,244	$31,374	$—	$77,867
Inter-company payable	17,950	—	—	—	(17,950)	—
Compensation and employee benefits payable	—	—	35,588	18,770	—	54,358
Accrued bonus and profit sharing	—	—	31,379	21,698	—	53,077
Income taxes payable	11,709	—	—	—	—	11,709
Short-term borrowings:
Warehouse line of credit	—	—	63,940	—	—	63,940
Revolving credit and swingline facility	—	7,000	—	—	—	7,000
Other	—	—	16	52,980	—	52,996
Total short-term borrowings	—	7,000	63,956	52,980	—	123,936
Current maturities of long-term debt	—	9,663	—	856	—	10,519
Total current liabilities	31,723	27,848	164,167	125,678	(17,950)	331,466
Long-term debt:
11¼% senior subordinated notes, net of unamortized discount	—	225,889	—	—	—	225,889
Senior secured term loans	—	213,650	—	—	—	213,650
16% senior notes, net of unamortized discount	61,137	—	—	—	—	61,137
Other long-term debt	—	—	12,229	255	—	12,484
Inter-company loan payable	—	—	377,765	79,500	(457,265)	—
Total long-term debt	61,137	439,539	389,994	79,755	(457,265)	513,160
Deferred compensation liability	—	96,453	—	—	—	96,453
Other liabilities	16,830	—	15,324	19,285	—	51,439
Total liabilities	109,690	563,840	569,485	224,718	(475,215)	992,518

Minority interest	—	—	—	4,602	—	4,602

Commitments and contingencies

Stockholders’ Equity:	257,563	297,882	301,481	76,486	(675,849)	257,563

Total liabilities and stockholders’ equity	$367,253	$861,722	$870,966	$305,806	$(1,151,064)	$1,254,683

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$3	$931	$42,204	$14,312	$—	$57,450
Receivables, less allowance for doubtful accounts	47	71	70,343	85,973	—	156,434
Warehouse receivable	—	—	106,790	—	—	106,790
Prepaid and other current assets	32,155	12,465	6,321	8,353	(10,321)	48,973
Total current assets	32,205	13,467	225,658	108,638	(10,321)	369,647
Property and equipment, net	—	—	51,314	17,137	—	68,451
Goodwill	—	197,748	208,432	203,363	—	609,543
Other intangible assets, net	—	—	31,219	6,898	—	38,117
Cash surrender value of insurance policies, deferred compensation plan	—	69,385	—	—	—	69,385
Investment in and advances to unconsolidated subsidiaries	—	4,132	34,296	4,107	—	42,535
Investment in consolidated subsidiaries	271,615	65,690	168,974	—	(506,279)	—
Inter-company loan receivable	—	465,173	—	—	(465,173)	—
Deferred taxes, net	54,002	—	—	—	—	54,002
Prepaid pension costs	—	—	—	13,588	—	13,588
Other assets	5,266	21,600	14,739	47,639	—	89,244
Total assets	$363,088	$837,195	$734,632	$401,370	$(981,773)	$1,354,512

Current Liabilities:
Accounts payable and accrued expenses	$2,022	$4,236	$37,325	$39,399	$—	$82,982
Inter-company payable	10,321	—	—	—	(10,321)	—
Compensation and employee benefits payable	—	—	44,192	23,926	—	68,118
Accrued bonus and profit sharing	—	—	56,821	28,367	—	85,188
Income taxes payable	21,736	—	—	—	—	21,736
Short-term borrowings:
Warehouse line of credit	—	—	106,790	—	—	106,790
Other	—	178	309	48,341	—	48,828
Total short-term borrowings	—	178	107,099	48,341	—	155,618
Current maturities of long-term debt	—	9,350	129	744	—	10,223
Total current liabilities	34,079	13,764	245,566	140,777	(10,321)	423,865
Long-term debt:
11¼% senior subordinated notes, net of unamortized discount	—	225,737	—	—	—	225,737
Senior secured term loans	—	220,975	—	—	—	220,975
16% senior notes, net of unamortized discount	59,656	—	—	—	—	59,656
Other long-term debt	—	—	14,974	721	—	15,695
Inter-company loan payable	—	—	393,827	71,346	(465,173)	—
Total long-term debt	59,656	446,712	408,801	72,067	(465,173)	522,063
Deferred compensation liability	—	105,104	—	—	—	105,104
Other liabilities	16,830	—	14,575	15,256	—	46,661
Total liabilities	110,565	565,580	668,942	228,100	(475,494)	1,097,693

Minority interest	—	—	—	4,296	—	4,296

Commitments and contingencies

Stockholders’ Equity:	252,523	271,615	65,690	168,974	(506,279)	252,523

Total liabilities and stockholders’ equity	$363,088	$837,195	$734,632	$401,370	$(981,773)	$1,354,512

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$211,791	$73,137	$—	$284,928
Costs and expenses:
Commissions, fees and other incentives	—	—	103,245	34,265	—	137,510
Operating, administrative and other	60	86	82,894	36,812	—	119,852
Depreciation and amortization	—	—	4,065	2,339	—	6,404
Merger-related and other nonrecurring charges	—	—	—	—	—	—
Operating (loss) income	(60)	(86)	21,587	(279)	—	21,162
Interest income	38	10,154	643	566	(10,126)	1,275
Interest expense	2,850	10,944	9,270	2,482	(10,126)	15,420
Equity income (loss) of consolidated subsidiaries	3,458	3,997	(1,147)	—	(6,308)	—
Income (loss) before (benefit) provision for income tax	586	3,121	11,813	(2,195)	(6,308)	7,017
(Benefit) provision for income tax	(1,295)	(337)	7,816	(1,048)	—	5,136
Net income (loss)	$1,881	$3,458	$3,997	$(1,147)	$(6,308)	$1,881

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$169,927	$55,639	$—	$225,566
Costs and expenses:
Commissions, fees and other incentives	—	—	84,428	24,667	—	109,095
Operating, administrative and other	402	167	62,842	28,213	—	91,624
Depreciation and amortization	—	—	3,951	1,837	—	5,788
Merger-related and other nonrecurring charges	—	—	2,864	412	—	3,276
Operating (loss) income	(402)	(167)	15,842	510	—	15,783
Interest income	543	8,689	286	124	(8,469)	1,173
Interest expense	3,561	9,377	7,537	1,401	(8,469)	13,407
Equity income (loss) of consolidated subsidiaries	3,763	4,235	(494)	—	(7,504)	—
Income (loss) before (benefit) provision for income tax	343	3,380	8,097	(767)	(7,504)	3,549
(Benefit) provision for income tax	(1,635)	(383)	3,862	(273)	—	1,571
Net income (loss)	$1,978	$3,763	$4,235	$(494)	$(7,504)	$1,978

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$585,402	$208,409	$—	$793,811
Costs and expenses:
Commissions, fees and other incentives	—	—	272,678	95,859	—	368,537
Operating, administrative and other	300	3,328	248,460	101,135	—	353,223
Depreciation and amortization	—	—	11,712	6,395	—	18,107
Merger-related and other nonrecurring charges	—	50	—	—	—	50
Operating (loss) income	(300)	(3,378)	52,552	5,020	—	53,894
Interest income	123	33,219	1,643	820	(33,132)	2,673
Interest expense	8,465	32,354	30,904	7,750	(33,132)	46,341
Equity income (loss) of consolidated subsidiaries	8,301	9,866	(984)	—	(17,183)	—
(Loss) income before (benefit) provision for income tax	(341)	7,353	22,307	(1,910)	(17,183)	10,226
(Benefit) provision for income tax	(3,971)	(948)	12,441	(926)	—	6,596
Net income (loss)	$3,630	$8,301	$9,866	$(984)	$(17,183)	$3,630

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$169,927	$55,639	$—	$225,566
Costs and expenses:
Commissions, fees and other incentives	—	—	84,428	24,667	—	109,095
Operating, administrative and other	402	167	62,842	28,213	—	91,624
Depreciation and amortization	—	—	3,951	1,837	—	5,788
Merger-related and other nonrecurring charges	—	—	2,864	412	—	3,276
Operating (loss) income	(402)	(167)	15,842	510	—	15,783
Interest income	1,123	8,689	286	124	(8,469)	1,753
Interest expense	5,336	9,377	7,537	1,401	(8,469)	15,182
Equity income (loss) of consolidated subsidiaries	3,763	4,235	(494)	—	(7,504)	—
(Loss) income before (benefit) provision for income tax	(852)	3,380	8,097	(767)	(7,504)	2,354
(Benefit) provision for income tax	(2,100)	(383)	3,862	(273)	—	1,106
Net income (loss)	$1,248	$3,763	$4,235	$(494)	$(7,504)	$1,248

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THE PERIOD FROM JULY 1 TO JULY 20, 2001

(Unaudited)

(Dollars in thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$37,394	$13,193	$—	$50,587
Costs and expenses:
Commissions, fees and other incentives	—	18,063	6,645	—	24,708
Operating, administrative and other	526	20,103	6,171	—	26,800
Depreciation and amortization	—	1,652	862	—	2,514
Merger-related and other nonrecurring charges	16,519	—	—	—	16,519
Operating loss	(17,045)	(2,424)	(485)	—	(19,954)
Interest income	1,861	20	55	(1,861)	75
Interest expense	1,662	1,665	424	(1,861)	1,890
Equity losses of consolidated subsidiaries	(11,287)	(9,413)	—	20,700	—
Loss before provision (benefit) for income tax	(28,133)	(13,482)	(854)	20,700	(21,769)
Provision (benefit) for income tax	1,520	(2,195)	8,559	—	7,884
Net loss	$(29,653)	$(11,287)	$(9,413)	$20,700	$(29,653)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 TO JULY 20, 2001

(Unaudited)

(Dollars in thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$465,280	$142,654	$—	$607,934
Costs and expenses:
Commissions, fees and other incentives	—	217,799	63,014	—	280,813
Operating, administrative and other	663	213,922	78,927	—	293,512
Depreciation and amortization	—	17,021	8,635	—	25,656
Merger-related and other nonrecurring charges	19,260	2,867	—	—	22,127
Operating (loss) income	(19,923)	13,671	(7,922)	—	(14,174)
Interest income	16,757	952	615	(16,757)	1,567
Interest expense	18,014	14,952	4,094	(16,757)	20,303
Equity losses of consolidated subsidiaries	(12,810)	(12,480)	—	25,290	—
Loss before provision for income tax	(33,990)	(12,809)	(11,401)	25,290	(32,910)
Provision for income tax	30	1	1,079	—	1,110
Net loss	$(34,020)	$(12,810)	$(12,480)	$25,290	$(34,020)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$557	$2,910	$(16,510)	$(5,927)	$(18,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(6,354)	(1,927)	(8,281)
Proceeds from sale of properties, businesses and servicing rights	—	—	1,701	3,457	5,158
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(11,760)	419	(3,188)	(14,529)
Other investing activities, net	—	44	2,272	(1,126)	1,190

Net cash used in investing activities	—	(11,716)	(1,962)	(2,784)	(16,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	214,250	—	—	214,250
Repayment of revolver and swingline credit facility	—	(207,250)	—	—	(207,250)
(Repayment of) proceeds from senior notes and other loans, net	—	(189)	(3,016)	1,829	(1,376)
Repayment of senior secured term loans	—	(7,014)	—	—	(7,014)
Decrease (increase) in intercompany receivables, net	—	8,405	(8,199)	(206)	—
Other financing activities, net	(539)	(172)	(94)	130	(675)

Net cash (used in) provided by financing activities	(539)	8,030	(11,309)	1,753	(2,065)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18	(776)	(29,781)	(6,958)	(37,497)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of exchange rate changes on cash	—	—	—	(1,469)	(1,469)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$21	$155	$12,423	$5,885	$18,484

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$6,520	$22,691	$1,356	$3,394	$33,961
Income taxes, net	$16,481	$—	$—	$—	$16,481

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 20 (INCEPTION) THROUGH SEPTEMBER 30, 2001

(Unaudited)

(Dollars in thousands)

(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$4,305	$(3,015)	$17,166	$6,632	$—	$25,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(4,447)	(970)	—	(5,417)
Proceeds from sale of properties, businesses and servicing rights	—	—	—	5	—	5
Purchases of investments	—	—	(250)	(783)	—	(1,033)
Contribution to CBRE	(155,127)	—	—	—	155,127	—
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(201,866)	(1,577)	(139)	—	(203,582)
Other investing activities, net	—	(1)	(3,052)	917	—	(2,136)

Net cash used in investing activities	(155,127)	(201,867)	(9,326)	(970)	155,127	(212,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(235,000)	—	—	—	(235,000)
Proceeds from revolver and swingline credit facility	—	87,750	—	—	—	87,750
Repayment of revolver and swingline credit facility	—	(65,250)	—	—	—	(65,250)
Proceeds from senior secured term loans	—	235,000	—	—	—	235,000
Repayment of senior secured term loans	—	(2,337)	—	—	—	(2,337)
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—	—	—	(175,000)
Proceeds from 11 1/4% senior subordinated notes	—	225,629	—	—	—	225,629
Proceeds from 16% senior subordinated notes	65,000	—	—	—	—	65,000
Repayment of senior notes and other loans, net	—	—	(432)	(2,747)	—	(3,179)
Payment of deferred financing fees	(2,582)	(19,168)	—	—	—	(21,750)
Proceeds from issuance of stock	92,402	155,127	—	—	(155,127)	92,402
Decrease (increase) in intercompany receivables, net	—	2,766	(1,900)	(866)	—	—
Other financing activities, net	—	(5,435)	(41)	8	—	(5,468)

Net cash provided by (used in) financing activities	154,820	204,082	(2,373)	(3,605)	(155,127)	197,797

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,998	(800)	5,467	2,057	—	10,722
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	—	959	45	12,658	—	13,662
Effect of exchange rate changes on cash	—	—	—	(173)	—	(173)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,998	$159	$5,512	$14,542	$—	$24,211

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$—	$3,444	$393	$34	$—	$3,871
Income taxes, net	$—	$287	$—	$349	$—	$636

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1 TO JULY 20, 2001

(Unaudited)

(Dollars in thousands)

(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS USED IN OPERATING ACTIVITIES:	$(37,633)	$(52,031)	$(29,234)	$(118,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(12,641)	(3,505)	(16,146)
Proceeds from sale of properties, businesses and servicing rights	—	9,105	439	9,544
Purchases of investments	—	(2,500)	(2,984)	(5,484)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(31)	(1,893)	(1,924)
Other investing activities, net	251	(524)	812	539

Net cash provided by (used in) investing activities	251	(6,591)	(7,131)	(13,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	195,000	—	—	195,000
Repayment of revolving credit facility	(70,000)	—	—	(70,000)
(Repayment of) proceeds from senior notes and other loans, net	(2,490)	(1,656)	4,592	446
Payment of deferred financing fees	(8)	—	—	(8)
(Increase) decrease in intercompany receivables, net	(85,712)	52,846	32,866	—
Other financing activities, net	1,489	(81)	(616)	792

Net cash provided by financing activities	38,279	51,109	36,842	126,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	897	(7,513)	477	(6,139)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	62	7,558	13,234	20,854
Effect of exchange rate changes on cash	—	—	(1,053)	(1,053)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$959	$45	$12,658	$13,662

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$17,194	$1,165	$98	$18,457
Income taxes, net	$14,475	$—	$4,608	$19,083

12.  Industry Segments

In the third quarter of 2001, subsequent to the merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations.  The Company reports its operations through three geographically organized segments:  (1) The Americas, (2) Europe, Middle East, and Africa (EMEA) and (3) Asia Pacific.  The Americas consist of the U.S., Canada, Mexico, and operations located in Central and South America.  EMEA mainly consists of Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.  Previously, the Company reported its segments based on the applicable type of revenue transaction.  The Americas’ prior year results include merger-related and other nonrecurring charges of $24.5 million, as well as a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund contracts in the first quarter of 2001. The following table summarizes the revenue and operating income (loss) by operating segment (dollars in thousands):

	Company	Company	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	February 20, 2001 (inception) through September 30, 2001	Period from July 1 to July 20, 2001	Period from January 1 to July 20, 2001
Revenue
Americas	$224,188	$178,726	$618,709	$178,726	$40,023	$488,450
EMEA	38,261	31,596	111,632	31,596	7,486	78,294
Asia Pacific	22,479	15,244	63,470	15,244	3,078	41,190

	$284,928	$225,566	$793,811	$225,566	$50,587	$607,934

Operating income (loss)
Americas	$21,538	$14,491	$48,713	$14,491	$(18,961)	$(8,336)
EMEA	(174)	1,981	1,762	1,981	(176)	(2,169)
Asia Pacific	(202)	(689)	3,419	(689)	(817)	(3,669)
	21,162	15,783	53,894	15,783	(19,954)	(14,174)

Interest income	1,275	1,173	2,673	1,753	75	1,567
Interest expense	15,420	13,407	46,341	15,182	1,890	20,303
Income (loss) before provision for income tax	$7,017	$3,549	$10,226	$2,354	$(21,769)	$(32,910)

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

The results of operations of the Company for the quarter ended September 30, 2001 have been derived by combining the results of operations of the Company for the quarter ended September 30, 2001 with the results of CBRE, prior to the merger, for the period from July 1, 2001 to July 20, 2001.  The results of operations for the nine months ended September 30, 2001 reflect the combination of the results of operations of the Company for the period February 20, 2001 (inception) to September 30, 2001 with the results of operations for CBRE, prior to the merger, for the period from January 1, 2001 to July 20, 2001.  The results of operations and cash flows of CBRE prior to the merger incorporated in this discussion are the historical results and cash flows of CBRE, the predecessor to the Company.  These CBRE results do not reflect any purchase accounting adjustments which are included in the results of the Company subsequent to the merger.  Due to the effects of purchase accounting applied as a result of the merger and the additional interest expense associated with the debt incurred to finance the merger, the results of operations of the Company may not be comparable in all respects to the results of operations for CBRE prior to the merger.  However, the Company’s management believes a discussion of the operations is more meaningful by comparing the results of the Company with the results of CBRE.

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

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

The Company reported consolidated net income of $1.9 million for the three months ended September 30, 2002, on revenue of $284.9 million compared to a consolidated net loss of $27.7 million on revenue of $276.2 million for the three months ended September 30, 2001.

Revenue on a consolidated basis increased $8.8 million or 3.2% during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.  The increase was driven by higher sales transaction revenue primarily in the Company’s Americas operations and increased worldwide consulting fees, partially offset by a decline in lease transaction revenue mainly in the Americas operations.

Commissions, fees and other incentives on a consolidated basis totaled $137.5 million, an increase of $3.7 million or 2.8% from the third quarter of 2001. Higher sales transaction revenue commissions and international producer compensation primarily drove this increase. Commissions, fees and other incentives as a percentage of revenue was flat when compared to the prior year at approximately 48.0%.

Operating, administrative and other expenses on a consolidated basis were $119.9 million, an increase of $1.4 million or 1.2% for the three months ended September 30, 2002 as compared to the third quarter of the prior year. The increase is primarily attributable to fees paid to consultants and advisors to the Company, partially offset by higher income from equity investments.

Depreciation and amortization expense on a consolidated basis decreased by $1.9 million or 22.9% mainly due to the discontinuation of goodwill amortization after the merger, in accordance with Statement of Financial Accounting

Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  Also contributing to the decrease is lower depreciation expense due primarily to lower capital expenditures in the current year.

The three months ended September 30, 2001 included merger-related and other nonrecurring charges on a consolidated basis of $19.8 million. These costs primarily consisted of merger-related costs of $15.1 million, the write-off of e-business investments of $3.3 million, as well as severance costs of $1.4 million related to the Company’s cost reduction program implemented in May 2001.

Consolidated interest expense for the three months ended September 30, 2002 was comparable to the prior year third quarter at $15.4 million.

Income tax expense on a consolidated basis was $5.1 million for the three months ended September 30, 2002 as compared to $9.5 million for the three months ended September 30, 2001.  The income tax provision and effective tax rate were not comparable between periods due to the effects of the merger and the adoption of SFAS No. 142, which includes the elimination of the amortization of goodwill created under such merger transactions.  In addition, the third quarter 2002 decline in market value of assets associated with the deferred compensation plan for which no tax benefit is realized contributed to an increased effective tax rate.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

The Company reported consolidated net income of $3.6 million for the nine months ended September 30, 2002 on revenue of $793.8 million compared to a consolidated net loss of $32.8 million on revenue of $833.5 million for the nine months ended September 30, 2001.

Revenue on a consolidated basis decreased by $39.7 million or 4.8% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decline was mainly driven by a $61.1 million decrease in worldwide lease transaction revenue and a $5.6 million decrease in other revenue, attributable primarily to the sale of mortgage fund contracts in March 2001. These decreases were partially offset by higher worldwide sales transaction revenue and investment management fees.

Commissions, fees and other incentives on a consolidated basis totaled $368.5 million for the nine months ended September 30, 2002, a decrease of $21.4 million or 5.5% from the nine months ended September 30, 2001.  This decrease was primarily due to lower variable commissions, principally in the Americas, driven by lower lease transaction revenues. This decrease was slightly offset by higher producer compensation within international operations, which has a higher fixed component as compared to the Americas.  Commissions, fees and other incentives as a percentage of revenue decreased slightly to 46.4% in the current year, as compared to 46.8% in the prior year.

Operating, administrative and other expenses on a consolidated basis were $353.2 million for the nine months ended September 30, 2002, a decrease of $31.9 million or 8.3% as compared to the nine months ended September 30, 2001. This decrease was driven primarily by cost cutting measures and operational efficiencies from programs initiated in May 2001.

Depreciation and amortization expense on a consolidated basis decreased by $13.3 million or 42.4% mainly due to the discontinuation of goodwill amortization after the merger, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and lower depreciation expense, principally due to lower capital expenditures in the current year. The nine months ended September 30, 2002 also included a one-time reduction of amortization expense of $2.0 million arising from the adjustment of certain intangible assets to their estimated fair values as of the acquisition date as determined by independent third party appraisers.

The nine months ended September 30, 2001 included merger-related and other nonrecurring charges on a consolidated basis of $25.4 million. These costs primarily consisted of merger-related costs of $16.5 million, the write-off of e-business investments of $6.1 million, as well as severance costs of $2.8 million related to the Company’s cost reduction program implemented in May 2001.

Consolidated interest expense was $46.3 million, an increase of $10.9 million or 30.6% over the nine months ended September 30, 2001. This was primarily attributable to the Company’s change in debt structure as a result of the merger.

Income tax expense on a consolidated basis was $6.6 million for the nine months ended September 30, 2002 as compared to $2.2 million for the nine months ended September 30, 2001.  The income tax provision and effective tax rate were not comparable between periods due to the effects of the merger and the adoption of SFAS No. 142, which includes the elimination of the amortization of goodwill created under such merger transactions.  In addition, the third quarter 2002 decline in market value of assets associated with the deferred compensation plan for which no tax benefit is realized contributed to an increased effective tax rate.

Segment Operations

In the third quarter of 2001, subsequent to the merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations.  The Company now conducts and reports its operations through three geographically organized segments: (1) The Americas, (2) Europe, Middle East and Africa (EMEA), and (3) Asia Pacific.  The Americas consist of the United States (US), Canada, Mexico, and operations located in Central and South America.  EMEA mainly consists of Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Americas’ prior year results include merger-related and other nonrecurring charges of $24.5 million, as well as a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund contracts in the first quarter of 2001. The following table summarizes the revenue, costs and expenses, and operating income (loss) by operating segment for the periods ended September 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Americas
Revenue	$224,188	$218,749	$618,709	$667,176
Costs and expenses:
Commissions, fees and other incentives	109,919	108,513	291,173	319,266
Operating, administrative and other	88,377	89,720	266,212	294,714
Depreciation and amortization	4,354	6,094	12,561	22,541
Merger-related and other nonrecurring charges	—	18,892	50	24,500
Operating income (loss)	$21,538	$(4,470)	$48,713	$6,155
EBITDA, excluding merger-related and other nonrecurring charges	$25,892	$20,516	$61,324	$53,196
EBITDA, excluding merger-related and other nonrecurring charges, margin	11.5%	9.4%	9.9%	8.0%

EMEA
Revenue	$38,261	$39,082	$111,632	$109,890
Costs and expenses:
Commissions, fees and other incentives	17,391	16,284	48,522	44,685
Operating, administrative and other	19,824	19,524	58,154	59,645
Depreciation and amortization	1,220	1,335	3,194	5,614
Merger-related and other nonrecurring charges	—	134	—	134
Operating (loss) income	$(174)	$1,805	$1,762	$(188)
EBITDA, excluding merger-related and other nonrecurring charges	$1,046	$3,274	$4,956	$5,560
EBITDA, excluding merger-related and other nonrecurring charges, margin	2.7%	8.4%	4.4%	5.1%

Asia Pacific
Revenue	$22,479	$18,322	$63,470	$56,434
Costs and expenses:
Commissions, fees and other incentives	10,200	9,006	28,842	25,957
Operating, administrative and other	11,651	9,180	28,857	30,777
Depreciation and amortization	830	873	2,352	3,289
Merger-related and other nonrecurring charges	—	769	—	769
Operating (loss) income	$(202)	$(1,506)	$3,419	$(4,358)
EBITDA, excluding merger-related and other nonrecurring charges	$628	$136	$5,771	$(300)
EBITDA, excluding merger-related and other nonrecurring charges, margin	2.8%	0.7%	9.1%	-0.5%

Total operating income (loss)	$21,162	$(4,171)	$53,894	$1,609

Total EBITDA, excluding merger-related and other nonrecurring charges	$27,566	$23,926	$72,051	$58,456

EBITDA, excluding merger-related and other nonrecurring charges represents earnings before net interest expense, income taxes, depreciation and amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges.  Management believes that the presentation of EBITDA, excluding merger-related and other nonrecurring charges will enhance a reader’s understanding of the Company’s operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by the Company to service its debt and for other required or discretionary purposes.  Additionally, many of the Company’s debt covenants are based upon EBITDA, excluding merger-related and other nonrecurring charges.  Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA, excluding merger-related and other nonrecurring charges.  EBITDA, excluding merger-related and other nonrecurring charges should not be considered as an alternative to (i) operating income determined in accordance with accounting principles generally accepted in the US or (ii) operating cash flow determined in accordance with accounting principles generally accepted in the US.  The Company’s calculation of EBITDA, excluding merger-related and other nonrecurring charges may not be comparable to similarly titled measures reported by other companies.

EBITDA, excluding merger-related and other nonrecurring charges is calculated as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Americas
Operating income (loss)	$21,538	$(4,470)	$48,713	$6,155
Add:
Depreciation and amortization	4,354	6,094	12,561	22,541
Merger-related and other nonrecurring charges	—	18,892	50	24,500
EBITDA, excluding merger-related and other nonrecurring charges	$25,892	$20,516	$61,324	$53,196

EMEA
Operating (loss) income	$(174)	$1,805	$1,762	$(188)
Add:
Depreciation and amortization	1,220	1,335	3,194	5,614
Merger-related and other nonrecurring charges	—	134	—	134
EBITDA, excluding merger-related and other nonrecurring charges	$1,046	$3,274	$4,956	$5,560

Asia Pacific
Operating (loss) income	$(202)	$(1,506)	$3,419	$(4,358)
Add:
Depreciation and amortization	830	873	2,352	3,289
Merger-related and other nonrecurring charges	—	769	—	769
EBITDA, excluding merger-related and other nonrecurring charges	$628	$136	$5,771	$(300)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Americas

Revenue increased by $5.4 million or 2.5% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, attributable primarily to an increase in sales transaction revenue and consulting fees, partially offset by a decrease in lease transaction revenue.  The sales transaction revenue increase was due to a higher number of transactions and higher average value per transaction.  The consulting fee increase was due to an increase in market share.  The lease transaction revenue decrease was driven by a lower average value per transaction, partially offset by a higher number of transactions. Commissions, fees and other incentives increased by $1.4 million or 1.3% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, caused primarily by higher variable commissions. This was driven by higher sales transaction revenue and consultation fees, partially offset by lower lease transaction revenue.  Commissions, fees and other incentives as a percentage of revenue was flat at approximately 49.0% for the current year third quarter. Operating, administrative and other expenses decreased by $1.3 million or 1.5%, primarily due to higher equity income from equity investments, partially offset by fees paid to consultants and advisors to the Company.

EMEA

Revenue decreased by $0.8 million or 2.1% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.  This was mainly driven by lower overall revenue in the United Kingdom (UK), partially offset by increases in Italy appraisal fees and overall revenue in the Netherlands.  Commissions, fees and other incentives increased $1.1 million or 6.8% due to higher producer compensation, principally in Italy driven by the growth in appraisal revenue. Operating, administrative and other expenses increased by $0.3 million or 1.5% mainly attributable to higher occupancy costs, partially offset by lower accrued executive bonuses and profit sharing due to lower current quarter results.

Asia Pacific

Revenue increased by $4.2 million or 22.7% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.  The increase was primarily driven by higher investment management fees in Japan and an overall increase in revenue in Australia and New Zealand, partially offset by lower revenues as a result of conversions to partner offices elsewhere in Asia.  Commissions, fees, and other incentives increased by $1.2 million or

13.3% primarily due to higher producer compensation resulting from increased personnel requirements in Australia and China, slightly offset by lower commissions due to conversions to partner offices elsewhere in Asia. Operating, administrative, and other expenses increased by $2.5 million or 26.9% primarily as a result of increased accrued bonuses due to higher results in Australia and higher consulting fees in Japan, offset partially by lower expenses due to conversions to partner offices elsewhere in Asia.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Americas

Revenue decreased by $48.5 million or 7.3% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, attributable to lower lease transaction revenue, slightly offset by an increase in sales transaction revenue.  Lease transaction revenue decreased due to a lower average value per transaction.  Sales transaction revenue increased as a result of a higher average value per transaction.  Commissions, fees and other incentives decreased by $28.1 million or 8.8% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, caused primarily by lower variable commissions, producer bonuses and employment costs due to lower lease transaction revenue. Commissions, fees and other incentives as a percentage of revenue was flat at approximately 47.0% for the current year. Operating, administrative and other expenses decreased by $28.5 million or 9.7% as a result of cost reduction and efficiency measures, as well as the organizational restructuring implemented after the merger. Expenses recognized by key executive bonuses and profit sharing also declined, due to lower overall results.

EMEA

Revenue increased by $1.7 million or 1.6% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  This was mainly driven by increases in Italy appraisal fees, France investment management fees, Germany sales transaction revenue, and overall revenue in Spain, partially offset by lower overall revenue in the UK.  Commissions, fees and other incentives increased $3.8 million or 8.6% due to higher producer compensation primarily as a result of increased revenue and higher pension costs. Operating, administrative and other expenses decreased by $1.5 million or 2.5% mainly attributable to cost containment measures and lower bonuses, partially offset by higher occupancy costs.

Asia Pacific

Revenue increased by $7.0 million or 12.5% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  This increase was primarily driven by higher investment management fees in Japan and an increase in overall revenue in Australia and New Zealand, partially offset by lower revenues as a result of conversions to partner offices elsewhere in Asia.  Commissions, fees, and other incentives increased by $2.9 million or 11.1% primarily driven by higher producer compensation expense due to increased personnel requirements in Australia and China, slightly offset by lower commissions due to conversions to partner offices elsewhere in Asia. Operating, administrative, and other expenses decreased by $1.9 million or 6.2% primarily as a result of conversions to partner offices elsewhere in Asia and on going cost containment measures put in place following May 2001, as well as the organizational restructuring implemented after the merger. This decrease was partially offset by an increased accrual for bonuses due to higher results in Australia and higher consulting fees in Asia.

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

The 11¼% Senior Subordinated Notes, the Senior Credit Facility (the Credit Facility) and the 16% Senior Notes (the Senior Notes) all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders or repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.  The debt agreements require the Company to maintain certain minimum levels of net worth, a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreements).  The Credit Facility requires the Company to pay a facility fee based on the total amount of the unused commitment.

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

A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC).  The initial credit agreement provided for a revolving line of credit of up to $150.0 million, bore interest at 1.0% over the RFC base rate, and expired on August 31, 2002.  On April 20, 2002, the Company obtained a temporary line of credit increase of $210.0 million that resulted  in a total line of credit equaling $360.0 million, which expired on July 31, 2002.  On August 1, 2002, the Company obtained another temporary line of credit increase of $20.0 million that resulted in a total line of credit equaling $170.0 million, which expired on August 31, 2002.  On August 21, 2002, the expiration date on the initial credit agreement was extended to October 31, 2002.  During the quarter ended September 30, 2002, the Company had a maximum of $186.6 million revolving line of credit principal outstanding.  At September 30, 2002, the accompanying consolidated balance sheets include a $63.9 million warehouse line of credit outstanding, included in short-term borrowings, and also contain a $63.9 million warehouse receivable.  Subsequent to September 30, 2002, the warehouse line of credit in the amount of $63.9 million was repaid with proceeds from the warehouse receivable.

On October 24, 2002, the maturity date on the credit agreement with RFC was further extended to November 30, 2002.  Effective November 1, 2002, the Company executed an amendment to the revolving line of credit that increased the line of credit from $150.0 million to $200.0 million and redefined the RFC base rate to the greater of LIBOR or 2.0% per annum.

Net cash used in operating activities totaled $19.0 million for the nine months ended September 30, 2002, a decrease of $74.8 million compared to the nine months ended September 30, 2001.  This decline was primarily due to  the improved 2002 results, as well as lower payments for 2001 bonus and profit sharing made in the current year as compared to the 2000 bonus and profit share payments made in the prior year.   In addition, the cash surrender value of insurance policies related to the deferred compensation plan decreased by $9.9 million during the current period as compared to a $3.3 million increase in the prior year.

The Company utilized $16.5 million in investing activities during the nine months ended September 30, 2002, a decrease of $209.2 million compared to the prior year. This decrease was primarily due to the prior year payment of the purchase price and related expenses related to the acquisition of CBRE by the Company.

Net cash used in financing activities totaled $2.1 million for the nine months ended September 30, 2002, compared to cash provided by financing activities of $324.0 million for the nine months ended September 30, 2001.  This decrease was mainly attributable to the debt and equity financing required by the merger in the prior year.

Litigation

The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company’s consolidated financial position or results of operations.

Net Operating Losses

The Company had US federal income tax net operating losses (NOLs) of approximately $8.4 million at December 31, 2001.

The Company’s ability to utilize NOLs of CBRE has been limited for the period from July 21, 2001 to December 31, 2001 and will be limited in subsequent years because CBRE experienced a change in ownership greater than 50% on July 20, 2001. As a result of the ownership change, the limitation was approximately $7.1 million of its NOLs for the period from July 21, 2001 through December 31, 2001 and will be approximately $16.0 million in year 2002 and in each subsequent year until fully utilized.  The amount of NOLs is, in any event, subject to some uncertainty until the statute of limitations lapses after their utilization to offset taxable income.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of its fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged.  Adoption of this statement is not expected to have any material effect on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The adoption of  SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement rescinds the following pronouncements:

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

The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this Statement related to Statement

No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002.  Adoption of this statement is not expected to have any material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94.3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company is currently evaluating the impact of the adoption of this statement on its results of operations and financial position.

Safe Harbor Statement Regarding Forward-Looking Statements

Portions of this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the ‘‘safe harbor’’ provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements, which are generally identified by the use of terms such as "will," "expected" or similar expressions, involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Form 10-Q. Any forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in its expectations or results or any change in events.  Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

Approximately 26% of the Company’s business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the international results of operations as measured in dollars that are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and occasionally enters into currency forward and option contracts to limit its exposure, as appropriate. The Company does not engage in any speculative activities.

The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 51 basis points, which would comprise approximately 10% of the weighted average variable rates at September 30, 2002, the net impact would be a decrease of $1.3 million on pre-tax income and cash provided by operating activities for the nine months ending September 30, 2002.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Within ninety days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)                 Exhibits

                               None

(b)                Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on August 19, 2002 with regard to the Company’s conference call on August 7, 2002 discussing second quarter 2002 operating results.

The registrant filed a Current Report on Form 8-K on August 9, 2002 with regard to a press release issued on August 6, 2002 discussing the Company’s operating results for the second quarter of 2002.

The registrant filed a Current Report on Form 8-K on August 8, 2002 to announce the hiring of Deloitte & Touche LLP as the Company’s new independent auditors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE HOLDING, INC.

Date: November 14, 2002	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer

CERTIFICATIONS

I, Raymond E. Wirta, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of CBRE Holding, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material factor or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ RAYMOND E. WIRTA
Raymond E. Wirta
Chief Executive Officer

I, Kenneth J. Kay, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of CBRE Holding, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material factor or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)                   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer