Form 10-K
period 2002-12-31
CBRE HOLDING INC
filed 2003-03-25
CIK 1138118

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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
N.A.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

        As of June 28, 2002, the aggregate market value of Class A and Class B common stock held by non-affiliates of the Registrant was $0.

        As of February 28, 2003, the number of shares of Class A and Class B commons stock outstanding was 1,724,949 and 12,624,813, respectively.

PART I

Item 1. Business

Company Overview

        Organization.    CBRE Holding, Inc., a Delaware corporation, was incorporated on February 20, 2001 as Blum CB Holding Corporation. On March 26, 2001, Blum CB Holding Corporation changed its name to CBRE Holding, Inc. (the Company). The Company and its former wholly owned subsidiary, Blum CB Corporation (Blum CB), a Delaware corporation, were created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international real estate services firm. Prior to July 20, 2001, the Company was a wholly owned subsidiary of Blum Strategic Partners, LP (Blum Strategic), formerly known as RCBA Strategic Partners, LP, which is an affiliate of Richard C. Blum, a director of the Company and CBRE.

        On July 20, 2001, the Company acquired CBRE (the 2001 Merger) pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among the Company, CBRE and Blum CB. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. The operations of the Company after the 2001 Merger are substantially the same as the operations of CBRE prior to the 2001 Merger. In addition, the Company has no substantive operations other than its investment in CBRE. Information regarding the 2001 Merger is included in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Note 3 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

        Nature of Operations.    CBRE Holding, Inc. is a holding company that conducts its operations primarily through direct and indirect operating subsidiaries. In the United States (US), the Company operates through CB Richard Ellis, Inc. and L.J. Melody, in the United Kingdom (UK) through CB Hillier Parker and in Canada through CB Richard Ellis Limited. CB Richard Ellis Investors, LLC (CBRE Investors) and its foreign affiliates conduct business in the US, Europe and Asia. The Company operates in 47 countries through various subsidiaries and pursuant to cooperation agreements. Approximately 73% of the Company's revenue is generated from the US and 27% is generated from the rest of the world. See Note 21 of the Notes to Consolidated Financial Statements for financial data relating to the Company's domestic and foreign operations, which are incorporated herein by reference.

Recent Developments

        On February 17, 2003, the Company, CBRE, Apple Acquisition Corp. (the Merger Sub) and Insignia Financial Group, Inc. (Insignia) entered into an Agreement and Plan of Merger (the Insignia Acquisition Agreement). Pursuant to the terms and subject to the conditions of the Insignia Acquisition Agreement, the Merger Sub will merge with and into Insignia, the separate existence of the Merger Sub will cease and Insignia will continue its existence as a wholly owned subsidiary of CBRE (the Insignia Acquisition).

        When the Insignia Acquisition becomes effective, each outstanding share of common stock of Insignia (other than the cancelled shares, dissenting shares and shares held by wholly owned subsidiaries of Insignia) will be converted into the right to receive $11.00 in cash, without interest, from the Merger Sub, subject to adjustments as provided in the Insignia Acquisition Agreement. At the same time, each outstanding share of common stock of the Merger Sub will be converted into one share of common stock of the surviving entity in the Insignia Acquisition.

        As of February 17, 2003, the the transaction was valued at approximately $415.0 million, including the repayment of net debt and the redemption of preferred stock. In addition to Insignia shareholder approval, the transaction, which is expected to close in June 2003, is subject to the receipt of financing and regulatory approvals. The sale by Insignia on March 14, 2003 of its residential real estate services subsidiaries, Insignia Douglas Elliman LLC and Insignia Residential Group, Inc., to Montauk Battery Realty, LLC and Insignia's receipt of the cash proceeds from such sale will not affect the consideration to be paid in the Insignia Acquisition.

Business Segments

        In the third quarter of 2001, subsequent to the 2001 Merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations. The Company reports its operations through three geographically organized segments: (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific. The Americas consists of operations located in the US, Canada, Mexico, and Central and South America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. Previously, the Company operated and reported its segments based on the applicable type of revenue transaction.

        Information regarding revenue and operating income or loss attributable to each of the Company's business segments is included in "Segment Operations" within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and within Note 21 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of the Company's business segments is set forth in Note 21 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Americas

        The Americas is the largest business segment in terms of revenue, earnings and cash flow. It includes the following major lines of businesses:

  •
  The Brokerage Services line of business provides sales, leasing and consulting services relating to commercial real estate. This line of business is built upon relationships that the Company establishes with clients. This business does not require significant capital expenditures on a recurring basis. However, due to the low barriers to entry and strong competition, the Company strives to retain top producers through an attractive compensation program that motivates its sales force to achieve higher revenue production. Therefore, the most significant cost is commission expense. In addition, the Company believes that the CB Richard Ellis brand provides it with a competitive operating advantage. This line of business employs approximately 2,120 individuals in offices located in most of the largest metropolitan areas in the US and approximately 410 individuals in Canada and Latin America.

  •
  The Investment Properties line of business provides similar brokerage services primarily for commercial, multi-housing and hotel real estate property marketed for sale to institutional and private investors. This line of business employs approximately 480 individuals in offices mainly located in North America.

  •
  The Corporate Services line of business focuses on building relationships with large corporate clients. The objective is to establish long-term relationships with clients that could benefit from utilizing Corporate Services' broad array of services and/or global presence. These clients are offered the opportunity to be relieved of the responsibility of managing their commercial real estate activities at a lower cost than they could achieve by managing these activities themselves. Corporate Services includes research and consulting, structured finance, project management, lease administration and transaction management. These services can be delivered on a bundled or unbundled basis involving other lines of business in single or multiple markets. This business line employs approximately 420 individuals, primarily within North America.

  •
  The Commercial Mortgage line of business provides commercial loan origination and loan servicing through the Company's wholly owned subsidiary, L.J. Melody. The Commercial

    Mortgage business line focuses on the origination of commercial mortgages without incurring principal risk. As part of its activities, L.J. Melody has established correspondent relationships and conduit arrangements with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. Additionally, L.J. Melody participates in a partnership whereby costs are shared in the servicing of its loan portfolios, which allows for significant cost savings. This business line employs approximately 325 individuals in the US.

  •
  The Valuation line of business provides valuation, appraisal and market research services. These services include market value appraisals, litigation support, discounted cash flow analyses, and feasibility and fairness opinions. The Company believes that the valuation business line is one of the largest in its industry domestically. At December 31, 2002, this business line had over 200 employees on staff in the Americas. It has developed proprietary technology for preparing and delivering valuation reports to its clients, which provides a competitive advantage over its rivals.

  •
  The Investment Management line of business provides investment management services through the Company's wholly owned subsidiary, CBRE Investors. CBRE Investors' clients include pension plans, investment funds, insurance companies and other organizations seeking to generate returns and diversification through investment in real estate. CBRE Investors sponsors funds and investment programs that span the risk/return spectrum. In higher yield strategies, CBRE Investors "co-invests" with its clients/partners. These co-investments typically range from 2% to 5% of the equity in a particular fund. CBRE Investors is organized into three general client focused groups according to investment strategy, which include: Managed Accounts (low risk), Strategic Partners (value added funds) and Special Situations (higher yield and highly focused strategies). Operationally, a dedicated investment team with the requisite skill sets and location executes each investment strategy. Each team's compensation is driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams share resources such as accounting, financial controls, information technology, investor services and research. In addition to the research within the CB Richard Ellis platform, which focuses primarily on market conditions and forecasts, CBRE Investors has an in-house team of research professionals who focus on investment strategy and underwriting. CBRE Investors has approximately 110 employees located in its Los Angeles headquarters and in a regional office in Boston.

  •
  The Asset Services line of business provides value-added asset and related services for income-producing properties owned by local, regional and institutional investors. At December 31, 2002, it managed approximately 216.8 million square feet of commercial space in the Americas. Asset Services includes property management, construction management, marketing, leasing, and accounting and financial services for investor-owned properties, including office, industrial and retail properties. Asset Services markets its services primarily to long-term institutional owners of large commercial real estate assets. Asset Services' contractual relationships put the Company in a position to provide other services for the owner, including refinancing, appraisal, and lease and sales brokerage services. Asset Services employs more than 1,010 individuals in the US, Canada and Latin America, part of whose compensation is reimbursed by clients. Most asset services are performed by management teams located on-site or in the vicinity of the properties they manage. This provides property owners and tenants with immediate and easily accessible service, enhancing client awareness of manager accountability. All personnel are trained and encouraged to continue their education through both internally-sponsored and outside training. Asset Services personnel utilize state-of-the-art technology to deliver marketing, operations and accounting services.

  •
  The Facilities Management line of business specializes in the administration, management, maintenance and project management of properties that are occupied by large corporations and institutions. At December 31, 2002, Facilities Management had approximately 113.1 million square feet under management in the Americas, comprised of corporate headquarters, regional offices, administrative offices and manufacturing and distribution facilities. The Facilities Management business line employs over 820 individuals in the Americas, most of whose compensation is reimbursed by clients. In addition to providing a full range of corporate services through contractual relationships, the Facilities Management group responds to client requests generated by the Company's other business lines for significant, single-assignment acquisition, disposition and strategic real estate consulting assignments that may lead to long-term relationships.

EMEA

        The EMEA division has 44 offices located in 27 countries, with its largest operations located in the UK, France, Spain, the Netherlands and Germany. Operations within the various countries typically provide, at a minimum, the following services: Brokerage, Investment Properties, Corporate Services, Valuation/Appraisal Services, Asset Services and Facilities Management, with approximately 83.7 million square feet under management. Certain countries also provide Financial and Investment Management services. These services are provided to a wide range of clients and cover office, retail, leisure, industrial, logistics, biotechnology, telecommunications and residential property assets.

        The Company, operating as CB Hillier Parker in the UK, is one of the leading real estate services companies in that country. It provides a range of commercial property real estate services to investment, commercial and corporate clients located in London. The Company also has four regional offices in Birmingham, Manchester, Edinburgh and Glasgow. In France, the Company is a key market leader in Paris and provides a complete range of services to the commercial property sector, as well as some services to the residential property market. In Spain, the Company provides extensive coverage operating through its offices in Madrid, Barcelona, Valencia, Malaga, Marbella and Palma de Mallorca. The Company's Netherlands business is based in Amsterdam, while its German operations are located in Frankfurt, Munich, Berlin and Hamburg. The Company's operations in these countries generally provide a full range of services to the commercial property sector, along with some residential property services. As of December 31, 2002, there were over 1,300 professional and support staff employed, of which approximately 700 were in the UK.

Asia Pacific

        The Asia Pacific division has 26 offices located in 11 countries. The Company believes it is one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, including: Brokerage, Investment Management (in Japan only), Corporate Services, Valuation/Appraisal Services, Asset Services and Facilities Management, with approximately 140.0 million square feet under management. The CB Richard Ellis brand name is recognized throughout this region as one of the leading worldwide commercial real estate services firms. This division employs over 2,000 individuals. In Asia, the Company's principal operations are located in China (including Hong Kong), Singapore, South Korea and Japan. The Pacific region includes Australia and New Zealand with principal offices located in Auckland, Brisbane, Melbourne, Perth and Sydney.

Competitive Strengths

        The market for the Company's commercial real estate business is both highly fragmented and competitive. Thousands of local commercial real estate brokerage firms and hundreds of regional commercial real estate brokerage firms have offices throughout the world. Most of the Company's competitors in the Brokerage and Asset Services lines of business are local or regional firms that are substantially smaller than the Company on an overall basis, but in some cases may be larger locally. In addition, there are several national, and in some cases international, real estate brokerage firms with whom the Company competes. The Company believes it has a variety of competitive advantages that have helped to establish its strong, global leadership position within the commercial real estate industry. These advantages include the following:

        Global Brand Name and Presence.    The Company is of the largest commercial real estate services providers in the world in terms of revenue and, together with its predecessors, has been in existence for 97 years. The Company operates over 200 offices in 47 countries around the world. The Company believes that it is among the leading commercial real estate services firms in several major US markets including New York, Los Angeles, Chicago, Houston, Dallas/Fort Worth and Phoenix as well as in many other important real estate markets around the world including Hong Kong, London and Paris. The Company's extensive global reach combined with its localized knowledge enables it to provide world-class service to its numerous multi-regional and multi-national clients. Furthermore, as a result of its global brand recognition and geographic reach, the Company believes that large corporations, institutional owners and users of real estate recognize it as the pre-eminent provider of high quality, professional, multi-functional real estate services.

        Market Leader and Full Service Provider.    The Company provides a full range of real estate services to meet the needs of its clients. These services include commercial real estate Brokerage Services, Investment Properties, Corporate Services, Mortgage Banking, Investment Management, Valuation and Appraisal Services, Real Estate Market Research, Asset Services and Facilities Management. The Company believes that its combination of significant local market presence, strong client relationships and its scalable, diversified line of business platforms differentiates it from its competitors and provides it with a competitive advantage.

        Strong Relationships with Established Customers.    The Company has long-standing relationships with a number of major real estate investors, and its broad national and international presence has enabled it to develop extensive relationships with many leading corporations.

        Recurring Revenue Stream.    The Company believes it is well positioned to generate recurring revenue through the turnover of leases and properties for which it has previously acted as transaction manager. The Company's years of strong local market presence have allowed it to develop significant repeat client relationships, which are responsible for a large part of its business.

        Attractive Business Model.    The Company's business model features a diversified revenue base, a variable cost structure and low capital requirements.

  •
  Diversified Revenue Base.    The Company's global operations, multiple service lines and extensive customer relationships provide it with a diversified revenue base. Approximately 27% of the Company's 2002 revenue was generated outside the US while over 25% of its 2002 revenue was generated from its non-brokerage businesses.

  •
  Variable Cost Structure.    The Company's sales and leasing producers are generally paid on a commission and bonus basis, which correlates with the Company's revenue performance. This flexible cost structure allows the Company to maintain its operating margins in a variety of economic conditions.

  •
  Low Capital Requirements.    The Company's business model is structured to provide high value added services with low capital intensity. In 2002, the Company's capital expenditures remained low at approximately 1.4% of 2002 revenue.

        Empowered Resources.    The Company's proprietary data network gives its professionals instant access to local and global market knowledge to meet its clients' needs. It also enables the Company's professionals to build cross-functional teams to work collaboratively on projects. With real-time access to state-of-the-art information systems, its professionals are empowered to support clients in achieving their business goals.

        Strong Senior Management with a Significant Equity Stake.    The Company's senior management team consists of a number of highly respected executives, most of whom have over 20 years of broad experience in the real estate industry. The Company's senior management team beneficially owns approximately 5% of the Company's outstanding common stock.

        L.J. Melody competes in the US with a large number of mortgage banking firms and institutional lenders as well as regional and national investment banking firms and insurance companies in providing its mortgage banking services. Appraisal and valuation services are provided by other international, national, regional and local appraisal firms and some international, national and regional accounting firms. CBRE Investors has numerous competitors including other real estate investment managers and investment banks.

        The Company's Asset Services and Facilities Management lines of business compete for the right to manage properties controlled by third parties. The competitor may be the owner of the property who is trying to decide upon the efficiency of outsourcing or another management services company. Increasing competition in recent years has resulted in increased pressure to provide additional services at lower rates. The Company has mitigated that pressure by reducing the cost of delivery through automation and by providing services that generate premium fees. One way the Company seeks to grow the Asset Services and Facilities Management lines of business is through assignments that provide synergies with the Company's other lines of business.

Risk Factors

The success of the Company's business is significantly related to general economic conditions and, accordingly, its business could be harmed in the event of an economic slowdown or recession.

        During 2002, the Company continued to be adversely affected by the slowdown in the global economy, which negatively impacted the commercial real estate market. This caused a decline in leasing activities within the US, which was partially offset by improved overall revenues in Europe and Asia.

        Moreover, in part because of the terrorist attacks on September 11, 2001 and the subsequent outbreak of hostilities as well as the conflict with Iraq and the risk of conflict with North Korea, the economic climate in the US and abroad remains uncertain, which may have a further adverse effect on commercial real estate market conditions and, in turn, the Company's operating results.

        Periods of economic slowdown or recession in the US and in other countries, rising interest rates, a declining demand for real estate, or the public perception that any of these events may occur, can harm many segments of the Company's business. These economic conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in demand for funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by the commercial mortgage banking business. If the brokerage and mortgage banking businesses are negatively impacted, it is likely that the other lines of business would also suffer due to the relationship among the various business lines. Further, as a result of the Company's debt level and the terms of the debt instruments entered into in connection with the 2001 Merger and related transactions, the Company's exposure to adverse general economic conditions is heightened.

If the properties that the Company manages fail to perform, its financial condition and results of operations could be harmed.

        The revenue the Company generates from its Asset Services and Facilities Management lines of business is generally a percentage of aggregate rent collections from properties, although many management agreements provide for a specified minimum management fee. Accordingly, the Company's success partially depends upon the performance of the properties it manages. The performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of the Company's control:

  •
  the Company's ability to attract and retain creditworthy tenants;

  •
  the magnitude of defaults by tenants under their respective leases;

  •
  the Company's ability to control operating expenses;

  •
  governmental regulations, local rent control or stabilization ordinances which are in, or may be put into, effect;

  •
  various uninsurable risks;

  •
  financial conditions prevailing generally and in the areas in which these properties are located;

  •
  the nature and extent of competitive properties; and

  •
  the real estate market generally.

The Company's growth has depended significantly upon acquisitions, which may not be available in the future and may not perform as the Company expected.

        A significant component of the Company's growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. However, future acquisitions may not be available at advantageous prices or upon favorable terms and conditions. In addition, acquisitions involve the risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

        The Company has had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These difficulties include the diversion of management's attention from other business concerns and the potential loss of its key employees or those of the acquired operations. The Company believes that most acquisitions will initially have an adverse impact on operating and net income. In addition, the Company generally believes that there will be significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. Accordingly, the Company may not be able to effectively manage acquired businesses and some acquisitions may not have an overall benefit.

        The Company has several different accounting systems as a result of acquisitions it has made. If the Company is unable to fully integrate the accounting and other systems of the businesses it owns, it may not be able to effectively manage its acquired businesses. Moreover, the integration process itself may be disruptive to business, as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems.

The Company's substantial leverage and debt service obligations could harm its ability to operate the business, remain in compliance with debt covenants and make payments on the outstanding debt.

        The Company is highly leveraged and has significant debt service obligations. For the year ended December 31, 2002, the Company's interest expense was $60.5 million. The Company's substantial level of indebtedness increases the possibility that it may be unable to generate sufficient cash to pay the principal of, interest on or other amounts due in respect of its indebtedness. In addition, the Company may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing its indebtedness. If the Company incurs additional debt, the risks associated with its substantial leverage, including its ability to service its debt, would increase.

        The Company's substantial debt could have other important consequences, which include but are not limited to the following:

  •
  The Company could be required to use a substantial portion, if not all, of its free cash flow from operations to pay principal and interest on its debt; additionally, its level of debt may restrict it from raising additional financing on satisfactory terms to fund working capital, strategic acquisitions, investments, joint ventures and other general corporate requirements.

  •
  The interest expense of the Company could increase if interest rates increase because all of its debt under its Senior Credit Facility, including $221.0 million in term loans and a revolving credit facility of up to $90.0 million, bear interest at floating rates, generally between three-month LIBOR plus 3.25% and three-month LIBOR plus 3.75% or between the Alternate Base Rate (ABR) plus 2.25% and ABR plus 2.75%. The ABR is the higher of (1) Credit Suisse First Boston's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.

  •
  The Company's substantial leverage could increase its vulnerability to general economic downturns and adverse competitive and industry conditions placing it at a disadvantage compared to those of its competitors that are less leveraged.

  •
  The Company's debt service obligations could limit its flexibility in planning for, or reacting to, changes in its business and in the real estate services industry.

  •
  The Company's failure to comply with the financial and other restrictive covenants in the documents governing its indebtedness, which, among others, require it to maintain specified financial ratios and limit its ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm its business or prospects and could result in its filing for bankruptcy.

        The Company cannot be certain that its earnings will be sufficient to allow it to pay principal and interest on its debt and meet its other obligations. If the Company does not have sufficient earnings, it may be required to refinance all or part of its existing debt, sell assets, borrow more money or sell more securities, none of which the Company can guarantee it will be able to do.

The Company has numerous significant competitors, some of which may have greater financial resources than it does.

        The Company competes across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage banking. In general, with respect to each of its business disciplines, the Company cannot assure that it will be able to continue to compete effectively, maintain its current fee arrangements or margin levels, or not encounter increased competition. Each of the business disciplines in which it competes is highly competitive on an international, national, regional and local level. Although the Company is one of the largest real estate services firms in the world in terms of revenue, its relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, the Company faces competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms. Many of its competitors are local or regional firms, which are substantially smaller than the Company; however, they may be substantially larger on a local or regional basis. The Company is also subject to competition from other large national and multi-national firms.

The Company's international operations subject it to social, political and economic risks of doing business in foreign countries.

        The Company conducts a portion of its business and employs a substantial number of employees outside the US. In 2002, the Company generated approximately 27% of its revenue from operations outside the US. Circumstances and developments related to international operations that could negatively affect its business, financial condition or results of operations include, but are not limited to, the following factors:

  •
  difficulties and costs of staffing and managing international operations;

  •
  currency restrictions, which may prevent the transfer of capital and profits to the US;

  •
  unexpected changes in regulatory requirements;

  •
  potentially adverse tax consequences;

  •
  the responsibility of complying with multiple and potentially conflicting laws;

  •
  the impact of regional or country-specific business cycles and economic instability;

  •
  the geographic, time zone, language and cultural differences among personnel in different areas of the world;

  •
  greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws and clients often are slow to pay, and in some European countries, where clients also tend to delay payments;

  •
  political instability; and

  •
  foreign ownership restrictions with respect to operations in countries such as China.

        The Company has committed additional resources to expand its worldwide sales and marketing activities, to globalize its service offerings and products in selected markets and to develop local sales and support channels. If the Company is unable to successfully implement these plans, to maintain adequate long-term strategies that successfully manage the risks associated with its global business or to adequately manage operational fluctuations, its business, financial condition or results of operations could be harmed.

        In addition, the Company's international operations and, specifically, the ability of its non-US subsidiaries to dividend or otherwise transfer cash among its subsidiaries (including transfers of cash to pay interest and principal on its senior notes) may be affected by currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

The Company's revenue and earnings may be adversely affected by foreign currency fluctuations.

        The Company's revenue from non-US operations has been primarily denominated in the local currency where the associated revenue was earned. During its fiscal year ended December 31, 2002, approximately 27% of its business was transacted in currencies of foreign countries, the majority of which included the Euro, the British Pound Sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. Thus, the Company may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates.

        The Company has made significant acquisitions of non-US companies and may acquire additional foreign companies in the future. As the Company increases its foreign operations, fluctuations in the value of the US dollar relative to the other currencies in which the Company may generate earnings could adversely affect its business, operating results and financial condition. Due to the constantly changing currency exposures to which the Company is subject and the volatility of currency exchange rates, it cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the US dollar may make it more difficult to perform period-to-period comparisons of the Company's reported results of operations.

        From time to time, the Company's management uses currency hedging instruments, including foreign currency forward and option contracts and borrows in foreign currency. Economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which impact cash flow relative to paying down debt and unexpected changes in the underlying net asset position. These hedging activities may also not be effective.

A significant portion of the Company's operations are concentrated in California and its business could be harmed if the economic downturn continues in the California real estate market.

        For the year ended December 31, 2002, approximately $215.3 million, or 29%, of the $745.8 million in total sales and lease revenue, including revenue from investment property sales, was generated from transactions originating in the State of California. As a result of the geographic concentration in California, a continuation of the economic downturn in the California commercial real estate markets and in the local economies in San Diego, Los Angeles or Orange County could further harm the results of operations.

The Company's co-investment activities subject it to real estate investment risks which could cause fluctuations in earnings and cash flow.

        An important part of the strategy for the investment management business involves investing the Company's capital in certain real estate investments with its clients. As of December 31, 2002, the Company had committed an additional $22.6 million to fund future co-investments. Participation in real estate transactions through co-investment activity could increase fluctuations in earnings and cash flow. Other risks associated with these activities include, but are not limited to, the following:

  •
  loss from investments;

  •
  difficulties associated with international co-investments described in "—The Company's international operations subject it to social, political and economic risks of doing business in foreign countries" and "—The Company's revenue and earnings may be adversely affected by foreign currency fluctuations"; and

  •
  potential lack of control over the disposition of any co-investments and the timing of the recognition of gains, losses or potential incentive participation fees.

The Company may incur liabilities related to its subsidiaries being general partners of numerous general and limited partnerships.

        The Company has subsidiaries that are general partners in numerous general and limited partnerships that invest in or manage real estate assets in connection with its co-investments, including several partnerships involved in the acquisition, rehabilitation, subdivision and sale of multi-tenant industrial business parks. Any subsidiary that is a general partner is potentially liable to its partners and for the obligations of the partnership, including those obligations related to environmental contamination of properties owned or managed by the partnership. If the Company's exposure as a general partner is not limited, or if the exposure as a general partner expands in the future, any resulting losses may harm the Company's business, financial condition or results of operations.

The Company's joint venture activities involve unique risks that are often outside of its control, which if realized, could harm its business.

        The Company has utilized joint ventures for large commercial investments, initiatives in Internet-related technology and local brokerage partnerships. In the future, the Company may acquire interests in additional general and limited partnerships and other joint ventures formed to own or develop real property or interests in real property. The Company has acquired and may continue to acquire minority interests in joint ventures. Additionally, it may also acquire interests as a passive investor without rights to actively participate in management of the joint ventures. Investments in joint ventures involve additional risks, including, but not limited to, the following:

  •
  the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with the Company's; and

  •
  the Company may not have the right or power to direct the management and policies of the joint ventures and other participants may take action contrary to the Company's instructions or requests and against the Company's policies and objectives.

        If a joint venture participant acts contrary to the Company's interest, it could harm the Company's business, results of operations and financial condition.

The Company's success depends upon the retention of its senior management, as well as its ability to attract and retain qualified and experienced employees.

        The Company's continued success is highly dependent upon the efforts of its executive officers and key employees. The only members of senior management that are parties to employment agreements are Raymond Wirta, the Chief Executive Officer; Brett White, the President; and Kenneth Kay, the Chief Financial Officer. If any of the key employees leave and the Company is unable to quickly hire and integrate a qualified replacement, business and results of operations may suffer. In addition, the growth of the business is largely dependent upon the Company's ability to attract and retain qualified personnel in all areas of the business, including brokerage and property management personnel. If the Company is unable to attract and retain these qualified personnel, growth may be limited, and business and operating results could suffer.

If the Company fails to comply with laws and regulations applicable to real estate brokerage and mortgage transactions and other segments of its business, it may incur significant financial penalties.

        Due to the broad geographic scope of the Company's operations and the numerous forms of real estate services performed, the Company is subject to numerous federal, state and local laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions requires the Company to maintain brokerage licenses in each state in which the Company operates. If the Company fails to maintain its licenses or conducts brokerage activities without a license, it may be required to pay fines, return commissions received or have licenses suspended. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to the Company's business, both in the US and in foreign countries, may change in ways that materially increase the costs of compliance.

The Company may have liabilities in connection with real estate brokerage and property management activities.

        As a licensed real estate broker, the Company and its licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject the Company or its employees to litigation from parties who purchased, sold or leased properties they brokered or managed. The Company could become subject to claims by participants in real estate sales claiming that it did not fulfill its statutory obligations as a broker.

        In addition, in the Company's property management business, it hires and supervises third party contractors to provide construction and engineering services for its managed properties. While the Company's role is limited to that of a supervisor, it may be subjected to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could negatively impact the Company's business, financial condition or results of operations.

The Company's results of operations vary significantly among quarters, which makes comparison of its quarterly results difficult.

        A significant portion of the Company's revenue is seasonal. Historically, this seasonality has caused the Company's revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions toward the fiscal year-end while incurring constant, non-variable expenses throughout the year.

Employees

        At December 31, 2002, the Company had approximately 9,500 employees. The Company believes that relations with its employees are good.

Item 2. Properties

        The Company leases the following offices:

Location	Sales Offices	Corporate Offices	Total
Americas	134	2	136
Europe, Middle East and Africa	43	1	44
Asia Pacific	25	1	26

Total	202	4	206

        The Company does not own any offices, which is consistent with its strategy to lease instead of own. In general, these offices are fully utilized. There is adequate alternative office space available at acceptable rental rates to meet the Company's needs, although rental rates in some markets may negatively affect the Company's profits in those markets.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is not publicly traded on any exchange or in any market. At February 28, 2003, the Company had seventy-eight record holders of its Class A common stock and ten record holders of its Class B common stock. The Company has not declared any cash dividends on its common stock. The Company's existing credit agreement restricts its ability to pay dividends on its common stock, and the Company does not expect to pay dividends in the near future.

        From November 7, 1997 to July 20, 2001, the common stock of CB Richard Ellis Services, Inc. (CBRE) traded on the New York Stock Exchange (NYSE) under the symbol "CBG." On July 20, 2001, CBRE merged with a subsidiary of the Company, with CBRE as the surviving corporation, and the common stock of CBRE was delisted from the NYSE. The Company owns all of the issued and outstanding capital stock of CBRE. CBRE has never declared any cash dividends on its capital stock.

        The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under plans [excluding securities listed in column (I)]
Equity compensation plans approved by shareholders	1,707,076	$18.10	5,048,401
Equity compensation plans not approved by shareholders	—	—	—

Total	1,707,076	$18.10	5,048,401

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except share data)

	Company	Company	Predecessor	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001(1)	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999	Twelve Months Ended December 31, 1998
STATEMENT OF OPERATIONS DATA(2):
Revenue	$1,170,277	$562,828	$607,934	$1,323,604	$1,213,039	$1,034,503
Operating income (loss)	$106,062	$62,732	$(14,174)	$107,285	$76,899	$78,476
Interest expense, net	$57,229	$27,290	$18,736	$39,146	$37,438	$27,993
Net income (loss)	$18,727	$17,426	$(34,020)	$33,388	$23,282	$24,557
Basic EPS (3)	$1.25	$2.22	$(1.60)	$1.60	$1.11	$(0.38)
Weighted average shares outstanding for basic EPS (3) (4)	15,025,308	7,845,004	21,306,584	20,931,111	20,998,097	20,136,117
Diluted EPS (3)	$1.23	$2.20	$(1.60)	$1.58	$1.10	$(0.38)
Weighted average shares outstanding for diluted EPS (3) (4)	15,222,111	7,909,797	21,306,584	21,097,240	21,072,436	20,136,117
OTHER DATA:
EBITDA, excluding merger-related and other nonrecurring charges (5) (6)	$130,712	$81,372	$33,609	$150,484	$117,369	$127,246
Net cash provided by (used in) operating activities	$64,882	$91,334	$(120,230)	$80,859	$70,340	$76,005
Net cash used in investing activities	$(24,130)	$(261,393)	$(12,139)	$(32,469)	$(23,096)	$(222,911)
Net cash (used in) provided by financing activities	$(17,838)	$213,831	$126,230	$(53,523)	$(37,721)	$119,438

	Company	Company	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 1998
BALANCE SHEET DATA:
Cash and cash equivalents	$79,701	$57,450	$20,854	$27,844	$19,551
Total assets	$1,324,876	$1,354,512	$963,105	$929,483	$856,892
Long-term debt	$511,133	$522,063	$303,571	$357,872	$373,691
Total liabilities	$1,067,920	$1,097,693	$724,018	$715,874	$660,175
Total stockholders' equity	$251,341	$252,523	$235,339	$209,737	$190,842
Number of shares outstanding (4)	14,307,893	14,380,414	20,605,023	20,435,692	20,636,134

Note: The Company has not declared any cash dividends on its common stock for the periods shown.

(1)
The results include the activities of CB Richard Ellis Services, Inc. (CBRE), from July 20, 2001, the date of the 2001 Merger.

(2)
The results include the activities of REI from April 17, 1998 and Hillier Parker from July 7, 1998. For the year ended December 31, 1998, basic and diluted loss per share include a deemed dividend of $32.3 million on the repurchase of CBRE's preferred stock.

(3)
EPS represents earnings (loss) per share. See Earnings Per Share Information in Note 16 of Notes to Consolidated Financial Statements.

(4)
For the period from February 20, 2001 (inception) through December 31, 2001 the 7,845,004 and the 7,909,797 represent the weighted average shares outstanding for basic and diluted earnings per share, respectively. These balances take into consideration the lower number of shares outstanding prior to the merger with CBRE. The 14,380,414 represents the outstanding number of shares at December 31, 2001.

(5)
EBITDA, excluding merger-related and other nonrecurring charges, represents earnings before net interest expense, income taxes, depreciation and amortization and excludes the impact of merger-related and other nonrecurring charges, if any. Management believes that the presentation of EBITDA, excluding merger-related and other nonrecurring charges, will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used to service debt and for other required or discretionary purposes. Additionally, many of the Company's debt covenants are based upon EBITDA, excluding merger-related and other nonrecurring charges. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA, excluding merger-related and other nonrecurring charges. EBITDA, excluding merger-related and other nonrecurring charges, should not be considered as an alternative to (i) operating income determined in accordance with accounting principles generally accepted in the United States of America or (ii) operating cash flow determined in accordance with accounting principles generally accepted in the United States of America. The Company's calculation of EBITDA, excluding merger-related and other nonrecurring charges, may not be comparable to similarly titled measures reported by other companies.

        EBITDA, excluding merger-related and other nonrecurring charges, is calculated as follows:

	Company	Company	Predecessor	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000	Twelve Months Ended December 31, 1999	Twelve Months Ended December 31, 1998
	(Dollars in thousands)
Operating income (loss)	$106,062	$62,732	$(14,174)	$107,285	$76,899	$78,476
Add: Depreciation and amortization	24,614	12,198	25,656	43,199	40,470	32,185

EDITDA	130,676	74,930	11,482	150,484	117,369	110,661
Add: Merger-related and other nonrecurring charges	36	6,442	22,127	—	—	16,585

EBITDA, excluding merger-related and other nonrecurring charges	$130,712	$81,372	$33,609	$150,484	$117,369	$127,246

(6)
Nonrecurring charges are primarily comprised of the write-off of assets, primarily e-business investments, as well as severance costs.

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

        The Company is one of the world's largest global commercial real estate services firms in terms of revenue, offering a full range of services to commercial real estate occupiers, owners, lenders and investors. Operations are conducted in 47 countries through 206 offices with approximately 9,500 employees. The Company has worldwide capabilities to assist buyers in the purchase and sellers in the disposition of commercial property, to assist tenants in finding available space and owners in finding qualified tenants, to provide valuation and appraisals for real estate property, to assist in the placement of financing for commercial real estate, to provide commercial loan servicing, to provide research and consulting services, to help institutional investors manage commercial real estate portfolios, to provide property and facilities management services and to serve as the outsource service provider to corporations seeking to be relieved of the responsibility for managing their real estate operations.

        A significant portion of the Company's revenue is seasonal. Historically, this seasonality has caused the Company's revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions toward the fiscal year-end while incurring constant, non-variable expenses throughout the year. In addition, the Company's operations are directly affected by actual and perceived trends in various national and economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. The international operations are subject to political instability, currency fluctuations and changing regulatory environments. To date, the Company does not believe that general inflation has had a material impact upon its operations. Revenue, commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand rather than general inflation.

        On July 20, 2001, the Company acquired CB Richard Ellis Services, Inc. (CBRE), (the 2001 Merger), pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001 (the 2001 Merger Agreement), among the Company, CBRE and Blum CB Corp. (Blum CB), a wholly owned subsidiary of the Company. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. At the effective time of the 2001 Merger, CBRE became a wholly owned subsidiary of the Company.

        The results of operations, including the segment operations and cash flows, for the year ended December 31, 2001 have been derived by combining the results of operations and cash flows of the Company for the period from February 20, 2001 (inception) to December 31, 2001 with the results of operations and cash flows of CBRE, prior to the 2001 Merger, from January 1, 2001 through July 20, 2001, the date of the 2001 Merger. The results of operations and cash flows of CBRE prior to the 2001 Merger incorporated in the following discussion are the historical results and cash flows of CBRE, the predecessor to the Company. These CBRE results do not reflect any purchase accounting adjustments, which are included in the results of the Company subsequent to the 2001 Merger. Due to the effects of purchase accounting applied as a result of the 2001 Merger and the additional interest expense associated with the debt incurred to finance the 2001 Merger, the results of operations of the Company may not be comparable in all respects to the results of operations for CBRE prior to the 2001 Merger. However, the Company's management believes a discussion of the 2001 operations is more meaningful by combining the results of the Company with the results of CBRE.

        On February 17, 2003, the Company entered into a merger agreement with Insignia Financial Group, Inc. Additional information regarding this transaction is included in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations

        The following table sets forth items derived from the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31
	2002		2001		2000
	(Dollars in thousands)
Revenue	1,170,277	100.0%	1,170,762	100.0%	1,323,604	100.0%
Costs and expenses:
Commissions, fees and other incentives	554,942	47.4	547,577	46.8	628,097	47.4
Operating, administrative and other	493,949	42.2	512,632	43.8	551,528	41.7
Depreciation and amortization	24,614	2.1	37,854	3.2	43,199	3.3
Equity income from unconsolidated subsidiaries	(9,326)	(0.8)	(4,428)	(0.4)	(6,505)	(0.5)
Merger-related and other nonrecurring charges	36	—	28,569	2.5	—	—

Operating income	106,062	9.1	48,558	4.1	107,285	8.1
Interest income	3,272	0.3	3,994	0.4	2,554	0.2
Interest expense	60,501	5.2	50,020	4.3	41,700	3.2

Income before provision for income taxes	48,833	4.2	2,532	0.2	68,139	5.1
Provision for income taxes	30,106	2.6	19,126	1.6	34,751	2.6

Net income (loss)	$18,727	1.6%	$(16,594)	(1.4)%	$33,388	2.5%

EBITDA, excluding merger-related and other nonrecurring charges	$130,712	11.2%	$114,981	9.8%	$150,484	11.4%

        EBITDA, excluding merger-related and other nonrecurring charges, is calculated as follows:

	Year Ended December 31
	2002	2001	2000
	(Dollars in thousands)
Operating income	$106,062	$48,558	$107,285
Add: Depreciation and amortization	24,614	37,854	43,199

EBITDA	130,676	86,412	150,484
Add: Merger-related and other nonrecurring charges	36	28,569	—

EBITDA, excluding merger-related and other nonrecurring charges	$130,712	$114,981	$150,484

        EBITDA, excluding merger-related and other nonrecurring charges, represents earnings before net interest expense, income taxes, depreciation and amortization and excludes the impact of merger-related and other nonrecurring charges, if any. Management believes that the presentation of EBITDA, excluding merger-related and other nonrecurring charges, will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used to service debt and for other required or discretionary purposes. Additionally, many of the Company's debt covenants are based upon EBITDA, excluding merger related and other nonrecurring charges. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA, excluding merger-related and other nonrecurring charges. EBITDA, excluding merger-related and other nonrecurring charges, should not be considered as an alternative to (i) operating income determined in accordance with accounting principles generally accepted in the United States of America or (ii) operating cash flow determined in accordance with accounting principles generally accepted in the United States of America. The Company's calculation of EBITDA, excluding merger-related and other nonrecurring charges, may not be comparable to similarly titled measures reported by other companies.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The Company reported consolidated net income of $18.7 million for the year ended December 31, 2002 on revenue of $1,170.3 million as compared to a consolidated net loss of $16.6 million on revenue of $1,170.8 million for the year ended December 31, 2001.

        Revenue on a consolidated basis for the year ended December 31, 2002 was comparable to the year ended December 31, 2001. Declines in lease transaction revenue, principally in the Americas and Asia Pacific, combined with a nonrecurring prior year sale of mortgage fund contracts of $5.6 million, was mostly offset by higher worldwide sales transaction revenue, consulting fees, investment management fees and loan fees.

        Commissions, fees and other incentives on a consolidated basis totaled $554.9 million for the year ended December 31, 2002, an increase of $7.4 million or 1.3% from the year ended December 31, 2001. Commissions, fees and other incentives as a percentage of revenue increased slightly to 47.4% in the current year as compared to 46.8% in the prior year. This increase was primarily due to higher producer compensation within the Company's international operations associated with expanded international activities. These increases were partially offset by lower variable commissions, principally in the Americas, driven by lower lease transaction revenue.

        Operating, administrative and other expenses on a consolidated basis were $493.9 million for the year ended December 31, 2002, a decrease of $18.7 million or 3.6% as compared to the year ended December 31, 2001. This decrease was primarily driven by cost cutting measures and operational efficiencies from programs initiated in May 2001 as well as foreign currency transaction and settlement gains resulting from the weaker United States (US) dollar. These reductions were partially offset by an increase in bonuses and other incentives, primarily within the Company's international operations, due to higher results.

        Depreciation and amortization expense on a consolidated basis decreased by $13.2 million or 35.0% mainly due to the discontinuation of goodwill amortization after the 2001 Merger in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and lower depreciation expense, principally due to lower capital expenditures in the current year. The year ended December 31, 2002 also included a reduction of amortization expense of $2.0 million arising from the adjustment of certain intangible assets to their estimated fair values as of the acquisition date as determined by independent third party appraisers in 2002.

        Equity income from unconsolidated subsidiaries increased by $4.9 million or 110.6% for the year ended December 31, 2002 as compared to the prior year, primarily due to improved performance from several domestic joint ventures.

        The year ended December 31, 2001 included merger-related and other nonrecurring charges on a consolidated basis of $28.6 million. These costs primarily consisted of merger-related costs of $18.3 million, the write-off of assets, primarily e-business investments, of $7.2 million as well as severance costs of $3.1 million related to the Company's cost reduction program instituted in May 2001.

        Consolidated interest expense was $60.5 million, an increase of $10.5 million or 21.0% over the year ended December 31, 2001. This was primarily attributable to the Company's change in debt structure as a result of the 2001 Merger.

        Income tax expense on a consolidated basis was $30.1 million for the year ended December 31, 2002 as compared to $19.1 million for the year ended December 31, 2001. The income tax provision and effective tax rate were not comparable between periods due to effects of the 2001 Merger and the adoption of SFAS No. 142, which resulted in the elimination of the amortization of goodwill. In addition, the decline in the market value of assets associated with the deferred compensation plan for which no tax benefit was realized contributed to an increased effective tax rate.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        The Company reported a consolidated net loss of $16.6 million for the year ended December 31, 2001 on revenue of $1,170.8 million compared to consolidated net income of $33.4 million on revenue of $1,323.6 million for the year ended December 31, 2000. The 2001 results include a nonrecurring sale of mortgage fund management contracts of $5.6 million. The 2000 results include a nonrecurring sale of certain non-strategic assets of $4.7 million.

        Revenue on a consolidated basis decreased by $152.8 million or 11.5% during the year ended December 31, 2001 as compared to the year ended December 31, 2000. This was mainly driven by a $98.2 million decrease in lease transaction revenue and a $62.8 million decline in sales transaction revenue during 2001. The lower revenue was primarily attributable to the Company's North American operation. However, the European and Asian operations also experienced lower sales and lease transaction revenue as compared to 2000. These decreases were slightly offset by a $6.4 million or 11.0% increase in loan origination and servicing fees as well as a $6.0 million or 8.1% increase in appraisal fees driven by increased refinancing activities due to a decline in interest rates in the US and increased fees in the European operation.

        Commissions, fees and other incentives on a consolidated basis totaled $547.6 million, a decrease of $80.5 million or 12.8% for the year ended December 31, 2001 as compared to the prior year. This decrease was primarily due to the lower sales and lease transaction revenue within North America. This decline in revenue also resulted in lower variable commissions expense within this region as compared to 2000. This was slightly offset by producer compensation within the international operations, which is typically fixed in nature and does not decrease as a result of lower revenue. Accordingly, commissions, fees and other incentives as a percentage of revenue decreased slightly to 46.8% for 2001 as compared to 47.4% for 2000.

        Operating, administrative and other expenses on a consolidated basis were $512.6 million, a decrease of $38.9 million or 7.1% for the year ended December 31, 2001 as compared to the prior year. This decrease was due to cost cutting measures and operational efficiencies from programs initiated in May 2001. An organizational restructure was also implemented after the 2001 Merger transaction that included the reduction of administrative staff in corporate and divisional headquarters and the scaling back of unprofitable operations. In addition, bonus incentives and profit share declined due to the Company's lower results.

        Depreciation and amortization expense on a consolidated basis decreased by $5.3 million or 12.4% primarily due to the discontinuation of goodwill amortization after the 2001 Merger in accordance with SFAS No. 142.

        Equity income from unconsolidated subsidiaries decreased by $2.1 million or 31.9% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to decreased results from several domestic joint ventures.

        Merger-related and other nonrecurring charges on a consolidated basis were $28.6 million for the year ended December 31, 2001. This included merger-related costs of $18.3 million, the write-off of assets, primarily e-business investments, of $7.2 million and severance costs of $3.1 million attributable to the Company's cost reduction program instituted in May 2001.

        Consolidated interest expense was $50.0 million, an increase of $8.3 million or 20.0% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This was attributable to the Company's increased debt as a result of the 2001 Merger.

        Provision for income taxes on a consolidated basis was $19.1 million for the year ended December 31, 2001 as compared to a provision for income taxes of $34.8 million for the year ended December 31, 2000. The income tax provision and effective tax rate were not comparable between periods due to the 2001 Merger. In addition, the Company adopted SFAS No. 142, which resulted in the elimination of the amortization of goodwill.

Segment Operations

        In the third quarter of 2001, subsequent to the 2001 Merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations. The Company reports its operations through three geographically organized segments: (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific. The Americas consists of operations located in the US, Canada, Mexico, and Central and South America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Americas 2001 results include a nonrecurring sale of mortgage fund contracts of $5.6 million as well as merger-related and other nonrecurring charges of $26.9 million. The Americas 2000 results include a nonrecurring sale of certain non-strategic assets of $4.7 million. Asia Pacific's 2001 results include merger-related and other nonrecurring charges of $1.2 million. The following table summarizes the revenue, costs and expenses and operating income (loss) by operating segment for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31
	2002		2001		2000
	(Dollars in thousands)
Americas
Revenue	$896,064	100.0%	$928,799	100.0%	$1,074,080	100.0%
Costs and expenses:
Commissions, fees and other incentives	438,842	48.9	448,813	48.4	530,284	49.3
Operating, administrative and other	367,312	41.0	388,645	41.8	422,698	39.4
Depreciation and amortization	16,958	1.9	27,452	3.0	28,600	2.7
Equity income from unconsolidated subsidiaries	(8,425)	(0.9)	(3,808)	(0.4)	(5,553)	(0.5)
Merger-related and other nonrecurring charges	36	—	26,923	2.8	—	—

Operating income	$81,341	9.1%	$40,774	4.4%	$98,051	9.1%

EBITDA, excluding merger-related and other nonrecurring charges	$98,335	11.0%	$95,149	10.2%	$126,651	11.8%

EMEA
Revenue	$182,222	100.0%	$161,306	100.0%	$164,539	100.0%
Costs and expenses:
Commissions, fees and other incentives	75,475	41.4	63,343	39.3	61,194	37.1
Operating, administrative and other	84,963	46.6	81,728	50.6	84,172	51.2
Depreciation and amortization	4,579	2.5	6,492	4.0	9,837	6.0
Equity income from unconsolidated subsidiaries	(82)	—	(2)	—	(3)	—
Merger-related and other nonrecurring charges	—	—	451	0.3	—	—

Operating income	$17,287	9.5%	$9,294	5.8%	$9,339	5.7%

EBITDA, excluding merger-related and other nonrecurring charges	$21,866	12.0%	$16,237	10.1%	$19,176	11.7%

Asia Pacific
Revenue	$91,991	100.0%	$80,657	100.0%	$84,985	100.0%
Costs and expenses:
Commissions, fees and other incentives	40,625	44.2	35,421	43.9	36,619	43.1
Operating, administrative and other	41,674	45.3	42,259	52.4	44,658	52.5
Depreciation and amortization	3,077	3.3	3,910	4.9	4,762	5.6
Equity income from unconsolidated subsidiaries	(819)	(0.9)	(618)	(0.8)	(949)	(1.1)
Merger-related and other nonrecurring charges	—	—	1,195	1.5	—	—
Operating income (loss)	$7,434	8.1%	$(1,510)	(1.9)%	$(105)	(0.1)%

EBITDA, excluding merger-related and other nonrecurring charges	$10,511	11.4%	$3,595	4.5%	$4,657	5.5%

        EBITDA, excluding merger-related and other nonrecurring charges, is calculated as follows:

	Year Ended December 31
	2002	2001	2000
	(Dollars in thousands)
Americas
Operating income	$81,341	$40,774	$98,051
Add: Depreciation and amortization	16,958	27,452	28,600

EBITDA	98,299	68,226	126,651
Add: Merger-related and other nonrecurring charges	36	26,923	—

EBITDA, excluding merger-related and other nonrecurring charges	$98,335	$95,149	$126,651

EMEA
Operating income	$17,287	$9,294	$9,339
Add: Depreciation and amortization	4,579	6,492	9,837

EBITDA	21,866	15,786	19,176
Add: Merger-related and other nonrecurring charges	—	451	—

EBITDA, excluding merger-related and other nonrecurring charges	$21,866	$16,237	$19,176

Asia Pacific
Operating income (loss)	$7,434	$(1,510)	$(105)
Add: Depreciation and amortization	3,077	3,910	4,762

EBITDA	10,511	2,400	4,657
Add: Merger-related and other nonrecurring charges	—	1,195	—

EBITDA, excluding merger-related and other nonrecurring charges	$10,511	$3,595	$4,657

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Americas

        Revenue decreased by $32.7 million or 3.5% for the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily driven by lower lease transaction revenue, partially offset by an increase in sales transaction revenue and loan fees. The lease transaction revenue decrease was primarily due to a lower average value per transaction partially offset by a higher number of transactions. The sales transaction revenue increase was driven by a higher number of transactions as well as a higher average value per transaction. Loan fees also increased compared to the prior year principally due to an increase in the number of transactions. Commissions, fees and other incentives decreased by $10.0 million or 2.2% for the year ended December 31, 2002 as compared to the year ended December 31, 2001, caused primarily by lower variable commissions due to lower lease transaction revenue. Commissions, fees and other incentives as a percentage of revenue were relatively flat when compared to the prior year at approximately 48.9%. Operating, administrative and other expenses decreased by $21.3 million or 5.5% as a result of cost reduction and efficiency measures, the organizational restructure implemented after the 2001 Merger, and foreign currency transaction and settlement gains resulting from the weaker US dollar.

EMEA

        Revenue increased by $20.9 million or 13.0% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This was mainly driven by higher sales transaction revenue across Europe as well as higher lease transaction revenue and investment management fees in France. Commissions, fees and other incentives increased by $12.1 million or 19.2% due to higher producer compensation as a result of increased revenue arising from expanded activities in the United Kingdom (UK), France, Germany, Italy and Spain. Operating, administrative and other expenses increased by $3.2 million or 4.0% mainly attributable to higher incentives due to increased results, higher occupancy costs and consulting fees.

Asia Pacific

        Revenue increased by $11.3 million or 14.1% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This increase was primarily driven by higher investment management fees in Japan and an increase in overall revenue in Australia and New Zealand, partially offset by lower revenues as a result of conversions of small, wholly owned offices to affiliate offices elsewhere in Asia. Commissions, fees and other incentives increased by $5.2 million or 14.7% primarily driven by higher producer compensation expense due to increased personnel requirements in Australia, China and New Zealand, slightly offset by lower commissions due to conversions to affiliate offices elsewhere in Asia. Operating, administrative and other expenses decreased by $0.6 million or 1.4% primarily as a result of conversions to affiliate offices. This decrease was mostly offset by an increased accrual for bonuses due to higher results in Australia and New Zealand.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Americas

        Revenue decreased by $145.3 million or 13.5% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily driven by the softening global economy as well as the tragic events of September 11, 2001. Lease transaction revenue decreased by $85.3 million and sales transaction revenue declined by $55.5 million due to a lower number of transactions completed as well as a lower average value per transaction during 2001 as compared to 2000. Consulting and referral fees also decreased by $12.1 million or 20.0% as compared to 2000. These declines were slightly offset by an increase in loan origination and servicing fees of $6.4 million as well as higher appraisal fees of $4.4 million driven by increased refinancing activities due to the low interest rate environment in North America. Commissions, fees and other incentives decreased by $81.5 million or 15.4% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, caused primarily by the lower lease transaction and sales transaction revenue. The decline in revenue also resulted in lower variable commissions expense. As a result, commissions, fees and other incentives as a percentage of revenue decreased from 49.3% in 2000 to 48.4% in 2001. Operating, administrative and other expenses decreased by $34.1 million or 8.1% as a result of cost reduction and efficiency measures initiated in May 2001 as well as the organizational restructure implemented after the 2001 Merger. Key executive bonuses and profit share also declined due to the lower results.

EMEA

        Revenue decreased by $3.2 million or 2.0% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This was mainly driven by lower sales transaction and lease transaction revenue due to the overall weakness in the European economy, particularly in France and Germany. This was slightly offset by higher consulting and referral fees in the UK as well as an overall increase in appraisal fees throughout Europe. Commissions, fees and other incentives increased by $2.1 million or 3.5% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to a higher number of producers, mainly in the UK. Producer compensation in EMEA is typically fixed in nature and does not decrease with a decline in revenue. Operating, administrative and other expenses decreased by $2.4 million or 2.9% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, mainly attributable to decreased bonuses and other incentives due to lower 2001 results.

Asia Pacific

        Revenue decreased by $4.3 million or 5.1% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This was primarily driven by lower lease transaction revenue due to the weak economy in China and Singapore. Operating, administrative and other expenses decreased by $2.4 million or 5.4% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease was primarily due to lower personnel requirements and other cost containment measures put in place during May 2001 as well as the organizational restructure implemented after the 2001 Merger.

Liquidity and Capital Resources

        Pursuant to the terms of the 2001 Merger Agreement, each issued and outstanding share of common stock of CBRE was converted into the right to receive $16.00 in cash, except for: (i) shares of common stock of CBRE owned by the Company and Blum CB immediately prior to the 2001 Merger, totaling 7,967,774 shares, which were cancelled, (ii) treasury shares and shares of common stock of CBRE owned by any of its subsidiaries which were cancelled and (iii) shares of common stock of CBRE held by stockholders who perfected appraisal rights for such shares in accordance with Delaware law. All shares of common stock of CBRE outstanding prior to the 2001 Merger were acquired by the Company and subsequently cancelled. Immediately prior to the 2001 Merger, the following, collectively referred to as the buying group, contributed to the Company all the shares of CBRE's common stock that he or it directly owned in exchange for an equal number of shares of Class B common stock of the Company: Blum Strategic Partners, L.P. (formerly known as RCBA Strategic Partners, L.P.), FS Equity Partners III, L.P. (FSEP), a Delaware limited partnership, FS Equity Partners International, L.P. (FSEP International), a Delaware limited partnership, The Koll Holding Company, a California corporation, Frederic V. Malek, a director of the Company and CBRE, Raymond E. Wirta, the Chief Executive Officer and a director of the Company and CBRE, and Brett White, the President and a director of the Company and CBRE. Such shares of common stock of CBRE, which totaled 7,967,774 shares of common stock, were then cancelled. In addition, the Company offered to purchase for cash, options outstanding to acquire common stock of CBRE at a purchase price per option equal to the greater of the amount by which $16.00 exceeded the exercise price of the option, if at all, or $1.00. In connection with the 2001 Merger, CBRE purchased its outstanding options on behalf of the Company, which were recorded as merger-related and other nonrecurring charges by CBRE in the period from January 1, 2001 through July 20, 2001.

        The funding to complete the 2001 Merger, as well as the refinancing of substantially all of the outstanding indebtedness of CBRE, was obtained through: (i) the cash contribution of $74.8 million from the sale of Class B common stock of the Company for $16.00 per share, (ii) the sale of shares of Class A common stock of the Company for $16.00 per share to employees and independent contractors of CBRE, (iii) the sale of 625,000 shares of Class A common stock of the Company to the California Public Employees' Retirement System for $16.00 per share, (iv) the issuance and sale by the Company of 65,000 units for $65.0 million to DLJ Investment Funding, Inc. and other purchasers, which units consist of $65.0 million in aggregate principal amount of 16% Senior Notes due July 20, 2011 and 339,820 shares of Class A common stock of the Company, (v) the issuance and sale by Blum CB of $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 for $225.6 million (which were assumed by CBRE in connection with the 2001 Merger) and (vi) borrowings by CBRE under a new $325.0 million senior credit agreement with Credit Suisse First Boston (CSFB) and other lenders.

        Following the 2001 Merger, the common stock of CBRE was delisted from the New York Stock Exchange. CBRE also successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Subordinated Notes). The Subordinated Notes were purchased at $1,079.14 for each $1,000 principal amount of

Subordinated Notes, which included a consent payment of $30.00 per $1,000 principal amount of Subordinated Notes. The Company also repaid the outstanding balance of CBRE's existing revolving credit facility. The Company entered into the 2001 Merger in order to enhance the flexibility to operate CBRE's existing businesses and to develop new ones.

        On February 17, 2003, the Company, CBRE, Apple Acquisition Corp. (the Merger Sub) and Insignia Financial Group, Inc. (Insignia) entered into an Agreement and Plan of Merger (the Insignia Acquisition Agreement). Pursuant to the terms and subject to the conditions of the Insignia Acquisition Agreement, the Merger Sub will merge with and into Insignia, the separate existence of the Merger Sub will cease and Insignia will continue its existence as a wholly owned subsidiary of CBRE (the Insignia Acquisition).

        When the Insignia Acquisition becomes effective, each outstanding share of common stock of Insignia (other than the cancelled shares, dissenting shares and shares held by wholly owned subsidiaries of Insignia) will be converted into the right to receive $11.00 in cash, without interest, from the Merger Sub, subject to adjustments as provided in the Insignia Acquisition Agreement. At the same time, each outstanding share of common stock of the Merger Sub will be converted into one share of common stock of the surviving entity in the Insignia Acquisition.

        As of February 17, 2003, the transaction was valued at approximately $415.0 million, including the repayment of net debt and the redemption of preferred stock. In addition to Insignia shareholder approval, the transaction, which is expected to close in June 2003, is subject to the receipt of financing and regulatory approvals. The sale by Insignia on March 14, 2003 of its residential real estate services subsidiaries, Insignia Douglas Elliman LLC and Insignia Residential Group, Inc., to Montauk Battery Realty, LLC and Insignia's receipt of the cash proceeds from such sale will not affect the consideration to be paid in the Insignia Acquisition.

        The Company believes it can satisfy its non-acquisition obligations, as well as working capital requirements and funding of investments, with internally generated cash flow, borrowings under the revolving line of credit with CSFB and other lenders or any replacement credit facilities. In the near term, further material acquisitions, if any, that necessitate cash will require new sources of capital such as an expansion of the revolving credit facility and/or issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet its anticipated non-acquisition cash requirements for the foreseeable future, but at a minimum for the next twelve months.

        Net cash provided by operating activities totaled $64.9 million for the current year, an increase of $93.8 million compared to the prior year. This increase was primarily due to improved 2002 earnings, as well as lower payments made in the current year for 2001 bonus and profit sharing as compared to the 2000 bonus and profit sharing payments made in the prior year.

        The Company utilized $24.1 million in investing activities during the current year, a decrease of $249.4 million compared to the prior year. This decrease was primarily due to the prior year payment of the purchase price and related expenses associated with the acquisition of CBRE by the Company. Capital expenditures of $14.3 million, net of concessions received, were lower than 2001 by $7.0 million driven primarily by efforts to reduce spending and improve cash flow. Capital expenditures for 2002 and 2001 consisted primarily of purchases of computer hardware and software and furniture and fixtures. The Company expects to have capital expenditures, net of concessions received, of approximately $28.8 million in 2003 due to leasehold improvements anticipated in New York and London.

        Net cash used in financing activities totaled $17.8 million for the year ended December 31, 2002, compared to cash provided by financing activities of $340.1 million for the year ended December 31,

2001. This decrease was mainly attributable to the debt and equity financing required by the 2001 Merger in the prior year.

        The Company issued $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the 2001 Merger. The Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and its domestic subsidiaries. The Notes require semi-annual payments of interest in arrears on June 15 and December 15, having commenced on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amounts included in the accompanying consolidated balance sheets, net of unamortized discount, were $225.9 million and $225.7 million at December 31, 2002 and 2001, respectively.

        The Company also entered into a $325.0 million Senior Credit Facility (the Credit Facility) with CSFB and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of their assets. The Credit Facility includes the Tranche A term facility of $50.0 million, maturing on July 20, 2007; the Tranche B term facility of $185.0 million, maturing on July 18, 2008; and the revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. Borrowings under the Tranche A and revolving facility bear interest at varying rates based on the Company's option at either three-month LIBOR plus 2.50% to 3.25% or the alternate base rate plus 1.50% to 2.25% as determined by reference to the Company's ratio of total debt less available cash to EBITDA, which is defined in the debt agreement. Borrowings under the Tranche B facility bear interest at varying rates based on the Company's option at either three-month LIBOR plus 3.75% or the alternate base rate plus 2.75%. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.

        The Tranche A facility will be repaid by July 20, 2007 through quarterly principal payments over six years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of approximately $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by the Company. The Company repaid its revolving credit facility as of November 5, 2002 and December 1, 2001, and at December 31, 2002 and 2001, the Company had no revolving line of credit principal outstanding. The total amount outstanding under the Credit Facility included in senior secured term loans and current maturities of long-term debt in the accompanying consolidated balance sheets was $221.0 million and $230.3 million at December 31, 2002 and 2001, respectively.

        The Company issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011 (the Senior Notes). The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company. Interest accrues at a rate of 16.0% per year and is payable quarterly in cash in arrears. Interest may be paid in kind to the extent CBRE's ability to pay cash dividends is restricted by the terms of the Credit Facility. Additionally, interest in excess of 12.0% may, at the Company's option, be paid in kind through July 2006. The Company elected to pay in kind interest in excess of 12.0%, or 4.0%, that was payable on April 20, 2002, July 20, 2002 and October 20, 2002. The Senior Notes are redeemable at the Company's option, in whole or in part, at 116.0% of par commencing on July 20,

2001 and at declining prices thereafter. As of December 31, 2002, the redemption price was 112.8% of par. In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes at 101.0% of par. The total amount included in the accompanying consolidated balance sheets was $61.9 million and $59.7 million, net of unamortized discount, at December 31, 2002 and 2001, respectively.

        The Senior Notes are solely the Company's obligation to repay. CBRE has neither guaranteed nor pledged any of its assets as collateral for the Senior Notes and is not obligated to provide cashflow to the Company for repayment of these Senior Notes. However, the Company has no substantive assets or operations other than its investment in CBRE to meet any required principal and interest payments on the Senior Notes. The Company will depend on CBRE's cash flows to fund principal and interest payments as they come due.

        The Notes, the Credit Facility and the Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers. The credit facility requires the Company to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Credit Facility requires the Company to pay a facility fee based on the total amount of the unused commitment.

        On March 12, 2002, Moody's Investor Service downgraded the Company's senior secured term loans and Senior Subordinated Notes to B1 from Ba3 and to B3 from B2, respectively. On February 23, 2003, Moody's Investor Service confirmed the ratings of the Company's senior secured term loans and Senior Subordinated Notes at B1 and B3, respectively. On May 21, 2002 Standard and Poor's Ratings Service affirmed the ratings of the Company's senior secured term loans and Senior Subordinated Notes at BB- and B, respectively, but revised the outlook from stable to negative. On February 19, 2003, Standard and Poor's Ratings Service placed its ratings on the Company on CreditWatch with negative implications in response to the Company's announced acquisition of Insignia. Neither the Moody's nor the Standard and Poor's ratings impact the Company's ability to borrow or affect the Company's interest rates for the senior secured term loans.

        A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC) for the purpose of funding mortgage loans that will be resold. The credit agreement in 2001 initially provided for a revolving line of credit of $150.0 million, bore interest at the greater of one-month LIBOR or 3.0% (RFC Base Rate), plus 1.0%, and expired on August 31, 2001. Through various executed amendments and extension letters in 2001, the revolving line of credit was increased to $350.0 million and the maturity date was extended to January 22, 2002.

        Effective January 23, 2002, the Company entered into a Second Amended and Restated Warehousing Credit and Security Agreement. This agreement provided for a revolving line of credit in the amount of $350.0 million until February 28, 2002 and $150.0 million for the period from March 1, 2002 through August 31, 2002. Additionally, on February 1, 2002, the Company executed a Letter Agreement with RFC that redefined the RFC Base Rate to the greater of one-month LIBOR or 2.25% per annum. On April 20, 2002, the Company obtained a temporary revolving line of credit increase of $210.0 million that resulted in a total line of credit equaling $360.0 million, which expired on July 31, 2002. Upon expiration of the temporary increase and through various executed amendments and extension letter agreements, the Company established a revolving line of credit of $200.0 million, redefined the RFC Base Rate to the greater of one-month LIBOR or 2.0% and extended the maturity date of the agreement to December 20, 2002. On December 16, 2002, the Company entered into the Third Amended and Restated Warehousing Credit and Security Agreement effective December 20,

2002. The agreement provides for a revolving line of credit of $200.0 million, bears interest at the RFC Base Rate plus 1.0% and expires on August 31, 2003.

        During the years ended December 31, 2002 and 2001, respectively, the Company had a maximum of $309.0 million and $164.0 million revolving line of credit principal outstanding with RFC. At December 31, 2002 and 2001, respectively, the Company had a $63.1 million and a $106.8 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, the Company had a $63.1 million and a $106.8 million warehouse receivable, which are also included in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, respectively. Subsequent to December 31, 2002 and 2001, the warehouse lines of credit that were outstanding on those dates were repaid with the proceeds from the warehouse receivables.

        A subsidiary of the Company has a credit agreement with JP Morgan Chase. The credit agreement provides for a non-recourse revolving line of credit of up to $20.0 million, bears interest at 1.0% of the bank's cost of funds and expires on May 28, 2003. At December 31, 2002 and 2001, the Company had no revolving line of credit principal outstanding.

        During 2001, the Company incurred certain non-recourse debt through a joint venture. In September 2002, the maturity date on this non-recourse debt was extended to June 18, 2003. At December 31, 2002 and 2001, respectively, the Company had $40.0 million and $37.2 million of non-recourse debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

        The following is a summary of the Company's various contractual obligations (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total debt (1)	$632,909	$121,776	$21,263	$16,863	$473,007
Operating leases (2)	487,311	66,632	109,286	78,014	233,379
Deferred compensation plan liability (3)(4)	106,252	—	—	—	106,252
Pension liability (3)(4)	10,766	—	—	—	10,766

Total Contractual Obligations	$1,237,238	$188,408	$130,549	$94,877	$823,404

	Amount of Commitments Expiration
Other Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Letters of credit (2)	$7,841	$6,795	$1,046	$—	$—
Guarantees (2)	1,046	—	1,046	—	—
Co-investment commitments (2)	22,625	13,409	9,216	—	—

Total Commitments	$31,512	$20,204	$11,308	$—	$—

(1)
Includes capital lease obligations. See Note 12 of the Notes to Consolidated Financial Statements.

(2)
See Note 13 of the Notes to Consolidated Financial Statements.

(3)
See Note 11 of the Notes to Consolidated Financial Statements.

(4)
An undeterminable portion of this amount will be paid in years one through five.

Acquisitions

        During 2001, the Company acquired a professional real estate services firm in Mexico for an aggregate purchase price of approximately $1.7 million in cash. The Company also purchased the remaining ownership interests that it did not already own in CB Richard Ellis/Hampshire, LLC for a purchase price of approximately $1.8 million in cash.

Litigation

        The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

Net Operating Losses

        The Company had federal income tax net operating losses (NOLs) of approximately $7.9 million at December 31, 2001 and had no federal income tax NOLs at December 31, 2002.

Related Party Transactions

        The Company's investment management business involves investing the Company's own capital in certain real estate investments with clients, including its equity investments in CB Richard Ellis Strategic Partners, LP, Global Innovation Partners, LLC and other co-investments. The Company has provided investment management, property management, brokerage, appraisal and other professional services to these equity investees and earned revenues from these co-investments of $22.4 million, $15.4 million and $7.3 million during the years ended December 31, 2002, 2001 and 2000, respectively.

        Included in other current assets in the accompanying consolidated balance sheets is a note receivable from the Company's equity investment in Investor 1031, LLC in the amount of $1.2 million as of December 31, 2002. This note was issued on June 20, 2002, bears interest at 20.0% per annum and is due for repayment on July 15, 2003.

        Included in other current and long-term assets in the accompanying consolidated balance sheets are employee loans of $5.9 million and $1.6 million as of December 31, 2002 and 2001, respectively. The majority of these loans represent prepaid retention and recruitment awards issued to employees at varying principal amounts, bear interest at rates up to 10.0% per annum and mature on various dates through 2007. These loans and related interest are typically forgiven over time, assuming that the relevant employee is still employed by, and is in good standing with, the Company. As of December 31, 2002, the outstanding employee loan balances included a $0.3 million loan to Raymond Wirta, the Company's Chief Executive Officer, and a $0.2 million loan to Brett White, the Company's President. These non-interest bearing loans to Mr. Wirta and Mr. White were issued during 2002 and are due and payable on December 31, 2003.

        The accompanying consolidated balance sheets also include $4.8 million and $5.9 million of notes receivable from sale of stock as of December 31, 2002 and 2001, respectively. These notes are primarily composed of full-recourse loans to employees, officers and certain shareholders of the Company, which are secured by the Company's common stock that is owned by the borrowers. These full-recourse loans are at varying principal amounts, require quarterly interest payments, bear interest at rates up to 10.0% per annum and mature on various dates through 2010.

        Pursuant to the Company's 1996 Equity Incentive Plan (EIP), Mr. Wirta purchased 30,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share that was paid for by delivery of a full recourse promissory note bearing interest at 7.40%. As part of the 2001 Merger, the 30,000 shares of CBRE common stock were exchanged for 30,000 shares of Class B common stock of the Company. These shares of Class B common stock were substituted for the CBRE shares as security for the promissory note. All interest charged on the outstanding promissory note balance for any year is forgiven if Mr. Wirta's performance produces a high enough level of bonus (approximately $7,500 of interest is forgiven for each $10,000 of bonus). As a result of bonuses paid in 2001 and in 2002, all interest on Mr. Wirta's promissory note for 2000 and 2001 was forgiven. As of December 31, 2002 and 2001, Mr. Wirta had an outstanding loan balance of $385,950, which is included in notes receivable from sale of common stock in the accompanying consolidated balance sheets.

        Pursuant to the Company's 1996 EIP, Mr. White purchased 25,000 shares of CBRE common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by delivery of full recourse promissory notes bearing interest at 7.40%. As part of the 2001 Merger, Mr. White's shares of CBRE common stock were exchanged for a like amount of shares of Class B common stock of the Company. These shares of Class B common stock were substituted for the CBRE shares as security for the notes.

A First Amendment to Mr. White's 1998 promissory note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of the Company or its subsidiaries on November 16, 2002 and the fair market value of a share of the Company's common stock was less than $38.50 on November 16, 2002. Mr. White's 1998 promissory note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $38.50 to $16.00. During 2002, the 25,000 shares held as security for the Second Amended Promissory Note were tendered as full payment for the remaining balance of $400,000 on the 1998 promissory note. All interest charged on the outstanding promissory note balances for any year is forgiven if Mr. White's performance produces a high enough level of bonus (approximately $7,500 of interest is forgiven for each $10,000 of bonus). As a result of bonuses paid in 2001 and in 2002, all interest on Mr. White's promissory notes for 2000 and 2001 was forgiven. As of December 31, 2002 and 2001, respectively, Mr. White had outstanding loan balances of $257,300 and $657,300, which are included in notes receivable from sale of common stock in the accompanying consolidated balance sheets.

        As of December 31, 2002 and 2001, Mr. White had an outstanding loan of $164,832, which is included in notes receivable from sale of common stock in the accompanying consolidated balance sheets. This outstanding loan relates to the acquisition of 12,500 shares of CBRE's common stock prior to the 2001 Merger. Subsequent to the 2001 Merger, these shares were converted into shares in the Company's common stock and the related loan amount was carried forward. This loan bears interest at 6.0% and is payable at the earlier of: (i) October 14, 2003, (ii) the date of the sale of shares held by the Company pursuant to the related security agreement or (iii) the date of the termination of Mr. White's employment.

        At the time of the 2001 Merger, Mr. Wirta delivered to the Company an $80,000 promissory note, which bore interest at 10% per year, as payment for the purchase of 5,000 shares of the Company's Class B common stock. Mr. Wirta repaid this promissory note in full in April of 2002. Additionally, Mr. Wirta and Mr. White delivered full-recourse notes in the amounts of $512,504 and $209,734, respectively, as payment for a portion of the shares purchased in connection with the 2001 Merger. During 2002, Mr. Wirta paid down his loan amount by $40,004 and Mr. White paid off his note in its entirety. As of December 31, 2002, Mr. Wirta has an outstanding loan of $472,500, which is included in notes receivable from sale of common stock in the accompanying consolidated balance sheet.

        In the event that the Company's common stock is not freely tradable on a national securities exchange or an over-the-counter market by June 2004, the Company has agreed to loan Mr. Wirta up to $3.0 million on a full-recourse basis to enable him to exercise an existing option to acquire shares held by The Koll Holding Company, if Mr. Wirta is employed by the Company at the time of exercise, was terminated without cause or resigned for good reason. This loan will become repayable upon the earliest to occur of: (1) 90 days following termination of his employment, other than by the Company without cause or by him for good reason, (2) seven months following the date the Company's common stock becomes freely tradable as described above or (3) the receipt of proceeds from the sale of the pledged shares. This loan will bear interest at the prime rate in effect on the date of the loan, compounded annually, and will be repayable to the extent of any net proceeds received by Mr. Wirta upon the sale of any shares of the Company's common stock. Mr. Wirta will pledge the shares received upon exercise of the option as security for the loan.

Application of Critical Accounting Policies

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of its consolidated financial statements:

Revenue Recognition

        The Company records real estate commissions on sales upon close of escrow or upon transfer of title. Real estate commissions on leases are generally recorded as income once the Company satisfies all obligations under the commission agreement. A typical commission agreement provides that the Company earns a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will result in the delay of recognition of revenue until such contingencies are satisfied. For example, if the Company does not earn all or a portion of the lease commission until the tenant pays their first month's rent and the lease agreement provides the tenant with a free rent period, the Company delays revenue recognition until cash rent is paid by the tenant. Investment management and property management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time the loan closes and the Company has no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded to revenue as monthly principal and interest payments are collected from mortgagors. Other commissions, consulting fees and referral fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

        In establishing the appropriate provisions for trade receivables, the Company makes assumptions with respect to their future collectibility. The Company's assumptions are based on an individual assessment of a customer's credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are greater than 180 days are fully provided for.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of CBRE Holding, Inc. (the Company) and majority-owned and controlled subsidiaries. Additionally, the consolidated financial statements include the accounts of CBRE prior to the 2001 Merger as CBRE is considered the predecessor to the Company for purposes of Regulation S-X. The equity attributable to minority shareholders' interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company's investments in unconsolidated subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for under the equity method. Accordingly, the Company's share of the earnings of these equity-method basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any impairment in value.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of CBRE at July 20, 2001, the date of the 2001 Merger. Other intangible assets include a trademark, which was separately identified as a result of the 2001 Merger, is not being amortized and has an indefinite estimated life. The remaining other intangible assets represent management contracts and loan servicing rights and are amortized on a straight-line basis over estimated useful lives ranging up to ten years.

        The Company fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. This statement requires the Company to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. In June 2002, the Company completed the first step of the transitional goodwill impairment test and determined that no impairment existed as of January 1, 2002. The Company also completed its required annual impairment test as of October 1, 2002 and determined that no impairment existed as of that date. An independent third-party valuation firm was engaged to perform all of the impairment tests.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of its fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have any material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds the following pronouncements:

  •
  SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt"
  •
  SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers"
  •
  SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"

        SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.

        The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this statement has not had and is not expected to have any material effect on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and supersedes Emerging Issues Task Force Issue No. 94.3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will account for such costs, if any, under SFAS No. 146 on a prospective basis.

        In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures" and SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." This interpretation also rescinds FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN 45 expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain guarantees. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had and is not expected to have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition and the disclosure provisions are effective for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company continues to account for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and does not plan to voluntarily change to the fair value based method of accounting for stock-based compensation. The Company will adopt the interim disclosure provisions of SFAS No. 148 for the quarter ended March 31, 2003.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." This interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be consolidated with its primary beneficiary. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns or if the VIE does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

Forward-Looking Statements

        Portions of this Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which are generally identified by the use of terms such as "will," "expected" or similar expressions involving known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Form 10-K. Any forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in its expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

        Approximately 27% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. The Company routinely monitors its transaction exposure to currency exchange rate changes and occasionally enters into currency forward and option contracts to limit its exposure, as appropriate. As of December 31, 2002, the Company was not a party to any such contracts. The Company does not engage in any speculative activities in respect of foreign currency.

        The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company's fixed and variable long-term debt at December 31, 2002 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	One-Month Yen LIBOR +4.95%	Greater of 3.0% or One-Month LIBOR +1.0%	Three-Month LIBOR +3.25%	Three-Month LIBOR +3.75%	Interest Rate Range of 4.37% to 6.50%	Total
2003	$752	$40,005	$63,140	$8,125	$1,850	$7,904	$121,776
2004	40	—	—	8,750	1,850	—	10,640
2005	23	—	—	8,750	1,850	—	10,623
2006	19	—	—	8,750	1,850	—	10,619
2007	19	—	—	4,375	1,850	—	6,244
Thereafter (1)	300,032	—	—	—	172,975	—	473,007

Total	$300,885	$40,005	$63,140	$38,750	$182,225	$7,904	$632,909

Weighted Average Interest Rate	12.1%	5.0%	3.0%	4.7%	5.2%	4.9%	8.2%

(1)
Primarily includes the 11 1/4% Senior Subordinated Notes, the 16% Senior Notes and the Tranche B term loans under the senior secured credit facilities.

        The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 47 basis points, approximately 10% of the weighted average variable rate at year end, the net impact would be a decrease of $1.6 million on annual pre-tax income and cash provided by operating activities for the twelve months ended December 31, 2002.

        Based on dealers' quotes, the estimated fair value of the Company's $225.9 million 11 1/4% Senior Subordinated Notes is $208.4 million at December 31, 2002. There was no trading activity for the 16% Senior Notes, which are due in 2011. Their carrying value as of December 31, 2002 totaled $61.9 million. Estimated fair values for the term loans under the senior secured credit facilities and the remaining long-term debt are not presented because the Company believes that they are not materially different from book value, primarily because the majority of the remaining debt is based on variable rates that approximate terms that could be obtained at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
Independent Auditors' Report	35
Report of Independent Public Accountants	37
Consolidated Balance Sheets at December 31, 2002 and 2001	38
Consolidated Statements of Operations for the twelve months ended December 31, 2002, for the period from February 20, 2001 (inception) through December 31, 2001, for the period from January 1, 2001 through July 20, 2001 and for the twelve months ended December 31, 2000	39
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2002, for the period from February 20, 2001 (inception) through December 31, 2001, for the period from January 1, 2001 through July 20, 2001 and for the twelve months ended December 31, 2000	40
Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 2002, for the period from February 20, 2001 (inception) through December 31, 2001, for the period from January 1, 2001 through July 20, 2001 and for the twelve months ended December 31, 2000	41
Consolidated Statements of Comprehensive (Loss) Income for the twelve months ended December 31, 2002, for the period from February 20, 2001 (inception) through December 31, 2001, for the period from January 1, 2001 through July 20, 2001 and for the twelve months ended December 31, 2000	43
Notes to Consolidated Financial Statements	44
Quarterly Results of Operations (Unaudited)	90
FINANCIAL STATEMENT SCHEDULE:
Schedule II—Valuation and Qualifying Accounts	91

All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CBRE Holding, Inc.:

        We have audited the accompanying consolidated balance sheet of CBRE Holding, Inc., a Delaware corporation, and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive income (loss) for the twelve months then ended. Our audit also included the 2002 financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2002 financial statements and the financial statement schedule based on our audit. The consolidated financial statements and the financial statement schedule of the Company as of December 31, 2001 and for the period from February 20, 2001 (inception) through December 31, 2001 and the consolidated financial statements and financial statement schedules of CB Richard Ellis Services, Inc. (the "Predecessor") for the period from January 1, 2001 through July 20, 2001 and for the twelve months ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated february 26, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of their operations and their cash flows for the twelve months then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements, presents fairly in all material respects the information set forth therein.

        As discussed in Note 8 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

        As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the period from February 20, 2001 (inception) through December 31, 2001 and the financial statements of the Predecessor for the period from January 1, 2001 through July 20, 2001 and for the twelve months ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Note 8, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 and 2000 included (i) comparing the previously reported net income (loss) to the previously issued consolidated financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods relating to goodwill that is no longer being amortized as a result of applying SFAS 142 to the Company's and the

Predecessor's underlying analysis obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss) and the related earnings (loss)-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company and the Predecessor other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 21, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of CBRE Holding, Inc.:

        We have audited the accompanying consolidated balance sheet of CBRE Holding, Inc., a Delaware corporation, (the Company) as of December 31, 2001 and related consolidated statements of operations, cash flows, stockholders' equity and comprehensive income for the period from February 20, 2001 (inception) through December 31, 2001. We have also audited the accompanying consolidated balance sheet of CB Richard Ellis Services, Inc. (Predecessor) as of December 31, 2000, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive (loss) income for the period from January 1, 2001 to July 20, 2001, and the twelve months ended December 31, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBRE Holding, Inc. as of December 31, 2001 and the results of their operations and their cash flows for the period from February 20, 2001 (inception) through December 31, 2001 and the financial position of CB Richard Ellis Services, Inc. (the Predecessor) as of December, 31 2000 and the results of their operations and their cash flows for the period from January 1, 2001 to July 20, 2001, and the twelve months ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

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

                      ARTHUR ANDERSEN LLP

Los Angeles, California
February 26, 2002

        NOTE:    The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

        NOTE:    The consolidated financial statements as of December 31, 2000 and for the period from February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 through July 20, 2001 and for the twelve months ended December 31, 2000 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (see Note 8). The report of Arthur Andersen LLP presented above does not extend to these changes.

CBRE HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$79,701	$57,450
Receivables, less allowance for doubtful accounts of $10,892 and $11,748 at December 31, 2002 and 2001, respectively	166,213	156,434
Warehouse receivable	63,140	106,790
Prepaid expenses	9,748	8,325
Deferred tax assets, net	18,723	32,155
Other current assets	8,415	8,493

Total current assets	345,940	369,647
Property and equipment, net	66,634	68,451
Goodwill	577,137	609,543
Other intangible assets, net of accumulated amortization of $7,739 and $3,153 at December 31, 2002 and 2001, respectively	91,082	38,117
Cash surrender value of insurance policies, deferred compensation plan	63,642	69,385
Investments in and advances to unconsolidated subsidiaries	50,208	42,535
Deferred tax assets, net	36,376	54,002
Other assets	93,857	102,832

Total assets	$1,324,876	$1,354,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$102,415	$82,982
Compensation and employee benefits payable	63,734	68,118
Accrued bonus and profit sharing	103,858	85,188
Income taxes payable	15,451	21,736
Short-term borrowings:
Warehouse line of credit	63,140	106,790
Other	47,925	48,828

Total short-term borrowings	111,065	155,618
Current maturities of long-term debt	10,711	10,223

Total current liabilities	407,234	423,865
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount of $3,057 and $3,263 at December 31, 2002 and 2001, respectively	225,943	225,737
Senior secured term loans	211,000	220,975
16% senior notes, net of unamortized discount of $5,107 and $5,344 at December 31, 2002 and 2001, respectively	61,863	59,656
Other long-term debt	12,327	15,695

Total long-term debt	511,133	522,063
Deferred compensation liability	106,252	105,104
Other liabilities	43,301	46,661

Total liabilities	1,067,920	1,097,693
Minority interest	5,615	4,296
Commitments and contingencies
Stockholders' Equity:
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 1,793,254 and 1,755,601 shares issued and outstanding (including treasury shares) at December 31, 2002 and 2001, respectively	17	17
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 12,624,813 shares issued and outstanding at December 31, 2002 and 2001	127	127
Additional paid-in capital	240,574	240,541
Notes receivable from sale of stock	(4,800)	(5,884)
Accumulated earnings	36,153	17,426
Accumulated other comprehensive (loss) income	(18,998)	296
Treasury stock at cost, 110,174 shares at December 31, 2002	(1,732)	—

Total stockholders' equity	251,341	252,523

Total liabilities and stockholders' equity	$1,324,876	$1,354,512

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Revenue	$1,170,277	$562,828	$607,934	$1,323,604
Costs and expenses:
Commissions, fees and other incentives	554,942	266,764	280,813	628,097
Operating, administrative and other	493,949	216,246	296,386	551,528
Depreciation and amortization	24,614	12,198	25,656	43,199
Equity income from unconsolidated subsidiaries	(9,326)	(1,554)	(2,874)	(6,505)
Merger-related and other nonrecurring charges	36	6,442	22,127	—

Operating income (loss)	106,062	62,732	(14,174)	107,285
Interest income	3,272	2,427	1,567	2,554
Interest expense	60,501	29,717	20,303	41,700

Income (loss) before provision for income taxes	48,833	35,442	(32,910)	68,139
Provision for income taxes	30,106	18,016	1,110	34,751

Net income (loss)	$18,727	$17,426	$(34,020)	$33,388

Basic earnings (loss) per share	$1.25	$2.22	$(1.60)	$1.60

Weighted average shares outstanding for basic earnings (loss) per share	15,025,308	7,845,004	21,306,584	20,931,111

Diluted earnings (loss) per share	$1.23	$2.20	$(1.60)	$1.58

Weighted average shares outstanding for diluted earnings (loss) per share	15,222,111	7,909,797	21,306,584	21,097,240

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,727	$17,426	$(34,020)	$33,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,614	12,198	25,656	43,199
Amortization of deferred financing costs	3,322	1,316	1,152	2,069
Deferred compensation deferrals	15,925	16,151	16,447	43,557
Gain on sale of properties, businesses and servicing rights	(6,287)	(2,868)	(10,009)	(10,184)
Equity income from unconsolidated subsidiaries	(9,326)	(1,554)	(2,874)	(6,505)
Provision for litigation, doubtful accounts and other	7,649	2,714	3,872	5,125
Deferred income tax provision (benefit)	5,158	(1,948)	(1,569)	(4,083)
(Increase) decrease in receivables	(4,770)	(18,379)	26,970	(12,545)
Decrease (increase) in cash surrender value of insurance policies, deferred compensation plan	5,743	(4,517)	(11,665)	(32,761)
Increase (decrease) in accounts payable and accrued expenses	3,678	(5,835)	(5,491)	(3,201)
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	17,541	64,677	(101,312)	24,418
Increase (decrease) in income taxes payable	3,225	13,578	(16,357)	11,074
Decrease in other liabilities	(15,203)	(9,260)	(11,305)	(12,806)
Other operating activities, net	(5,114)	7,635	275	114

Net cash provided by (used in) operating activities	64,882	91,334	(120,230)	80,859
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	(14,266)	(6,501)	(14,814)	(23,668)
Proceeds from sale of properties, businesses and servicing rights	6,378	2,108	9,544	17,495
Purchases of investments	(1,012)	(1,081)	(3,202)	(23,413)
Investment in property held for sale	—	(40,174)	(2,282)	—
Acquisition of businesses including net assets acquired, intangibles and goodwill	(14,811)	(214,702)	(1,924)	(6,561)
Other investing activities, net	(419)	(1,043)	539	3,678

Net cash used in investing activities	(24,130)	(261,393)	(12,139)	(32,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	238,000	113,750	—	—
Repayment of revolver and swingline credit facility	(238,000)	(113,750)	—	—
(Repayment of) proceeds from senior notes and other loans, net	(8,205)	(1,188)	446	588
Proceeds from senior secured term loans	—	235,000	—	—
Repayment of senior secured term loans	(9,351)	(4,675)	—	—
Proceeds from non-recourse debt related to property held for sale	—	37,179	—	—
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—	—
Proceeds from 11 1/4% senior subordinated notes	—	225,629	—	—
Proceeds from 16% senior notes	—	65,000	—	—
Proceeds from revolving credit facility	—	—	195,000	179,000
Repayment of revolving credit facility	—	(235,000)	(70,000)	(229,000)
Payment of deferred financing fees	(443)	(21,750)	(8)	(120)
Proceeds from issuance of common stock	180	92,156	—	—
Other financing activities, net	(19)	(3,520)	792	(3,991)

Net cash (used in) provided by financing activities	(17,838)	213,831	126,230	(53,523)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,914	43,772	(6,139)	(5,133)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,450	13,662	20,854	27,844
Effect of currency exchange rate changes on cash	(663)	16	(1,053)	(1,857)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,701	$57,540	$13,662	$20,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest (net of amount capitalized)	$52,647	$26,126	$18,457	$38,352

Income taxes, net of refunds	$19,142	$5,061	$19,083	$27,607

Non-cash investing and financing activities
Fair value of assets acquired	$—	$(492,220)	$(105)	$(2,287)
Fair value of liabilities acquired	—	719,829	—	41
Issuance of stock	—	148,641	—	—
Goodwill	(14,811)	(590,952)	(1,819)	(4,315)

Net cash paid for acquisitions	$(14,811)	$(214,702)	$(1,924)	$(6,561)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Company
	CBRE Holding, Inc.
						Accumulated other comprehensive income (loss)
	Class A common stock	Class B common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings	Minimum pension liability	Foreign currency translation	Treasury stock	Total
Balance, February 20, 2001	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	17,426	—	—	—	17,426
Contribution of deferred compensation plan stock fund units	—	—	18,771	—	—	—	—	—	18,771
Contribution of shares by certain shareholders of CB Richard Ellis Services, Inc	—	80	121,732	—	—	—	—	—	121,812
Net issuance of Class A common stock	17	—	27,672	—	—	—	—	—	27,689
Issuance of Class B common stock	—	47	72,366	—	—	—	—	—	72,413
Notes receivable from sale of stock	—	—	—	(5,884)	—	—	—	—	(5,884)
Foreign currency translation gain	—	—	—	—	—	—	296	—	296

Balance, December 31, 2001	17	127	240,541	(5,884)	17,426	—	296	—	252,523
Net income	—	—	—	—	18,727	—	—	—	18,727
Issuance of Class A common stock	—	—	460	(180)	—	—	—	—	280
Net cancellation of deferred compensation stock fund units	—	—	(427)	—	—	—	—	—	(427)
Net collection on notes receivable from sale of stock	—	—	—	1,264	—	—	—	—	1,264
Purchase of common stock	—	—	—	—	—	—	—	(1,732)	(1,732)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(17,039)	—	—	(17,039)
Foreign currency translation loss	—	—	—	—	—	—	(2,255)	—	(2,255)

Balance, December 31, 2002	$17	$127	$240,574	$(4,800)	$36,153	$(17,039)	$(1,959)	$(1,732)	$251,341

	Predecessor
	CB Richard Ellis Services, Inc.
	Common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated (deficit) earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance, December 31, 1999	$213	$355,893	$(8,087)	$(122,485)	$(1,928)	$(13,869)	$209,737
Net income	—	—	—	33,388	—	—	33,388
Common stock issued for incentive plans	4	4,310	(4,310)	—	—	—	4
Contributions, deferred compensation plan	—	2,729	—	—	—	—	2,729
Deferred compensation plan co-match	—	907	—	—	—	—	907
Net collection on notes receivable from sale of stock	—	(550)	550	—	—	—	—
Amortization of cheap and restricted stock	—	342	—	—	—		342
Tax deduction from issuance of stock	—	580	—	—	—	—	580
Foreign currency translation loss	—	—	—	—	(10,330)	—	(10,330)
Purchase of common stock	—	(43)	—	—	—	(1,975)	(2,018)

Balance, December 31, 2000	217	364,168	(11,847)	(89,097)	(12,258)	(15,844)	235,339
Net loss	—	—	—	(34,020)	—	—	(34,020)
Common stock issued for incentive plans	—	360	—	—	—	—	360
Contributions, deferred compensation plan	—	1,004	—	—	—	—	1,004
Deferred compensation plan co-match	—	492	—	—	—	—	492
Net collection on notes receivable from sale of stock	—	(742)	1,001	—	—	—	259
Amortization of cheap and restricted stock	1	210	—	—	—	—	211
Tax deduction from issuance of stock	—	1,479	—	—	—	—	1,479
Foreign currency translation loss	—	—	—	—	(7,106)	—	(7,106)
Cancellation of common stock	—	(54)	—	—	—	—	(54)
Cancellation of common stock and elimination of historical equity due to the merger	(218)	(366,917)	10,846	123,117	19,364	15,844	(197,964)

Balance, July 20, 2001	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Net income (loss)	$18,727	$17,426	$(34,020)	$33,388
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,255)	296	(7,106)	(10,330)
Minimum pension liability adjustment, net of tax	(17,039)	—	—	—

Total other comprehensive (loss) income	(19,294)	296	(7,106)	(10,330)

Comprehensive (loss) income	$(567)	$17,722	$(41,126)	$23,058

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

        CBRE Holding, Inc., a Delaware corporation, was incorporated on February 20, 2001 as Blum CB Holding Corporation. On March 26, 2001, Blum CB Holding Corporation changed its name to CBRE Holding, Inc. (the Company). The Company and its former wholly owned subsidiary, Blum CB Corporation (Blum CB), a Delaware corporation, were created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international real estate services firm. Prior to July 20, 2001, the Company was a wholly owned subsidiary of RCBA Strategic Partners, LP (RCBA Strategic), which is an affiliate of Richard C. Blum, a director of the Company and CBRE.

        On July 20, 2001, the Company acquired CBRE (the 2001 Merger) pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among the Company, CBRE and Blum CB. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. The operations of the Company after the 2001 Merger are substantially the same as the operations of CBRE prior to the 2001 Merger. In addition, the Company has no substantive operations other than its investment in CBRE.

        CBRE Holding, Inc. is a holding company that conducts its operations primarily through direct and indirect operating subsidiaries. In the United States (US), the Company operates through CB Richard Ellis, Inc. and L.J. Melody, in the United Kingdom (UK) through CB Hillier Parker and in Canada through CB Richard Ellis Limited. CB Richard Ellis Investors, LLC (CBRE Investors) and its foreign affiliates conduct business in the US, Europe and Asia. The Company operates in 47 countries through various subsidiaries and pursuant to cooperation agreements. Approximately 73% of the Company's revenue is generated from the US and 27% is generated from the rest of the world.

2.    Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Additionally, the consolidated financial statements include the accounts of CBRE prior to the 2001 Merger as CBRE is considered the predecessor to the Company for purposes of Regulation S-X. The equity attributable to minority shareholders' interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company's investments in unconsolidated subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for under the equity method. Accordingly, the Company's share of the earnings of these equity-method basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any impairment in value.

  Use of Estimates

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results may differ from these estimates. Management believes that these estimates provide a reasonable basis for the fair presentation of its financial condition and results of operations.

  Cash and Cash Equivalents

        Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. The Company controls certain cash and cash equivalents as an agent for its investment and property management clients. These amounts are not included in the consolidated balance sheets (See Note 17).

  Property and Equipment

        Property and equipment is stated at cost, net of accumulated depreciation, or in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property and equipment is computed primarily using the straight-line method over estimated useful lives ranging up to ten years. Leasehold improvements are amortized over the term of the respective leases, excluding options to renew. The Company capitalizes expenditures that materially increase the life of the related assets and expenses the cost of maintenance and repairs.

        The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any of the significant assumptions inherent in this assessment materially change due to market, economic, and/or other factors, the recoverability is assessed based on the revised assumptions. If this analysis indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of CBRE at July 20, 2001, the date of the 2001 Merger. Other intangible assets include a trademark, which was separately identified as a result of the 2001 Merger, is not being amortized and has an indefinite estimated life. The remaining other intangible assets represent management contracts and loan servicing rights and are amortized on a straight-line basis over estimated useful lives ranging up to ten years.

        The Company fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. This statement requires the Company to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. In June 2002, the Company completed the first step of the transitional goodwill impairment test and determined that no impairment existed as of January 1, 2002. The Company also completed its required annual impairment test as of October 1, 2002 and determined that no impairment existed as of that date. An independent third-party valuation firm was engaged to perform all of the impairment tests (See Note 8).

  Deferred Financing Costs

        Costs incurred in connection with financing activities are deferred and amortized using the straight-line method over the terms of the related debt agreements ranging up to 10 years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Total deferred costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $20.5 million and $23.3 million, as of December 31, 2002 and 2001, respectively.

  Revenue Recognition

        Real estate commissions on sales are recorded as income upon close of escrow or upon transfer of title. Real estate commissions on leases are generally recorded as income once the Company satisfies all obligations under the commission agreement. A typical commission agreement provides that the Company earns a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will result in the delay of recognition of revenue until such contingencies are satisfied. For example, if the Company does not earn all or a portion of the lease commission until the tenant pays their first month's rent and the lease agreement provides the tenant with a free rent period, the Company delays revenue recognition until cash rent is paid by the tenant. Investment management and property management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time the loan closes and the Company has no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded to revenue as monthly principal and interest payments are collected from mortgagors. Other commissions, consulting fees and referral fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

        In establishing the appropriate provisions for trade receivables, the Company makes assumptions with respect to their future collectibility. The Company's assumptions are based on an individual assessment of a customer's credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are greater than 180 days are fully provided for.

  Business Promotion and Advertising Costs

        The costs of business promotion and advertising are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs." Business promotion and advertising costs of $42.4 million, $17.0 million, $30.4 million and $57.0 million were included in operating, administrative and other expenses for the twelve months ended December 31, 2002, the period from February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 through July 20, 2001 and the twelve months ended December 31, 2000.

  Foreign Currencies

        The financial statements of subsidiaries located outside the US are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive (loss) income component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations are a $6.4 million gain, a $0.2 million loss, a $0.3 million gain, and a $3.1 million loss for the twelve months ended December 31, 2002, the period February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 through July 20, 2001 and the twelve months ended December 31, 2000, respectively.

  Comprehensive (Loss) Income

        Comprehensive (loss) income consists of net income (loss) and other comprehensive (loss) income. Accumulated other comprehensive (loss) income consists of foreign currency translation adjustments and a minimum pension liability adjustment. Foreign currency translation adjustments exclude income tax expense (benefit) given that earnings of non-US subsidiaries are deemed to be reinvested for an indefinite period of time. The income tax benefit associated with the minimum pension liability adjustment is $7.3 million for the twelve months ended December 31, 2002.

  Accounting for Transfers and Servicing

        The Company follows SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in accounting for loan sales and acquisition of servicing rights. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred at fair value. Servicing assets are amortized over the period of estimated servicing income with write-off required when control is surrendered. The Company's recording of servicing rights at their fair value resulted in gains, which have been reflected in the accompanying consolidated statements of operations. Corresponding servicing assets of approximately $2.1 million and $1.8 million, at December 31, 2002 and 2001, respectively, are included in other intangible assets reflected in the accompanying consolidated balance sheets.

  Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition and the disclosure provisions are effective for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company will adopt the interim disclosure provisions of SFAS No. 148 for the quarter ended March 31, 2003.

        However, the Company continues to account for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and does not plan to voluntarily change to the fair value based method of accounting for stock-based compensation. Under this method, the Company does not recognize compensation expense for options that were granted at or above the market price of the underlying stock on the date of grant. Had compensation expense been determined consistent with

SFAS No. 123, the Company's net income (loss) and per share information would have been reduced to the following pro forma amounts (dollars in thousands, except per share data):

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Net Income (Loss):
As Reported	$18,727	$17,426	$(34,020)	$33,388
Pro Forma	18,204	17,154	(36,778)	30,393
Basic EPS:
As Reported	1.25	2.22	(1.60)	1.60
Pro Forma	1.21	2.19	(1.73)	1.45
Diluted EPS:
As Reported	1.23	2.20	(1.60)	1.58
Pro Forma	1.20	2.17	(1.73)	1.44

        These pro forma amounts may not be representative of future pro forma results.

        The weighted average fair value of options and warrants granted was $2.33 for the twelve months ended December 31, 2002, $1.86 for the period from February 20, 2001 (inception) through December 31, 2001 and $6.72 for the twelve months ended December 31, 2000. There were no stock options or warrants granted by CBRE for the period from January 1, 2001 through July 20, 2001. Dividend yield is excluded from the calculation since it is the present intention of the Company to retain all earnings. The fair value of each option grant and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Company	Company	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Twelve Months Ended December 31, 2000
Risk-free interest rate	4.06%	4.69%	6.52%
Expected volatility	0.00%	0.00%	58.06%
Expected life	5 years	5 years	5 years

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

  Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted earnings (loss) per share further assumes the dilutive effect of stock options, stock warrants, contingently issuable shares and other stock-based compensation programs. Contingently issuable shares represent unvested stock fund units in the deferred compensation plan. In accordance with SFAS No. 128, "Earnings Per Share" these shares are included in the dilutive earnings per share calculation under the treasury stock method (see Note 15).

  Income Taxes

        Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of its fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have any material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds the following pronouncements:

  •
  SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt"

  •
  SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers"

  •
  SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"

        SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.

        The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this statement has not had and is not expected to have any material effect on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and supersedes Emerging Issues Task Force Issue No. 94.3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is to be applied prospectively to exit or disposal plan activities initiated after December 31, 2002. The Company will account for such costs, if any, under SFAS No. 146 on a prospective basis.

        In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures" and SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." This interpretation also rescinds FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN 45 expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain guarantees. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had and is not expected to have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." This interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be consolidated with its primary beneficiary. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, or if the VIE does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

  Reclassifications

        Certain reclassifications, which do not have an effect on net income, have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

3.    2001 Merger

        On July 20, 2001, the Company acquired CBRE (the 2001 Merger) pursuant to an Amended and Restated Agreement and Plan of Merger dated May 31, 2001 (the 2001 Merger Agreement) among the Company, CBRE and Blum CB. Blum CB was merged with and into CBRE, with CBRE being the surviving corporation. The operations of the Company after the 2001 Merger are substantially the same as the operations of CBRE prior to the 2001 Merger. In addition, the Company has no substantive operations other than its investment in CBRE. As such, CBRE is considered the predecessor to the Company for purposes of Regulation S-X.

        At the effective time of the 2001 Merger, CBRE became a wholly owned subsidiary of the Company. Pursuant to the terms of the 2001 Merger Agreement, each issued and outstanding share of common stock of CBRE was converted into the right to receive $16.00 in cash, except for: (i) shares of common stock of CBRE owned by the Company and Blum CB immediately prior to the 2001 Merger, totaling 7,967,774 shares, which were cancelled, (ii) treasury shares and shares of common stock of CBRE owned by any of its subsidiaries, which were cancelled and (iii) shares of CBRE held by stockholders who perfected appraisal rights for such shares in accordance with Delaware law. All shares of common stock of CBRE outstanding prior to the 2001 Merger were acquired by the Company and subsequently cancelled. Immediately prior to the 2001 Merger, the following, collectively referred to as the buying group, contributed to the Company all the shares of CBRE's common stock that he or it directly owned in exchange for an equal number of shares of Class B common stock of the Company: Blum Strategic Partners, L.P. (Blum Strategic), formerly known as RCBA Strategic Partners, L.P., FS Equity Partners III, L.P. (FSEP III), a Delaware limited partnership, FS Equity Partners International, L.P. (FSEP International), a Delaware limited partnership, The Koll Holding Company, a California corporation, Frederic V. Malek, a director of the Company and CBRE, Raymond E. Wirta, the Chief Executive Officer and a director of the Company and CBRE, and Brett White, the President and a director of the Company and CBRE. Such shares of common stock of CBRE, which totaled 7,967,774 shares of common stock, were then cancelled. In addition, the Company offered to purchase for cash options outstanding to acquire common stock of CBRE at a purchase price per option equal to the greater of the amount by which $16.00 exceeded the exercise price of the option, if at all, or $1.00. In connection with the 2001 Merger, CBRE purchased its outstanding options on behalf of the Company, which were recorded as merger-related and other nonrecurring charges by CBRE in the period from January 1, 2001 to July 20, 2001.

        The funding to complete the 2001 Merger, as well as the refinancing of substantially all of the outstanding indebtedness of CBRE, was obtained through: (i) the cash contribution of $74.8 million from the sale of Class B common stock of the Company for $16.00 per share, (ii) the sale of shares of Class A common stock of the Company for $16.00 per share to employees and independent contractors of CBRE, (iii) the sale of 625,000 shares of Class A common stock of the Company to the California Public Employees' Retirement System for $16.00 per share, (iv) the issuance and sale by the Company of 65,000 units for $65.0 million to DLJ Investment Funding, Inc. and other purchasers, which units consist of $65.0 million in aggregate principal amount of 16% Senior Notes due July 20, 2011 and 339,820 shares of Class A common stock of the Company, (v) the issuance and sale by Blum CB of $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 for $225.6 million (which were assumed by CBRE in connection with the 2001 Merger) and (vi) borrowings by CBRE under a new $325.0 million senior credit facility with Credit Suisse First Boston (CSFB) and other lenders.

        Following the 2001 Merger, the common stock of CBRE was delisted from the New York Stock Exchange. CBRE also successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Subordinated Notes). The Subordinated Notes were purchased at $1,079.14 for each $1,000 principal amount of Subordinated Notes, which included a consent payment of $30.00 per $1,000 principal amount of Subordinated Notes. The Company also repaid the outstanding balance of CBRE's existing revolving credit facility. The Company entered into the 2001 Merger in order to enhance the flexibility to operate CBRE's existing businesses and to develop new ones.

4.    Purchase Accounting

        The aggregate finalized purchase price for the acquisition of CBRE was approximately $399.5 million, which included: (1) shares of the Company's Class B common stock, valued at $16.00 per share, and warrants to acquire shares of the Company's Class B common stock issued to members of the buying group in exchange for shares of common stock of CBRE contributed to the Company immediately prior to the 2001 Merger and the cancellation of warrants to acquire common stock of CBRE; (2) $16.00 per share in cash paid to owners of common stock of CBRE, excluding shares owned by members of the buying group discussed above; (3) allocations in CBRE's deferred compensation plan (the DCP) from vested stock fund units, each of which was valued at $16.00 and which was entitled to one underlying share of CBRE common stock upon distribution from the DCP prior to the 2001 Merger, to other investments alternatives available under the DCP, in each case at the election of the applicable participant; (4) vested stock fund units held in the DCP, each of which was valued at $16.00 and which was converted to the right to receive one underlying share of the Company's Class A common stock upon distribution from the DCP after the 2001 Merger, that participants elected to continue to hold after the 2001 Merger; (5) unvested stock fund units held in the DCP, each of which was valued at $16.00 and which were automatically converted to the right to receive one underlying share of the Company's Class A common stock upon distribution from the DCP after the 2001 Merger and (6) direct costs incurred in connection with the 2001 Merger.

        The 2001 Merger was accounted for as a purchase by the Company. Prior to the 2001 Merger, no single member of the buying group, nor any combination thereof, controlled CBRE. After the completion of the 2001 Merger, Blum Strategic has control of CBRE. The shares of common stock of CBRE directly owned by Blum Strategic prior to the 2001 Merger, which were included in the shares owned by the buying group contributed to the Company, were valued at Blum Strategic's book value in the determination of the purchase price. All other shares of common stock of CBRE acquired by the Company were accounted for at a fair value of $16.00 per share in the determination of the purchase price. As such, the 2001 Merger was accounted for as a step purchase acquisition in accordance with SFAS No. 141, "Business Combinations,"and the net assets of CBRE acquired by the Company were adjusted to 86.5% of their estimated fair value.

        The preliminary purchase accounting adjustments of the Company were recorded in 2001 in the accompanying consolidated financial statements as of and for any periods subsequent to July 20, 2001. During 2002, the Company finalized the purchase price allocation, which included finalizing the fair values of all assets acquired and liabilities assumed as of the 2001 Merger date. The excess of the purchase price paid by the Company over the finalized fair value of the assets and liabilities of CBRE at the date of the 2001 Merger was approximately $594.9 million and is included in goodwill in the accompanying consolidated balance sheet as of December 31, 2002. This represents a $28.3 million reduction to what was originally estimated and reported at December 31, 2001. This net decrease was mainly due to the adjustment, net of the related tax impact, of certain intangible assets to their estimated fair values as of the acquisition date, which were finalized based on independent third party appraisals during 2002 (See Note 8 for additional information).

5.    Basis of Preparation

        The accompanying consolidated balance sheets as of December 31, 2002 and 2001, and the consolidated statements of operations, cash flows and stockholders' equity for the twelve months ended December 31, 2002 and for the period from February 20, 2001 (inception) through December 31, 2001, reflect the consolidated balance sheets, results of operations, cash flows and stockholders' equity of the Company from inception and also include the consolidated financial statements of CBRE from the date of the 2001 Merger, including all material adjustments required under the purchase method of accounting. For purposes of Regulation S-X, CBRE is considered the predecessor to the Company. As such, the historical financial statements of CBRE prior to the 2001 Merger are included in the accompanying consolidated financial statements, including the consolidated statements of operations, cash flows and stockholders' equity for the period from January 1, 2001 through July 20, 2001 and for the twelve months ended December 31, 2000 (collectively "Predecessor financial statements"). The Predecessor financial statements have not been adjusted to reflect the acquisition of CBRE by the Company. As such, the consolidated financial statements of the Company after the 2001 Merger are not directly comparable to the Predecessor financial statements prior to the 2001 Merger.

        Unaudited pro forma results of the Company, assuming the 2001 Merger had occurred as of January 1, 2001, are presented below. These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense as a result of debt acquired to finance the 2001 Merger. The 2001 proforma information excludes $18.3 million of merger-related and other nonrecurring charges. These pro forma results do not purport to be indicative of what operating results would have been and may not be indicative of future operating results (dollars in thousands, except share data):

Twelve Months Ended December 31 2001
Revenue	$1,170,762
Operating income	$76,496
Net loss	$(1,640)
Basic and diluted loss per share	$(0.11)
Weighted average shares outstanding for basic and diluted loss per share	15,025,308

6.    Acquisitions and Dispositions

        During 2001, the Company acquired a professional real estate services firm in Mexico for an aggregate purchase price of approximately $1.7 million in cash. The Company also purchased the remaining ownership interests that it did not already own in CB Richard Ellis/Hampshire, L.L.C. for a purchase price of approximately $1.8 million in cash.

        During 2000, the Company acquired five companies with an aggregate purchase price of approximately $3.4 million in cash, $0.7 million in notes, plus additional payments over the next five years based on acquisition earnout agreements. These payments will supplement the purchase price and be recorded as additional goodwill when paid, as applicable. The most significant acquisition in 2000 was the purchase of Boston Mortgage Capital Corporation (Boston Mortgage) by L.J. Melody for approximately $2.1 million, plus supplemental payments based on an acquisition earnout agreement. Boston Mortgage provides further mortgage banking penetration into the northeastern part of the US.

It services approximately $1.8 billion in loans covering roughly 175 commercial properties throughout New England, New York and New Jersey.

        In February 2000, the Company sold certain non-strategic assets for cash proceeds of $8.4 million, resulting in a pre-tax gain of $4.7 million.

7.    Property and Equipment

        Property and equipment consists of the following (dollars in thousands):

	December 31
	2002	2001
Leasehold improvements	$20,000	$19,710
Furniture and equipment	116,268	126,864
Equipment under capital leases	13,925	27,541

	150,193	174,115
Accumulated depreciation and amortization	(83,559)	(105,664)

Property and equipment, net	$66,634	$68,451

        Depreciation expense was $20.8 million for the twelve months ended December 31, 2002, $9.1 million for the period from February 20, 2001 (inception) through December 31, 2001, $12.6 million for the period from January 1, 2001 through July 20, 2001 and $19.2 million for the twelve months ended December 31, 2000.

8.    Goodwill and Other Intangible Assets

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 replaces APB Opinion No. 16, "Business Combinations," and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests, on an annual basis, at a minimum, or whenever events or circumstances occur indicating goodwill might be impaired. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company adopted SFAS No. 141 for all business combinations completed after June 30, 2001 and fully adopted SFAS No. 142 effective January 1, 2002. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those units for purposes of performing the required transitional goodwill impairment assessment.

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

        Had the Company accounted for goodwill consistent with the provisions of SFAS No. 142 in prior periods, the Company's net income (loss) would have been affected as follows (dollars in thousands, except share data):

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Reported net income (loss)	$18,727	$17,426	$(34,020)	$33,388
Add back amortization of goodwill, net of taxes	—	—	7,701	14,054

Adjusted net income (loss)	$18,727	$17,426	$(26,319)	$47,442

Basic earnings (loss) per share:
Reported earnings (loss) per share	$1.25	$2.22	$(1.60)	$1.60
Add back goodwill amortization per share	—	—	0.36	0.67

Adjusted basic earnings (loss) per share	$1.25	$2.22	$(1.24)	$2.27

Diluted earnings (loss) per share:
Reported earnings (loss) per share	$1.23	$2.20	$(1.60)	$1.58
Add back goodwill amortization per share	—	—	0.36	0.67

Adjusted diluted earnings (loss) per share	$1.23	$2.20	$(1.24)	$2.25

        The Company has finalized the fair value of all assets and liabilities as of the merger date. The resulting changes in the carrying amount of goodwill for the twelve months ended December 31, 2002, are as follows (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2002	$510,188	$96,637	$2,718	$609,543
Reclassed (to) from intangible assets	(57,841)	3,617	—	(54,224)
Purchase accounting adjustments related to prior acquisitions	15,321	5,809	688	21,818

Balance at December 31, 2002	$467,668	$106,063	$3,406	$577,137

        Intangible assets totaled $91.1 million, net of accumulated amortization of $7.7 million, as of December 31, 2002 and are comprised of the following (dollars in thousands):

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Management contracts	$18,887	$5,605
Loan servicing rights	16,234	2,134

Total	$35,121	$7,739

Unamortizable intangible assets
Trademark	$63,700

        In accordance with SFAS No. 141, the trademark was separately identified as a result of the 2001 Merger and has an indefinite life. The management contracts are being amortized over their weighted average useful lives of approximately 8.6 years and the loan servicing rights are being amortized over their weighted average useful lives of approximately 10.0 years. Amortization expense related to these intangible assets was $3.8 million for the year ended December 31, 2002. The estimated amortization expense for the five years ending December 31, 2007 approximates $3.8 million, $3.7 million, $3.7 million, $3.4 million and $3.4 million, respectively.

9.    Investments in and Advances to Unconsolidated Subsidiaries

        Investments in and advances to unconsolidated subsidiaries as of December 31, 2002 and 2001 are as follows (dollars in thousands):

		December 31
	Interest	2002	2001
CB Richard Ellis Strategic Partners, LP	2.9%	$10,690	$8,490
CB Commercial/Whittier Partners, LP	50.0%	8,816	10,159
Global Innovation Partners, LLC	4.9%	6,228	1,468
Strategic Partners II, LP.	3.4%	5,965	—
Ikoma CB Richard Ellis KK	20.0%	4,782	4,132
KB Opportunity Investors	45.0%	1,857	4,499
CB Richard Ellis/Pittsburgh, LP	50.0%	1,461	1,108
CB Richard Ellis Corporate Partners, LLC	9.1%	—	3,855
Other	*	10,409	8,824

Total		$50,208	$42,535

*
Various interests with varying ownership rates.

        Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

        Condensed Balance Sheets Information:

	December 31
	2002	2001
Current assets	$127,635	$92,427
Noncurrent assets	1,552,546	866,224
Current liabilities	108,463	51,064
Noncurrent liabilities	664,241	392,357
Minority interest	3,938	265

        Condensed Statements of Operations Information:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net revenue	$349,121	$286,138	$241,902
Income from operations	78,171	60,259	59,936
Net income	81,498	30,098	50,183

        Included in other current assets in the accompanying consolidated balance sheets is a note receivable from the Company's equity investment in Investor 1031, LLC in the amount of $1.2 million as of December 31, 2002. This note was issued on June 20, 2002, bears interest at 20.0% per annum and is due for repayment on July 15, 2003.

        The Company's investment management business involves investing the Company's own capital in certain real estate investments with clients, including its equity investments in CB Richard Ellis Strategic Partners, LP, Global Innovation Partners, LLC and other co-investments included in the table above. The Company has provided investment management, property management, brokerage, appraisal and other professional services to these equity investees and earned revenues from these co-investments of $22.4 million, $15.4 million and $7.3 million during the years ended December 31, 2002, 2001 and 2000, respectively.

10.  Other Assets

        The following table summarizes the items included in other assets (dollars in thousands):

	December 31
	2002	2001
Property held for sale	$45,883	$42,456
Deferred financing costs, net	20,467	23,346
Deposits	8,714	6,505
Cost investments	6,524	5,768
Notes receivable	4,943	4,895
Employee loans (1)	4,089	—
Deferred compensation assets	1,440	3,520
Prepaid pension costs	—	13,588
Miscellaneous	1,797	2,754

Total	$93,857	$102,832

(1)
See Note 22 for additional information.

11.  Employee Benefit Plans

CBRE Holding, Inc., the Company

        Option Plans and Warrants.    As part of the 2001 Merger, the Company issued 255,477 warrants to purchase shares of Class B common stock with an exercise price of $30.00 per share. These warrants do not vest until August 26, 2007 and expire on August 27, 2007. The Company also issued 1,520,207 options to acquire Class A common stock at an exercise price of $16.00 per share. These options vest and are exercisable in 20% increments over a five-year period ending on July 20, 2006. All options and warrants will become fully vested and exercisable upon change in control of the Company.

CB Richard Ellis Services, Inc., the Predecessor

        Option Plans and Warrants.    At the effective time of the 2001 Merger, each holder of an option to acquire CBRE's common stock, whether or not vested, had the right to receive, in consideration for the cancellation of his or her options, an amount per share of common stock equal to the greater of (i) the amount by which $16.00 exceeded the exercise price of the option, if any, or (ii) $1.00 reduced in each case by applicable withholding taxes. Employees holding warrants to acquire shares of CBRE received $1.00 per share of common stock underlying the warrant. Warrants held by non-employees, other than FS Equity Partners III, L.P. and FS Equity Partners International, L.P. who received warrants to acquire shares of the Company's Class B common stock, were cancelled and no payments were made to such shareholders. As of December 31, 2001, there were no options or warrants outstanding to acquire CBRE's stock.

        The options and warrants outstanding prior to the 2001 Merger were issued in connection with various acquisitions and employee stock-based compensation plans, had exercise prices that ranged from $10.00 to $36.75, with vesting periods that ranged up to 5 years and expired at various dates through August 2010.

        A summary of the status of the Company's and the Predecessor's option plans and warrants is presented in the tables below:

	Company
	CBRE Holding, Inc.
	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at February 20, 2001	—	$—		$—
Granted	1,775,684	18.01
Forfeited	(17,186)	16.00

Outstanding at December 31, 2001	1,758,498	18.03	—	—
Granted	123,873	16.00
Forfeited	(175,295)	16.00

Outstanding at December 31, 2002	1,707,076	$18.10	277,575	$16.00

	Predecessor
	CB Richard Ellis Services, Inc.
	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	3,075,356	$20.71	770,756	$21.86
Granted	487,710	24.81
Forfeited/Expired	(223,056)	19.84

Outstanding at December 31, 2000	3,340,010	21.25	1,824,665	23.90
Exercised	(86,521)	12.89
Forfeited/Expired	(93,370)	20.27
Paid and/or cancelled as a result of the merger	(3,160,119)	21.50

Outstanding at July 20, 2001	—	$—	—	$—

        Option plans and warrants outstanding at December 31, 2002 and their related weighted average price and life information is presented below:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	1,451,599	8.59	$16.00	277,575	$16.00
$30.00	255,477	4.66	30.00	—	—

	1,707,076		$18.10	277,575	$16.00

        Deferred Compensation Plan (the DCP).    In 1994, CBRE implemented the DCP. Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive at some future date these deferred amounts invested in interest bearing accounts, which are an unsecured liability of the Company, in shares of common stock of the Company, where elections are recorded to additional paid-in capital or in insurance products which function like mutual funds. The Company has elected to fund a portion of its obligation for deferrals in these insurance products, but is not obligated to do so in the future.

        As part of the 2001 Merger, the DCP was amended so that each stock fund unit was converted to the right to receive one share of Class A common stock of the Company. Each participant in the DCP who was a US employee or an independent contractor in specified states and had vested stock fund units prior to the 2001 Merger was permitted to make one of the following elections: (i) convert the value of his or her vested stock fund units, based upon the value of $16.00 per stock unit, into any of the insurance mutual fund alternatives or the Interest Index Fund II provided under the DCP, (ii) continue to hold the vested stock fund units in his or her account under the DCP or (iii) transfer amounts invested in insurance mutual fund alternatives into DCP stock fund units. In accordance with a change in control provision included in the terms of the DCP, stock fund units associated with the 1999 Company matching contribution, which were unvested prior to the 2001 Merger, became vested upon completion of the 2001 Merger, but remained as stock fund units.

        Each stock fund unit that was unvested prior to the 2001 Merger remained in participants' accounts, but after the 2001 Merger was converted to the right to receive one share of Class A common stock of the Company. These unvested stock fund units have been accounted for as a deferred compensation asset. The deferred compensation asset will be amortized as compensation expense over the remaining vesting period for such stock fund units in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," with $1.8 million charged to compensation expense for the twelve months ended December 31, 2002 and $0.9 million charged to compensation expense for the period from February 20, 2001 (inception) through December 31, 2001. The accompanying consolidated balance sheets include the unamortized balances totaling $1.9 million and $1.4 million in other current assets and other assets, respectively, as of December 31, 2002. Subsequent to the 2001 Merger, no new deferrals are allowed in stock fund units.

        In 2001, the Company announced a match for the Plan Year 2000, effective July 2001, in the amount of $8.0 million to be invested in an interest bearing account on behalf of participants. The 2000 Company Match vests at 20% per year, and will be fully vested by December 2005. The related compensation expense will be amortized over the vesting period. The amounts charged to expense for the 2000 Company match were $1.7 million for the twelve months ended December 31, 2002, $0.7 million for the period from February 20, 2001 (inception) through December 31, 2001 and $0.2 million for the period from January 1, 2001 through July 20, 2001.

        Included in the Company's accompanying consolidated balance sheets is the accumulated non-stock liability of $106.3 million and $105.1 million at December 31, 2002 and 2001, respectively, and the assets (in the form of insurance) set aside to cover the liability of $63.6 million and $69.4 million as of December 31, 2002 and 2001, respectively. In addition, the Company's deferred stock liability, included in additional paid-in capital, totaled $18.2 million and $18.8 million at December 31, 2002 and 2001, respectively.

        Stock Purchase Plans.    Prior to the 2001 Merger, CBRE had restricted stock purchase plans covering select key executives including senior management. A total of 500,000 and 550,000 shares of common stock were reserved for issuance under CBRE's 1999 and 1996 Equity Incentive Plans, respectively. The shares were issued to senior executives for a purchase price equal to the greater of

$18.00 and $10.00 per share or fair market value, respectively. The purchase price for these shares was paid either in cash or by delivery of a full recourse promissory note. All promissory notes related to the 1999 Equity Incentive Plan were repaid as part of the 2001 Merger. The majority of the notes related to the 1996 Equity Incentive Plan were also repaid, with the remaining unpaid outstanding balances of $0.6 million and $1.0 million as of December 31, 2002 and 2001, respectively, included in notes receivable from sale of stock in the accompanying consolidated statements of stockholders' equity. As part of the 2001 Merger, the CBRE shares related to these outstanding promissory notes were exchanged for shares of Class B common stock of the Company.

        Bonuses.    The Company has bonus programs covering select key employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $40.2 million for the twelve months ended December 31, 2002, $18.0 million for the period from February 20, 2001 (inception) through December 31, 2001, $16.5 million for the period from January 1, 2001 through July 20, 2001 and $49.8 million for the twelve months ended December 31, 2000.

        Capital Accumulation Plan (the Cap Plan).    The Cap Plan is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code and is the Company's only such plan. Generally, a US employee of the Company is eligible to participate in the plan if the employee is at least 21 years old. The Cap Plan provides for participant contributions as well as discretionary employer contributions. A participant is allowed to contribute to the Cap Plan from 1% to 15%, in whole percentages of his or her compensation, subject to limits imposed by the U.S. Internal Revenue Code. Each year, the Company determines the amount of employer contributions, if any, it will contribute to the Cap Plan based on the performance and profitability of the Company's consolidated U.S. operations. The Company's contributions for the year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant's pre-tax contributions for that year, up to 5% of the participant's compensation. In connection with the Cap Plan, the Company incurred no expense for the twelve months ended December 31, 2002, $0.8 million for the period from February 20, 2001 (inception) through December 31, 2001, no expense for the period from January 1, 2001 through July 20, 2001 and $2.2 million for the twelve months ended December 31, 2000.

        In connection with the 2001 Merger, each share of common stock of CBRE formerly held by the Cap Plan and credited to participant accounts was exchanged for $16.00 in cash. In addition, the Cap Plan was amended to eliminate the common stock of CBRE as an investment option within the Cap Plan after July 20, 2001. The cash received for the shares of CBRE common stock was available for reinvestment in one or more of the investment alternatives available within the Cap Plan in accordance with the terms of the plan, including a new company stock fund in which employees could invest on a one-time basis in Class A shares of common stock of the Company. Subsequent to the 2001 Merger, participants are no longer entitled to purchase additional shares of CBRE Holding Class A or Class B common stock for allocation to their account balance.

        Pension Plan.    The Company, through the acquisition of Hillier Parker in the UK, maintains a contributory defined benefit pension plan to provide retirement benefits to existing and former Hillier Parker employees participating in the plan. It is the Company's policy to fund the minimum annual contributions required by applicable regulations. Pension expense totaled $3.6 million for the twelve months ended December 31, 2002, $1.4 million for the period February 20, 2001 (inception) through December 31, 2001, $0.9 million for the period from January 1, 2001 through July 20, 2001 and $0.9 million for the twelve months ended December 31, 2000.

        As a result of the plan's under-funded status in 2002, the Company recorded a charge to accumulated other comprehensive loss, net of the related deferred tax impact, appropriately eliminating the prepaid pension asset and establishing a minimum liability for under-funding. This non-cash charge had no impact on net income or cash flow. The following sets forth a reconciliation of the benefit obligation, plan assets, plan's funded status and amounts recognized in the accompanying consolidated balance sheets (dollars in thousands):

	Company	Company	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through
Change in benefit obligation
Benefit obligation at beginning of period	$74,418	$75,453	$71,076
Service cost	5,578	2,325	2,875
Interest cost	4,764	2,059	2,316
Plan participant contributions	1,226	234	641
Actuarial loss (gain)	3,997	(6,558)	2,990
Benefits paid	(1,939)	(408)	(1,109)
Foreign currency translation	8,690	1,313	(3,336)

Benefit obligation at end of period	$96,734	$74,418	$75,453

Change in plan assets
Fair value of plan assets at beginning of period	$80,950	$87,603	$103,688
Actual return on plan assets	(13,777)	(8,430)	(12,675)
Company contributions	2,299	438	1,740
Plan participant contributions	1,226	234	641
Benefits paid	(1,939)	(408)	(1,109)
Foreign currency translation	7,671	1,513	(4,682)

Fair value of plan assets at end of period	$76,430	$80,950	$87,603

Funded status	$(20,304)	$6,533	$12,150
Unrecognized net actuarial loss	33,350	6,566	12,106
Company contributions in the post-measurement period	530	489	—

Net amount recognized	$13,576	$13,588	$24,256

Net amount recognized in the consolidated balance sheets
Accrued benefit liability	$(10,766)	$—	$—
Prepaid benefit cost	—	13,588	24,256
Accumulated other comprehensive loss	24,342	—	—

	$13,576	$13,588	$24,256

        Weighted average assumptions used in developing the projected benefit obligation were as follows:

	Company	Company	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Twelve Months Ended December 31, 2000
Discount rate	5.60%	6.00%	6.00%
Expected return on plan assets	8.20%	8.00%	7.75%
Rate of compensation increase	4.30%	4.50%	5.00%

        Net periodic pension cost consisted of the following (dollars in thousands):

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Employer service cost	$5,578	$2,325	$2,875	$5,728
Interest cost on projected benefit obligation	4,764	2,059	2,316	4,026
Expected return on plan assets	(6,767)	(2,945)	(4,257)	(8,395)
Unrecognized net gain	—	—	—	(425)

Net periodic pension cost	$3,575	$1,439	$934	$934

12.  Debt

        Total debt consists of the following (dollars in thousands):

	December 31
	2002	2001
Long-Term Debt:
11 1/4% Senior Subordinated Notes, net of unamortized discount of $3.1 million and $3.3 million at December 31, 2002 and 2001, respectively, due in 2011	$225,943	$225,737
Senior secured term loans, with interest ranging from 5.07% to 7.50%, due from 2002 through 2008	220,975	230,325
16% Senior Notes, net of unamortized discount of $5.1 million and $5.3 million at December 31, 2002 and 2001, respectively, due in 2011	61,863	59,656
Westmark Senior Notes, with interest at 9.0% through December 31, 2004 and at variable rates depending on the Company's credit facility rate thereafter, due from 2008 through 2010	12,129	14,863
Capital lease obligations, mainly for automobiles and telephone equipment, with interest ranging from 6.50% to 9.74%, due through 2007	763	1,438
Other	171	267

Sub-total	521,844	532,286
Less current maturities of long-term debt	10,711	10,223

Total long-term debt	511,133	522,063
Short-Term Borrowings:
Warehouse Line of Credit, with interest at 1.0% over the Residential Funding Corporation base rate with a maturity date of August 31, 2003	63,140	106,790
Non-recourse secured debt related to property held for sale with interest at one-month Yen LIBOR plus 4.95% and a maturity date of June 18, 2003	40,005	37,179
Euro cash pool loan, with interest ranging from 4.37% to 6.60% and no stated maturity date	7,904	11,162
Other	16	487

Total short-term borrowings	111,065	155,618
Add current maturities of long-term debt	10,711	10,223

Total current debt	121,776	165,841

Total debt	$632,909	$687,904

        Future annual aggregate maturities of total consolidated debt at December 31, 2002 are as follows (dollars in thousands): 2003—$121,776; 2004—$10,640; 2005—$10,623; 2006—$10,619; 2007—$6,244; and $473,007 thereafter.

        The Company issued $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the 2001 Merger. The Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and its domestic subsidiaries. The Notes require semi-annual payments of interest in arrears on June 15 and December 15, having commenced on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.

        The Company also entered into a $325.0 million Senior Credit Facility (the Credit Facility) with CSFB and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of their assets. The Credit Facility includes the Tranche A term facility of $50.0 million, maturing on July 20, 2007; the Tranche B term facility of $185.0 million, maturing on July 18, 2008; and the revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. Borrowings under the Tranche A and revolving facility bear interest at varying rates based on the Company's option at either three-month LIBOR plus 2.50% to 3.25% or the alternate base rate plus 1.50% to 2.25% as determined by reference to the Company's ratio of total debt less available cash to EBITDA, which is defined in the debt agreement. Borrowings under the Tranche B facility bear interest at varying rates based on the Company's option at either three-month LIBOR plus 3.75% or the alternate base rate plus 2.75%. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.

        The Tranche A facility will be repaid by July 20, 2007 through quarterly principal payments over six years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of approximately $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by the Company. The Company repaid its revolving credit facility as of November 5, 2002 and December 1, 2001 and at December 31, 2002 and 2001, the Company had no revolving line of credit principal outstanding.

        The Company issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011 (the Senior Notes). The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company. Interest accrues at a rate of 16.0% per year and is payable quarterly in cash in arrears. Interest may be paid in kind to the extent CBRE's ability to pay cash dividends is restricted by the terms of the Credit Facility. Additionally, interest in excess of 12.0% may, at the Company's option, be paid in kind through July 2006. The Company elected to pay in kind interest in excess of 12.0%, or 4.0%, that was payable on April 20, 2002, July 20, 2002 and October 20, 2002. The Senior Notes are redeemable at the Company's option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. As of December 31, 2002, the redemption price was 112.8% of par. In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes at 101.0% of par.

        The Senior Notes are solely the Company's obligation to repay. CBRE has neither guaranteed nor pledged any of its assets as collateral for the Senior Notes and is not obligated to provide cashflow to the Company for repayment of these Senior Notes. However, the Company has no substantive assets or operations other than its investment in CBRE to meet any required principal and interest payments on the Senior Notes. The Company will depend on CBRE's cash flows to fund principal and interest payments as they come due.

        The Notes, the Credit Facility and the Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers. The Credit Facility requires the Company to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Credit Facility requires the Company to pay a facility fee based on the total amount of the unused commitment.

        The Company has short-term borrowings of $111.1 million and $155.6 million with related weighted average interest rates of 3.9% and 4.5% as of December 31, 2002 and 2001, respectively.

        A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC) for the purpose of funding mortgage loans that will be resold. The credit agreement in 2001 initially provided for a revolving line of credit of $150.0 million, bore interest at the greater of one-month LIBOR or 3.0% (RFC Base Rate), plus 1.0%, and expired on August 31, 2001. Through various executed amendments and extension letters in 2001, the revolving line of credit was increased to $350.0 million and the maturity date was extended to January 22, 2002.

        Effective January 23, 2002, the Company entered into a Second Amended and Restated Warehousing Credit and Security Agreement. This agreement provided for a revolving line of credit in the amount of $350.0 million until February 28, 2002 and $150.0 million for the period from March 1, 2002 through August 31, 2002. Additionally, on February 1, 2002, the Company executed a Letter Agreement with RFC that redefined the RFC Base Rate to the greater of one-month LIBOR or 2.25% per annum. On April 20, 2002, the Company obtained a temporary revolving line of credit increase of $210.0 million that resulted in a total line of credit equaling $360.0 million, which expired on July 31, 2002. Upon expiration of the temporary increase and through various executed amendments and extension letter agreements, the Company established a revolving line of credit of $200.0 million, redefined the RFC Base Rate to the greater of one-month LIBOR or 2.0% and extended the maturity date of the agreement to December 20, 2002. On December 16, 2002, the Company entered into the Third Amended and Restated Warehousing Credit and Security Agreement effective December 20, 2002. The agreement provides for a revolving line of credit of $200.0 million, bears interest at the RFC Base Rate plus 1.0% and expires on August 31, 2003.

        During the years ended December 31, 2002 and 2001, respectively, the Company had a maximum of $309.0 million and $164.0 million revolving line of credit principal outstanding with RFC. At December 31, 2002 and 2001, respectively, the Company had a $63.1 million and a $106.8 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, the Company had a $63.1 million and a $106.8 million warehouse receivable, which are also included in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, respectively.

        A subsidiary of the Company has a credit agreement with JP Morgan Chase. The credit agreement provides for a non-recourse revolving line of credit of up to $20.0 million, bears interest at 1.0% of the bank's cost of funds and expires on May 28, 2003. At December 31, 2002 and 2001, the Company had no revolving line of credit principal outstanding.

        During 2001, the Company incurred $37.2 million of non-recourse debt through a joint venture. In September 2002, the maturity date on this non-recourse debt was extended to June 18, 2003.

13.  Commitments and Contingencies

        The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

        The following is a schedule by year of future minimum lease payments for noncancelable leases as of December 31, 2002 (dollars in thousands):

	Capital Leases	Operating Leases
2003	$731	$66,632
2004	29	58,320
2005	9	50,966
2006	4	42,924
2007	3	35,090
Thereafter	—	233,379

Total minimum payments required	$776	$487,311

        The interest portion of capital lease payments represents the amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at the inception of the leases. This totaled approximately $.01 million at December 31, 2002, resulting in a present value of net minimum lease payments of $.76 million. At December 31, 2002, $.72 million and $.04 million were included in current maturities of long-term debt and long-term debt, respectively. In addition, the total minimum payments for noncancelable operating leases were not reduced by the minimum sublease rental income of $4.3 million due in the future under noncancelable subleases.

        Substantially all leases require the Company to pay maintenance costs, insurance and property taxes, and generally may be renewed for five-year periods. The composition of total rental expense under noncancelable operating leases consisted of the following (dollars in thousands):

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Minimum rentals	$68,711	$27,203	$32,831	$56,243
Less sublease rentals	(1,157)	(500)	(551)	(1,387)

	$67,554	$26,703	$32,280	$54,856

        A subsidiary of the Company has an agreement with Fannie Mae to fund the purchase of a $104.6 million loan portfolio using proceeds from its RFC line of credit. A 100% participation in the loan portfolio was sold to Fannie Mae with the Company retaining the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The Company has collateralized a portion of its obligation to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $1.0 million.

        At December 31, 2002, the Company had outstanding letters of credit totaling $7.8 million, including the Fannie Mae letter of credit discussed in the preceding paragraph. The letters of credit expire at varying dates through December 2004.

        An important part of the strategy for the Company's investment management business involves investing the Company's own capital in certain real estate investments with its clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2002, the Company had committed an additional $22.6 million to fund future co-investments.

14.  Income Taxes

        The Company's tax provision (benefit) consisted of the following (dollars in thousands):

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Federal:
Current	$10,204	$11,747	$—	$24,924
Deferred tax	6,232	(3,252)	(911)	921
Change in valuation allowances	—	796	—	(3,000)

	16,436	9,291	(911)	22,845
State:
Current	1,824	3,173	1,600	6,895
Deferred tax	378	(494)	(658)	(1,243)

	2,202	2,679	942	5,652
Foreign:
Current	12,920	10,137	1,079	7,015
Deferred tax	(1,452)	(4,091)	—	(761)

	11,468	6,046	1,079	6,254

	$30,106	$18,016	$1,110	$34,751

        The following is a reconciliation, stated as a percentage of pre-tax income, of the US statutory federal income tax rate to the Company's effective tax rate on income from operations:

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Federal statutory tax rate	35%	35%	(35)%	35%
Permanent differences	15	5	25	11
State taxes, net of federal benefit	3	5	2	6
Foreign income taxes in excess of US rate	9	4	11	4
Change in valuation allowances	—	2	—	(5)

Effective tax rate	62%	51%	3%	51%

        The domestic component of income (loss) before provision for income taxes included in the accompanying consolidated statements of operations was $31.0 million for the twelve months ended December 31, 2002, $22.5 million for the period from February 20, 2001 (inception) through December 31, 2001, $(23.0) million for the period January 1, 2001 to July 20, 2001 and $63.2 million for the twelve months ended December 31, 2000. The international component of income (loss) before provision for income taxes was $17.8 million for the twelve months ended December 31, 2002, $12.9 million for the period from February 20, 2001 (inception) through December 31, 2001, $(9.9) million for the period from January 1, 2001 through July 20, 2001 and $4.9 million for the twelve months ended December 31, 2000.

        Cumulative tax effects of temporary differences are shown below at December 31, 2002 and 2001 (dollars in thousands):

	December 31
	2002	2001
Asset (Liability)
Property and equipment	$10,960	$16,665
Bad debts and other reserves	12,459	10,225
Intangible amortization	(26,065)	(2,311)
Bonus, unexercised restricted stock, deferred compensation	57,780	53,418
Investment	4,189	5,045
Net operating loss (NOL) and alternative minimum tax credit carryforwards	5	3,778
Unconsolidated affiliates	5,283	7,568
Pension obligation	7,303	—
All other, net	(2,923)	3,312

Net deferred tax asset before valuation allowances	68,991	97,700
Valuation allowances	(13,892)	(11,543)

Net deferred tax asset	$55,099	$86,157

        The Company had no federal income tax NOLs at December 31, 2002.

        Management has determined that as of December 31, 2002, $13.9 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. Approximately $13.1 million of this valuation allowance relates to deferred tax assets acquired in the 2001 Merger. Accordingly, goodwill will be reduced at such time as these deferred tax assets are realized.

        A deferred US tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is the intent of the Company to permanently reinvest these earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested in accordance with APB No. 23, "Accounting for Income Taxes—Special Areas," aggregated $52.0 million at December 31, 2002. The determination of the tax liability upon repatriation is not practicable.

15.  Stockholders' Equity

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

        Upon written request of any holder of Class B common stock, any shares will be automatically converted on a share-for-share basis into the same number of shares of Class A common stock. In addition, upon any transfer, sale, or other disposition of the Company, shares of Class B common stock shall be converted into shares of Class A common stock on a share-for-share basis, excluding the transfer to certain permitted Class B common stockholders. Also, upon completion of an underwritten public offering in which the Company becomes listed on a national securities exchange, all outstanding shares of Class B common stock shall automatically be converted into shares of Class A common stock on a share-for-share basis.

        As long as Class B common stock is outstanding, if a holder of Class B common stock purchases any shares of Class A common stock, the holder may convert the Class A common shares on a share-for-share basis into the same number of shares of Class B common stock.

16.  Earnings (Loss) Per Share Information

        The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Company			Company
	CBRE Holding, Inc.			CBRE Holding, Inc.
	Twelve Months Ended December 31, 2002			February 20, 2001 (inception) through December 31, 2001
	Income	Shares	Per- Share Amount	Income	Shares	Per- Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$18,727	15,025,308	$1.25	$17,426	7,845,004	$2.22

Diluted earnings per share:
Net income applicable to common stockholders	$18,727	15,025,308		$17,426	7,845,004
Dilutive effect of contingently issuable shares		196,803			64,793

Net income applicable to common stockholders	$18,727	15,222,111	$1.23	$17,426	7,909,797	$2.20

	Predecessor			Predecessor
	CBRE Richard Ellis Services, Inc.			CBRE Richard Ellis Services, Inc.
	Period from January 1, 2001 through July 20, 2001			Twelve Months Ended Decmeber 31, 2000
	Loss	Shares	Per- Share Amount	Income	Shares	Per- Share Amount
Basic (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(34,020)	21,306,584	$(1.60)	$33,388	20,931,111	$1.60

Diluted (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(34,020)	21,306,584		$33,388	20,931,111
Dilutive effect of exercise of options outstanding		—			35,594
Dilutive effect of stock-based compensation programs		—			130,535

Net (loss) income applicable to common stockholders	$(34,020)	21,306,584	$(1.60)	$33,388	21,097,240	$1.58

        The following items were not included in the computation of diluted earnings (loss) per share because their effect, in aggregate, was anti-dilutive:

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Stock options
Outstanding	1,451,599	1,503,021	2,562,150	2,574,029
Price ranges	$16.00	$16.00	$0.38 - $36.75	$11.81 - $36.75
Expiration ranges	7/20/11 - 7/31/12	7/20/11	6/8/04 - 8/31/10	6/8/04 - 8/31/10
Stock warrants
Outstanding	255,477	255,477	597,969	598,387
Price	$30.00	$30.00	$30.00	$30.00
Expiration date	8/27/07	8/27/07	8/28/04	8/28/04

        All options and warrants for the period from January 1, 2001 to July 20, 2001 were anti-dilutive as the Company reported a net loss. Any assumed exercise of options or warrants would have been anti-dilutive as they would have resulted in a lower loss per share.

17.  Fiduciary Funds

        The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $414.6 million and $373.2 million at December 31, 2002 and 2001, respectively.

18.  Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Value is defined as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value estimates of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash and Cash Equivalents:    Includes cash and cash equivalents with maturities of less than three months. The carrying amount approximates fair value due to the short maturity of these instruments.

        Short-Term Borrowings:    The majority of this balance represents the warehouse line of credit and non recourse debt related to a property held for sale. Due to their short-term maturities and variable interest rates, fair value approximates carrying value (See Note 12).

        Senior Subordinated Notes:    Based on dealers' quotes, the estimated fair value of the Company's 11 1/4% Senior Subordinated Notes is $208.4 million and $199.5 million at December 31, 2002 and 2001, respectively. Their actual carrying value totaled $225.9 million and $225.7 million at December 31, 2002 and 2001, respectively (See Note 12).

        16% Senior Notes:    There was no trading activity for the 16% Senior Notes, which are due in 2011. Their carrying value totaled $61.9 million and $59.7 million at December 31, 2002 and 2001, respectively (see Note 12).

        Senior Secured Terms Loans & Other Long-Term Debt:    Estimated fair values approximate respective carrying values because the majority of these instruments are based on variable interest rates (see Note 12).

19.  Nonrecurring Charges

        During the period from February 20, 2001 (inception) through December 31, 2001, the Company recorded nonrecurring pre-tax charges totaling $6.4 million which mainly related to the write-off of e-business investments. During the period from January 1, 2001 through July 20, 2001, CBRE recorded merger-related and other nonrecurring charges of $22.1 million, which included merger-related costs incurred of $16.4 million, severance costs incurred of $2.8 million related to CBRE's cost reduction program implemented in May 2001, as well as the write-off of an e-investment of $2.9 million.

20.  Guarantor and Nonguarantor Financial Statements

        In connection with the 2001 Merger with Blum CB and as part of the financing of the 2001 Merger, CBRE assumed an aggregate of $229.0 million in Senior Subordinated Notes (the Notes) due June 15, 2011. These Notes are unsecured and rank equally in right of payment with any of the Company's future senior subordinated unsecured indebtedness. The Notes are effectively subordinated to indebtedness and other liabilities of the Company's subsidiaries that are not guarantors of the Notes. The Notes are guaranteed on a full, unconditional, joint and several basis by the Company, CBRE and CBRE's wholly owned domestic subsidiaries.

        The following condensed consolidating financial information includes:

          (1)  Condensed consolidating balance sheets as of December 31, 2002 and December 31, 2001; condensed consolidating statements of operations for the twelve months ended December 31, 2002, the period from February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 through July 20, 2001 and the twelve months ended December 31, 2000; and condensed consolidating statements of cash flows for the twelve months ended December 31, 2002, the period from February 20, 2001 (inception) through December 31, 2001, the period from January 1, 2001 through July 20, 2001 and the twelve months ended December 31, 2000 of: (a) Holding, the Parent, (b) CBRE, which is the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis.

          (2)  Elimination entries necessary to consolidate CBRE Holding, Inc., the Parent, with CBRE and its guarantor and nonguarantor subsidiaries.

        Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2002
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$127	$54	$74,173	$5,347	$—	$79,701
Receivables, less allowance for doubtful accounts	—	40	61,624	104,549	—	166,213
Warehouse receivable	—	—	63,140	—	—	63,140
Prepaid and other current assets	18,723	22,201	8,432	7,729	(20,199)	36,886

Total current assets	18,850	22,295	207,369	117,625	(20,199)	345,940
Property and equipment, net	—	—	51,419	15,215	—	66,634
Goodwill	—	—	442,965	134,172	—	577,137
Other intangible assets, net	—	—	89,075	2,007	—	91,082
Cash surrender value of insurance policies, deferred compensation plan	—	63,642	—	—	—	63,642
Investment in and advances to unconsolidated subsidiaries	—	4,782	39,205	6,221	—	50,208
Investment in consolidated subsidiaries	302,593	322,794	66,162	—	(691,549)	—
Inter-company loan receivable	—	429,396	—	—	(429,396)	—
Deferred tax assets, net	36,376	—	—	—	—	36,376
Other assets	4,896	17,464	20,453	51,044	—	93,857

Total assets	$362,715	$860,373	$916,648	$326,284	$(1,141,144)	$1,324,876

Current Liabilities:
Accounts payable and accrued expenses	$2,137	$4,610	$36,895	$58,773	$—	$102,415
Inter-company payable	20,199	—	—	—	(20,199)	—
Compensation and employee benefits payable	—	—	40,938	22,796	—	63,734
Accrued bonus and profit sharing	—	—	59,942	43,916	—	103,858
Income taxes payable	15,451	—	—	—	—	15,451
Short-term borrowings:
Warehouse line of credit	—	—	63,140	—	—	63,140
Other	—	—	16	47,909	—	47,925

Total short-term borrowings	—	—	63,156	47,909	—	111,065
Current maturities of long-term debt	—	9,975	—	736	—	10,711

Total current liabilities	37,787	14,585	200,931	174,130	(20,199)	407,234
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	225,943	—	—	—	225,943
Senior secured term loans	—	211,000	—	—	—	211,000
16% senior notes, net of unamortized discount	61,863	—	—	—	—	61,863
Other long-term debt	—	—	12,129	198	—	12,327
Inter-company loan payable	—	—	362,344	67,052	(429,396)	—

Total long-term debt	61,863	436,943	374,473	67,250	(429,396)	511,133
Deferred compensation liability	—	106,252	—	—	—	106,252
Other liabilities	11,724	—	18,450	13,127	—	43,301

Total liabilities	111,374	557,780	593,854	254,507	(449,595)	1,067,920
Minority interest	—	—	—	5,615	—	5,615
Commitments and contingencies
Stockholders' equity	251,341	302,593	322,794	66,162	(691,549)	251,341

Total liabilities and stockholders' equity	$362,715	$860,373	$916,648	$326,284	$(1,141,144)	$1,324,876

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2001
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3	$931	$42,204	$14,312	$—	$57,450
Receivables, less allowance for doubtful accounts	47	71	70,343	85,973	—	156,434
Warehouse receivable	—	—	106,790	—	—	106,790
Prepaid and other current assets	32,155	12,465	6,321	8,353	(10,321)	48,973

Total current assets	32,205	13,467	225,658	108,638	(10,321)	369,647
Property and equipment, net	—	—	51,314	17,137	—	68,451
Goodwill	—	197,748	208,432	203,363	—	609,543
Other intangible assets, net	—	—	31,219	6,898	—	38,117
Cash surrender value of insurance policies, deferred compensation plan	—	69,385	—	—	—	69,385
Investment in and advances to unconsolidated subsidiaries	—	4,132	34,296	4,107	—	42,535
Investment in consolidated subsidiaries	271,615	65,690	168,974	—	(506,279)	—
Inter-company loan receivable	—	465,173	—	—	(465,173)	—
Deferred tax assets, net	54,002	—	—	—	—	54,002
Prepaid pension costs	—	—	—	13,588	—	13,588
Other assets	5,266	21,600	14,739	47,639	—	89,244

Total assets	$363,088	$837,195	$734,632	$401,370	$(981,773)	$1,354,512

Current Liabilities:
Accounts payable and accrued expenses	$2,022	$4,236	$37,325	$39,399	$—	$82,982
Inter-company payable	10,321	—	—	—	(10,321)	—
Compensation and employee benefits payable	—	—	44,192	23,926	—	68,118
Accrued bonus and profit sharing	—	—	56,821	28,367	—	85,188
Income taxes payable	21,736	—	—	—	—	21,736
Short-term borrowings:
Warehouse line of credit	—	—	106,790	—	—	106,790
Other	—	178	309	48,341	—	48,828

Total short-term borrowings	—	178	107,099	48,341	—	155,618
Current maturities of long-term debt	—	9,350	129	744	—	10,223

Total current liabilities	34,079	13,764	245,566	140,777	(10,321)	423,865
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	225,737	—	—	—	225,737
Senior secured term loans	—	220,975	—	—	—	220,975
16% senior notes, net of unamortized discount	59,656	—	—	—	—	59,656
Other long-term debt	—	—	14,974	721	—	15,695
Inter-company loan payable	—	—	393,827	71,346	(465,173)	—

Total long-term debt	59,656	446,712	408,801	72,067	(465,173)	522,063
Deferred compensation liability	—	105,104	—	—	—	105,104
Other liabilities	16,830	—	14,575	15,256	—	46,661

Total liabilities	110,565	565,580	668,942	228,100	(475,494)	1,097,693
Minority interest	—	—	—	4,296	—	4,296
Commitments and contingencies
Stockholders' equity	252,523	271,615	65,690	168,974	(506,279)	252,523

Total liabilities and stockholders' equity	$363,088	$837,195	$734,632	$401,370	$(981,773)	$1,354,512

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002
(Dollars in thousands)
(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$849,563	$320,714	$—	$1,170,277
Costs and expenses:
Commissions, fees and other incentives	—	—	413,830	141,112	—	554,942
Operating, administrative and other	415	1,186	345,231	147,117	—	493,949
Depreciation and amortization	—	—	15,833	8,781	—	24,614
Equity income from unconsolidated subsidiaries	—	(662)	(7,449)	(1,215)	—	(9,326)
Merger-related and other nonrecurring charges	—	36	—	—	—	36

Operating (loss) income	(415)	(560)	82,118	24,919	—	106,062
Interest income	158	42,845	2,079	916	(42,726)	3,272
Interest expense	11,344	42,731	39,742	9,410	(42,726)	60,501
Equity income from consolidated subsidiaries	27,306	32,898	4,957	—	(65,161)	—

Income before (benefit) provision for income taxes	15,705	32,452	49,412	16,425	(65,161)	48,833
(Benefit) provision for income taxes	(3,022)	5,146	16,514	11,468	—	30,106

Net income	$18,727	$27,306	$32,898	$4,957	$(65,161)	$18,727

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
(Dollars in thousands)
(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$416,446	$146,382	$—	$562,828
Costs and expenses:
Commissions, fees and other incentives	—	—	207,019	59,745	—	266,764
Operating, administrative and other	500	3,589	145,145	67,012	—	216,246
Depreciation and amortization	—	—	8,523	3,675	—	12,198
Equity income from unconsolidated subsidiaries	—	(198)	(1,290)	(66)	—	(1,554)
Merger-related and other nonrecurring charges	—	2,144	3,530	768	—	6,442

Operating (loss) income	(500)	(5,535)	53,519	15,248	—	62,732
Interest income	1,135	19,270	370	561	(18,909)	2,427
Interest expense	8,199	20,353	17,091	2,983	(18,909)	29,717
Equity income from consolidated subsidiaries	22,721	27,713	8,605	—	(59,039)	—

Income before (benefit) provision for income taxes	15,157	21,095	45,403	12,826	(59,039)	35,442
(Benefit) provision for income taxes	(2,269)	(1,626)	17,690	4,221	—	18,016

Net income	$17,426	$22,721	$27,713	$8,605	$(59,039)	$17,426

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH JULY 20, 2001
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$465,280	$142,654	$—	$607,934
Costs and expenses:
Commissions, fees and other incentives	—	217,799	63,014	—	280,813
Operating, administrative and other	1,155	216,063	79,168	—	296,386
Depreciation and amortization	—	17,021	8,635	—	25,656
Equity income from unconsolidated subsidiaries	(492)	(2,141)	(241)	—	(2,874)
Merger-related and other nonrecurring charges	19,260	2,867	—	—	22,127

Operating (loss) income	(19,923)	13,671	(7,922)	—	(14,174)
Interest income	16,757	952	615	(16,757)	1,567
Interest expense	18,014	14,952	4,094	(16,757)	20,303
Equity losses from consolidated subsidiaries	(14,587)	(12,480)	—	27,067	—

Loss before (benefit) provision for income taxes	(35,767)	(12,809)	(11,401)	27,067	(32,910)
(Benefit) provision for income taxes	(1,747)	1,778	1,079	—	1,110

Net loss	$(34,020)	$(14,587)	$(12,480)	$27,067	$(34,020)

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$1,027,359	$296,245	$—	$1,323,604
Costs and expenses:
Commissions, fees and other incentives	—	507,061	121,036	—	628,097
Operating, administrative and other	3,375	396,027	152,126	—	551,528
Depreciation and amortization	—	26,604	16,595	—	43,199
Equity (income) losses from unconsolidated subsidiaries	(995)	(5,615)	105	—	(6,505)

Operating (loss) income	(2,380)	103,282	6,383	—	107,285
Interest income	32,969	1,389	876	(32,680)	2,554
Interest expense	37,980	29,151	7,249	(32,680)	41,700
Equity income (losses) from consolidated subsidiaries	39,157	(5,300)	—	(33,857)	—

Income before (benefit) provision for income taxes	31,766	70,220	10	(33,857)	68,139
(Benefit) provision for income taxes	(1,622)	31,063	5,310	—	34,751

Net income (loss)	$33,388	$39,157	$(5,300)	$(33,857)	$33,388

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002
(Dollars in thousands)
(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$509	$(7,905)	$42,090	$30,188	$64,882
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of concessions received	—	—	(10,049)	(4,217)	(14,266)
Proceeds from sale of properties, businesses and servicing rights	—	—	2,515	3,863	6,378
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(11,588)	(35)	(3,188)	(14,811)
Other investing activities, net	—	44	196	(1,671)	(1,431)

Net cash used in investing activities	—	(11,544)	(7,373)	(5,213)	(24,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	238,000	—	—	238,000
Repayment of revolver and swingline credit facility	—	(238,000)	—	—	(238,000)
Repayment of senior notes and other loans, net	—	(189)	(3,116)	(4,900)	(8,205)
Repayment of senior secured term loans	—	(9,351)	—	—	(9,351)
Decrease (increase) in intercompany receivables, net	—	28,284	462	(28,746)	—
Other financing activities, net	(385)	(172)	(94)	369	(282)

Net cash (used in) provided by financing activities	(385)	18,572	(2,748)	(33,277)	(17,838)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124	(877)	31,969	(8,302)	22,914
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of currency exchange rate changes on cash	—	—	—	(663)	(663)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$127	$54	$74,173	$5,347	$79,701

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$8,509	$38,751	$1,635	$3,752	$52,647
Income taxes, net of refunds	$19,142	$—	$—	$—	$19,142

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
(Dollars in thousands)
(Company)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$310	$5,947	$56,478	$28,599	$—	$91,334
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(4,246)	(2,255)	—	(6,501)
Proceeds from sale of properties, businesses and servicing rights	—	—	1,996	112	—	2,108
Purchase of investments	—	—	(250)	(831)	—	(1,081)
Investment in property held for sale	—	—	—	(40,174)	—	(40,174)
Contribution to CBRE	(154,881)	—	—	—	154,881	—
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(212,369)	(1,850)	(483)	—	(214,702)
Other investing activities, net	—	(1)	(1,700)	658	—	(1,043)

Net cash used in investing activities	(154,881)	(212,370)	(6,050)	(42,973)	154,881	(261,393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	113,750	—	—	—	113,750
Repayment of revolver and swingline credit facility	—	(113,750)	—	—	—	(113,750)
Proceeds from senior secured term loans	—	235,000	—	—	—	235,000
Repayment of senior secured term loans	—	(4,675)	—	—	—	(4,675)
Proceeds from non recourse debt related to property held for sale	—	—	—	37,179	—	37,179
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—	—	—	(175,000)
Proceeds from 11 1/4% senior subordinated notes	—	225,629	—	—	—	225,629
Proceeds from 16% senior notes	65,000	—	—	—	—	65,000
Repayment of revolving credit facility	—	(235,000)	—	—	—	(235,000)
Repayment of senior notes and other loans, net	—	—	(1,185)	(3)	—	(1,188)
Payment of deferred financing fees	(2,582)	(19,168)	—	—	—	(21,750)
Proceeds from issuance of stock	92,156	154,881	—	—	(154,881)	92,156
Decrease (increase) in intercompany receivables, net	—	30,263	(6,981)	(23,282)	—	—
Other financing activities, net	—	(5,535)	(103)	2,118	—	(3,520)

Net cash provided by (used in) financing activities	154,574	206,395	(8,269)	16,012	(154,881)	213,831

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(28)	42,159	1,638	—	43,772
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	—	959	45	12,658	—	13,662
Effect of currency exchange rate changes on cash	—	—	—	16	—	16

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3	$931	$42,204	$14,312	$—	$57,450

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$2,600	$22,562	$874	$90	$—	$26,126
Income taxes, net of refunds	$5,061	$—	$—	$—	$—	$5,061

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH JULY 20, 2001
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS USED IN OPERATING ACTIVITIES	$(37,633)	$(53,363)	$(29,234)	$(120,230)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	(11,309)	(3,505)	(14,814)
Proceeds from sale of properties, businesses and servicing rights	—	9,105	439	9,544
Purchases of investments	—	(2,500)	(702)	(3,202)
Investment in property held for sale	—	—	(2,282)	(2,282)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(31)	(1,893)	(1,924)
Other investing activities, net	251	(524)	812	539

Net cash provided by (used in) investing activities	251	(5,259)	(7,131)	(12,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	195,000	—	—	195,000
Repayment of revolving credit facility	(70,000)	—	—	(70,000)
(Repayment of) proceeds from senior notes and other loans, net	(2,490)	(1,656)	4,592	446
Payment of deferred financing fees	(8)	—	—	(8)
(Increase) decrease in intercompany receivables, net	(85,712)	52,846	32,866	—
Other financing activities, net	1,489	(81)	(616)	792

Net cash provided by financing activities	38,279	51,109	36,842	126,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	897	(7,513)	477	(6,139)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	62	7,558	13,234	20,854
Effect of currency exchange rate changes on cash	—	—	(1,053)	(1,053)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$959	$45	$12,658	$13,662

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$17,194	$1,165	$98	$18,457
Income taxes, net of refunds	$19,083	$—	$—	$19,083

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000
(Dollars in thousands)
(Predecessor)

	CBRE	Guarantor Subsidiaries	Nonguarant or Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(30,270)	$106,234	$4,895	$80,859
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	(14,575)	(9,093)	(23,668)
Proceeds from sale of properties, businesses and servicing rights	—	16,926	569	17,495
Purchases of investments	—	(20,316)	(3,097)	(23,413)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(4,959)	(1,602)	(6,561)
Other investing activities, net	(177)	6,336	(2,481)	3,678

Net cash used in investing activities	(177)	(16,588)	(15,704)	(32,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	179,000	—	—	179,000
Repayment of revolving credit facility	(229,000)	—	—	(229,000)
Decrease (increase) in intercompany receivables, net	81,779	(82,424)	645	—
Other financing activities, net	(2,134)	(5,951)	4,562	(3,523)

Net cash provided by (used in) financing activities	29,645	(88,375)	5,207	(53,523)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(802)	1,271	(5,602)	(5,133)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	864	6,287	20,693	27,844
Effect of currency exchange rate changes on cash	—	—	(1,857)	(1,857)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$62	$7,558	$13,234	$20,854

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$35,464	$2,606	$282	$38,352
Income taxes, net of refunds	$27,607	$—	$—	$27,607

21.  Industry Segments

        In the third quarter of 2001, subsequent to the 2001 Merger transaction, the Company reorganized its business segments as part of its efforts to reduce costs and streamline its operations. The Company reports its operations through three geographically organized segments: (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific. The Americas consists of operations located in the US, Canada, Mexico, Central and South America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Americas results for the period from February 20, 2001 (inception) through December 31, 2001 include merger-related and other nonrecurring charges of $5.4 million. The Americas results for the period from January 1, 2001 through July 20, 2001 include $21.5 million in merger-related and other nonrecurring charges as well as a nonrecurring sale of mortgage fund contracts of $5.6 million. The Americas 2000 results include a nonrecurring sale of certain non-strategic assets of $4.7 million. The following table summarizes the revenue and operating income (loss) by operating segment (dollars in thousands):

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
Revenue
Americas	$896,064	$440,349	$488,450	$1,074,080
EMEA	182,222	83,012	78,294	164,539
Asia Pacific	91,991	39,467	41,190	84,985

	$1,170,277	$562,828	$607,934	$1,323,604

Operating income (loss)
Americas	$81,341	$49,110	$(8,336)	$98,051
EMEA	17,287	11,463	(2,169)	9,339
Asia Pacific	7,434	2,159	(3,669)	(105)

	106,062	62,732	(14,174)	107,285
Interest income	3,272	2,427	1,567	2,554
Interest expense	60,501	29,717	20,303	41,700

Income (loss) before provision for income taxes	$48,833	$35,442	$(32,910)	$68,139

Depreciation and amortization
Americas	$16,958	$9,221	$18,231	$28,600
EMEA	4,579	1,763	4,729	9,837
Asia Pacific	3,077	1,214	2,696	4,762

	$24,614	$12,198	$25,656	$43,199

Capital expenditures, net of concessions received
Americas	$10,999	$4,692	$12,237	$16,158
EMEA	2,018	694	1,557	3,829
Asia Pacific	1,249	1,115	1,020	3,681

	$14,266	$6,501	$14,814	$23,668

Equity (income) losses from unconsolidated subsidiaries
Americas	$(8,425)	$(1,343)	$(2,465)	$(5,553)
EMEA	(82)	(22)	20	(3)
Asia Pacific	(819)	(189)	(429)	(949)

	$(9,326)	$(1,554)	$(2,874)	$(6,505)

	December 31
	2002	2001
	(dollars in thousands)
Identifiable assets
Americas	$868,990	$941,732
EMEA	198,027	171,621
Asia Pacific	123,059	97,552
Corporate	134,800	143,607

	$1,324,876	$1,354,512

        Identifiable assets by industry segment are those assets used in the Company's operations in each segment. Corporate identifiable assets are primarily cash and cash equivalents and net deferred tax assets.

	December 31
	2002	2001
	(dollars in thousands)
Investments in and advances to unconsolidated subsidiaries
Americas	$44,294	$37,585
EMEA	1,058	751
Asia Pacific	4,856	4,199

	$50,208	$42,535

Geographic Information:

	Company	Company	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Twelve Months Ended December 31, 2002	February 20, 2001 (inception) through December 31, 2001	Period from January 1, 2001 through July 20, 2001	Twelve Months Ended December 31, 2000
	(dollars in thousands)
Revenue
United States	$849,563	$416,445	$465,281	$1,027,359
All other countries	320,714	146,383	142,653	296,245

	$1,170,277	$562,828	$607,934	$1,323,604

	December 31
	2002	2001
	(dollars in thousands)
Long-lived assets
United States	$51,419	$51,314
All other countries	15,215	17,137

	$66,634	$68,451

        The long-lived assets shown in the table above include property and equipment.

22.  Related Party Transactions

        Included in other current and long-term assets in the accompanying consolidated balance sheets are employee loans of $5.9 million and $1.6 million as of December 31, 2002 and 2001, respectively. The majority of these loans represent prepaid retention and recruitment awards issued to employees at varying principal amounts, bear interest at rates up to 10.0% per annum and mature on various dates through 2007. These loans and related interest are typically forgiven over time, assuming that the relevant employee is still employed by, and is in good standing with, the Company. As of December 31, 2002, the outstanding employee loan balances included a $0.3 million loan to Raymond Wirta, the Company's Chief Executive Officer, and a $0.2 million loan to Brett White, the Company's President. These non-interest bearing loans to Mr. Wirta and Mr. White were issued during 2002 and are due and payable on December 31, 2003.

        The accompanying consolidated balance sheets also include $4.8 million and $5.9 million of notes receivable from sale of stock as of December 31, 2002 and 2001, respectively. These notes are primarily composed of full-recourse loans to employees, officers and certain shareholders of the Company, which are secured by the Company's common stock that is owned by the borrowers. These full-recourse loans are at varying principal amounts, require quarterly interest payments, bear interest at rates up to 10.0% per annum and mature on various dates through 2010.

        Pursuant to the Company's 1996 Equity Incentive Plan (EIP), Mr. Wirta purchased 30,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share that was paid for by delivery of a full recourse promissory note bearing interest at 7.40%. As part of the 2001 Merger, the 30,000 shares of CBRE common stock were exchanged for 30,000 shares of Class B common stock of the Company. These shares of Class B common stock were substituted for the CBRE shares as security for the promissory note. All interest charged on the outstanding promissory note balance for any year is forgiven if Mr. Wirta's performance warrants a high enough level of bonus (approximately $7,500 of interest is forgiven for each $10,000 of bonus). As a result of bonuses paid in 2001 and in 2002, all interest on Mr. Wirta's promissory note for 2000 and 2001 was forgiven. As of December 31, 2002 and 2001, Mr. Wirta had an outstanding loan balance of $385,950, which is included in notes receivable from sale of common stock in the accompanying consolidated balance sheets.

        Pursuant to the Company's 1996 EIP, Mr. White purchased 25,000 shares of CBRE common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by delivery of full recourse promissory notes bearing interest at 7.40%. As part of the 2001 Merger, Mr. White's shares of CBRE common stock were exchanged for a like amount of shares of Class B common stock of the Company. These shares of Class B common stock were substituted for the CBRE shares as security for the notes. A First Amendment to Mr. White's 1998 promissory note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of the Company or its subsidiaries on November 16, 2002 and the fair market value of a share of the Company's common stock was less than $38.50 on November 16, 2002. Mr. White's 1998 promissory note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $38.50 to $16.00. During 2002, the 25,000 shares held as security for the Second Amended Promissory Note were tendered as full payment for the remaining balance of $400,000 on the 1998 promissory note. All interest charged on the outstanding promissory note balances for any year is forgiven if Mr. White's performance warrants a high enough level of bonus (approximately $7,500 of interest is forgiven for each $10,000 of bonus). As a result of bonuses paid in 2001 and in 2002, all interest on Mr. White's promissory notes for 2000 and 2001 was forgiven. As of December 31, 2002 and 2001, respectively, Mr. White had outstanding loan balances of $257,300 and $657,300, which are included in notes receivable from sale of common stock in the accompanying consolidated balance sheets.

        As of December 31, 2002 and 2001, Mr. White had an outstanding loan of $164,832, which is included in notes receivable from sale of common stock in the accompanying consolidated balance sheets. This outstanding loan relates to the acquisition of 12,500 shares of CBRE's common stock prior to the 2001 Merger. Subsequent to the 2001 Merger, these shares were converted into shares in the Company's common stock and the related loan amount was carried forward. This loan bears interest at 6.0% and is payable at the earlier of: (i) October 14, 2003, (ii) the date of the sale of shares held by the Company pursuant to the related security agreement or (iii) the date of the termination of Mr. White's employment.

        At the time of the 2001 Merger, Mr. Wirta delivered to the Company an $80,000 promissory note, which bore interest at 10% per year, as payment for the purchase of 5,000 shares of the Company's Class B common stock. Mr. Wirta repaid this promissory note in full in April of 2002. Additionally, Mr. Wirta and Mr. White delivered full-recourse notes in the amounts of $512,504 and $209,734, respectively, as payment for a portion of the shares purchased in connection with the 2001 Merger. During 2002, Mr. Wirta paid down his loan amount by $40,004 and Mr. White paid off his note in its entirety. As of December 31, 2002, Mr. Wirta has an outstanding loan of $472,500, which is included in notes receivable from sale of common stock in the accompanying consolidated balance sheet.

        In the event that the Company's common stock is not freely tradable on a national securities exchange or an over-the-counter market by June 2004, the Company has agreed to loan Mr. Wirta up to $3.0 million on a full-recourse basis to enable him to exercise an existing option to acquire shares held by The Koll Holding Company, if Mr. Wirta is employed by the Company at the time of exercise, was terminated without cause or resigned for good reason. This loan will become repayable upon the earliest to occur of: (1) 90 days following termination of his employment, other than by the Company without cause or by him for good reason, (2) seven months following the date the Company's common stock becomes freely tradable as described above or (3) the receipt of proceeds from the sale of the pledged shares. This loan will bear interest at the prime rate in effect on the date of the loan, compounded annually, and will be repayable to the extent of any net proceeds received by Mr. Wirta upon the sale of any shares of the Company's common stock. Mr. Wirta will pledge the shares received upon exercise of the option as security for the loan.

23.  Subsequent Event

        On February 17, 2003, the Company, CBRE, Apple Acquisition Corp. (the Merger Sub) and Insignia Financial Group, Inc. (Insignia) entered into an Agreement and Plan of Merger (the Insignia Acquisition Agreement). Pursuant to the terms and subject to the conditions of the Insignia Acquisition

Agreement, the Merger Sub will merge with and into Insignia, the separate existence of the Merger Sub will cease and Insignia will continue its existence as a wholly owned subsidiary of CBRE (the Insignia Acquisition).

        When the Insignia Acquisition becomes effective, each outstanding share of common stock of Insignia (other than the cancelled shares, dissenting shares and shares held by wholly owned subsidiaries of Insignia) will be converted into the right to receive $11.00 in cash, without interest, from the Merger Sub, subject to adjustments as provided in the Insignia Acquisition. At the same time, each outstanding share of common stock of the Merger Sub will be converted into one share of common stock of the surviving entity in the Insignia Acquisition.

        As of February 17, 2003, the transaction was valued at approximately $415.0 million, including the repayment of net debt and the redemption of preferred stock. In addition to Insignia shareholder approval, the transaction, which is expected to close in June 2003, is subject to the receipt of financing and regulatory approvals. The sale by Insignia on March 14, 2003 of its residential real estate services subsidiaries, Insignia Douglas Elliman LLC and Insignia Residential Group, Inc., to Montauk Battery Realty, LLC and Insignia's receipt of the cash proceeds from such sale will not affect the consideration to be paid in the Insignia Acquisition.

CBRE HOLDING, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

        The following table sets forth the Company's unaudited quarterly results of operations. The unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Company	Company	Company	Company
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.
	Three Months Ended December 31, 2002	Three Months Ended September 30, 2002	Three Months Ended June 30, 2002	Three Months Ended March 31, 2002
	(Dollars in thousands, except share data)
Revenue	$376,466	$284,928	$284,893	$223,990
Operating income	$52,168	$21,162	$29,263	$3,469
Net income (loss)	$15,097	$1,881	$7,289	$(5,540)
Basic EPS (1)	$1.01	$0.13	$0.48	$(0.37)
Weighted average shares outstanding for basic EPS (1)	15,000,576	15,016,044	15,034,616	15,050,633
Diluted EPS (1)	$0.99	$0.12	$0.48	$(0.37)
Weighted average shares outstanding for diluted EPS (1)	15,238,038	15,225,788	15,217,186	15,050,633

(1)
EPS is defined as earnings (loss) per share

	Company	Company	Company	Company	Predecessor	Predecessor	Predecessor
	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CBRE Holding, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.	CB Richard Ellis Services, Inc.
	Three Months Ended December 31, 2001	Three Months Ended September 30, 2001	Three Months Ended June 30, 2001	February 20, 2001 (inception) through March 31, 2001	Period from July 1, 2001 through July 20, 2001	Three Months Ended June 30, 2001	Three Months Ended March 31, 2001
	(Dollars in thousands, except share data)
Revenue	$337,262	$225,566	—	$—	$50,587	$284,849	$272,498
Merger-related and other nonrecurring charges	$3,166	$3,276	—	$—	$16,519	$5,608	$—
Operating income (loss)	$46,949	$15,783	—	$—	$(19,954)	$3,455	$2,325
Net income (loss)	$16,178	$1,978	$(730)	$—	$(29,653)	$(1,521)	$(2,846)
Basic EPS (1)	$1.09	$0.17	$(11.45)	$—	$(1.40)	$(0.07)	$(0.13)
Weighted average shares outstanding for basic EPS (1)	14,781,088	11,865,459	63,801	10	21,194,674	21,328,247	21,309,550
Diluted EPS (1)	$1.09	$0.17	$(11.45)	$—	$(1.40)	$(0.07)	$(0.13)
Weighted average shares outstanding for diluted EPS (1)	14,905,538	11,865,459	63,801	10	21,194,674	21,328,247	21,309,550

(1)
EPS is defined as earnings (loss) per share

CBRE HOLDING, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Company
	CBRE Holding, Inc.
	Allowance for Bad Debts	Legal Reserve	Lease Reserves	Other Reserves
Balance, February 20, 2001	$—	$—	$—	$—
Acquired due to the 2001 Merger with CB Richard
Ellis Services, Inc	12,074	2,943	11,111	894
Purchase accounting adjustments	—	2,000	8,823	—
Charges to expense	1,317	1,086	—	311
Write-offs, payments and other	(1,643)	(506)	(178)	(201)

Balance, December 31, 2001	11,748	5,523	19,756	1,004
Purchase accounting adjustments	—	(1,093)	5,014	—
Charges to expense	3,415	1,236	—	2,998
Write-offs, payments and other	(4,271)	(2,100)	406	(782)

Balance, December 31, 2002	$10,892	$3,566	$25,176	$3,220

	Predecessor
	CB Richard Ellis Services, Inc.
	Allowance for Bad Debts	Legal Reserve	Lease Reserves	Other Reserves
Balance, December 31, 1999	$15,560	$8,263	$13,994	$573
Charges to expense	3,061	2,015	24	25
Write-offs, payments and other	(5,990)	(5,139)	(1,988)	129

Balance, December 31, 2000	12,631	5,139	12,030	727
Charges to expense	3,387	69	—	416
Write-offs, payments and other	(3,944)	(2,265)	(919)	(249)

Balance, July 20, 2001	$12,074	$2,943	$11,111	$894

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following is a description of the positions with the Company presently held by and the business experience for the past five years for each Director and Executive Officer of the Company.

        Richard C. Blum, age 67.    Mr. Blum has been the Chairman of the Board of Directors of CBRE Holding since September 2001 and a director of CBRE Holding since July 2001. He has been the Chairman of the Board of Directors of CB Richard Ellis Services since September 2001 and a director of CB Richard Ellis Services since 1993. He is the Chairman and President of Blum Capital Partners, L.P., a merchant banking firm he founded in 1975. Mr. Blum is a member of the Boards of Directors of Northwest Airlines Corporation; Glenborough Realty; URS Corporation and Playtex Products, Inc. Mr. Blum also serves as Vice Chairman of URS Corporation. Mr. Blum holds a B.A. from the University of California, Berkeley, a graduate degree from the University of Vienna and an M.B.A. from the University of California, Berkeley.

        Jeffrey A. Cozad, age 37.    Mr. Cozad has been a director of CBRE Holding and CB Richard Ellis Services since September 2001. Mr. Cozad has been a Partner of Blum Capital Partners, L.P. since 2000. Prior to joining Blum Capital Partners, Mr. Cozad was a Managing Director of Security Capital Group Incorporated, a global real estate research, investment and operating management company. Mr. Cozad holds a B.A. from DePauw University and an M.B.A. from the University of Chicago Graduate School of Business.

        Cathy A. Delcoco, age 45.    Ms. Delcoco joined CB Richard Ellis in February, 1989. During her thirteen year tenure, Ms. Delcoco has risen from Associate to Executive Vice President in CB Richard Ellis' Corporate Services Group. She has been a director of CBRE Holding and CB Richard Ellis Services since September 2001. Ms. Delcoco also serves on the Board of Directors of United Way Capital Area. Ms. Delcoco holds a bachelor's degree from the University of Maryland.

        Bradford M. Freeman, age 61.    Mr. Freeman has been a director of CBRE Holding since July 2001. He has been a director of CB Richard Ellis Services since August 1997. Mr. Freeman was a Director of Koll Real Estate Services and Koll Management Services, Inc. from November 1994 to August 1997. Mr. Freeman is a founding partner of Freeman Spogli & Co. Incorporated, a private investment company, and its affiliated investment partnerships or companies, founded in 1983. Mr. Freeman is also a member of the Boards of Directors of Edison International and RDO Equipment Company, an agricultural and industrial equipment distributor. Mr. Freeman holds a B.A. from Stanford University and an M.B.A. from Harvard Business School.

        Frederic V. Malek, age 66.    Mr. Malek has been a director of CBRE Holding and CB Richard Ellis Services since September 2001. He previously served as a director of CB Richard Ellis Services from 1989 to July 2001 and served as Co-Chairman of the Board of Directors of CB Richard Ellis Services from April 1989 to November 1996. He has served as Chairman of Thayer Capital Partners, a merchant banking firm he founded, since 1993. He was President of Marriott Hotels and Resorts from 1981 through 1988 and was Executive Vice President of Marriott Corp. from 1978 through 1988. He was Senior Advisor to the Carlyle Group, L.P., a merchant banking firm, from November 1988 through December 1991. From September 1989 through June 1990, he was President of Northwest Airlines Corporation and from June 1990 through December 1991, he served as Vice Chairman of Northwest Airlines Corporation. From December 1991 through November 1992, Mr. Malek served as Campaign Manager for the 1992 Bush/Quayle presidential campaign. He also serves on the Boards of Directors of American Management Systems, Inc.; Automatic Data Processing Corp.; Fannie Mae; FPL Group, Inc.; Manor Care, Inc.; Northwest Airlines Corporation; UBS Brinson; and Aegis Communications Co., Inc. Mr. Malek holds a B.S. degree from the United States Military Academy at West Point and an M.B.A. from Harvard Business School.

        Claus Moller, age 39.    Mr. Moller has been a director of CBRE Holding since February 2001 and a director of CB Richard Ellis Services since July 2001. Mr. Moller has been a Managing Partner of Blum Capital Partners, L.P. since 1999. Prior to joining Blum Capital, Mr. Moller was a Managing Director at AEA Investors, a New York based private equity investment firm. Prior to joining AEA, Mr. Moller was an investment banking associate at Morgan Stanley in New York. Mr. Moller has a cand. oecon. degree from Aarhus University, Denmark and an M.B.A. from Harvard Business School.

        Brett White, age 43.    Mr. White has been a director of CB Richard Ellis Services since July 2001 and the President and a director of CBRE Holding since September 2001. He was CB Richard Ellis Services' Chairman of the Americas from May 1999 to September 2001 and was President of Brokerage Services from August 1997 to May 1999. Previously, he was Executive Vice President of CB Richard Ellis Services from March 1994 to July 1997 and Managing Officer of CB Richard Ellis Services' Newport Beach, California office from 1992 to March 1994. Mr. White received his B.A. from the University of California, Santa Barbara.

        Gary L. Wilson, age 63.    Mr. Wilson has been a director of CBRE Holding and CB Richard Ellis Services since September 2001. He previously served as a director of CB Richard Ellis Services from 1989 to July 2001. Since April 1997, Mr. Wilson has been Chairman of Northwest Airlines Corporation, for which he served as Co-Chairman from January 1991 to April 1997. From 1985 to January 1990, Mr. Wilson was an Executive Vice President, Chief Financial Officer and Director of The Walt Disney Company and remains a Director of The Walt Disney Company. Mr. Wilson also serves on the Boards of Directors of On Command Corporation and Veritas Holdings GmbH. From 1974 to 1985, he was Executive Vice President and Chief Financial Officer of Marriott Corporation. Mr. Wilson holds a B.A. from Duke University and an M.B.A. from the Wharton Graduate School of Business and Commerce at the University of Pennsylvania.

        Raymond E. Wirta, age 59.    Mr. Wirta has been the Chief Executive Officer of CBRE Holding since July 2001 and a director of CBRE Holding since September 2001. He has been CB Richard Ellis Services' Chief Executive Officer since May 1999 and a director of CB Richard Ellis Services since August 1997. He served as CB Richard Ellis Services' Chief Operating Officer from May 1998 to May 1999. Mr. Wirta holds a B.A. from California State University, Long Beach and an M.B.A. in International Management from Golden Gate University.

Executive Officers who are not Directors:

        Kenneth J. Kay, age 47.    Mr. Kay has been the Chief Financial Officer of CBRE Holding, Inc. since July 2002. He previously served as Vice President and Chief Financial Officer of Dole Food Company, Inc. from December 1999 to June 2002. Mr. Kay served as Executive Vice President and Chief Financial Officer for the Consumer Products Group of Universal Studios, Inc. from December 1997 to December 1999. Mr. Kay is a certified public accountant in the State of California and holds a B.A. and an M.B.A. from the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Company is not aware of any failures by its directors or executive officers to timely file the forms required to be filed by them pursuant to Section 16(a).

Item 11. Executive Compensation

        Summary Compensation Table.    The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and the Company's three other executive officers for the three years ended December 31, 2002:

						Long-Term Compensation
	Annual Compensation
							Securities Underlying Stock Options
Name and Principal Position	Year	Salary	Bonus (1)		Other Annual Compensation (2) (3)	Restricted Stock Awards (3)		All Other Compensation (4)
Raymond E. Wirta Chief Executive Officer	2002 2001 2000	$518,511 518,510 500,000	$	— — 972,000	$27,359 8,092 20,251	— — 30,000	— 176,153 35,000	$	— 489,375 —
Brett White President	2002 2001 2000	450,501 415,883 375,000		— — 714,601	71,897 62,552 49,692	— — 20,000	— 141,782 20,000		— 408,500 —
Kenneth J. Kay (5) Senior Executive Vice President and Chief Financial Officer	2002	207,692		77,295	—	—	—		300,000	(6)
James H. Leonetti (7) Senior Executive Vice President and Chief Financial Officer	2002 2001 2000	147,138 254,458 72,115		— — 82,500	— — —	— — —	— — 25,000		170,000 453,500 —	(8)

(1)
Bonus for each year is paid pursuant to the Annual Management Bonus Plan in the first quarter of the following year, e.g. the bonus shown for 2000 was paid in March of 2001.

(2)
With respect to Other Annual Compensation paid in 2000, the amounts listed include a $12,000 automobile allowance. For Messrs. Wirta and White, such amounts also include interest accrued and forgiven under the promissory notes delivered by them pursuant to the Company's 1996 Equity Incentive Plan (the "EIP").

(3)
Pursuant to the Company's 1996 EIP, Mr. White purchased 25,000 shares of CBRE common stock in 1998 for a purchase price of $38.50 per share and 20,000 shares of CBRE common stock in 2000 for a purchase price of $12.875 per share. These purchases were paid for by the delivery of full recourse promissory notes. A First Amendment to Mr. White's 1998 Promissory Note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of the Company or its subsidiaries on November 16, 2002 and the fair market value of a share of the Company's common stock was less than $38.50 on November 16, 2002. Mr. White's Promissory Note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $38.50 to $16.00. The 25,000 shares held as security for the Second Amended Promissory Note were tendered as full payment for this note. The remaining note delivered by Mr. White bears interest at 7.40%. As part of the 2001 Merger, the 20,000 shares of CBRE common stock purchased by Mr. White were exchanged for 20,000 shares of Class B common stock of the Company, which shares were substituted for CBRE shares as security for the note. Pursuant to the 1996 EIP, Mr. Wirta purchased 30,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 paid for by the delivery of a full recourse promissory note bearing interest at 7.40%. As part of the 2001 Merger, the 30,000 shares of CBRE common stock were exchanged for 30,000 shares of Class B common stock of the Company, which shares were substituted for CBRE shares as security for the note. All interest charged on the outstanding promissory note balances for any year is forgiven if the executive's performance produces a high enough level of bonus (approximately $7,500 of interest is forgiven for each $10,000 of bonus). As a result of bonuses paid in 2001 and 2002, all interest on Mr. White's and Mr. Wirta's promissory notes for 2000 and 2001 was forgiven.

(4)
In connection with the 2001 Merger, the Company awarded cash retention bonuses to Messrs. Wirta, White and Leonetti to provide an incentive and reward for continued service up to and including the 2001 Merger. At the effective time of the 2001 Merger, Messrs. Wirta, White and Leonetti also received for each of their options to purchase shares of CBRE common stock, the greater of (A) the amount by which $16.00 exceeded the exercise price of the option, if any, and (B) $1.00. In connection with the 2001 Merger, Mr. Leonetti received payments pursuant to his employment agreement.

(5)
Mr. Kay Joined the Company effective June 13, 2002.

(6)
Pursuant to Mr. Kay's employment agreement, he received a sign-on bonus of $300,000.

(7)
Mr. Leonetti ceased to be an officer and an employee of the Company on July 19, 2002.

(8)
Pursuant to Mr. Leonetti's leaving the Company, he received a severance payment of $170,000.

        Option Grants Table.    The following table sets forth information concerning stock option grants during the year ended December 31, 2002 to the persons named in the preceding table.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percentage of Total Options Granted to Employees in 2002
	Number of Securities Underlying Option Granted
Name			Exercise Price Per Share	Expiration Date
					5%	10%
Kenneth J. Kay (1)	62,000	50.1%	$16.000	7/20/12	$623,863	$1,580,993

(1)
The options vest 20% per year beginning July 2003.

        Aggregated Options Table.    The following table sets forth information concerning unexercised options held as of December 31, 2002 by the persons named in the table under "Summary Compensation Table." No options were exercised by the named executive officers during fiscal year 2002.

			Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
Name	Shares Acquired on Exercise	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Raymond E. Wirta	—	—	35,231	140,922	—	—
Brett White	—	—	28,356	113,426	—	—
Kenneth J. Kay	—	—	—	62,000	—	—

Incentive Plans

CB Richard Ellis Services' Deferred Compensation Plan.

        CB Richard Ellis Services' deferred compensation plan permits a select group of management employees, as well as other highly compensated employees, to elect, immediately prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the deferred compensation plan. From time to time CB Richard Ellis Services has also granted deferred compensation awards in connection with its incentive programs. The three funds in which deferred compensation amounts may be credited are:

  •
  The Insurance Fund. A participant may elect to have his or her deferred compensation allocated to the Insurance Fund. Within the Insurance Fund, the employee can elect to have gains or losses on deferrals measured by one or more of approximately 30 mutual funds. CB Richard Ellis Services hedges its obligations to the participants under the Insurance Fund by buying a contract of insurance within which it has premiums invested in the mutual funds which participants have elected to measure the value of their deferred compensation. Historically, CB Richard Ellis Services has held the insurance contract in a Rabbi Trust. The participants, as general unsecured creditors of CB Richard Ellis Services, have no interest in or claim to the Rabbi Trust, the insurance contract or the mutual funds within the insurance contract. The insurance contract and the Rabbi Trust are assets of CB Richard Ellis Services and are available to its general creditors, including the deferred compensation plan participants, in the event of the bankruptcy or insolvency of CB Richard Ellis Services. While in the past CB Richard Ellis Services has elected to deposit in the Rabbi Trust the full amount of deferrals into the Insurance Fund, CB Richard Ellis Services is not obligated to do so in the future, and CB Richard Ellis Services anticipates that any future funding will be limited so that it maintains cash equal to the incremental tax it must pay because deferred compensation plan allocations are not deductible for tax purposes.

  •
  The Stock Fund. A participant may elect to have his or her deferrals allocated to CB Richard Ellis Services' stock fund. After the effective date of the 2001 Merger, no new deferrals are allowed in stock fund units.

  •
  The Interest Index Funds. From the deferred compensation plan's inception in 1994 until May 1999, participants could elect to have their deferrals allocated to an Interest Index Fund, which CB Richard Ellis Services refers to as "Interest Index Fund I." All of these allocations were credited with interest at the rate payable by CB Richard Ellis Services under the credit agreement governing the senior secured credit facilities. Effective June 1, 2001 a new Interest Index Fund, which CB Richard Ellis Services refers to as "Interest Index Fund II," was established. All deferrals allocated to Interest Index Fund II are credited with interest at 11 1/4% per year for five years or until distributed if earlier, and after that time at a rate no lower than the rate CB Richard Ellis Services pays under its principal credit agreement. The deferrals to Interest Index Fund II will not be funded with a Rabbi Trust or otherwise. Interest Index Fund II will only accept up to $20 million in deferrals, other than pursuant to the 2000 Company Match Program. A participant may elect to move allocations from the Insurance Fund—but not the Stock Fund or Interest Index Fund I—into Interest Index Fund II. After five years, CB Richard Ellis Services reserves the right to terminate Interest Index Fund II. In the event that Interest Index Fund II is terminated, a participant's account balance in Interest Fund II either will be distributed in cash to the participant or invested in the Insurance Fund. If a participant's account balance in Interest Index Fund II is to be invested in the Insurance Fund, CB Richard Ellis Services will transfer cash equal to the account balance into the Rabbi Trust for the Insurance Fund. The choice between a cash distribution and a new investment in the Insurance Fund is that of the participant, but the choice must be made prior to January 1, 2003. Any participant that did not make a choice prior to January 1, 2003, will be deemed to have elected a cash distribution.

        Distributions.    The deferred compensation plan permits participants to elect in-service distributions, which may not begin less than three years following the election and post-employment distributions. These distributions may be (i) in the form of a lump sum payment on a date selected by the participant or (ii) in a series of quarterly installment payments or annual installment payments in the case of stock fund units. Stock fund units are distributed only in the form of shares of CBRE Holding Class A common stock. Separate distribution elections are permitted with respect to the deferrals for each year. There is limited flexibility to change distribution elections once made. A participant may elect to receive a distribution of his or her vested accounts at any time subject to a charge equal to 7.5% of the amount to be distributed.

CB Richard Ellis Services' Capital Accumulation Plan.

        CB Richard Ellis Services maintains a Capital Accumulation Plan, which is a tax qualified retirement plan that CB Richard Ellis Services generally refers to as the 401(k) plan. Generally, an employee of CB Richard Ellis Services is eligible to participate in the plan if the employee is at least 21 years old. The plan provides for participant contributions as well as discretionary employer contributions. A participant is allowed to contribute to the plan from 1% to 15%, in whole percentages, of his or her compensation, subject to limits imposed by the U.S. Internal Revenue Code. Each year, CB Richard Ellis Services determines an amount of employer contributions, if any, it will contribute to the plan, which CB Richard Ellis Services refers to as "CB Richard Ellis Services' contributions," based on the performance and profitability of CB Richard Ellis Services' consolidated U.S. operations. CB Richard Ellis Services' contributions for a year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant's pre-tax contributions for that year, up to 5% of the participant's compensation.

        In connection with the 2001 Merger, each share of common stock of CB Richard Ellis Services formerly held by the Capital Accumulation Plan and credited to participant accounts was exchanged for $16.00 in cash. Additionally, the plan was amended to eliminate common stock of CB Richard Ellis Services as an investment option within the plan. The cash received for the shares of CB Richard Ellis Services' common stock was available for reinvestment in one or more of the investment alternatives contained within the plan in accordance with the terms of the plan, including CBRE Holding Class A common stock, under a new plan investment alternative. All of CB Richard Ellis Services' active U.S. employees participating in the plan at the time of the 2001 Merger were offered the opportunity to direct the trustee of the 401(k) plan to purchase, for allocation to their account balance, shares of CBRE Holding Class A common stock. Subsequent to the 2001 Merger, participants are no longer entitled to purchase additional shares of CBRE Holding Class A common stock for allocation to their account balance.

        A participant may elect to receive a distribution in a single lump sum payment of his or her Capital Accumulation Plan account balance following termination of the participant's employment with CB Richard Ellis Services. However, if the participant has an account balance in the CBRE Holding Class A common stock fund, the participant may receive all or a portion of his or her balance in that fund either in shares or in cash.

Employment Agreements

        Raymond Wirta and Brett White.    In connection with the 2001 Merger and related transactions, Raymond Wirta and Brett White entered into three-year employment agreements with CB Richard Ellis Services, which became effective on the closing of the 2001 Merger. Following the three-year term, it is expected that the employment agreements will be automatically extended for successive twelve-month periods if notice is not received by either party within 120 days prior to the expiration of the initial term or any renewal term.

        Mr. Wirta became a member of CBRE Holding's board of directors and its Chief Executive Officer following the 2001 Merger and continues to hold identical positions with CB Richard Ellis Services. Pursuant to the employment agreement, he will receive an annual base salary of approximately $519,000 and will be eligible for an annual bonus of up to 200% of his target bonus based upon the achievement of performance goals established by CBRE Holding's Board of Directors. Mr. Wirta's target bonus was $900,000 for both 2001 and 2002.

        Mr. White became a member of CBRE Holding's Board of Directors and its President following the merger and continues to hold identical positions with CB Richard Ellis Services. Pursuant to his employment agreement, he will receive an annual base salary of approximately $395,000 (subject to increase from time to time at the sole discretion of CBRE Holding's Board of Directors) and will be eligible for an annual bonus of up to 200% of his target bonus based upon the achievement of performance goals established by CBRE Holding's Board of Directors. Mr. White's base salary for 2002 as determined by the Board of Directors was approximately $451,000. Mr. White's target bonus was $675,000 for both 2001 and 2002.

        At the time of the 2001 Merger, CBRE Holding granted Mr. Wirta 176,153 options and granted Mr. White 141,782 options, each having the same terms as the options granted to other designated managers at the time of the 2001 Merger. Pursuant to their employment agreements, all unvested options held by Messrs. Wirta and White will automatically vest if there is a change of control of CBRE Holding (as defined in these agreements) prior to termination of that executive's employment with CB Richard Ellis Services.

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

  •
  continued payment of base salary and average annual bonus based on the previous two fiscal years for a period of two years following the termination of employment; and

  •
  continued coverage under CB Richard Ellis Services' medical plans on the same basis as its active executives until the earlier of the second anniversary of the termination of employment or the date the executive becomes eligible for comparable coverage under any future employer's medical plan.

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

        Each employment agreement also contains a customary provision regarding confidentiality, a non-solicitation provision applicable for a period of two years following the executive's termination of employment for any reason and a non-compete provision applicable for a period of two years following the executive's termination of employment with CB Richard Ellis Services without cause or by the executive for good reason.

        Kenneth Kay.    On June 13, 2002, Mr. Kay entered into a two-year employment agreement with CBRE Holding to serve as its Chief Financial Officer.

        Pursuant to his employment agreement, he will receive an annual base salary of approximately $450,000, a sign-on bonus of $300,000 and will be eligible for an annual bonus of up to 66 2/3% of his base salary based upon the achievement of performance goals established by CBRE Holding's Board of Directors. Additionally, Mr. Kay was granted an option to purchase 62,000 shares of CBRE Holding stock at a $16.00 per share exercise price, which will vest 20% per year on the anniversary date of the grant over the next five years.

        If prior to the second anniversary of the agreement CBRE Holding terminates Mr. Kay's employment for any reason, he is entitled to receive a severance payment equal to 100% of one year's base salary. If Mr. Kay voluntarily resigns from his employment within the first 24 months of employment, he will not be eligible to receive this severance payment. In the event that Mr. Kay's employment is terminated as a result of a change of control, he is eligible to receive 150% of one year's base salary as a severance payment in lieu of any other severance payment to which he would otherwise be entitled.

        Mr. Kay's employment agreement also contains a customary provision regarding confidentiality following his termination of employment with CBRE Holding.

Limitation of Liability and Indemnification

        Each of CBRE Holding's and CB Richard Ellis Services' respective restated certificate of incorporation include provisions that eliminate the personal liability of their directors for monetary damages for breach of fiduciary duty as a director, except to the extent such limitation is not permitted under the Delaware General Corporation Law.

        CBRE Holding's and CB Richard Ellis Services' respective restated certificates of incorporation and bylaws further provide for the indemnification of their directors and officers to the fullest extent permitted by Section 145 of the Delaware General Corporation Law, including circumstances in which indemnification is otherwise discretionary. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to their directors, officers and controlling persons under the foregoing provisions or otherwise, they have been advised that in the opinion of the SEC this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In addition, CB Richard Ellis Services maintains and CBRE Holding may in the future obtain directors' and officers' liability insurance.

Compensation Committee Interlocks and Insider Participation

        The members of the compensation committee are Claus Moller, Frederic Malek and Bradford Freeman. None of the executive officers of CBRE Holding serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on CBRE Holding's Board of Directors or compensation committee.

Director Compensation

        CBRE Holding reimburses its non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. CBRE Holding does not pay fees to directors for attendance at meetings or for their services as members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The table below sets forth information regarding the beneficial ownership of the shares of CBRE Holding Class A common stock and CBRE Holding Class B common stock as of February 28, 2003. The table sets forth the number of shares beneficially owned, and the percentage ownership, for:

  •
  each person that beneficially owns 5% or more of CBRE Holding's Class A common stock or CBRE Holding's Class B common stock;

  •
  each of CBRE Holding's directors;

  •
  the named executive officers listed on the table under "Executive Compensation—Summary Compensation Table"; and

  •
  all of the directors and executive officers of CBRE Holding as a group.

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

        Beneficial ownership is determined in accordance with the rules which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that were exercisable as of February 28, 2003 or will become exercisable within 60 days after such date are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Number of Shares Beneficially Owned			Percentage of Shares Beneficially Owned
Name of Beneficial Owner	Class A Common Stock	Class B Common Stock	Both Classes of Common Stock	Class A Common Stock	Class B Common Stock	Both Classes of Common Stock
5% Stockholders:
Blum Strategic Partners, L.P.
Blum Strategic Partners II, L.P.
Blum Strategic Partners, II GmbH & Co. KG (1) (2)	—	8,100,925	8,100,925	—%	64.2%	56.5%
FS Equity Partners III, L.P
FS Equity Partners International, L.P. (1) (3)	—	3,402,463	3,402,463	—	27.0	23.7
Donald Koll (1) (4)	—	656,052	656,052	—	5.2	4.6
Credit Suisse First Boston (5)	495,707	—	495,707	28.7	—	3.5
Calfornia Public Employees' Retirement System (CalPERS)	625,000	—	625,000	36.2	—	4.4
Directors and Named Executive Officers:
Richard Blum (1) (2)	—	8,100,925	8,100,925	—	64.2	56.5
Jeffrey Cozad (1) (2)	—	8,100,925	8,100,925	—	64.2	56.5
Catherine Delcoco	—	—	—	—	—	—
Bradford Freeman (1) (3)	—	3,402,463	3,402,463	—	27.0	23.7
Kenneth Kay	—	—	—	—	—	—
Frederic Malek (1) (6)	—	397,873	397,873	—	3.1	2.8
Claus Moller (1) (2)	—	8,100,925	8,100,925	—	64.2	56.5
Brett White (7) (9)	54,919	7,500	62,419	3.2	*	*
Gary Wilson	—	—	—	—	—	—
Raymond Wirta (1) (8) (9)	99,294	556,590	655,884	5.8	4.4	4.6
All directors and executive oficers as a group (includes 10 persons)	154,213	12,465,351	12,619,564	9.0	98.7	87.9

*
less than 1%

(1)
As a result of the securityholders' agreement to which these parties or their respective affiliates are a party, these parties, together with the other holders of CBRE Holding Class B common stock, may be deemed to constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934. Accordingly, each of the members of this group may be deemed to beneficially own 12,624,813 shares of CBRE Holding Class B common stock, which represents 100% of the CBRE Holding Class B common stock and approximately 88.1% of all outstanding shares of CBRE Holding common stock.

(2)
Consists of 5,223,418 shares of CBRE Holding Class B common stock owned by Blum Strategic Partners, L.P., 2,819,376 shares of CBRE Holding Class B common stock owned by Blum Strategic Partners II, L.P. and 58,131 shares of CBRE Holding Class B common stock owned by Blum Strategic Partners II GmbH & Co. KG. The sole general partner of Blum Strategic Partners, L.P. is Blum Strategic GP, L.L.C., and the sole general partner of Blum Strategic Partners II, L.P. and the managing limited partner of Blum Strategic Partners II GmbH & Co. KG is Blum Strategic GP II, L.L.C. Richard Blum and Claus Moller, each of whom is a director of CBRE Holding, Inc., are managing members of Blum Strategic GP, L.L.C. and Blum Strategic GP II, L.L.C. Jeffrey Cozad, who is a director of CBRE Holding, Inc., is a member of Blum Strategic GP, L.L.C. and Blum Strategic GP II, L.L.C. Except as to any pecuniary interest, each of Messrs. Blum, Moller and Cozad disclaims beneficial interest of all of these shares. The business address of Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, Blum Strategic GP, L.L.C., Blum Strategic GP II, L.L.C., Richard Blum, Jeffrey Cozad and Claus Moller is 909 Montgomery Street, Suite 400, San Francisco, California 94133. Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P. and Blum Strategic Partners II GmbH & Co. KG have sole dispositive power over 8,100,925 of the indicated shares. As a result of the securityholders' agreement, Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P. and Blum Strategic Partners II GmbH & Co. KG have shared voting power over 8,100,925 of the indicated shares.

(3)
Includes 3,278,447 shares of CBRE Holding Class B common stock held by FS Equity Partners III, L.P. (FSEP III) and 124,016 shares of CBRE Holding Class B common stock to be held by FS Equity Partners International, L.P (FSEP International). As general partner of FS Capital Partners, L.P., which is the general partner of FSEP III, FS Holdings, Inc. has the power to vote and dispose of the shares owned by FSEP III. As general partner of FS & Co. International, L.P., which is the general partner of FSEP International, FS International Holdings Limited has the power to vote and dispose of the shares owned by FSEP International. Bradford Freeman, who is a director of CBRE Holding, Inc., Ronald Spogli, Frederick Simmons, William Wardlaw, John Roth and Charles Rullman, Jr. are the directors, officers and shareholders of FS Holdings, Inc. and FS International Holdings Limited, and may be deemed to be the beneficial owners of the shares of CBRE Holding Class B common stock and rights to acquire common stock owned by FSEP III and FSEP International. The business address of FSEP III, FS Capital Partners, L.P. and FS Holdings, Inc. and their directors, officers and beneficial owners is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FSEP International, FS&Co. International L.P. and FS International Holdings Limited is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies. As a result of the securityholders' agreement, FS Equity Partners III, L.P. and FS.Equity Partners International, L.P. have shared voting power and shared dispositive power over 3,402,463 of the indicated shares.

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

(5)
Credit Suisse First Boston (CSFB) reports beneficial ownership on behalf of itself and its affiliates to the extent that they constitute part of the CSFB business unit. The CSFB business unit is engaged in worldwide corporate and investment banking, trading, including equity, fixed income and foreign exchange, and private equity investment and derivatives businesses. CSFB and its affiliates engage in other separately managed activities, most of which constitute the independently operated Credit Suisse Asset Management business unit. The Credit Suisse Asset Management business unit provides asset management and investment advisory services to institutional investors worldwide. The indicated shares are held by one or more indirect subsidiaries of the CSFB business unit. The business address of CSFB and the CSFB business unit is 11 Madison Avenue, New York, New York 10010.

The ultimate parent company of CSFB is Credit Suisse Group (CSG), which is a corporation formed under the laws of Switzerland. The principal business of CSG is acting as a holding company for a global financial services group with five distinct specialized business units that are independently operated. In addition to the two business units referred to above, CSG and its consolidated subsidiaries, other than CSFB and its subsidiaries, are comprised of (i) the Credit Suisse Private Bank business unit that engages in the global private banking business, (ii) the Credit Suisse business unit that engages in the Swiss domestic banking business and (iii) the Winterthur business unit that engages in the global insurance business. CSG's business address is Paradeplatz 8, Postfach 1, CH-8070, Zurich, Switzerland.

CSG, for purposes of federal securities laws, may be deemed ultimately to control the Credit Suisse Private Bank business unit, and the CSFB business unit. CSG, its executive officers and directors, and its direct and indirect subsidiaries, including all of the business units except the CSFB business unit, may beneficially own securities issued by CBRE Holding or related derivative securities, and any such securities are not publicly reported by CSG. Due to the separate management and independent operation of its business units, CSG disclaims beneficial ownership of any such securities beneficially owned by its direct and indirect subsidiaries, including the CSFB business unit. The CSFB business unit disclaims beneficial ownership of any such securities beneficially owned by CSG and any of CSG's and CSFB's other business units.
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

(7)
As a result of the securityholders' agreement, Mr. White has shared voting power and shared dispositive power over 34,063 of the indicated shares.

(8)
Includes 521,590 shares owned by The Koll Holding Company that Mr. Wirta has the right to acquire under an option granted by The Koll Holding Company to Mr. Wirta. As a result of the securityholders' agreement, Mr. Wirta has shared voting power and shared dispositive power over 620,653 of the indicated shares.

(9)
Represents the number of shares of common stock which the named individual beneficially owns as well as those which the individual has options to acquire that are exercisable on or before April 30, 2003. The respective numbers shown in the table include the following number of option shares for the following individuals: Mr. White—28,356 and Mr. Wirta—35,231.

        The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under plans [excluding securities listed in column (I)]
Equity compensation plans approved by shareholders	1,707,076	$18.10	5,048,401
Equity compensation plans not approved by shareholders	—	—	—

Total	1,707,076	$18.10	5,048,401

Item 13. Certain Relationships and Related Transactions

        Since January 1, 2002, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which CB Richard Ellis Services or CBRE Holding both prior to and as of the 2001 Merger was, or is, or will be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than as described below as well as in the compensation arrangements described in Item 11.

Securityholders' Agreement

        In connection with the closing of the 2001 Merger, the members of the buying group, together with CalPERS, DLJ Investment Funding, Inc. and CSFB, entered into a securityholders' agreement. This agreement defines various rights of the parties to the agreement related to their ownership and governance of CBRE Holding, including voting of the shares of CBRE Holding common stock, a right of first offer for potential sales of some of their shares, co-sale and required sale rights applicable in connection with transactions involving CBRE Holding shares, and participation rights regarding future issuances of CBRE Holding's shares of common stock and registration rights.

        Each of the members of the buying group agreed to vote all of the shares of CBRE Holding's Class B common stock it or he beneficially owns to elect to CBRE Holding's board of directors, individuals designated by various members of the buying group. A majority of the directors of CBRE Holding generally may be designated by Blum Strategic Partners at any time. Pursuant to the securityholders' agreement, the board of directors of CB Richard Ellis Services will be comprised of the same members as CBRE Holding's board of directors. Accordingly, CBRE Holding's and CB Richard Ellis Services' board of directors generally is controlled by Blum Strategic Partners after the 2001 Merger. In addition, FS Equity Partners III, L.P. and FS Equity Partners International L.P., together, generally may designate one of CBRE Holding's directors and Raymond Wirta and Brett White also are each designated as a director. The securityholders' agreement also provides that CBRE Holding is prohibited from taking certain actions without the consent of the director nominated by FS Equity Partners III, L.P. and FS Equity Partners International, L.P., including incurring certain indebtedness, consummating certain acquisitions or dispositions or issuing stock or options to its employees, subject to certain exceptions.

        Subject to exceptions, each of the members of the buying group agreed to vote the shares of CBRE Holding common stock it or he beneficially owns on matters to be decided by CBRE Holding stockholders in the same manner as Blum Strategic Partners votes the shares of CBRE Holding Class B common stock that it beneficially owns. As a result, on most matters to be decided by CBRE Holding stockholders, Blum Strategic Partners is able to control the outcome.

        Pursuant to the securityholders' agreement, FS Equity Partners III and FS Equity Partners International, together, are entitled to have two non-voting observers, DLJ Investment Funding is entitled to have one non-voting observer and CalPERS is entitled to have one non-voting observer at all meetings of CBRE Holding's board of directors as long as, respectively, Freeman Spogli owns at least 7.5% of CBRE Holding's outstanding common stock, DLJ Investment Funding and its affiliates own at least 1.0% of CBRE Holding's outstanding common stock and a majority of the 16% senior notes issued by CBRE Holding, and CalPERS owns any of CBRE Holding's outstanding common stock.

        Also pursuant to the securityholders' agreement, CBRE Holding has agreed, at the request of Blum Strategic Partners and Blum Strategic Partners II, FS Equity Partners III and FS Equity Partners International or DLJ Investment Funding to initiate the registration under the Securities Act of shares held by the requesting party. In addition, CBRE Holding has also agreed that each member of the buying group, as well as DLJ Investment Funding, has limited "piggyback" registration rights on specified types of registration statements that CBRE Holding files. These piggyback registration rights generally will not apply until after CBRE Holding has completed, if ever, an underwritten initial public offering of shares of its common stock after which these shares are listed on a national securities exchange or on the Nasdaq National Market. Piggyback rights will not apply to an underwritten initial public offering unless registrable securities of Blum Strategic Partners and Blum Strategic Partners II are sold in that offering.

Participation in the Offerings of CBRE Holding Class A Common Stock and Options to Acquire Class A Common Stock

Purchase of Stock and Grants of Stock Options.

        In connection with the offering of shares for direct ownership, each designated manager was entitled to receive a grant of options to purchase shares of CBRE Holding Class A common stock if he or she subscribed for at least the percentage of 625,000 shares allocated to the designated manager by CBRE Holding's board of directors. The number of shares that a designated manager was required to subscribe for in order to receive a grant of options was reduced by the number of deferred compensation plan stock fund units acquired by the designated manager at the closing of the employee offerings by the transfer of account balances then allocated to the deferred compensation plan insurance fund. The aggregate number of options available for grant to the designated managers equaled approximately 10% of the number of fully diluted shares of CBRE Holding Class A common stock and Class B common stock outstanding at the time of the 2001 Merger, including all shares issuable upon exercise of outstanding options and warrants. The options issued to designated managers have an exercise price of $16.00 per share and have a term of 10 years. Twenty percent of the options vest on each of the first five anniversaries of the 2001 Merger and all unvested options vest if there is a change in control of CBRE Holding. The number of shares that were purchased by each executive officer were as follows:

Raymond Wirta	64,063 shares; and
Brett White	26,563 shares.

As a result, each executive officer received the following grants of options:

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

Each of these executive officers pledged as security for his full-recourse note a number of shares having an offering price equal to 200% of the amount of the note. These notes bear interest at 10% per year, payable quarterly. During 2002, Mr. Wirta paid down his loan amount by $40,004 (leaving an outstanding principal balance of approximately $472,500 as of December 31, 2002) and Mr. White paid off his note in its entirety.

Other Related Party Loans.

        Pursuant to the Company's 1996 Equity Incentive Plan (EIP), Mr. Wirta purchased 30,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share that was paid for by delivery of a full recourse promissory note bearing interest at 7.40%. As part of the 2001 Merger, the 30,000 shares of CBRE common stock were exchanged for 30,000 shares of Class B common stock of the Company. These shares of Class B common stock were substituted for the CBRE shares as security for the promissory note. All interest charged on the outstanding promissory note balance for any year is forgiven if Mr. Wirta's performance produces a high enough level of bonus (approximately $7,500 of interest is forgiven for each $10,000 of bonus). As a result of bonuses paid in 2001 and in 2002, all interest on Mr. Wirta's promissory note for 2000 and 2001 was forgiven. As of December 31, 2002 and 2001, Mr. Wirta had an outstanding loan balance of $385,950.

        Pursuant to the Company's 1996 EIP, Mr. White purchased 25,000 shares of CBRE common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by delivery of full recourse promissory notes bearing interest at 7.40%. As part of the 2001 Merger, Mr. White's shares of CBRE common stock were exchanged for a like amount of shares of Class B common stock of the Company. These shares of Class B common stock were substituted for the CBRE shares as security for the notes. A First Amendment to Mr. White's 1998 promissory note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of the Company or its subsidiaries on November 16, 2002 and the fair market value of a share of the Company's common stock was less than $38.50 on November 16, 2002. Mr. White's 1998 promissory note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $38.50 to $16.00. During 2002, the 25,000 shares held as security for the Second Amended Promissory Note were tendered as full payment for the remaining balance of $400,000 on the 1998 promissory note. All interest charged on the outstanding promissory note balances for any year is forgiven if Mr. White's performance produces a high enough level of bonus (approximately $7,500 of interest is forgiven for each $10,000 of bonus). As a result of bonuses paid in 2001 and in 2002, all interest on Mr. White's promissory notes for 2000 and 2001 was forgiven. As of December 31, 2002 and 2001, respectively, Mr. White had outstanding loan balances of $257,300 and $657,300.

        As of December 31, 2002 and 2001, Mr. White had an outstanding loan of $164,832. This outstanding loan relates to the acquisition of 12,500 shares of CBRE's common stock prior to the 2001 Merger. Subsequent to the 2001 Merger, these shares were converted into shares of the Company's common stock and the related loan amount was carried forward. This loan bears interest at 6.0% and is payable at the earlier of: (i) October 14, 2003, (ii) the date of the sale of shares held by the Company pursuant to the related security agreement or (iii) the date of the termination of Mr. White's employment.

        In connection with the 2001 Merger and related transactions, CBRE Holding extended a loan of approximately $2.7 million to the Koll Holding Company, which is controlled by Donald Koll, to replace its former margin loan with a third party that were secured by shares of CB Richard Ellis Services common stock. The new loan is full-recourse, accrues interest at LIBOR plus 1.4%, compounds annually, is payable quarterly, and has a stated maturity of five years. This new loan will be replaced by a margin loan from a third party when, if ever, CBRE Holding common stock becomes freely tradable on a national securities exchange or an over-the-counter market.

        However, in the event that CBRE Holding common stock is not freely tradable as described above by June 2004, CBRE Holding has agreed to loan Raymond Wirta up to $3.0 million on a full-recourse basis to enable him to exercise an existing option to acquire shares held by The Koll Holding Company, if Mr. Wirta is employed by CBRE Holding at the time of exercise or was terminated without cause or resigned for good reason. This loan will become repayable upon the earliest to occur of: (1) 90 days following termination of his employment, other than by CBRE Holding without cause or by him for good reason, (2) seven months following the date CBRE Holding's common stock becomes freely tradable as described above or (3) the receipt of proceeds from the sale of the pledged shares as described below. This loan will bear interest at the prime rate in effect on the date of the loan, compounded annually, and will be repayable to the extent of any net proceeds received by Mr. Wirta upon the sale of any shares of CBRE Holding common stock. Mr. Wirta will pledge the shares received upon exercise of the option as security for the loan.

        In connection with his obligation to purchase 5,000 shares of CBRE Holding Class B common stock for $16.00 per share pursuant to the contribution and voting agreement, Mr. Wirta delivered to CBRE Holding an $80,000 promissory note, which bore interest at 10% per year and was payable in June 2004. Mr. Wirta repaid this promissory note in full in April of 2002.

        On April 1, 2002, the Company loaned $300,000 to Mr. Wirta and $200,000 to Mr. White. These non-interest bearing loans are due and payable on December 31, 2003.

Item 14. Disclosure Controls and Procedures

        Within ninety days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)

  1.
  Financial Statements
  See Index to Consolidated Financial Statements set forth on page 35.

  2.
  Financial Statement Schedule
  See Index to Consolidated Financial Statements set forth on page 35.

  3.
  Exhibits
  See Exhibit Index beginning on page 107 hereof.

  (b)

        The registrant filed a Current Report on Form 8-K on November 15, 2002 with regard to the Company's conference call on November 7, 2002 discussing third quarter 2002 operating results.

        The registrant filed a Current Report on Form 8-K on November 12, 2002 with regard to a press release issued on November 6, 2002 discussing the Company's operating results for the third quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE HOLDING, INC. (Registrant)
By:	/s/ RAYMOND E. WIRTA Raymond E. Wirta Chief Executive Officer
Date: March 24, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 24, 2003
/s/ JEFFREY A. COZAD Jeffrey A. Cozad	Director	March 24, 2003
/s/ CATHY A. DELCOCO Cathy A. Delcoco	Director	March 24, 2003
/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 24, 2003
/s/ KENNETH J. KAY Kenneth J. Kay	Chief Financial Officer (principal financial and accounting officer)	March 24, 2003
/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 24, 2003
/s/ CLAUS MOLLER Claus Moller	Director	March 24, 2003
/s/ BRETT WHITE Brett White	Director and President	March 24, 2003
/s/ GARY L. WILSON Gary L. Wilson	Director	March 24, 2003
/s/ RAYMOND E. WIRTA Raymond E. Wirta	Director and Chief Executive Officer (principal executive officer)	March 24, 2003

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Amended and Restated Agreement and Plan of Merger dated as of May 31, 2001 by and among CB Richard Ellis Services, Inc. ("CBRE"), CBRE Holding, Inc. (the "Company" and formerly Blum CB Holding Corp.), and Blum CB Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-59440, filed on June 12, 2001 and declared effective by the Commission on July 13, 2001 (the "Company's Registration Statement on Form S-1"))
3.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
3.2*	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
4.1*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1)
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

10.1^	2001 CBRE Holding, Inc. Stock Incentive Plan, as amended
10.2*
Full-Recourse Note of Raymond Wirta dated July 20, 2001 (incorporated by reference to Exhibit 10.2 filed in the Company's Registration Statement on Form S-4, Registration No. 333-70980, filed on October 4, 2001 (the "Company's Registration Statement on Form S-4"))
10.3*	Full-Recourse Note of Brett White dated July 20, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4)
10.4*	Full-Recourse Note of James Leonetti dated July 20, 2001 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4)
10.5*	Pledge Agreement, dated as of July 20, 2001, between the Company and Raymond Wirta (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4)
10.6*	Pledge Agreement, dated as of July 20, 2001, between the Company and Brett White (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4)
10.7*	Pledge Agreement, dated as of July 20, 2001, between the Company and James Leonetti (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4)
10.8*^	Option Agreement, dated as of July 20, 2001, between the Company and Raymond Wirta (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4)
10.9*^	Option Agreement, dated as of July 20, 2001, between the Company and Brett White (incorporated by reference to Exhibit 10.89 to the Company's Registration Statement on Form S-4)
10.10*^	Option Agreement, dated as of July 20, 2001, between the Company and James Leonetti (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4)
10.11^	CB Richard Ellis Amended and Restated Deferred Compensation Plan, as amended
10.12^	CB Richard Ellis Amended and Restated 401(k) Plan, as amended
10.13*^	Employment Agreement, dated as of July 20, 2001, between CBRE and Raymond E. Wirta (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4)
10.14*^	Employment Agreement, dated as of July 20, 2001, between CBRE and Brett White (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4)
10.15*
Credit Agreement, dated as of July 20, 2001, among CBRE Holding, the Subsidiary Guarantors named therein, Credit Suisse First Boston and the other lenders named therein (incorporated by reference to Exhibit 22 to Amended General Statement of Beneficial Ownership of Common Stock of CBRE, filed July 27, 2001)
10.16*
Employment Agreement, dated as of June 13, 2002, between CBRE and Kenneth Kay (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

11	Statement concerning Computation of Per Share Earnings (filed as Note 16 of the Consolidated Financial Statements)
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends
21	Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP

*
Incorporated by reference

^
Management contract or compensatory plan required by Item 601 of Regulation S-K

CERTIFICATIONS

        I, Raymond E. Wirta, certify that:

  1)
  I have reviewed this annual report on Form 10-K of CBRE Holding, Inc.;

  2)
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

  5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ RAYMOND E. WIRTA Raymond E. Wirta Chief Executive Officer

CERTIFICATIONS (Continued)

        I, Kenneth J. Kay, certify that:

  1)
  I have reviewed this annual report on Form 10-K of CBRE Holding, Inc.;

  2)
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

  5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ KENNETH J. KAY Kenneth J. Kay Chief Financial Officer

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CBRE HOLDING, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
CBRE HOLDING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share data)
CBRE HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
CBRE HOLDING, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollars in thousands, except share data)
CBRE HOLDING, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Dollars in thousands)
CBRE HOLDING INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Disclosure Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
CERTIFICATIONS
CERTIFICATIONS (Continued)