Form 10-Q
period 2003-03-31
CBRE HOLDING INC
filed 2003-05-14
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares of Class A and Class B common stock outstanding at April 30, 2003 was 1,835,123 and 12,624,813, respectively.

CBRE HOLDING, INC.

FORM 10-Q

March 31, 2003

CBRE HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,370	$79,701
Receivables, less allowance for doubtful accounts of $10,164 and $10,892 at March 31, 2003 and December 31, 2002, respectively	144,365	166,213
Warehouse receivable	11,625	63,140
Prepaid expenses	18,912	9,748
Deferred tax assets, net	19,674	18,723
Other current assets	9,470	8,415
Total current assets	223,416	345,940
Property and equipment, net	66,706	66,634
Goodwill	577,137	577,137
Other intangible assets, net of accumulated amortization of $8,680 and $7,739 at March 31, 2003 and December 31, 2002, respectively	90,245	91,082
Deferred compensation assets	63,396	63,642
Investments in and advances to unconsolidated subsidiaries	53,980	50,208
Deferred tax assets, net	36,297	36,376
Other assets	85,119	93,857
Total assets	$1,196,296	$1,324,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$102,891	$102,415
Compensation and employee benefits payable	57,737	63,734
Accrued bonus and profit sharing	33,223	103,858
Income taxes payable	—	15,451
Short-term borrowings:
Warehouse line of credit	11,625	63,140
Revolver and swingline credit facility	13,500	—
Other	48,768	47,925
Total short-term borrowings	73,893	111,065
Current maturities of long-term debt	10,933	10,711
Total current liabilities	278,677	407,234
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $3,002 and $3,057 at March 31, 2003 and December 31, 2002, respectively	225,998	225,943
Senior secured term loans	208,350	211,000
16% senior notes, net of unamortized discount of $5,040 and $5,107 at March 31, 2003 and December 31, 2002, respectively	62,599	61,863
Other long-term debt	12,319	12,327
Total long-term debt	509,266	511,133
Deferred compensation liability	106,549	106,252
Other liabilities	45,048	43,301
Total liabilities	939,540	1,067,920
Minority interest	5,727	5,615
Commitments and contingencies
Stockholders’ Equity:
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 1,835,123 and 1,793,254 shares issued and outstanding (including treasury shares) at March 31, 2003 and December 31, 2002, respectively	18	17
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 12,624,813 shares issued and outstanding at March 31, 2003 and December 31, 2002	127	127
Additional paid-in capital	241,510	240,574
Notes receivable from sale of stock	(4,823)	(4,800)
Accumulated earnings	34,806	36,153
Accumulated other comprehensive loss	(18,877)	(18,998)
Treasury stock at cost, 110,174 shares at March 31, 2003 and December 31, 2002	(1,732)	(1,732)
Total stockholders’ equity	251,029	251,341
Total liabilities and stockholders’ equity	$1,196,296	$1,324,876

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2003	2002

Revenue	$263,724	$223,990
Costs and expenses:
Cost of services	123,599	99,054
Operating, administrative and other	126,175	115,853
Depreciation and amortization	6,171	7,592
Equity income from unconsolidated subsidiaries	(3,063)	(2,005)
Merger-related and other nonrecurring charges	—	582

Operating income	10,842	2,914
Interest income	1,075	864
Interest expense	14,324	16,017
Loss before benefit for income tax	(2,407)	(12,239)
Benefit for income tax	(1,060)	(6,144)
Net loss	$(1,347)	$(6,095)

Basic loss per share	$(0.09)	$(0.40)

Weighted average shares outstanding for basic loss per share	15,029,219	15,050,633
Diluted loss per share	$(0.09)	$(0.40)

Weighted average shares outstanding for diluted loss per share	15,029,219	15,050,633

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,347)	$(6,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,171	7,592
Deferred compensation plan deferrals	2,111	2,817
Equity income from unconsolidated subsidiaries	(3,063)	(2,005)
Decrease in receivables	21,169	25,998
Increase in prepaid expenses and other assets	(2,365)	(2,799)
Decrease in compensation and employee benefits and accrued bonus and profit sharing	(77,994)	(77,720)
Increase in accounts payable and accrued expenses	1,112	9,798
Decrease in income taxes payable	(15,728)	(14,734)
Other operating activities, net	(827)	602
Net cash used in operating activities	(70,761)	(56,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	(4,000)	(2,145)
Acquisition of businesses including net assets acquired, intangibles and goodwill	(22)	(8,364)
Other investing activities, net	1,528	(821)
Net cash used in investing activities	(2,494)	(11,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	33,750	50,500
Repayment of revolver and swingline credit facility	(20,250)	(13,000)
Proceeds from (repayment of) senior notes and other loans, net	68	(3,195)
Repayment of senior secured term loans	(2,338)	(2,338)
Other financing activities, net	526	(880)
Net cash provided by financing activities	11,756	31,087
NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,499)	(36,789)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	79,701	57,450
Effect of currency exchange rate changes on cash	1,168	(664)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$19,370	$19,997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$5,823	$8,454

Income taxes, net of refunds	$14,532	$6,867

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                   Nature of Operations

CBRE Holding, Inc., a Delaware corporation, was incorporated on February 20, 2001 as Blum CB Holding Corporation.  On March 26, 2001, Blum CB Holding Corporation changed its name to CBRE Holding, Inc. (the Company).  The Company and its former wholly owned subsidiary, Blum CB Corporation (Blum CB), a Delaware corporation, were created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international real estate services firm. Prior to July 20, 2001, the Company was a wholly owned subsidiary of Blum Strategic Partners, L.P. (Blum Strategic), formerly known as RCBA Strategic Partners, LP, which is an affiliate of Richard C. Blum, a director of the Company and CBRE.

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

Currently, the transaction is valued at approximately $430.0 million, including the repayment of net debt and the redemption of preferred stock.  In addition to Insignia shareholder approval, the transaction, which is expected to close in June 2003, is subject to the receipt of financing and regulatory approvals.  The sale by Insignia on March 14, 2003 of its residential real estate services subsidiaries, Insignia Douglas Elliman LLC and Insignia Residential Group, Inc., to Montauk Battery Realty, LLC and Insignia’s receipt of the cash proceeds from such sale will not affect the consideration to be paid in the Insignia Acquisition.

2.                   New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.”  This interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be consolidated with its primary beneficiary.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns or if the VIE does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003.  The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.  The adoption of this interpretation is not expected to have a material impact on the Company’s financial position or results of operations.

3.                   Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to

Form 10-Q and include all information and footnotes required for interim financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ materially from those estimates.  All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.  The consolidated financial statements and notes to the consolidated financial statements should be read in conjunction with the Company’s filing on form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 2002.

4.                   Goodwill and Other Intangible Assets

The Company engages a third-party valuation firm to perform an annual assessment of its goodwill and other intangible assets deemed to have indefinite lives for impairment as of the beginning of the fourth quarter of each year.  The Company also assesses its goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

There were no changes in the carrying value of goodwill for the three months ended March 31, 2003.

Other intangible assets totaled $90.2 million and $91.1 million, net of accumulated amortization of $8.7 million and $7.7 million, as of March 31, 2003 and December 31, 2002, respectively and are comprised of the following (dollars in thousands):

	As of March 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets
Management contracts	$18,913	$6,118	$18,887	$5,605
Loan servicing rights	16,312	2,562	16,234	2,134
Total	$35,225	$8,680	$35,121	$7,739

Unamortizable intangible assets Trademark	$63,700		$63,700

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, the trademark was separately identified as a result of the 2001 Merger and has an indefinite life.  The management contracts and loan servicing rights are amortized over useful lives ranging up to ten years.  Amortization expense related to these intangible assets was $1.0 million for the three months ended March 31, 2003.  The estimated amortization expense for the five years ending December 31, 2007 approximates $3.8 million, $3.7 million, $3.7 million, $3.4 million and $3.4 million, respectively.

5.                   Investments in and Advances to Unconsolidated Subsidiaries

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	March 31, 2003	December 31, 2002

Current assets	$116,024	$127,635
Noncurrent assets	$1,615,216	$1,562,546
Current liabilities	$199,930	$108,463
Noncurrent liabilities	$591,199	$664,241
Minority interest	$4,165	$3,938

Condensed Statements of Operations Information:

	Three Months Ended March 31,
	2003	2002

Net revenue	$99,031	$80,331
Income from operations	$23,604	$17,205
Net income	$21,077	$13,226

Included in other current assets in the accompanying consolidated balance sheets is a note receivable from the Company’s  equity investment in Investor 1031, LLC in the amount of $0.6 million as of March 31, 2003.  This note was issued on June 20, 2002, bears interest at 20.0% per annum and is due for repayment on July 15, 2003

The Company’s investment management business involves investing the Company’s own capital in certain real estate investments together with clients, including its equity investments in CB Richard Ellis Strategic Partners, LP, Global Innovation Partners, L.L.C. and other co-investments included in the table above. The Company has provided investment management, property management, brokerage, appraisal and other professional services to these equity investees.

6.                   Debt

The Company issued $229.0 million in aggregate principal amount of 11 ¼% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the 2001 Merger.  The Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and its domestic subsidiaries.  The Notes require semi-annual payments of interest in arrears on June 15 and December 15, having commenced on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 ¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings.  In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.0 million and $225.9 million as of March 31, 2003 and December 31, 2002, respectively.

The Company also entered into a $325.0 million Senior Credit Facility (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all their assets.  The Credit Facility includes the Tranche A term facility of $50.0 million, maturing on July 20, 2007; the Tranche B term facility of $185.0 million, maturing on July 18, 2008; and the revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007.  Borrowings under the Tranche A and revolving facility bear interest at varying rates based on the Company’s option, at either the applicable LIBOR plus 2.50% to 3.25% or the alternate base rate plus 1.50% to 2.25% as determined by reference to the Company’s ratio of total debt less available cash to EBITDA, which is defined in the debt agreement.  Borrowings under the Tranche B facility bear interest at varying rates based on the Company’s option at either the applicable LIBOR plus 3.75% or the alternate base rate plus 2.75%.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.

The Tranche A facility will be repaid by July 20, 2007 through quarterly principal payments over six years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of approximately $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by the Company. The Company repaid its revolving credit facility as of November 5, 2002 and at March 31, 2003 had an outstanding balance on the line of credit of $13.5 million. The total amount outstanding under the credit facility included in senior secured term loans, current maturities of long-term debt and short-term borrowings in the accompanying consolidated balance sheets was $232.1 million and $221.0 million as of March 31, 2003 and December 31, 2002, respectively.

The Company issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011 (the Senior Notes).  The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company.  Interest accrues at a rate of 16.0% per year and is payable quarterly in cash in arrears.  Interest may be paid in kind to the extent CBRE’s ability to pay cash dividends is restricted by the terms of the Credit Facility.  Additionally, interest in excess of 12.0% may, at the Company’s option, be paid in kind through July 2006.  The Company elected to pay in kind interest in excess of 12.0%, or 4.0%, that was payable on April 20, 2002, July 20, 2002, October 20, 2002 and January 20, 2003.  The Senior Notes are redeemable at the Company’s option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. As of March 31, 2003, the redemption price was 112.8% of par.  In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes at 101.0% of par. The total amount of the Senior Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $62.6 million and $61.9 million as of March 31, 2003 and December 31, 2002, respectively.

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

The Notes, the Credit Facility and the Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.  The Credit Facility requires the Company to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt.  The Credit Facility requires the Company to pay a facility fee based on the total amount of the unused commitment.

The Company has short-term borrowings of $73.9 million and $111.1 million with related weighted average interest rates of 5.0% and 3.9% as of March 31, 2003 and December 31, 2002, respectively.

A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC) for the purpose of funding mortgage loans that will be resold.  The credit agreement in 2001 initially provided for a revolving line of credit of $150.0 million, bore interest at the greater of one-month LIBOR or 3.0% (RFC Base Rate), plus 1.0% and expired on August 31, 2001.  Through various executed amendments and extension letters in 2001, the revolving line of credit was increased to $350.0 million and the maturity date was extended to January 22, 2002.

Effective January 23, 2002, the Company entered into a Second Amended and Restated Warehousing Credit and Security Agreement.  This agreement provided for a revolving line of credit in the amount of $350.0 million until February 28, 2002 and $150.0 million for the period from March 1, 2002 through August 31, 2002.  Additionally, on February 1, 2002, the Company executed a Letter Agreement with RFC that redefined the RFC Base Rate to the greater of one-month LIBOR or 2.25% per annum.  On April 20, 2002, the Company obtained a temporary revolving line of credit increase of $210.0 million that resulted in a total line of credit equaling $360.0 million, which expired on July 31,

2002.  Upon expiration of the temporary increase and through various executed amendments and extension letter agreements, the Company established a revolving line of credit of $200.0 million, redefined the RFC Base Rate to the greater of one-month LIBOR or 2.0% and extended the maturity date of the agreement to December 20, 2002.  On December 16, 2002, the Company entered into the Third Amended and Restated Warehousing Credit and Security Agreement effective December 20, 2002.  The agreement provides for a revolving line of credit of $200.0 million, bears interest at the RFC Base Rate plus 1.0% and expires on August 31, 2003.  On March 28, 2003, the Company was notified that effective May 1, 2003, the RFC base rate would be lowered to the greater of one-month LIBOR or 1.5%.

During the quarter ended March 31, 2003, the Company had a maximum of $93.9 million revolving line of credit principal outstanding with RFC.  At March 31, 2003 and December 31, 2002, respectively, the Company had a $11.6 million and a $63.1 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.  Additionally, the Company had a $11.6 million and a $63.1 million warehouse receivable, which are also included in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002, respectively.

A subsidiary of the Company has a credit agreement with JP Morgan Chase.  The credit agreement provides for a non-recourse revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank’s cost of funds and expires on May 28, 2003.  At March 31, 2003 and December 31, 2002 the Company had no revolving line of credit principal outstanding with JP Morgan Chase.

During 2001, the Company incurred $37.2 million of non-recourse debt through a joint venture.  In September 2002, the maturity date on this non-recourse debt was extended to June 18, 2003.  At March 31, 2003 and December 31, 2002, respectively, the Company had $39.4 million and $40.0 million of non-recourse debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

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

The Company had outstanding letters of credit totaling $17.4 and  $7.8 million as of March 31, 2003 and December 31, 2002, respectively, including the Fannie Mae letter of credit discussed in the preceding paragraph.  The letters of credit expire at varying dates through March 2004.

An important part of the strategy for the Company’s investment management business involves investing the Company’s own capital in certain real estate investments with its clients. These co-investments typically range from 2% to 5% of the equity in a particular fund.  As of March 31, 2003, the Company had committed an additional $20.8 million to fund future co-investments.

8.                   Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unfunded pension liability. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-US subsidiaries are deemed to be reinvested for an indefinite period of time.

The following table provides a summary of the comprehensive loss (dollars in thousands):

	Three Months Ended March 31,
	2003	2002

Net loss	$(1,347)	$(6,095)
Foreign currency translation gain (loss)	121	(252)

Comprehensive loss	$(1,226)	$(6,347)

9.                   Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition and the disclosure provisions are effective for fiscal years ending after December 15, 2002.  The amendments to APB No. 28 are effective for interim periods beginning after December 15, 2002.

However, the Company continues to account for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and does not plan to voluntarily change to the fair value based method of accounting for stock-based compensation.  Under this method, the Company does not recognize compensation expense for options that were granted at or above the market price of the underlying stock on the date of grant. Had compensation expense been determined consistent with SFAS No. 123, the Company’s net loss and per share information would have been as follows on a pro forma basis (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002

Net Loss:
As Reported	$(1,347)	$(6,095)
Pro Forma	(1,495)	(6,233)
Basic EPS:
As Reported	(0.09)	(0.40)
Pro Forma	(0.10)	(0.41)
Diluted EPS:
As Reported	(0.09)	(0.40)
Pro Forma	(0.10)	(0.41)

These pro forma amounts may not be representative of future pro forma results.

The weighted average fair value of options and warrants granted was $1.63 and $2.39 for the three months ended March 31, 2003 and 2002, respectively.  Dividend yield is excluded from the calculation since it is the present intention of the Company to retain all earnings.  The fair value of each option grant and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	3.04%	4.14%
Expected volatility	0.00%	0.00%
Expected life	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options,

which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

10.  Per Share Information

Basic and diluted loss per share for the Company was computed by dividing the net loss by the weighted average number of common shares outstanding of 15,029,219 and 15,050,633 for the three months ended March 31, 2003 and 2002, respectively.  As a result of operating losses incurred for the three months ended March 31, 2003 and 2002, diluted weighted average shares outstanding did not give effect to common stock equivalents, as to do so would have been anti-dilutive.

11.  Fiduciary Funds

The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $390.8 million and $414.6 million at March 31, 2003 and December 31, 2002, respectively.

12.  Guarantor and Nonguarantor Financial Statements

In connection with the 2001 Merger with Blum CB, and as part of the financing of the 2001 Merger, CBRE assumed an aggregate of $229.0 million in Senior Subordinated Notes (the Notes) due June 15, 2011.  These Notes are unsecured and rank equally in right of payment with any of the Company’s senior subordinated unsecured indebtedness.  The Notes are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries that are not guarantors of the Notes.  The Notes are guaranteed on a full, unconditional, joint and several basis by the Company, CBRE and CBRE’s domestic subsidiaries.

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2003 and December 31, 2002; condensed consolidating statements of operations for the three months ended March 31, 2003 and 2002, and condensed consolidating statements of cash flows for the three months ended March 31, 2003 and 2002, of (a) Holding, the parent, (b) CBRE, which is the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis; and (2) Elimination entries necessary to consolidate CBRE Holding, Inc., the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting.  The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CBRE HOLDING, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2003
(Unaudited)
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$82	$276	$12,455	$6,557	$—	$19,370
Receivables, less allowance for doubtful accounts	30	37	52,835	91,463	—	144,365
Warehouse receivable	—	—	11,625	—	—	11,625
Prepaid and other current assets	21,048	17,695	14,884	10,170	(15,741)	48,056
Total current assets	21,160	18,008	91,799	108,190	(15,741)	223,416
Property and equipment, net	—	—	52,184	14,522	—	66,706
Goodwill	—	—	442,965	134,172	—	577,137
Other intangible assets, net	—	—	88,332	1,913	—	90,245
Deferred compensation assets	—	63,396	—	—	—	63,396
Investment in and advances to unconsolidated subsidiaries	—	4,798	42,419	6,763	—	53,980
Investment in consolidated subsidiaries	280,987	314,867	65,723	—	(661,577)	—
Inter-company loan receivable	—	438,818	—	—	(438,818)	—
Deferred tax assets, net	36,297	—	—	—	—	36,297
Other assets	4,753	16,549	13,305	50,512	—	85,119
Total assets	$343,197	$856,436	$796,727	$316,072	$(1,116,136)	$1,196,296

Current Liabilities:
Accounts payable and accrued expenses	$2,104	$10,764	$34,455	$55,568	$—	$102,891
Inter-company payable	15,741	—	—	—	(15,741)	—
Compensation and employee benefits payable	—	—	30,555	27,182	—	57,737
Accrued bonus and profit sharing	—	—	10,182	23,041	—	33,223
Short-term borrowings:
Warehouse line of credit	—	—	11,625	—	—	11,625
Revolving credit and swingline facility	—	13,500	—	—	—	13,500
Other	—	—	876	47,892	—	48,768
Total short-term borrowings	—	13,500	12,501	47,892	—	73,893
Current maturities of long-term debt	—	10,288	—	645	—	10,933
Total current liabilities	17,845	34,552	87,693	154,328	(15,741)	278,677
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	225,998	—	—	—	225,998
Senior secured term loans	—	208,350	—	—	—	208,350
16% senior notes, net of unamortized discount	62,599	—	—	—	—	62,599
Other long-term debt	—	—	12,129	190	—	12,319
Inter-company loan payable	—	—	362,614	76,204	(438,818)	—
Total long-term debt	62,599	434,348	374,743	76,394	(438,818)	509,266
Deferred compensation liability	—	106,549	—	—	—	106,549
Other liabilities	11,724	—	19,424	13,900	—	45,048
Total liabilities	92,168	575,449	481,860	244,622	(454,559)	939,540

Minority interest	—	—	—	5,727	—	5,727

Commitments and contingencies

Stockholders’ Equity:	251,029	280,987	314,867	65,723	(661,577)	251,029

Total liabilities and stockholders’ equity	$343,197	$856,436	$796,727	$316,072	$(1,116,136)	$1,196,296

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$127	$54	$74,173	$5,347	$—	$79,701
Receivables, less allowance for doubtful accounts	—	40	61,624	104,549	—	166,213
Warehouse receivable	—	—	63,140	—	—	63,140
Prepaid and other current assets	18,723	22,201	8,432	7,729	(20,199)	36,886
Total current assets	18,850	22,295	207,369	117,625	(20,199)	345,940
Property and equipment, net	—	—	51,419	15,215	—	66,634
Goodwill	—	—	442,965	134,172	—	577,137
Other intangible assets, net	—	—	89,075	2,007	—	91,082
Deferred compensation assets	—	63,642	—	—	—	63,642
Investment in and advances to unconsolidated subsidiaries	—	4,782	39,205	6,221	—	50,208
Investment in consolidated subsidiaries	302,593	322,794	66,162	—	(691,549)	—
Inter-company loan receivable	—	429,396	—	—	(429,396)	—
Deferred tax assets, net	36,376	—	—	—	—	36,376
Other assets	4,896	17,464	20,453	51,044	—	93,857
Total assets	$362,715	$860,373	$916,648	$326,284	$(1,141,144)	$1,324,876

Current Liabilities:
Accounts payable and accrued expenses	$2,137	$4,610	$36,895	$58,773	$—	$102,415
Inter-company payable	20,199	—	—	—	(20,199)	—
Compensation and employee benefits payable	—	—	40,938	22,796	—	63,734
Accrued bonus and profit sharing	—	—	59,942	43,916	—	103,858
Income taxes payable	15,451	—	—	—	—	15,451
Short-term borrowings:
Warehouse line of credit	—	—	63,140	—	—	63,140
Other	—	—	16	47,909	—	47,925
Total short-term borrowings	—	—	63,156	47,909	—	111,065
Current maturities of long-term debt	—	9,975	—	736	—	10,711
Total current liabilities	37,787	14,585	200,931	174,130	(20,199)	407,234
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	225,943	—	—	—	225,943
Senior secured term loans	—	211,000	—	—	—	211,000
16% senior notes, net of unamortized discount	61,863	—	—	—	—	61,863
Other long-term debt	—	—	12,129	198	—	12,327
Inter-company loan payable	—	—	362,344	67,052	(429,396)	—
Total long-term debt	61,863	436,943	374,473	67,250	(429,396)	511,133
Deferred compensation liability	—	106,252	—	—	—	106,252
Other liabilities	11,724	—	18,450	13,127	—	43,301
Total liabilities	111,374	557,780	593,854	254,507	(449,595)	1,067,920

Minority interest	—	—	—	5,615	—	5,615

Commitments and contingencies

Stockholders’ equity	251,341	302,593	322,794	66,162	(691,549)	251,341

Total liabilities and stockholders’ equity	$362,715	$860,373	$916,648	$326,284	$(1,141,144)	$1,324,876

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$190,490	$73,234	$—	$263,724
Costs and expenses:
Cost of services	—	—	89,697	33,902	—	123,599
Operating, administrative and other	100	1,968	83,035	41,072	—	126,175
Depreciation and amortization	—	—	4,234	1,937	—	6,171
Equity (income) loss from unconsolidated subsidiaries	—	(24)	(3,249)	210	—	(3,063)
Operating (loss) income	(100)	(1,944)	16,773	(3,887)	—	10,842
Interest income	36	9,313	455	566	(9,295)	1,075
Interest expense	2,909	10,066	8,855	1,789	(9,295)	14,324
Equity income (loss) of consolidated subsidiaries	331	3,378	(4,649)	—	940	—
(Loss) income before (benefit) provision for income tax	(2,642)	681	3,724	(5,110)	940	(2,407)
(Benefit) provision for income tax	(1,295)	350	346	(461)	—	(1,060)
Net (loss) income	$(1,347)	$331	$3,378	$(4,649)	$940	$(1,347)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$168,560	$55,430	$—	$223,990
Costs and expenses:
Cost of services	—	—	71,655	27,399	—	99,054
Operating, administrative and other	100	2,378	81,162	32,213	—	115,853
Depreciation and amortization	—		5,201	2,391	—	7,592
Equity income from unconsolidated subsidiaries	—	(167)	(1,278)	(560)		(2,005)
Merger-related and other nonrecurring charges	—	582	—	—	—	582
Operating (loss) income	(100)	(2,793)	11,820	(6,013)	—	2,914
Interest income	45	9,815	703	86	(9,785)	864
Interest expense	2,794	10,467	9,355	3,186	(9,785)	16,017
Equity losses of consolidated subsidiaries	(5,211)	(1,831)	(7,256)	—	14,298	—
Loss before benefit for income tax	(8,060)	(5,276)	(4,088)	(9,113)	14,298	(12,239)
Benefit for income tax	(1,965)	(65)	(2,257)	(1,857)	—	(6,144)
Net loss	$(6,095)	$(5,211)	$(1,831)	$(7,256)	$14,298	$(6,095)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(678)	$4,924	$(45,078)	$(29,929)	$(70,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(3,228)	(772)	(4,000)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(22)	—	(22)
Other investing activities, net	—	—	1,866	(338)	1,528

Net cash used in investing activities	—	—	(1,384)	(1,110)	(2,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	33,750	—	—	33,750
Repayment of revolver and swingline credit facility	—	(20,250)	—	—	(20,250)
Repayment of senior secured term loans	—	(2,338)	—	—	(2,338)
(Increase) decrease in intercompany receivables, net	—	(15,864)	(15,256)	31,120	—
Other financing activities, net	633	—	—	(39)	594

Net cash provided by (used in) financing activities	633	(4,702)	(15,256)	31,081	11,756

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45)	222	(61,718)	42	(61,499)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	1,168	1,168
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$82	$276	$12,455	$6,557	$19,370

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$2,009	$3,160	$406	$248	$5,823
Income taxes, net of refunds	$14,532	$—	$—	$—	$14,532

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$650	$(2,780)	$(40,203)	$(14,213)	$(56,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(1,622)	(523)	(2,145)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(8,339)	(25)	—	(8,364)
Other investing activities, net	—	—	(1,006)	185	(821)
Net cash used in investing activities	—	(8,339)	(2,653)	(338)	(11,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	50,500	—	—	50,500
Repayment of revolver and swingline credit facility	—	(13,000)	—	—	(13,000)
Repayment of senior notes and other loans, net	—	—	(2,534)	(661)	(3,195)
Repayment of senior secured term loans	—	(2,338)	—	—	(2,338)
(Increase) decrease in intercompany receivables, net	—	(24,639)	18,979	5,660	—
Other financing activities, net	(641)	(151)	(40)	(48)	(880)
Net cash (used in) provided by financing activities	(641)	10,372	16,405	4,951	31,087

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9	(747)	(26,451)	(9,600)	(36,789)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of currency exchange rate changes on cash	—	—	—	(664)	(664)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12	$184	$15,753	$4,048	$19,997

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$2,600	$3,301	$477	$2,076	$8,454
Income taxes, net of refunds	$6,867	$—	$—	$—	$6,867

13.            Industry Segments

The Company reports its operations through three geographically organized segments:  (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific.  The Americas consist of operations in the U.S., Canada, Mexico and South America.  EMEA mainly consists of Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.  The following table summarizes the revenue and operating income (loss) by operating segment (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
Revenue
Americas	$199,950	$178,613
EMEA	45,478	30,073
Asia Pacific	18,296	15,304

	$263,724	$223,990

Operating income (loss)
Americas	$14,464	$8,132
EMEA	(784)	(3,003)
Asia Pacific	(2,838)	(2,215)

	10,842	2,914

Interest income	1,075	864
Interest expense	14,324	16,017

Loss before benefit for income tax	$(2,407)	$(12,239)

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

On February 17, 2003, the Company entered into a merger agreement with Insignia Financial Group, Inc.  Additional information regarding this transaction is included in the “Liquidity and Capital Resources” section of  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

The Company reported a consolidated net loss of $1.3 million for the three months ended March 31, 2003 on revenue of $263.7 million as compared to a consolidated net loss of $6.1 million on revenue of $224.0 million for the three months ended March 31, 2002.

Revenue on a consolidated basis increased $39.7 million or 17.7% during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  The increase was driven by significantly higher worldwide sales transaction revenue as well as slightly increased lease transaction revenue and appraisal fees.

Cost of services on a consolidated basis totaled $123.6 million, an increase of $24.5 million or 24.8% from the first quarter of 2002. Higher sales transaction commissions in the United States (U.S.) commensurate with increased sales transaction revenues and increased payroll related costs in the U.S. and Europe primarily drove this increase. As a result of the latter, cost of services as a percentage of revenue increased from 44.2% for the first quarter of 2002 to 46.9% for the first quarter of the current year.

Operating, administrative and other expenses on a consolidated basis were $126.2 million, an increase of $10.3 million or 8.9% for the three months ended March 31, 2003 as compared to the first quarter of the prior year. The increase was primarily driven by higher worldwide payroll related costs as well as increased consulting fees and marketing expenses in the U.S. and Europe.  These increases were partially offset by foreign currency transaction gains resulting from the weaker U.S. dollar.

Depreciation and amortization expense on a consolidated basis decreased by $1.4 million or 18.7% mainly due to lower capital expenditures in the prior year.

Equity income from unconsolidated subsidiaries increased $1.1 million or 52.8% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, primarily due to a gain on sale of owned units in an investment fund.

Merger-related and other nonrecurring charges on a consolidated basis were $0.6 million for the three months ended March 31, 2002 and primarily consisted of costs for professional services related to the 2001 Merger.

Consolidated interest expense was $14.3 million for the three months ended March 31, 2003 as compared to  $16.0 million for the first quarter of the prior year.

Income tax benefit on a consolidated basis was $1.1 million for the three months ended March 31, 2003 as compared to $6.1 million for the three months ended March 31, 2002.  The effective tax rate decreased from 50% for the first quarter of 2002 to 44% for the first quarter of 2003. This decrease was primarily due to higher projected annual pre-tax earnings for 2003 as compared to 2002 while certain expenses that are non-deductible for tax purposes are expected to be consistent between years.

Segment Operations

The Company reports its operations through three geographically organized segments:  (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific.  The Americas consist of operations in the U.S., Canada, Mexico and South America.  EMEA mainly consists of Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.  The following table summarizes the revenue, costs and expenses, and operating income (loss) by operating segment for the periods ended March 31, 2003 and 2002 (dollars in thousands)

	Three Months Ended March 31
	2003	2002
Americas

Revenue	$199,950	$178,613
Costs and expenses:
Commissions, fees and other incentives	94,993	77,611
Operating, administrative and other	89,197	88,327
Depreciation and amortization	4,522	5,491
Equity income from unconsolidated subsidiaries	(3,226)	(1,530)
Merger-related and other nonrecurring charges	—	582

Operating income	$14,464	$8,132

EBITDA	$18,986	$13,623

EBITDA margin	9.5%	7.6%

EMEA

Revenue	$45,478	$30,073
Costs and expenses:
Cost of services	19,563	13,760
Operating, administrative and other	25,660	18,212
Depreciation and amortization	913	1,113
Equity income from unconsolidated subsidiaries	126	(9)

Operating loss	$(784)	$(3,003)

EBITDA	$129	$(1,890)

EBITDA margin	0.3%	-6.3%

Asia Pacific
Revenue	$18,296	$15,304
Costs and expenses:
Cost of services	9,043	7,683
Operating, administrative and other	11,318	9,314
Depreciation and amortization	736	988
Equity income from unconsolidated subsidiaries	37	(466)

Operating loss	$(2,838)	$(2,215)

EBITDA	$(2,102)	$(1,227)

EBITDA margin	-11.5%	-8.0%

Total operating income	$10,842	$2,914

Total EBITDA	$17,013	$10,506

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization of intangible assets relating to acquisitions.  Management believes that the presentation of EBITDA will enhance a reader’s understanding of the Company’s operating performance.  EBITDA is also a measure used by senior management to evaluate the performance of the Company’s various lines of business and for other required or discretionary purposes, such as the use of EBITDA as a significant component when measuring performance under the Company’s employee incentive programs.  Additionally, many of the Company’s debt covenants are based upon a measure similar to EBITDA.  EBITDA should not be considered as an alternative to (i) operating income determined in accordance with accounting principles generally accepted in the United States, or (ii) operating cash flow determined in accordance with accounting principles generally accepted in the United States.  The Company’s calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2003	2002

Americas
Operating income	$14,464	$8,132
Add: Depreciation and amortization	4,522	5,491
EBITDA	$18,986	$13,623

EMEA
Operating loss	$(784)	$(3,003)
Add: Depreciation and amortization	913	1,113
EBITDA	$129	$(1,890)

Asia Pacific
Operating loss	$(2,838)	$(2,215)
Add: Depreciation and amortization	736	988
EBITDA	$(2,102)	$(1,227)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Americas

Revenue increased by $21.3 million or 11.9% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily driven by higher sales transaction revenue. Sales transaction revenue increased due to an increased number of transactions and a higher average value per transaction.  Cost of services increased by $17.4 million or 22.4% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 consistent with the higher sales transaction revenue as well as increased payroll related costs. Cost of services as a percentage of revenue increased from 43.5% for the first quarter of the prior year to 47.5% for the first quarter of the current year primarily due to the latter. Operating, administrative and other expenses remained comparable to the first quarter of the prior year as increased payroll related, marketing and consulting expense was offset by foreign currency transaction gains resulting from the weakened U.S. dollar.  Equity income from unconsolidated subsidiaries increased $1.7 million or 110.8% due to a gain on sale of owned units in an investment fund.  Merger-related and other nonrecurring charges were $0.6 million for the three months ended March 31, 2002 and primarily consisted of costs for professional services related to the 2001 Merger.

EMEA

Revenue increased by $15.4 million or 51.2% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  This was mainly driven by higher sales transaction revenue throughout Europe as well as increased lease transaction revenue in Germany and France.  Cost of services increased $5.8 million or 42.2% due to higher compensation expense driven by increased headcount and higher results as well as increased payroll related expense.  Operating, administrative and other expenses increased by $7.4 million or 40.9% due to higher compensation, marketing and consulting expense.

Asia Pacific

Revenue increased by $3.0 million or 19.6% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  The increase was primarily driven by an overall increase in revenue in Australia, New Zealand and China partially offset by lower investment management fees in Japan.  Cost of services increased by $1.4 million or 17.7% primarily from higher producer compensation expense due to increased headcount in Australia and New Zealand. Operating, administrative, and other expenses increased by $2.0 million or 21.5% primarily due to an increased accrual for long-term incentives in Australia and New Zealand.

Liquidity and Capital Resources

On February 17, 2003, the Company, CBRE, Apple Acquisition Corp. (the Merger Sub) and Insignia Financial Group, Inc. (Insignia) entered into an Agreement and Plan of Merger (the Insignia Acquisition Agreement).  Pursuant to the terms and subject to the conditions of the Insignia Acquisition Agreement, the Merger Sub will merge with and into Insignia, the separate existence of the Merger Sub will cease and Insignia will continue its existence as a wholly owned subsidiary of CBRE (the Insignia Acquisition).  Currently, the transaction is valued at approximately $430.0 million, including the repayment of net debt and the redemption of preferred stock.  In addition to Insignia shareholder approval, the transaction, which is expected to close in June 2003, is subject to the receipt of financing and regulatory approvals.

The Company is currently pursuing efforts to obtain financing to consummate the Insignia Acquisition.  Specifically, the Company has signed a purchase agreement relating to the issuance of $200 million of debt securities pursuant to Rule 144A, subject to customary conditions contained in such agreement and the further condition that the Company's existing Credit Facility be amended to permit up to $75.0 million of additional borrowings.  In addition, funds affiliated with Blum Capital Partners, L.P. have agreed to make a cash equity contribution to the Company at the closing of the Insignia Acquisition in the aggregate amount of $100.0 million.  Also, under specified conditions, funds affiliated with Blum Capital Partners, L.P. have agreed to make an additional investment of up to $45.0 million to the Company or a designated, special purpose subsidiary thereof in exchange for common or preferred stock or debt securities of the Company or that subsidiary.  For a more detailed description of these transactions, please see the Report on Form 8-K filed by the Company on April 30, 2003.

The Company believes it can satisfy its non-acquisition obligations, as well as its working capital requirements and funding of investments, with internally generated cash flow, borrowings under the revolving line of credit with Credit Suisse First Boston and other lenders or any replacement credit facilities.  In the near term, further material acquisitions, if any, that necessitate cash will require new sources of capital such as an expansion of the revolving credit facility and /or issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet its anticipated non-acquisition cash requirements for the foreseeable future, but at a minimum for the next twelve months.

Net cash used in operating activities totaled $70.8 million for the three months ended March 31, 2003, an increase of $14.2 million compared to the three months ended March 31, 2002.  This increase was primarily due to the timing of payments to vendors partialy offset by improved 2003 operating results.

The Company utilized $2.5 million in investing activities during the three months ended March 31, 2003, a decrease of $8.8 million compared to the prior year. This decrease was primarily due to payment of expenses related to the 2001 Merger in the prior year quarter.

Net cash provided by financing activities totaled $11.8 million for the three months ended March 31, 2003, compared to net cash provided by financing activities of $31.1 million for the three months ended March 31,2002.  This decrease was mainly attributable to a decline in the revolving credit facility balance at March 31, 2003 as compared to prior year.

The 11¼% Senior Subordinated Notes, the Senior Credit Facility (the Credit Facility) and the 16% Senior Notes (the Senior Notes) all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.  The credit facility requires the Company to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt.  The Credit Facility requires the Company to pay a facility fee based on the total amount of the unused commitment.

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

On February 23, 2003, Moody’s Investor Service confirmed the ratings of the Company’s senior secured term loans and Senior Subordinated Notes at B1 and B3, respectively. On February 19, 2003, Standard and Poor’s Ratings Service placed its ratings on the Company on CreditWatch with negative implications in response to the Company’s announced acquisition of Insignia.  On April 3, 2003, Standard and Poor’s Ratings Service downgraded the Company’s senior secured term loans and Senior Subordinated  Notes from BB- to B+ and B to B-, respectively.  Neither Moody’s nor Standard and Poor’s ratings impact the Company’s ability to borrow or affect the Company’s interest rates for the senior secured term loans.

A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC) for the purpose of funding mortgage loans that will be resold.  The credit agreement in 2001 initially provided for a revolving line of credit of up to $150.0 million, bore interest at the greater of one-month LIBOR or 3.0% (RFC Base Rate), plus 1.0% and expired on August 31, 2001.  Through various executed amendments and extension letters in 2001, the revolving line of credit was increased to $350.0 million and the maturity date was extended to January 22, 2002.

Effective January 23, 2002, the Company entered into a Second Amended and Restated Warehousing Credit and

Security Agreement.  This agreement provided for a revolving line of credit in the amount of $350.0 million until February 28, 2002 and $150.0 million for the period from March 1, 2002 through August 31, 2002.  Additionally, on February 1, 2002, the Company executed a Letter Agreement with RFC that redefined the RFC Base Rate to the greater of one-month LIBOR or 2.25% per annum.  On April 20, 2002, the Company obtained a temporary revolving line of credit increase of $210.0 million that resulted in a total line of credit equaling $360.0 million, which expired on July 31, 2002.  Upon expiration of the temporary increase and through various executed amendments and extension letter agreements, the Company established a revolving line of credit of $200.0 million, redefined the RFC Base Rate to the greater of one-month LIBOR or 2.0% and extended the maturity date of the agreement to December 20, 2002.  On December 16, 2002, the Company entered into the Third Amended and Restated Warehousing Credit and Security Agreement effective December 20, 2002.  The agreement provides for a revolving line of credit of $200.0 million, bears interest at the RFC Base Rate plus 1.0% and expires on August 31, 2003.  On March 28, 2003, the Company was notified that effective May 1, 2003, the RFC base rate would be lowered to the greater of one-month LIBOR or 1.5%.

During the quarter ended March 31, 2003, the Company had a maximum of $93.9 million revolving line of credit principal outstanding with RFC.  At March 31, 2003, the Company had an $11.6 million warehouse line of credit outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.  Additionally, the Company had an $11.6 million warehouse receivable, which is also included in the accompanying consolidated balance sheets as of March 31, 2003.  The warehouse line of credit will be repaid with proceeds from the warehouse receivable.

A subsidiary of the Company has a credit agreement with JP Morgan Chase.  The credit agreement provides for a non-recourse revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank’s cost of funds and expires on May 28, 2003.  At March 31, 2003 the Company had no revolving line of credit principal outstanding with JP Morgan Chase.

Litigation

The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company’s consolidated financial position or results of operations.

Application of Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts.  The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable.  Actual results may differ from those estimates under different assumptions or conditions.  The Company believes that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of its consolidated financial statements:

Revenue Recognition

The Company records real estate commissions on sales upon close of escrow or upon transfer of title.  Real estate commissions on leases are generally recorded as income once the Company satisfies all obligations under the commission agreement. A typical commission agreement provides that the Company earns a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy.  The existence of any significant future contingencies will result in the delay of recognition of revenue until such contingencies are satisfied.  For example, if the Company does not earn all or a portion of the lease commission until the tenant pays their first month’s rent and the lease agreement provides the tenant with a free rent period, the Company delays revenue recognition until cash rent is paid by the tenant.  Investment management and property management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered.  Loan origination fees are recognized at the time the loan closes and the Company has no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded to revenue as monthly principal and interest payments are collected from mortgagors.  Other commissions, consulting fees and referral fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

In establishing the appropriate provisions for trade receivables, the Company makes assumptions with respect to their future collectibility.  The Company’s assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances.  In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are greater than 180 days are fully provided for.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CBRE Holding, Inc. (the Company) and majority-owned and controlled subsidiaries.  Additionally, the consolidated financial statements include the accounts of CBRE prior to the 2001 Merger as CBRE is considered the predecessor to the Company for purposes of Regulation S-X.  The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in the accompanying consolidated balance sheets.  All significant intercompany accounts and transactions have been eliminated in consolidation

The Company’s investments in unconsolidated subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for under the equity method.  Accordingly, the Company’s share of the earnings of these equity-method basis companies is included in consolidated net income.  All other investments held on a long-term basis are valued at cost less any impairment in value.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of CBRE at July 20, 2001, the date of the 2001 Merger.  Other intangible assets include a trademark, which was separately identified as a result of the 2001 Merger.  The trademark is not being amortized and has an indefinite estimated life.  The remaining other intangible assets represent management contracts and loan servicing rights and are amortized on a straight-line basis over estimated useful lives ranging up to ten years.

The Company fully adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.  This statement requires the Company to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information.  The Company engages a third-party valuation firm to perform an annual assessment of its goodwill and other intangible assets deemed to have indefinite lives for impairment as of the beginning of the fourth quarter of each year.  The Company also assesses its goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.”  This interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be consolidated with its primary beneficiary.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns or if the VIE does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003.  The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.  The adoption of this interpretation is not expected to have a material impact on the Company’s financial position or results of operations.

Forward-Looking Statements

Portions of this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the ‘‘safe harbor’’ provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements, which are generally identified by the use of terms such as “will”, “expected” or similar expressions, involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Form 10-Q. Any forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in its expectations or results or any change in events.  Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

Approximately 28% of the Company’s business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. The Company routinely monitors its transaction exposure to currency exchange rate changes and occasionally enters into currency forward and option contracts to limit its exposure, as appropriate. The Company does not engage in any speculative activities in respect of foreign currency.

The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of interest rate fluctuations on its variable rate debt. If interest rates were to increase by 49 basis points, which would comprise approximately 10% of the weighted average variable rates at March 31, 2003, the net impact would be a decrease of $0.4 million on pre-tax income and cash provided by operating activities for the three months ending March 31, 2003.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Within ninety days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer dated May 14, 2003.
99.2	Certification of Chief Financial Officer dated May 14, 2003.

(b)                                 Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on February 26, 2003 with regard to the Company’s conference call on February 20, 2003 discussing fourth quarter 2002 operating results.

The registrant filed a Current Report on Form 8-K on February 24, 2003 with regard to a press release issued on February 20, 2003 discussing the Company’s operating results for the fourth quarter of 2002.

The registrant filed an amended Current Report on Form 8-K on February 20, 2003 with regard to a press release issued on February 18, 2003 to include as an exhibit the Agreement and Plan of Merger, dated as of February 17, 2003, by and among Insignia Financial Group, Inc., CBRE Holding, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp.

The registrant filed a Current Report on Form 8-K on February 18, 2003 with regard to a press release issued on February 18, 2003 to announce a merger agreement by and among Insignia Financial Group, Inc., CBRE Holding, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE HOLDING, INC.

Date: May 14, 2003	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer

CERTIFICATIONS

I, Raymond E. Wirta, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of CBRE Holding, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003	/s/ Raymond E. Wirta
Raymond E. Wirta
Chief Executive Officer

I, Kenneth J. Kay, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of CBRE Holding, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer