Form 10-Q
period 2003-06-30
CBRE HOLDING INC
filed 2003-08-14
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to

Commission File Number 000 - 32983

CBRE HOLDING, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

865 South Figueroa Street, Suite 3400 Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

(213) 613-3226	355 South Grand Avenue, Suite 3100 Los Angeles, CA 90071
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year if changed since last report)

                             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

                             Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒.

                             The number of shares of Class A and Class B common stock outstanding at July 31, 2003 was 2,567,814 and 19,271,948, respectively.

CBRE HOLDING, INC.

FORM 10-Q

June 30, 2003

CBRE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$23,018	$79,701
Receivables, less allowance for doubtful accounts of $11,478 and $10,892 at June 30, 2003 and December 31, 2002, respectively	154,224	166,213
Warehouse receivable	138,240	63,140
Prepaid expenses	19,623	9,748
Deferred tax assets, net	19,758	18,723
Other current assets	14,143	8,415
Total current assets	369,006	345,940
Property and equipment, net	68,959	66,634
Goodwill	577,137	577,137
Other intangible assets, net of accumulated amortization of $10,193 and $7,739 at June 30, 2003 and December 31, 2002, respectively	89,494	91,082
Deferred compensation assets	69,533	63,642
Investments in and advances to unconsolidated subsidiaries	57,691	50,208
Deferred tax assets, net	35,972	36,376
Cash held in escrow	200,000	—
Other assets	94,109	93,857
Total assets	$1,561,901	$1,324,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$98,096	$102,415
Compensation and employee benefits payable	61,491	63,734
Accrued bonus and profit sharing	49,853	103,858
Income taxes payable	—	15,451
Short-term borrowings:
Warehouse line of credit	138,240	63,140
Revolver and swingline credit facility.	11,250	—
Other	56,149	47,925
Total short-term borrowings	205,639	111,065
Current maturities of long-term debt	10,760	10,711
Total current liabilities	425,839	407,234
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $2,945 and $3,057 at June 30, 2003 and December 31, 2002, respectively	226,055	225,943
Senior secured term loans	206,013	211,000
9¾% senior notes	200,000	—
16% senior notes, net of unamortized discount of $4,971 and $5,107 at June 30, 2003 and December 31, 2002, respectively	63,344	61,863
Other long-term debt	12,320	12,327
Total long-term debt	707,732	511,133
Deferred compensation liability	112,741	106,252
Other liabilities	56,836	43,301
Total liabilities	1,303,148	1,067,920
Minority interest	6,081	5,615
Commitments and contingencies
Stockholders’ Equity:
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 1,835,123 and 1,793,254 shares issued and outstanding (including treasury shares) at June 30, 2003 and December 31, 2002, respectively	18	17
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 12,624,813 shares issued and outstanding at June 30, 2003 and December 31, 2002	127	127
Additional paid-in capital	241,475	240,574
Notes receivable from sale of stock	(4,762)	(4,800)
Accumulated earnings	39,978	36,153
Accumulated other comprehensive loss	(22,272)	(18,998)
Treasury stock at cost, 120,174 and 110,174 shares at June 30, 2003 and December 31, 2002, respectively	(1,892)	(1,732)
Total stockholders’ equity	252,672	251,341
Total liabilities and stockholders’ equity	$1,561,901	$1,324,876

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$321,717	$284,893	$585,441	$508,883

Costs and expenses:
Cost of services	153,066	128,782	276,665	227,836
Operating, administrative and other	137,421	124,353	263,596	240,206
Depreciation and amortization	6,329	4,111	12,500	11,703
Equity income from unconsolidated subsidiaries	(3,801)	(1,639)	(6,864)	(3,644)
Merger-related charges	3,310	23	3,310	605

Operating income	25,392	29,263	36,234	32,177
Interest income	701	534	1,776	1,398
Interest expense	16,940	14,904	31,264	30,921

Income before provision for income tax	9,153	14,893	6,746	2,654
Provision for income tax	3,981	7,604	2,921	1,460

Net income	$5,172	$7,289	$3,825	$1,194

Basic income per share	$0.34	$0.48	$0.25	$0.08

Weighted average shares outstanding for basic income per share	15,040,868	15,034,616	15,035,075	15,042,584

Diluted income per share	$0.34	$0.48	$0.25	$0.08

Weighted average shares outstanding for diluted income per share	15,344,038	15,217,186	15,321,994	15,212,141

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,825	$1,194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,500	11,703
Deferred compensation plan deferrals	4,336	5,043
Equity income from unconsolidated subsidiaries	(6,864)	(3,644)
Decrease in receivables	9,113	22,969
Increase in prepaid expenses and other assets	(7,005)	(5,422)
Decrease in compensation and employee benefits and accrued bonus and profit sharing	(59,651)	(58,982)
Decrease in accounts payable and accrued expenses	(14,864)	(822)
Decrease in income taxes payable	(17,540)	(8,921)
Other operating activities, net	1,595	(3,250)
Net cash used in operating activities	(74,555)	(40,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	(1,171)	(5,363)
Acquisition of businesses including net assets acquired, intangibles and goodwill	1,343	(9,892)
Other investing activities, net	2,224	(955)
Net cash provided by (used in) investing activities	2,396	(16,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	140,600	134,250
Repayment of revolver and swingline credit facility	(129,350)	(104,250)
Proceeds from (repayment of) senior notes and other loans, net	7,330	(6,329)
Repayment of senior secured term loans	(4,675)	(4,676)
Other financing activities, net	266	(1,085)
Net cash provided by financing activities	14,171	17,910
NET DECREASE IN CASH AND CASH EQUIVALENTS	(57,988)	(38,432)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	79,701	57,450
Effect of currency exchange rate changes on cash	1,305	(807)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$23,018	$18,211
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$26,570	$27,205
Income taxes, net of refunds	$19,535	$10,779

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

2.        New Accounting Pronouncements

            In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be consolidated with its primary beneficiary. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns or if the VIE does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003.  The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.  The adoption of this interpretation is not expected to have a material impact on the Company’s financial position or results of operations.

            In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

3.              Basis of Preparation

            The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ materially from those estimates.  All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.  The consolidated financial statements and notes to the consolidated financial statements should be read in conjunction with the Company’s filing on form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the year ended December 31, 2002.

4.     Stock-Based Compensation

            In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting

for Stock-Based Compensation — Transition and Disclosure.”  This statement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, SFAS No. 148 amended APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition and the disclosure provisions are effective for fiscal years ending after December 15, 2002.  The amendments to APB No. 28 are effective for interim periods beginning after December 15, 2002.

            The Company continues to account for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and did not voluntarily change to the fair value based method of accounting for stock-based compensation.  Under this method, the Company does not recognize compensation expense for options that were granted at or above the market price of the underlying stock on the date of grant. Had compensation expense been determined consistent with SFAS No. 123, the Company’s net income and per share information would have been as follows on a pro-forma basis (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income as reported	$5,172	$7,289	$3,825	$1,194

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(147)	(138)	(293)	(275)

Pro forma net income	$5,025	$7,151	$3,532	$919
Basic EPS:
As Reported	$0.34	$0.48	$0.25	$0.08
Pro Forma	$0.33	$0.48	$0.23	$0.06
Diluted EPS:
As Reported	$0.34	$0.48	$0.25	$0.08
Pro Forma	$0.33	$0.47	$0.23	$0.06

            These pro forma amounts may not be representative of future pro forma results.

            The weighted average fair value of options and warrants granted was $1.15 and $2.48 for the three months ended June 30, 2003 and 2002, respectively, and $1.58 and $2.47 for the six months ended June 30, 2003 and 2002, respectively. Dividend yield is excluded from the calculation since it is the present intention of the Company to retain all earnings.  The fair value of each option grant and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Risk-free interest rate	2.37%	4.28%	2.98%	4.26%
Expected volatility	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years

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

5.  Goodwill and Other Intangible Assets

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

            There were no changes in the carrying value of goodwill for the six months ended June 30, 2003.

            Other intangible assets totaled $89.5 million and $91.1 million, net of accumulated amortization of $10.2 million and $7.7 million, as of June 30, 2003 and December 31, 2002, respectively, and are comprised of the following (dollars in thousands):

	As of June 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets
Management contracts	$19,641	$7,232	$18,887	$5,605
Loan servicing rights	16,346	2,961	16,234	2,134
Total	$35,987	$10,193	$35,121	$7,739

Unamortizable intangible assets
Trademark	$63,700		$63,700

            In accordance with SFAS No. 141, “Business Combinations,” the trademark was separately identified as a result of the 2001 Merger and has an indefinite life.  The management contracts and loan servicing rights are amortized over useful lives ranging up to ten years.  Amortization expense related to these intangible assets was $0.9 million and $1.9 million for the three and six months ended June 30, 2003, respectively.  The estimated amortization expense for the five years ending December 31, 2007 approximates $3.8 million, $3.7 million, $3.7 million, $3.4 million and $3.4 million, respectively.

6.   Investments in and Advances to Unconsolidated Subsidiaries

            Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	June 30, 2003	December 31, 2002

Current assets	$136,746	$127,635
Noncurrent assets	$1,749,316	$1,552,546
Current liabilities	$155,825	$108,463
Noncurrent liabilities	$692,920	$664,241
Minority interest	$4,234	$3,938

Condensed Statements of Operations Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net revenue	$103,782	$88,576	$202,813	$168,906
Operating income	$32,146	$23,344	$55,750	$40,549
Net income (loss)	$26,711	$(3,771)	$47,787	$9,456

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

            At December 31, 2002, included in other current assets in the accompanying consolidated balance sheets was a note receivable from the Company’s equity investment in Investor 1031, LLC in the amount of $1.2 million.  This note was issued on June 20, 2002, bore interest at 20.0% per annum and was due on July 15, 2003.  This note and related interest were repaid in full during the second quarter of 2003.

7.        Debt

            The Company issued $200.0 million in aggregate principal amount of 9¾% Senior Notes due May 15, 2010 (the 9¾% Senior Notes), which were issued and sold by CBRE Escrow, Inc. (CBRE Escrow) on May 22, 2003 and assumed by CBRE in connection with the Insignia Acquisition (see Note 14). The 9¾% Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company. The 9¾% Senior Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and its domestic subsidiaries. Interest accrues at a rate of 9¾% per annum and is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003.  The 9¾% Senior Notes are redeemable at the Company’s option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter.  In addition, before May 15, 2006, the Company may redeem up to 35.0% of the originally issued amount of the 9¾% Senior Notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, the Company is obligated to make an offer to purchase the 9¾% Senior Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the 9¾% Senior Notes included in the accompanying consolidated balance sheets was $200.0 million as of June 30, 2003.

            In accordance with the terms of the debt offering, the proceeds from the sale of the 9¾% Senior Notes were placed in escrow until the close of the Insignia Acquisition.  Accordingly, the Company had $200.0 million of cash held in escrow included in the accompanying consolidated balance sheet as of June 30, 2003.

            The Company issued $229.0 million in aggregate principal amount of 11¼% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the 2001 Merger.  The Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and its domestic subsidiaries.  The Notes require semi-annual payments of interest in arrears on June 15 and December 15, having commenced on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings.  In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.1 million and $225.9 million as of June 30, 2003 and December 31, 2002, respectively.

            In connection with the 2001 Merger, the Company entered into a $325.0 million Senior Credit Facility (the Credit Facility) with Credit Suisse First Boston (CSFB) and other lenders. The Credit Facility is jointly and severally guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of their assets.  The Credit Facility includes a Tranche A term facility of $50.0 million, maturing on July 20, 2007; a Tranche B term facility of $185.0 million, maturing on July 18, 2008; and a revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007.  Borrowings under the Tranche A and revolving facility bear interest at varying rates based on the Company’s option, at either the applicable LIBOR plus 2.50% to 3.25% or the alternate base rate plus 1.50% to 2.25% as determined by reference to the Company’s ratio of total debt less available cash to EBITDA, which is defined in the debt agreement.  Borrowings under the Tranche B facility bear interest at varying rates based on the Company’s option at either the applicable LIBOR plus 3.75% or the alternate base rate plus

2.75%.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.

            The Tranche A facility will be repaid by July 20, 2007 through quarterly principal payments over six years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility requires quarterly principal payments of approximately $0.5 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by the Company. The Company repaid its revolving credit facility as of November 5, 2002 and at June 30, 2003 had an outstanding balance on the line of credit of $11.3 million. The total amount outstanding under the credit facility included in senior secured term loans, current maturities of long-term debt and short-term borrowings in the accompanying consolidated balance sheets was $227.6 million and $221.0 million as of June 30, 2003 and December 31, 2002, respectively.

            In connection with the 2001 Merger, the Company also issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011 (the Senior Notes).  The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company.  Interest accrues at a rate of 16.0% per year and is payable quarterly in arrears.  Interest may be paid in kind to the extent CBRE’s ability to pay cash dividends is restricted by the terms of the Credit Facility.  Additionally, interest in excess of 12.0% may, at the Company’s option, be paid in kind through July 2006.  The Company elected to pay in kind interest in excess of 12.0%, or 4.0%, that was payable on April 20, 2002, July 20, 2002, October 20, 2002, January 20, 2003 and April 20, 2003.  The Senior Notes are redeemable at the Company’s option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. As of June 30, 2003, the redemption price was 112.8% of par.  In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes at 101.0% of par. The total amount of the Senior Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $63.3 million and $61.9 million as of June 30, 2003 and December 31, 2002, respectively.

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

            The Notes, the Credit Facility, the Senior Notes and the 9¾% Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.  The Credit Facility requires the Company to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt.  The Credit Facility also requires the Company to pay a facility fee based on the total amount of the unused commitment.

            The Company had short-term borrowings of $205.6 million and $111.1 million with related weighted average interest rates of 3.1% and 3.9% as of June 30, 2003 and December 31, 2002, respectively.

            A subsidiary of the Company has had a credit agreement with Residential Funding Corporation (RFC) since 2001 for the purpose of funding mortgage loans that will be resold.  On December 16, 2002, the Company entered into the Third Amended and Restated Warehousing Credit and Security Agreement effective December 20, 2002.  The agreement provides for a revolving line of credit of $200.0 million, bears interest at the lower of one-month LIBOR or 2.0% (RFC Base Rate) plus 1.0% and expires on August 31, 2003. On March 28, 2003, the Company was notified that effective May 1, 2003, the RFC Base Rate would be lowered to the greater of one-month LIBOR or 1.5%. On June 25, 2003, the agreement was further modified to provide a temporary revolving line of credit increase of $200.0 million that resulted in a total line of credit equaling $400.0 million, which expires on August 30, 2003 and to change the RFC Base Rate to one-month LIBOR plus 1.0%.

            During the quarter ended June 30, 2003, the Company had a maximum of $178.7 million revolving line of credit principal outstanding with RFC.  At June 30, 2003 and December 31, 2002, respectively, the Company had a $138.2 million and a $63.1 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.  Additionally, the Company had a $138.2 million and a $63.1 million warehouse receivable, which are also included in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively.

            A subsidiary of the Company has a credit agreement with JP Morgan Chase.  The credit agreement provides for a non-recourse revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank’s cost of funds and expires on May 28, 2004.  At June 30, 2003 and December 31, 2002 the Company had no revolving line of credit principal outstanding with JP Morgan Chase.

            During 2001, the Company incurred $37.2 million of non-recourse debt through a joint venture.  In June 2003, the maturity date on this non-recourse debt was extended to June 24, 2004.  At June 30, 2003 and December 31, 2002, respectively, the Company had $39.3 million and $40.0 million of non-recourse debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

8.  Commitments and Contingencies

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

            The Company had outstanding letters of credit totaling $17.4 million and $7.8 million as of June 30, 2003 and December 31, 2002, respectively, which include the Fannie Mae letter of credit discussed in the preceding paragraph. The letters of credit expire at varying dates through March 2004.

            An important part of the strategy for the Company’s investment management business involves investing the Company’s own capital in certain real estate investments with its clients. These co-investments typically range from 2% to 5% of the equity in a particular fund.  As of June 30, 2003, the Company had committed an additional $33.1 million to fund future co-investments.

9.  Comprehensive Income

            Comprehensive income consists of net income and other comprehensive income (loss).  Accumulated other comprehensive loss consists of foreign currency translation adjustments and a minimum pension liability adjustment. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-US subsidiaries are deemed to be reinvested for an indefinite period of time.

            The following table provides a summary of comprehensive income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$5,172	$7,289	$3,825	$1,194
Foreign currency translation (loss) gain	(3,395)	10,564	(3,274)	10,312

Comprehensive income	$1,777	$17,853	$551	$11,506

10.  Per Share Information

            Basic income per share for the Company was computed by dividing the net income by the weighted average number of common shares outstanding of 15,040,868 and 15,034,616 for the three months ended June 30, 2003 and 2002, respectively, and 15,035,075 and 15,042,584 for the six months ended June 30, 2003 and 2002, respectively.

            Diluted income per share for the three months ended June 30, 2003 and 2002 included the dilutive effect of contingently issuable shares of 303,170 and 182,570, respectively.  Diluted income per share for the six months ended June 30, 2003 and 2002 included the dilutive effect of contingently issuable shares of 286,919 and 169,557, respectively.

11.  Fiduciary Funds

            The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $400.7 million and $414.6 million at June 30, 2003 and December 31, 2002, respectively.

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

            The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002; condensed consolidating statements of operations for the three and six months ended June 30, 2003 and 2002, and condensed consolidating statements of cash flows for the six months ended June 30, 2003 and 2002, of (a) Holding, the parent, (b) CBRE, which is the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis; and (2) Elimination entries necessary to consolidate CBRE Holding, Inc., the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

            Investments in consolidated subsidiaries are presented using the equity method of accounting.  The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$9	$196	$14,954	$7,859	$—	$23,018
Receivables, less allowance for doubtful accounts	35	280	57,970	95,939	—	154,224
Warehouse receivable	—	—	138,240	—	—	138,240
Prepaid and other current assets	21,726	19,739	15,913	13,863	(17,717)	53,524
Total current assets	21,770	20,215	227,077	117,661	(17,717)	369,006
Property and equipment, net	—	—	52,143	16,816	—	68,959
Goodwill	—	—	442,965	134,172	—	577,137
Other intangible assets, net	—	—	87,574	1,920	—	89,494
Deferred compensation assets	—	69,533	—	—	—	69,533
Investment in and advances to unconsolidated subsidiaries	—	4,774	46,021	6,896	—	57,691
Investment in consolidated subsidiaries	285,237	300,020	64,654	—	(649,911)	—
Inter-company loan receivable	—	446,513	—	—	(446,513)	—
Deferred tax assets, net	35,972	—	—	—	—	35,972
Cash held in escrow	—	200,000	—	—	—	200,000
Other assets	4,611	24,395	13,766	51,337	—	94,109
Total assets	$347,590	$1,065,450	$934,200	$328,802	$(1,114,141)	$1,561,901

Current Liabilities:
Accounts payable and accrued expenses	$2,133	$13,866	$24,626	$57,471	$—	$98,096
Inter-company payable	17,717	—	—	—	(17,717)	—
Compensation and employee benefits payable	—	—	39,170	22,321	—	61,491
Accrued bonus and profit sharing	—	—	28,765	21,088	—	49,853
Short-term borrowings:
Warehouse line of credit	—	—	138,240	—	—	138,240
Revolving credit and swingline facility	—	11,250	—	—	—	11,250
Other	—	—	876	55,273	—	56,149
Total short-term borrowings	—	11,250	139,116	55,273	—	205,639
Current maturities of long-term debt	—	10,288	—	472	—	10,760
Total current liabilities	19,850	35,404	231,677	156,625	(17,717)	425,839
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	226,055	—	—	—	226,055
Senior secured term loans	—	206,013	—	—	—	206,013
9¾% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	63,344	—	—	—	—	63,344
Other long-term debt	—	—	12,129	191	—	12,320
Inter-company loan payable	—	—	370,513	76,000	(446,513)	—
Total long-term debt	63,344	632,068	382,642	76,191	(446,513)	707,732
Deferred compensation liability	—	112,741	—	—	—	112,741
Other liabilities	11,724	—	19,861	25,251	—	56,836
Total liabilities	94,918	780,213	634,180	258,067	(464,230)	1,303,148

Minority interest	—	—	—	6,081	—	6,081

Commitments and contingencies

Stockholders’ Equity:	252,672	285,237	300,020	64,654	(649,911)	252,672

Total liabilities and stockholders’ equity	$347,590	$1,065,450	$934,200	$328,802	$(1,114,141)	$1,561,901

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$127	$54	$74,173	$5,347	$—	$79,701
Receivables, less allowance for doubtful accounts	—	40	61,624	104,549	—	166,213
Warehouse receivable	—	—	63,140	—	—	63,140
Prepaid and other current assets	18,723	22,201	8,432	7,729	(20,199)	36,886
Total current assets	18,850	22,295	207,369	117,625	(20,199)	345,940
Property and equipment, net	—	—	51,419	15,215	—	66,634
Goodwill	—	—	442,965	134,172	—	577,137
Other intangible assets, net	—	—	89,075	2,007	—	91,082
Deferred compensation assets	—	63,642	—	—	—	63,642
Investment in and advances to unconsolidated subsidiaries	—	4,782	39,205	6,221	—	50,208
Investment in consolidated subsidiaries	302,593	322,794	66,162	—	(691,549)	—
Inter-company loan receivable	—	429,396	—	—	(429,396)	—
Deferred tax assets, net	36,376	—	—	—	—	36,376
Other assets	4,896	17,464	20,453	51,044	—	93,857
Total assets	$362,715	$860,373	$916,648	$326,284	$(1,141,144)	$1,324,876

Current Liabilities:
Accounts payable and accrued expenses	$2,137	$4,610	$36,895	$58,773	$—	$102,415
Inter-company payable	20,199	—	—	—	(20,199)	—
Compensation and employee benefits payable	—	—	40,938	22,796	—	63,734
Accrued bonus and profit sharing	—	—	59,942	43,916	—	103,858
Income taxes payable	15,451	—	—	—	—	15,451
Short-term borrowings:
Warehouse line of credit	—	—	63,140	—	—	63,140
Other	—	—	16	47,909	—	47,925
Total short-term borrowings	—	—	63,156	47,909	—	111,065
Current maturities of long-term debt	—	9,975	—	736	—	10,711
Total current liabilities	37,787	14,585	200,931	174,130	(20,199)	407,234
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	225,943	—	—	—	225,943
Senior secured term loans	—	211,000	—	—	—	211,000
16% senior notes, net of unamortized discount	61,863	—	—	—	—	61,863
Other long-term debt	—	—	12,129	198	—	12,327
Inter-company loan payable	—	—	362,344	67,052	(429,396)	—
Total long-term debt	61,863	436,943	374,473	67,250	(429,396)	511,133
Deferred compensation liability	—	106,252	—	—	—	106,252
Other liabilities	11,724	—	18,450	13,127	—	43,301
Total liabilities	111,374	557,780	593,854	254,507	(449,595)	1,067,920

Minority interest	—	—	—	5,615	—	5,615

Commitments and contingencies

Stockholders’ Equity:	251,341	302,593	322,794	66,162	(691,549)	251,341

Total liabilities and stockholders’ equity	$362,715	$860,373	$916,648	$326,284	$(1,141,144)	$1,324,876

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$227,829	$93,888	$—	$321,717
Costs and expenses:
Cost of services	—	—	113,003	40,063	—	153,066
Operating, administrative and other	56	2,742	89,855	44,768	—	137,421
Depreciation and amortization	—	—	4,308	2,021	—	6,329
Equity income from unconsolidated subsidiaries	—	—	(3,673)	(128)	—	(3,801)
Merger-related charges	—	—	1,739	1,571	—	3,310
Operating (loss) income	(56)	(2,742)	22,597	5,593	—	25,392
Interest income	33	9,471	629	35	(9,467)	701
Interest expense	2,944	10,204	11,247	2,012	(9,467)	16,940
Equity income of consolidated subsidiaries	7,222	6,893	1,879	—	(15,994)	—
Income before (benefit) provision for income tax	4,255	3,418	13,858	3,616	(15,994)	9,153
(Benefit) provision for income tax	(917)	(3,804)	6,965	1,737	—	3,981
Net income	$5,172	$7,222	$6,893	$1,879	$(15,994)	$5,172

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$205,051	$79,842	$—	$284,893
Costs and expenses:
Cost of services	—	—	97,778	31,004	—	128,782
Operating, administrative and other	140	1,210	86,962	36,041	—	124,353
Depreciation and amortization	—	—	2,446	1,665	—	4,111
Equity income from unconsolidated subsidiaries	—	(179)	(1,280)	(180)	—	(1,639)
Merger-related charges	—	23	—	—	—	23
Operating (loss) income	(140)	(1,054)	19,145	11,312	—	29,263
Interest income	40	13,250	297	168	(13,221)	534
Interest expense	2,821	10,943	12,279	2,082	(13,221)	14,904
Equity income of consolidated subsidiaries	9,499	11,260	6,951	—	(27,710)	—
Income before (benefit) provision for income tax	6,578	12,513	14,114	9,398	(27,710)	14,893
(Benefit) provision for income tax	(711)	3,014	2,854	2,447	—	7,604
Net income	$7,289	$9,499	$11,260	$6,951	$(27,710)	$7,289

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$418,319	$167,122	$—	$585,441
Costs and expenses:
Cost of services	—	—	202,700	73,965	—	276,665
Operating, administrative and other	156	4,710	172,890	85,840	—	263,596
Depreciation and amortization	—	—	8,542	3,958	—	12,500
Equity (income) loss from unconsolidated subsidiaries	—	(24)	(6,922)	82	—	(6,864)
Merger-related charges	—	—	1,739	1,571	—	3,310
Operating (loss) income	(156)	(4,686)	39,370	1,706	—	36,234
Interest income	69	18,784	1,084	601	(18,762)	1,776
Interest expense	5,853	20,270	20,102	3,801	(18,762)	31,264
Equity income (loss) of consolidated subsidiaries	7,553	10,271	(2,770)	—	(15,054)	—
Income (loss) before (benefit) provision for income tax	1,613	4,099	17,582	(1,494)	(15,054)	6,746
(Benefit) provision for income tax	(2,212)	(3,454)	7,311	1,276	—	2,921
Net income (loss)	$3,825	$7,553	$10,271	$(2,770)	$(15,054)	$3,825

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$373,611	$135,272	$—	$508,883
Costs and expenses:
Cost of services	—	—	169,433	58,403	—	227,836
Operating, administrative and other	240	3,588	168,124	68,254	—	240,206
Depreciation and amortization	—	—	7,647	4,056	—	11,703
Equity income from unconsolidated subsidiaries	—	(346)	(2,558)	(740)	—	(3,644)
Merger-related charges	—	605	—	—	—	605
Operating (loss) income	(240)	(3,847)	30,965	5,299	—	32,177
Interest income	85	23,065	1,000	254	(23,006)	1,398
Interest expense	5,615	21,410	21,634	5,268	(23,006)	30,921
Equity income (loss) of consolidated subsidiaries	4,288	9,429	(305)	—	(13,412)	—
(Loss) income before (benefit) provision for income tax	(1,482)	7,237	10,026	285	(13,412)	2,654
(Benefit) provision for income tax	(2,676)	2,949	597	590	—	1,460
Net income	$1,194	$4,288	$9,429	$(305)	$(13,412)	$1,194

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(19,622)	$275	$(30,711)	$(24,497)	$(74,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(6,450)	5,279	(1,171)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	1,343	—	1,343
Other investing activities, net	—	26	2,682	(484)	2,224

Net cash provided by (used in) investing activities	—	26	(2,425)	4,795	2,396

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	140,600	—	—	140,600
Repayment of revolver and swingline credit facility	—	(129,350)	—	—	(129,350)
Proceeds from short term borrowings and other loans, net	—	—	—	7,330	7,330
Repayment of senior secured term loans	—	(4,675)	—	—	(4,675)
Decrease (increase) in intercompany receivables, net	19,031	(6,734)	(26,083)	13,786	—
Other financing activities, net	473	—	—	(207)	266

Net cash provided by (used in) financing activities	19,504	(159)	(26,083)	20,909	14,171

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.	(118)	142	(59,219)	1,207	(57,988)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	1,305	1,305

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$9	$196	$14,954	$7,859	$23,018

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$4,038	$20,907	$526	$1,099	$26,570
Income taxes, net of refunds	$19,535	$—	$—	$—	$19,535

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$1,055	$(3,332)	$(26,271)	$(11,584)	$(40,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(4,002)	(1,361)	(5,363)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	(10,334)	442	—	(9,892)
Other investing activities, net	—	—	(2,231)	1,276	(955)

Net cash used in investing activities	—	(10,334)	(5,791)	(85)	(16,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	134,250	—	—	134,250
Repayment of revolver and swingline credit facility	—	(104,250)	—	—	(104,250)
Repayment of senior notes and other loans, net	—	—	(2,634)	(3,695)	(6,329)
Repayment of senior secured term loans	—	(4,676)	—	—	(4,676)
(Increase) decrease in intercompany receivables, net	—	(12,296)	3,827	8,469	—
Other financing activities, net	(842)	(151)	(80)	(12)	(1,085)

Net cash (used in) provided by financing activities	(842)	12,877	1,113	4,762	17,910

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.	213	(789)	(30,949)	(6,907)	(38,432)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of exchange rate changes on cash	—	—	—	(807)	(807)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$216	$142	$11,255	$6,598	$18,211

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$4,550	$18,945	$895	$2,815	$27,205
Income taxes, net of refunds	$10,779	$—	$—	$—	$10,779

13.            Industry Segments

            The Company reports its operations through three geographically organized segments:  (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific.  The Americas consist of operations in the U.S., Canada, Mexico and South America.  EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.  The following table summarizes the revenue and operating income by operating segment (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue
Americas	$242,537	$215,908	$442,487	$394,521
EMEA	52,152	43,298	97,630	73,371
Asia Pacific	27,028	25,687	45,324	40,991
	$321,717	$284,893	$585,441	$508,883
Operating income
Americas	$20,826	$18,468	$35,290	$26,600
EMEA	1,383	4,953	599	1,950
Asia Pacific	3,183	5,842	345	3,627
	25,392	29,263	36,234	32,177

Interest income	701	534	1,776	1,398
Interest expense	16,940	14,904	31,264	30,921

Income before provision for income tax	$9,153	$14,893	$6,746	$2,654

14.    Subsequent Event

            On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003 (the Insignia Acquisition Agreement), by and among the Company, CBRE, Apple Acquisition Corp. (the Merger Sub), a Delaware corporation and wholly owned subsidiary of CBRE, and Insignia Financial Group, Inc. (Insignia), a Delaware corporation, the Merger Sub was merged with and into Insignia (the Insignia Acquisition).  Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CBRE.

            In conjunction with and immediately prior to the Insignia Acquisition, Island Fund I, L.L.C. (Island), a Delaware limited liability company, which is affiliated with Andrew L. Farkas, Insignia’s former Chairman and Chief Executive Officer, and certain of Insignia’s other former officers, completed the purchase of certain real estate investment assets of Insignia, pursuant to a Purchase Agreement, dated as of May 28, 2003 (the Island Purchase Agreement), by and among Insignia, the Company, CBRE, the Merger Sub and Island.

            Pursuant to the terms of the Insignia Acquisition Agreement, as a result of the completion of the Insignia Acquisition, the sale pursuant to the Island Purchase Agreement prior to the Insignia Acquisition and the satisfaction of certain conditions set forth in the Insignia Acquisition Agreement, (i) each issued and outstanding share of Insignia Common Stock (other than treasury shares), par value $0.01 per share, was converted into the right to receive $11.156 in cash, without interest (the Insignia Common Stock Merger Consideration), (ii) each issued and outstanding share of Insignia’s Series A Preferred Stock, par value $0.01 per share, and Series B Preferred Stock, par value $0.01 per share, was converted into the right to receive $100.00 per share, plus accrued and unpaid dividends, (iii) all outstanding warrants and options other than as described below, whether vested or unvested, were canceled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of the Insignia Common Stock Merger Consideration over the per share exercise price of the option or warrant, multiplied by the number of shares of Insignia Common Stock subject to the option or warrant less any applicable withholding taxes, and (iv) outstanding options to purchase Insignia Common Stock granted pursuant to Insignia’s 1998 Stock Investment Plan, whether vested or unvested, were canceled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of the higher of (x) the Insignia Common Stock Merger Consideration, or (y) the highest final sale price per share of the

Insignia Common Stock as reported on the New York Stock Exchange (NYSE) at any time during the 60-day period preceding the closing of the Insignia Acquisition (which was $11.20), over the exercise price of the options, multiplied by the number of shares of Insignia Common Stock subject to the options, less any applicable withholding taxes.  Following the Insignia Acquisition, the Insignia Common Stock was delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended.

            The funding to complete the Insignia Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Insignia, was obtained through (i) the sale of 6,587,135 shares of the Company’s Class B Common Stock, par value $0.01 per share, to Blum Strategic, a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership and Blum Strategic Partners II GmbH & Co. KG, a German limited partnership, for an aggregate cash purchase price of $105,394,160, (ii) the sale of 227,865 shares of the Company’s Class A Common Stock, par value $.01 per share, to DLJ Investment Partners, L.P., a Delaware limited partnership, DLJ Investment Partners II, L.P., a Delaware limited partnership, DLJIP II Holdings, L.P., a Delaware limited partnership, for an aggregate cash purchase price of $3,645,840, (iii) the sale of 625,000 shares of the Company’s Class A Common Stock to California Public Employees’ Retirement System for an aggregate cash purchase price of $10,000,000, (iv) the sale of 60,000 shares of the Company’s Class B Common Stock to Frederic V. Malek for an aggregate cash purchase price of $960,000, (v) the release from escrow of the net proceeds from the offering by CBRE Escrow, a wholly owned subsidiary of CBRE that merged with and into CBRE in connection with the Insignia Acquisition, of $200.0 million of 9¾% Senior Notes due May 15, 2010, which Senior Notes had been issued and sold by CB Escrow on May 22, 2003, (vi) $75.0 million of term loan borrowings under the Amended and Restated Credit Agreement (see Note 14), dated as of May 22, 2003, by and among CBRE, the lenders named therein and CSFB as Administrative Agent and Collateral Agent and (vii) $36,870,229.61 of cash proceeds from the completion of the sale to Island.

            In connection with the Insignia Acquisition, the Company entered into an amended and restated credit agreement with CSFB and other lenders. The amendment and restatement modified certain terms of the Company’s existing Credit Facility.  The Credit Facility was, and the amended and restated Credit Facility continues to be, jointly and severally guaranteed by the Company and its domestic subsidiaries and secured by substantially all of their assets.  The amended and restated Credit Facility includes a Tranche A term facility of $50.0 million (which was fully drawn in connection with the 2001 Merger), maturing on July 20, 2007; a Tranche B term facility of $260.0 million ($185.0 million of which was drawn in connection with the 2001 Merger), maturing on July 18, 2008; and a revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007.  After the amendment and restatement, borrowings under the Tranche A and revolving facility bear interest at varying rates based on the Company’s option, at either the applicable LIBOR plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%, in both cases as determined by reference to the Company’s ratio of total debt less available cash to EBITDA, which are defined in the amended and restated credit agreement.  After the amendment and restatement, borrowings under the Tranche B facility bear interest at varying rates based on the Company’s option at either the applicable LIBOR plus 4.25% or the alternate base rate plus 3.25%.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.

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

            On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003 (the Insignia Acquisition Agreement), by and among the Company, CBRE, Apple Acquisition Corp. (the Merger Sub), a Delaware corporation and wholly owned subsidiary of CBRE, and Insignia Financial Group, Inc. (Insignia), a Delaware corporation, the Merger Sub was merged with and into Insignia (the Insignia Acquisition).  Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CBRE.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

            The Company reported consolidated net income of $5.2 million for the three months ended June 30, 2003 on revenue of $321.7 million as compared to consolidated net income of $7.3 million on revenue of $284.9 million for the three months ended June 30, 2002.

            Revenue on a consolidated basis increased $36.8 million or 12.9% during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  The increase was driven by higher sales transaction revenue and appraisal fees in the Americas as well as increased worldwide lease transaction revenue and consultation fees.

            Cost of services on a consolidated basis totaled $153.1 million, an increase of $24.3 million or 18.9% from the second quarter of 2002. This increase was mainly due to higher commission expense driven by increased sales transaction revenue in the Americas as well as increased worldwide payroll related costs, primarily insurance. As a result of the latter, cost of services as a percentage of revenue increased from 45.2% for the second quarter of 2002 to 47.6% for the second quarter of the current year.

            Operating, administrative and other expenses on a consolidated basis were $137.4 million, an increase of $13.1 million or 10.5% for the three months ended June 30, 2003 as compared to the second quarter of the prior year. The increase was primarily driven by higher worldwide bonus and payroll related expenses, partially offset by foreign currency transaction gains resulting from the weaker United States (U.S.) dollar.  Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $5.0 million.

            Depreciation and amortization expense on a consolidated basis increased by $2.2 million or 54.0% mainly due to an increase in amortization expense for the three months ended June 30 2003 as compared to the same period of the prior year.  This was mainly due to a one-time reduction of amortization expense recorded in the prior year quarter, which arose from the adjustment of certain intangible assets to their estimated fair values as of their acquisition date as determined by independent third party appraisers.

            Equity income from unconsolidated subsidiaries increased $2.2 million or 131.9% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 primarily due to a gain on sale of owned units in an investment fund.

            Merger-related charges on a consolidated basis were $3.3 million for the three months ended June 30, 2003 and primarily consisted of consulting and severance costs attributable to the Insignia Acquisition.

            Consolidated interest expense was $16.9 million, an increase of $2.0 million or 13.7% for the three months ended June 30, 2003 as compared to the second quarter of the prior year.  This increase was primarily due to the additional debt issued in connection with the Insignia Acquisition.

            Provision for income tax on a consolidated basis was $4.0 million for the three months ended June 30, 2003 as compared to $7.6 million for the three months ended June 30, 2002.  The effective tax rate decreased from 51.1% for the second quarter of 2002 to 43.5% for the second quarter of 2003. This decrease was primarily due to non-taxable gains associated with the Company’s deferred compensation plan in the current year versus the non-deductible losses experienced in the prior year.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

            The Company reported consolidated net income of $3.8 million for the six months ended June 30, 2003 on revenue of $585.4 million as compared to consolidated net income of $1.2 million on revenue of $508.9 million for the six months ended June 30, 2002.

            Revenue on a consolidated basis increased $76.6 million or 15.0% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  The increase was driven by significantly higher worldwide sales transaction revenue as well as increased worldwide appraisal and consultation fees, and lease transaction revenue.

            Cost of services on a consolidated basis totaled $276.7 million, an increase of $48.8 million or 21.4% from the six months ended June 30, 2002. This increase was mainly due to higher worldwide sales transaction commissions driven by increased worldwide sales transaction revenue as well as increased worldwide payroll related costs, primarily insurance. As  a result of the latter, cost of services as a percentage of revenue increased from 44.8% for the six months ended June 30, 2002 to 47.3% for the six months ended June 30, 2003.

            Operating, administrative and other expenses on a consolidated basis were $263.6 million, an increase of $23.4 million or 9.7% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase was primarily driven by higher worldwide bonus and payroll related expenses as well as increased consulting expenses in the Americas and Europe.  These increases were partially offset by foreign currency transaction gains resulting from the weaker U.S. dollar.  Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $5.0 million.

            Depreciation and amortization expense on a consolidated basis increased by $0.8 million or 6.8% mainly due to an increase in amortization expense for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  This was mainly due to a one-time reduction of amortization expense recorded in the prior year, which arose from the adjustment of certain intangible assets to their estimated fair values as of their acquisition date as determined by independent third party appraisers.

            Equity income from unconsolidated subsidiaries increased $3.2 million or 88.4% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 primarily due to a gain on sale of owned units in an investment fund.

            Merger-related charges on a consolidated basis were $3.3 million and $0.6 million for the six months ended June 30, 2003 and 2002, respectively.  The current year charges primarily consisted of consulting and severance costs attributable to the Insignia Acquisition.  The prior year charges mainly represented costs for professional services related to the 2001 Merger.

            Consolidated interest expense for the six months ended June 30, 2003 was comparable to the six months ended June 30, 2002 at $31.3 million.

            Provision for income tax on a consolidated basis was $2.9 million for the six months ended June 30, 2003 as compared to $1.5 million for the six months ended June 30, 2002.  The effective tax rate decreased from 55.0% for the six months ended June 30, 2002 to 43.3% for the six months ended June 30, 2003. This decrease was primarily due to non-taxable gains associated with the Company’s deferred compensation plan in the current year versus the non-deductible losses experienced in the prior year.

Segment Operations

            The Company reports its operations through three geographically organized segments:  (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific.  The Americas consist of operations in the U.S., Canada, Mexico and South America.  EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.  The Americas current year results include merger-related charges of $1.7 million attributable to the Insignia Acquisition.  The Americas prior year results include merger-related charges of $0.6 million, which represent costs for professional services related to the 2001 Merger.  The EMEA current year results include merger-related charges of $1.6 million associated with the Insignia Acquisition.  The following table summarizes the revenue, costs and expenses, and operating income by operating segment for the periods ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2003	2002	2003	2002

Americas
Revenue	$242,537	$215,908	$442,487	$394,521
Costs and expenses:
Cost of services	120,936	103,643	215,929	181,254
Operating, administrative and other	97,985	92,634	187,182	180,961
Depreciation and amortization	4,669	2,716	9,191	8,207
Equity income from unconsolidated subsidiaries	(3,617)	(1,576)	(6,843)	(3,106)
Merger-related charges	1,738	23	1,738	605
Operating income	$20,826	$18,468	$35,290	$26,600
EBITDA	$25,495	$21,184	$44,481	$34,807
EBITDA margin	10.5%	9.8%	10.1%	8.8%

EMEA
Revenue	$52,152	$43,298	$97,630	$73,371
Costs and expenses:
Cost of services	20,818	15,521	40,381	29,281
Operating, administrative and other	27,489	21,964	53,149	40,176
Depreciation and amortization	908	861	1,821	1,974
Equity (income) loss from unconsolidated subsidiaries	(18)	(1)	108	(10)
Merger-related charges	1,572	—	1,572	—
Operating income	$1,383	$4,953	$599	$1,950
EBITDA	$2,291	$5,814	$2,420	$3,924
EBITDA margin	4.4%	13.4%	2.5%	5.3%

Asia Pacific
Revenue	$27,028	$25,687	$45,324	$40,991
Costs and expenses:
Cost of services	11,312	9,618	20,355	17,301
Operating, administrative and other	11,947	9,755	23,265	19,069
Depreciation and amortization	752	534	1,488	1,522
Equity income from unconsolidated subsidiaries	(166)	(62)	(129)	(528)
Operating income	$3,183	$5,842	$345	$3,627
EBITDA	$3,935	$6,376	$1,833	$5,149
EBITDA margin	14.6%	24.8%	4.0%	12.6%

Total operating income	$25,392	$29,263	$36,234	$32,177

Total EBITDA	$31,721	$33,374	$48,734	$43,880

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization of intangible assets.  Management believes that the presentation of EBITDA will enhance a reader’s understanding of the Company’s operating performance.  EBITDA is also a measure used by senior management to evaluate the performance of the Company’s various lines of business and for other required or discretionary purposes, such as the use of EBITDA as a significant component when measuring performance under the Company’s employee incentive programs.  Additionally, many of the Company’s debt covenants are based upon a measure similar to EBITDA.  EBITDA should not be considered as an alternative to (i) operating income determined in accordance with accounting principles generally accepted in the United States, or (ii) operating cash flow determined in accordance with accounting principles generally accepted in the United States.  The Company’s calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

            EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Americas
Operating income	$20,826	$18,468	$35,290	$26,600
Add: Depreciation and amortization	4,669	2,716	9,191	8,207
EBITDA	$25,495	$21,184	$44,481	$34,807

EMEA
Operating income	$1,383	$4,953	$599	$1,950
Add: Depreciation and amortization	908	861	1,821	1,974
EBITDA	$2,291	$5,814	$2,420	$3,924

Asia Pacific
Operating income	$3,183	$5,842	$345	$3,627
Add: Depreciation and amortization	752	534	1,488	1,522
EBITDA	$3,935	$6,376	$1,833	$5,149

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Americas

            Revenue increased by $26.6 million or 12.3% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 primarily driven by significantly higher sales transaction revenue as well as increased appraisal fees.  The sales transaction revenue increase was due to an increased number of transactions and a higher average value per transaction.  Appraisal fees increased as a result of more producers added in key market areas.  Cost of services increased by $17.3 million or 16.7% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 primarily driven by higher sales transaction revenue and appraisal fees. Cost of services as a percentage of revenue increased from 48.0 % for the second quarter of the prior year to 49.9% for the second quarter of the current year. Operating, administrative and other expenses increased $5.4 million or 5.8% mainly due to higher bonuses and payroll related costs partially offset by foreign currency transaction gains resulting from the weakened U.S. dollar.  Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $5.0 million.

EMEA

            Revenue increased by $8.9 million or 20.4% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  This was mainly driven by higher sales and lease transaction revenue as well as consultation fees across Europe.  These revenue increases were partially offset by reduced revenue in the Company's French investment management business due to the timing of selected transactions coupled with business start-up costs, which are not expected to have a full year negative impact. Cost of services increased $5.3 million or 34.1% as a result of higher producer compensation expense due to new hires and increased payroll related costs, including pension and insurance expenses, and in part due to the improved results. Operating, administrative and other expenses increased by $5.5 million or 25.2% mainly due to higher payroll related expenses.

Asia Pacific

            Revenue increased by $1.3 million or 5.2% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  The increase was primarily driven by an overall increase in revenue in Australia and New Zealand.  These revenue increases were partially offset by reduced revenue in the Company's Japanese investment management business due to the timing of selected transactions, which is not expected to have a full year negative impact. Cost of services increased by $1.7 million or 17.6% primarily from higher producer compensation expense due to increased headcount in Australia and New Zealand. Operating, administrative and other expenses increased by $2.2 million or 22.5% primarily due to an increased accrual for long term incentives in Australia and New Zealand.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Americas

            Revenue increased by $48.0 million or 12.2% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 primarily driven by significantly higher sales transaction revenue due to an increased number of transactions and a higher average value per transaction.  Cost of services increased by $34.7 million or 19.1% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due to higher sales transaction revenue as well as increased payroll related costs, primarily insurance. As a result of the latter, cost of services as a percentage of revenue increased from 45.9 % for the six months ended June 30, 2002 to 48.8% for the six months ended June 30, 2003. Operating, administrative and other expenses increased $6.2 million or 3.4% due to higher bonus and payroll related costs partially offset by foreign currency transaction gains resulting from the weakened U.S. dollar.  Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $5.0 million.

EMEA

            Revenue increased by $24.3 million or 33.1% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  This was mainly driven by higher sales and lease transaction revenue across Europe.  These revenue increases were partially offset by reduced revenue in the Company's French investment management business due to the timing of selected transactions coupled with business start-up costs, which are not expected to have a full year negative impact. Cost of services increased $11.1 million or 37.9% as a result of higher producer compensation expense due to new hires and increased payroll related costs, including pension and insurance expenses, and in part due to the improved results.  Operating, administrative and other expenses increased by $13.0 million or 32.3% due to higher bonus, payroll related and consulting expenses.

Asia Pacific

            Revenue increased by $4.3 million or 10.6% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  The increase was primarily driven by an overall increase in revenue in Australia and New Zealand.  These revenue increases were partially offset by reduced revenue in the Company's Japanese investment management business due to the timing of selected transactions, which is not expected to have a full year negative impact. Cost of services increased by $3.1 million or 17.7% mainly attributable to higher producer compensation expense due to increased headcount in Australia and New Zealand. Operating, administrative and other expenses increased by $4.2 million or 22.0% primarily due to an increased accrual for long term incentives in Australia and New Zealand.

Liquidity and Capital Resources

            On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003 (the Insignia Acquisition Agreement), by and among the Company, CBRE, Apple Acquisition Corp. (the Merger Sub), a Delaware corporation and wholly owned subsidiary of CBRE, and Insignia Financial Group, Inc. (Insignia), a Delaware corporation, the Merger Sub was merged with and into Insignia (the Insignia Acquisition).  Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CBRE.

            In conjunction with and immediately prior to the Insignia Acquisition, Island Fund I, L.L.C. (Island), a Delaware limited liability company, which is affiliated with Andrew L. Farkas, Insignia’s former Chairman and Chief Executive Officer, and certain of Insignia’s other former officers, completed the purchase of certain real estate investment assets of Insignia, pursuant to a Purchase Agreement, dated as of May 28, 2003 (the Island Purchase Agreement), by and among Insignia, the Company, CBRE, the Merger Sub and Island.

            Pursuant to the terms of the Insignia Acquisition Agreement, as a result of the completion of the Insignia Acquisition, the sale pursuant to the Island Purchase Agreement prior to the Insignia Acquisition and the satisfaction of certain conditions set forth in the Insignia Acquisition Agreement, (i) each issued and outstanding share of Insignia Common Stock (other than treasury shares), par value $0.01 per share, was converted into the right to receive $11.156 in cash, without interest (the Insignia Common Stock Merger Consideration), (ii) each issued and outstanding share of Insignia’s Series A Preferred Stock, par value $0.01 per share, and Series B Preferred Stock, par value $0.01 per share, was converted into the right to receive $100.00 per share, plus accrued and unpaid dividends, (iii) all outstanding warrants and options other than as described below, whether vested or unvested, were canceled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of the Insignia Common Stock Merger Consideration over the per share exercise price of the option or warrant, multiplied by the number of shares of Insignia Common Stock subject to the option or warrant less any applicable withholding taxes, and (iv) outstanding options to purchase Insignia Common Stock granted pursuant to Insignia’s 1998 Stock Investment Plan, whether vested or unvested, were canceled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of the higher of (x) the Insignia Common Stock Merger Consideration, or (y) the highest final sale price per share of the Insignia Common Stock as reported on the New York Stock Exchange (NYSE) at any time during the 60-day period preceding the closing of the Insignia Acquisition (which was $11.20), over the exercise price of the options, multiplied by the number of shares of Insignia Common Stock subject to the options, less any applicable withholding taxes.  Following the Insignia Acquisition, the Insignia Common Stock was delisted from the NYSE and deregistered under the Securities

Exchange Act of 1934, as amended.

            The funding to complete the Insignia Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Insignia, was obtained through (i) the sale of 6,587,135 shares of the Company’s Class B Common Stock, par value $0.01 per share, to Blum Strategic Partners, L.P., a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership and Blum Strategic Partners II GmbH & Co. KG, a German limited partnership, for an aggregate cash purchase price of $105,394,160, (ii) the sale of 227,865 shares of the Company’s Class A Common Stock, par value $.01 per share, to DLJ Investment Partners, L.P., a Delaware limited partnership, DLJ Investment Partners II, L.P., a Delaware limited partnership, DLJIP II Holdings, L.P., a Delaware limited partnership, for an aggregate cash purchase price of $3,645,840, (iii) the sale of 625,000 shares of the Company’s Class A Common Stock to California Public Employees’ Retirement System for an aggregate cash purchase price of $10,000,000, (iv) the sale of 60,000 shares of the Company’s Class B Common Stock to Frederic V. Malek for an aggregate cash purchase price of $960,000, (v) the release from escrow of the net proceeds from the offering by CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE that merged with and into CBRE in connection with the Insignia Acquisition, of $200.0 million of 9¾% Senior Notes due May 15, 2010 (the 9¾% Senior Notes), which Senior Notes had been issued and sold by CB Escrow on May 22, 2003, (vi) $75.0 million of term loan borrowings under the Amended and Restated Credit Agreement dated as of May 22, 2003, by and among CBRE, the lenders named therein and Credit Suisse First Boston (CSFB) as Administrative Agent and Collateral Agent and (vii) $36,870,229.61 of cash proceeds from the completion of the sale to Island.

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

            Net cash used in operating activities totaled $74.6 million for the six months ended June 30, 2003, an increase of $34.4 million compared to the six months ended June 30, 2002.  This increase was primarily due to the timing of payments to vendors and taxing authorities, as well as increased receivables as a result of higher sales transaction revenue.

            Net cash provided by investing activities totaled $2.4 million for the six months ended June 30, 2003 compared to net cash used in investing activities of $16.2 million in the same period of the prior year. This decrease was primarily due to larger landlord rent concessions as well as the payment of expenses related to the 2001 Merger in the prior year.

            Net cash provided by financing activities totaled $14.2 million for the six months ended June 30, 2003 compared to net cash provided by financing activities of $17.9 million for the six months ended June 30,2002.  This decrease was mainly attributable to a decline in net borrowings under the revolving credit facility, partially offset by higher Euro line borrowings for the six months ending June 30, 2003 as compared to the prior year.

            The Company issued $200.0 million in aggregate principal amount of 9¾% Senior Notes due May 15, 2010 which were issued and sold by CBRE Escrow on May 22, 2003 and assumed by CBRE in connection with the Insignia Acquisition.  The 9¾% Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company. The 9¾% Senior Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and its domestic subsidiaries. Interest accrues at a rate of 9¾% per annum and is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003.  The 9¾% Senior Notes are redeemable at the Company’s option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter.  In addition, before May 15, 2006, the Company may redeem up to 35.0% of the originally issued amount of the 9¾% Senior Notes at 109 ¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, the Company is obligated to make an offer to purchase the 9¾% Senior Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the 9¾% Senior Notes included in the accompanying consolidated balance sheets was $200.0 million as of June 30, 2003.

            In accordance with the terms of the debt offering, the proceeds from the sale of the 9¾% Senior Notes were placed in escrow until the close of the Insignia Acquisition.  Accordingly, the Company had $200.0 million of cash held in escrow included in the accompanying consolidated balance sheet as of June 30, 2003.

            In connection with the Insignia Acquisition, the Company entered into an amended and restated credit agreement with CSFB and other lenders. The amendment and restatement modified certain terms of the Company’s existing senior secured credit facilities (the Credit Facility).  The Credit Facility was, and the amended and restated Credit Facility continues to be, jointly and severally guaranteed by the Company and its domestic subsidiaries and secured by substantially all of their assets.  The amended and restated Credit Facility includes a Tranche A term facility of $50.0 million (which was fully drawn in connection with the 2001 Merger), maturing on July 20, 2007; a Tranche B term facility of $260.0 million ($185.0 million of which was drawn in connection with the 2001 Merger), maturing on July 18, 2008; and a revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007.  After the amendment and restatement, borrowings under the Tranche A and revolving facility bear interest at varying rates based on the Company’s option, at either the applicable LIBOR plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%, in both cases as determined by reference to the Company’s ratio of total debt less available cash to EBITDA, which are defined in the amended and restated credit agreement.  After the amendment and restatement, borrowings under the Tranche B facility bear interest at varying rates based on the Company’s option at either the applicable LIBOR plus 4.25% or the alternate base rate plus 3.25%.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.

            The Tranche A facility will be repaid by July 20, 2007 through quarterly principal payments over six years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007. The Tranche B facility required quarterly principal payments of approximately $0.5 million, and after the amendment and restatement requires quarterly principal payments of approximately $0.65 million, with the remaining outstanding principal due on July 18, 2008. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by the Company. The Company repaid its revolving credit facility as of November 5, 2002 and at June 30, 2003 had an outstanding balance on the line of credit of $11.3 million. The total amount outstanding under the Credit Facility included in senior secured term loans, current maturities of long-term debt and short-term borrowings in the accompanying consolidated balance sheets was $227.6 million and $221.0 million as of June 30, 2003 and December 31, 2002, respectively.

            The Company issued $229.0 million in aggregate principal amount of 11 ¼% Senior Subordinated Notes due June 15, 2011 (the Notes), which were issued and sold by Blum CB Corp. for approximately $225.6 million, net of discount, on June 7, 2001 and assumed by CBRE in connection with the 2001 Merger.  The Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and its domestic subsidiaries.  The Notes require semi-annual payments of interest in arrears on June 15 and December 15, having commenced on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the Notes at 111 ¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings.  In the event of a change of control, the Company is obligated to make an offer to purchase the Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.1 million and $225.9 million as of June 30, 2003 and December 31, 2002, respectively.

            In connection with the 2001 Merger, the Company issued an aggregate principal amount of $65.0 million of 16.0% Senior Notes due on July 20, 2011 (the Senior Notes).  The Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company.  Interest accrues at a rate of 16.0% per year and is payable quarterly in arrears.  Interest may be paid in kind to the extent CBRE’s ability to pay cash dividends is restricted by the terms of the Credit Facility.  Additionally, interest in excess of 12.0% may, at the Company’s option, be paid in kind through July 2006.  The Company elected to pay in kind interest in excess of 12.0%, or 4.0%, that was payable on April 20, 2002, July 20, 2002, October 20, 2002, January 20, 2003 and April 20, 2003.  The Senior Notes are redeemable at the Company’s option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. As of June 30, 2003, the redemption price was 112.8% of par.  In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding Senior Notes at 101.0% of par. The total amount of the Senior Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $63.3 million and $61.9 million as of June 30, 2003 and December 31, 2002, respectively.

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

            The Notes, the Credit Facility, the Senior Notes and the 9¾% Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, issue subsidiary equity and enter into consolidations or mergers.  The Credit Facility required, and after the amendment and restatement continues to require, the Company to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt.  The Credit Facility required, and after the amendment and restatement continues to require, the Company to pay a facility fee based on the total amount of the unused commitment.

            On February 23, 2003, Moody’s Investor Service confirmed the ratings of the Company’s senior secured term loans and Senior Subordinated Notes at B1 and B3, respectively.  On May 1, 2003, Moody’s assigned the rating of B1 to the Company’s $200.0 million 9¾% Senior Notes and confirmed the ratings of the senior secured term loans at B1.  On April 3, 2003, Standard and Poor’s Ratings Service downgraded the Company’s senior secured term loans and Senior Subordinated Notes from BB- to B+ and B to B-, respectively.  On April 14, 2003, Standard and Poor’s assigned the rating B+ to the Company’s 9¾% Senior Notes.  Neither the Moody’s nor the Standard and Poor’s ratings impact the Company’s ability to borrow or affect the Company’s interest rates for the senior secured term loans.

            A subsidiary of the Company has had a credit agreement with Residential Funding Corporation (RFC) since 2001 for the purpose of funding mortgage loans that will be resold.  On December 16, 2002, the Company entered into the Third Amended and Restated Warehousing Credit and Security Agreement effective December 20, 2002.  The agreement provides for a revolving line of credit of $200.0 million, bears interest at the lower of one-month LIBOR or 2.0% (RFC Base Rate) plus 1.0% and expires on August 31, 2003. On March 28, 2003, the Company was notified that effective May 1, 2003, the RFC Base Rate would be lowered to the greater of one-month LIBOR or 1.5%. On June 25, 2003, the agreement was further modified to provide a temporary revolving line of credit increase of $200.0 million that resulted in a total line of credit equaling $400.0 million, which expires on August 30, 2003 and to change the RFC Base Rate to one-month LIBOR plus 1.0%.

            During the quarter ended June 30, 2003, the Company had a maximum of $178.7 million revolving line of credit principal outstanding with RFC.  At June 30, 2003 and December 31, 2002, respectively, the Company had a $138.2 million and a $63.1 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.  Additionally, the Company had a $138.2 million and a $63.1 million warehouse receivable, which are also included in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively.

            A subsidiary of the Company has a credit agreement with JP Morgan Chase.  The credit agreement provides for a non-recourse revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank’s cost of funds and expires on May 28, 2004.  At June 30, 2003 and December 31, 2002 the Company had no revolving line of credit principal outstanding with JP Morgan Chase.

            During 2001, the Company incurred $37.2 million of non-recourse debt through a joint venture.  In June 2003, the maturity date on this non-recourse debt was extended to June 24, 2004.  At June 30, 2003 and December 31, 2002, respectively, the Company had $39.3 million and $40.0 million of non-recourse debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

Derivatives and Hedging Activities

            The Company applies Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” when accounting for derivatives. In the normal course of business, the Company sometimes utilizes derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from intercompany loans. The Company does not engage in any speculative activities with respect to foreign currency. At June 30, 2003, the Company had foreign currency exchange forward contracts with an aggregate notional amount of $29.0 million, which mature on various dates through December 31, 2003. The net impact on the Company's earnings for the three and six months ending June 30, 2003 resulting from the unrealized gains and/or losses on these foreign currency exchange forward contracts was not significant.

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

New Accounting Pronouncements

            In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be consolidated with its primary beneficiary.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns or if the VIE does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003.  The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.  The adoption of this interpretation is not expected to have a material impact on the Company’s financial position or results of operations.

            In April, 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

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

            Approximately 29% of the Company’s business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. The Company routinely monitors its transaction exposure to currency exchange rate changes and sometimes enters into foreign currency exchange forward and option contracts to limit its exposure, as approriate. The Company does not engage in any speculative activities with respect to foreign currency. At June 30, 2003, the Company had foreign currency exchange forward contracts with an aggregate notional amount of $29.0 million, which mature on various dates through December 31, 2003. The net impact on the Company's earnings for the three and six months ending June 30, 2003 resulting from the unrealized gains and/or losses on these foreign currency exchange forward contracts was not significant.

            The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 40 basis points, which would comprise approximately 10% of the weighted average variable rates at June 30, 2003, the net impact would be a decrease of $0.8 million on pre-tax income and cash provided by operating activities for the six months ending June 30, 2003.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting.

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

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes — Oxley Act of 2003.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes — Oxley Act of 2003.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2003.

(b)       Reports on Form 8-K

            The registrant filed a Current Report on Form 8-K on May 21, 2003 with regard to the Company’s conference call on May 15, 2003 discussing first quarter 2003 operating results.

            The registrant filed a Current Report on Form 8-K on May 14, 2003 furnishing a press release issued on May 14, 2003 discussing the Company’s operating results for the first quarter of 2003.

            The registrant filed a Current Report on Form 8-K on April 30, 2003 to disclose information that was made available to certain individuals in connection with the Company’s acquisition of Insignia.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE HOLDING, INC.

Date: August 14, 2003	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer