Form 10-Q
period 2003-09-30
CBRE HOLDING INC
filed 2003-11-14
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No.☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒.

The number of shares of Class A and Class B common stock outstanding at October 31, 2003 was 2,591,358 and 19,271,948 respectively.

FORM 10-Q

September 30, 2003

CBRE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,494	$79,701
Restricted cash	17,912	—
Receivables, less allowance for doubtful accounts of $17,720 and $10,892 at September 30, 2003 and December 31, 2002, respectively	250,608	166,213
Warehouse receivable	135,820	63,140
Prepaid expenses	25,222	9,748
Deferred tax assets, net	74,748	18,723
Other current assets	17,731	8,415
Total current assets	607,535	345,940

Property and equipment, net	110,705	66,634
Goodwill	793,251	577,137
Other intangible assets, net of accumulated amortization of $42,756 and $7,739 at September 30, 2003 and December 31, 2002, respectively	153,790	91,082
Deferred compensation assets	70,077	63,642
Investments in and advances to unconsolidated subsidiaries	64,482	50,208
Deferred tax assets, net	26,227	36,376
Other assets	140,957	93,857
Total assets	$1,967,024	$1,324,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$137,295	$102,415
Compensation and employee benefits payable	152,408	63,734
Accrued bonus and profit sharing	101,842	103,858
Income taxes payable	—	15,451
Short-term borrowings:
Warehouse line of credit	135,820	63,140
Other	27,914	47,925
Total short-term borrowings	163,734	111,065
Current maturities of long-term debt	11,777	10,711
Total current liabilities	567,056	407,234

Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $2,886 and $3,057 at September 30, 2003 and December 31, 2002, respectively	226,114	225,943
Senior secured term loans	277,113	211,000
9¾% senior notes	200,000	—
16% senior notes, net of unamortized discount of $4,899 and $5,107 at September 30, 2003 and December 31, 2002, respectively	63,416	61,863
Other long-term debt	52,733	12,327
Total long-term debt	819,376	511,133
Deferred compensation liability	125,465	106,252
Other liabilities	99,725	43,301
Total liabilities	1,611,622	1,067,920
Minority interest	6,706	5,615
Commitments and contingencies
Stockholders’ Equity:
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 2,698,441 and 1,793,254 shares issued and outstanding (including treasury shares) at September 30, 2003 and December 31, 2002, respectively	27	17
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 19,271,948 and 12,624,813 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	193	127
Additional paid-in capital	361,400	240,574
Notes receivable from sale of stock	(4,705)	(4,800)
Accumulated earnings	11,533	36,153
Accumulated other comprehensive loss	(17,724)	(18,998)
Treasury stock at cost, 128,684 and 110,174 shares at September 30, 2003 and December 31, 2002, respectively	(2,028)	(1,732)
Total stockholders’ equity	348,696	251,341
Total liabilities and stockholders’ equity	$1,967,024	$1,324,876

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$423,376	$284,928	$1,008,817	$793,811

Costs and expenses:
Cost of services	208,198	135,670	484,863	363,506
Operating, administrative and other	180,298	124,470	443,894	364,676
Depreciation and amortization	41,071	6,404	53,571	18,107
Equity income from unconsolidated subsidiaries	(2,318)	(2,778)	(9,182)	(6,422)
Merger-related charges	16,485	—	19,795	50

Operating (loss) income	(20,358)	21,162	15,876	53,894
Interest income	1,788	1,275	3,564	2,673
Interest expense	28,255	15,420	59,519	46,341

(Loss) income before (benefit) provision for income taxes	(46,825)	7,017	(40,079)	10,226
(Benefit) provision for income taxes	(18,380)	5,136	(15,459)	6,596

Net (loss) income	$(28,445)	$1,881	$(24,620)	$3,630

Basic (loss) income per share	$(1.37)	$0.13	$(1.45)	$0.24

Weighted average shares outstanding for basic (loss) income per share	20,743,011	15,016,044	16,957,494	15,033,640

Diluted (loss) income per share	$(1.37)	$0.12	$(1.45)	$0.24

Weighted average shares outstanding for diluted (loss) income per share	20,743,011	15,225,788	16,957,494	15,216,740

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,620)	$3,630
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	53,571	18,107
Amortization of deferred financing costs	3,336	2,499
Deferred compensation plan deferrals	7,836	9,224
Gain on sale of servicing rights and other assets	(3,417)	(5,026)
Equity income from unconsolidated subsidiaries	(9,182)	(6,422)
Provision for doubtful accounts	3,598	2,923
Decrease in receivables	23,253	20,020
(Increase) decrease in deferred compensation plan assets	(6,435)	9,919
Increase in prepaid expenses and other assets	(14,237)	(9,142)
Decrease in compensation and employee benefits and accrued bonus and profit sharing	(45,269)	(40,481)
(Decrease) increase in accounts payable and accrued expenses	(22,089)	2,679
Decrease in income taxes payable	(29,134)	(10,250)
Decrease in other liabilities	(1,540)	(19,409)
Other operating activities, net	(6,385)	2,759
Net cash used in operating activities	(70,714)	(18,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	(8,185)	(8,281)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(243,847)	(14,529)
Other investing activities, net	(652)	6,348
Net cash used in investing activities	(252,684)	(16,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	152,850	214,250
Repayment of revolver and swingline credit facility	(152,850)	(207,250)
Proceeds from senior secured term loans	75,000	—
Repayment of senior secured term loans	(7,513)	(7,014)
Repayment of notes payable	(43,000)	—
Proceeds from 9 3/4% senior notes	200,000	—
Proceeds from (repayment of) senior notes and other loans, net	3,732	(1,376)
Proceeds from issuance of common stock	120,580	180
Payment of deferred financing fees	(19,774)	(443)
Other financing activities, net	(527)	(412)
Net cash provided by (used in) financing activities	328,498	(2,065)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,100	(37,497)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	79,701	57,450
Effect of currency exchange rate changes on cash	693	(1,469)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$85,494	$18,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$31,694	$33,961
Income taxes, net of refunds	$25,533	$16,481

The accompanying notes are an integral part of these consolidated financial statements.

CBRE HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share data)

						Accumulated other comprehensive (loss) income
	Class A common stock	Class B common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings (loss)	Minimum pension liability	Foreign currency translation	Treasury stock	Total

Balance, December 31, 2002	$17	$127	$240,574	$(4,800)	$36,153	$(17,039)	$(1,959)	$(1,732)	$251,341
Net loss	—	—	—	—	(24,620)	—	—	—	(24,620)
Issuance of Class A common stock	10	—	14,297	(76)	—	—	—	—	14,231
Issuance of Class B common stock	—	66	106,287	—	—	—	—	—	106,353
Issuance of deferred compensation stock fund units, net of cancellations	—	—	242	—	—	—	—	—	242
Net collection on notes receivable from sale of stock	—	—	—	171	—	—	—	—	171
Purchase of common stock	—	—	—	—	—	—	—	(296)	(296)
Foreign currency translation gain	—	—	—	—	—	—	1,274	—	1,274
Balance, September 30, 2003	$27	$193	$361,400	$(4,705)	$11,533	$(17,039)	$(685)	$(2,028)	$348,696

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

On July 20, 2001, the Company acquired CBRE pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among the Company, CBRE and Blum CB.  Blum CB was merged with and into CBRE, with CBRE being the surviving corporation (the 2001 Merger).  The operations of the Company after the 2001 Merger are substantially the same as the operations of CBRE prior to the 2001 Merger.  In addition, the Company has no substantive operations other than its investment in CBRE.

2.              Insignia Acquisition

On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 28, 2003 (the Insignia Acquisition Agreement), by and among the Company, CBRE, Apple Acquisition Corp. (Apple Acquisition), a Delaware corporation and wholly owned subsidiary of CBRE, and Insignia Financial Group, Inc. (Insignia), Apple Acquisition was merged with and into Insignia (the Insignia Acquisition).  Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CBRE.  The Company acquired Insignia to solidify its position as the market leader in the commercial real estate services industry.

In conjunction with and immediately prior to the Insignia Acquisition, Island Fund I LLC (Island), a Delaware limited liability company, which is affiliated with Andrew L. Farkas, Insignia’s former Chairman and Chief Executive Officer, and some of Insignia’s other former officers, completed the purchase of specified real estate investment assets of Insignia, pursuant to a Purchase Agreement, dated May 28, 2003 (the Island Purchase Agreement), by and among Insignia, the Company, CBRE, Apple Acquisition and Island.  A number of the real estate investment assets that were sold to Island required the consent of one or more third parties in order to transfer such assets.  Some of these third party consents were not obtained prior to the closing of the Insignia Acquisition.  As a result, the Company continues to hold these real estate investment assets pending the receipt of these third party consents.  While the Company holds these assets, it has generally agreed to provide Island with the economic benefits from these assets and Island generally has agreed to indemnify the Company with respect to any losses incurred in connection with continuing to hold these assets.

Pursuant to the terms of the Insignia Acquisition Agreement, (1) each issued and outstanding share of Insignia Common Stock (other than treasury shares), par value $0.01 per share, was converted into the right to receive $11.156 in cash, without interest (the Insignia Common Stock Merger Consideration), (2) each issued and outstanding share of Insignia’s Series A Preferred Stock, par value $0.01 per share, and Series B Preferred Stock, par value $0.01 per share, was converted into the right to receive $100.00 per share, plus accrued and unpaid dividends, (3) all outstanding warrants and options to acquire Insignia common stock other than as described below, whether vested or unvested, were canceled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of the Insignia Common Stock Merger Consideration over the per share exercise price of the option or warrant, multiplied by the number of shares of Insignia Common Stock subject to the option or warrant less any applicable withholding taxes and (4) outstanding options to purchase Insignia Common Stock granted pursuant to Insignia’s 1998 Stock Investment Plan, whether vested or unvested, were canceled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of (a) the higher of (x) the Insignia Common Stock Merger Consideration, or (y) the highest final sale price per share of the Insignia Common Stock as reported on the New York Stock Exchange (NYSE) at any time during the 60-day period preceding the closing of the Insignia Acquisition (which was $11.20), over (b) the exercise price of the options, multiplied by the number of shares of Insignia Common Stock subject to the options, less any applicable withholding taxes.  Following the

Insignia Acquisition, the Insignia Common Stock was delisted from the NYSE and deregistered under the Securities Exchange Act of 1934.

The funding to complete the Insignia Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Insignia, was obtained through (a) the sale of 6,587,135 shares of the Company’s Class B Common Stock, par value $0.01 per share, to Blum Strategic Partners, L.P., a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership and Blum Strategic Partners II GmbH & Co. KG, a German limited partnership, for an aggregate cash purchase price of $105,394,160, (b) the sale of 227,865 shares of the Company’s Class A Common Stock, par value $.01 per share, to DLJ Investment Partners, L.P., a Delaware limited partnership, DLJ Investment Partners II, L.P., a Delaware limited partnership and DLJIP II Holdings, L.P., a Delaware limited partnership, for an aggregate cash purchase price of $3,645,840, (c) the sale of 625,000 shares of the Company’s Class A Common Stock to California Public Employees’ Retirement System for an aggregate cash purchase price of $10,000,000, (d) the sale of 60,000 shares of the Company’s Class B Common Stock to Frederic V. Malek for an aggregate cash purchase price of $960,000, (e) the release from escrow of the net proceeds from the offering by CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE that merged with and into CBRE in connection with the Insignia Acquisition, of $200.0 million of the 9¾% Senior Notes due May 15, 2010 (see Note 11), which Senior Notes had been issued and sold by CBRE Escrow on May 22, 2003, (f) $75.0 million of term loan borrowings under the Amended and Restated Credit Agreement (see Notes 11 and 19), dated as of May 22, 2003, by and among CBRE, Credit Suisse First Boston (CSFB) as Administrative Agent and Collateral Agent, the other lenders named in the credit agreement, the Company and the guarantors named in the credit agreement and (g) $36,870,229.61 of cash proceeds from the completion of the sale to Island.

3.              Purchase Accounting

The aggregate preliminary purchase price for the acquisition of Insignia was approximately $325.9 million, which includes: (1) cash paid for shares of Insignia’s outstanding common stock, valued at $11.156 per share,  (2) $100.00 per share plus accrued and unpaid dividends paid to the owners of Insignia’s outstanding Series A preferred stock and Series B preferred stock, (3) cash payments to holders of Insignia’s vested and unvested warrants and options and (4) direct costs incurred in connection with the acquisition.

The preliminary purchase accounting adjustments related to the Insignia Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, July 23, 2003.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.  The Company is in the process of obtaining third party valuations of certain intangible assets as well as finalizing the fair value of all other assets and liabilities as of the acquisition date.

Fair Value of Assets Acquired and Liabilities Assumed

At July 23, 2003

(Dollars in thousands)

Current assets	$297,780
Property and equipment, net	41,589
Goodwill	211,996
Other intangible assets, net	93,971
Other assets	33,011

Total assets acquired	678,347

Current liabilities	176,546
Liabilities assumed in connection with the Insignia Acquisition	74,586
Notes payable	43,000
Noncurrent deferred tax liabilities, net	23,690
All other liabilities	34,604

Total liabilities assumed	352,426

Net assets acquired	$325,921

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and Insignia redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia.  As a result, the Company has accrued certain liabilities in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”  These liabilities assumed in connection with the Insignia Acquisition consist of the following (dollars in thousands):

	2003 Charge to Goodwill	Utilized to Date	To be Utilized

Lease termination costs	$26,488	$—	$26,488
Severance	29,363	6,454	22,909
Change of control payments	10,451	10,451	—
Costs associated with exiting contracts	8,284	7,259	1,025
	$74,586	$24,164	$50,422

4.              Basis of Preparation

The accompanying consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and the consolidated statement of cash flows for the nine months ended September 30, 2003 include the consolidated financial statements of Insignia from July 23, 2003, the date of the Insignia Acquisition, including all material adjustments required under the purchase method of accounting.  As such, the consolidated financial statements of the Company after the Insignia Acquisition are not directly comparable to the financial statements prior to the Insignia Acquisition.

Pro forma results of the Company, assuming the Insignia Acquisition had occurred as of January 1, 2002, are presented below. These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Insignia Acquisition as well as higher interest expense as a result of debt acquired to finance the Insignia Acquisition. These pro forma results do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$462,004	$434,827	$1,327,570	$1,197,508
Operating income	$8,795	$22,965	$36,300	$7,051
Net loss	$(11,586)	$(1,072)	$(20,913)	$(36,371)
Basic and diluted loss per share	$(.51)	$(.05)	$(.93)	$(1.61)

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ materially from those estimates.  All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform with the current period presentation.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.  The consolidated financial statements and notes to the consolidated financial statements should be read in conjunction with the Company’s filing on form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the year ended December 31, 2002.

5.              New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be consolidated with its primary beneficiary.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns or if the VIE does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003.  Initially, the consolidation requirements applied to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003.  On October 9, 2003, the effective date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003 for VIEs created on or before January 31, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.  The adoption of this interpretation has not had and is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist.  The adoption of this statement has not had a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred indefinitely the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests.  The adoption of the effective provisions of SFAS No. 150 have not had a material impact on the Company’s financial position or results of operations.

6.              Stock-Based Compensation

The Company continues to account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and has not voluntarily changed to the fair value based method of accounting for stock-based compensation.  In accordance with APB No. 25, the Company does not recognize compensation expense for options that were granted at or above the market price of the underlying stock on the date of grant.  Had compensation expense been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” the Company’s net (loss) income and per share information would have been as follows on a pro-forma basis (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net (loss) income as reported	$(28,445)	$1,881	$(24,620)	$3,630

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(166)	(131)	(498)	(392)
Pro forma net (loss) income	$(28,611)	$1,750	$(25,118)	$3,238
Basic EPS:
As Reported	$(1.37)	$0.13	$(1.45)	$0.24
Pro Forma	$(1.38)	$0.12	$(1.48)	$0.22
Diluted EPS:
As Reported	$(1.37)	$0.12	$(1.45)	$0.24
Pro Forma	$(1.38)	$0.11	$(1.48)	$0.21

These pro forma amounts may not be representative of future pro forma results.

The weighted average fair value of options granted was $1.47 and $2.19 for the three months ended September 30, 2003 and 2002, respectively, and $1.62 and $2.33 for the nine months ended September 30, 2003 and 2002, respectively.  Dividend yield is excluded from the calculation since it is the present intention of the Company to retain all earnings.  The fair value of each option grant and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Risk-free interest rate	2.74%	3.85%	3.03%	4.06%
Expected volatility	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years

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

7.              Restricted Cash

Included in the accompanying consolidated balance sheet as of September 30, 2003, is restricted cash of $17.9 million, which primarily consists of cash pledged to secure the guarantee of notes issued in connection with previous acquisitions by Insignia in the United Kingdom (UK).  The acquisitions include the 1999 acquisition of St. Quintin Holdings Limited and the 1998 acquisition of Richard Ellis Group Limited.

8.              Goodwill and Other Intangible Assets

The Company engages a third-party valuation firm to perform an annual assessment of its goodwill and other intangible assets deemed to have indefinite lives for impairment as of the beginning of the fourth quarter of each year.  The Company also assesses its goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.  The Company is in the process of completing its annual impairment test as of October 1, 2003.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total

Balance at January 1, 2003	$467,668	$106,063	$3,406	$577,137

Purchase accounting adjustments related to acquisitions	216,114	—	—	216,114

Balance at September 30, 2003	$683,782	$106,063	$3,406	$793,251

In accordance with SFAS No. 142, “Goodwill and Other Intangibles” all goodwill acquired in an acquisition should be assigned to reporting units as of the date of the acquisition.  In connection with the Insignia Acquisition, the Company is currently evaluating the fair value of the acquired reporting units and the applicable goodwill to be assigned.  As a result, the changes in the carrying amount of goodwill for the nine months ended September 30, 2003 do not reflect the allocation of goodwill based upon the fair value of Insignia’s acquired reporting units.

Other intangible assets totaled $153.8 million and $91.1 million, net of accumulated amortization of $42.6 million and $7.7 million, as of September 30, 2003 and December 31, 2002, respectively, and are comprised of the following (dollars in thousands):

	As of September 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortizable intangible assets
Trademark	$63,700		$63,700
Trade name	19,445		—
Total	$83,145		$63,700

Amortizable intangible assets
Backlog	$64,543	$30,985	$—	$—
Management contracts	23,737	8,060	18,887	5,605
Loan servicing rights	17,071	3,361	16,234	2,134
Other	8,050	350	—	—
Total	$113,401	$42,756	$35,121	$7,739

In accordance with SFAS No. 141, “Business Combinations,” a $63.7 million trademark was separately identified as a result of the 2001 Merger.  As a result of the Insignia Acquisition, a $19.4 million trade name was separately identified, which represents the Richard Ellis trade name in the UK that was owned by Insignia prior to the Insignia Acquisition.  Both the trademark and the trade name have indefinite useful lives and accordingly are not being amortized.

Backlog represents the fair value of Insignia’s net revenue backlog as of July 23, 2003, which was acquired as part of the Insignia Acquisition.  The backlog consists of the net commissions receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia Acquisition.  This intangible asset is being amortized as cash is received or upon final closing of these pending transactions.

Management contracts are primarily comprised of property management contracts in the United States (US), the UK, France and other European operations, as well as valuation services and fund management contracts in the UK.  These management contracts are being amortized over estimated useful lives of up to ten years.

Loan servicing rights represent the fair value of servicing assets in the Company’s mortgage banking line of business in the US that were acquired as part of the 2001 Merger.  The loan servicing rights are being amortized over estimated useful lives of up to ten years.

Other amortizable intangible assets include producer employment contracts in the US, UK, France and other European operations as well as franchise agreements and a trade name in France.  These other intangible assets are being amortized over estimated useful lives of up to ten years.

Amortization expense related to intangible assets was $32.5 million and $34.4 million for the three and nine months ended September 30, 2003, respectively.  The estimated amortization expense for the five years ending December 31, 2007 approximates $59.0 million, $17.5 million, $6.2 million, $5.4 million and $5.3 million, respectively.

9.     Investments in and Advances to Unconsolidated Subsidiaries

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	September 30, 2003	December 31, 2002

Current assets	$144,801	$127,635
Noncurrent assets	$1,973,473	$1,552,546
Current liabilities	$239,388	$108,463
Noncurrent liabilities	$828,133	$664,241
Minority interest	$4,310	$3,938

Condensed Statements of Operations Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net revenue	$116,516	$83,435	$319,328	$252,341
Operating income	$31,296	$17,786	$87,046	$58,335
Net income	$31,135	$24,579	$78,922	$34,035

The Company’s investment management business involves investing the Company’s own capital in certain real estate investments together with clients, including its equity investments in CB Richard Ellis Strategic Partners, L.P., Global Innovation Partners, L.L.C. and other co-investments included in the table above.  The Company has provided investment management, property management, brokerage, appraisal and other professional services to these equity investees.

10.  Employee Benefit Plans

On July 23, 2003, the Company issued 876,000 options to acquire Class A common stock at an exercise price of $16.00 per share to employees.  These options vest and are exercisable in 20% increments over a five-year period ending July 23, 2008.  All of the options will become fully vested and exercisable upon a change in control of the Company.

In connection with the Insignia Acquisition, the Company assumed Insignia’s existing employee benefit plans including a 401(k) Retirement Savings Plan, a 401(k) Restoration Plan and two defined benefit plans.

The 401(k) Retirement Savings Plan covers substantially all Insignia employees in the U.S.  Insignia made contributions equal to 25% of the employees’ contribution up to a maximum of 6% of the employees’ compensation and participants fully vest in employer contributions after 5 years.  All contributions to the 401(k) Savings Plan were expensed in earnings.  Insignia’s contribution was discontinued on July 23, 2003.  Upon the close of the Insignia Acquisition, participants in the Insignia 401(k) Savings Plan were required to join the Company’s Capital Accumulation Plan (the Cap Plan).  Currently, only loan payments are being accepted into the former Insignia 401(k) Savings Plan until the Company receives IRS approval to terminate the plan and transfer plan balances into the Cap Plan.

The 401(k) Restoration Plan allows designated executives of Insignia and certain participating affiliated employees in the Insignia 401(k) Retirement Savings Plan to defer the receipt of a portion of their compensation in excess of the amount of compensation that is permitted to be contributed to the 401(k) Retirement Savings Plan.  This plan is intended to constitute an unfunded “top hat” plan described in Section 201(2), 302(a0(3) and 401(a)1) of the Employee Retirement Income Security Act of 1974, as amended (ERISA).  This plan ceased to accept deferrals on July 23, 2003.

Insignia maintains two defined benefit plans for some of its employees.  The plans provide benefits based upon the final salary of participating employees.  The funding policy is to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm.

11.  Debt

The Company issued $200.0 million in aggregate principal amount of 9¾% Senior Notes due May 15, 2010 (the 9¾% Senior Notes) on May 22, 2003.  The 9¾% Senior Notes are unsecured obligations, and rank equal in right of payment with existing and future senior indebtedness and senior in right of payment to any existing and future subordinated indebtedness of the Company.  The 9¾% Senior Notes are jointly and severally guaranteed on a senior basis by the Company and its domestic subsidiaries.  Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003.  The 9¾% Senior Notes are redeemable at the Company’s option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter.  In addition, before May 15, 2006, the Company may redeem up to 35.0% of the originally issued amount of the 9¾% Senior Notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings.  In the event of a change of control, the Company is obligated to make an offer to purchase the 9¾% Senior Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the 9¾% Senior Notes included in the accompanying consolidated balance sheets was $200.0 million as of September 30, 2003.

In accordance with the terms of the offering of the 9¾% Senior Notes, the proceeds from the sale of the 9¾% Senior Notes were placed in escrow on May 22, 2003.  The proceeds were released from this escrow account on July 23, 2003, the date of the Insignia Acquisition.

In connection with the Insignia Acquisition, the Company entered into an amended and restated credit agreement with CSFB and other lenders (the Credit Facility).  The Credit Facility was, and the amended and restated Credit Facility continues to be, jointly and severally guaranteed by the Company and its domestic subsidiaries and secured by substantially all of their assets.  The amended and restated Credit Facility includes a Tranche A term facility of $50.0 million (which was fully drawn in connection with the 2001 Merger), maturing on July 20, 2007; a Tranche B term facility of $260.0 million ($185.0 million of which was drawn in connection with the 2001 Merger and $75.0 million of which was drawn in connection with the Insignia Acquisition), maturing on July 18, 2008; and  a revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007.  After the amendment and restatement, borrowings under the Tranche A and revolving facility bear interest at varying rates based on the Company’s option, at either the applicable LIBOR plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%, in both cases as determined by reference to the Company’s ratio of total debt less available cash to EBITDA, which is defined in the amended and restated credit agreement.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.  After the amendment and  restatement, borrowings under the Tranche B facility bear interest at varying rates based on the Company’s option at either the applicable LIBOR plus 4.25% or the alternate base rate plus 3.25%.

The Tranche A facility will be repaid by July 20, 2007 through quarterly principal payments over six years, which total $7.5 million each year through June 30, 2003 and $8.75 million each year thereafter through July 20, 2007.  The Tranche B facility required quarterly principal payments of approximately $0.5 million, and after the amendment and restatement requires quarterly principal payments of approximately $0.65 million, with the remaining outstanding principal due on July 18, 2008.  The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by the Company.  The Company repaid its revolving credit facility as of November 5, 2002 and at September 30, 2003 had no line of credit borrowings outstanding. The total amount outstanding under the Credit Facility included in senior secured term loans and current maturities of long-term debt in the accompanying consolidated balance sheets was $288.5 million and $221.0 million as of September 30, 2003 and December 31, 2002, respectively.

The Company issued $229.0 million in aggregate principal amount of 11¼% Senior Subordinated Notes due June 15, 2011 (the 11¼% Senior Subordinated Notes), for approximately $225.6 million, net of discount, on June 7, 2001.  The 11¼% Senior Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and its domestic subsidiaries.  The 11¼% Senior Subordinated Notes require semi-annual payments of interest in arrears on June 15 and December 15, having commenced on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the 11¼% Senior Subordinated Notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings.  In the event of a change of control, the Company is obligated to make an offer to purchase the 11¼% Senior Subordinated Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the 11¼% Senior Subordinated Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.1 million and $225.9 million as of September 30, 2003 and December 31, 2002, respectively.

In connection with the 2001 Merger, the Company issued an aggregate principal amount of $65.0 million of 16% Senior Notes due on July 20, 2011 (the 16% Senior Notes).  The 16% Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company.  Interest accrues at a rate of 16.0% per year and is payable quarterly in arrears.  Interest may be paid in kind to the extent CBRE’s ability to pay cash dividends is restricted by the terms of the

Credit Facility.  Additionally, interest in excess of 12.0% may, at the Company’s option, be paid in kind through July 2006.  The Company elected to pay in kind interest in excess of 12.0%, or 4.0%, that was payable on April 20, 2002, July 20, 2002, October 20, 2002, January 20, 2003 and April 20, 2003.  The 16% Senior Notes are redeemable at the Company’s option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter.  As of September 30, 2003, the redemption price was 109.6% of par.  In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding 16% Senior Notes at 101.0% of par.  The total amount of the 16% Senior Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $63.4 million and $61.9 million as of September 30, 2003 and December 31, 2002, respectively.

The 16% Senior Notes are solely the Company’s obligation to repay.  CBRE has neither guaranteed nor pledged any of its assets as collateral for the 16% Senior Notes, and is not obligated to provide cash flow to the Company for repayment of these 16% Senior Notes.  However, the Company has no substantive assets or operations other than its investment in CBRE to meet any required principal and interest payments on the 16% Senior Notes.  The Company will depend on CBRE’s cash flows to fund principal and interest payments as they come due.

The 9¾% Notes, the Credit Facility, the 11¼% Senior Subordinated Notes and the 16% Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers.  The Credit Facility requires the Company to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Credit Facility also requires the Company to pay a facility fee based on the total amount of the unused commitment.

The Company had short-term borrowings of $163.7 million and $111.1 million with related weighted average interest rates of 2.5% and 3.9% as of September 30, 2003 and December 31, 2002, respectively.

A subsidiary of the Company has had a credit agreement with Residential Funding Corporation (RFC) since 2001 for the purpose of funding mortgage loans that will be resold.  On December 16, 2002, the Company entered into a Third Amended and Restated Warehousing Credit and Security Agreement effective December 20, 2002.  The agreement provided for a revolving line of credit of $200.0 million, bore interest at the lower of one-month LIBOR or 2.0% (RFC Base Rate) plus 1.0% and expired on August 31, 2003.  On June 25, 2003, the agreement was modified to provide a temporary revolving line of credit increase of $200.0 million that resulted in a total line of credit equaling $400.0 million, which expired on August 30, 2003 and to change the RFC Base Rate to one-month LIBOR plus 1.0%.  By amendment on August 29, 2003, the expiration date of the agreement was extended to September 25, 2003.  On September 26, 2003, the Company entered into a Fourth Amended and Restated Warehousing Credit and Security Agreement.  The agreement provides for a revolving line of credit of up to $200.0 million, bears interest at one-month LIBOR plus 1.0% and expires on August 31, 2004.

During the three months ended September 30, 2003, the Company had a maximum of $272.5 million revolving line of credit principal outstanding with RFC.  At September 30, 2003 and December 31, 2002, respectively, the Company had a $135.8 million and a $63.1 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.  Additionally, the Company had a $135.8 million and a $63.1 million warehouse receivable, which are also included in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively.

In connection with the Insignia Acquisition, the Company assumed $13.8 million of acquisition loan notes that were issued in connection with previous acquisitions by Insignia in the UK.  The acquisition loan notes are payable to sellers of the formerly acquired UK businesses and are secured by restricted cash deposits in approximately the same amount.  The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010.  At September 30, 2003, the Company had $13.9 million in acquisition loan notes outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.

In connection with the Insignia Acquisition, on July 23, 2003 the Company assumed and immediately repaid Insignia’s outstanding revolving credit facility of $28.0 million and subordinated credit facility of $15.0 million.

A subsidiary of the Company has a credit agreement with JP Morgan Chase.  The credit agreement provides for a non-recourse revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank’s cost of funds and expires on May 28, 2004.  At September 30, 2003 and December 31, 2002 the Company had no revolving line of credit principal outstanding with JP Morgan Chase.

During 2001, the Company incurred $37.2 million of non-recourse debt through a joint venture.  During the third quarter of 2003, the maturity date on this non-recourse debt was extended to July 31, 2008.  At September 30, 2003 and December 31, 2002, respectively, the Company had $40.4 million of non-recourse debt outstanding included in other long-term debt and $40.0 million of non-recourse debt outstanding included in short-term borrowings in the accompanying consolidated balance sheets.  Additionally, during the third quarter of 2003, through this joint venture the Company incurred additional non-recourse debt of $1.9 million with a maturity date of June 15, 2004.  At September 30, 2003, this $1.9 million of non-recourse debt is included in short-term borrowings in the accompanying consolidated balance sheets.

12.       Commitments and Contingencies

The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business.  Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company’s consolidated financial position or results of operations.

A subsidiary of the Company previously executed an agreement with Fannie Mae to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit.  Subsequently a 100% participation in the loan portfolio was sold to Fannie Mae with the Company retaining the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans.  The current loan portfolio balance is $98.6 million and the Company has collateralized a portion of its obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $1.0 million.  The other 1% is covered in the form of a guarantee to Fannie Mae.

The Company had outstanding letters of credit totaling $27.8 million as of September 30, 2003 including approximately $10.2 million of letters of credit to partially secure construction loans which the Company assumed under the Island Purchase Agreement and the Fannie Mae letter of credit discussed in the preceding paragraph.  The letters of credit expire at varying dates through August 31, 2004, although the Company is obligated to renew the letters of credit related to the Island Purchase until as late as July 23, 2006.

The Company had guarantees totaling $10.5 million as of September 30, 2003, which consisted primarily of guarantees of overdraft facilities, property debt and the obligations to Fannie Mae discussed above.  Generally, the guarantees do not bear formal maturity dates and remain outstanding until certain conditions have been satisfied.

An important part of the strategy for the Company’s investment management business involves investing the Company’s own capital in certain real estate investments with its clients.  These co-investments typically range from 2% to 5% of the equity in a particular fund.  As of September 30, 2003, the Company had committed an additional $21.4 million to fund future co-investments.

13.         Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income.  Accumulated other comprehensive loss consists of foreign currency translation adjustments and minimum pension liability adjustments.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-US subsidiaries are deemed to be reinvested for an indefinite period of time.

The following table provides a summary of comprehensive (loss) income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net (loss) income	$(28,445)	$1,881	$(24,620)	$3,630
Foreign currency translation gain (loss)	4,548	(8,285)	1,274	2,027

Comprehensive (loss) income	$(23,897)	$(6,404)	$(23,346)	$5,657

14.       Per Share Information

For the three and nine months ended September 30, 2003, basic and diluted loss per share for the Company was computed by dividing the net loss by the weighted average number of common shares outstanding of 20,743,011 and 16,957,494, respectively.  As a result of operating losses incurred, diluted weighted average shares outstanding did not give effect to common stock equivalents, as to do so would have been anti-dilutive.

For the three and nine months ended September 30, 2002, basic income per share for the Company was computed by dividing the net income by the weighted average number of common shares outstanding of 15,016,044 and 15,033,640, respectively.  Diluted income per share included the dilutive effect of contingently issuable shares of 209,744 and 183,100 for the three and nine months ended September 30, 2002 respectively.

15.       Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $472.5 million and $414.6 million at September 30, 2003 and December 31, 2002, respectively.

16.       Merger-Related Charges

The Company recorded merger-related charges of $19.8 million for the nine months ended September 30, 2003 in connection with the Insignia Acquisition.  The charges consisted of the following (dollars in thousands):

	2003 Charge	Utilized to Date	To be Utilized
Lease termination costs	$7,637	$383	$7,254
Change of control payments	4,687	4,687	—
Severance	3,824	3,824	—
Consulting costs	2,003	2,003	—
Other	1,644	1,644	—

Total merger-related charges	$19,795	$12,541	$7,254

17.       Guarantor and Nonguarantor Financial Statements

In connection with the Insignia Acquisition, CBRE issued an aggregate of $200.0 million in Senior Notes (the 9¾% Senior Notes) due May 15, 2010.  These 9¾% Senior Notes are unsecured and rank equally in right of payment with existing and future senior indebtedness and senior in right of payment to any existing and future subordinated indebtedness.  The 9¾% Senior Notes are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries that are not guarantors of the 9¾% Senior Notes.  The 9¾% Senior Notes are guaranteed on a full, unconditional, joint and several and senior basis by the Company and CBRE’s domestic subsidiaries.

In connection with the 2001 Merger, CBRE issued an aggregate of $229.0 million in 11¼% Senior Subordinated Notes (the 11¼% Senior Subordinated Notes) due June 15, 2011.  The 11¼% Senior Subordinated Notes are unsecured and rank equally in right of payment with any of the Company’s senior subordinated unsecured indebtedness. The 11¼% Senior Subordinated Notes are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries that are not guarantors of the 11¼% Senior Subordinated Notes.  The 11¼% Senior Subordinated Notes are guaranteed on a full, unconditional, joint and several and senior subordinated basis by the Company and CBRE’s domestic subsidiaries.

The following condensed consolidating financial information includes:

(1)   Condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002; condensed consolidating statements of operations for the three and nine months ended September 30, 2003 and 2002, and condensed consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002, of (a) the Company, as the parent, (b) CBRE, which is the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis; and

(2) Elimination entries necessary to consolidate the Company, as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting.  The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.   In accordance with SFAS No. 142, all goodwill acquired in an acquisition should be assigned to reporting units as of the date of the acquisition.  In connection with the Insignia Acquisition, the Company is currently evaluating the fair value of the acquired reporting units and the applicable goodwill to be assigned.  As a result, the condensed consolidating balance sheet as of September 30, 2003 does not reflect this allocation of goodwill based upon the fair value of Insignia’s acquired reporting units.  In addition, the preliminary estimated fair value of other intangible assets acquired in the Insignia Acquisition, along with the related amortization expense, have been reported in the accompanying condensed financial information of the guarantor subsidiaries.  Once the Company finalizes the purchase accounting related to the Insignia Acquisition, other intangible assets and the related amortization expense will be re-allocated to the non-guarantor subsidiaries.

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$20,066	$20	$59,302	$6,106	$—	$85,494
Restricted cash	—	—	14,688	3,224	—	17,912
Receivables, less allowance for doubtful accounts	24	18	120,139	130,427	—	250,608
Warehouse receivable	—	—	135,820	—	—	135,820
Prepaid expenses and other current assets	75,307	23,389	17,297	23,438	(21,730)	117,701
Total current assets	95,397	23,427	347,246	163,195	(21,730)	607,535
Property and equipment, net	—	—	75,051	35,654	—	110,705
Goodwill	—	—	658,109	135,142	—	793,251
Other intangible assets, net	—	—	151,980	1,810	—	153,790
Deferred compensation assets	—	70,077	—	—	—	70,077
Investment in and advances to unconsolidated subsidiaries	—	4,896	49,123	10,463	—	64,482
Investment in consolidated subsidiaries	322,194	197,723	68,836	—	(588,753)	—
Inter-company loan receivable	—	858,277	—	—	(858,277)	—
Deferred tax assets, net	26,227	—	—	—	—	26,227
Other assets	4,476	26,135	55,117	55,229	—	140,957
Total assets	$448,294	$1,180,535	$1,405,462	$401,493	$(1,468,760)	$1,967,024

Current Liabilities:
Accounts payable and accrued expenses	$2,132	$18,299	$47,813	$69,051	$—	$137,295
Inter-company payable	21,730	—	—	—	(21,730)	—
Compensation and employee benefits payable	—	—	101,666	50,742	—	152,408
Accrued bonus and profit sharing	—	—	63,741	38,101	—	101,842
Short-term borrowings:
Warehouse line of credit	—	—	135,820	—	—	135,820
Other	—	—	14,757	13,157	—	27,914
Total short-term borrowings	—	—	150,577	13,157	—	163,734
Current maturities of long-term debt	—	11,350	—	427	—	11,777
Total current liabilities	23,862	29,649	363,797	171,478	(21,730)	567,056
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	226,114	—	—	—	226,114
Senior secured term loans	—	277,113	—	—	—	277,113
9¾% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	63,416	—	—	—	—	63,416
Other long-term debt	—	—	12,129	40,604	—	52,733
Inter-company loan payable	—	—	790,638	67,639	(858,277)	—
Total long-term debt	63,416	703,227	802,767	108,243	(858,277)	819,376
Deferred compensation liability	—	125,465	—	—	—	125,465
Other liabilities	12,320	—	41,175	46,230	—	99,725
Total liabilities	99,598	858,341	1,207,739	325,951	(880,007)	1,611,622

Minority interest	—	—	—	6,706	—	6,706

Commitments and contingencies

Stockholders’ Equity	348,696	322,194	197,723	68,836	(588,753)	348,696

Total liabilities and stockholders’ equity	$448,294	$1,180,535	$1,405,462	$401,493	$(1,468,760)	$1,967,024

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 30, 2002

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

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$309,075	$114,301	$—	$423,376
Costs and expenses:
Cost of services	—	—	156,972	51,226	—	208,198
Operating, administrative and other	88	(1,994)	125,412	56,792	—	180,298
Depreciation and amortization	—	—	38,162	2,909	—	41,071
Equity (income) loss from unconsolidated subsidiaries	—	(60)	(2,539)	281	—	(2,318)
Merger-related charges	—	—	14,151	2,334	—	16,485
Operating (loss) income	(88)	2,054	(23,083)	759	—	(20,358)
Interest income	67	10,596	832	471	(10,178)	1,788
Interest expense	2,947	25,666	8,389	1,431	(10,178)	28,255
Equity (loss) income from consolidated subsidiaries	(26,924)	(20,315)	1,813	—	45,246	—
Loss before (benefit) provision for income taxes	(26,924)	(33,331)	(28,827)	(201)	45,246	(46,825)
(Benefit) provision for income taxes	(1,447)	(6,407)	(8,512)	(2,014)	—	(18,380)
Net (loss) income	$(28,445)	$(26,924)	$(20,315)	$1,813	$45,426	$(28,445)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$211,791	$73,137	$—	$284,928
Costs and expenses:
Cost of services	—	—	103,245	32,425	—	135,670
Operating, administrative and other	60	312	85,368	38,730	—	124,470
Depreciation and amortization	—	—	4,065	2,339	—	6,404
Equity income from unconsolidated subsidiaries	—	(226)	(2,440)	(112)	—	(2,778)
Merger-related charges	—	—	—	—	—	—
Operating (loss) income	(60)	(86)	21,553	(245)	—	21,162
Interest income	38	10,154	643	566	(10,126)	1,275
Interest expense	2,850	10,944	9,270	2,482	(10,126)	15,420
Equity income (loss) from consolidated subsidiaries	3,458	6,350	(661)	—	(9,147)	—
Income (loss) before (benefit) provision for income taxes	586	5,474	12,265	(2,161)	(9,147)	7,017
(Benefit) provision for income taxes	(1,295)	2,016	5,915	(1,500)	—	5,136
Net income (loss)	$1,881	$3,458	$6,350	$(661)	$(9,147)	$1,881

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$727,394	$281,423	$—	$1,008,817
Costs and expenses:
Cost of services	—	—	359,672	125,191	—	484,863
Operating, administrative and other	244	2,716	298,302	142,632	—	443,894
Depreciation and amortization	—	—	46,704	6,867	—	53,571
Equity (income) loss from unconsolidated subsidiaries	—	(84)	(9,461)	363	—	(9,182)
Merger-related charges	—	—	15,890	3,905	—	19,795
Operating (loss) income	(244)	(2,632)	16,287	2,465	—	15,876
Interest income	136	29,380	1,916	1,072	(28,940)	3,564
Interest expense	8,800	45,936	28,491	5,232	(28,940)	59,519
Equity loss from consolidated subsidiaries	(19,371)	(10,044)	(957)	—	30,372	—
Loss before (benefit) provision for income taxes	(28,279)	(29,232)	(11,245)	(1,695)	30,372	(40,079)
(Benefit) provision for income taxes	(3,659)	(9,861)	(1,201)	(738)	—	(15,459)
Net loss	$(24,620)	$(19,371)	$(10,044)	$(957)	$30,372	$(24,620)

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$585,402	$208,409	$—	$793,811
Costs and expenses:
Cost of services	—	—	272,678	90,828	—	363,506
Operating, administrative and other	300	3,900	253,492	106,984	—	364,676
Depreciation and amortization	—	—	11,712	6,395	—	18,107
Equity income from unconsolidated subsidiaries	—	(572)	(4,998)	(852)	—	(6,422)
Merger-related charges	—	50	—	—	—	50
Operating (loss) income	(300)	(3,378)	52,518	5,054	—	53,894
Interest income	123	33,219	1,643	820	(33,132)	2,673
Interest expense	8,465	32,354	30,904	7,750	(33,132)	46,341
Equity income (loss) from consolidated subsidiaries	8,301	15,779	(966)	—	(23,114)	—
(Loss) income before (benefit) provision for income taxes	(341)	13,266	22,291	(1,876)	(23,114)	10,226
(Benefit) provision for income taxes	(3,971)	4,965	6,512	(910)	—	6,596
Net income (loss)	$3,630	$8,301	$15,779	$(966)	$(23,114)	$3,630

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(46,824)	$28,930	$(31,706)	$(21,114)	$(70,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(9,163)	978	(8,185)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(243,847)	—	(243,847)
Other investing activities, net	—	26	2,638	(3,316)	(652)

Net cash provided by (used in) investing activities	—	26	(250,372)	(2,338)	(252,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	152,850	—	—	152,850
Repayment of revolver and swingline credit facility	—	(152,850)	—	—	(152,850)
Proceeds from senior secured term loans	—	75,000	—	—	75,000
Repayment of senior secured term loans	—	(7,513)	—	—	(7,513)
Repayment of notes payable	—	(43,000)	—	—	(43,000)
Proceeds from 9 3/4% senior notes	—	200,000	—	—	200,000
Proceeds from short term borrowings and other loans, net	—	—	—	3,732	3,732
Proceeds from issuance of common stock	120,580	—	—	—	120,580
(Increase) decrease in intercompany receivables, net	—	(233,711)	267,207	20,127	—
Other financing activities, net	(194)	(19,766)	—	(341)	(20,301)

Net cash provided by (used in) financing activities	66,763	(28,990)	267,207	23,518	328,498

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,939	(34)	(14,871)	66	5,100
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	693	693
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$20,066	$20	$59,302	$6,106	$85,494

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$4,038	$21,949	$1,371	$4,336	$31,694
Income taxes, net of refunds	$25,533	$—	$—	$—	$25,533

CBRE HOLDING, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$557	$2,910	$(16,510)	$(5,927)	$(18,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(6,354)	(1,927)	(8,281)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	(11,760)	419	(3,188)	(14,529)
Other investing activities, net	—	44	3,973	2,331	6,348

Net cash used in investing activities	—	(11,716)	(1,962)	(2,784)	(16,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	214,250	—	—	214,250
Repayment of revolver and swingline credit facility	—	(207,250)	—	—	(207,250)
(Repayment of) proceeds from senior notes and other loans, net	—	(189)	(3,016)	1,829	(1,376)
Repayment of senior secured term loans	—	(7,014)	—	—	(7,014)
Decrease (increase) in intercompany receivables, net	—	8,405	(8,199)	(206)	—
Other financing activities, net	(539)	(172)	(94)	130	(675)

Net cash (used in) provided by financing activities	(539)	8,030	(11,309)	1,753	(2,065)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18	(776)	(29,781)	(6,958)	(37,497)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of currency exchange rate changes on cash	—	—	—	(1,469)	(1,469)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$21	$155	$12,423	$5,885	$18,484

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (net of amount capitalized)	$6,520	$22,691	$1,356	$3,394	$33,961
Income taxes, net of refunds	$16,481	$—	$—	$—	$16,481

18.       Industry Segments

The Company reports its operations through three geographically organized segments:  (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific.  The Americas consist of operations in the U.S., Canada, Mexico and South America.  EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.  As discussed in notes 8 and 17, the Company has not yet finalized the purchase accounting for the Insignia Acquisition.  As a result, goodwill and other intangible assets acquired in the Insignia Acquisition, along with the related amortization expense, have been included in the Americas segment.  Upon finalization of the purchase accounting for the Insignia Acquisition, goodwill, other intangible assets and the related amortization expense will be re-allocated to the appropriate segments.  The following table summarizes the revenue and operating income (loss) by operating segment (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
Americas	$324,508	$224,188	$766,995	$618,709
EMEA	69,390	38,261	167,020	111,632
Asia Pacific	29,478	22,479	74,802	63,470
	$423,376	$284,928	$1,008,817	$793,811

Operating (loss) income
Americas	$(19,804)	$21,524	$15,486	$48,679
EMEA	(3,671)	(159)	(3,072)	1,791
Asia Pacific	3,117	(203)	3,462	3,424
	(20,358)	21,162	15,876	53,894

Interest income	1,788	1,275	3,564	2,673
Interest expense	28,255	15,420	59,519	46,341

(Loss) income before (benefit) provision for income taxes	$(46,825)	$7,017	$(40,079)	$10,226

	September 30, 2003	December 31, 2002
	(dollars in thousands)
Identifiable assets
Americas	$1,408,986	$868,990
EMEA	264,121	198,027
Asia Pacific	107,448	123,059
Corporate	186,469	134,800
	$1,967,024	$1,324,876

Identifiable assets by industry segment are those assets used in the Company’s operations in each segment. Corporate identifiable assets are primarily cash and cash equivalents and net deferred tax assets.

19.       Subsequent Events

On October 14, 2003, the Company refinanced all of the outstanding loans under the Credit Facility it entered into in connection with the completion of the Insignia Acquisition.  As part of this refinancing, the Company entered into a new amended and restated credit agreement.  The prior Credit Facility was, and the new amended and restated credit facilities continue to be, jointly and severally guaranteed by the Company and its domestic subsidiaries and secured by substantially all of their assets.

In connection with the October 14, 2003 refinancing of the senior secured credit facilities and the signing of a new amended and restated credit agreement, the former Tranche A term facility and Tranche B term facility were combined into a new single term loan facility.  The new term loan facility, of which $300.0 million was drawn on October 14, 2003, requires quarterly principal payments of $2.5 million through September 30, 2008 and matures on December 31, 2008.  Borrowings under the new term loan facility bear interest at varying rates based, at the Company’s option, on either LIBOR plus 3.25% or the alternate base rate plus 2.25%.  The maturity date and interest rate for borrowings under the revolving credit facility remain unchanged in the new amended and restated credit agreement.  The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by the Company.

On October 27, 2003, the Company redeemed $20.0 million in aggregate principal amount of its 16% Senior Notes.  The Company paid a $1.9 million premium in connection with this redemption.

Early in the fourth quarter of 2003, the Company announced that effective January 1, 2004, it will close the Deferred Compensation Plan (DCP) to new participants.  During 2004, the DCP will continue to accept compensation deferrals from participants who currently have a balance, meet the eligibility requirements and elect to participate, up to a maximum annual contribution amount of $250,000 per participant.  However, the DCP will cease accepting compensation deferrals from current participants effective January 1, 2005.

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

On July 20, 2001, the Company acquired CB Richard Ellis Services, Inc. (CBRE), pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001 (the 2001 Merger Agreement), among the Company, CBRE and Blum CB Corp. (Blum CB), a wholly owned subsidiary of the Company.  Blum CB was merged with and into CBRE, with CBRE being the surviving corporation (the 2001 Merger).  At the effective time of the 2001 Merger, CBRE became a wholly owned subsidiary of the Company.

On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 28, 2003 (the Insignia Acquisition Agreement), by and among the Company, CBRE, Apple Acquisition Corp. (Apple Acquisition), a Delaware corporation and wholly owned subsidiary of CBRE, and Insignia Financial Group, Inc. (Insignia), a Delaware corporation, Apple Acquisition was merged with and into Insignia (the Insignia Acquisition).  Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CBRE.  The Company acquired Insignia to solidify its position as the market leader in the commercial real estate services industry.

Results of Operations

The following tables set forth items derived from the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 presented in dollars and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	(Dollars in thousands)
Revenue	423,376	100.0%	284,928	100.0%	1,008,817	100.0%	793,811	100.0%

Costs and expenses:
Cost of services	208,198	49.2	135,670	47.6	484,863	48.1	363,506	45.8
Operating, administrative and other	180,298	42.6	124,470	43.7	443,894	44.0	364,676	45.9
Depreciation and amortization	41,071	9.7	6,404	2.2	53,571	5.3	18,107	2.3
Equity income from unconsolidated subsidiaries	(2,318)	(0.5)	(2,778)	(1.0)	(9,182)	(0.9)	(6,422)	(0.8)
Merger-related charges	16,485	3.9	—	—	19,795	2.0	50	—

Operating (loss) income	(20,358)	(4.8)	21,162	7.4	15,876	1.6	53,894	6.8
Interest income	1,788	0.4	1,275	0.4	3,564	0.4	2,673	0.3
Interest expense	28,255	6.7	15,420	5.4	59,519	5.9	46,341	5.8

(Loss) income before (benefit) provision for income taxes	(46,825)	(11.1)	7,017	2.5	(40,079)	(4.0)	10,226	1.3
(Benefit) provision for income taxes	(18,380)	(4.3)	5,136	1.8	(15,459)	(1.5)	6,596	0.8

Net (loss) income	$(28,445)	(6.7)%	$1,881	0.7%	$(24,620)	(2.4)%	$3,630	0.5%

EBITDA	$20,713	4.9%	$27,566	9.7%	$69,447	6.9%	$72,001	9.1%

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.  Management believes that the presentation of EBITDA will enhance a reader’s understanding of the Company’s operating performance.  EBITDA is also a measure used by senior management to evaluate the performance of the Company’s various lines of business and for other required or discretionary purposes, such as the use of EBITDA as a significant component when measuring performance under the Company’s employee incentive programs.  Additionally, many of the Company’s debt covenants are based upon a measurement similar to EBITDA.  EBITDA should not be considered as an alternative to (i) operating income determined in accordance with accounting principles generally accepted in the United States of America, or (ii) operating cash flow determined in accordance with accounting principles generally accepted in the United States of America.  The Company’s calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating (loss) income	$(20,358)	$21,162	$15,876	$53,894

Add:
Depreciation and amortization	41,071	6,404	53,571	18,107

EBITDA	$20,713	$27,566	$69,447	$72,001

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

The Company reported a consolidated net loss of $28.4 million for the three months ended September 30, 2003 on revenue of $423.4 million as compared to consolidated net income of $1.9 million on revenue of $284.9 million for the three months ended September 30, 2002.

Revenue on a consolidated basis increased $138.4 million or 48.6% during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  The increase was primarily driven by higher revenue as a result of the Insignia Acquisition as well as increased worldwide sales and lease transaction revenue and appraisal fees.  Additionally, foreign currency translation had an $8.8 million positive impact on total revenue during the quarter ended September 30, 2003.

Cost of services on a consolidated basis totaled $208.2 million, an increase of $72.5 million or 53.5% over the third quarter of 2002. This increase was mainly attributable to higher commission expense due to increased revenue as a result of the Insignia Acquisition as well as higher worldwide sales and lease transaction revenue.  Also contributing to the variance were increased worldwide payroll related costs, including insurance and pension expense in the United Kingdom (UK) , which were partially caused by the Insignia Acquisition as well as increased headcount in Europe.  Additionally, foreign currency translation had a $4.1 million negative impact on cost of services during the current year period.  As a result, cost of services as a percentage of revenue increased from 47.6% for the third quarter of 2002 to 49.2% for the third quarter of the current year.

Operating, administrative and other expenses on a consolidated basis were $180.3 million, an increase of $55.8 million or 44.9% for the three months ended September 30, 2003 as compared to the third quarter of the prior year. The increase was primarily driven by increased costs as a result of the Insignia Acquisition, including $1.2 million of integration costs, as well as higher worldwide payroll related expenses and bonuses.  Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $1.9 million.  In addition, occupancy expense was higher in the UK as a result of the Company’s relocation to a new facility.  Lastly, foreign currency translation had a $4.0 million negative impact on total operating expenses for the three months ended September 30, 2003.

Depreciation and amortization expense on a consolidated basis increased by $34.7 million or 541.3% mainly due to higher amortization expense primarily as a result of net revenue backlog acquired as part of the Insignia Acquisition.

Equity income from unconsolidated subsidiaries on a consolidated basis decreased $0.5 million or 16.6% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 primarily due to higher minority interest expense in the current year.

Merger-related charges on a consolidated basis were $16.5 million for the three months ended September 30, 2003 and primarily consisted of lease termination costs associated with vacated spaces, change of control payments, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition.

Consolidated interest expense was $28.3 million, an increase of $12.8 million or 83.2% for the three months ended September 30, 2003 as compared to the third quarter of the prior year.  This increase was primarily driven by a $6.8 million write-off of unamortized deferred financing fees associated with the prior credit facility as well as higher interest expense as a result of the additional debt issued in connection with the Insignia Acquisition.

Benefit for income tax on a consolidated basis was $18.4 million for the three months ended September 30, 2003 as compared to a provision for income tax of $5.1 million for the three months ended September 30, 2002.  The income tax (benefit) provision and effective tax rate were not comparable between periods due to the effects of the Insignia Acquisition.  Additionally, non-taxable gains associated with the Company’s deferred compensation plan in the current year versus the non-deductible losses experienced in the prior year contributed to a lower effective tax rate in the current year.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

The Company reported a consolidated net loss of $24.6 million for the nine months ended September 30, 2003 on revenue of $1.0 billion as compared to consolidated net income of $3.6 million on revenue of $793.8 million for the nine months ended September 30, 2002.

Revenue on a consolidated basis increased $215.0 million or 27.1% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  The increase was driven by higher revenue as a result of the Insignia Acquisition, significantly higher worldwide sales transaction revenue as well as increased worldwide appraisal fees and lease transaction revenue.   Additionally, foreign currency translation had a $28.6 million positive impact on total revenue during the nine months ended September 30, 2003.

Cost of services on a consolidated basis totaled $484.9 million, an increase of $121.4 million or 33.4% from the nine months ended September 30, 2002. This increase was mainly due to higher commission expense as a result of the Insignia Acquisition as well as increased worldwide sales and lease transaction revenue.  Increased worldwide payroll related costs, primarily insurance, also contributed to the variance. Additionally, foreign currency translation had a $12.5 million negative impact on cost of services during the current year period.  As a result, cost of services as a percentage of revenue increased from 45.8% for the nine months ended September 30, 2002 to 48.1% for the nine months ended September 30, 2003.

Operating, administrative and other expenses on a consolidated basis were $443.9 million, an increase of $79.2 million or 21.7 % for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase was primarily driven by higher costs as a result of the Insignia Acquisition, including $1.2 million of integration costs, as well as increased worldwide bonuses, payroll related expenses and consulting expenses, principally in the Americas and Europe.  Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $6.9 million.  In addition, occupancy expense was higher in the UK as a result of the Company’s relocation to a new facility.  Lastly, foreign currency translation had a $13.7 million negative impact on total operating expenses during the nine months ended September 30, 2003.  These increases were partially offset by net foreign currency transaction gains resulting from the weaker U.S. dollar.

Depreciation and amortization expense on a consolidated basis increased by $35.5 million or 195.9% mainly due to an increase in amortization expense primarily as a result of net revenue backlog acquired as part of the Insignia Acquisition.  The increase in amortization expense was also due to a one-time reduction of amortization expense recorded in the prior year, which arose from the adjustment of certain intangible assets to their estimated fair values as of their acquisition date as determined by independent third party appraisers in connection with the 2001 Merger.

Equity income from unconsolidated subsidiaries on a consolidated basis increased $2.8 million or 43.0% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to a gain on sale of owned units in an investment fund.

Merger-related charges on a consolidated basis were $19.8 million for the nine months ended September 30, 2003.  These charges primarily consisted of lease termination costs associated with vacated spaces, change of control payments, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition.

Consolidated interest expense was $59.5 million for the nine months ended September 30, 2003, an increase of $13.2 million or 28.4% as compared to the nine months ended September 30, 2002.  This increase was primarily driven by a $6.8 million write-off of unamortized deferred financing fees associated with the prior credit facility as well as higher interest expense as a result of the additional debt issued in connection with the Insignia Acquisition.

Benefit for income tax on a consolidated basis was $15.5 million for the nine months ended September 30, 2003 as compared to provision for income tax of $6.6 million for the nine months ended September 30, 2002.  The income tax (benefit) provision and effective tax rate were not comparable between periods due to the effects of the Insignia Acquisition.  Additionally, non-taxable gains associated with the Company’s deferred compensation plan in the current year versus the non-deductible losses experienced in the prior year contributed to a lower effective tax rate in the current year.

Segment Operations

The Company reports its operations through three geographically organized segments:  (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific.  The Americas consist of operations in the U.S., Canada, Mexico and South America.  EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.  The Company has not yet finalized the purchase accounting for the Insignia Acquisition.  As a result, other intangible assets acquired in the Insignia Acquisition, along with the related amortization expense, have been included in the Americas segment (see Note 18 of the Notes to Consolidated Financial Statements).  Upon finalization of the purchase accounting for the Insignia Acquisition, other intangible assets and the related amortization expense will be re-allocated to the appropriate segments.  The Americas results for the nine months ended September 30, 2003 include merger-related charges of $15.9 million attributable to the Insignia Acquisition.  The EMEA results for the nine months ended September 30, 2003 include merger-related charges of $3.9 million associated with the Insignia Acquisition.  The following table summarizes the revenue, costs and expenses, and operating income (loss) by operating segment for the periods ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002

Americas

Revenue	$324,508	100.0%	$224,188	100.0%	$766,995	100.0%	$618,709	100.0%

Costs and expenses:
Cost of services	165,013	50.9	109,919	49.0	380,942	49.7	291,173	47.1
Operating, administrative and other	129,170	39.8	90,842	40.5	316,352	41.2	271,803	43.9
Depreciation and amortization	38,512	11.9	4,354	1.9	47,703	6.2	12,561	2.0
Equity income from unconsolidated subsidiaries	(2,536)	(0.8)	(2,451)	(1.1)	(9,379)	(1.2)	(5,557)	(0.9)
Merger-related charges	14,153	4.4	—	—	15,891	2.1	50	—

Operating (loss) income	$(19,804)	(6.1)%	$21,524	9.6%	$15,486	2.0%	$48,679	7.9%

EBITDA	$18,708	5.8%	$25,878	11.5%	$63,189	8.2%	$61,240	9.9%

EMEA

Revenue	$69,390	100.0%	$38,261	100.0%	$167,020	100.0%	$111,632	100.0%

Costs and expenses:
Cost of services	30,779	44.4	16,063	42.0	71,160	42.6	45,344	40.6
Operating, administrative and other	38,088	54.9	21,143	55.3	91,237	54.6	61,319	54.9
Depreciation and amortization	1,609	2.3	1,220	3.2	3,430	2.1	3,194	2.9
Equity loss (income) from unconsolidated subsidiaries	253	0.4	(6)	—	361	0.2	(16)	—
Merger-related charges	2,332	3.4	—	—	3,904	2.3	—	—

Operating (loss) income	$(3,671)	(5.3)%	$(159)	(0.4)%	$(3,072)	(1.8)%	$1,791	1.6%

EBITDA	$(2,062)	(3.0)%	$1,061	2.8%	$358	0.2%	$4,985	4.5%

Asia Pacific

Revenue	$29,478	100.0%	$22,479	100.0%	$74,802	100.0%	$63,470	100.0%

Costs and expenses:
Cost of services	12,406	42.1	9,688	43.1	32,761	43.8	26,989	42.5
Operating, administrative and other	13,040	44.2	12,485	55.5	36,305	48.5	31,554	49.7
Depreciation and amortization	950	3.2	830	3.7	2,438	3.3	2,352	3.7
Equity income from unconsolidated subsidiaries	(35)	(0.1)	(321)	(1.4)	(164)	(0.2)	(849)	(1.3)

Operating income (loss)	$3,117	10.6%	$(203)	(0.9)%	$3,462	4.6%	$3,424	5.4%

EBITDA	$4,067	13.8%	$627	2.8%	$5,900	7.9%	$5,776	9.1%

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.  Management believes that the presentation of EBITDA will enhance a reader’s understanding of the Company’s operating performance.  EBITDA is also a measure used by senior management to evaluate the performance of the Company’s various lines of business and for other required or discretionary purposes, such as the use of EBITDA as a significant component when measuring performance under the Company’s employee incentive programs.  Additionally, many of the Company’s debt covenants are based upon a measurement similar to EBITDA.  EBITDA should not be considered as an alternative to (i) operating income determined in accordance with accounting principles generally accepted in the United States of America, or (ii) operating cash flow determined in accordance with accounting principles generally accepted in the United States of America.  The Company’s calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended Septmeber 30,
	2003	2002	2003	2002

Americas
Operating (loss) income	$(19,804)	$21,524	$15,486	$48,679
Add: Depreciation and amortization	38,512	4,354	47,703	12,561
EBITDA	$18,708	$25,878	$63,189	$61,240

EMEA
Operating (loss) income	$(3,671)	$(159)	$(3,072)	$1,791
Add: Depreciation and amortization	1,609	1,220	3,430	3,194
EBITDA	$(2,062)	$1,061	$358	$4,985

Asia Pacific
Operating income (loss)	$3,117	$(203)	$3,462	$3,424
Add: Depreciation and amortization	950	830	2,438	2,352
EBITDA	$4,067	$627	$5,900	$5,776

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Americas

Revenue increased by $100.3 million or 44.7% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 primarily driven by the Insignia Acquisition as well as increased sales transaction revenue, lease transaction revenue and loan fees. The sales and lease transaction revenue increases were primarily due to an increased number of transactions and a higher average value per transaction.  Loan fees increased as a result of a higher number of deals and a higher average value per deal.  Cost of services increased by $55.1 million or 50.1% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 primarily driven by higher commission expense due to increased revenue as a result of the Insignia Acquisition as well as higher sales and lease transaction revenue.  Also contributing to the variance were increased payroll related costs, primarily insurance.  Cost of services as a percentage of revenue increased from 49.0% for the third quarter of the prior year to 50.9% for the third quarter of the current year. Operating, administrative and other expenses increased $38.3 million or 42.2% mainly due to increased costs as a result of the Insignia Acquisition, including integration expenses of $1.2 million, as well as higher bonuses and payroll related costs.  Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $1.9 million.

EMEA

Revenue increased by $31.1 million or 81.4% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  This was mainly driven by increased revenue as a result of the Insignia Acquisition as well as higher sales and lease transaction revenue across Europe. Cost of services increased $14.7 million or 91.6% as a result of higher producer compensation expense and increased payroll related costs, including pension and insurance expenses, partially due to the Insignia Acquisition as well as a result of new hires.  Operating, administrative and other expenses increased by $16.9 million or 80.1% mainly due to increased costs as a result of the Insignia Acquisition as well as higher payroll related expenses and bonuses.  In addition, occupancy expense was higher in the UK as a result of the Company’s relocation to a new facility.

Asia Pacific

Revenue increased by $7.0 million or 31.1% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  The increase was primarily driven by an overall increase in revenue in Australia and New Zealand.  Cost of services increased by $2.7 million or 28.0% mainly driven by increased transaction revenue as well as higher producer compensation expense due to increased headcount in Australia and New Zealand. Operating, administrative and other expenses increased by $0.6 million or 4.4% primarily due to an increased accrual for long-term incentives in Australia and New Zealand.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Americas

Revenue increased by $148.3 million or 24.0% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily driven by the Insignia Acquisition as well as significantly higher sales transaction revenue due to an increased number of transactions and a higher average value per transaction.  Cost of services increased by $89.8 million or 30.8% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due to increased revenue as a result of the Insignia Acquisition and higher sales transaction revenue, as well as increased payroll related costs, primarily insurance. As a result, cost of services as a percentage of revenue increased from 47.1% for the nine months ended September 30, 2002 to 49.7% for the nine months ended September 30, 2003. Operating, administrative and other expenses increased $44.5 million or 16.4% mainly caused by higher costs as a result of the Insignia Acquisition, including integration expenses of $1.2 million, as well as increased bonuses and payroll related costs.  Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $6.9 million.  These increases were partially offset by net foreign currency transaction gains resulting from the weakened U.S. dollar.

EMEA

Revenue increased by $55.4 million or 49.6% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  This was mainly driven by increased revenue as a result of the Insignia Acquisition as well as higher sales and lease transaction revenue across Europe.  Cost of services increased $25.8 million or 56.9% as a result of higher producer compensation expense and increased payroll related costs, including pension and insurance expenses, partially due to the Insignia Acquisition and new hires.  Operating, administrative and other expenses increased by $29.9 million or 48.8% mainly driven by increased costs as a result of the Insignia Acquisition as well as higher bonus, payroll related and consulting expenses.  In addition, occupancy expense was higher in the UK as a result of the Company’s relocation to a new facility.

Asia Pacific

Revenue increased by $11.3 million or 17.9% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  The increase was primarily driven by an overall increase in revenue in Australia and New Zealand. These revenue increases were partially offset by reduced revenue in the Company’s Japanese investment management business. Cost of services increased by $5.8 million or 21.4% mainly attributable to increased transaction revenue as well as higher producer compensation expense due to increased headcount in Australia and New Zealand. Operating, administrative and other expenses increased by $4.8 million or 15.1% primarily due to an increased accrual for long-term incentives in Australia and New Zealand.

Liquidity and Capital Resources

On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 28, 2003 (the Insignia Acquisition Agreement), by and among the Company, CBRE, Apple Acquisition Corp. (Apple Acquisition), a Delaware corporation and wholly owned subsidiary of CBRE, and Insignia Financial Group, Inc. (Insignia), Apple Acquisition was merged with and into Insignia (the Insignia Acquisition).  Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CBRE.

In conjunction with and immediately prior to the Insignia Acquisition, Island Fund I LLC (Island), a Delaware limited liability company, which is affiliated with Andrew L. Farkas, Insignia’s former Chairman and Chief Executive Officer, and some of Insignia’s other former officers, completed the purchase of specified real estate investment assets of Insignia, pursuant to a Purchase Agreement, dated May 28, 2003 (the Island Purchase Agreement), by and among Insignia, the Company, CBRE, Apple Acquisition and Island.  A number of the real estate investment assets that were sold to Island required the consent of one or more third parties in order to transfer such assets.  Some of these third party consents were not obtained prior to the closing of the Insignia Acquisition.  As a result, the Company continues to hold these real estate investment assets pending the receipt of these third party consents.  While the Company holds these assets, it has generally agreed to provide Island with the economic benefits from these assets and Island generally has agreed to indemnify the Company with respect to any losses incurred in connection with continuing to hold these assets.

Pursuant to the terms of the Insignia Acquisition Agreement, (1) each issued and outstanding share of Insignia’s Common Stock (other than treasury shares), par value $0.01 per share, was converted into the right to receive $11.156 in cash, without interest (the Insignia Common Stock Merger Consideration), (2) each issued and outstanding share of Insignia’s Series A Preferred Stock, par value $0.01 per share, and Series B Preferred Stock, par value $0.01 per share, was converted into the right to receive $100.00 per share, plus accrued and unpaid dividends, (3) all outstanding warrants and options to acquire Insignia Common Stock other than as described below, whether vested or unvested, were canceled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of the Insignia Common Stock Merger Consideration over the per share exercise price of the option or warrant, multiplied by the number of shares of Insignia Common Stock subject to the option or warrant less any applicable withholding taxes and (4) outstanding options to purchase Insignia Common Stock granted pursuant to Insignia’s 1998 Stock Investment Plan, whether vested or unvested, were canceled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of (a) the higher of (x) the Insignia Common Stock Merger Consideration, or (y) the highest final sale price per share of the Insignia Common Stock as reported on the New York Stock Exchange (NYSE) at any time during the 60-day period preceding the closing of the Insignia Acquisition (which was $11.20), over (b) the exercise price of the options, multiplied by the number of shares of Insignia Common Stock subject to the options, less any applicable withholding taxes.  Following the Insignia Acquisition, the Insignia Common Stock was delisted from the NYSE and deregistered under the Securities Exchange Act of 1934.

The funding to complete the Insignia Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Insignia, was obtained through (a) the sale of 6,587,135 shares of the Company’s Class B Common Stock, par value $0.01 per share, to Blum Strategic Partners, L.P., a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership and Blum Strategic Partners II GmbH & Co. KG, a German limited partnership, for an aggregate cash purchase price of $105,394,160, (b) the sale of 227,865 shares of the Company’s Class A Common Stock, par value $.01 per share, to DLJ Investment Partners, L.P., a Delaware limited partnership, DLJ Investment Partners II, L.P., a Delaware limited partnership and DLJIP II Holdings, L.P., a Delaware limited partnership, for an aggregate cash purchase price of $3,645,840, (c) the sale of 625,000 shares of the Company’s Class A Common Stock to California Public Employees’ Retirement System for an aggregate cash purchase price of $10,000,000, (d) the sale of 60,000 shares of the Company’s Class B Common Stock to Frederic V. Malek for an aggregate cash purchase price of $960,000, (e) the release from escrow of the net proceeds from the offering by CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE that merged with and into CBRE in connection with the Insignia Acquisition, of $200.0 million of the 9¾% Senior Notes due May 15, 2010 (the 9¾% Senior Notes), which had been issued and sold by CBRE Escrow on May 22, 2003, (f) $75.0 million of term loan borrowings under the Amended and Restated Credit Agreement dated as of May 22, 2003, by and among CBRE, Credit Suisse First Boston (CSFB) as Administrative Agent and Collateral Agent, the other lenders named in the credit agreement, the Company and the guarantors named in the credit agreement and (g) $36,870,229.61 of cash proceeds from the completion of the sale to Island.

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

Net cash used in operating activities totaled $70.7 million for the nine months ended September 30, 2003, an increase of $51.7 million compared to the nine months ended September 30, 2002.  This increase was primarily attributable to merger-related expenses paid in the current period as well as due to the timing of payments to vendors and taxing authorities.

Net cash used in investing activities totaled $252.7 million for the nine months ended September 30, 2003, an increase of $236.2 million compared to the same period of the prior year. This increase was primarily due to costs incurred in the current year associated with the Insignia Acquisition.

Net cash provided by financing activities totaled $328.5 million for the nine months ended September 30, 2003 compared to net cash used in financing activities of $2.1 million for the nine months ended September 30,

2002.  This increase was mainly attributable to the additional net debt and equity financing resulting from the Insignia Acquisition in the current year.

The Company issued $200.0 million in aggregate principal amount of 9¾% Senior Notes due May 15, 2010 on May 22, 2003. The 9¾% Senior Notes are unsecured obligations, and rank equal in right of payment with existing and future senior indebtedness and senior in right of payment to any existing and future subordinated indebtedness of the Company. The 9¾% Senior Notes are jointly and severally guaranteed on a senior basis by the Company and its domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003.  The 9¾% Senior Notes are redeemable at the Company’s option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter.  In addition, before May 15, 2006, the Company may redeem up to 35.0% of the originally issued amount of the 9¾% Senior Notes at 109 ¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, the Company is obligated to make an offer to purchase the 9¾% Senior Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the 9¾% Senior Notes included in the accompanying consolidated balance sheets was $200.0 million as of September 30, 2003.

In accordance with the terms of the debt offering of the 9¾% Senior Notes, the proceeds from the sale of the 9¾% Senior Notes were placed in escrow on May 22, 2003.  The proceeds were released from this escrow account on July 23, 2003, the date of the Insignia Acquisition.

In connection with the Insignia Acquisition, the Company entered into an amended and restated credit agreement with CSFB and other lenders (the Credit Facility).  On October 14, 2003, the Company refinanced all of the outstanding loans under the amended and restated credit agreement it entered into in connection with the completion of the Insignia Acquisition.  As part of this refinancing, the Company entered into a new amended and restated credit agreement.  The prior credit facilities were, and the current amended and restated credit facilities continue to be, jointly and severally guaranteed by the Company and its domestic subsidiaries and secured by substantially all of their assets.

The amended and restated credit facilities entered into in connection with the Insignia Acquisition included the following: (1) a Tranche A term facility of $50.0 million maturing on July 20, 2007, which was fully drawn in connection with the 2001 merger; (2) a Tranche B term facility of $260.0 million maturing on July 18, 2008, $185.0 million of which was drawn in connection with the 2001 merger and $75.0 million of which was drawn in connection with the Insignia Acquisition; and (3) a revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007.  After the amendment and restatement in connection with the Insignia Acquisition, borrowings under the Tranche A and revolving facility bore interest at varying rates based on the Company’s option, at either the applicable LIBOR plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%, in both cases as determined by reference to the ratio of total debt less available cash to EBITDA, which is defined in the amended and restated credit agreement.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.  After the amendment and restatement in connection with the Insignia Acquisition, borrowings under the Tranche B facility bore interest at varying rates based on the Company’s option at either the applicable LIBOR plus 4.25% or the alternate base rate plus 3.25%.

In connection with the October 14, 2003 refinancing of the senior secured credit facilities and the signing of a new amended and restated credit agreement, the former Tranche A term facility and Tranche B term facility were combined into a new single term loan facility.  The new term loan facility, of which $300.0 million was drawn on October 14, 2003, requires quarterly principal payments of $2.5 million through September 30, 2008 and matures on December 31, 2008.  Borrowings under the new term loan facility bear interest at varying rates based at the Company’s option, on either LIBOR plus 3.25% or the alternate base rate plus 2.25%.  The maturity date and interest rate for borrowings under the revolving credit facility remain unchanged in the new amended and restated credit agreement.  The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by the Company.  The Company repaid its revolving credit facility as of November 5, 2002 and July 23, 2003.  The total amounts outstanding under the Credit Facility included in senior secured term loans and current maturities of long-term debt in the accompanying consolidated balance sheets were $288.5 million and $221.0 million as of September 30, 2003 and December 31, 2002, respectively.

The Company issued $229.0 million in aggregate principal amount of 11¼% Senior Subordinated Notes due June 15, 2011 (the 11¼% Senior Subordinated Notes), for approximately $225.6 million, net of discount, on June 7,

2001. The 11¼% Senior Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and its domestic subsidiaries.  The 11¼% Senior Subordinated Notes require semi-annual payments of interest in arrears on June 15 and December 15, having commenced on December 15, 2001, and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, the Company may redeem up to 35.0% of the originally issued amount of the 11¼% Senior Subordinated Notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings.  In the event of a change of control, the Company is obligated to make an offer to purchase the 11¼% Senior Subordinated Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the 11¼% Senior Subordinated Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.1 million and $225.9 million as of September 30, 2003 and December 31, 2002, respectively.

In connection with the 2001 Merger, the Company issued an aggregate principal amount of $65.0 million of 16% Senior Notes due on July 20, 2011 (the 16% Senior Notes).  The 16% Senior Notes are unsecured obligations, senior to all current and future unsecured indebtedness, but subordinated to all current and future secured indebtedness of the Company.  Interest accrues at a rate of 16.0% per year and is payable quarterly in arrears.  Interest may be paid in kind to the extent CBRE’s ability to pay cash dividends is restricted by the terms of the Credit Facility.  Additionally, interest in excess of 12.0% may, at the Company’s option, be paid in kind through July 2006.  The Company elected to pay in kind interest in excess of 12.0%, or 4.0%, that was payable on April 20, 2002, July 20, 2002, October 20, 2002, January 20, 2003 and April 20, 2003.  The 16% Senior Notes are redeemable at the Company’s option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. As of September 30, 2003, the redemption price was 109.6% of par.  In the event of a change in control, the Company is obligated to make an offer to purchase all of the outstanding 16% Senior Notes at 101.0% of par. The total amount of the 16% Senior Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $63.4 million and $61.9 million as of September 30, 2003 and December 31, 2002, respectively.

On October 27, 2003, the Company redeemed $20.0 million in aggregate principal amount of its 16% Senior Notes. The Company paid a $1.9 million premium in connection with this redemption.

The 16% Senior Notes are solely the Company’s obligation to repay.  CBRE has neither guaranteed nor pledged any of its assets as collateral for the 16% Senior Notes, and is not obligated to provide cash flow to the Company for repayment of these 16% Senior Notes.  However, the Company has no substantive assets or operations other than its investment in CBRE to meet any required principal and interest payments on the 16% Senior Notes.  The Company will depend on CBRE’s cash flows to fund principal and interest payments as they come due.

The 9¾% Senior Notes, the Credit Facility, the 11¼% Senior Subordinated Notes and the 16% Senior Notes all contain numerous restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers.  The amendment and restatement of the Credit Facility modified the financial covenant ratios to provide a greater degree of flexibility than the prior Credit Facility.  The amended and restated Credit Facility requires the Company to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt.  The Credit Facility required, and after the amendment and restatement continues to require, the Company to pay a facility fee based on the total amount of the unused commitment.

On February 23, 2003, Moody’s Investor Service confirmed the ratings of the Company’s senior secured term loans and Senior Subordinated Notes at B1 and B3, respectively.  On May 1, 2003, Moody’s assigned the rating of B1 to the Company’s $200.0 million 9¾% Senior Notes and confirmed the ratings of the senior secured term loans at B1.  On April 3, 2003, Standard and Poor’s Ratings Service downgraded the Company’s senior secured term loans and Senior Subordinated Notes from BB- to B+ and B to B-, respectively.  On April 14, 2003, Standard and Poor’s assigned the rating B+ to the Company’s 9¾% Senior Notes.  On September 30, 2003, in connection with the refinancing of the outstanding senior secured credit facilities, Standard and Poor’s confirmed the B+ rating of the senior secured term loans.  Neither the Moody’s nor the Standard and Poor’s ratings impact the Company’s ability to borrow or affect the Company’s interest rates for the senior secured term loans.

A subsidiary of the Company has had a credit agreement with Residential Funding Corporation (RFC) since 2001 for the purpose of funding mortgage loans that will be resold.  On December 16, 2002, the Company entered into a Third Amended and Restated Warehousing Credit and Security Agreement effective December 20, 2002.  The agreement provided for a revolving line of credit of $200.0 million, bore interest at the lower of one-month LIBOR or 2.0% (RFC Base Rate) plus 1.0% and expired on August 31, 2003. On June 25, 2003, the agreement was modified to provide a temporary revolving line of credit increase of $200.0 million that resulted in a total line of credit equaling $400.0 million, which expired on August 30, 2003 and to change the RFC Base Rate to one-month LIBOR plus 1.0%.  By amendment on August 29, 2003, the expiration date of the agreement was extended to September 25, 2003.  On September 26, 2003, the Company entered into a Fourth Amended and Restated Warehousing Credit and Security Agreement.  The agreement provides for a revolving line of credit of up to $200.0 million, bears interest at one-month LIBOR plus 1.0% and expires on August 31, 2004.

During the three months ended September 30, 2003, the Company had a maximum of $272.5 million revolving line of credit principal outstanding with RFC.  At September 30, 2003 and December 31, 2002, respectively, the Company had a $135.8 million and a $63.1 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.  Additionally, the Company had a $135.8 million and a $63.1 million warehouse receivable, which are also included in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively.

In connection with the Insignia Acquisition, the Company assumed $13.8 million of acquisition loan notes that were issued in connection with previous acquisitions by Insignia in the United Kingdom (UK).  The acquisition loan notes are payable to sellers of the formerly acquired UK businesses and are secured by restricted cash deposits in approximately the same amount.  The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010.  At September 30, 2003, the Company had $13.9 million in acquisition loan notes outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.

In connection with the Insignia Acquisition, on July 23, 2003 the Company assumed and immediately repaid Insignia’s outstanding revolving credit facility of $28.0 million and subordinated credit facility of $15.0 million.

A subsidiary of the Company has a credit agreement with JP Morgan Chase.  The credit agreement provides for a non-recourse revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank’s cost of funds and expires on May 28, 2004.  At September 30, 2003 and December 31, 2002 the Company had no revolving line of credit principal outstanding with JP Morgan Chase.

During 2001, the Company incurred $37.2 million of non-recourse debt through a joint venture.  During the third quarter of 2003, the maturity date on this non-recourse debt was extended to July 31, 2008.  At September 30, 2003 and December 31, 2002, respectively, the Company had $40.4 million of non-recourse debt included in other long-term debt and $40.0 million of non-recourse included in short-term borrowings in the accompanying consolidated balance sheets.  Additionally, during the third quarter of 2003, through this joint venture the Company incurred additional non-recourse debt of $1.9 million with a maturity date of June 15, 2004.  At September 30, 2003, this $1.9 million of non-recourse debt is included in short-term borrowings in the accompanying consolidated balance sheet.

The following is a summary of the Company’s various contractual obligations as of September 30, 2003, except for operating leases which are as of December 31, 2002 (dollars in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt (1) (2)	$994,887	$175,511	$22,774	$296,842	$499,760
Operating leases (3)	694,391	98,839	167,097	126,913	301,542
Deferred compensation plan liability (4)	125,465	—	—	—	125,465
Pension liability (4)	31,559	—	—	—	31,559

Total Contractual Obligations	$1,846,302	$274,350	$189,871	$423,755	$958,326

Other Commitments	Amount of Commitments Expiration
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Letters of credit (5)	$27,797	$27,797	$—	$—	$—
Guarantees (5)	10,506	10,506	—	—	—
Co-investment commitments (5)	21,370	15,462	5,908	—	—

Total Commitments	$59,673	$53,765	$5,908	$—	$—

(1)          Includes capital lease obligations.  See Note 11 of the Notes to Consolidated Financial Statements.

(2)          As described in greater detail in Note 19 of the Notes to the Consolidated Financial Statements, on October 14, 2003, the Company refinanced its senior secured credit facilities, which, among other things, increased the amount of outstanding term loans and changed the amortization schedule for the term loans.

(3)          Includes the Company’s outstanding operating lease obligations as of December 31, 2002 as well as Insignia’s outstanding operating lease obligations as of December 31, 2002 reported on their annual report on form 10-K for the year ended December 31, 2002.

(4)          An undeterminable portion of this amount will be paid in years one through five.

(5)          See Note 12 of the Notes to Consolidated Financial Statements.

Early in the fourth quarter of 2003, the Company announced that effective January 1, 2004, it will close the Deferred Compensation Plan (DCP) to new participants.  During 2004, the DCP will continue to accept compensation deferrals from participants who currently have a balance, meet the eligibility requirements and elect to participate, up to a maximum annual contribution amount of $250,000 per participant.  However, the DCP will cease accepting compensation deferrals from current participants effective January 1, 2005.

Derivatives and Hedging Activities

The Company applies Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” when accounting for derivatives.  In the normal course of business, the Company sometimes utilizes derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from intercompany loans.  The Company does not engage in any speculative activities with respect to foreign currency.  At September 30, 2003, the Company had foreign currency exchange forward contracts with an aggregate notional amount of $26.5 million, which mature on various dates through December 31, 2003.  The net impact on the Company’s earnings for the three and nine months ending September 30, 2003 resulting from the unrealized gains and/or losses on these foreign currency exchange forward contracts was not significant.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired in the 2001 Merger and in the Insignia Acquisition.  Other intangible assets include a trademark, which was separately identified as a result of the 2001 Merger, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the UK that was owned by Insignia prior to the Insignia Acquisition.  Both the trademark and the trade name are not being amortized and have indefinite estimated useful lives.  Other intangible assets also include backlog, which represents the fair value of Insignia’s net revenue backlog as of July 23, 2003 that was acquired as part of the Insignia Acquisition.  The backlog consists of the net commission receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia Acquisition.  Backlog is being amortized as cash is received or upon final closing of these pending transactions.  The remaining other intangible assets primarily include management contracts, loan servicing rights, producer employment contracts, franchise agreements and a trade name, which are all being amortized on a straight-line basis over estimated useful lives ranging up to ten years.

The Company fully adopted SFAS  No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.  This statement requires the Company to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information.   The Company engages a third-party valuation firm to perform an annual assessment of its goodwill and other intangible assets deemed to have indefinite lives for impairment as of the beginning of the fourth quarter of each year.  The Company also assesses its goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.  The Company completed its required annual impairment test as of October 1, 2002 and determined that no impairment existed.  The Company is in the process of completing its annual impairment test as of October 1, 2003.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be consolidated with its primary beneficiary.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns or if the VIE does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003.  Initially, the consolidation requirements applied to existing VIEs in the first fiscal year or interim period beginning after June 15,

2003.  On October 9, 2003, the effective date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003 for VIEs created on or before January 31, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.  The adoption of this interpretation has not had and is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist.  The adoption of this statement has not had a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred indefinitely the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests.  The adoption of the effective provisions of SFAS No. 150 have not had a material impact on the Company’s financial position or results of operations.

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

Approximately 28% of the Company’s business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. The Company routinely monitors its transaction exposure to currency exchange rate changes and sometimes enters into foreign currency exchange forward and option contracts to limit its exposure, as appropriate.   The Company does not engage in any speculative activities with respect to foreign currency.  At September 30, 2003, the Company had foreign currency exchange forward contracts with an aggregate notional amount of $26.5 million, which mature on various dates through December 31, 2003.  The net impact on the Company’s earnings for the three and nine months ended September 30, 2003 resulting from the unrealized gains and/or losses on these foreign currency exchange forward contracts was not significant.

The Company manages its interest expense by using a combination of fixed and variable rate debt.  The Company’s fixed and variable rate debt at September 30, 2003 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	One-Month Yen LIBOR +3.5%	One-Month LIBOR +1.0%	Three-Month LIBOR +3.25%	Three-Month LIBOR +3.75%	Six-Month GBP LIBOR - 1.0%	Interest Rate Range of 1.0% to 6.25%	Total
2003	$467	$—	$135,820	$2,188	$650	$13,881	$12,102	$165,108
2004	1,948	—	—	8,750	2,600	—	—	13,298
2005	17	—	—	8,750	2,600	—	—	11,367
2006	17	—	—	8,750	2,600	—	—	11,367
2007	17	—	—	4,375	2,600	—	—	6,992
2008	2,023	40,389	—	—	2,600	—	—	45,012
Thereafter (1)	499,743	—	—	—	242,000	—	—	741,743

Total	$504,232	$40,389	$135,820	$32,813	$255,650	$13,881	$12,102	$994,887

Weighted Average Interest Rate	11.2%	3.9%	2.1%	4.4%	4.9%	1.5%	6.0%	7.6%

(1)          Primarily includes the 11¼% Senior Subordinated Notes, the 9¾% Senior Notes, the 16% Senior Notes and the Tranche B term loans under the senior secured credit facilities.

The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 40 basis points, which would comprise approximately 10% of the weighted average variable rates at September 30, 2003, the net impact would be a decrease of $1.5 million on pre-tax income and cash provided by operating activities for the nine months ending September 30, 2003.

Based on dealers’ quotes at September 30, 2003, the estimated fair value’s of the Company’s $200.0 million 9¾% Senior Notes and the $ 226.1 million 11¼% Senior Subordinated Notes were $216.0 million and $244.2 million, respectively.  There was no trading activity for the 16% Senior Notes, which have an effective interest rate of 17.8% and are due in 2011.  The carrying value of the 16% Senior Notes as of September 30, 2003 totaled $63.4 million.  Estimated fair values for the term loans under the senior secured credit facilities and the remaining long-term debt are not presented because the Company believes that they are not materially different from book value, primarily because the majority of the remaining debt is based on variable rates that approximate terms that could be obtained at September 30, 2003.

As described in greater detail in Note 19 of the Notes to Consolidated Financial Statements, on October 14, 2003, the Company refinanced its senior secured credit facilities, which included an increase in the amount of outstanding term loans, as well as changes to the amortization schedules, maturities and interest rates of the term loans.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures.   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable

(b)   Not applicable

(c)          On July 23, 2003, the Company issued and sold the following equity securities pursuant to the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended:

•               6,587,135 shares of the Company’s Class B Common Stock, par value $0.01 per share, to Blum Strategic Partners, L.P., a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership and Blum Strategic Partners II GmbH & Co. KG, a German limited partnership, for an aggregate cash purchase price of $105,394,160

•               227,865 shares of the Company’s Class A Common Stock, par value $.01 per share, to DLJ Investment Partners, L.P., a Delaware limited partnership, DLJ Investment Partners II, L.P., a Delaware limited partnership, DLJIP II Holdings, L.P., a Delaware limited partnership, for an aggregate cash purchase price of $3,645,840

•               625,000 shares of the Company’s Class A Common Stock to California Public Employees’ Retirement System for an aggregate cash purchase price of $10,000,000

•               60,000 shares of the Company’s Class B Common Stock to Frederic V. Malek for an aggregate cash purchase price of $960,000

The cash proceeds received by the Company from these issuances of shares of Class A and Class B common stock, together with borrowings under a new credit agreement and the cash proceeds received from the issuance of 9¾% Senior Notes due May 15, 2010, were used to consummate the Insignia Acquisition.

(d)   Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on September 16, 2003.  The stockholders elected the following nine directors to serve one-year terms:

•                  Richard Blum

•                  Jeffrey Cozad

•                  Bradford Freeman

•                  Frederick Malek

•                  Claus Moller

•                  Jeffrey Pion

•                  Brett White

•                  Gary Wilson

•                  Raymond Wirta

Each director nominee received 148,275,351 votes, constituting all votes cast by identifiable stockholders.  Additional proxies were received by the Company from stockholders that could not be identified from the information on the proxy.  All such proxies voted in favor of each director nominee, except for a single stockholder who abstained.  The votes received from identifiable stockholders constituted 76% of the maximum number of votes that could be cast and were sufficient for the election of directors.  There were no other abstentions or broker non-votes.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits

Exhibit Number	Description

2.1*

Amended and Restated Agreement and Plan of Merger, dated May 28, 2003, by and among CBRE Holding (the “Company”), CB Richard Ellis Services (CBRE), Apple Acquisition Corp. (Apple Acquisition), a Delaware corporation and wholly owned subsidiary of CBRE and Insignia Financial Group Inc. (Insignia) (incorporated by reference to Exhibit 2.2 to CBRE’s Registration Statement on Form S-4 filed on October 20, 2003).

2.2*

Purchase Agreement, dated May 28, 2003, by and among the Company, CBRE, Apple Acquisition and Insignia (incorporated by reference to Exhibit 2.3 to CBRE’s Registration Statement on Form S-4 filed on October 20, 2003).

4.1*

Indenture, dated May 22, 2003, among CBRE Escrow, Inc. and U.S. Bank National Association, as Trustee, for 9¾% Senior Notes due May 15, 2010 (incorporated by reference to Exhibit 4.1 to CBRE’s Registration Statement on Form S-4 filed on October 20, 2003)

10.1	Amended and Restated Credit Agreement dated October 14, 2003, by and among CBRE, the Company, and Credit Suisse First Boston.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2003.

*              Incorporated by reference.

(b)                       Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on August 18, 2003 with regard to the Company’s conference call on August 11, 2003 discussing the operating results for the second quarter of 2003.

The registrant filed a Current Report on Form 8-K on August 11, 2003 furnishing a press release issued on August 11, 2003 discussing the Company’s operating results for the second quarter of 2003.

The registrant filed a Current Report on Form 8-K on August 7, 2003 to announce the consummation of the Company’s acquisition of Insignia Financial Group, Inc. (“Insignia”) on July 23, 2003.

The registrant filed a Current Report on Form 8-K on July 9, 2003 with regard to a press release issued on July 8, 2003 announcing that the Company and Insignia had reached an agreement in principle with certain stockholders of Insignia providing for the settlement of purported class action litigation recently commenced by such stockholders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE HOLDING, INC.

Date: November 14, 2003	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer