Form 10-K
period 2003-12-31
CB RICHARD ELLIS GROUP INC
filed 2004-03-30
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 000-32983

CB RICHARD ELLIS GROUP, INC.

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

N.A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of June 30, 2003, the aggregate market value of Class A and Class B common stock held by non-affiliates of the registrant was $43.8 million based upon per share price of $16.00, which was determined to be the fair market value of the Class A and Class B common stock by the Board of Directors on September 16, 2003. Neither the registrant’s Class A common stock nor its Class B common stock is publicly traded.

As of March 1, 2004 the number of shares of Class A and Class B common stock outstanding was 2,582,039 and 19,271,948, respectively.

Item 1. Business

Overview

CB Richard Ellis Group, Inc. (which may be referred to in this Form 10-K as “we”, “us” and “our”) is the largest global commercial real estate services firm, based on 2003 revenue, offering a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2003, we operate in 48 countries with over 13,500 employees in 220 offices providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

We have a well-balanced, highly diversified base of clients that includes more than 60% of the Fortune 100. Many of our clients are consolidating their commercial real estate-related expenditures with fewer providers and, as a result, awarding their business to those providers that have a strong presence in important markets and the ability to provide a complete range of services worldwide. As a result of this trend and our ability to deliver comprehensive solutions for our clients’ needs across a wide range of markets, we believe we are well positioned to capture a growing percentage of our clients’ commercial real estate services expenditures.

Unless the context indicates otherwise, references in this Form 10-K to information presented “on a pro forma basis” give effect to the following transactions, as if they had occurred on January 1, 2003:

•	the acquisition of Insignia Financial Group, Inc. by our wholly owned subsidiary, CB Richard Ellis Services, Inc., which occurred pursuant to the merger of Apple Acquisition Corp., a wholly owned subsidiary of CB Richard Ellis Services, with and into Insignia Financial Group on July 23, 2003;

•	the receipt of an aggregate of $120.0 million of equity contributions by CB Richard Ellis Group on July 23, 2003 from some of its existing stockholders;

•	the issuance on May 22, 2003 by CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, of $200.0 million aggregate principal amount of 9¾% senior notes due 2010, which notes were assumed by CB Richard Ellis Services on July 23, 2003 in connection with the merger of CBRE Escrow with and into CB Richard Ellis Services on the same day;

•	the term loan borrowing by CB Richard Ellis Services of $75.0 million on July 23, 2003, pursuant to our amended and restated credit agreement dated May 22, 2003;

•	the disposition by Insignia Financial Group to Island Fund I LLC immediately prior to the completion of such merger on July 23, 2003 and for aggregate cash consideration of $36.9 million, of Insignia’s real estate investment assets, which consisted of Insignia subsidiaries and joint ventures that held (1) minority investments in office, retail, industrial, apartment and hotel properties, (2) minority investments in office development projects and a related undeveloped parcel of land, (3) wholly owned or consolidated investments in Norman, Oklahoma, New York City and the U.S. Virgin Islands and (4) investments in private equity funds that invest in mortgage-backed debt securities and other real estate-related assets;

•	the redemptions on October 27, 2003 and December 29, 2003 of $20.0 million and $10.0 million, respectively, in aggregate principal amount of our 16% senior notes due 2011 and related fees and expenses; and

•	fees and expenses related to each of the transactions and financings described in the bullet points above.

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations or financial position actually would have been had the Insignia acquisition and related transactions in fact occurred on the date specified, nor does the information purport to project our results of operations for any future period or at any future date.

All pro forma adjustments with respect to the Insignia acquisition and related transactions are based on preliminary estimates and assumptions and are subject to revision upon finalization of purchase accounting. Once we have completed the valuation studies necessary to finalize the required purchase price allocations in connection with the Insignia acquisition and related transactions, the unaudited pro forma financial information will be subject to adjustment and there can be no assurance that such adjustments will not be material.

Our History

We trace our roots to a San Francisco-based firm formed in 1906 that grew to become one of the largest commercial real estate services firms in the western United States during the 1940s. In the 1960s and 70s, the company expanded both its service portfolio and geographic coverage to become a full-service provider with a growing presence throughout the United States.

In 1989, employees and third-party investors acquired the company’s operations to form CB Commercial. Throughout the 1990s, CB Commercial moved aggressively to accelerate growth and cultivate global capabilities to meet client demands. The company acquired leading firms in investment management (Westmark Realty Advisors – now CB Richard Ellis Investors, in 1995), mortgage banking (L.J. Melody & Company, in 1996) and property and corporate facilities management, as well as capital markets and investment management (Koll Real Estate Services, in 1997).

In 1998, the company, then known as CB Commercial Real Estate Services Group, achieved significant global expansion with the acquisition of REI Limited. REI Limited, which traces its roots to London in 1773, was the holding company for all “Richard Ellis” operations outside of the United Kingdom. Following the REI Limited acquisition, the company changed its name to CB Richard Ellis Services, Inc. and, later in 1998, acquired the London-based firm of Hillier Parker May & Rowden, one of the top property services firms operating in the United Kingdom. With these acquisitions, we believe we became the first real estate services firm with a platform to deliver integrated real estate services across the world’s major business capitals through one commonly-owned, commonly-managed company.

In July 2001, CB Richard Ellis Group, Inc., then known as CBRE Holding Inc., acquired all of the outstanding stock of CB Richard Ellis Services in a transaction involving our senior management and affiliates of Blum Capital Partners, L.P. and affiliates of Freeman Spogli & Co. Incorporated. In July 2003, our global position was further solidified as CB Richard Ellis Services and Insignia Financial Group, Inc. were brought together to form a premier, worldwide, full-service real estate company. As a result of the Insignia acquisition, we now operate globally under the “CB Richard Ellis” brand name, which we believe is a well-recognized brand in virtually all of the world’s key business centers.

Industry Overview

We estimate the U.S. commercial real estate services market generated approximately $27 billion in revenue in 2003, representing approximately one-third of the total global market for commercial real estate services. We also estimate that the U.S. commercial real estate services market grew at a compound annual growth rate of 3.4% from 1991 through 2003, and we expect this market to grow to approximately $32 billion in revenue by 2006, representing a compound annual growth rate of 5.8%.

During the next few years, we believe the key drivers of revenue growth for the largest commercial real estate services companies will be (1) the continued outsourcing of commercial real estate services, (2) the consolidation of clients’ activities with fewer providers and (3) the increasing institutional ownership of commercial real estate.

Outsourcing

Motivated by reduced costs, lower overhead, improved execution across markets, increased operational efficiency and a desire to focus on their core competencies, property owners and occupiers have increasingly contracted out for their commercial real estate services, including transaction management, lease administration, portfolio management, property accounting and facilities management. According to an Ernst & Young study of major corporations published in the Fall of 2002, 57% of the subject corporations retained third-party service providers for transaction management services, 46% outsourced their lease administration functions and 37% outsourced their facilities management functions. We believe this represents an increase from historical outsourcing of these functions, and we expect this outsourcing trend to continue.

Consolidation

Despite recent consolidation, the commercial real estate services industry remains highly fragmented. Other than the limited number of national and international real estate services firms with whom we compete in a number of service competencies, most firms within the industry are local or regional firms that are substantially smaller than us on an overall basis, although in some cases have a larger local presence in certain competencies. We believe that major property owners and corporate users are motivated to consolidate their service provider relationships on a regional, national and global basis for a number of reasons, including obtaining more consistent execution across markets, achieving economies of scale and enhanced purchasing power and benefiting from streamlined management oversight and the efficiency of “single point of contact” service delivery. As a result, we believe large owners and occupiers are awarding a disproportionate share of this business to the larger real estate services providers, particularly those that provide a full suite of services across geographical boundaries.

Institutional Ownership of Commercial Real Estate

Institutional owners, such as REITs, pension funds, foreign institutions and other financial entities, are increasingly acquiring real estate assets and financing them in the capital markets. Total U.S. real estate assets held by institutional owners increased to $423 billion in 2003 from $223 billion in 1994. REITs were the main drivers of this growth, with a portfolio increase of more than 400% over this time period. Pension fund assets also grew by 48% and foreign institutions augmented their U.S. real estate investments by 77%. We believe it is likely that institutional owners of commercial real estate assets will consolidate their use of commercial real estate services vendors and outsource management of their portfolios.

Our Regions of Operation and Principal Services

We report through three geographically organized segments: (1) Americas, (2) Europe, Middle East and Africa, or EMEA, and (3) Asia Pacific. Within our Americas segment, we further organize our full range of services into the following business areas in order to maximize synergies and cross-selling opportunities among our clients: (a) advisory services, (b) outsourcing services and (c) investment management services.

Information regarding revenue and operating income or loss attributable to each of our segments is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 21 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is set forth in Note 21 of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Americas

Our Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest metropolitan regions in Canada, Mexico and other selected parts of Latin America. Our Americas division accounted for 73.5% of our 2003 revenue, 76.6% of our 2002 revenue and 79.3% of our 2001 revenue.

Advisory Services

Corporations, institutions and other users of real estate services have been increasingly consolidating their relationships with fewer service providers that have depth of resources, full array of services and broad geographic reach. We believe our advisory services businesses have been at the vanguard of this trend, offering occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) mortgage loan origination and servicing and (3) valuation. Our advisory services business line accounted for 59.7% of our 2003 revenue, 60.5% of our 2002 revenue and 61.3% of our 2001 revenue.

Within advisory services, our major business lines are the following:

•	Real Estate Services. We provide strategic advice and execution assistance to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property and related activities. These businesses are built upon strong client relationships that frequently lead to recurring revenue opportunities over many years. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as an advisor as well as transaction executor. During 2003, on a pro forma basis, we advised on nearly 23,000 lease transactions involving aggregate rents of approximately $27.3 billion and more than 4,700 real estate sales transactions with an aggregate value of approximately $27.5 billion. We believe we have especially strong market positions in the major U.S. business centers, with leading commercial real estate services market positions in nine of the top ten metropolitan statistical areas in the United States, including New York, Los Angeles, Chicago, Atlanta and Washington D.C.

Our advice and execution assistance professionals are compensated primarily through commission-based programs, which are payable upon completion of the assignment. Therefore, as compensation is one of our largest expenses, this flexible cost structure permits us to mitigate the negative effect on our operating margins during difficult market conditions. Due to the low barriers to entry and significant competition for quality employees, we strive to retain top professionals through an attractive compensation program tied to productivity.

We further strengthen our relationships with our real estate services clients by offering proprietary research to clients through our Torto Wheaton Research unit, a leading provider of commercial real estate market information, forecasting and consulting services. Torto Wheaton Research provides data and analysis to its clients in various formats, including TWR Outlook reports for office, industrial, hotel, retail and multi-housing sectors covering 53 U.S. metropolitan areas and TWR Select office and industrial database access including 245,000 commercial properties.

•

Mortgage Loan Origination and Servicing. Our L.J. Melody & Company subsidiary originates and services commercial mortgage loans, without incurring principal risk. As part of its activities, L.J. Melody has established relationships with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. During 2003, L.J. Melody originated approximately $11. 0 billion in mortgage loans and serviced approximately $61.0 billion in mortgage loans.

•	Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to its clients, which we believe provides it with a competitive advantage over its rivals. We believe that our valuation business is one of the largest in our industry. During 2003, on a pro forma basis, we completed over 11,500 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing is a long-term trend in commercial real estate, with corporations, institutions and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services business includes two business lines that seek to capitalize on this trend: (1) asset services and (2) corporate services. As of December 31, 2003, we managed approximately 422.8 million square feet of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Our outsourcing services business line accounted for 11.2% of our 2003 revenue, 13.1% of our 2002 revenue and 14.7% of our 2001 revenue.

•	Asset Services. We provide property management, construction management, marketing, leasing, accounting and financial services on a contractual basis for income-producing office, industrial and retail properties owned by local, regional and institutional investors. We believe our contractual relationships with these clients put us in an advantageous position to provide other services for them, including refinancing, disposition and appraisal.

•	Corporate Services. We provide a comprehensive set of portfolio management, transaction management, project management, strategic consulting, facilities management and other corporate real estate services to leading global organizations. Corporate facilities under management in the Americas region include headquarters buildings, regional offices, administrative offices and manufacturing and distribution facilities. Corporate services’ clients are typically companies or public sector institutions with large, distributed real estate portfolios. We enter into long-term, contractual relationships with these organizations with the goal of ensuring that our clients’ real estate strategies support their overall business strategies.

Investment Management Services

Our wholly owned subsidiary, CB Richard Ellis Investors, L.L.C., provides investment management services to clients that include pension plans, investment funds, insurance companies and other organizations seeking to generate returns and diversification through investment in real estate. CBRE Investors also sponsors funds and investment programs that span the risk/return spectrum. In higher yield strategies, CBRE Investors “co-invests” with its clients/partners. Our investment management business line accounted for 2.6% of our 2003 revenue, 3.0% of our 2002 revenue and 3.3% of our 2001 revenue .

CBRE Investors is organized into three general client-focused groups according to investment strategy, which include managed accounts group (low risk), strategic partners (value added funds) and special situations (higher yield and highly focused strategies). Operationally, a dedicated investment team with the requisite skill sets executes each investment strategy, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams share resources such as accounting, financial controls, information technology, investor services and research. In addition to the research provided by our advisory services group, which focuses primarily on market conditions and forecasts, CBRE Investors has an in-house team of research professionals who focus on investment strategy and underwriting.

CBRE Investors closed over $1.2 billion of new acquisitions in the Americas in each of 2002 and 2003, and it has increased its assets under management in the Americas from $3.5 billion in 1998 to $5.7 billion in 2003, representing a 10.2% compound annual growth rate.

Europe, Middle East and Africa

Our EMEA segment has offices in 28 countries, with its largest operations located in the United Kingdom, France, Spain, The Netherlands and Germany. Operations within the EMEA countries generally include brokerage, investment properties, corporate services, valuation/appraisal services, asset management services, facilities management and other services similar to our Americas segment. The EMEA segment accounted for 19.2% of our 2003 revenue, 15.6% of our 2002 revenue and 13.8% of our 2001 revenue.

We are one of the leading commercial real estate services companies in the United Kingdom. We hold the leading market position in London and provide a broad range of commercial property real estate services to investment, commercial and corporate clients located in London. We also have eight regional offices in Birmingham, Bristol, Jersey, Leeds, Liverpool,

Manchester, Edinburgh and Glasgow. In France, we are a market leader in Paris, including holding what we believe to be the market leading position in central Paris, and provide a complete range of services to the commercial property sector, as well as some services to the residential property market. In Spain, we believe we hold the leading market position in Madrid, as well as provide expansive coverage operating through our other offices in Barcelona, Valencia, Malaga, Marbella and Palma de Mallorca. Our business in The Netherlands is based in Amsterdam, while our German operations are located in Frankfurt, Munich, Berlin and Hamburg. Our operations in these countries generally provide a full range of services to the commercial property sector, along with some residential property services.

Asia Pacific

Our Asia Pacific division has offices located in 11 countries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, including the similar broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China (including Hong Kong), Singapore, South Korea and Japan. The Pacific region includes Australia and New Zealand, with principal offices located in Brisbane, Melbourne, Sydney, Perth, Auckland and Wellington. The Asia Pacific segment accounted for 7.3% of our 2003 revenue, 7.8% of our 2002 revenue and 6.9% of our 2001 revenue.

Our Competitive Strengths

We believe we possess several competitive strengths that position us to capitalize on the positive outsourcing, consolidation and globalization trends in the commercial real estate services industry. Our strengths include the following:

•	Global Brand and Market Leading Positions. For nearly a century, we and our predecessors have built the CB Richard Ellis brand into the largest commercial real estate services provider in the world, based on 2003 revenue, and one of only two commercial real estate services companies with a global brand. As a result of our global brand recognition and geographic reach, large corporations, institutional owners and users of real estate recognize us as a leading provider of world-class, comprehensive real estate services. Operating under the global CB Richard Ellis brand name, we are the leader in many of the local markets in which we operate, including New York, Los Angeles, Chicago and London.

•	Full Service Capabilities. We provide a full range of commercial real estate services to meet the needs of our clients, and we believe this suite of services represents a broader range globally than those of many of our competitors. When combined with our extensive global reach and localized knowledge, this full range of real estate services enables us to provide world-class service to our multi-regional and multi-national clients, as well as to maximize our revenue per client.

•	Strong Client Relationships and Client-tailored Service. We have forged long-term relationships with many of our clients. Our clients include more than 60% of the Fortune 100, with nearly half of these clients purchasing more than one service from us. In order to better satisfy the needs of our largest clients and to capture cross-selling opportunities, we have organized fully-integrated client coverage teams comprised of senior management, a global relationship manager and regional and product specialists. We believe that this client-tailored approach contributed significantly to our 38.6% increase in revenues from the 50 largest clients of our U.S. investment sales group within our real estate services line of business during the period from 1999 to 2003.

•	Attractive Business Model. Our business model features a diversified client base, recurring revenue streams, a variable cost structure, low capital requirements and strong cash flow generation.

•	Diversified Client Base. Our global operations, multiple service lines and extensive client relationships provide us with a diversified revenue base. For 2003, on a pro forma basis, we estimate that corporations accounted for 25% of our global revenues, insurance companies and banks accounted for 23% of revenues, pension funds and their advisors accounted for 14% of revenues, individuals and partnerships accounted for 11% of revenues, REITs accounted for 10% of revenues and other types of clients accounted for the remainder of our revenues.

•	Recurring Revenue Streams. Our years of strong local market presence have allowed us to develop significant repeat client relationships, which are responsible for a large part of our business. We also generate recurring revenue through the turnover of leases and properties for which we have previously acted as transaction manager, as well as from our contractual, annual fee-for-services businesses.

•	Variable Cost Structure. Compensation is one of our largest expenses, and our sales and leasing professionals are generally paid on a commission and bonus basis, which correlates with our revenue performance. This flexible cost structure mitigates the negative effect on our operating margins during difficult market conditions.

•	Low Capital Requirements. Our business model is structured to provide value-added services with low capital intensity. During 2003, our net capital expenditures were 1.7% of our revenue.

•	Strong Cash Flow Generation. Our strong brand name, full-service capabilities, and global presence enable us to generate significant revenues which, when combined with our flexible cost structure and low capital requirements, have allowed us historically to generate significant cash flow in a variety of economic conditions.

•	Strong Senior Management Team and Workforce. Our most important asset is our people. We have recruited a talented and motivated work force of over 13,500 employees worldwide. Our employees are supported by a strong and deep senior management team consisting of a number of highly-respected executives, most of whom have over 20 years of broad experience in the real estate industry. In addition, we use equity compensation to align the interests of our senior management team with the interests of our stockholders. Our senior management team beneficially owned approximately 3.9% of our common stock as of March 1, 2004, and our employees, as a group, owned 8.0% of our common stock on the same date.

Our Growth Strategy

We believe we have built the premier integrated global services platform in our industry. In developing this integrated global platform, we acquired such entities as The Koll Company, Westmark Realty Advisors, L.J. Melody, Richard Ellis International and Hillier Parker May & Rowden during the 1990s and, in 2003, we acquired Insignia Financial Group. Today, we believe we offer the commercial real estate services industry’s most complete suite of service offerings and the leadership position in most of the top 25 business centers around the world. Our primary business objective is to leverage this platform in order to garner an increasing share of industry revenues relative to our competitors. We believe this will enable us to maximize and sustain our long-term cash flow and increase long-term stockholder value. Our strategy to achieve these business objectives consists of several elements:

•	Increase Revenue from Large Clients. We plan to capitalize on our client management strategy for our large clients, which is designed to provide them with a full range of services globally while maximizing revenue per client. We deliver these services through relationship management teams that are charged with thoroughly understanding our customers’ business and real estate strategies and matching our services to the customers’ requirements. The global relationship manager is a highly seasoned professional who is focused on maximizing revenue per client and compensated with a salary and a performance-based bonus and is supported by salaried professionals with specialized expertise, such as marketing, financial analysis and construction. The team leader also taps into our field-level transaction professionals, as necessary, for execution of client strategies. We believe this approach to client management will lead to stronger client relationships and enable us to maximize cross-selling opportunities and capture a larger share of our clients’ commercial real estate services expenditures. For example:

•	we generated repeat business in 2003 from approximately 60% of our U.S. real estate sales and leasing clients;

•	more than 40% of our corporate services clients today purchase more than one service and, in many cases, more than two;

•	the square footage we manage for our 15 largest asset services clients has grown by 55% in three years; and

•	the 50 largest clients of the investment sales group within our real estate services line of business generated $52.6 million in revenues in 2003—up 38.6% from $37.9 million for these same 50 clients four years earlier.

•	Capitalize on Cross-selling Opportunities. Because we believe cross-selling represents a large growth opportunity within the commercial real estate services industry, we are committed to emphasizing this opportunity across all of our clients, services and regions. We have dedicated substantial resources and implemented several management initiatives to better enable our workforce to capitalize on these opportunities among our various lines of business, including our “ESG University” outside Chicago that provides intensive training for sales and management professionals, a customer relationship management database and sales management principles and incentives designed to improve individual productivity. We believe the combination of these initiatives will enable us to further penetrate local markets and better capitalize on our worldwide platform.

•

Continue to Grow our Investment Management Business. Our growing investment management business provides us with an attractive revenue source through fees on assets under management and gains on the sales of assets. We also expect to achieve strong growth in this business by continuing to harness the vast resources of the entire CB Richard Ellis organization for the benefit of our investment management clients. CBRE Investors’ independent structure creates an alignment of interests with its investors, while permitting its portfolio companies to use the broad range of services provided by our other business lines. As a result, we historically have received significant revenue from the provision of services on an arm’s length basis to these portfolio companies, and we believe this will continue in the future.

•	Focus on Best Practices to Improve Operating Efficiency. In 2001, we launched a best practices initiative branded “People, Platform & Performance,” and we believe the process and operational improvements associated with this initiative contributed to operating cost reductions. We believe our focus on best practices has enabled us to generate industry-leading operating margins. We remain keenly focused on this strategic initiative and continue to strive for efficiency improvements and cost savings in order to maximize our operating margins and cash flow.

Competition

We compete across a variety of business disciplines within the commercial real estate services industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage banking. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2003 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other commercial real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours, including Cushman & Wakefield, Grubb & Ellis, Jones Lang LaSalle and Trammell Crow.

Seasonality

A significant portion of our revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions by year-end.

Employees

At December 31, 2003, we had approximately 13,500 employees worldwide. At March 1, 2004, approximately 245 of our employees were subject to collective bargaining agreements, the substantial majority of whom are employees in our asset services business in the New York/New Jersey area. We believe that relations with our employees are satisfactory.

Risks Related to Our Business

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed in the event of an economic slowdown or recession.

Periods of economic slowdown or recession, rising interest rates, a declining demand for real estate or the public perception that any of these events may occur, can harm many of our business lines. These economic conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in demand for funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by the commercial mortgage banking business. If the brokerage and mortgage banking businesses are negatively impacted, it is likely that the other lines of business would also suffer due to the relationship among the various business lines. Further, as a result of our debt level and the terms of our existing debt instruments, our exposure to adverse general economic conditions is heightened.

As an example of this risk, during 2002 and 2001, we were adversely affected by the slowdown in the global economy, which negatively impacted the commercial real estate market. This caused a decline in our leasing activities within the United States, which was only partially offset by improved overall revenues in Europe and Asia. Moreover, in part because of the terrorist attacks on September 11, 2001 and the subsequent outbreak of hostilities, as well as the conflict with Iraq, the economic climate in the United States became very uncertain, which had an adverse effect on commercial real estate market conditions and, in turn, our operating results.

If the properties that we manage fail to perform, then our financial condition and results of operations could be harmed.

The revenue we generate from our asset services and facilities management lines of business is generally a percentage of aggregate rent collections from properties, although many management agreements provide for a specified minimum management fee. Accordingly, our success partially depends upon the performance of the properties we manage. The performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of our control:

•	our ability to attract and retain creditworthy tenants;

•	the magnitude of defaults by tenants under their respective leases;

•	our ability to control operating expenses;

•	governmental regulations, local rent control or stabilization ordinances which are in, or may be put into, effect;

•	various uninsurable risks;

•	financial conditions prevailing generally and in the areas in which these properties are located;

•	the nature and extent of competitive properties; and

•	the real estate market generally.

We have numerous significant competitors, some of which may have greater financial resources than we do.

We compete across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage banking. In general, with respect to each of our business disciplines, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2003 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2003, we generated approximately 30.2% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws;

•	the impact of regional or country-specific business cycles and economic instability;

•	the geographic, time zone, language and cultural differences among personnel in different areas of the world;

•	greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws and clients are often slow to pay, and in some European countries, where clients also tend to delay payments;

•	political instability; and

•	foreign ownership restrictions with respect to operations in countries such as China.

We have committed additional resources to expand our worldwide sales and marketing activities, to globalize our service offerings and products in selected markets and to develop local sales and support channels. If we are unable to successfully implement these plans, to maintain adequate long-term strategies that successfully manage the risks associated with our global business or to adequately manage operational fluctuations, our business, financial condition or results of operations could be harmed.

In addition, our international operations and, specifically, the ability of our non-U.S. subsidiaries to dividend or otherwise transfer cash among our subsidiaries, including transfers of cash to pay interest and principal on our debt, may be affected by limitations on imports, currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

Our revenue and earnings may be adversely affected by foreign currency fluctuations.

Our revenue from non-U.S. operations has been denominated primarily in the local currency where the associated revenue was earned. During 2003, approximately 30.2% of our business was transacted in currencies of foreign countries, the majority of which included the Euro, the British Pound Sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. Thus, we may experience fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. For example, during 2003, the U.S. dollar dropped against many of the currencies in which we conduct business.

We have made significant acquisitions of non-U.S. companies and may acquire additional foreign companies in the future. As we increase our foreign operations, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

From time to time, our management uses currency hedging instruments, including foreign currency forward and option contracts and borrows in foreign currencies. Economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which impact cash flow relative to paying down debt, and unexpected changes in the underlying net asset position. These hedging activities also may not be effective.

Our growth has depended significantly upon acquisitions, which may not be available in the future.

A significant component of our growth has occurred through acquisitions, including the acquisition of Insignia Financial Group on July 23, 2003. Although we currently have no specific acquisition plans, any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. However, future acquisitions may not be available at advantageous prices or upon favorable terms and conditions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

If we make future acquisitions, we may experience integration problems and the acquired business may not perform as we expect.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These difficulties include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. For example, in 2003 we incurred costs associated with integrating Insignia Financial Group’s business into our existing business lines. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition, we recorded significant charges during 2003 relating to integration costs.

In addition, we have several different accounting systems as a result of acquisitions we have made, including the accounting systems of Insignia Financial Group. If we are unable to fully integrate the accounting and other systems of the businesses we own, we may not be able to effectively manage our acquired businesses. Moreover, the integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems.

A significant portion of our operations are concentrated in California and New York, and our business could be harmed if the economic downturn continues in the California or New York real estate markets.

During 2003, a significant amount of our revenue was generated from transactions originating in California and the greater New York metropolitan area. As a result of the geographic concentrations in California and New York, any future economic downturn in the California and New York commercial real estate markets and in the local economies in San Diego, Los Angeles, Orange County or the greater New York metropolitan area could further harm our results of operations.

Our results of operations vary significantly among quarters, which makes comparison of our quarterly results difficult.

A significant portion of our revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions toward the fiscal year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with profits growing (or losses decreasing) in each subsequent quarter.

Our substantial leverage and debt service obligations could harm our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

We are highly leveraged and have significant debt service obligations. For 2003, on a pro forma basis, our interest expense was $99.5 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Our substantial debt could have other important consequences, which include, but are not limited to, the following:

•	we could be required to use a substantial portion, if not all, of our cash flow from operations to pay principal and interest on our debt;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, strategic acquisitions, investments, joint ventures and other general corporate requirements;

•	our interest expense could increase if interest rates increase because all of our debt under the amended and restated credit agreement governing our senior secured credit facilities, including $300.0 million in term loans and a revolving credit facility of up to $90.0 million, bears interest at floating rates, generally between LIBOR plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%. The alternate base rate is the higher of (1) Credit Suisse First Boston’s prime rate and (2) the federal funds effective rate plus 0.50%;

•	our substantial leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the real estate services industry; and

•	our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness, which, among others, require us to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our filing for bankruptcy.

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

We will be able to incur more indebtedness, which may intensify the risks associated with our substantial leverage, including our ability to service our indebtedness.

The amended and restated credit agreement governing our senior secured credit facilities and the indentures relating to our 9¾% senior notes due 2010 and our 11¼% senior subordinated notes due 2011 permit us, subject to specified conditions, to incur a significant amount of additional indebtedness, including additional indebtedness under our $90.0 million revolving credit facility. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Our debt instruments impose significant operating and financial restrictions on us, and in the event of a default, all of our borrowings would become immediately due and payable.

The indentures governing our 9¾% senior notes due 2010 and our 11¼% senior subordinated notes due 2011 impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability and our restricted subsidiaries’ abilities to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make distributions on capital stock or redeem or repurchase capital stock;

•	repurchase equity interests;

•	make investments;

•	create restrictions on the payment of dividends or other amounts to us;

•	sell stock of subsidiaries;

•	transfer or sell assets;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale/leaseback transactions; and

•	enter into mergers or consolidations.

In addition, the amended and restated credit agreement governing our senior secured credit facilities includes other and more restrictive covenants and prohibits us from prepaying most of our other debt while debt under our senior secured credit facilities is outstanding. The amended and restated credit agreement governing our senior secured credit facilities also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in our debt instruments could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance ongoing operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under the senior secured credit facilities and the holders of our 9¾% senior notes due 2010 and our 11¼% senior subordinated notes due 2011, pursuant to the respective indentures, may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our senior secured credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the senior secured credit facilities, our 9¾% senior notes due 2010 and our 11¼% senior subordinated notes due 2011 were to be accelerated, we cannot give assurance that our assets would be sufficient to repay our debt.

If we fail to meet our payment or other obligations under the senior secured credit facilities, the lenders under the senior secured credit facilities could foreclose on, and acquire control of, substantially all of our assets.

In connection with the incurrence of indebtedness under our senior secured credit facilities and the completion of our acquisition of Insignia Financial Group, Inc., the lenders under our senior secured credit facilities received a pledge of all of our equity interests in our significant domestic subsidiaries, including CB Richard Ellis Services, Inc., CB Richard Ellis Investors, L.L.C., L.J. Melody & Company, Insignia Financial Group and Insignia/ESG, Inc., which was subsequently renamed CB Richard Ellis Real Estate Services, Inc., and 65% of the voting stock of our foreign subsidiaries that is held directly by us or our domestic subsidiaries. Additionally, these lenders generally have a lien on substantially all of our accounts receivable, cash, general intangibles, investment property and future acquired material property. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the senior secured credit facilities, the lenders under the senior secured credit facilities will be entitled to foreclose on substantially all of our assets and liquidate these assets.

Our co-investment activities subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2003, we had committed $26.6 million to fund future co-investments. We expect that approximately $23 million of these commitments will be funded during 2004. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. Although our debt instruments contain restrictions that will limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in some instances.

Participation in real estate transactions through co-investment activity could increase fluctuations in earnings and cash flow. Other risks associated with these activities include, but are not limited to, the following:

•	losses from investments;

•	difficulties associated with international co-investments described in “—Our international operations subject us to social, political and economic risks of doing business in foreign countries” and “—Our revenue and earnings may be adversely affected by foreign currency fluctuations;” and

•	potential lack of control over the disposition of any co-investments and the timing of the recognition of gains, losses or potential incentive participation fees.

Our joint venture activities involve unique risks that are often outside of our control which, if realized, could harm our business.

We have utilized joint ventures for commercial investments and local brokerage and other partnerships both in the United States and internationally, and we may acquire minority interests in other joint ventures in the future. In many of these joint ventures, we may not have the right or power to direct the management and policies of the joint ventures and other participants may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours. If a joint venture participant acts contrary to our interest, it could harm our business, results of operations and financial condition.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees.

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Ray Wirta, our Chief Executive Officer; Brett White, our President; Kenneth J. Kay, our Chief Financial Officer; Stephen Siegel, our Chairman, Global Brokerage; Mitchell Rudin, our President, U.S. Brokerage Services; and Alan Froggatt, our Chief Executive Officer, EMEA. In addition, Messrs. Wirta and White currently are not parties to employment agreements with us. If any of our key employees leave and we are unable to quickly hire and integrate a qualified replacement, our business, financial condition and results of operations may suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified personnel in all areas of our business, including brokerage and property management personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

If we fail to comply with laws and regulations applicable to real estate brokerage and mortgage transactions and other business lines, we may incur significant financial penalties.

Due to the broad geographic scope of our operations and the numerous forms of real estate services performed, we are subject to numerous federal, state and local laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions requires us to maintain brokerage licenses in each state in which we operate. If we fail to maintain our licenses or conduct brokerage activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that materially increase the costs of compliance.

We may have liabilities in connection with real estate brokerage and property management activities.

As a licensed real estate broker, we and our licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties we or they brokered or managed. We could become subject to claims by participants in real estate sales claiming that we did not fulfill our statutory obligations as a broker.

In addition, in our property management business, we hire and supervise third-party contractors to provide construction and engineering services for our managed properties. While our role is limited to that of a supervisor, we may be subjected to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could negatively impact our business, financial condition or results of operations.

We agreed to retain contingent liabilities in connection with Insignia’s sale of substantially all of its real estate investment assets in 2003.

Immediately prior to the completion of our acquisition of Insignia Financial Group on July 23, 2003, Insignia completed the sale of substantially all of its real estate investment assets to Island Fund. Under the terms of the purchase agreement, we agreed to retain some contingent liabilities related to these real estate investment assets, including approximately $10.2 million of letters of credit support and a guarantee of approximately a $1.3 million repayment obligation. Island Fund is obligated to reimburse us for only 50% of any future draws against these letters of credit or the repayment guarantee, and there can be no assurance that Island Fund will be able to satisfy any future requests for reimbursement.

Also in connection with the sale to Island Fund, we agreed to indemnify Island Fund against any losses resulting from the ownership, use or operation of the real estate investment assets prior to the closing of the sale. Although this indemnification obligation to Island Fund is subject to a number of exceptions and limitations, future claims against us pursuant to this indemnification obligation may be material.

In addition, a number of the real estate investment assets that we agreed to sell to Island Fund required the consent of one or more third parties in order to transfer such assets to Island Fund, and some of these third party consents were not obtained prior to or since the closing. As a result, we continue to hold these real estate investment assets pending the receipt of these third party consents. While we continue to hold these assets, we generally have agreed to provide Island Fund with the economic benefits from these assets, and Island Fund generally has agreed to indemnify us with respect to any losses incurred in connection with our continuing to hold these assets. There can be no assurance, however, that Island Fund actually will be able to provide such indemnification if required to do so at any future date.

Item 2. Properties

We occupied the following offices as of December 31, 2003:

Location	Sales Offices	Corporate Offices	Total
Americas	139	2	141
Europe, Middle East and Africa	52	1	53
Asia Pacific	25	1	26

Total	216	4	220

We do not own any offices, which is consistent with our strategy to lease instead of own. In general, these leased offices are fully utilized. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although rental rates in some markets may negatively affect our profits in those markets.

Item 3. Legal Proceedings

We are party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed on us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neither our Class A common stock nor our Class B common stock is publicly traded on any exchange or in any market. At March 1, 2004, we had 84 record holders of our Class A common stock and 12 record holders of our Class B common stock.

We have not declared or paid any dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors deems relevant. In addition, our ability to declare and pay dividends is restricted by the amended and restated credit agreement governing our senior secured credit facilities and the indentures relating to our 16% senior notes due 2011, our 9 ¾% senior notes due 2010 and our 11¼% senior subordinated notes due 2011.

During 2003, in recruiting various key employees, we offered such employees the right to purchase shares of our Class A common stock, in each case at $16.00 per share, in the following transactions:

Number of Shares	Date of Purchase	Total Consideration
10,000	January 15, 2003	$ 80,000 cash
$ 80,000 note
25,000	January 31, 2003	$400,000 cash
3,125	February 10, 2003	$ 50,000 cash
3,125	February 10, 2003	$ 50,000 cash
25,000	October 3, 2003	$400,000 cash

Such stock was issued pursuant to our 2001 Stock Incentive Plan in transactions exempt from registration under Rule 701 promulgated pursuant to the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2003. On July 20, 2001, we acquired CB Richard Ellis Services, Inc. Except as otherwise indicated below, the selected historical financial data for the dates and periods ended prior to July 20, 2001 are derived from the consolidated financial statements of CB Richard Ellis Services, our “predecessor company.” The statement of operations and other data for the twelve months ended December 31, 2003 and 2002, for the period from February 20 to December 31, 2001 and for the period from January 1 to July 20, 2001 and the balance sheet data as of December 31, 2003 and 2002 were derived from our or our predecessor’s audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations and other data for the twelve months ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and1999 were derived from our or our predecessor’s audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except share data)

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,	Year Ended December 31,
	2003 (1)	2002	2001 (2)	2001	2000	1999
STATEMENTS OF OPERATIONS DATA:
Revenue	$1,630,074	$1,170,277	$562,828	$607,934	$1,323,604	$1,213,039
Operating income (loss)	40,195	106,062	62,732	(14,174)	107,285	76,899
Interest expense, net	81,175	57,229	27,290	18,736	39,146	37,438
Net income (loss)	(34,704)	18,727	17,426	(34,020)	33,388	23,282
EPS (3):
Basic	(1.89)	1.25	2.22	(1.60)	1.60	1.11
Diluted	(1.89)	1.23	2.20	(1.60)	1.58	1.10
Weighted average shares (4):
Basic	18,373,118	15,025,308	7,845,004	21,306,584	20,931,111	20,998,097
Diluted	18,373,118	15,222,111	7,909,797	21,306,584	21,097,240	21,072,436
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$63,941	$64,882	$91,334	$(120,230)	$80,859	$70,340
Net cash used in investing activities	(284,795)	(24,130)	(261,393)	(12,139)	(32,469)	(23,096)
Net cash provided by (used in) financing activities	303,664	(17,838)	213,881	126,230	(53,523)	(37,721)
OTHER DATA:
EBITDA (5)	$132,817	$130,676	$74,930	$11,482	$150,484	$117,369

	CB Richard Ellis Group			Predecessor Company
	As of December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Cash and cash equivalents	$163,881	$79,701	$57,450	$20,854	$27,844
Total assets	2,213,481	1,324,876	1,354,512	963,105	929,483
Long-term debt, including current portion	802,705	509,715	532,286	304,949	364,637
Total liabilities	1,873,896	1,067,920	1,097,693	724,018	715,874
Total stockholders’ equity	332,929	251,341	252,523	235,339	209,737

Note: We and our predecessor have not declared any cash dividends on common stock for the periods shown.

(1)	The results for the year ended December 31, 2003 include the operations of Insignia Financial Group, Inc. from July 23, 2003, the date Insignia was acquired by our wholly owned subsidiary, CB Richard Ellis Services.

(2)	The results for the period from February 20 (inception) to December 31, 2001 include the activities of CB Richard Ellis Services from July 20, 2001, the date we acquired CB Richard Ellis Services.

(3)	EPS represents (loss) earnings per share. See (loss) Earnings Per Share Information in Note 16 of our Notes to Consolidated Financial Statements.

(4)	For the period from February 20 (inception) to December 31, 2001, the 7,845,004 and the 7,909,797 represent the weighted average shares outstanding for basic and diluted earnings per share, respectively. These balances take into consideration the lower number of shares outstanding prior to July 20, 2001, the date we acquired CB Richard Ellis Services.

(5)	EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. We believe that the presentation of EBITDA will enhance a reader’s understanding of our operating performance. EBITDA is also a measure used by our senior management to evaluate the performance of our various lines of business and for other required or discretionary purposes, such as the use of EBITDA as a significant component when measuring performance under our employee incentive programs. EBITDA should not be considered as an alternative to (a) operating income determined in accordance with accounting principles generally accepted in the United States or (b) operating cash flow determined in accordance with accounting principles generally accepted in the United States. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

EBITDA is calculated as follows:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,	Year Ended December 31,
	2003	2002	2001	2001	2000	1999
	(Dollars in thousands)
Operating income (loss)	$40,195	$106,062	$62,732	$(14,174)	$107,285	$76,899
Add:
Depreciation and amortization	92,622	24,614	12,198	25,656	43,199	40,470

EBITDA	$132,817	$130,676	$74,930	$11,482	$150,484	$117,369

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described under the heading “Risks Related to Our Business” and elsewhere in this Form 10-K. You should read the following discussion in conjunction with the information included under the headings “Selected Financial Data” and the financial statements and related notes included elsewhere in this Form 10-K.

Overview

We are the largest global commercial real estate services firm, based on 2003 revenue, offering a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2003, we operate in 48 countries with over 13,500 employees in 220 offices providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

When you read our financial statements and the information included in this section, you should consider that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations and make it challenging to predict our future performance based on our historical results. We believe that the following material trends and uncertainties are most crucial to an understanding of the variability in our historical earnings and cash flows and the potential for such variances in the future:

Macroeconomic Conditions

Our operations are directly affected by actual and perceived trends in various national and economic conditions that affect global and regional markets for commercial real estate services, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws affecting real estate. Periods of economic slowdown or recession, rising interest rates, a declining demand for real estate or the public perception that any of these events may occur, can harm many of our business lines. These economic conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in demand for funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also could reduce the amount of loan originations and related servicing by the commercial mortgage banking business. If the brokerage and mortgage banking businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among the various business lines. Further, as a result of our debt level and the terms of our existing debt instruments, our exposure to adverse general economic conditions is heightened.

During 2002 and 2001, we were adversely affected by the slowdown in the global economy, which negatively impacted the commercial real estate market generally. This caused a decline in our leasing activities within the United States, which was only partially offset by improved overall revenues in Europe and Asia. Moreover, in part because of the terrorist attacks on September 11, 2001 and the subsequent conflict with Iraq, the economic climate in the United States became very uncertain, which had an adverse effect on commercial real estate market conditions and, in turn, affected our operating results for 2002 and 2001. During 2003, economic conditions in the United States improved, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas sales and leasing activities. We expect this trend to continue in the near term.

Effects of Prior Acquisitions

A significant component of our historical revenue growth has occurred through acquisitions, including our acquisition of Insignia Financial Group, Inc. on July 23, 2003. Our management believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenses and charges and the difficulties of integrating the acquired business and its financial and accounting systems into our own. For example, we experienced a significant number of transaction-related expenses in connection with both our acquisition of Insignia in 2003 and our acquisition of CB Richard Ellis Services, Inc. in 2001 and we have incurred costs in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own.

International Operations

We have made significant acquisitions of non-U.S. companies and may acquire additional foreign companies in the future. As we increase our foreign operations, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. Lastly, our international operations are subject to, among other things, political instability and changing regulatory environments, which may adversely affect our future financial condition and results of operations.

Basis of Presentation

Recent Significant Acquisitions and Dispositions

On July 20, 2001, we acquired CB Richard Ellis Services, Inc. pursuant to an amended and restated agreement and plan of merger, dated as of May 31, 2001, among CB Richard Ellis Group (formerly known as CBRE Holding, Inc.), CB Richard Ellis Services and Blum CB Corp., a wholly owned subsidiary of CB Richard Ellis Group. Blum CB was merged with and into CB Richard Ellis Services, with CB Richard Ellis Services being the surviving corporation. At the effective time of such merger, CB Richard Ellis Services became a wholly owned subsidiary of CB Richard Ellis Group.

Our results of operations, including our segment operations and cash flows, for the year ended December 31, 2001 have been derived by combining the results of operations and cash flows of CB Richard Ellis Group for the period from February 20 (inception) to December 31, 2001 with the results of operations and cash flows of CBRE, our “predecessor,” from January 1 to July 20, 2001, the date of the merger. The results of operations and cash flows of our predecessor prior to the merger incorporated in the following discussion are the historical results and cash flows of our predecessor. These results of our predecessor do not reflect any purchase accounting adjustments, which are included in our results subsequent to the merger. Due to the effects of purchase accounting applied as a result of the merger and the additional interest expense associated with the debt incurred to finance the merger, our results of operations may not be comparable in all respects to the results of operations for our predecessor prior to the merger. However, our management believes a discussion of our 2001 operations is more meaningful by combining our results with the results of our predecessor.

On July 23, 2003, pursuant to an amended and restated agreement and plan of merger, dated as of May 28, 2003, by and among CB Richard Ellis Services, CB Richard Ellis Group, Apple Acquisition Corp., a Delaware corporation and wholly owned subsidiary of CB Richard Ellis Services, and Insignia Financial Group, Inc., Apple Acquisition was merged with and into Insignia Financial Group. Insignia Financial Group was the surviving corporation in the merger and at the effective time of the merger became a wholly owned subsidiary of CB Richard Ellis Services. Also on July 23, 2003, immediately prior to the completion of the merger, Insignia Financial Group completed the sale of its real estate investment assets to Island Fund I LLC for cash consideration of $36.9 million pursuant to a purchase agreement, dated as of May 28, 2003, among CB Richard Ellis Group, CB Richard Ellis Services, Apple Acquisition, Insignia Financial Group and Island Fund. These real estate investment assets consisted of Insignia subsidiaries and joint ventures that held (1) minority investments in office, retail, industrial, apartment and hotel properties, (2) minority investments in office development projects and a related undeveloped parcel of land, (3) wholly owned or consolidated investments in Norman, Oklahoma, New York City and the U.S. Virgin Islands and (4) investments in private equity funds that invest in mortgage-backed debt securities and other real estate-related assets.

Segment Reporting

We report our operations through three geographically organized segments: (1) Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific. The Americas consists of operations located in the United States, Canada, Mexico and South America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
	(Dollars in thousands)
Revenue	$1,630,074	100.0%	$1,170,277	100.0%	$1,170,762	100.0%
Costs and expenses:
Cost of services	796,408	48.8	547,093	46.7	542,804	46.4
Operating, administrative and other	678,397	41.6	501,798	42.9	517,405	44.2
Depreciation and amortization	92,622	5.7	24,614	2.1	37,854	3.2
Equity income from unconsolidated subsidiaries	(14,365)	(0.9)	(9,326)	(0.8)	(4,428)	(0.4)
Merger-related and other nonrecurring charges	36,817	2.3	36	—	28,569	2.5

Operating income	40,195	2.5	106,062	9.1	48,558	4.1
Interest income	6,041	0.4	3,272	0.3	3,994	0.4
Interest expense	87,216	5.4	60,501	5.2	50,020	4.3

(Loss) income before (benefit) provision for income taxes	(40,980)	(2.5)	48,833	4.2	2,532	0.2
(Benefit) provision for income taxes	(6,276)	(0.4)	30,106	2.6	19,126	1.6

Net (loss) income	$(34,704)	(2.1)%	$18,727	1.6%	$(16,594)	(1.4)%

EBITDA	$132,817	8.1%	$130,676	11.2%	$86,412	7.4%

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. We believe that the presentation of EBITDA will enhance a reader’s understanding of our operating performance. EBITDA is also a measure used by our senior management to evaluate the performance of our various lines of business and for other required or discretionary purposes, such as the use of EBITDA as a significant component when measuring performance under our employee incentive programs. EBITDA should not be considered as an alternative to (1) operating income determined in accordance with accounting principles generally accepted in the United States or (2) operating cash flow determined in accordance with accounting principles generally accepted in the United States. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

EBITDA is calculated as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating income	$40,195	$106,062	$48,558
Add:
Depreciation and amortization	92,622	24,614	37,854

EBITDA	$132,817	$130,676	$86,412

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

We reported a consolidated net loss of $34.7 million for the year ended December 31, 2003 on revenue of $1.6 billion as compared to consolidated net income of $18.7 million on revenue of $1.2 billion for the year ended December 31, 2002.

Our revenue on a consolidated basis increased $459.8 million, or 39.3%, during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was driven by higher revenue as a result of our acquisition of Insignia, significantly higher worldwide sales and lease transaction revenue as well as increased worldwide consultation and appraisal fees. Additionally, foreign currency translation had a $54.4 million positive impact on total revenue during the year ended December 31, 2003.

Our cost of services on a consolidated basis totaled $796.4 million, an increase of $249.3 million, or 45.6%, from the year ended December 31, 2002. This increase was mainly due to higher commission expense, bonus accruals and producer retention expense as a result of the Insignia acquisition as well as increased worldwide sales and lease transaction revenue. Increased worldwide payroll related costs, including worldwide insurance and pension expense in the United Kingdom, contributed to the disproportionate cost of services variance as compared to the revenue variance between years. Additionally, foreign currency translation had a $23.9 million negative impact on cost of services during the current year period.

Our operating, administrative and other expenses on a consolidated basis were $678.4 million, an increase of $176.6 million, or 35.2%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily driven by higher costs as a result of the Insignia acquisition, including $10.9 million of integration costs, as well as increased worldwide bonuses and payroll related expenses, principally in the Americas and Europe. Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $6.9 million. Also contributing to the variance was a legal settlement in the United States in 2003 as well as higher occupancy expense in the United Kingdom as a result of our relocation to a new facility in 2003. Lastly, foreign currency translation had a $23.4 million negative impact on total operating expenses during the year ended December 31, 2003. These increases were partially offset by net foreign currency transaction gains resulting from the weaker U.S. dollar.

Our depreciation and amortization expense on a consolidated basis increased by $68.0 million, or 276.3%, mainly due to an increase in amortization expense as a result of net revenue backlog acquired as part of the Insignia acquisition (See Note 8 of the Notes to Consolidated Financial Statements). The increase was also due to a one-time reduction of amortization expense recorded in the prior year related to the adjustment of certain intangible assets to their estimated fair values as of their acquisition date in connection with our acquisition of CB Richard Ellis Services in 2001.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased $5.0 million, or 54.0%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to a gain on sale of owned units in an investment fund.

Our merger-related charges on a consolidated basis were $36.8 million for the year ended December 31, 2003. These charges primarily consisted of lease termination costs associated with vacated spaces, change of control payments, consulting costs and severance costs, all of which were attributable to the Insignia acquisition.

Our consolidated interest expense was $87.2 million for the year ended December 31, 2003, an increase of $26.7 million, or 44.2%, as compared to the year ended December 31, 2002. This increase was primarily driven by a $6.8 million write-off of unamortized deferred financing fees associated with our prior credit facility and $6.6 million of charges associated with $30.0 million of redemptions of our 16% senior notes in the fourth quarter of 2003, including the write-offs of related unamortized deferred financing fees and unamortized discount, as well as premiums paid as a result of the early redemptions. Additionally, interest expense was higher in 2003 as a result of the new debt issued in connection with the Insignia acquisition.

Our benefit for income tax on a consolidated basis was $6.3 million for the year ended December 31, 2003 as compared to a provision for income tax of $30.1 million for the year ended December 31, 2002. The income tax (benefit) provision and effective tax rate were not comparable between periods due to the effects of the Insignia acquisition. Additionally, non-deductible expenses contributed to a lower effective tax benefit rate in the current year as compared to the prior year.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

We reported consolidated net income of $18.7 million for the year ended December 31, 2002 on revenue of $1.2 billion as compared to a consolidated net loss of $16.6 million on revenue of $1.2 billion for the year ended December 31, 2001.

Our revenue on a consolidated basis for the year ended December 31, 2002 was comparable to the year ended December 31, 2001. Declines in lease transaction revenue, principally in the Americas and Asia Pacific, combined with a nonrecurring prior year sale of mortgage fund contracts of $5.6 million, was mostly offset by higher worldwide sales transaction revenue, consulting fees, investment management fees and loan fees. Additionally, foreign currency translation had a $10.5 million positive impact on total revenue during the year ended December 31, 2002.

Our cost of services on a consolidated basis totaled $547.1 million for the year ended December 31, 2002, an increase of $4.3 million, or 0.8%, from the year ended December 31, 2001. This increase was primarily due to higher producer compensation within our international operations associated with expanded international activities. These increases were partially offset by lower variable commissions, principally in the Americas, driven by lower lease transaction revenue. Additionally, foreign currency translation had a $4.2 million negative impact on cost of services during the year ended December 31, 2002.

Our operating, administrative and other expenses on a consolidated basis were $501.8 million for the year ended December 31, 2002, a decrease of $15.6 million, or 3.0%, as compared to the year ended December 31, 2001. This decrease was primarily driven by cost cutting measures and operational efficiencies from programs initiated in May 2001, as well as foreign currency transaction and settlement gains resulting from the weaker U.S. dollar. These reductions were partially offset by an increase in bonuses and other incentives, primarily within our international operations, due to improved results. Foreign currency translation also had a $4.1 million negative impact on total operating expenses during the year ended December 31, 2002.

Our depreciation and amortization expense on a consolidated basis decreased by $13.2 million, or 35.0%, mainly due to the discontinuation of goodwill amortization after our acquisition of CB Richard Ellis Services in 2001 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, and lower depreciation expense, principally due to lower capital expenditures for the year ended December 31, 2002. The year ended December 31, 2002 also included a one-time reduction of amortization expense of $2.0 million arising from the adjustment of certain intangible assets to their estimated fair values as of July 20, 2001, the date we acquired CB Richard Ellis Services.

Our equity income from unconsolidated subsidiaries increased by $4.9 million, or 110.6%, for the year ended December 31, 2002 as compared to the prior year, primarily due to improved performance from several domestic joint ventures.

Our merger-related and other nonrecurring charges on a consolidated basis were $28.6 million for the year ended December 31, 2001. These costs primarily consisted of merger-related charges of $18.3 million, the write-off of assets, primarily e-business investments, of $7.2 million as well as severance costs of $3.1 million related to our cost reduction program instituted in May 2001.

Our consolidated interest expense was $60.5 million, an increase of $10.5 million, or 21.0%, over the year ended December 31, 2001. This was primarily attributable to our change in debt structure in connection with our acquisition of CB Richard Ellis Services in 2001.

Our income tax expense on a consolidated basis was $30.1 million for the year ended December 31, 2002 as compared to $19.1 million for the year ended December 31, 2001. The income tax provision and effective tax rate were not comparable between periods due to effects of our acquisition of CB Richard Ellis Services in 2001 and the adoption of SFAS No. 142, which resulted in the elimination of the amortization of goodwill. In addition, non-deductible losses associated with our deferred compensation plan contributed to an increased effective tax rate.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA and Asia Pacific operating segments for the years ended December 31, 2003, 2002 and 2001. Our Americas 2003 results include merger-related charges of $20.4 million attributable to the acquisition of Insignia Financial Group. Our Americas 2001 results include a nonrecurring sale of mortgage fund contracts of $5.6 million as well as merger-related and other nonrecurring charges of $26.9 million attributable to our acquisition of CB Richard Ellis Services in 2001. Our EMEA 2003 results include merger-related charges of $16.0 million attributable to the Insignia acquisition. Our Asia Pacific 2001 results include merger-related and other nonrecurring charges of $1.2 million attributable to our acquisition of CB Richard Ellis Services in 2001.

	Year Ended December 31,
	2003		2002		2001
	(Dollars in thousands)
Americas
Revenue	$1,197,626	100.0%	$896,064	100.0%	$928,799	100.0%
Costs and expenses:
Cost of services	609,619	50.9	438,842	48.9	448,813	48.4
Operating, administrative and other	474,317	39.6	367,360	41.0	388,645	41.8
Depreciation and amortization	58,216	4.9	16,958	1.9	27,452	3.0
Equity income from unconsolidated subsidiaries	(14,180)	(1.2)	(8,425)	(0.9)	(3,808)	(0.4)
Merger-related and other nonrecurring charges	20,367	1.7	36	—	26,923	2.8

Operating income	$49,287	4.1%	$81,293	9.1%	$40,774	4.4%

EBITDA	$107,503	9.0%	$98,251	11.0%	$68,226	7.3%

EMEA
Revenue	$313,686	100.0%	$182,222	100.0%	$161,306	100.0%
Costs and expenses:
Cost of services	135,854	43.3	70,309	38.6	60,309	37.4
Operating, administrative and other	151,077	48.2	90,047	49.4	84,762	52.5
Depreciation and amortization	31,287	10.0	4,579	2.5	6,492	4.0
Equity loss (income) from unconsolidated subsidiaries	188	—	(82)	—	(2)	—
Merger-related and other nonrecurring charges	15,958	5.1	—	—	451	0.3

Operating (loss) income	$(20,678)	(6.6)%	$17,369	9.5%	$9,294	5.8%

EBITDA	$10,609	3.4%	$21,948	12.0%	$15,786	9.8%

Asia Pacific
Revenue	$118,762	100.0%	$91,991	100.0%	$80,657	100.0%
Costs and expenses:
Cost of services	50,935	42.9	37,942	41.3	33,682	41.8
Operating, administrative and other	53,003	44.6	44,391	48.3	43,998	54.5
Depreciation and amortization	3,119	2.6	3,077	3.3	3,910	4.9
Equity income from unconsolidated subsidiaries	(373)	(0.3)	(819)	(0.9)	(618)	(0.8)
Merger-related and other nonrecurring charges	492	0.4	—	—	1,195	1.5

Operating income (loss)	$11,586	9.8%	$7,400	8.0%	$(1,510)	(1.9)%

EBITDA	$14,705	12.4%	$10,477	11.4%	$2,400	3.0%

        EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. We believe that the presentation of EBITDA will enhance a reader’s understanding of our operating performance. EBITDA is also a measure used by our senior management to evaluate the performance of our various lines of business and for other required or discretionary purposes, such as the use of EBITDA as a significant component when measuring performance under our employee incentive programs. EBITDA should not be considered as an alternative to (1) operating income determined in accordance with accounting principles generally accepted in the United States or (2) operating cash flow determined in accordance with accounting principles generally accepted in the United States. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

EBITDA is calculated as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Americas
Operating income	$49,287	$81,293	$40,774
Add: Depreciation and amortization	58,216	16,958	27,452

EBITDA	$107,503	$98,251	$68,226

EMEA
Operating (loss) income	$(20,678)	$17,369	$9,294
Add: Depreciation and amortization	31,287	4,579	6,492

EBITDA	$10,609	$21,948	$15,786

Asia Pacific
Operating income (loss)	$11,586	$7,400	$(1,510)
Add: Depreciation and amortization	3,119	3,077	3,910

EBITDA	$14,705	$10,477	$2,400

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Americas

Revenue increased by $301.6 million, or 33.7%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily driven by our acquisition of Insignia as well as significantly higher sales and lease transaction revenue due to an increased number of transactions and a higher average value per transaction. Cost of services increased by $170.8 million, or 38.9%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to higher commission expense, bonus accruals and producer retention expense as a result of the Insignia acquisition and higher sales and lease transaction revenue. Operating, administrative and other expenses increased $107.0 million, or 29.1%, mainly caused by higher costs as a result of the Insignia acquisition, including integration expenses of $9.1 million, increased bonuses and payroll related costs mainly resulting from improved operating performance, and a legal settlement in the United States. Included in the 2003 bonus was an accrual for a one-time performance award of approximately $6.9 million. These increases were partially offset by net foreign currency transaction gains resulting from the weakened U.S. dollar.

EMEA

Revenue increased by $131.5 million, or 72.1%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily driven by increased revenue as a result of the Insignia acquisition as well as higher sales and lease transaction revenue across Europe and higher consultation and appraisal fees in the United Kingdom. Additionally, foreign currency translation had a $35.5 million positive impact on total revenue during the year ended December 31, 2003. Cost of services increased $65.5 million, or 93.2%, as a result of higher producer compensation expense and bonuses as well as increased payroll related costs, including insurance expense throughout Europe and pension expense in the United Kingdom, primarily due to the Insignia acquisition. Additionally, foreign currency translation had a $15.0 million negative impact on cost of services during the current year. Operating, administrative and other expenses increased by $61.0 million, or 67.8%, mainly driven by increased costs as a result of the Insignia acquisition, including integration expenses of $1.8 million, as well as higher bonus, payroll related and consulting expenses. Additionally, occupancy expense was higher in the United Kingdom as a result of our relocation to a new facility. Lastly, foreign currency translation had a $16.4 million negative impact on total operating expenses during the year ended December 31, 2003.

Asia Pacific

        Revenue increased by $26.8 million, or 29.1%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily driven by an overall increase in revenue in Australia and New Zealand. Additionally, foreign currency translation had a $13.8 million positive impact on total revenue during the current year. Cost of services increased by $13.0 million, or 34.2%, mainly attributable to increased transaction revenue as well as higher producer compensation expense due to increased headcount in Australia and New Zealand. Additionally, foreign currency translation had a $6.1 million negative impact on cost of services for the year ended December 31, 2003. Operating, administrative and other expenses increased by $8.6 million, or 19.4%, primarily due to an increased accrual for long-term incentives as well as higher payroll related costs in Australia and New Zealand. Foreign currency translation also had a $5.6 million negative impact on total operating expenses during the year ended December 31, 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Americas

Revenue decreased by $32.7 million, or 3.5%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily driven by lower lease transaction revenue, partially offset by an increase in sales transaction revenue and loan fees. The lease transaction revenue decrease was primarily due to a lower average value per transaction partially offset by a higher number of transactions. The sales transaction revenue increase was driven by a higher number of transactions, as well as a higher average value per transaction. Loan fees also increased compared to the prior year principally due to an increase in the number of transactions. Cost of services decreased by $10.0 million, or 2.2%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, caused primarily by lower variable commissions due to lower lease transaction revenue. Operating, administrative and other expenses decreased by $21.3 million, or 5.5%, as a result of cost reduction and efficiency measures, the organizational restructure implemented after our acquisition of CB Richard Ellis Services in 2001, and foreign currency transaction and settlement gains resulting from the weaker U.S. dollar.

EMEA

Revenue increased by $20.9 million, or 13.0%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This was mainly driven by higher sales transaction revenue across Europe as well as higher lease transaction revenue and investment management fees in France. Additionally, foreign currency translation had a $8.9 million positive impact on total revenue during the year ended December 31, 2002. Cost of services increased by $10.0 million, or 16.6%, due to higher producer compensation as a result of increased revenue arising from expanded activities in the United Kingdom, France, Germany, Italy and Spain. Additionally, foreign currency translation had a $3.4 million negative impact on cost of services during the year ended December 31, 2002. Operating, administrative and other expenses increased by $5.3 million, or 6.2%, mainly attributable to higher incentives due to increased results, higher occupancy costs and consulting fees. Foreign currency translation also had a $3.7 million negative impact on total operating expenses during the year ended December 31, 2002.

Asia Pacific

Revenue increased by $11.3 million, or 14.1%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This increase was primarily driven by higher investment management fees in Japan and an increase in overall revenue in Australia and New Zealand, partially offset by lower revenues as a result of conversions of small, wholly owned offices to affiliate offices elsewhere in Asia. Additionally, foreign currency translation had a $2.8 million positive impact on total revenue during the year ended December 31, 2002. Cost of services increased by $4.3 million, or 12.6%, primarily driven by higher producer compensation expense due to increased personnel requirements in Australia, China and New Zealand, slightly offset by lower commissions due to conversions to affiliate offices elsewhere in Asia. Additionally, foreign currency translation had a $1.3 million negative impact on cost of services for the year ended December 31, 2002. Operating, administrative and other expenses increased by $0.4 million, or 0.9%, primarily due to increased bonuses as a result of higher results in Australia and New Zealand, partially offset by lower expenses as a result of conversions to affiliate offices in Asia. Foreign currency translation also had a $1.1 million negative impact on total operating expenses during the year ended December 31, 2002.

Liquidity and Capital Resources

We believe we can satisfy our obligations, as well as our working capital requirements and funding of investments, with internally generated cash flow and borrowings under our revolving credit facility described below. In the near term, further material acquisitions, if any, that necessitate cash will require new sources of capital such as an expansion of our revolving credit facility or the issuance of additional debt or equity. For the year ending December 31, 2004, we anticipate that we will pay approximately $40 million for capital expenditures, net of concessions received. We anticipate that our existing sources of liquidity, including cash flow from operations, will be sufficient to meet our anticipated non-acquisition cash requirements for the foreseeable future, but at a minimum for the next twelve months.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $63.9 million for the year ended December 31, 2003, a decrease of $0.9 million compared to the year ended December 31, 2002. The acquisition of Insignia Financial Group in July 2003 has impacted substantially all components of cash provided by our operating activities making comparison against the prior year not meaningful.

Net cash provided by operating activities totaled $64.9 million for the year ended December 31, 2002, an increase of $93.8 million compared to the year ended December 31, 2001. This increase was primarily due to our improved 2002 earnings, as well as lower payments made in the year ended December 31, 2002 for 2001 bonus and profit sharing as compared to the 2000 bonus and profit sharing payments made in the year ended December 31, 2001.

Investing Activities

Net cash used in investing activities totaled $284.8 million for the year ended December 31, 2003, an increase of $260.7 million compared to the same period of the prior year. This increase was primarily due to costs incurred in 2003 associated with the Insignia acquisition. Capital expenditures, net of concessions received, of $27.0 million during the year ended December 31, 2003 were $12.7 million higher than 2002. This increase was mainly driven by net capital expenditures incurred in connection with our relocation to new offices in the United Kingdom in 2003.

We utilized $24.1 million in investing activities during the year ended December 31, 2002, a decrease of $249.4 million compared to the year ended December 31, 2001. This decrease was primarily due to the prior year payment of the purchase price and related expenses associated with our acquisition of CB Richard Ellis Services in July 2001. Capital expenditures, net of concession received, of $14.3 million during the year ended December 31, 2002 were $7.0 million lower than 2001, driven primarily by efforts to reduce spending and improve cash flows.

Financing Activities

Net cash provided by financing activities totaled $303.7 million for the year ended December 31, 2003 compared to net cash used in financing activities of $17.8 million for the year ended December 31, 2002. This increase was mainly attributable to the additional net debt and equity financing resulting from the Insignia acquisition.

Net cash used in financing activities totaled $17.8 million for the year ended December 31, 2002 compared to cash provided by financing activities of $340.1 million for the year ended December 31, 2001. This decrease was mainly attributable to the debt and equity financing required for our acquisition of CB Richard Ellis Services in 2001.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2003:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total debt (1)	$1,072,842	$281,422	$20,384	$309,287	$461,749
Operating leases (2)	710,262	96,123	167,164	134,094	312,881
Deferred compensation plan liability (3) (4)	138,037	—	—	—	138,037
Pension liability (3) (4)	35,998	—	—	—	35,998

Total Contractual Obligations	$1,957,139	$377,545	$187,548	$443,381	$948,665

Other Commitments	Amount of Commitments Expiration
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Letters of credit (2)	$22,557	$22,557	$—	$—	$—
Guarantees (2)	10,558	10,558	—	—	—
Co-investment commitments (2)	26,564	22,903	3,661	—	—

Total Commitments	$59,679	$56,018	$3,661	$—	$—

(1)    Includes capital lease obligations.

(2)    See Note 13 of our Notes to the Consolidated Financial Statements.

(3)    See Note 11 of our Notes to the Consolidated Financial Statements.

(4)    Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.

Indebtedness

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

In connection with our acquisition of Insignia, CB Richard Ellis Services entered into an amended and restated credit agreement with Credit Suisse First Boston, or CSFB, and other lenders. On October 14, 2003, we refinanced all of the outstanding loans under that agreement. As part of this refinancing, we entered into a new amended and restated credit agreement. The existing amended and restated credit agreement includes the following: (1) a term loan facility of $300.0 million, which was fully drawn on October 14, 2003, requires quarterly principal payments of $2.5 million through September 30, 2008 and matures on December 31, 2008; and (2) a $90.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. The revolving credit facility requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by us. We repaid our revolving credit facility as of July 23, 2003 and November 5, 2002, and at December 31, 2003 and 2002, we had no revolving line of credit principal outstanding. At December 31, 2003, we had an aggregate of $10.8 million in letters of credit outstanding under the revolving credit facility, which reduces the amount we may borrow under the revolving credit facility. Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 3.25% or the alternate base rate plus 2.25%. Borrowings under the revolving credit facility bear interest at varying rates based on our option at either the applicable LIBOR rate plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA, which are defined in the amended and restated credit agreement. The alternate base rate is the higher of (A) CSFB’s prime rate or (B) the Federal Funds Effective Rate plus one-half of one percent. In addition, we are required to pay a revolving credit facility fee based on the total amount of the unused commitment. The borrowings under the amended and restated credit agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. The total amount outstanding under the term loan facilities included in senior secured term loans and current maturities of long-term debt in the accompanying consolidated balance sheets was $297.5 million and $221.0 million at December 31, 2003 and 2002, respectively.

On May 22, 2003, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes due May 15, 2010. The proceeds of this issuance were placed in escrow pending the completion of the Insignia acquisition on July 23, 2003, on which date the proceeds were released from escrow in order to partially fund the acquisition. CBRE Escrow merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes. The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we may redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheet was $200.0 million as of December 31, 2003.

In order to partially finance our acquisition of CB Richard Ellis Services in 2001, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount, on June 7, 2001. CB Richard Ellis Services assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the merger of Blum CB with and into CB Richard Ellis Services on July 20, 2001. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we may redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11 ¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.2 million and $225.9 million as of December 31, 2003 and 2002, respectively.

Also in connection with our acquisition of CB Richard Ellis Services in 2001, we issued $65.0 million in aggregate principal amount of 16% senior notes due July 20, 2011. The 16% senior notes are unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrues at a rate of 16.0% per year and is payable quarterly in arrears. Interest may be paid in kind to the extent our ability to pay cash dividends is restricted by the terms of our amended and restated credit agreement. Additionally, interest in excess of 12.0% may, at our option, be paid in kind through July 2006. We elected to pay in kind interest in excess of 12.0%, or 4.0%, that was payable on April 20, 2002, July 20, 2002, October 20, 2002, January 20, 2003 and April 20, 2003. The 16% senior notes are redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. On October 27, 2003 and December 29, 2003, we redeemed $20.0 million and $10.0 million, respectively, in aggregate principal amount of the 16% senior notes and paid $2.9 million of premiums in connection with these redemptions. In the event of a change in control, we are obligated to make an offer to purchase all of the outstanding 16% senior notes at 101.0% of par. The amount of the 16% senior notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $35.5 million and $61.9 million as of December 31, 2003 and 2002, respectively.

Our amended and restated credit agreement and the indentures governing our 16% senior notes, our 9¾% senior notes and our 11¼% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our amended and restated credit agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA to funded debt.

From time to time, Moody’s Investor Service and Standard and Poor’s Ratings Service rate our outstanding senior secured term loans, our 9 ¾% senior notes and our 11¼% senior subordinated notes. Although neither the Moody’s nor the Standard and Poor’s ratings impact our ability to borrow or affect our interest rates for our senior secured term loans, they may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

During 2001, a joint venture that we consolidate incurred $37.2 million of non-recourse mortgage debt secured by a real estate investment. During the third quarter of 2003, the maturity date on this debt was extended to July 31, 2008. In our accompanying balance sheets, this debt comprised $41.8 million of our other long-term debt at December 31, 2003 and $40.0 million of our other short-term borrowings at December 31, 2002. Additionally, during the third quarter of 2003, this joint venture incurred an additional $1.9 million of non-recourse mortgage debt with a maturity date of June 15, 2004. At December 31, 2003, $2.0 million of this non-recourse debt is included in short-term borrowings in the accompanying consolidated balance sheet.

One of our subsidiaries has a credit agreement with Residential Funding Corporation, or RFC, for the purpose of funding mortgage loans that will be resold. The agreement provides for a revolving warehouse line of credit of up to $200.0 million, bears interest at one-month LIBOR plus 1.0% and expires on August 31, 2004. On June 25, 2003, the agreement was modified to provide a temporary revolving line of credit increase of $200.0 million that resulted in a total line of credit equaling $400.0 million, which expired on August 30, 2003. By amendment on November 14, 2003, the agreement was modified to provide a revolving line of credit increase of $50.0 million that resulted in a total line of credit equaling $250.0 million. During the years ended December 31, 2003 and 2002, respectively, we had a maximum of $272.5 million and $309.0 million revolving line of credit principal outstanding with RFC. At December 31, 2003 and 2002, respectively, we had a $230.8 million and a $63.1 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had a $230.8 million and a $63.1 million warehouse receivable representing mortgage loans funded through the line of credit that had not been purchased as of December 31, 2003 and 2002 respectively, which are also included in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued acquisition loan notes in connection with previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. At December 31, 2003, $12.2 million of the acquisition loan notes were outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheet.

In connection with our acquisition of Westmark Realty Advisors in 1995, one of our subsidiaries issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2003. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark senior notes bore interest at 9.0%. On January 1, 2003, the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our credit agreement. On January 1, 2005, the interest rate on all of the other Westmark senior notes will be adjusted to equal the interest rate then in effect with respect to amounts outstanding under our credit agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $12.1 million as of December 31, 2003 and 2002.

Our subsidiaries in Europe have had a Euro cash pool loan since 2001. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by the bank plus 2.5%. The amount of the Euro cash pool loan included in short-term borrowings in the accompanying consolidated balance sheets was $11.5 million and $7.9 million as of December 31, 2003 and 2002, respectively.

One of our subsidiaries has a credit agreement with JP Morgan Chase. The credit agreement provides for a revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank’s cost of funds and expires on May 28, 2004. At December 31, 2003 and 2002, no amounts were outstanding under this line of credit.

Deferred Compensation Plan Obligations

Each participant in our deferred compensation plan, or DCP, is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 30 mutual funds. In addition, prior to our acquisition of CB Richard Ellis Services in 2001, participants were entitled to invest their deferrals in stock fund units that entitled the participants to receive future distributions of shares of CB Richard Ellis Services common stock. Except for the stock funds units, all deferrals under the DCP represent obligations to make future cash payments. Effective January 1, 2004, we closed the DCP to new participants. Currently, the DCP is to accepting compensation deferrals from participants who have a balance, meet the eligibility requirements and elect to participate, up to a maximum annual contribution amount of $250,000 per participant. We are currently reviewing the future status of this plan.

Because a substantial majority of the deferrals under the DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. As the level of employee departures is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees leave our employment than we expect.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall.

Other Obligations and Commitments

In connection with the sale of real estate investment assets by Insignia to Island on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of December 31, 2003, an aggregate of approximately $10.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island Fund agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island Fund’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island Fund will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island Fund’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island Fund.

One of our subsidiaries previously executed an agreement with Fannie Mae to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and we retained the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $98.6 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $1.0 million. The other 1% is covered in the form of a guarantee to Fannie Mae.

We had outstanding letters of credit totaling $22.6 million as of December 31, 2003, excluding letters of credit related to our outstanding indebtedness. Approximately $10.8 million of these letters of credit secure certain office leases and are outstanding pursuant to the revolving credit facility under our amended and restated credit agreement. An additional $10.8 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above and are outstanding pursuant to a reimbursement agreement with the Bank of Nova Scotia. Under this agreement, we may issue up to a maximum of approximately $11.0 million of letters of credit outstanding at any one time and the outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The remaining outstanding letters of credit have been issued pursuant to a credit agreement with Wells Fargo Bank, which is also secured by the same assets of ours that secured our amended and restated credit agreement for the Fannie Mae letter of credit described above. The outstanding letters of credit as of December 31, 2003 expire at varying dates through August 31, 2004. However, we are obligated to renew the letters of credit related to the revolving credit facility until 2023, the letters of credit related to the Island purchase agreement until as late as July 23, 2006 and the Fannie Mae letters of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $10.6 million as of December 31, 2003, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae discussed above. Generally, the guarantees remain outstanding until certain conditions have been satisfied.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2003, we had committed $26.6 million to fund future co-investments. We expect that approximately $23 million of these commitments will be funded during 2004. In addition to required future capital contributions, some of the co- investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Seasonality

A significant portion of our revenue is seasonal, which affects your ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions toward the fiscal year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with profits growing or losses decreasing in each subsequent quarter.

Inflation

Our revenue, commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by general economic conditions including inflation. However, to date, we do not believe that general inflation has had a material impact upon our operations.

Application of Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements:

Revenue Recognition

We record real estate commissions on sales upon close of escrow or upon transfer of title. Real estate commissions on leases are generally recorded as income once we satisfy all obligations under the commission agreement. A typical commission agreement provides that we earn a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will result in the delay of recognition of revenue until such contingencies are satisfied. For example, if we do not earn all or a portion of the lease commission until the tenant pays its first month’s rent, and the lease agreement provides the tenant with a free rent period, we delay revenue recognition until cash rent is paid by the tenant. Investment management and property management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time the loan closes and we have no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded to revenue as monthly principal and interest payments are collected from mortgagors. Other commissions, consulting fees and referral fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are fully provided for.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority owned and controlled subsidiaries. Additionally, the consolidated financial statements for the period from January 1 to July 20, 2001 include the accounts of CB Richard Ellis Services prior to our acquisition in 2001, as CB Richard Ellis Services is considered our “predecessor” for purposes of Regulation S-X. The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in our consolidated balance sheets included elsewhere in this filing. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, are accounted for under the equity method. Accordingly, our share of the earnings of these equity-method basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any impairment in value.

Goodwill and Other Intangible Assets

Goodwill mainly represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities acquired in our acquisition of CB Richard Ellis Services in 2001 and our acquisition of Insignia Financial Group in 2003. Other intangible assets include trademarks, which were separately identified as a result of the 2001 acquisition, as well as a trade name separately identified as a result of the Insignia acquisition representing the Richard Ellis trade name in the United Kingdom that was owned by Insignia prior to the Insignia acquisition. Both the trademarks and the trade name are not being amortized and have indefinite estimated useful lives. Other intangible assets also include backlog, which represents the fair value of Insignia’s net revenue backlog as of July 23, 2003 that was acquired as part of the Insignia acquisition. The net revenue backlog consists of the net commission receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia acquisition. Net revenue backlog is being amortized as cash is received or upon final closing of these pending transactions. The remaining other intangible assets primarily include management contracts, loan servicing rights, franchise agreements and a trade name, which are all being amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

We fully adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. This statement requires us to perform at least annually an assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment based in part on a third-party valuation as of the beginning of the fourth quarter of each year. We also assess goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2003 and 2002, and determined that no impairment existed as of those dates.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. This statement is immediately effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.

In December 2003, the FASB issued a revised version of FIN 46, or FIN 46R. Among other things, the revision clarifies the definition of a variable interest entity, exempts most entities that are businesses from the scope of FIN 46R and delays the effective date of the revised standard to no later than the end of the first reporting period ending after December 15, 2003 for special purpose entities and March 15, 2004 for all other types of entities. The adoption of this interpretation has not had, and is not expected to have, a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this statement has not had a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred indefinitely the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests. The adoption of the effective provisions of SFAS No. 150 have not had a material impact on our financial position or results of operations.

In December 2003, the FASB issued a revised version of SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We have adopted this statement for the year ended December 31, 2003. In addition, we expect to adopt additional disclosures for our U.K. pension plans during 2004.

Forward-Looking Statements

This Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Form 10-K to identify forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	the failure of properties managed by us to perform as anticipated;

•	competition;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	foreign currency fluctuations;

•	future acquisitions;

•	integration of acquired businesses;

•	an economic downturn in the California and New York real estate markets;

•	significant variability in our results of operations among quarters;

•	our substantial leverage and debt service obligations;

•	our ability to incur additional indebtedness;

•	our ability to generate a sufficient amount of cash to service our existing and future indebtedness;

•	the success of our co-investment and joint venture activities;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	the significant influence of our largest stockholders; and

•	the other factors described under the heading “Risks Related to Our Business.”

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

Exchange Rates

Approximately 30.2% of our business was transacted in local currencies of foreign countries for the year ended December 31, 2003, the majority of which included the Euro, the British Pound Sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. During 2003, the U.S. dollar dropped against many of the currencies in which we conduct business. We attempt to manage our exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions in foreign countries only at levels necessary for operating purposes. However, we do not enter into agreements to hedge the risks associated with translation of foreign currencies into U.S. dollars. As a result, fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenues and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. For example, during 2003, foreign currency translation had a $54.4 million positive impact on our total revenue and a $47.3 million negative impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure to such transactions, as appropriate. We apply Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” when accounting for any such contracts. In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from intercompany loans. We view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency. At December 31, 2003, we were not a party to any such contracts.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Our fixed and variable rate long-term debt at December 31, 2003 consisted of the following:

Year of Maturity	Fixed Rate	One-Month Yen LIBOR +3.5%	One-Month LIBOR +1.0%	LIBOR +3.25%		Interest Rate Range of 1.0% to 6.25%	Six-Month Yen LIBOR + 3.75%	Six-Month GBP LIBOR- 2%	Total
	(Dollars in thousands)
2004	$20,445	$—	$230,790	$12,006	(1)	$12,663	$373	$5,145	$281,422
2005	367	—	—	10,000		—	—	—	10,367
2006	17	—	—	10,000		—	—	—	10,017
2007	17	—	—	10,000		—	—	—	10,017
2008	17	41,753	—	257,500	(2)	—	—	—	299,270
Thereafter (3)	461,749	—	—	—		—	—	—	461,749

Total	$482,612	$41,753	$230,790	$299,506		$12,663	$373	$5,145	$1,072,842

Weighted Average Interest Rate	10.8%	3.9%	2.1%	4.4%		5.5%	3.8%	1.5%	6.8%

(1)	Includes $10.0 million relating to our senior secured credit facilities and $2.0 million related to our Westmark senior notes (see Note 12 of our Notes to Consolidated Financial Statements).
(2)	Consists of amounts due under our senior secured credit facilities.
(3)	Primarily includes our 11¼% senior subordinated notes, our 9¾% senior notes and our 16% senior notes.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 35 basis points, approximately 10% of the weighted average variable rate at December 31, 2003, the net impact would be a decrease of $2.1 million on annual pre-tax income and cash provided by operating activities for the twelve months ended December 31, 2003.

Based on dealers’ quotes at December 31, 2003, the estimated fair values of our 9¾% senior notes and our 11¼% senior subordinated notes were $222.0 million and $256.5 million, respectively. There was no trading activity for our 16% senior notes due in 2011. The carrying value of our 16% senior notes as of December 31, 2003 totaled $35.5 million. Estimated fair values for the term loans under our senior secured credit facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the majority of our remaining debt is based on variable rates that approximate terms that could be obtained at December 31, 2003.

We historically have not entered into agreements with third parties for the purpose of hedging our exposure to changes in interest rates. Although we do not have any current intentions to enter into such agreements in the future, we may do so in connection with our on-going assessment of our interest rate exposure. If we do enter into any such agreements, we would do so for risk management purposes only and not to engage in speculative activities with respect to interest rates. We would apply Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, when accounting for any such derivatives.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page

Independent Auditors’ Report	35

Report of Independent Public Accountants	36

Consolidated Balance Sheets at December 31, 2003 and 2002	37

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 (Predecessor)	38

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 (Predecessor)	39

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002, for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 (Predecessor)	40

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2003 and 2002, for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 (Predecessor)	41

Notes to Consolidated Financial Statements	42

Quarterly Results of Operations (Unaudited)	81

FINANCIAL STATEMENT SCHEDULE:

Schedule II—Valuation and Qualifying Accounts	97

All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of CB Richard Ellis Group, Inc.:

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Group, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive (loss) income for each of the two years in the period ended December 31, 2003. Our audit also included the 2003 and 2002 financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8. These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and the financial statement schedules based on our audits. The consolidated financial statements and the financial statement schedule of the Company for the period from February 20 (inception) to December 31, 2001 and the consolidated financial statements and financial statement schedule of CB Richard Ellis Services, Inc. (the “Predecessor”) for the period from January 1 to July 20, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedules, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 26, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

As discussed above, the consolidated financial statements of the Company for the period from February 20 (inception) to December 31, 2001 and the financial statements of the Predecessor for the period from January 1 to July 20, 2001 were audited by other auditors who have ceased operations. As described in Note 8, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 included (i) comparing the previously reported net income (loss) to the previously issued consolidated financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods relating to goodwill that is no longer being amortized as a result of initially applying SFAS 142 to the Company’s and the Predecessor’s underlying analysis obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings (loss)-per-share amounts. In our opinion, the disclosures for 2001 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company and the Predecessor other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of CBRE Holding, Inc.:

We have audited the accompanying consolidated balance sheet of CBRE Holding, Inc., a Delaware corporation, (the Company) as of December 31, 2001 and related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for the period from February 20, 2001 (inception) through December 31, 2001. We have also audited the accompanying consolidated balance sheet of CB Richard Ellis Services, Inc. (Predecessor) as of December 31, 2000, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive (loss) income for the period from January 1, 2001 to July 20, 2001, and the twelve months ended December 31, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Company’s and the Predecessor’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Los Angeles, California

February 26, 2002

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

NOTE: The consolidated financial statements for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142. Goodwill and Other Intangible Assets (see Note 8). The report of Arthur Andersen LLP presented above does not extend to these revisions.

NOTE: On February 13, 2004, CBRE Holding, Inc. changed its name to CB Richard Ellis Group, Inc.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$163,881	$79,701
Restricted cash	14,899	—
Receivables, less allowance for doubtful accounts of $16,181 and $10,892 at December 31, 2003 and 2002, respectively	322,416	166,213
Warehouse receivable	230,790	63,140
Prepaid expenses	22,854	9,748
Deferred tax assets, net	57,681	18,723
Other current assets	26,461	8,415

Total current assets	838,982	345,940
Property and equipment, net	113,569	66,634
Goodwill	819,558	577,137
Other intangible assets, net of accumulated amortization of $73,449 and $7,739 at December 31, 2003 and 2002, respectively	131,731	91,082
Deferred compensation assets	76,389	63,642
Investments in and advances to unconsolidated subsidiaries	68,361	50,208
Deferred tax assets, net	32,179	36,376
Other assets, net	132,712	93,857

Total assets	$2,213,481	$1,324,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$189,787	$102,415
Compensation and employee benefits payable	148,874	63,734
Accrued bonus and profit sharing	200,343	103,858
Income taxes payable	—	15,451
Short-term borrowings:
Warehouse line of credit	230,790	63,140
Other	39,347	60,054

Total short-term borrowings	270,137	123,194
Current maturities of long-term debt	11,285	10,711
Other current liabilities	12,991	11,724

Total current liabilities	833,417	431,087
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $2,827 and $3,057 at December 31, 2003 and 2002, respectively	226,173	225,943
Senior secured term loans	287,500	211,000
9¾% senior notes	200,000	—
16% senior notes, net of unamortized discount of $2,844 and $5,107 at December 31, 2003 and 2002, respectively	35,472	61,863
Other long-term debt	42,275	198

Total long-term debt	791,420	499,004
Deferred compensation liability	138,037	106,252
Pension liability	35,998	10,766
Other liabilities	75,024	20,811

Total liabilities	1,873,896	1,067,920
Minority interest	6,656	5,615
Commitments and contingencies
Stockholders’ Equity:
Class A common stock; $0.01 par value; 75,000,000 shares authorized; 2,728,441 and 1,793,254 shares issued and outstanding (including treasury shares) at December 31, 2003 and 2002, respectively	27	17
Class B common stock; $0.01 par value; 25,000,000 shares authorized; 19,271,948 and 12,624,813 shares issued and outstanding at December 31, 2003 and 2002, respectively	193	127
Additional paid-in capital	361,912	240,574
Notes receivable from sale of stock	(4,680)	(4,800)
Accumulated earnings	1,449	36,153
Accumulated other comprehensive loss	(23,780)	(18,998)
Treasury stock at cost, 138,958 and 110,174 shares at December 31, 2003 and 2002, respectively	(2,192)	(1,732)

Total stockholders’ equity	332,929	251,341

Total liabilities and stockholders’ equity	$2,213,481	$1,324,876

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Revenue	$1,630,074	$1,170,277	$562,828	$607,934
Costs and expenses:
Cost of services	796,408	547,093	263,601	279,203
Operating, administrative and other	678,397	501,798	219,409	297,996
Depreciation and amortization	92,622	24,614	12,198	25,656
Equity income from unconsolidated subsidiaries	(14,365)	(9,326)	(1,554)	(2,874)
Merger-related and other nonrecurring charges	36,817	36	6,442	22,127

Operating income (loss)	40,195	106,062	62,732	(14,174)
Interest income	6,041	3,272	2,427	1,567
Interest expense	87,216	60,501	29,717	20,303

(Loss) income before (benefit) provision for income taxes	(40,980)	48,833	35,442	(32,910)
(Benefit) provision for income taxes	(6,276)	30,106	18,016	1,110

Net (loss) income	$(34,704)	$18,727	$17,426	$(34,020)

Basic (loss) earnings per share	$(1.89)	$1.25	$2.22	$(1.60)

Weighted average shares outstanding for basic (loss) earnings per share	18,373,118	15,025,308	7,845,004	21,306,584

Diluted (loss) earnings per share	$(1.89)	$1.23	$2.20	$(1.60)

Weighted average shares outstanding for diluted (loss) earnings per share	18,373,118	15,222,111	7,909,797	21,306,584

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(34,704)	$18,727	$17,426	$(34,020)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	92,622	24,614	12,198	25,656
Amortization and write-off of deferred financing costs	13,276	3,322	1,316	1,152
Amortization and write-off of long-term debt discount	2,493	444	201	136
Deferred compensation deferrals	13,715	15,925	16,151	16,447
Gain on sale of properties and servicing rights	(5,321)	(6,287)	(2,868)	(10,009)
Equity income from unconsolidated subsidiaries	(14,365)	(9,326)	(1,554)	(2,874)
Provision for doubtful accounts	3,436	3,415	1,317	3,387
Deferred income tax (benefit) provision	(12,750)	5,158	(1,948)	(1,569)
(Increase) decrease in receivables	(43,011)	(4,770)	(18,379)	26,970
(Increase) decrease in deferred compensation assets	(12,747)	5,743	(4,517)	(11,665)
Increase (decrease) in accounts payable and accrued expenses	14,448	7,912	(4,749)	(5,491)
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	42,634	17,541	64,677	(101,312)
(Decrease) increase in income taxes payable	(15,197)	3,225	13,578	(16,357)
Increase (decrease) in other liabilities	16,021	(15,203)	(9,260)	(11,305)
Other operating activities, net	3,391	(5,558)	7,745	624

Net cash provided by (used in) operating activities	63,941	64,882	91,334	(120,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	(26,961)	(14,266)	(6,501)	(14,814)
Proceeds from sale of properties and servicing rights	3,949	6,378	2,108	9,544
Investment in property held for sale	—	—	(40,174)	(2,282)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(263,683)	(14,811)	(214,702)	(1,924)
Other investing activities, net	1,900	(1,431)	(2,124)	(2,663)

Net cash used in investing activities	(284,795)	(24,130)	(261,393)	(12,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	152,850	238,000	113,750	—
Repayment of revolver and swingline credit facility	(152,850)	(238,000)	(113,750)	—
Proceeds from senior secured term loans	375,000	—	235,000	—
Repayment of senior secured term loans	(298,475)	(9,351)	(4,675)	—
Proceeds from 9 3/4% senior notes	200,000	—	—	—
Repayment of notes payable	(43,000)	—	—	—
Proceeds from 16% senior notes	—	—	65,000	—
Repayment of 16% senior notes	(30,000)	—	—	—
Proceeds from (repayment of) senior notes and other loans, net	3,029	(8,205)	(1,188)	446
Proceeds from 11 1/4% senior subordinated notes	—	—	225,629	—
Repayment of 8 7/8% senior subordinated notes	—	—	(175,000)	—
Proceeds from non-recourse debt related to property held for sale	—	—	37,179	—
Proceeds from revolving credit facility	—	—	—	195,000
Repayment of revolving credit facility	—	—	(235,000)	(70,000)
Payment of deferred financing fees	(22,707)	(443)	(21,750)	(8)
Proceeds from issuance of common stock	120,980	180	92,156	—
Other financing activities, net	(1,163)	(19)	(3,520)	792

Net cash provided by (used in) financing activities	303,664	(17,838)	213,831	126,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,810	22,914	43,772	(6,139)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	79,701	57,450	13,662	20,854
Effect of currency exchange rate changes on cash	1,370	(663)	16	(1,053)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$163,881	$79,701	$57,450	$13,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$63,718	$52,647	$26,126	$18,457

Income taxes, net of refunds	$17,783	$19,142	$5,061	$19,083

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	CB Richard Ellis Group
						Accumulated other comprehensive income (loss)
	Class A common stock	Class B common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings	Minimum pension liability	Foreign currency translation	Treasury stock	Total
Balance, February 20, 2001	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	17,426	—	—	—	17,426
Contribution of deferred compensation plan stock fund units	—	—	18,771	—	—	—	—	—	18,771
Contribution of shares by certain shareholders of CB Richard Ellis Services, Inc.	—	80	121,732	—	—	—	—	—	121,812
Net issuance of Class A common stock	17	—	27,672	—	—	—	—	—	27,689
Issuance of Class B common stock	—	47	72,366	—	—	—	—	—	72,413
Notes receivable from sale of stock	—	—	—	(5,884)	—	—	—	—	(5,884)
Foreign currency translation gain	—	—	—	—	—	—	296	—	296

Balance, December 31, 2001	17	127	240,541	(5,884)	17,426	—	296	—	252,523
Net income	—	—	—	—	18,727	—	—	—	18,727
Issuance of Class A common stock	—	—	460	(180)	—	—	—	—	280
Net cancellation of deferred compensation stock fund units	—	—	(427)	—	—	—	—	—	(427)
Net collection on notes receivable from sale of stock	—	—	—	1,264	—	—	—	—	1,264
Purchase of common stock	—	—	—	—	—	—	—	(1,732)	(1,732)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(17,039)	—	—	(17,039)
Foreign currency translation loss	—	—	—	—	—	—	(2,255)	—	(2,255)

Balance, December 31, 2002	17	127	240,574	(4,800)	36,153	(17,039)	(1,959)	(1,732)	251,341
Net loss	—	—	—	—	(34,704)	—	—	—	(34,704)
Issuance of Class A common stock	10	—	14,697	—	—	—	—	—	14,707
Issuance of Class B common stock	—	66	106,287	—	—	—	—	—	106,353
Issuance of deferred compensation stock fund units, net of cancellations	—	—	195	—	—	—	—	—	195
Net collection on notes receivable from sale of stock	—	—	—	120	—	—	—	—	120
Purchase of common stock	—	—	—	—	—	—	—	(460)	(460)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	1,930	—	—	1,930
Compensation expense for stock options	—	—	159	—	—	—	—	—	159
Foreign currency translation loss	—	—	—	—	—	—	(6,712)	—	(6,712)

Balance, December 31, 2003	$27	$193	$361,912	$(4,680)	$1,449	$(15,109)	$(8,671)	$(2,192)	$332,929

	Predecessor Company
	Common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total
Balance, December 31, 2000	$217	$364,168	$(11,847)	$(89,097)	$(12,258)	$(15,844)	$235,339
Net loss	—	—	—	(34,020)	—	—	(34,020)
Common stock issued for incentive plans	—	360	—	—	—	—	360
Contributions, deferred compensation plan	—	1,004	—	—	—	—	1,004
Deferred compensation plan co-match	—	492	—	—	—	—	492
Net collection on notes receivable from sale of stock	—	(742)	1,001	—	—	—	259
Amortization of cheap and restricted stock	1	210	—	—	—	—	211
Tax deduction from issuance of stock	—	1,479	—	—	—	—	1,479
Foreign currency translation loss	—	—	—	—	(7,106)	—	(7,106)
Cancellation of common stock	—	(54)	—	—	—	—	(54)
Cancellation of common stock and elimination of historical equity due to the merger	(218)	(366,917)	10,846	123,117	19,364	15,844	(197,964)

Balance, July 20, 2001	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Net (loss) income	$(34,704)	$18,727	$17,426	$(34,020)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(6,712)	(2,255)	296	(7,106)
Minimum pension liability adjustment, net of tax	1,930	(17,039)	—	—

Total other comprehensive (loss) income	(4,782)	(19,294)	296	(7,106)

Comprehensive (loss) income	$(39,486)	$(567)	$17,722	$(41,126)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

CB Richard Ellis Group, Inc. (formerly known as CBRE Holding, Inc.), a Delaware corporation, was incorporated on February 20, 2001 and was created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international commercial real estate services firm. Prior to July 20, 2001, we were a wholly owned subsidiary of Blum Strategic Partners, L.P. (Blum Strategic), formerly known as RCBA Strategic Partners, L.P., which is an affiliate of Richard C. Blum, a director of CBRE and our company.

On July 20, 2001, we acquired all of the outstanding stock of CBRE pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among CBRE, Blum CB Corp. (Blum CB) and us. Blum CB was merged with and into CBRE with CBRE being the surviving corporation (the 2001 Merger). In July 2003, our global position in the commercial real estate services industry was further solidified as CBRE acquired Insignia Financial Group, Inc. (Insignia Acquisition). We have no substantive operations other than our investment in CBRE.

We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries. Additionally, the consolidated financial statements for the period from January 1 to July 20, 2001 include the accounts of CBRE prior to the 2001 Merger as CBRE is considered our predecessor for purposes of Regulation S-X. The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, are accounted for under the equity method. Accordingly, our share of the earnings of these equity-method basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any impairment in value.

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results may differ from these estimates. Management believes that these estimates provide a reasonable basis for the fair presentation of our financial condition and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. We control certain cash and cash equivalents as an agent for our investment and property management clients. These amounts are not included in the accompanying consolidated balance sheets (See Note 17).

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation, or in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property and equipment is computed primarily using the straight-line method over estimated useful lives ranging up to ten years. Leasehold improvements are amortized over the term of the respective leases, excluding options to renew. We capitalize expenditures that materially increase the life of the related assets and expense the costs of maintenance and repairs.

We periodically review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any of the significant assumptions inherent in this assessment materially change due to market, economic, and/or other factors, the recoverability is assessed based on the revised

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions. If this analysis indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

Goodwill mainly represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities acquired in the 2001 Merger and in the Insignia Acquisition. Other intangible assets include trademarks, which were separately identified as a result of the 2001 Merger, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom (U.K.) that was owned by Insignia prior to the Insignia Acquisition. Both the trademarks and the trade name are not being amortized and have indefinite estimated useful lives. Other intangible assets also include backlog, which represents the fair value of Insignia’s net revenue backlog as of July 23, 2003 that was acquired as part of the Insignia Acquisition. The backlog consists of the net commission receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia Acquisition. Backlog is being amortized as cash is received or upon final closing of these pending transactions. The remaining other intangible assets primarily include management contracts, loan servicing rights, franchise agreements and a trade name, which are all being amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

We fully adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. This statement requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment based in part on a third-party valuation as of the beginning of the fourth quarter of each year. We also assess our goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that our carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2003 and 2002, and determined that no impairment existed as of those dates.

Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized using the straight-line method over the terms of the related debt agreements ranging up to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. In the third quarter of 2003, in connection with the Insignia Acquisition, we entered into an amended and restated credit facility and wrote off $6.8 million of unamortized deferred financing costs associated with our prior credit facility. In the fourth quarter of 2003, we wrote off $1.8 million of unamortized deferred financing costs associated with the $20.0 million and $10.0 million redemptions of our 16% senior notes on October 27, 2003 and December 29, 2003, respectively. Total deferred costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $29.9 million and $20.5 million, as of December 31, 2003 and 2002, respectively.

Revenue Recognition

Real estate commissions on sales are recorded as income upon close of escrow or upon transfer of title. Real estate commissions on leases are generally recorded as income once we satisfy all obligations under the commission agreement. A typical commission agreement provides that we earn a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will result in the delay of recognition of revenue until such contingencies are satisfied. For example, if we do not earn all or a portion of the lease commission until the tenant pays their first month’s rent and the lease agreement provides the tenant with a free rent period, we delay revenue recognition until cash rent is paid by the tenant. Investment management and property management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time the loan closes and we have no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded to revenue as monthly principal and interest payments are collected from mortgagors. Other commissions, consulting fees and referral fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are greater than 180 days are fully provided for.

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred in accordance with Statement of Position 93-7,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Reporting on Advertising Costs.” Business promotion and advertising costs of $23.5 million, $16.8 million, $6.1 million and $12.5 million were included in operating, administrative and other expenses for the years ended December 31, 2003 and 2002, the period from February 20 (inception) to December 31, 2001 and the period from January 1 to July 20, 2001, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the United States (U.S.) are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive (loss) income component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations are a $9.8 million gain, a $6.4 million gain, a $0.2 million loss and a $0.3 million gain for the years ended December 31, 2003 and 2002, the period from February 20 (inception) to December 31, 2001 and the period from January 1 to July 20, 2001, respectively.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income. Accumulated other comprehensive (loss) income consists of foreign currency translation adjustments and minimum pension liability adjustments. Foreign currency translation adjustments exclude income tax expense (benefit) given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The income tax benefit associated with the minimum pension liability adjustments is $6.5 million and $7.3 million as of December 31, 2003 and 2002, respectively.

Accounting for Transfers and Servicing

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” in accounting for loan sales and acquisition of servicing rights. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred at fair value. Servicing assets are amortized over the period of estimated servicing income with a write-off required when control is surrendered. Our recording of servicing rights at their fair value resulted in gains, which have been reflected in the accompanying consolidated statements of operations. Corresponding servicing assets of approximately $1.8 million and $2.1 million, for the years ended December 31, 2003 and 2002, respectively, are included in other intangible assets reflected in the accompanying consolidated balance sheets.

Stock-Based Compensation

Prior to 2003, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income (loss) for the year ended December 31, 2002, for the period from February 20 (inception) to December 31, 2001 or for the period from January 1 to July 20, 2001, as all options granted during those periods had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

In the fourth quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.” Awards under our stock-based compensation plans vest over five-year periods. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for the year ended December 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

In accordance with SFAS No. 123, we estimate the value of our options based upon the “Minimum Value” method. Option valuation models require the input of assumptions such as the expected stock price volatility. As our common stock is not freely tradable on a national securities exchange or an over-the-counter market, an effectively zero percent volatility was utilized. The dividend yield is also excluded from the calculation, as it is our present intention to retain all earnings.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the minimum value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Net (loss) income as reported	$(34,704)	$18,727	$17,426	$(34,020)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effect	98	—	—	—
Deduct: Total stock-based employee compensation expense determined under the minimum value method for all awards, net of related tax effect	(648)	(523)	(272)	(2,758)

Pro Forma net (loss) income	$(35,254)	$18,204	$17,154	$(36,778)

Basic EPS:
As Reported	$(1.89)	$1.25	$2.22	$(1.60)

Pro Forma	$(1.92)	$1.21	$2.19	$(1.73)

Diluted EPS:
As Reported	$(1.89)	$1.23	$2.20	$(1.60)

Pro Forma	$(1.92)	$1.20	$2.17	$(1.73)

The weighted average minimum value of options and warrants granted by us was $1.62 for the year ended December 31, 2003, $2.33 for the year ended December 31, 2002 and $1.86 for the period from February 20 (inception) to December 31, 2001. There were no stock options or warrants granted by CBRE for the period from January 1 to July 20, 2001 that remained outstanding as of December 31, 2001.

The minimum value of each option grant and warrant is estimated on the date of grant utilizing the following weighted average assumptions:

	Year Ended December 31,		Period From February 20 (inception) to December 31,
	2003	2002	2001
Risk-free interest rate	3.02%	4.06%	4.69%
Expected volatility	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares. Contingently issuable shares represent unvested stock fund units in the deferred compensation plan. In accordance with SFAS No. 128, “Earnings Per Share” these shares are included in the dilutive earnings per share calculation under the treasury stock method (see Note 16).

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. This statement is immediately effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.

In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R). Among other things, the revision clarifies the definition of a variable interest entity, exempts most entities that are businesses from the scope of FIN 46R and delays the effective date of the revised standard to no later than the end of the first reporting period ending after December 15, 2003 for special purpose entities and March 15, 2004 for all other types of entities. The adoption of this interpretation has not had, and is not expected to have, a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this statement has not had a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred indefinitely the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests. The adoption of the effective provisions of SFAS No. 150 have not had a material impact on our financial position or results of operations.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits.” The revised statement retains the disclosure requirements contained in SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We have adopted this statement for the year ended December 31, 2003. In addition, we expect to adopt additional disclosures for our U.K. pension plans during 2004.

Reclassifications

Certain reclassifications, which do not have an effect on net income or equity, have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

3. Insignia Acquisition

On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 28, 2003 (the Insignia Acquisition Agreement), by and among us, CBRE, Apple Acquisition Corp. (Apple Acquisition), a Delaware corporation and wholly owned subsidiary of CBRE, and Insignia Financial Group, Inc. (Insignia), Apple Acquisition was merged with and into Insignia (the Insignia Acquisition). Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CBRE. We acquired Insignia to solidify our position as the market leader in the commercial real estate services industry.

In conjunction with and immediately prior to the Insignia Acquisition, Island Fund I LLC (Island), a Delaware limited liability company, which is affiliated with Andrew L. Farkas (Insignia’s former Chairman and Chief Executive Officer) and some of Insignia’s other former officers, completed the purchase of specified real estate investment assets of Insignia, pursuant to a Purchase Agreement, dated May 28, 2003 (the Island Purchase Agreement), by and among Insignia, us, CBRE, Apple Acquisition and Island. A number of the real estate investment assets that were sold to Island required the consent of one or more third parties in order to transfer such assets. Some of these third party consents were not obtained prior to or since the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closing of the Insignia Acquisition. As a result, we continue to hold these real estate investment assets pending the receipt of these third party consents. While we hold these assets, we have generally agreed to provide Island with the economic benefits from these assets and Island generally has agreed to indemnify us with respect to any losses incurred in connection with continuing to hold these assets.

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

The funding to complete the Insignia Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Insignia, was obtained through (a) the sale of 6,587,135 shares of our Class B Common Stock, par value $0.01 per share, to Blum Strategic, a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership and Blum Strategic Partners II GmbH & Co. KG, a German limited partnership, for an aggregate cash purchase price of $105,394,160; (b) the sale of 227,865 shares of our Class A Common Stock, par value $.01 per share, to DLJ Investment Partners, L.P., a Delaware limited partnership, DLJ Investment Partners II, L.P., a Delaware limited partnership and DLJIP II Holdings, L.P., a Delaware limited partnership, for an aggregate cash purchase price of $3,645,840; (c) the sale of 625,000 shares of our Class A Common Stock to California Public Employees’ Retirement System (CalPERS) for an aggregate cash purchase price of $10,000,000; (d) the sale of 60,000 shares of our Class B Common Stock to Frederic V. Malek, a director of our company, for an aggregate cash purchase price of $960,000; (e) the release from escrow of the net proceeds from the offering by CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE that merged with and into CBRE in connection with the Insignia Acquisition, of $200.0 million of the 9¾% Senior Notes due May 15, 2010 (see Note 12), issued and sold by CBRE Escrow on May 22, 2003; (f) $75.0 million of term loan borrowings under the Amended and Restated Credit Agreement (see Note 12), dated as of May 22, 2003, by and among CBRE, Credit Suisse First Boston (CSFB) as Administrative Agent and Collateral Agent, the other lenders named in the credit agreement, us and the guarantors named in the credit agreement and (g) $36,870,230 of cash proceeds from the completion of the sale to Island.

The aggregate preliminary purchase price for the Insignia Acquisition was approximately $328.0 million, which includes: (1) $267.9 million in cash paid for shares of Insignia’s outstanding common stock, valued at $11.156 per share, (2) $100.00 per share plus accrued and unpaid dividends paid to the owners of Insignia’s outstanding Series A preferred stock and Series B preferred stock totaling $38.2 million, (3) cash payments of $7.9 million to holders of Insignia’s vested and unvested warrants and options and (4) $14.0 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees.

The preliminary purchase accounting adjustments related to the Insignia Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, July 23, 2003. The final valuation of the net assets acquired is expected to be completed as soon as practicable, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain assets acquired, primarily net deferred tax assets, is still preliminary. Additionally, adjustments to the estimated liabilities assumed in connection with the Insignia Acquisition may still be required. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Assets Acquired and Liabilities Assumed

At July 23, 2003

Current assets	$270,641
Property and equipment, net	32,532
Goodwill	237,569
Other intangible assets, net	102,748
Other assets	30,776

Total assets acquired	674,266

Current liabilities	168,574
Liabilities assumed in connection with the Insignia Acquisition	87,739
Notes payable	43,000
Other liabilities	46,994

Total liabilities assumed	346,307

Net assets acquired	$327,959

The following is a summary of the intangible assets acquired in connection with the Insignia Acquisition (dollars in thousands):

	Weighted Average Amortization Period	July 23, 2003	December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	(1)	$72,503	$(59,108)	$13,395
Trade name	n/a	19,826	—	19,826
Management contracts	5 years	4,611	(490)	4,121
Other	6 years	5,808	(821)	4,987

(1)	Weighted average amortization period is not determinable. See Note 8 for additional information.

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and Insignia redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we have accrued certain liabilities in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These liabilities assumed in connection with the Insignia Acquisition consist of the following (dollars in thousands):

	2003 Charge to Goodwill	Utilized to Date	To be Utilized
Severance	$30,706	$13,676	$17,030
Lease termination costs	28,922	3,065	25,857
Change of control payments	10,451	10,451	—
Costs associated with exiting contracts	8,921	7,632	1,289
Legal settlements anticipated	8,739	2,900	5,839

	$87,739	$37,724	$50,015

        The liability for severance covers approximately 450 employees with the bulk of the terminations occurring in the U.S. A majority of the amount unpaid as of December 31, 2003 represents future payments required as per severance agreements for the top six former senior executives of Insignia. These amounts will be paid as required by their severance agreements up through their expiration dates of December 31, 2004 and December 31, 2005. All other outstanding liabilities for severance are expected to be paid in 2004. We identified approximately 50 redundant facilities consisting of both sales and corporate offices. A total accrual for lease termination costs of $28.9 million was established for office closures, the majority of which were located in the U.S. The liability for lease termination costs will be paid over the remaining contract periods through 2012. The change of control payments represented amounts paid to the top six former senior executives of Insignia as a direct result of the Insignia Acquisition as stipulated in their employment contracts. In connection with the Insignia Acquisition, we incurred costs associated with the termination of contracts that Insignia entered into prior to the Insignia Acquisition. We expect to pay all remaining costs relating to exiting these contracts in 2004. We have accrued approximately $8.7 million to cover our exposure in various lawsuits involving Insignia that were pending prior to the Insignia Acquisition. These liabilities will be paid as each case is settled.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. 2001 Merger

On July 20, 2001, we acquired CBRE pursuant to an Amended and Restated Agreement and Plan of Merger dated May 31, 2001 (the 2001 Merger Agreement) among us, CBRE and Blum CB. At the effective time of the 2001 Merger, CBRE became our wholly owned subsidiary. Pursuant to the terms of the 2001 Merger Agreement, each issued and outstanding share of common stock of CBRE was converted into the right to receive $16.00 in cash, except for: (i) shares of common stock of CBRE owned by us and Blum CB immediately prior to the 2001 Merger, totaling 7,967,774 shares, which were cancelled, (ii) treasury shares and shares of common stock of CBRE owned by any of its subsidiaries, which were cancelled and (iii) shares of CBRE held by stockholders who perfected appraisal rights for such shares in accordance with Delaware law. All shares of common stock of CBRE outstanding prior to the 2001 Merger were acquired by us and subsequently cancelled. Immediately prior to the 2001 Merger, the following, collectively referred to as the buying group, contributed to us all the shares of CBRE’s common stock that he or it directly owned in exchange for an equal number of shares of our Class B common stock: Blum Strategic, FS Equity Partners III, L.P. (FSEP III), a Delaware limited partnership, FS Equity Partners International, L.P. (FSEP International), a Delaware limited partnership, The Koll Holding Company, a California corporation, Frederic V. Malek, a director of our company and CBRE, Raymond E. Wirta, the Chief Executive Officer and a director of our company and CBRE, and Brett White, the President and a director of our company and CBRE. Such shares of common stock of CBRE, which totaled 7,967,774 shares of common stock, were then cancelled. In addition, we offered to purchase for cash, options outstanding to acquire common stock of CBRE at a purchase price per option equal to the greater of the amount by which $16.00 exceeded the exercise price of the option, if at all, or $1.00. In connection with the 2001 Merger, CBRE purchased its outstanding options on our behalf, which were recorded as merger-related and other nonrecurring charges by CBRE in the period from January 1 to July 20, 2001.

The funding to complete the 2001 Merger, as well as the refinancing of substantially all of the outstanding indebtedness of CBRE, was obtained through: (i) a cash contribution of $74.8 million from the sale of our Class B common stock for $16.00 per share, (ii) sale of shares of our Class A common stock for $16.00 per share to employees and independent contractors of CBRE, (iii) sale of 625,000 shares of our Class A common stock to CalPERS for $16.00 per share, (iv) issuance and sale of 65,000 units for $65.0 million to DLJ Investment Funding, Inc. and other purchasers, which units consisted of $65.0 million in aggregate principal amount of 16% Senior Notes due July 20, 2011 and 339,820 shares of our Class A common stock, (v) issuance and sale by Blum CB of $229.0 million in aggregate principal amount of 11¼% Senior Subordinated Notes due June 15, 2011 for $225.6 million (which were assumed by CBRE in connection with the 2001 Merger) and (vi) borrowings by CBRE under a new $325.0 million senior credit facility with CSFB and other lenders.

Following the 2001 Merger, the common stock of CBRE was delisted from the NYSE. CBRE also successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Subordinated Notes). The Subordinated Notes were purchased at $1,079.14 for each $1,000 principal amount of Subordinated Notes, which included a consent payment of $30.00 per $1,000 principal amount of Subordinated Notes. We also repaid the outstanding balance of CBRE’s existing revolving credit facility. We entered into the 2001 Merger in order to enhance the flexibility to operate CBRE’s existing businesses and to develop new ones.

5. Basis of Preparation

The accompanying consolidated balance sheets as of December 31, 2003 and 2002, and the consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2003 and 2002 and for the period from February 20 (inception) to December 31, 2001, reflect our consolidated balance sheets, results of operations, cash flows and stockholders’ equity from our company’s inception and also include the consolidated financial statements of CBRE from the date of the 2001 Merger, including all material adjustments required under the purchase method of accounting. For purposes of Regulation S-X, CBRE is considered our predecessor. As such, the historical financial statements of CBRE prior to the 2001 Merger are included in the accompanying consolidated financial statements, including the consolidated statements of operations, cash flows and stockholders’ equity for the period from January 1 to July 20, 2001 (the Predecessor financial statements). The Predecessor financial statements have not been adjusted to reflect our acquisition of CBRE. As such, our consolidated financial statements after the 2001 Merger are not directly comparable to the Predecessor financial statements prior to the 2001 Merger. Additionally, the accompanying consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations and cash flows for the year ended December 31, 2003 include the consolidated financial statements of Insignia from July 23, 2003, the date of the Insignia Acquisition, including all material adjustments required under the purchase method of accounting. As such, our consolidated financial statements after the Insignia Acquisition are not directly comparable to our financial statements prior to the Insignia Acquisition.

Unaudited pro forma results, assuming the Insignia Acquisition had occurred as of January 1, 2003 and 2002 for purposes of the 2003 and 2002 pro forma disclosures, respectively, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Insignia Acquisition as well as higher interest expense as a result of debt incurred to finance the Insignia Acquisition. These unaudited pro forma results do not purport to be indicative of what operating results

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would have been had the Insignia Acquisition occurred on January 1, 2003 or 2002, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2003	2002
	(Unaudited)
Revenue	$1,948,827	$1,744,162
Operating income	$33,217	$69,436
Net loss	$(47,438)	$(19,713)
Basic and diluted loss per share	$(2.10)	$(0.88)
Weighted average shares outstanding for basic and diluted loss per share	22,544,351	22,525,308

6. Restricted Cash

Included in the accompanying consolidated balance sheet as of December 31, 2003 is restricted cash of $14.9 million, which primarily consists of cash pledged to secure the guarantee of notes issued in connection with previous acquisitions by Insignia in the U.K. The acquisitions include the 1999 acquisition of St. Quintin Holdings Limited and the 1998 acquisition of Richard Ellis Group Limited.

7. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	December 31,
	2003	2002
Leasehold improvements	$48,741	$20,000
Furniture and equipment	162,157	116,268
Equipment under capital leases	12,820	13,925

	223,718	150,193
Accumulated depreciation	(110,149)	(83,559)

Property and equipment, net	$113,569	$66,634

Depreciation expense was $28.3 million for the year ended December 31, 2003, $20.8 million for the year ended December 31, 2002, $9.1 million for the period from February 20 (inception) to December 31, 2001 and $12.6 million for the period from January 1 to July 20, 2001.

8. Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests on an annual basis, at a minimum, or whenever events or circumstances occur indicating that those assets might be impaired. We adopted the non-amortization provisions of SFAS No. 142 on July 20, 2001, the effective date of the 2001 Merger. The following table presents the impact of SFAS No. 142 on, our net (loss) income and net (loss) earnings per share had the standard been in effect for the period from January 1 to July 20, 2001 (dollars in thousands, except share data):

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Reported net (loss) income	$(34,704)	$18,727	$17,426	$(34,020)
Add back amortization of goodwill, net of taxes	—	—	—	7,701

Adjusted net (loss) income	$(34,704)	$18,727	$17,426	$(26,319)

Basic (loss) earnings per share:
Reported (loss) earnings per share	$(1.89)	$1.25	$2.22	$(1.60)
Add back goodwill amortization per share	—	—	—	0.36

Adjusted basic (loss) earnings per share	$(1.89)	$1.25	$2.22	$(1.24)

Diluted (loss) earnings per share:
Reported (loss) earnings per share	$(1.89)	$1.23	$2.20	$(1.60)
Add back goodwill amortization per share	—	—	—	0.36

Adjusted diluted (loss) earnings per share	$(1.89)	$1.23	$2.20	$(1.24)

The preliminary purchase accounting adjustments associated with the Insignia Acquisition have been recorded in the accompanying consolidated financial statements. We are in the process of finalizing the fair value of all assets acquired and liabilities assumed as of July 23, 2003, the effective date of the Insignia Acquisition (See Note 3 for additional information). The following table summarizes the estimated goodwill allocated to our operating segments in connection with the Insignia Acquisition as well as other changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2002	$510,188	$96,637	$2,718	$609,543
Purchase accounting adjustments related to acquisitions	15,321	5,809	688	21,818
Reclassed (to)from intangibles assets	(57,841)	3,617	—	(54,224)

Balance at December 31, 2002	467,668	106,063	3,406	577,137
Purchase accounting adjustments related to acquisitions	130,771	111,043	607	242,421

Balance at December 31, 2003	$598,439	$217,106	$4,013	$819,558

Other intangible assets totaled $131.7 million and $91.1 million, net of accumulated amortization of $73.5 million and $7.7 million, as of December 31, 2003 and 2002, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		—

Total	$83,526		$63,700

Amortizable intangible assets
Backlog	$72,503	$(59,108)	$—	$—
Management contracts	25,649	(9,708)	18,887	(5,605)
Loan servicing rights	17,694	(3,812)	16,234	(2,134)
Other	5,808	(821)	—	—

Total	$121,654	$(73,449)	$35,121	$(7,739)

In accordance with SFAS No. 141, “Business Combinations,” trademarks of $63.7 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represents the Richard Ellis trade name in the U.K. that was owned by Insignia prior to the Insignia Acquisition. Both the trademarks and the trade name have indefinite useful lives and accordingly are not being amortized.

Backlog represents the fair value of Insignia’s net revenue backlog as of July 23, 2003, which was acquired as part of the Insignia Acquisition. The backlog consists of the net commissions receivable on Insignia’s revenue producing transactions,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which were at various stages of completion prior to the Insignia Acquisition. This intangible asset is being amortized as cash is received or upon final closing of these pending transactions.

Management contracts are primarily comprised of property management contracts in the U.S., the U.K., France and other European operations, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over estimated useful lives of up to ten years.

Loan servicing rights represent the fair value of servicing assets in our mortgage banking line of business in the U.S., the majority of which were acquired as part of the 2001 Merger. The loan servicing rights are being amortized over estimated useful lives of up to ten years.

Other amortizable intangible assets represent other intangible assets acquired as a result of the Insignia Acquisition, including an intangible asset recognized for other non-contractual revenue acquired in the U.S. as well as franchise agreements and a trade name in France. These other intangible assets are being amortized over estimated useful lives of up to 20 years.

Amortization expense related to intangible assets was $64.3 million for the year ended December 31, 2003, $3.8 million for the year ended December 31, 2002, $3.1 million for the period from February 20 (inception) to December 31, 2001 and $13.1 million for the period from January 1 to July 20, 2001. The estimated amortization expense for the five years ending December 31, 2008 approximates $20.3 million, $6.5 million, $5.1 million, $4.2 million and $3.4 million, respectively.

9. Investments in and Advances to Unconsolidated Subsidiaries

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2003	2002
Current assets	$208,743	$127,635
Noncurrent assets	$2,040,138	$1,552,546
Current liabilities	$154,778	$108,463
Noncurrent liabilities	$969,993	$664,241
Minority interest	$4,600	$3,938

Condensed Statements of Operations Information:

	Year Ended December 31,
	2003	2002	2001
Net revenue	$450,542	$349,121	$286,138
Income from operations	$111,585	$78,171	$60,259
Net income	$174,629	$81,498	$30,098

Included in other current assets in the accompanying consolidated balance sheet was a note receivable from our equity investment in Investor 1031, L.L.C. in the amount of $1.2 million as of December 31, 2002. This note was issued on June 20, 2002, bore interest at 20.0% per annum and was due for repayment on July 15, 2003. This note and related interest were paid in full during the second quarter of 2003.

Our investment management business involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage, appraisal and other professional services to these equity investees and earned revenues from these co-investments of $21.6 million, $22.4 million and $15.4 million during the years ended December 31, 2003, 2002 and 2001, respectively.

In March 2001, our wholly owned subsidiary, CB Richard Ellis Investors, L.L.C. (CBRE Investors), entered into a joint venture, Global Innovation Partners, with CalPERS. This joint venture targets real estate and private equity investments and expected opportunities created by the convergence of technology and real estate. The managing member of the joint venture is 50% owned by one of our subsidiaries. In connection with formation of the joint venture, CBRE Investors, CalPERS and some of our employees entered into an aggregate of $526.0 million of capital commitments to Global Innovations Partners, of which CalPERS committed an aggregate of $500.0 million.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Other Assets

The following table summarizes the items included in other assets (dollars in thousands):

	December 31,
	2003	2002
Property held for sale	$50,615	$45,883
Deferred financing costs, net	29,898	20,467
Employee loans (1)	17,622	4,089
Property investments held pursuant to the Island Purchase Agreement (2)	7,457	—
Cost investments	7,096	6,524
Long-term trade receivables, net	6,542	1,128
Notes receivable	5,640	4,943
Deposits	4,621	8,714
Miscellaneous	3,221	2,109

Total	$132,712	$93,857

(1)	See Note 22 for additional information.
(2)	Represents property investments held for the benefit of Island Fund pursuant to the Island Purchase Agreement pending the receipt of third party consents (see Note 3 for additional information).

11. Employee Benefit Plans

Stock Incentive Plans and Warrants.

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and our stockholders on June 7, 2001. The stock incentive plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. A total of 6,500,000 shares of Class A common stock have been reserved for issuance under the stock incentive plan, and 3,499,466 shares remained available for future issuance as of December 31, 2003. The number of shares issued or reserved pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. Class A common stock covered by awards that expire, terminate or lapse will again be available for option or grant under the stock incentive plan. No award may be granted under the stock incentive plan after June 7, 2011, but awards granted prior to June 7, 2011 may extend beyond that date. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

In connection with the 2001 Merger, we offered and sold shares of our Class A common stock to certain of our employees that were designated by our board of directors in consultation with Ray Wirta, our Chief Executive Officer, and Brett White, our President. If each of these designated employees subscribed for a specified number of shares that was determined by our board of directors, they were then entitled to receive a grant of options to acquire our Class A common stock. As part of the 2001 Merger, we issued and sold 423,223 shares of our Class A common stock and granted 1,520,207 options to acquire our Class A common stock at an exercise price of $16.00 per share and a term of ten years. These options vest and are exercisable in 20% annual increments over a five-year period ending on July 20, 2006.

On September 16, 2003, we issued to employees 876,000 options to acquire our Class A common stock at an exercise price of $16.00 per share and a term of ten years. These options vest and are exercisable in 20% annual increments over a five-year period ending September 16, 2008.

Since the 2001 Merger, there have been instances where employees have forfeited their options as a result of the termination of their employment with our company. In these instances, we have generally issued individual grants to replacement hires made as well as to retain certain key employees. Additionally, individual grants of options and issuances and sales of shares of Class A common stock have been made from time to time to key new hires. As of December 31, 2003, a total of 88,750 shares of our Class A common stock had been issued and sold and 305,802 options to acquire our Class A common stock had been granted to individuals under the instances described above since the 2001 Merger. These options have exercise prices of $16.00 per share, terms of ten years and vest and are exercisable in 20% annual increments over various five-year periods through November 2008.

        Warrants. Pursuant to an agreement entered into in connection with the 2001 Merger, we issued to FSEP III and FSEP International warrants to acquire 255,477 shares of our Class B common stock at an exercise price of $30.00 per share in exchange for the cancellation of previously outstanding warrants to acquire 364,884 shares of CBRE common stock. Subject to limited exceptions, these warrants do not vest until August 26, 2007, expire on August 27, 2007 and will become fully vested and exercisable upon a change in control of our company.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Plans and Warrants of CBRE, our Predecessor. The options and warrants outstanding prior to the 2001 Merger were issued in connection with various acquisitions and employee stock-based compensation plans and had exercise prices that ranged from $10.00 to $36.75 with vesting periods that ranged up to 5 years and expired at various dates through August 2010.

At the effective time of the 2001 Merger, each holder of an option to acquire CBRE’s common stock, whether or not vested, had the right to receive, in consideration for the cancellation of his or her options, an amount per share of common stock equal to the greater of (i) the amount by which $16.00 exceeded the exercise price of the option, if any, or (ii) $1.00, reduced in each case by applicable withholding taxes. Warrants to acquire 84,988 shares of CBRE beneficially owned by Ray Wirta and one of the other members of the CBRE board of directors prior to the 2001 Merger were cancelled in exchange for a cash payment of $1.00 per share of common stock underlying the warrants. Warrants held by non-employees, other than FS Equity Partners III, L.P. and FS Equity Partners International, L.P. who received warrants to acquire shares of CBRE’s Class B common stock, were cancelled and no payments were made to such shareholders. As of December 31, 2001, there were no options or warrants outstanding to acquire CBRE’s stock.

A summary of the status of our option plans and warrants, as well as our Predecessor ‘s, is presented in the tables below:

	CB Richard Ellis Group
	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at February 20, 2001 (Inception)	—	$—
Granted	1,775,684	18.01
Forfeited	(17,186)	16.00

Outstanding at December 31, 2001	1,758,498	18.03	—	—

Granted	123,873	16.00
Forfeited	(175,295)	16.00

Outstanding at December 31, 2002	1,707,076	18.10	277,575	$16.00

Granted	1,057,929	16.00
Forfeited	(20,967)	16.00

Outstanding at December 31, 2003	2,744,038	$18.10	552,427	$16.00

	Predecessor Company
	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,340,010	$21.25	1,824,665	$23.90
Exercised	(86,521)	12.89
Forfeited/Expired	(93,370)	20.27
Paid and/or cancelled as a result of the 2001 Merger	(3,160,119)	21.50

Outstanding at July 20, 2001	—	$—

Option plans and warrants outstanding at December 31, 2003 and their related weighted average exercise price and life information is presented below:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	2,488,561	8.49	$16.00	552,427	$16.00
$30.00	255,477	3.66	30.00	—	—

	2,744,038		$17.30	552,427	$16.00

Deferred Compensation Plan. Our deferred compensation plan (the DCP) historically has permitted a select group of management employees, as well as other highly compensated employees, to elect, immediately prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credited to one or more of several funds in the DCP. The DCP permits participants to elect in-service distributions, which may not begin less than three years following the election and post-employment distributions. There is limited flexibility to change distribution elections once made. A participant may elect to receive a distribution of his or her vested accounts at any time subject to a charge equal to 7.5% of the amount to be distributed. The investment alternatives available to participants in connection with their deferrals include two interest index funds and an insurance fund in which gains or losses on deferrals are measured by one or more of approximately 30 mutual funds. In addition, prior to the 2001 Merger, participants were entitled to invest their deferrals in stock fund units that entitled the participants to receive future distributions of shares of CBRE common stock, which stock fund units now represent the right to receive future distributions of shares of our common stock.

Each stock fund unit that was unvested prior to the 2001 Merger remained in participants’ accounts, but after the 2001 Merger was converted to the right to receive one share of our Class A common stock. These unvested stock fund units have been accounted for as a deferred compensation asset and are being amortized as compensation expense over the remaining vesting period for such stock fund units in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” with $1.8 million charged to compensation expense for the years ended December 31, 2003 and 2002, and $0.9 million charged to compensation expense for the period from February 20 (inception) to December 31, 2001. The accompanying consolidated balance sheets include the unamortized balances totaling $1.4 million and $1.9 million in other current assets as of December 31, 2003 and 2002, respectively, and $1.4 million in other assets as of December 31, 2002. Subsequent to the 2001 Merger, no new deferrals have been allowed in stock fund units.

In 2001, we announced a match for the Plan Year 2000, effective July 2001, in the amount of $8.0 million to be invested in an interest bearing account on behalf of participants. The 2000 Company Match vests at 20% per year and will be fully vested by December 2005. The related compensation expense is being amortized over the vesting period. The amounts charged to expense for the 2000 Company match were $1.7 million for the years ended December 31, 2003 and 2002, $0.7 million for the period from February 20 (inception) to December 31, 2001 and $0.2 million for the period from January 1 to July 20, 2001.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability of $138.0 million and $106.3 million at December 31, 2003 and 2002, respectively, and the assets (in the form of insurance) set aside to cover the liability of $76.4 million and $63.6 million as of December 31, 2003 and 2002, respectively. In addition, our stock fund unit deferrals included in additional paid-in capital totaled $18.1 million and $18.2 million at December 31, 2003 and 2002, respectively.

Early in the fourth quarter of 2003, we announced that effective January 1, 2004, we will close the DCP to new participants. Currently, the DCP is accepting compensation deferrals from participants who have a balance, meet the eligibility requirements and elect to participate, up to a maximum annual contribution amount of $250,000 per participant. We are currently reviewing the future status of this plan.

Stock Purchase Plans. Prior to the 2001 Merger, CBRE had restricted stock purchase plans covering select key executives including senior management. A total of 500,000 and 550,000 shares of common stock were reserved for issuance under CBRE’s 1999 and 1996 Equity Incentive Plans, respectively. The shares were issued to senior executives for a purchase price equal to the greater of $18.00 and $10.00 per share or fair market value, respectively. The purchase price for these shares was paid either in cash or by delivery of a full recourse promissory note. All promissory notes related to the 1999 Equity Incentive Plan were repaid as part of the 2001 Merger. The majority of the notes related to the 1996 Equity Incentive Plan were also repaid, with the remaining unpaid outstanding balance of $0.6 million as of December 31, 2003 and 2002, included in notes receivable from sale of stock in the accompanying consolidated statements of stockholders’ equity. As part of the 2001 Merger, the CBRE shares related to these outstanding promissory notes were exchanged for shares of our Class B common stock.

Bonuses. We have bonus programs covering select key employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $51.8 million for the year ended December 31, 2003, $40.2 million for the year ended December 31, 2002, $18.0 million for the period from February 20 (inception) to December 31, 2001 and $16.5 million for the period from January 1 to July 20, 2001.

401(k) Plans. Our CB Richard Ellis 401(k) Plan (401(k) Plan) is defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code. Generally, our U.S. employees are eligible to participate in the plan if the employee is at least 21 years old. The 401 (k) Plan provides for participant contributions as well as discretionary employer contributions. A participant is allowed to contribute to the 401 (k) Plan from 1% to 15%, in whole percentages, of his or her compensation, subject to limits imposed by the U.S. Internal Revenue Code. Each year, we determine the amount of employer contributions, if any, we will contribute to the 401 (k) Plan based on the performance and profitability of our consolidated U.S. operations. Our contributions for the year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant’s pre-tax contributions for that year, up to 5% of the participant’s compensation. In connection

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the 401 (k) Plan, we incurred $2.2 million for the year ended December 31, 2003, no expense for the year ended December 31, 2002, $0.8 million for the period from February 20 (inception) to December 31, 2001 and no expense for the period from January 1 to July 20, 2001.

In connection with the 2001 Merger, each share of common stock of CBRE formerly held by the 401(k) Plan and credited to participant accounts was exchanged for $16.00 in cash. In addition, the 401(k) Plan was amended to eliminate the common stock of CBRE as an investment option within the 401(k) Plan after July 20, 2001. The cash received for the shares of CBRE common stock was available for reinvestment in one or more of the investment alternatives available within the 401(k) Plan in accordance with the terms of the plan, including a new company stock fund in which employees could invest on a one-time basis in our Class A shares of common stock. Subsequent to the 2001 Merger, participants are no longer entitled to purchase additional shares of our Class A or Class B common stock for allocation to their account balances.

In connection with the Insignia Acquisition, we assumed Insignia’s existing 401(k) Retirement Savings Plan (Insignia 401(k) Plan) and its 401(k) Restoration Plan.

The Insignia 401(k) Plan covered substantially all Insignia employees in the U.S. Insignia made contributions equal to 25% of the employees’ contributions up to a maximum of 6% of the employees’ compensation and participants fully vested in employees’ contributions after five years. Insignia’s contribution was discontinued effective July 23, 2003. Upon the close of the Insignia Acquisition, participants in the Insignia 401(k) Plan were required, instead, to join our 401(k) Plan. Currently, only loan payments are being accepted into the former Insignia 401(k) Plan until we receive IRS approval to terminate the plan and transfer plan balances into our 401(k) Plan.

The 401(k) Restoration Plan allowed designated executives of Insignia and certain participating affiliated employees in the Insignia 401(k) Plan to defer the receipt of a portion of their compensation in excess of the amount of compensation that was permitted to be contributed to the Insignia 401(k) Plan. This plan ceased to accept deferrals on July 23, 2003.

Pension Plans. The London-based firm of Hillier Parker May & Rowden, which we acquired in 1998, had a contributory defined benefit pension plan. A subsidiary of Insignia, which we acquired in connection with the Insignia Acquisition in 2003, had a contributory defined benefit pension plan in the U.K. Our subsidiaries based in the U.K. maintain these plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Pension expense totaled $7.8 million for the year ended December 31, 2003, $3.6 million for the year ended December 31, 2002, $1.4 million for the period February 20 (inception) to December 31, 2001, and $0.9 million for the period from January 1 to July 20, 2001.

The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for our defined benefit pension plans (in thousands):

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2003	2002
Change in benefit obligation
Benefit obligation at beginning of period	$96,734	$74,418
Service cost	6,248	5,578
Interest cost	7,573	4,764
Actuarial loss	7,472	3,997
Insignia Acquisition	64,392	—
Benefits paid, net of plan participants’ contributions	(1,942)	(713)
Foreign currency translation	19,709	8,690

Benefit obligation at end of period	$200,186	$96,734

Change in plan assets
Fair value of plan assets at beginning of period	$76,430	$80,950
Actual return on plan assets	18,317	(13,777)
Company contributions	2,850	2,299
Insignia Acquisition	45,295	—
Benefits paid, net of plan participants’ contributions	(1,942)	(713)
Foreign currency translation	15,008	7,671

Fair value of plan assets at end of period	$155,958	$76,430

Funded status	$(44,228)	$(20,304)
Unrecognized net actuarial loss	29,331	33,350
Company contributions in the post-measurement period	485	530

Net amount recognized	$(14,412)	$13,576

Net amount recognized in the consolidated balance sheets
Accrued benefit liability	$(35,998)	$(10,766)
Accumulated other comprehensive loss	21,586	24,342

	$(14,412)	$13,576

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2003	2002
Discount rate	5.60%	5.60%
Expected return on plan assets	7.90%	8.20%
Rate of compensation increase	4.40%	4.30%

Weighted average assumptions used to determine our net periodic pension cost were as follows:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Discount rate	5.56%	6.00%	6.00%	6.00%
Expected return on plan assets	7.88%	8.00%	7.50%	7.75%
Rate of compensation increase	4.24%	4.50%	4.75%	5.00%

Net periodic pension cost consisted of the following (in thousands):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Service cost	$6,248	$5,578	$2,325	$2,875
Interest cost	7,573	4,764	2,059	2,316
Expected return on plan assets	(8,023)	(6,767)	(2,945)	(4,257)
Amortization of unrecognized net gain	2,024	—	—	—

Net periodic pension cost	$7,822	$3,575	$1,439	$934

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Debt

Total debt consists of the following (dollars in thousands):

	December 31,
	2003	2002
Long-Term Debt:
Senior secured term loans, with interest ranging from 4.40% to 7.50%, due from 2003 through 2008	$297,500	$220,975
11¼% Senior Subordinated Notes, net of unamortized discount of $2.8 million and $3.1 million at December 31, 2003 and 2002, respectively, due in 2011	226,173	225,943
9¾% Senior Notes due in 2010	200,000	—
16% Senior Notes, net of unamortized discount of $2.8 million and $5.1 million at December 31, 2003 and 2002, respectively, due in 2011	35,472	61,863
Non-recourse mortgage debt related to property held for sale with interest at one-month Yen LIBOR plus 3.50% and a maturity date of July 31, 2008	41,753	—
Capital lease obligations, mainly for automobiles and telephone equipment, with interest ranging from 6.50% to 9.74%, due through 2007	259	763
Other	1,548	171

Subtotal	802,705	509,715
Less current maturities of long-term debt	11,285	10,711

Total long-term debt	791,420	499,004

Short-Term Borrowings:
Warehouse Line of Credit, with interest at 1.00% over the Residential Funding Corporation base rate with a maturity date of August 31, 2004	230,790	63,140
Non-recourse mortgage debt related to property held for sale with interest at one-month Yen LIBOR plus 3.50% and a maturity date of June 18, 2003	—	40,005
Insignia acquisition loan notes, with interest ranging from 1.53% to 3.00%, due on demand	12,191	—
Westmark Senior Notes, with interest ranging from 4.40% to 9.00%, due on demand	12,129	12,129
Euro cash pool loan, with interest at 2.50% over the applicable HSBC base rate and no stated maturity date	11,517	7,904
Other	3,510	16

Total short-term borrowings	270,137	123,194
Add current maturities of long-term debt	11,285	10,711

Total current debt	281,422	133,905

Total debt	$1,072,842	$632,909

Future annual aggregate maturities of total consolidated debt at December 31, 2003 are as follows (dollars in thousands): 2004—$281,422; 2005—$10,367; 2006—$10,017; 2007—$10,017; 2008 —$299,270; and $461,749 thereafter.

In connection with the 2001 Merger, we entered into a credit agreement (the Credit Facility) with CSFB and other lenders. In connection with the Insignia Acquisition, we entered into an amended and restated credit agreement with CSFB and other lenders. On October 14, 2003, we refinanced all of the outstanding loans under that agreement. As part of this refinancing, we entered into a new amended and restated credit agreement. The prior credit facilities were, and the current amended and restated credit facilities continue to be, jointly and severally guaranteed by us and each of our domestic subsidiaries and are secured by a pledge of substantially all of our assets.

The Credit Facility entered into in connection with the 2001 Merger included the following: (1) a Tranche A term facility of $50.0 million maturing on July 20, 2007, which was fully drawn in connection with the 2001 Merger; (2) a Tranche B term facility of $185.0 million maturing on July 18, 2008, which was fully drawn in connection with the 2001 Merger; and (3) a revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. Borrowings under the Tranche A term facility and revolving facility bore interest at varying rates based on our option, at either the applicable LIBOR rate plus 2.50% to 3.25% or the alternate base rate plus 1.50% to 2.25%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA, which was defined in the credit agreement. The alternate base rate is higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. Borrowings under the Tranche B term facility bore interest at varying rates based on our option at either the applicable LIBOR rate plus 3.75% or the alternate base rate plus 2.75%.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amended and restated credit facilities entered into in connection with the Insignia Acquisition included the following: (1) a Tranche A term facility of $50.0 million maturing on July 20, 2007; (2) a Tranche B term facility of $260.0 million maturing on July 18, 2008, $75.0 million of which was drawn in connection with the Insignia Acquisition; and (3) a revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. After the amendment and restatement in connection with the Insignia Acquisition, borrowings under the Tranche A term facility and revolving facility bore interest at varying rates based on our option, at either the applicable LIBOR rate plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA, which is defined in the amended and restated credit agreement. After the amendment and restatement in connection with the Insignia Acquisition, borrowings under the Tranche B term facility bore interest at varying rates based on our option at either the applicable LIBOR plus 4.25% or the alternate base rate plus 3.25%.

In connection with the October 14, 2003 refinancing of our credit facilities and the signing of a new amended and restated credit agreement, the former Tranche A term facility and Tranche B term facility were combined into a new single term loan facility. The new term loan facility, of which $300.0 million was drawn on October 14, 2003, requires quarterly principal payments of $2.5 million through September 30, 2008 and matures on December 31, 2008. Borrowings under the new term loan facility bear interest at varying rates based on our option at either LIBOR plus 3.25% or the alternate base rate plus 2.25%. The maturity date and interest rate for borrowings under the revolving credit facility remain unchanged in the new amended and restated credit agreement. The revolving line of credit requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by us. We repaid our revolving credit facility as of July 23, 2003 and November 5, 2002, and at December 31, 2003 and 2002, we had no revolving line of credit principal outstanding. At December 31, 2003, we had an aggregate of $10.8 million in letters of credit outstanding under the revolving credit facility, which reduces the amount we may borrow under the revolving credit facility. The total amounts outstanding under the senior secured credit facilities included in senior secured term loans and current maturities of long-term debt in the accompanying consolidated balance sheets were $297.5 million and $221.0 million as of December 31, 2003 and 2002, respectively.

On May 22, 2003, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% Senior Notes due May 15, 2010 The proceeds of this issuance were placed in escrow pending the completion of the Insignia Acquisition on July 23, 2003, on which date the proceeds were released from escrow in order to partially fund the acquisition. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% Senior Notes. The 9¾% Senior Notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% Senior Notes are jointly and severally guaranteed on a senior basis by us and substantially all our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% Senior Notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we may redeem up to 35.0% of the originally issued amount of the 9¾% Senior Notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 9¾% Senior Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% Senior Notes included in the accompanying consolidated balance sheet was $200.0 million as of December 31, 2003.

In order to partially finance the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11¼% Senior Subordinated Notes due June 15, 2011 for approximately $225.6 million, net of discount, on June 7, 2001. CBRE assumed all obligations with respect to the 11¼% Senior Subordinated Notes in connection with the 2001 Merger on July 20, 2001. The 11¼% Senior Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% Senior Subordinated Notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we may redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 11¼% Senior Subordinated Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11¼% Senior Subordinated Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.2 million and $225.9 million as of December 31, 2003 and 2002, respectively.

Also in connection with the 2001 Merger, we issued $65.0 million in aggregate principal amount of 16% Senior Notes due July 20, 2011. The 16% Senior Notes are unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrues at a rate of 16% per year and is payable quarterly in arrears. Interest may be paid in kind to the extent our ability to pay cash dividends is restricted by the terms of our amended and restated credit agreement. Additionally, interest in excess of 12.0% may, at our option, be paid in kind through July 2006. We elected to pay in kind interest in excess of 12.0% or 4.0%, that was payable on April 20, 2002,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 20, 2002, October 20, 2002, January 20, 2003 and April 20, 2003. The 16% Senior Notes are redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. On October 27, 2003 and December 29, 2003, we redeemed $20.0 million and $10.0 million, respectively, in aggregate principal amount of the 16% Senior Notes and paid $2.9 million of premiums in connection with these redemptions. In the event of a change in control, we are obligated to make an offer to purchase all of the outstanding 16% Senior Notes at 101.0% of par. The amount of the 16% Senior Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $35.5 million and $61.9 million as of December 31, 2003 and 2002, respectively.

The 16% Senior Notes are solely our obligation to repay. CBRE has neither guaranteed nor pledged any of its assets as collateral for the 16% Senior Notes and is not obligated to provide cash flow to us for repayment of these 16% Senior Notes. However, we have no substantive assets or operations other than our investment in CBRE to meet any required principal and interest payments on the 16% Senior Notes. We will depend on CBRE’s cash flows to fund principal and interest payments as they come due.

Our amended and restated credit agreement and the indentures governing our 9¾% Senior Notes, our 11¼% Senior Subordinated Notes and our 16% Senior Notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The amendment and restatement of the credit agreement modified the financial covenant ratios to provide a greater degree of flexibility than the prior credit agreement. The amended and restated credit agreement requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The credit agreement required, and after the amendment and restatement continues to require, us to pay a facility fee based on the total amount of the unused commitment.

During 2001, a joint venture that we consolidate incurred $37.2 million of non-recourse mortgage debt secured by a real estate investment. During the third quarter of 2003, the maturity date on this non-recourse debt was extended to July 31, 2008. In our accompanying consolidated balance sheets, this debt comprised $41.8 million of our other long-term debt at December 31, 2003 and $40.0 million of our other short-term borrowings at December 31, 2002. Additionally, during the third quarter of 2003, this joint venture incurred an additional $1.9 million of non-recourse mortgage debt with a maturity date of June 15, 2004. At December 31, 2003, $2.0 million of this non-recourse debt is included in short-term borrowings in the accompanying consolidated balance sheet.

We had short-term borrowings of $270.1 million and $123.2 million with related average interest rates of 2.7% and 4.3% as of December 31, 2003 and 2002, respectively.

One of our subsidiaries has a credit agreement with Residential Funding Corporation (RFC) for the purpose of funding mortgage loans that will be resold. On December 16, 2002, we entered into a Third Amended and Restated Warehousing Credit and Security Agreement effective December 20, 2002. The agreement provided for a revolving warehouse line of credit of $200.0 million, bore interest at the lower of one-month LIBOR or 2.0% (RFC Base Rate) plus 1.0% and expired on August 31, 2003. On June 25, 2003, the agreement was modified to provide a temporary revolving line of credit increase of $200.0 million that resulted in a total line of credit equaling $400.0 million, which expired on August 30, 2003 and changed the RFC Base Rate to one-month LIBOR. By amendment on August 29, 2003, the expiration date of the agreement was extended to September 25, 2003. On September 26, 2003, we entered into a Fourth Amended and Restated Warehousing Credit and Security Agreement. The agreement provides for a revolving line of credit of up to $200.0 million, bears interest at one-month LIBOR plus 1.0% and expires on August 31, 2004. By amendment on November 14, 2003, the agreement was further modified to provide a revolving line of credit increase of $50.0 million that resulted in a total line of credit equaling $250.0 million.

During the years ended December 31, 2003 and 2002, respectively, we had a maximum of $272.5 million and $309.0 million revolving line of credit principal outstanding with RFC. At December 31, 2003 and 2002, respectively, we had a $230.8 million and a $63.1 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had a $230.8 million and a $63.1 million warehouse receivable, representing mortgage loans funded through the line of credit that had not been purchased as of December 31, 2003 and 2002, respectively, which are also included in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued acquisition loan notes in connection with previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. At December 31, 2003, $12.2 million of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheet.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our acquisition of Westmark Realty Advisors in 1995, one of our subsidiaries issued approximately $20.0 million in aggregate principal amount of Senior Notes (Westmark Senior Notes). The Westmark Senior Notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2003. The Westmark Senior Notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark Senior Notes bore interest at 9.0%. On January 1, 2003 the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our credit agreement. On January 1, 2005, the interest rate on all of the other Westmark Senior Notes will be adjusted to equal the interest rate then in effect with respect to amounts outstanding under our credit agreement. The amount of the Westmark Senior Notes included in short-term borrowings in the accompanying consolidated balance sheets was $12.1 million as of December 31, 2003 and 2002.

Our subsidiaries in Europe have had a Euro cash pool loan since 2001. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by the bank plus 2.5%. The amount of the Euro cash pool loan included in short-term borrowings in the accompanying consolidated balance sheets was $11.5 million and $7.9 million as of December 31, 2003 and 2002, respectively.

One of our subsidiaries has a credit agreement with JP Morgan Chase. The credit agreement provides for a revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank ‘s cost of funds and expires on May 28, 2004. At December 31, 2003 and 2002, no amounts were outstanding under this line of credit.

In connection with the Insignia Acquisition, on July 23, 2003, we immediately repaid Insignia’s outstanding revolving credit facility of $28.0 million and subordinated credit facility of $15.0 million.

13. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2003 (dollars in thousands):

2004	$96,123
2005	89,961
2006	77,203
2007	69,539
2008	64,555
Thereafter	312,881

Total minimum payments required	$710,262

The total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $4.7 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Minimum rentals	$81,361	$68,711	$27,203	$32,831
Less sublease rentals	(2,134)	(1,157)	(500)	(551)

	$79,227	$67,554	$26,703	$32,280

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the sale of real estate investment assets by Insignia to Island on July 23, 2003 (See Note 3), Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of December 31, 2003, an aggregate of approximately $10.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island.

One of our subsidiaries previously executed an agreement with Fannie Mae to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and we retained the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $98.6 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $1.0 million. The other 1% is covered in the form of a guarantee to Fannie Mae.

We had outstanding letters of credit totaling $22.6 million as of December 31, 2003, excluding letters of credit related to our outstanding indebtedness. Approximately $10.8 million of these letters of credit secure certain office leases and are outstanding pursuant to the revolving credit facility under our amended and restated credit agreement. An additional $10.8 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above and are outstanding pursuant to a reimbursement agreement with the Bank of Nova Scotia. Under this agreement, we may issue up to a maximum of approximately $11.0 million of letters of credit outstanding at any one time and the outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The remaining outstanding letters of credit have been issued pursuant to a credit agreement with Wells Fargo Bank for the Fannie Mae letter of credit described above. The outstanding letters of credit as of December 31, 2003 expire at varying dates through August 31, 2004. However, we are obligated to renew the letters of credit related to the revolving credit facility until 2023, the letters of credit related to the Island Purchase Agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $10.6 million as of December 31, 2003, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae discussed above. Generally, the guarantees remain outstanding until certain conditions have been satisfied.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2003, we had committed $26.6 million to fund future co-investments.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes

Our tax (benefit) provision consisted of the following (in thousands):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Federal:
Current	$(5,335)	$10,204	$11,747	$—
Deferred	(6,637)	6,232	(3,252)	(911)
Change in valuation allowances	—	—	796	—

	(11,972)	16,436	9,291	(911)
State:
Current	—	1,824	3,173	1,600
Deferred	(1,613)	378	(494)	(658)

	(1,613)	2,202	2,679	942
Foreign:
Current	6,642	12,920	10,137	1,079
Deferred	667	(1,452)	(4,091)	—

	7,309	11,468	6,046	1,079

	$(6,276)	$30,106	$18,016	$1,110

The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to our effective tax rate on income from operations:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Federal statutory tax rate	(35)%	35%	35%	(35)%
Permanent differences	1	15	5	25
State taxes, net of federal benefit	(3)	3	5	2
Taxes on foreign income which differ from the U.S. statutory rate	21	9	4	11
State NOLs not benefited	1	—	—	—
Change in valuation allowances	—	—	2	—

Effective tax rate	(15)%	62%	51%	3%

The domestic component of (loss) income before (benefit) provision for income taxes included in the accompanying consolidated statements of operations was $(31.6) million for the year ended December 31, 2003, $32.3 million for the year ended December 31, 2002, $22.6 million for the period from February 20 (inception) to December 31, 2001 and $(21.5) million for the period from January 1 to July 20, 2001. The international component of (loss) income before (benefit) provision for income taxes was $(9.4) million for the year ended December 31, 2003, $16.5 million for the year ended December 31, 2002, $12.8 million for the period from February 20 (inception) to December 31, 2001 and $(11.4) million for the period from January 1 through July 20, 2001.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative tax effects of temporary differences are shown below at December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
Asset (Liability)
Property and equipment	$6,738	$10,960
Bad debts and other reserves	(17,768)	(14,228)
Capitalized costs and intangibles	(4,113)	(7,003)
Bonus, unexercised restricted stock, deferred compensation	80,048	57,780
Investment	5,622	4,189
Net operating loss (NOL), alternative minimum tax credit and charitable contribution carryforwards	36,200	5
Unconsolidated affiliates	5,266	5,283
Pension obligation	14,492	7,303
Acquisitions	3,237	—
All other	18,892	4,702

Net deferred tax assets before valuation allowances	148,614	68,991
Valuation allowances	(58,754)	(13,892)

Net deferred tax assets	$89,860	$55,099

Total deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 were as follows (in thousands):

	December 31,
	2003	2002
Total deferred tax assets	$213,164	$103,302
Deferred tax asset valuation allowances	(58,754)	(13,892)

	154,410	89,410
Total deferred tax liabilities	(64,550)	(34,311)

Net deferred tax assets	$89,860	$55,099

As a result of the Insignia Acquisition and the current year’s tax loss, at December 31, 2003, we had U.S. federal NOL carryforwards of approximately $67.7 million, translating to a deferred tax asset before valuation allowance of $23.7 million. Approximately $3.8 million of these NOLs begin to expire in 2010 and the remainder begins to expire in 2019. There were also deferred tax assets of approximately $9.8 million related to state NOLs. The utilization of NOLs may be subject to certain limitations under U.S. federal and state laws.

Management determined that as of December 31, 2003, $58.8 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. The valuation allowance was recorded against deferred tax assets during the 2001 Merger and the Insignia Acquisition, with the offset to goodwill. Accordingly, any tax benefits subsequently recognized will reduce goodwill.

A deferred U.S. tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is our intent to permanently reinvest these earnings. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested in accordance with APB No. 23, “Accounting for Income Taxes—Special Areas,” aggregated $79.0 million at December 31, 2003. The determination of the tax liability upon repatriation is not practicable.

15. Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, including 75,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock, both with $0.01 par value per share. The holders of Class A common stock are entitled to one vote for each share. Holders of Class B common stock are entitled to ten votes for each share. There are no differences between the two classes of common stock other than the number of votes. The holders of Class A and Class B common stock shall share equally on a per-share basis all dividends and other cash, stock or property distributions.

Upon written request of any holder of Class B common stock, any shares will be automatically converted on a share-for-share basis into the same number of shares of Class A common stock. In addition, upon any transfer, sale or other disposition of shares of Class B common stock, other than transfers to certain permitted transferees, such shares shall be converted into shares of Class A common stock on a share-for-share basis. Also, upon completion of an underwritten public offering in which we become listed on a national securities exchange, all outstanding shares of Class B common stock shall automatically be converted into shares of Class A common stock on a share-for-share basis.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As long as Class B common stock is outstanding, if a holder of Class B common stock purchases any shares of Class A common stock, the holder may convert the Class A common shares on a share-for-share basis into the same number of shares of Class B common stock.

16. (Loss) Earnings Per Share Information

The following is a calculation of (loss) earnings per share (dollars in thousands, except share data):

	CB Richard Ellis Group									Predecessor Company
	Year Ended December 31,						Period From February 20 (inception) to December 31,			Period From January 1 to July 20,
	2003			2002			2001			2001
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(34,704)	18,373,118	$(1.89)	$18,727	15,025,308	$1.25	$17,426	7,845,004	$2.22	$(34,020)	21,306,584	($1.60)

Diluted (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(34,704)	18,373,118		$18,727	15,025,308		$17,426	7,845,004		$(34,020)	21,306,584
Dilutive effect of contingently issuable shares	—	—		—	196,803		—	64,793		—	—

Net (loss) income applicable to common stockholders	$(34,704)	18,373,118	$(1.89)	$18,727	15,222,111	$1.23	$17,426	7,909,797	$2.20	$(34,020)	21,306,584	($1.60)

The following items were not included in the computation of diluted (loss) earnings per share because their exercise price was at or above fair market value during such periods:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Stock options
Outstanding	2,488,561	1,451,599	1,503,021	2,562,150
Price ranges	$16.00	$16.00	$16.00	$0.38 - $36.75
Expiration ranges	7/20/11 - 11/5/13	7/20/11 - 7/31/12	7/20/11	6/8/04 - 8/31/10
Stock warrants
Outstanding	255,477	255,477	255,477	597,969
Price	$30.00	$30.00	$30.00	$30.00
Expiration date	8/27/07	8/27/07	8/27/07	8/28/04

All options and warrants for the year ended December 31, 2003 and for the period from January 1 to July 20, 2001 were anti-dilutive since we reported a net loss in these periods. Any assumed exercise of options or warrants would have been anti-dilutive as they would have resulted in a lower loss per share.

17. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $626.3 million and $414.6 million at December 31, 2003 and 2002, respectively.

18. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Value is defined as the amount at which an instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents: This balance includes cash and cash equivalents with maturities of less than three months. The carrying amount approximates fair value due to the short maturity of these instruments.

Short-Term Borrowings: The majority of this balance represents the warehouse line of credit. Due to their short-term maturities and variable interest rates, fair value approximates carrying value (See Note 12).

Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of the 11¼% Senior Subordinated Notes is $256.5 million and $208.4 million at December 31, 2003 and 2002, respectively. Their actual carrying value totaled $226.2 million and $225.9 million at December 31, 2003 and 2002, respectively (See Note 12).

9¾% Senior Notes: Based on dealers’ quotes, the estimated fair value of the 9 ¾% Senior Notes is $222.0 million at December 31, 2003. Their actual carrying value totaled $200.0 million at December 31, 2003 (See Note 12).

16% Senior Notes: There was no trading activity for the 16% Senior Notes, which are due in 2011. Their carrying value totaled $35.5 million and $61.9 million at December 31, 2003 and 2002, respectively (see Note 12).

Senior Secured Terms Loans & Other Long-Term Debt: Estimated fair values approximate respective carrying values because the majority of these instruments are based on variable interest rates (see Note 12).

19. Merger-Related and Other Nonrecurring Charges

We recorded merger-related charges of $36.8 million for the year ended December 31, 2003 in connection with the Insignia Acquisition. The charges consisted of the following (dollars in thousands):

	2003 Charge	Utilized to Date	To be Utilized
Lease termination costs	$15,805	$977	$14,828
Severance	7,042	7,042	—
Change of control payments	6,525	6,525	—
Consulting costs	2,738	2,738	—
Other	4,707	4,707	—

Total merger-related charges	$36,817	$21,989	$14,828

During the period from February 20 (inception) to December 31, 2001, we recorded nonrecurring pre-tax charges totaling $6.4 million, which mainly related to the write-off of e-business investments. During the period from January 1 to July 20, 2001, CBRE recorded merger-related and other nonrecurring charges of $22.1 million, which included merger-related costs incurred of $16.4 million, severance costs incurred of $2.8 million related to CBRE’s cost reduction program implemented in May 2001, as well as the write-off of an e-business investment of $2.9 million.

20. Guarantor and Nonguarantor Financial Statements

The 9¾% Senior Notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. In addition, the 11¼% Senior Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. See Note 12 for additional information on the 9¾% Senior Notes and the 11¼% Senior Subordinated Notes.

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2003 and 2002; condensed consolidating statements of operations for the years ended December 31, 2003 and 2002, the period from February 20 (inception) to December 31, 2001 and the period from January 1 to July 20, 2001, and condensed consolidating statements of cash flows for the years ended December 31, 2003 and 2002, the period from February 20 (inception) to December 31, 2001 and the period from January 1 to July 20, 2001 of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions. The preliminary purchase accounting adjustments associated with the Insignia Acquisition have been recorded in the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2003 reflects the allocation of goodwill based upon the estimated fair value of Insignia’s acquired reporting units (See Note 3 for additional information).

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,008	$17	$148,752	$12,104	$—	$163,881
Restricted cash	—	—	12,545	2,354	—	14,899
Receivables, less allowance for doubtful accounts	27	18	114,215	208,156	—	322,416
Warehouse receivable	—	—	230,790	—	—	230,790
Prepaid expenses and other current assets	63,557	42,151	18,957	22,998	(40,667)	106,996

Total current assets	66,592	42,186	525,259	245,612	(40,667)	838,982
Property and equipment, net	—	—	66,280	47,289	—	113,569
Goodwill	—	—	572,376	247,182	—	819,558
Other intangible assets, net	—	—	101,326	30,405	—	131,731
Deferred compensation assets	—	76,389	—	—	—	76,389
Investment in and advances to unconsolidated subsidiaries	—	4,973	50,732	12,656	—	68,361
Investment in consolidated subsidiaries	321,451	252,399	199,393	—	(773,243)	—
Intercompany loan receivable	—	787,009	—	—	(787,009)	—
Deferred tax assets, net	32,179	—	—	—	—	32,179
Other assets, net	2,555	27,819	44,779	57,559	—	132,712

Total assets	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

Current Liabilities:
Accounts payable and accrued expenses	$1,187	$7,614	$64,392	$116,594	$—	$189,787
Inter-company payable	40,667	—	—	—	(40,667)	—
Compensation and employee benefits payable	—	—	98,160	50,714	—	148,874
Accrued bonus and profit sharing	—	—	112,365	87,978	—	200,343
Short-term borrowings:
Warehouse line of credit	—	—	230,790	—	—	230,790
Other	—	—	25,480	13,867	—	39,347

Total short-term borrowings	—	—	256,270	13,867	—	270,137
Current maturities of long-term debt	—	10,000	1,029	256	—	11,285
Other current liabilities	12,522	—	—	469	—	12,991

Total current liabilities	54,376	17,614	532,216	269,878	(40,667)	833,417
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	226,173	—	—	—	226,173
Senior secured term loans	—	287,500	—	—	—	287,500
9¾% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	35,472	—	—	—	—	35,472
Other long-term debt	—	—	330	41,945	—	42,275
Intercompany loan payable	—	—	726,844	60,165	(787,009)	—

Total long-term debt	35,472	713,673	727,174	102,110	(787,009)	791,420
Deferred compensation liability	—	138,037	—	—	—	138,037
Other liabilities	—	—	48,356	62,666	—	111,022

Total liabilities	89,848	869,324	1,307,746	434,654	(827,676)	1,873,896
Minority interest	—	—	—	6,656	—	6,656
Commitments and contingencies
Stockholders’ equity	332,929	321,451	252,399	199,393	(773,243)	332,929

Total liabilities and stockholders’ equity	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$127	$54	$74,173	$5,347	$—	$79,701
Receivables, less allowance for doubtful accounts	—	40	61,624	104,549	—	166,213
Warehouse receivable	—	—	63,140	—	—	63,140
Prepaid expenses and other current assets	18,723	22,201	8,432	7,729	(20,199)	36,886

Total current assets	18,850	22,295	207,369	117,625	(20,199)	345,940
Property and equipment, net	—	—	51,419	15,215	—	66,634
Goodwill	—	—	442,965	134,172	—	577,137
Other intangible assets, net	—	—	89,075	2,007	—	91,082
Deferred compensation assets	—	63,642	—	—	—	63,642
Investment in and advances to unconsolidated subsidiaries	—	4,782	39,205	6,221	—	50,208
Investment in consolidated subsidiaries	302,593	322,794	66,162	—	(691,549)	—
Intercompany loan receivable	—	429,396	—	—	(429,396)	—
Deferred tax assets, net	36,376	—	—	—	—	36,376
Other assets, net	4,896	17,464	20,453	51,044	—	93,857

Total assets	$362,715	$860,373	$916,648	$326,284	$(1,141,144)	$1,324,876

Current Liabilities:
Accounts payable and accrued expenses	$2,137	$4,610	$36,895	$58,773	$—	$102,415
Intercompany payable	20,199	—	—	—	(20,199)	—
Compensation and employee benefits payable	—	—	40,938	22,796	—	63,734
Accrued bonus and profit sharing	—	—	59,942	43,916	—	103,858
Income taxes payable	15,451	—	—	—	—	15,451
Short-term borrowings:
Warehouse line of credit	—	—	63,140	—	—	63,140
Other	—	—	12,145	47,909	—	60,054

Total short-term borrowings	—	—	75,285	47,909	—	123,194
Current maturities of long-term debt	—	9,975	—	736	—	10,711
Other current liabilities	11,724	—	—	—	—	11,724

Total current liabilities	49,511	14,585	213,060	174,130	(20,199)	431,087
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	225,943	—	—	—	225,943
Senior secured term loans	—	211,000	—	—	—	211,000
16% senior notes, net of unamortized discount	61,863	—	—	—	—	61,863
Other long-term debt	—	—	—	198	—	198
Intercompany loan payable	—	—	362,344	67,052	(429,396)	—

Total long-term debt	61,863	436,943	362,344	67,250	(429,396)	499,004
Deferred compensation liability	—	106,252	—	—	—	106,252
Other liabilities	—	—	18,450	13,127	—	31,577

Total liabilities	111,374	557,780	593,854	254,507	(449,595)	1,067,920
Minority interest	—	—	—	5,615	—	5,615
Commitments and contingencies
Stockholders’ equity	251,341	302,593	322,794	66,162	(691,549)	251,341

Total liabilities and stockholders’ equity	$362,715	$860,373	$916,648	$326,284	$(1,141,144)	$1,324,876

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,137,987	$492,087	$—	$1,630,074
Costs and expenses:
Cost of services	—	—	577,808	218,600	—	796,408
Operating, administrative and other	426	4,973	447,447	225,551	—	678,397
Depreciation and amortization	—	—	56,853	35,769	—	92,622
Equity income from unconsolidated subsidiaries	—	(132)	(13,818)	(415)	—	(14,365)
Merger-related and other nonrecurring charges	—	—	20,367	16,450	—	36,817

Operating (loss) income	(426)	(4,841)	49,330	(3,868)	—	40,195
Interest income	185	39,312	2,659	2,738	(38,853)	6,041
Interest expense	17,815	61,907	38,046	8,301	(38,853)	87,216
Equity losses from consolidated subsidiaries	(21,214)	(8,432)	(16,739)	—	46,385	—

Loss before (benefit) provision for income taxes	(39,270)	(35,868)	(2,796)	(9,431)	46,385	(40,980)
(Benefit) provision for income taxes	(4,566)	(14,654)	5,636	7,308	—	(6,276)

Net loss	$(34,704)	$(21,214)	$(8,432)	$(16,739)	$46,385	$(34,704)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$849,563	$320,714	$—	$1,170,277
Costs and expenses:
Cost of services	—	—	413,830	133,263	—	547,093
Operating, administrative and other	415	1,186	345,279	154,918	—	501,798
Depreciation and amortization	—	—	15,833	8,781	—	24,614
Equity income from unconsolidated subsidiaries	—	(662)	(7,449)	(1,215)	—	(9,326)
Merger-related and other nonrecurring charges	—	36	—	—	—	36

Operating (loss) income	(415)	(560)	82,070	24,967	—	106,062
Interest income	158	42,845	2,079	916	(42,726)	3,272
Interest expense	11,344	42,731	39,742	9,410	(42,726)	60,501
Equity income from consolidated subsidiaries	27,306	32,898	5,005	—	(65,209)	—

Income before (benefit) provision for income taxes	15,705	32,452	49,412	16,473	(65,209)	48,833
(Benefit) provision for income taxes	(3,022)	5,146	16,514	11,468	—	30,106

Net income	$18,727	$27,306	$32,898	$5,005	$(65,209)	$18,727

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 20 (INCEPTION) TO DECEMBER 31, 2001

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$416,446	$146,382	$—	$562,828
Costs and expenses:
Cost of services	—	—	207,019	56,582	—	263,601
Operating, administrative and other	500	3,589	145,145	70,175	—	219,409
Depreciation and amortization	—	—	8,523	3,675	—	12,198
Equity income from unconsolidated subsidiaries	—	(198)	(1,290)	(66)	—	(1,554)
Merger-related and other nonrecurring charges	—	2,144	3,530	768	—	6,442

Operating (loss) income	(500)	(5,535)	53,519	15,248	—	62,732
Interest income	1,135	19,270	370	561	(18,909)	2,427
Interest expense	8,199	20,353	17,091	2,983	(18,909)	29,717
Equity income from consolidated subsidiaries	22,721	27,713	8,605	—	(59,039)	—

Income before (benefit) provision for income taxes	15,157	21,095	45,403	12,826	(59,039)	35,442
(Benefit) provision for income taxes	(2,269)	(1,626)	17,690	4,221	—	18,016

Net income	$17,426	$22,721	$27,713	$8,605	$(59,039)	$17,426

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 TO JULY 20, 2001

(Predecessor Company)

(Dollars in thousands)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$465,280	$142,654	$—	$607,934
Costs and expenses:
Cost of services	—	217,799	61,404	—	279,203
Operating, administrative and other	1,155	216,063	80,778	—	297,996
Depreciation and amortization	—	17,021	8,635	—	25,656
Equity income from unconsolidated subsidiaries	(492)	(2,141)	(241)	—	(2,874)
Merger-related and other nonrecurring charges	19,260	2,867	—	—	22,127

Operating (loss) income	(19,923)	13,671	(7,922)	—	(14,174)
Interest income	16,757	952	615	(16,757)	1,567
Interest expense	18,014	14,952	4,094	(16,757)	20,303
Equity losses from consolidated subsidiaries	(14,587)	(12,480)	—	27,067	—

Loss before (benefit) provision for income taxes	(35,767)	(12,809)	(11,401)	27,067	(32,910)
(Benefit) provision for income taxes	(1,747)	1,778	1,079	—	1,110

Net loss	$(34,020)	$(14,587)	$(12,480)	$27,067	$(34,020)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(30,872)	$5,041	$59,797	$29,975	$63,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(14,182)	(12,779)	(26,961)
Proceeds from sale of properties and servicing rights	—	—	3,753	196	3,949
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(276,401)	12,718	(263,683)
Other investing activities, net	—	26	6,415	(4,541)	1,900

Net cash provided by (used in) investing activities	—	26	(280,415)	(4,406)	(284,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	152,580	—	—	152,580
Repayment of revolver and swingline credit facility	—	(152,580)	—	—	(152,580)
Proceeds from senior secured term loans	—	375,000	—	—	375,000
Repayment of senior secured term loans	—	(298,475)	—	—	(298,475)
Proceeds from 9 3/4% senior notes	—	200,000	—	—	200,000
Repayment of notes payable	—	(43,000)	—	—	(43,000)
Repayment of 16% senior notes	(30,000)	—	—	—	(30,000)
(Repayment of) proceeds from senior notes and other loans, net	—	—	(914)	3,943	3,029
Proceeds from issuance of common stock	120,980	—	—	—	120,980
(Increase) decrease in intercompany receivables, net	(56,894)	(215,929)	296,111	(23,288)	—
Other financing activities, net	(333)	(22,700)	—	(837)	(23,870)

Net cash provided by (used in) financing activities	33,753	(5,104)	295,197	(20,182)	303,664

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,881	(37)	74,579	5,387	82,810
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	1,370	1,370

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,008	$17	$148,752	$12,104	$163,881

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$15,823	$44,201	$1,491	$2,203	$63,718
Income taxes, net of refunds	$17,783	$—	$—	$—	$17,783

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$509	$(7,905)	$42,090	$30,188	$64,882

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of concessions received	—	—	(10,049)	(4,217)	(14,266)
Proceeds from sale of properties and servicing rights	—	—	2,515	3,863	6,378
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	(11,588)	(35)	(3,188)	(14,811)
Other investing activities, net	—	44	196	(1,671)	(1,431)

Net cash used in investing activities	—	(11,544)	(7,373)	(5,213)	(24,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	238,000	—	—	238,000
Repayment of revolver and swingline credit facility	—	(238,000)	—	—	(238,000)
Repayment of senior secured term loans	—	(9,351)	—	—	(9,351)
Repayment of senior notes and other loans, net	—	(189)	(3,116)	(4,900)	(8,205)
Decrease (increase) in intercompany receivables, net	—	28,284	462	(28,746)	—
Other financing activities, net	(385)	(172)	(94)	369	(282)

Net cash (used in) provided by financing activities	(385)	18,572	(2,748)	(33,277)	(17,838)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124	(877)	31,969	(8,302)	22,914
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of currency exchange rate changes on cash	—	—	—	(663)	(663)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$127	$54	$74,173	$5,347	$79,701

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$8,509	$38,751	$1,635	$3,752	$52,647
Income taxes, net of refunds	$19,142	$—	$—	$—	$19,142

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 20 (INCEPTION) TO DECEMBER 31, 2001

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$310	$5,947	$56,478	$28,599	$—	$91,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(4,246)	(2,255)	—	(6,501)
Proceeds from sale of properties and servicing rights	—	—	1,996	112	—	2,108
Investment in property held for sale	—	—	—	(40,174)	—	(40,174)
Contribution to CBRE	(154,881)	—	—	—	154,881	—
Acquisition of businesses including net assets acquired, intangibles						—
and goodwill, net of cash acquired	—	(212,369)	(1,850)	(483)	—	(214,702)
Other investing activities, net	—	(1)	(1,950)	(173)	—	(2,124)

Net cash used in investing activities	(154,881)	(212,370)	(6,050)	(42,973)	154,881	(261,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	113,750	—	—	—	113,750
Repayment of revolver and swingline credit facility	—	(113,750)	—	—	—	(113,750)
Proceeds from senior secured term loans	—	235,000	—	—	—	235,000
Repayment of senior secured term loans	—	(4,675)	—	—	—	(4,675)
Proceeds from 16% senior notes	65,000	—	—	—	—	65,000
Repayment of senior notes and other loans, net	—	—	(1,185)	(3)	—	(1,188)
Proceeds from 11 1/4% senior subordinated notes	—	225,629	—	—	—	225,629
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—	—	—	(175,000)
Proceeds from non recourse debt related to property held for sale	—	—	—	37,179	—	37,179
Repayment of revolving credit facility	—	(235,000)	—	—	—	(235,000)
Payment of deferred financing fees	(2,582)	(19,168)	—	—	—	(21,750)
Proceeds from issuance of stock	92,156	154,881	—	—	(154,881)	92,156
Decrease (increase) in intercompany receivables, net	—	30,263	(6,981)	(23,282)	—	—
Other financing activities, net	—	(5,535)	(103)	2,118	—	(3,520)

Net cash provided by (used in) financing activities	154,574	206,395	(8,269)	16,012	(154,881)	213,831

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(28)	42,159	1,638	—	43,772
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	—	959	45	12,658	—	13,662
Effect of currency exchange rate changes on cash	—	—	—	16	—	16

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3	$931	$42,204	$14,312	$—	$57,450

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$2,600	$22,562	$874	$90	$—	$26,126
Income taxes, net of refunds	$5,061	$—	$—	$—	$—	$5,061

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1 TO JULY 20, 2001

(Predecessor Company)

(Dollars in thousands)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS USED IN OPERATING ACTIVITIES	$(37,633)	$(53,363)	$(29,234)	$(120,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	(11,309)	(3,505)	(14,814)
Proceeds from sale of properties and servicing rights	—	9,105	439	9,544
Investment in property held for sale	—	—	(2,282)	(2,282)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	(31)	(1,893)	(1,924)
Other investing activities, net	251	(3,024)	110	(2,663)

Net cash provided by (used in) investing activities	251	(5,259)	(7,131)	(12,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	195,000	—	—	195,000
Repayment of revolving credit facility	(70,000)	—	—	(70,000)
(Repayment of) proceeds from senior notes and other loans, net	(2,490)	(1,656)	4,592	446
Payment of deferred financing fees	(8)	—	—	(8)
(Increase) decrease in intercompany receivables, net	(85,712)	52,846	32,866	—
Other financing activities, net	1,489	(81)	(616)	792

Net cash provided by financing activities	38,279	51,109	36,842	126,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	897	(7,513)	477	(6,139)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	62	7,558	13,234	20,854
Effect of currency exchange rate changes on cash	—	—	(1,053)	(1,053)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$959	$45	$12,658	$13,662

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$17,194	$1,165	$98	$18,457
Income taxes, net of refunds	$19,083	$—	$—	$19,083

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Industry Segments

We report our operations through three geographically organized segments: (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific. Summarized financial information by operating segment is as follows (dollars in thousands):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
Revenue
Americas	$1,197,626	$896,064	$440,349	$488,450
EMEA	313,686	182,222	83,012	78,294
Asia Pacific	118,762	91,991	39,467	41,190

	$1,630,074	$1,170,277	$562,828	$607,934

Operating income (loss)
Americas	$49,287	$81,293	$49,110	$(8,336)
EMEA	(20,678)	17,369	11,463	(2,169)
Asia Pacific	11,586	7,400	2,159	(3,669)

	40,195	106,062	62,732	(14,174)
Interest income	6,041	3,272	2,427	1,567
Interest expense	87,216	60,501	29,717	20,303

(Loss) income before (benefit) provision for income taxes	$(40,980)	$48,833	$35,442	$(32,910)

Depreciation and amortization
Americas	$58,216	$16,958	$9,221	$18,231
EMEA	31,287	4,579	1,763	4,729
Asia Pacific	3,119	3,077	1,214	2,696

	$92,622	$24,614	$12,198	$25,656

Capital expenditures, net of concessions received
Americas	$14,960	$10,999	$4,692	$12,237
EMEA	10,353	2,018	694	1,557
Asia Pacific	1,648	1,249	1,115	1,020

	$26,961	$14,266	$6,501	$14,814

Equity (income) losses from unconsolidated subsidiaries
Americas	$(14,180)	$(8,425)	$(1,343)	$(2,465)
EMEA	188	(82)	(22)	20
Asia Pacific	(373)	(819)	(189)	(429)

	$(14,365)	$(9,326)	$(1,554)	$(2,874)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Identifiable assets
Americas	$1,426,525	$868,990	$941,732
EMEA	409,087	198,027	171,621
Asia Pacific	124,128	123,059	97,552
Corporate	253,741	134,800	143,607

	$2,213,481	$1,324,876	$1,354,512

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents and net deferred tax assets.

	December 31,
	2003	2002
	(Dollars in thousands)
Investments in and advances to unconsolidated subsidiaries
Americas	$56,774	$44,294
EMEA	6,494	1,058
Asia Pacific	5,093	4,856

	$68,361	$50,208

Geographic Information:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,
	2003	2002	2001	2001
	(Dollars in thousands)
Revenue
U.S.	$1,137,986	$849,563	$416,445	$465,281
U.K.	179,792	95,947	48,206	48,210
All other countries	312,296	224,767	98,177	94,443

	$1,630,074	$1,170,277	$562,828	$607,934

	December 31,
	2003	2002
	(Dollars in thousands)
Long-lived assets
U.S.	$66,280	$51,419
U.K.	31,707	3,297
All other countries	15,582	11,918

	$113,569	$66,634

The long-lived assets shown in the table above include property and equipment.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Related Party Transactions

Included in other current and other assets in the accompanying consolidated balance sheets are employee loans of $31.7 million and $5.9 million as of December 31, 2003 and 2002, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with the Insignia Acquisition as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 10% per annum and mature on various dates through 2008. As of December 31, 2002, the outstanding employee loan balances included a $0.3 million loan to Ray Wirta, our Chief Executive Officer, and a $0.2 million loan to Brett White, our President. These non-interest bearing loans to Mr. Wirta and Mr. White were issued during 2002 and were due and payable on December 31, 2003. The compensation committee of our board of directors forgave Mr. Wirta’s and Mr. White’s loans in full, effective January 1, 2004.

The accompanying consolidated balance sheets also include $4.7 million and $4.8 million of notes receivable from sale of stock as of December 31, 2003 and 2002, respectively. These notes are primarily comprised of full recourse loans to our employees, officers and certain shareholders, and are secured by our common stock that is owned by the borrowers. These recourse loans are at varying principal amounts, require quarterly interest payments, bear interest at rates up to 10.0% per annum and mature on various dates through 2010.

Pursuant to the Equity Incentive Plan (EIP), Mr. Wirta purchased 30,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share that was paid for by the delivery of a full recourse promissory note bearing interest at 7.40%. As part of the 2001 Merger, the 30,000 shares of CBRE common stock were exchanged for 30,000 shares of our Class B common stock, which shares were substituted for the CBRE shares as security for the note. All interest charged on the outstanding promissory note balance for any year is forgiven if Mr. Wirta’s performance produces a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2003, our board of directors forgave all 2002 interest on Mr. Wirta’s promissory note. As of December 31, 2003 and 2002, Mr. Wirta had an outstanding loan balance of $385,950, which is included in notes receivable from sale of stock in the accompanying consolidated balance sheets.

Pursuant to the EIP, Mr. White purchased 25,000 shares of CBRE common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by the delivery of full recourse promissory notes. A First Amendment to Mr. White’s 1998 promissory note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of ours or of our subsidiaries on November 16, 2002 and the fair market value of our common stock was at least $38.50 per share on November 16, 2002. Mr. White’s promissory note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $38.50 to $16.00. During 2002, the 25,000 shares held as security for the Second Amended Promissory Note were tendered as full payment for this note. The remaining note delivered by Mr. White bears interest at 7.40%. As part of the 2001 Merger, the 20,000 shares of CBRE common stock purchased by Mr. White were exchanged for 20,000 shares of our common Class B common stock, which shares were substituted for CBRE shares as security for the note. All interest charged on the outstanding promissory note balances for any year is forgiven if Mr. White’s performance produces a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2003, our board of directors forgave all 2002 interest on Mr. White’s promissory note. As of December 31, 2003 and 2002, Mr. White had an outstanding loan balance $257,300, which is included in notes receivable from the sale of stock in the accompanying consolidated balance sheets.

As of December 31, 2003 and 2002, Mr. White also had an outstanding loan balance of $179,886 and $164,832, respectively, which is included in notes receivable from the sale of stock in the accompanying consolidated balance sheets. This outstanding loan relates to the acquisition of 12,500 shares of CBRE’s common stock prior to the 2001 Merger. Subsequent to the 2001 Merger, these shares were converted into shares of our common stock and the related loan amount was carried forward. As amended, this loan accrues interest at 6.0%, and the principal and all accrued interest is payable on or before April 23, 2010. Mr. White repaid this loan in full on February 10, 2004.

At the time of the 2001 Merger, Mr. Wirta delivered to us an $80,000 promissory note, which bore interest at 10% per year, as payment for the purchase of 5,000 shares of our Class B common stock. Mr. Wirta repaid this promissory note in full in April of 2002. Additionally, Mr. Wirta and Mr. White delivered full-recourse notes in the amounts of $512,504 and $209,734, respectively, as payment for a portion of the shares of Class A common stock purchased in connection with the 2001 Merger. These notes bear interest at 10% per year. During the year ended December 31, 2002, Mr. Wirta paid down his loan amount by $40,004 and Mr. White paid off his note in its entirety. During the year ended December 31, 2003, Mr. Wirta paid down his loan amount by $70,597. As of December 31, 2003 and 2002, Mr. Wirta has an outstanding loan balance of $401,903 and $472,500, respectively, which is included in notes receivable from sale of stock in the accompanying consolidated balance sheets.

In the event that our common stock is not freely tradable on a national securities exchange or an over-the-counter market by May 30, 2004, we agreed in 2001 to loan Mr. Wirta up to $3.0 million on a full-recourse basis to enable him to

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise an existing option to acquire shares held by the Koll Holding Company if Mr. Wirta is employed by us at the time of exercise, was terminated without cause or resigned for good reason. This loan will become repayable upon the earliest to occur of the following: (1) 90 days following termination of his employment, other than without cause or by him for good reason, (2) seven months following the date our common stock becomes freely tradable as described above or (3) the receipt of proceeds from the sale of the pledged shares. This loan will bear interest at the prime rate in effect on the date of the loan, compounded annually, and will be repayable to the extent of any net proceeds received by Mr. Wirta upon sale of any shares of our common stock. Mr. Wirta is required to pledge the shares received upon exercise of the option as security for the loan.

CBRE HOLDING, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2003	Three Months Ended September 30, 2003	Three Months Ended June 30, 2003	Three Months Ended March 31, 2003
	(Dollars in thousands, except share data)
Revenue	$621,257	$423,376	$321,717	$263,724
Operating income (loss)	$24,319	$(20,358)	$25,392	$10,842
Net (loss) income	$(10,084)	$(28,445)	$5,172	$(1,347)
Basic EPS (1)	$(0.45)	$(1.37)	$0.34	$(0.09)
Weighted average shares outstanding for basic EPS (1)	22,563,690	20,743,011	15,040,868	15,029,219
Diluted EPS (1)	$(0.45)	$(1.37)	$0.34	$(0.09)
Weighted average shares outstanding for diluted EPS (1)	22,563,690	20,743,011	15,344,038	15,029,219

(1)	EPS is defined as earnings (loss) per share

	Three Months Ended December 31, 2002	Three Months Ended September 30, 2002	Three Months Ended June 30, 2002	Three Months Ended March 31, 2002
	(Dollars in thousands, except share data)
Revenue	$376,466	$284,928	$284,893	$223,990
Operating income	$52,168	$21,162	$29,263	$3,469
Net income (loss)	$15,097	$1,881	$7,289	$(5,540)
Basic EPS (1)	$1.01	$0.13	$0.48	$(0.37)
Weighted average shares outstanding for basic EPS (1)	15,000,576	15,016,044	15,034,616	15,050,633
Diluted EPS (1)	$0.99	$0.12	$0.48	$(0.37)
Weighted average shares outstanding for diluted EPS (1)	15,238,038	15,225,788	15,217,186	15,050,633

(1)	EPS is defined as earnings (loss) per share

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting.

PART III

Item 10. Executive Officers and Directors of the Registrant

The following is a description of the business experience for the past five years for each Director and Executive Officer of the Company:

Richard C. Blum, age 68. Mr. Blum has been Chairman of the Board of Directors of CB Richard Ellis Group since September 2001 and a director of CB Richard Ellis Group since July 2001. He is the Chairman and President of Blum Capital Partners, L.P., a merchant banking firm he founded in 1975. Mr. Blum is a member of the boards of directors of Northwest Airlines Corporation, Glenborough Realty, URS Corporation and Playtex Products, Inc. Mr. Blum also serves as Vice Chairman of URS Corporation. Mr. Blum holds a B.A. from the University of California, Berkeley, and an M.B.A. from the University of California, Berkeley.

Jeffrey A. Cozad, age 39. Mr. Cozad has been a director of CB Richard Ellis Group since September 2001. Mr. Cozad has been a partner of Blum Capital Partners, L.P. since 2000. Prior to joining Blum Capital Partners, Mr. Cozad was a managing director of Security Capital Group Incorporated, a global real estate research, investment and operating management company. Mr. Cozad holds a B.A. from DePauw University and an M.B.A. from the University of Chicago Graduate School of Business.

Patrice Marie Daniels, age 43. Ms. Daniels has been a director of CB Richard Ellis Group since February 2004. Ms. Daniels is a founding partner of Onyx Capital Ventures, L.P., a private equity investment firm, which was founded in October 2001. She previously served as Managing Director, Corporate and Leveraged Finance for CIBC World Markets, an investment banking firm, from March 1997 to October 2001. Ms. Daniels holds a B.S. from the University of California, Berkeley and an M.B.A. from the University of Chicago Graduate School of Business.

Bradford M. Freeman, age 62. Mr. Freeman has been a director of CB Richard Ellis Group since July 2001. Mr. Freeman is a founding partner of Freeman Spogli & Co. Incorporated, a private investment company founded in 1983. Mr. Freeman is also a member of the board of directors of Edison International. Mr. Freeman holds a B.A. from Stanford University and an M.B.A. from Harvard Business School.

Michael Kantor, age 64. Mr. Kantor has been a director of CB Richard Ellis Group since February 2004. Mr. Kantor has been a partner with the law firm of Mayer, Brown, Rowe & Maw LLP since March 1997. From 1993 to 1996, he served as the U.S. Trade Representative and from 1996 to 1997 as U.S. Secretary of Commerce. Mr. Kantor holds a B.A. from Vanderbilt University and a J.D. from Georgetown University.

Frederic V. Malek, age 67. Mr. Malek has been a director of CB Richard Ellis Group since September 2001. He has served as Chairman of Thayer Capital Partners, a merchant banking firm he founded, since 1993. He also serves on the boards of directors of Automatic Data Processing Corp., Federal National Mortgage Association, FPL Group, Inc., Manor Care, Inc. and Northwest Airlines Corporation. Mr. Malek recently retired as director of American Management Systems, Inc., effective March 31, 2004. Mr. Malek holds a B.S. degree from the United States Military Academy at West Point and an M.B.A. from Harvard Business School.

Jeffrey S. Pion, age 42. Mr. Pion has been a director of CB Richard Ellis Group since October 2003. Mr. Pion has been an Executive Vice President of CB Richard Ellis Group since January 2003. For the last 18 years, Mr. Pion has been a broker at our subsidiary CB Richard Ellis, Inc., focusing on the sale and leasing of office and commercial properties. Prior to joining CB Richard Ellis, Inc., Mr. Pion worked at Central Real Estate Corp., a real estate development and investment company based in Los Angeles. Mr. Pion holds a B.A. degree from the University of California, Santa Barbara.

Brett White, age 44. Mr. White has been President and a director of CB Richard Ellis Group since September 2001. He was Chairman of the Americas of CB Richard Ellis Services from May 1999 to September 2001 and was its President of Brokerage Services from August 1997 to May 1999. Previously, he was its Executive Vice President from March 1994 to July 1997 and Managing Officer of its Newport Beach, California office from May 1993 to March 1994. Mr. White is a member of the board of directors of Mossimo, Inc. Mr. White received his B.A. from the University of California, Santa Barbara.

Gary L. Wilson, age 64. Mr. Wilson has been a director of CB Richard Ellis Group since September 2001. He previously served as a director of our company from 1989 to July 2001. Since April 1997, Mr. Wilson has been Chairman of Northwest Airlines Corporation, for which he served as Co-Chairman from January 1991 to April 1997. Mr. Wilson also serves on the boards of directors of The Walt Disney Company, On Command Corporation, Veritas Holdings GmbH and Yahoo! Inc. Mr. Wilson holds a B.A. from Duke University and an M.B.A. from the Wharton Graduate School of Business and Commerce at the University of Pennsylvania.

Ray Wirta, age 60. Mr. Wirta has been Chief Executive Officer of CB Richard Ellis Group since July 2001 and a director of CB Richard Ellis Group since September 2001. He has been Chief Executive Officer of CB Richard Ellis Services since May 1999. He served as its Chief Operating Officer from May 1998 to May 1999. Mr. Wirta holds a B.A. from California State University, Long Beach and an M.B.A. in International Management from Golden Gate University.

Executive Officers who are not Directors:

Kenneth J. Kay, age 48. Mr. Kay has been Chief Financial Officer of CB Richard Ellis Group since July 2002. He previously served as Vice President and Chief Financial Officer of Dole Food Company, Inc. from December 1999 to June 2002. Mr. Kay served as Executive Vice President and Chief Financial Officer for the consumer products group of Universal Studios, Inc. from December 1997 to December 1999. Mr. Kay is a certified public accountant in the State of California and holds a B.A. and an M.B.A. from the University of Southern California.

Each executive officer serves at the discretion of our board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Audit Committee Financial Expert

Our board of directors is expected to determine, shortly after the filing of this Form 10-K, that Ms. Daniels qualifies as an “audit committee financial expert,” as this term has been defined by the Securities and Exchange Commission in Item 401(h)(2) of Regulation S-K. We expect that our board of directors will determine that Ms. Daniels acquired the required attributes for such designation as a result of the following relevant experience, which forms of experience are not listed in any order of importance and we do not expect will be assigned any relative weights or values by our board of directors in making such determination:

•	Ms. Daniels received a B.S. degree in Business Administration at the University of California, Berkeley and an M.B.A. degree in Finance at the University of Chicago Graduate School of Business.

•	Ms. Daniels served as a Managing Director with Bankers Trust from July 1987 to March 1997, which included arranging private and public senior and subordinated debt financing and equity capital for leveraged buyout transactions and for restructuring or acquisitions for non-investment grade companies.

•	Ms. Daniels served as a Managing Director with CIBC World Markets from March 1997 to October 2001, which included providing investment and commercial banking products to non-investment grade companies and leveraged buyout firms.

•	Ms. Daniels is a founding partner of Onyx Capital Ventures, L.P., a private equity investment firm, which was founded in October 2001.

•	Ms. Daniels served on the audit committee of the board of directors of World Color Press, Inc., a diversified commercial printing company that was publicly traded on the New York Stock Exchange until it was acquired by Quebecor Printing Inc. in 1999, from January 1998 to October 1999.

Our board of directors is further expected to determine that Ms. Daniels is “ independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Codes of Ethics

Our board of directors is expected to adopt a code of ethics shortly after the filing of this Form 10-K that will apply to our Chief Executive Officer, our Chief Financial Officer and our Global Controller. The code of ethics adopted by our board of directors will be filed by us with the Securities and Exchange Commission on a Form 8-K. We expect to post the code of ethics on our Internet website, which is www.cbre.com, during 2004. After the code of ethics has been posted on our Internet website, we will disclose any amendments and waivers, including implied waivers, of this code on our Internet website within five business days following the amendment or waiver.

Item 11. Executive Compensation

Compensation of Executive Officers

Summary Compensation Table. The following table sets forth information concerning the compensation of our Chief Executive Officer and our other executive officers for the three years ended December 31, 2003:

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation (2)	Restricted Stock Awards (3)	Securities Underlying Stock Options	All Other Compensation(4)
Ray Wirta	2003	$573,129	$521,310	$28,560	$—	$—	$—
Chief Executive Officer	2002	518,511	—	27,359	—	—	—
	2001	518,510	—	8,092	0	176,153	489,375

Brett White	2003	506,156	355,481	15,284	—	—	—
President	2002	450,501	—	71,897	—	—	—
	2001	415,883	—	62,552	0	141,782	408,500

Kenneth J. Kay (5)	2003	450,000	300,000	—	—	—
Current Senior Executive Vice President and Chief Financial Officer	2002	207,692	77,295	—	—	—	300,000	(6)

James H. Leonetti (7)	2002	147,138	—	—	—	—	170,000	(8)
Former Senior Executive Vice President and Chief Financial Officer	2001	254,458	—	—	—	—	453,500

(1)	Bonuses for each year are paid in the first quarter of the following year. For example, the bonus shown for 2003 represents the 2002 annual bonus that was paid in the first quarter of 2003.
(2)	Pursuant to the 1996 Equity Incentive Plan, or EIP, Mr. White purchased 25,000 shares of CB Richard Ellis Services common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CB Richard Ellis Services common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by the delivery of full-recourse promissory notes. A First Amendment to Mr. White’s 1998 promissory note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of ours or of our subsidiaries on November 16, 2002 and the fair market value of our common stock was at least $38.50 per share on November 16, 2002. Mr. White’s promissory note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $38.50 to $16.00. The 25,000 shares held as security for the Second Amended Promissory Note were tendered as full payment for this note. The remaining note delivered by Mr. White bears interest at 7.40%. As part of our acquisition of CB Richard Ellis Services in 2001, the 20,000 shares of CB Richard Ellis Services common stock purchased by Mr. White were exchanged for 20,000 shares of our Class B common stock, which shares were substituted for CB Richard Ellis Services shares as security for the note. Pursuant to the EIP, Mr. Wirta purchased 30,000 shares of CB Richard Ellis Services common stock in 2000 at a purchase price of $12.875 that was paid for by the delivery of a full-recourse promissory note bearing interest at 7.40%. As part of the 2001 acquisition, the 30,000 shares of CB Richard Ellis Services common stock were exchanged for 30,000 shares of our Class B common stock, which shares were substituted for the CB Richard Ellis Services shares as security for the note. All interest charged on the outstanding promissory note balances for any year is forgiven if the executive’s performance produces a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2003, our board of directors forgave all 2002 interest on Mr. White’s and Mr. Wirta’s notes. Based on the 2003 bonuses paid to Messrs. Wirta and White in the first quarter of 2004, we expect all interest charged on their outstanding promissory notes in 2003 to be forgiven in 2004.
(3)	In connection with our acquisition of CB Richard Ellis Services in 2001, we offered and sold shares of our Class A common stock for $16.00 per share to certain of our employees, including 64,063 shares to Mr. Wirta and 26,563 shares to Mr. White. If the employment of the owner of such shares is terminated, we have the right to repurchase a portion of the shares at either fair market value or the amount paid for such shares by the owner, which depends upon whether the owner was terminated “for cause” or voluntarily left for a “good reason,” as such terms are defined in the owner’s subscription agreement. On each of the first five anniversaries of the July 20, 2001 purchase date of the shares, 20% of the shares initially subject to repurchase cease to be subject to the right of repurchase. Accordingly, at December 31, 2003, 60% of such shares acquired by Mr. Wirta and Mr. White remain subject to repurchase. The per share consideration paid for these shares was the same as the per share consideration paid by certain of our stockholders to acquire shares of our Class B common stock on July 20, 2001, which consideration was used to partially finance our acquisition of CB Richard Ellis Services. Our shares of Class A common stock are not publicly traded. Accordingly, the Summary Compensation Table reflects a valuation of $0 for these restricted stock awards.

(4)	In connection with our acquisition of CB Richard Ellis Services in 2001, we awarded cash retention bonuses to Messrs. Wirta, White and Leonetti to provide an incentive and reward for continued service up to and including the date of the 2001 acquisition. At the effective time of the 2001 acquisition, Messrs. Wirta, White and Leonetti also received for each of their options to purchase shares of our common stock the greater of (A) the amount by which $16.00 exceeded the exercise price of the option, if any, and (B) $1.00. In connection with the 2001 acquisition, Mr. Leonetti also received payments pursuant to his employment agreement.
(5)	Mr. Kay joined us effective June 13, 2002.
(6)	Pursuant to Mr. Kay’s employment agreement, he received a sign-on bonus of $300,000.
(7)	Mr. Leonetti ceased to be an officer and an employee of us on July 19, 2002.
(8)	Pursuant to Mr. Leonetti’s leaving us, he received a severance payment of $170,000.

Option Grants Table. The following table sets forth information concerning stock option grants to our executive officers during the year ended December 31, 2003, each of which was granted pursuant to our 2001 stock incentive plan.

Name	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees in 2003	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Ray Wirta (1)	84,000	7.9%	$16.00	9/16/13	$845,234	$2,141,990
Brett White (1)	84,000	7.9%	$16.00	9/16/13	$845,234	$2,141,990
Kenneth J. Kay (1)	36,000	3.4%	$16.00	9/16/13	$362,243	$917,996

(1)	The options vest 20% per anniversary of the September 16, 2003 grant date.

Aggregated Options Table. The following table sets forth information concerning unexercised options held as of December 31, 2003 by the persons named in the table under “Summary Compensation Table.” No options were exercised by our executive officers during fiscal year 2003.

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ray Wirta	—	—	70,461	189,692	—	—
Brett White	—	—	56,713	169,069	—	—
Kenneth J. Kay	—	—	12,400	85,600	—	—

Compensation of Directors

We currently reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. On November 5, 2003, we granted Gary Wilson options to acquire 10,000 shares of our Class A common stock for $16.00 per share in connection with his agreement to serve on the audit committee of our board of directors. On February 9, 2004, we granted Michael Kantor options to acquire 5,000 shares of our Class A common stock for $16.00 per share in connection with his agreement to serve on our board of directors. The options of Messrs. Wilson and Kantor were granted pursuant to our 2001 stock incentive plan, vest 20% per anniversary of their respective grant dates and expire on the earlier of the tenth anniversary of the grant date or the one-year anniversary after such director ceases to be a member of our board of directors.

Except as indicated in the previous paragraph, we have not paid fees to our directors for attendance at meetings or for their services as members of our board of directors.

Compensation Committee Interlocks and Insider Participation

During 2003, the compensation committee of our board of directors was comprised of Messrs. Malek, Freeman and Blum. Additional information concerning transactions between us and the members of our compensation committee or entities affiliated with such members is disclosed in Item 13 of this Form 10-K.

No member of our compensation committee during 2003 served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Incentive Plans

2001 Stock Incentive Plan

Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. The stock incentive plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. A total of 6,500,000 shares of Class A common stock have been reserved for issuance under the stock incentive plan, and -3,494,466 shares remained available for future issuance as of March 1, 2004. The number of shares issued or reserved pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. Class A common stock covered by awards that expire, terminate or lapse will again be available for option or grant under the stock incentive plan. No award may be granted under the stock incentive plan after June 7, 2011, but awards granted prior to June 7, 2011 may extend beyond that date.

The stock incentive plan is administered by our board of directors, which may delegate its duties and powers in whole or in part to any committee of the board of directors. The board of directors has the sole discretion to determine the employees, directors and independent contractors to whom awards may be granted under the stock incentive plan and the manner in which the awards will vest. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards will be granted by the board of directors to employees, directors and independent contractors in the numbers and at the times during the term of the stock incentive plan as the board of directors determines.

Unless otherwise determined by our board of directors, awards granted under the stock incentive plan are not transferable other than by will or by the laws of descent and distribution. In the event of a change of control, which is defined in the stock incentive plan, (1) any outstanding awards then held by participants, including executive officers, which are unvested or otherwise unexercisable will automatically be deemed exercisable or otherwise vested, as the case may be, as of immediately prior to the change of control and (2) our board of directors may (A) provide for a cash payment to the holder of an award in consideration for the cancellation of the award and/or (B) provide for substitute or adjusted awards.

Deferred Compensation Plan

Our deferred compensation plan, or DCP, historically has permitted a select group of management employees, as well as other highly compensated employees, to elect, immediately prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the DCP. The investment alternatives available to participants in connection with their deferrals include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 30 mutual funds. In addition, prior to our acquisition of CB Richard Ellis Services in 2001, participants were entitled to invest their deferrals in stock fund units that entitled the participants to receive future distributions of shares of CB Richard Ellis Services common stock, which stock fund units now represent the right to receive future distributions of shares of our common stock. The deferred compensation plan permits participants to elect in-service distributions, which may not begin less than three years following the election and post-employment distributions. There is limited flexibility to change distribution elections once made. A participant may elect to receive a distribution of his or her vested accounts at any time subject to a charge equal to 7.5% of the amount to be distributed.

Effective January 1, 2004, we closed the DCP to new participants. Currently, the DCP is accepting compensation deferrals from participants who have a balance, meet the eligibility requirements and elect to participate, up to a maximum annual contribution amount of $250,000 per participant. We are currently reviewing the future status of this plan.

CB Richard Ellis 401(k) Plan

We maintain a tax qualified 401(k) retirement plan. Generally, our employees are eligible to participate in the plan if they are at least 21 years old. The plan provides for participant contributions, as well as discretionary contributions by us. A participant is allowed to contribute to the plan from 1% to 15% of his or her compensation, subject to limits imposed by applicable law. Each year, we determine an amount of employer contributions, if any, we will contribute to the plan based on the performance and profitability of our consolidated U.S. operations. Our contributions for a year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant’s pre-tax contributions for that year, up to 5% of the participant’s compensation.

In connection with our acquisition of CB Richard Ellis Services in 2001, participants were entitled to make a one-time election to invest in shares of our common stock to be credited to their account balance within the plan, which shares continue to be held in the plan. Since the 2001 acquisition, participants have not been entitled to purchase additional shares of our common stock for allocation to their account balance.

A participant may elect to receive a distribution from the plan in a single lump sum payment of his or her account balance following termination of the participant’s employment with us. However, if the participant has an account balance in our common stock fund, the participant may receive all or a portion of his or her balance in that fund either in shares or in cash.

Employment Agreements with Executive Officers

On June 13, 2002, Mr. Kay entered into a two-year employment agreement with us to serve as our chief financial officer. Pursuant to Mr. Kay’s employment agreement, he received a sign-on bonus of $300,000 and he receives an annual base salary of $450,000 and is eligible for an annual bonus of up to 66 2/3% of his base salary based upon the achievement of performance goals established by our board of directors. Additionally, Mr. Kay was granted options to purchase 62,000 shares of our Class A common stock at a $16.00 per share exercise price, which vest 20% per year on the anniversary date of the grant over the next five years. On September 16, 2003, we granted to Mr. Kay additional options to acquire 36,000 shares of our Class A common stock. These options have an exercise price of $16.00 per share and vest in 20% increments on each of the first five anniversaries of their grant. Pursuant to the terms of the our 2001 stock incentive plan, all unvested options held by Mr. Kay will automatically vest if there is a change of control, as defined in the plan.

If prior to the second anniversary of the agreement we terminate Mr. Kay’s employment for any reason, he is entitled to receive a severance payment equal to 100% of one year’s base salary. If Mr. Kay voluntarily resigns from his employment within the first 24 months of employment, he will not be eligible to receive this severance payment. In the event that Mr. Kay’s employment is terminated as a result of a change of control, he is eligible to receive 150% of one year’s base salary as a severance payment in lieu of any other severance payment to which he would otherwise be entitled. Mr. Kay’s employment agreement also contains a customary provision regarding confidentiality following his termination of employment with us.

Limitation of Liability and Indemnification

Our restated certificate of incorporation includes provisions that eliminate the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, except to the extent such limitation is not permitted under the Delaware General Corporation Law.

Our restated certificate of incorporation and bylaws further provide for the indemnification of our directors and officers to the fullest extent permitted by Section 145 of the Delaware General Corporation Law, including circumstances in which indemnification is otherwise discretionary. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for our directors, officers and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In addition, we maintain directors’ and officers’ liability insurance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth the number of shares of our Class A common stock and Class B common stock beneficially owned, and the percentage ownership of our common stock, as of March 1, 2004 for the following persons:

•	each person that beneficially owns 5% or more of our Class A common stock or our Class B common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise noted below, the address for each person listed on the table is c/o CB Richard Ellis Group, Inc., 865 South Figueroa Street, Suite 3400, Los Angeles, California 90017. Beneficial ownership is determined in accordance with the federal securities rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are or will become exercisable within 60 days are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any person.

	Number of Shares Beneficially Owned			Percentage of Shares Beneficially Owned
Name of Beneficial Owner	Class A Common Stock	Class B Common Stock	Both Classes of Common Stock	Class A Common Stock	Class B Common Stock	Both Classes of Common Stock
5% Stockholders:
Blum Strategic Partners, L.P.
Blum Strategic Partners II, L.P.
Blum Strategic Partners II GmbH & Co. KG(1) (2)	—	14,688,060	14,688,060	—%	76.2%	67.2%
FS Equity Partners III, L.P.
FS Equity Partners International, L.P. (1) (3)	—	3,402,463	3,402,463	—	17.7	15.6
Calfornia Public Employees’ Retirement System (CalPERS) (4)	1,250,000	—	1,250,000	48.4	—	5.7
Credit Suisse First Boston (5)	718,344	—	718,344	27.8	—	3.3
Directors and Named Executive Officers:
Richard C. Blum (1) (2)	—	14,688,060	14,688,060	—	76.2	67.2
Jeffrey A. Cozad (1) (2)	—	14,688,060	14,688,060	—	76.2	67.2
Patrice Marie Daniels	—	—	—	—	—	—
Bradford M. Freeman (1) (3)	—	3,402,463	3,402,463	—	17.7	15.6
Michael Kantor	—	—	—	—	—	—
Kenneth J. Kay (6)	12,400	—	12,400	*	—	*
Frederic V. Malek (1)	—	457,873	457,873	—	2.4	2.1
Jeffrey S. Pion (7)	5,817	—	5,817	*	—	*
Brett White (1) (8)	108,276	32,500	140,776	4.1	*	*
Gary L. Wilson	—	—	—	—	—	—
Ray Wirta (1) (9)	134,524	556,589	691,113	5.1	2.9	3.2
All directors and executive officers as a group (includes 11 persons)	255,200	19,137,485	19,392,685	9.3	99.3	88.7

*	less than 1.0%

(1)	As a result of the voting provisions set forth in the securityholders’ agreement to which these parties or their respective affiliates are a party, this stockholder, together with our other stockholders that own our Class B common stock, may be deemed to constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934. Accordingly, the group formed by these stockholders may be deemed to beneficially own 21,853,931 of shares of our Class B common stock and approximately 2,229,912 shares of our Class A common stock.

(2)	Consists of 6,720,494 shares of our Class B common stock owned by Blum Strategic Partners, L.P., 7,806,606 shares of our Class B common stock owned by Blum Strategic Partners II, L.P. and 160,960 shares of our Class B common stock owned by Blum Strategic Partners II GmbH & Co. KG. The sole general partner of Blum Strategic Partners, L.P. is Blum Strategic GP, L.L.C., and the sole general partner of Blum Strategic Partners II, L.P. and the managing limited partner of Blum Strategic Partners II GmbH & Co. KG is Blum Strategic GP II, L.L.C. Richard C. Blum is a managing member and Jeffrey A. Cozad is a member of Blum Strategic GP, L.L.C. and each of Messrs. Blum and Cozad is a managing member of Blum Strategic GP II, L.L.C. Except as to any pecuniary interest, each of Messrs. Blum and Cozad disclaims beneficial interest in all of these shares. The business address of Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic GP, L.L.C., Blum Strategic GP II, L.L.C., Blum Strategic Partners II GmbH & Co. KG, Richard C. Blum and Jeffrey A. Cozad is 909 Montgomery Street, Suite 400, San Francisco, California 94133. As a result of the securityholders’ agreement, Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P. and Blum Strategic Partners II GmbH & Co. KG share voting power over the indicated shares with our other stockholders that own shares of Class B common stock.

(3)

Includes 3,278,447 shares of our Class B common stock held by FS Equity Partners III, L.P., or FSEP III, and 124,016 shares of our Class B common stock held by FS Equity Partners International, L.P., or FSEP International. As general partner of FS Capital Partners, L.P., which is the general partner of FSEP III, FS Holdings, Inc. has the power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P., which is the general partner of FSEP International, FS International Holdings Limited has the power to vote and dispose of the shares owned by FSEP International. Bradford Freeman, who is one of our directors, Ronald Spogli, Frederick Simmons, William Wardlaw, John Roth and Charles Rullman, Jr. are the directors, officers and shareholders of FS Holdings, Inc. and FS International Holdings Limited, and may be deemed to be the beneficial owners of the shares of common stock, and rights to acquire common stock, owned by FSEP III and FSEP International. The business address of FSEP III, FS Capital Partners, L.P. and FS Holdings, Inc. and their directors, officers and beneficial owners is 11100 Santa Monica Boulevard, Suite 1900,

Los Angeles, California 90025. The business address of FSEP International, FS&Co. International, L.P. and FS International Holdings Limited is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies. As a result of the securityholders’ agreement, FSEP III and FSEP International share voting power over the indicated shares with our other stockholders that own shares of Class B common stock.

(4)	The business address of CalPERS is 400 P Street, Suite 3492, Sacramento, California 95814.

(5)	Credit Suisse First Boston, or CSFB, reports beneficial ownership on behalf of itself and its affiliates to the extent that they constitute part of the CSFB business unit. The CSFB business unit is engaged in worldwide corporate and investment banking, trading, including equity, fixed income and foreign exchange, and private equity investment and derivatives businesses. CSFB and its affiliates engage in other separately managed activities, most of which constitute the independently operated Credit Suisse Asset Management business unit. The Credit Suisse Asset Management business unit provides asset management and investment advisory services to institutional investors worldwide. The indicated shares are held by one or more indirect subsidiaries of the CSFB business unit. The business address of CSFB and the CSFB business unit is 11 Madison Avenue, New York, New York 10010.

The ultimate parent company of CSFB is Credit Suisse Group, or CSG, which is a corporation formed under the laws of Switzerland. The principal business of CSG is acting as a holding company for a global financial services group with five distinct specialized business units that are independently operated. In addition to the two business units referred to above, CSG and its consolidated subsidiaries, other than CSFB and its subsidiaries, are comprised of (i) the Credit Suisse Private Bank business unit that engages in the global private banking business, (ii) the Credit Suisse business unit that engages in the Swiss domestic banking business and (iii) the Winterthur business unit that engages in the global insurance business. CSG’s business address is Paradeplatz 8, Postfach 1, CH-8070, Zurich, Switzerland.

CSG, for purposes of federal securities laws, may be deemed ultimately to control the Credit Suisse Private Bank business unit, and the CSFB business unit. CSG, its executive officers and directors, and its direct and indirect subsidiaries, including all of the business units except the CSFB business unit, may beneficially own securities issued by CB Richard Ellis Group or related derivative securities, and any such securities are not publicly reported by CSG. Due to the separate management and independent operation of its business units, CSG disclaims beneficial ownership of any such securities beneficially owned by its direct and indirect subsidiaries, including the CSFB business unit. The CSFB business unit disclaims beneficial ownership of any such securities beneficially owned by CSG and any of CSG’s and CSFB’s other business units.

The CSFB business unit disclaims beneficial ownership of securities held directly by any entity described in this footnote except with respect to the CSFB business unit’s proportionate interest in or ownership of such entity.

(6)	Includes 12,400 shares of Class A common stock subject to options that are exercisable or are exercisable within 60 days.

(7)	Includes 5,817 shares of Class A common stock underlying vested stock fund units in our deferred compensation plan. In connection with any voluntary or involuntary termination of his employment with us, Mr. Pion may be entitled to receive an issuance of some or all of the shares underlying the stock fund units within 60 days of such termination, depending upon the date of such termination and the current terms of the election he has made under the plan.

(8)	Includes 56,713 shares of Class A common stock subject to options that are exercisable or are exercisable within 60 days. Also includes 25,000 shares of Class A common stock underlying vested stock fund units in our deferred compensation plan. In connection with any voluntary or involuntary termination of his employment with us, Mr. White may be entitled to receive an issuance of some or all of the shares underlying the stock fund units within 60 days of such termination, depending upon the date of such termination and the current terms of the election he has made under the plan. As a result of the securityholders’ agreement, Mr. White shares voting power over 59,063 of the indicated shares with our other stockholders that own shares of Class B common stock.

(9)	Includes 272,457 shares of Class B common stock held by The Koll Holding Company that Mr. Wirta has the right to acquire under an option agreement. Also includes 70,461 shares of Class A common stock subject to options that are exercisable or are exercisable within 60 days. As a result of the securityholders’ agreement, Mr. Wirta shares voting power over 620,652 of the indicated shares with our other stockholders that own shares of Class B common stock.

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which our equity securities are authorized for issuance:

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans [excluding securities listed in column (I)]
Equity compensation plans approved by shareholders	2,488,561	$16.00	3,499,466
Equity compensation plans not approved by shareholders	—	—	—

Total	2,488,561	$16.00	3,499,466

Item 13. Certain Relationships and Related Transactions

Securityholders’ Agreement

In connection with our acquisition of CB Richard Ellis Services in 2001, we and CB Richard Ellis Services entered into a securityholders’ agreement with our stockholders listed below:

•	our stockholders affiliated with Blum Capital Partners, L.P.;

•	our stockholders affiliated with Freeman Spogli & Co. Incorporated;

•	Ray Wirta, who is our Chief Executive Officer;

•	Brett White, who is our President;

•	Frederic V. Malek, who is one of our directors;

•	The Koll Holding Company;

•	California Public Employees Retirement System, or CalPERS; and

•	Credit Suisse First Boston, or CSFB, and our stockholders that purchased 339,820 shares of our Class A common stock in connection with the issuance on July 20, 2001 of our 16% senior notes due 2011.

The securityholders’ agreement defines various rights of the stockholders that are parties to the agreement related to their ownership of common stock.

Designation of Directors and Board Observers. The agreement provides that, prior to an initial public offering, the parties to the agreement that own shares of our Class B common stock, which consist of the stockholders in the first six bullet points above, will vote all of the shares of our voting capital stock they own to elect to our board of directors individuals designated as follows:

•	five directors designated by our stockholders affiliated with Blum Capital Partners;

•	one director designated by our stockholders affiliated with Freeman Spogli;

•	Ray Wirta; and

•	Brett White.

In addition, the following stockholders are entitled to the following numbers of non-voting observers at each of the meetings of our board of directors:

•	for so long as our stockholders affiliated with Freeman Spogli collectively own at least 7.5% of our outstanding common stock, they are entitled to have two non-voting observers at meetings;

•	for so long as our stockholders that purchased their shares in connection with the 2001 offering of our 16% senior notes, collectively, own at least 1.0% of our outstanding common stock or a majority in principal amount of the 16% senior notes, they generally are entitled to have one observer at meetings; and

•	for so long as CalPERS owns any shares of our outstanding common stock, it is entitled to have one observer at meetings.

Voting and Transfer Restrictions. Subject to limited exceptions, each of the parties to the agreement that owns shares of our Class B common stock agreed to vote all the shares of our voting capital stock it or he beneficially owns on matters to be decided by our stockholders in the same manner as our stockholders affiliated with Blum Capital Partners vote the shares that they beneficially own. As a result, prior to the completion of an initial public offering, on most matters to be decided by our stockholders, our stockholders affiliated with Blum Capital Partners are able to control the outcome. The agreement also provides that the consent of our director designated by the stockholders affiliated with Freeman Spogli is required before we are able to take certain actions, including, subject to exceptions, incurring certain indebtedness, consummating certain acquisitions or dispositions and issuing stock or options to our employees.

The securityholders’ agreement includes restrictions on transfers of shares by the stockholder parties to the agreement, as well as provisions regarding a right of first offer for potential sales and co-sales of shares, and required sale rights applicable in connection with sale transactions involving our shares and participation rights regarding future issuances of our shares of common stock.

Indemnification. We are obligated to indemnify the stockholders that are parties to the securityholders’ agreement and each of their respective affiliates, controlling persons, directors, officers, employees and agents from and against any and all damages, claims, losses, expenses, costs, obligations and liabilities, including all reasonable attorneys’ fees and expenses but excluding special or consequential damages, arising from, relating to or otherwise in respect of, any governmental or other third party claim against these indemnified persons that arises from, relates to or is otherwise in respect of (1) our business, operations, liabilities or obligations or (2) the ownership by the stockholders or any of their respective affiliates of any of our equity securities, except to the extent these losses and expenses (x) arise from any claim that the indemnified person’s investment decision relating to the purchase or sale of these equity securities violated a duty or other obligation of the indemnified person to the claimant or (y) are finally determined in a judicial action by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the stockholder or its affiliates.

Other Rights. Each of our stockholders that is a party to this agreement generally has the right to receive specified annual, quarterly and monthly financial information about us and is able to inspect our books, records and properties and to discuss our affairs, finances and accounts with our officers and independent auditor.

Loans to Our Executive Officers

Currently Outstanding Loans and Commitments

Loan Related to Acquisition of Common Stock by Ray Wirta. At the time of our acquisition of CB Richard Ellis Services in 2001, Mr. Wirta delivered a full-recourse note in the amount of $512,504 as payment for a portion of our shares of Class A common stock purchased in connection with an offering of shares of our Class A common stock to our employees in 2001. This note bears interest at 10.0% per year. During the year ended December 31, 2002, Mr. Wirta paid down his loan amount by $40,004. During the year ended December 31, 2003, Mr. Wirta paid down his loan amount by $70,597. As of December 31, 2003 and 2002, Mr. Wirta has an outstanding loan balance with respect to this loan of $401,903, and $472,500, respectively, which is included in notes receivable from sale of stock in the accompanying consolidated balance sheet.

1996 Equity Incentive Plan Loans to Ray Wirta and Brett White. Each of Mr. Wirta and Mr. White has an outstanding loan pursuant to the CB Richard Ellis Services 1996 Equity Incentive Plan, or EIP. Mr. White purchased 25,000 shares of CB Richard Ellis Services common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CB Richard Ellis Services common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by the delivery of full-recourse promissory notes. A First Amendment to Mr. White’s 1998 Promissory Note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of ours or of our subsidiaries on November 16, 2002 and the fair market value of our common stock was at least $38.50 per share on November 16, 2002. Mr. White’s Promissory Note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $38.50 to $16.00. During 2002, the 25,000 shares held as security for the Second Amended Promissory Note were tendered as full payment for this note. The remaining note delivered by Mr. White bears interest at 7.40%. As part of our acquisition of CB Richard Ellis Services in 2001, the 20,000 shares of CB Richard Ellis Services common stock purchased by Mr. White were exchanged for 20,000 shares of our Class B common stock, which shares were substituted for CB Richard Ellis Services shares as security for the note. Pursuant to the EIP, Mr. Wirta purchased 30,000 shares of CB Richard Ellis Services common stock in 2000 at a purchase price of $12.875 per share that was paid for by the delivery of a full-recourse promissory note bearing interest at 7.40%. As part of the 2001 acquisition, the 30,000 shares of CB Richard Ellis Services common stock were exchanged for

30,000 shares of our Class B common stock, which shares were substituted for CB Richard Ellis Services shares as security for the note. All interest charged on the outstanding promissory note balances for any year is forgiven if the executive’s performance produces a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2003, our board of directors forgave all 2002 interest on Mr. White’s and Mr. Wirta’s notes. Based on the 2003 bonuses paid to Messrs. Wirta and White in the first quarter of 2004, we expect all interest charged on their outstanding promissory notes in 2003 to be forgiven in 2004. As of December 31, 2003 and 2002, Mr. Wirta and Mr. White had outstanding loan balances with respect to these loans of $385,950 and $257,300, respectively, which are included in notes receivable from sale of stock in the accompanying consolidated balance sheets.

Commitment to Provide Loan to Ray Wirta. In the event that our common stock is not freely tradable on a national securities exchange or an over-the-counter market by June 2004, we agreed in 2001 to loan Mr. Wirta up to $3.0 million on a full-recourse basis to enable him to exercise an existing option to acquire shares held by The Koll Holding Company if Mr. Wirta is employed by us at the time of exercise, was terminated without cause or resigned for good reason. This loan will become repayable upon the earliest to occur of the following: (1) 90 days following termination of his employment, other than by us without cause or by him for good reason, (2) seven months following the date our common stock becomes freely tradable as described above and (3) the receipt of proceeds from the sale of the pledged shares. This loan will bear interest at the prime rate in effect on the date of the loan, compounded annually, and will be repayable to the extent of any net proceeds received by Mr. Wirta upon the sale of any shares of our common stock. Mr. Wirta is required to pledge the shares received upon exercise of the option as security for the loan.

Previously Outstanding Loans

Retention and Recruitment Award Loans. In the past we have made loans to our employees that represent prepaid retention and recruitment awards at varying principal amounts, bearing interest at rates up to 10.0% per annum and maturing on various dates through 2007. As of December 31, 2002, the outstanding employee loan balances included a $0.3 million loan to Ray Wirta and a $0.2 million loan to Brett White. These non-interest-bearing loans to Mr. Wirta and Mr. White were issued during 2002 and were due and payable on December 31, 2003. The compensation committee of our board of directors forgave these loans to Messrs. Wirta and White in full, effective January 1, 2004.

Loans Related to Acquisitions of Common Stock. In the past, we have made full recourse loans to employees, officers and certain of our stockholders for the purchase of shares of our commons stock. These loans are secured by shares or our common stock that are owned by the borrowers. As of December 31, 2003 and 2002, Mr. White had an outstanding loan of $179,886, and $164,832, respectively, which is included in notes receivable from sale of stock in the accompanying consolidated balance sheets. This loan relates to the acquisition of 12,500 shares of CB Richard Ellis Services common stock prior to our acquisition of CB Richard Ellis Services in 2001. Subsequent to the 2001 acquisition, these shares were converted into shares of our common stock and the related loan amount was carried forward. As amended, this loan accrued interest at 6.0% and the principal and all accrued interest was payable on or before April 23, 2010. Mr. White repaid this loan in full on February 10, 2004.

At the time of the 2001 acquisition, Mr. Wirta delivered to us an $80,000 promissory note as payment for the purchase of 5,000 shares of our Class B common stock. Mr. Wirta repaid this promissory note in full in April of 2002. Additionally, Mr. White delivered a full-recourse note in the amount of $209,734 as payment for a portion of our shares of Class A common stock purchased in connection with an offering of shares of our Class A common stock to our employees in 2001. This note bore interest at 10.0% per year. During 2002, Mr. White paid off his note in its entirety.

Transactions Related to Our Acquisition of CB Richard Ellis Services in 2001

Purchases of Common Stock and Grants of Stock Options. In connection with our acquisition of CB Richard Ellis Services in 2001, our stockholders that currently own shares of our Class B common stock, collectively, contributed 7,967,774 shares of CB Richard Ellis Services common stock to us in exchange for an equal number of shares of our Class B common stock. Also in connection with the acquisition, our stockholders affiliated with Blum Capital Partners made aggregate cash contributions to us of approximately $71.0 million in exchange for an aggregate of 4,435,154 shares of our Class B common stock and CalPERS made a cash contribution of $10.0 million in exchange for 625,000 shares of our Class A common stock.

Also in connection with the acquisition, we offered and sold shares of our Class A common stock to certain of our employees at the time that were designated by our board of directors in consultation with Ray Wirta and Brett White. If each of these designated employees subscribed for a specified number of shares that was determined by our board of directors, they were entitled to receive a grant of options to acquire our Class A common stock. These options have an exercise price of $16.00 per share and a term of 10 years, with 20% of the options vesting on each of the first five anniversaries of the completion of our acquisition of CB Richard Ellis Services in 2001 and all vesting if there is a change in control of us. In connection with this offering, Ray Wirta purchased 64,063 shares of our Class A common stock and received a grant of

176,153 options to acquire Class A common stock and Brett White purchased 26,563 shares of our Class A common stock and received a grant of 141,782 shares of our Class A common stock. As described in greater detail above, Mr. Wirta delivered a full-recourse note to us in the aggregate principal amount of $512,504 as payment for a portion of his shares and Mr. White delivered a full-recourse note in the aggregate principal amount of $209,734 as payment for a portion of his shares. Each of Mr. Wirta and Mr. White pledged as security for his full-recourse note a number of shares having an offering price equal to 200% of the amount of his note.

Transaction Fees. In connection with advisory services related to our acquisition of CB Richard Ellis Services in 2001, we paid a fee of $3.0 million to an affiliate of Blum Capital Partners and $2.0 million to an affiliate of Freeman Spogli. We also reimbursed certain expenses of our stockholders affiliated with Blum Capital Partners and Freeman Spogli.

Treatment of Warrants to Acquire Shares of CB Richard Ellis Services Common Stock. Pursuant to an agreement entered into in connection with the 2001 acquisition of CB Richard Ellis Services, we issued to our stockholders affiliated with Freeman Spogli a warrant to acquire 255,477 shares of our Class B common stock at an exercise price of $30.00 per share in exchange for the cancellation of previously outstanding warrants to acquire 364,884 shares of CB Richard Ellis Services common stock.

Also pursuant to the same agreement, previously outstanding warrants to acquire 84,988 shares of CB Richard Ellis Services common stock beneficially owned by Ray Wirta and The Koll Holding Company were cancelled and Mr. Wirta and The Koll Holding Company received $1.00 per share underlying these warrants in connection with the closing of the 2001 acquisition.

Transactions Related to Our Acquisition of Insignia Financial Group in 2003

In connection with our acquisition of Insignia, our stockholders affiliated with Blum Capital Partners made aggregate cash contributions to us of $105,394,160 in exchange for an aggregate of 6,587,135 shares of our Class B common stock, CalPERS made a cash contribution to us of $10.0 million in exchange for 625,000 shares of our Class A common stock, some of our stockholders affiliated with CSFB made aggregate cash contributions to us of $3,645,840 in exchange for an aggregate of 227,865 shares of our Class A common stock and Frederic V. Malek made a cash contribution to us of $960,000 in exchange for 60,000 shares of our Class B common stock.

Debt Financing and Other Fees Paid to CSFB and its Affiliates

In connection with the acquisition of Insignia Financial Group in 2003, CSFB and its affiliates received customary fees and reimbursement of expenses with respect to the amendment and restatement of our senior secured credit facilities in July 2003 and October 2003, the offering and initial purchase of our 9¾% senior notes due 2010 in May 2003 and the performance of mergers and acquisitions advisory services.

CSFB and its affiliates also received customary fees and reimbursements of expenses in connection with our acquisition of CB Richard Ellis Services in July 2001 with respect to our senior secured credit facilities, the offering and initial purchase of our 11¼% senior subordinated notes due 2011 and our 16% senior notes due 2011 as well as the tender offer and consent solicitation for the formerly outstanding 8 7/8% senior subordinated notes of CB Richard Ellis Services.

Co-Investment with CalPERS

In March 2001, CBRE Investors entered into a joint venture with CalPERS. This joint venture, Global Innovation Partners, targets real estate and private equity investments and expected opportunities created by the convergence of technology and real estate. The managing member of the joint venture is 50% owned by one of our subsidiaries. In connection with formation of the joint venture, CBRE Investors, CalPERS and some of our employees entered into an aggregate of $526 million of capital commitments to Global Innovations Partners, of which CalPERS committed an aggregate of $500 million.

Other Business Relationships with Our Directors

Our wholly-owned subsidiary, CB Richard Ellis Investors, L.L.C., and certain investment funds managed by CBRE Investors retained the law firm of Mayer, Rowe & Maw LLP, including its predecessors, to provide legal services during each of 2001, 2002 and 2003. Michael Kantor, who has been a member of our board of directors since February 2004, currently is a partner at Mayer, Brown, Rowe & Maw LLP.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent auditor, Deloitte & Touche LLP, for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of financial statements in our Form 10-Q filings for the years ended December 31, 2003 and 2002 were approximately $3.0 million and $2.0 million, respectively.

Audit-Related Fees

The aggregate fees billed by our auditor for professional services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above for the years ended December 31, 2003 and 2002 was approximately $0.1 million each year, which included services in connection with benefit plan audits and accounting consultations.

Tax Fees

The aggregate fees billed by our auditor for professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2003 was approximately $1.4 million, which included due diligence and integration consulting services rendered in connection with the acquisition of Insignia Financial Group, Inc., and tax compliance and consulting services in non-U.S. jurisdictions. The aggregate fees billed by our auditor for professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2002 was approximately $0.5 million, which primarily included tax compliance and consulting services in non-U.S. jurisdictions.

All Other Fees

Our auditor did not bill us for any amounts during the years ended December 31, 2003 and 2002 other than as disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The audit committee of our board of directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The audit committee has adopted pre-approval policies and procedures regarding all audit and permissible non-audit services provided by our independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

1.    Financial Statements

       See Index to Consolidated Financial Statements set forth on page 34.

2.    Financial Statement Schedule

       See Schedule II on page 97.

(b)  Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on November 20, 2003 with regard to our conference call on November 12, 2003 discussing third quarter 2003 operating results.

The registrant furnished a Current Report on Form 8-K on November 12, 2003 with regard to a press release issued on November 12, 2003 discussing our operating results for the third quarter of 2003.

The registrant filed an amended Current Report on Form 8-K on October 7, 2003, to amend a Current Report on Form 8-K, originally filed on August 7, 2003, to include the information required by Items 7 (a) and 7 (b) of Form 8-K in connection with our acquisition of Insignia Financial Group, Inc.

(c)  Exhibits

See Exhibit Index beginning on page 99 hereof.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

CB Richard Ellis Group
Allowance For Bad Debts
Balance, February 20, 2001 (inception)	$—
Acquired in connection with the 2001 Merger	12,074
Charges to expense	1,317
Write-offs, payments and other	(1,643)

Balance, December 31, 2001	11,748
Charges to expense	3,415
Write-offs, payments and other	(4,271)

Balance, December 31, 2002	10,892
Acquired in connection with the Insignia Acquisition	5,061
Charges to expense	3,436
Write-offs, payments and other	(3,208)

Balance, December 31, 2003	$16,181

Predecessor Company
Allowance For Bad Debts
Balance, December 31, 2000	$12,631
Charges to expense	3,387
Write-offs, payments and other	(3,944)

Balance, July 20, 2001	$12,074

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB Richard Ellis Group, Inc.

By:	/s/ Ray Wirta

Ray Wirta Chief Executive Officer

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard C. Blum Richard C. Blum	Chairman of the Board	March 30, 2004

/s/ Jeffrey A. Cozad Jeffrey A. Cozad	Director	March 30, 2004

/s/ Patrice Marie Daniels Patrice Marie Daniels	Director	March 30, 2004

/s/ Bradford M. Freeman Bradford M. Freeman	Director	March 30, 2004

/s/ Michael Kantor Michael Kantor	Director	March 30, 2004

/s/ Kenneth J. Kay Kenneth J. Kay	Chief Financial Officer (principal financial and accounting officer)	March 30, 2004

/s/ Frederic V. Malek Frederic V. Malek	Director	March 30, 2004

/s/ Jeffrey S. Pion Jeffrey S. Pion	Director	March 30, 2004

/s/ Brett White Brett White	Director and President	March 30, 2004

/s/ Gary L. Wilson Gary L. Wilson	Director	March 30, 2004

/s/ Ray Wirta Ray Wirta	Director and Chief Executive Officer (principal executive officer)	March 30, 2004

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp. (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC on October 20, 2003)

2.2		Purchase Agreement, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Apple Acquisition Corp. and Island Fund I LLC (incorporated by reference to Exhibit 2.3 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-59440) filed with the SEC on July 5, 2001)

3.2		Amendment to Certificate of Incorporation*

3.3		Restated Bylaws (incorporated by reference to Exhibit 3.4 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-59440) filed with the SEC on July 5, 2001)

4.1		Specimen Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-59440) filed with the SEC on July 5, 2001)

4.2		Securityholders’ Agreement, dated as of July 20, 2001, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek and the management investors named (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.3		Anti-Dilution Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 20 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.4		Warrant Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc., and FS Equity Partners III, L.P. and FS Equity Partners International, L.P. (incorporated by reference to Exhibit 26 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.5	(a)	Indenture, dated as of May 22, 2003, between CBRE Escrow, Inc., and U.S. Bank National Association, as Trustee, for 9¾% Senior Notes Due May 15, 2010 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

4.5	(b)	First Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.5	(c)	Second Supplemental Indenture, dated as of December 4, 2003, among CB Richard Ellis Services, Inc., Investors 1031, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(a)	Indenture, dated as of June 7, 2001, among CB Richard Ellis Services, Inc., BLUM CB Corp., CB Richard Ellis Group, Inc., the Subsidiary Guarantors named therein and State Street Bank and Trust Company of California, N.A., as Trustee, for 11¼% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(b)	First Supplemental Indenture, dated as of July 20, 2001, among CB Richard Ellis Services, Inc., the Subsidiary Guarantors and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 10.17(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

Exhibit Number		Description of Exhibit

4.6	(c)	Second Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association as successor to State Street Bank and Trust Company of California, N.A (incorporated by reference to Exhibit 10.17(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(d)	Third Supplemental Indenture, dated as of December 4, 2003 among CB Richard Ellis Services, Inc., Investors 1031, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 10.17(d) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.7		Indenture, dated as of July 20, 2001, among CB Richard Ellis Group, Inc., and State Street Bank and Trust Company, N.A., as Trustee, for 16% Senior Notes due 2011 (incorporated by reference to Exhibit 21 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

10.1		Amended and Restated Credit Agreement, dated as of October 14, 2003, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003)

10.2		CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)

10.3		CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)

10.4		CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)

10.5		Employment Agreement, dated as of July 20, 2001, between CB Richard Ellis Services, Inc. and Ray Wirta (incorporated by reference to Exhibit 10.13 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-4 (No. 333-70980) filed with the SEC on October 4, 2001)

10.6		Termination of Employment Agreement, effective as of February 15, 2004, between CB Richard Ellis Services, Inc. and Ray Wirta*

10.7		Employment Agreement dated June 13, 2002 between CB Richard Ellis Services, Inc. and Kenneth J. Kay (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002)

11		Statement concerning Computation of Per Share Earnings (filed as Note 16 of the Consolidated Financial Statements) *

12		Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends *

21		Subsidiaries of the Company *

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003. *

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003. *

32		Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the S Sarbanes-Oxley Act of 2003. *

*	Filed herewith