Form 10-Q
period 2004-03-31
CB RICHARD ELLIS GROUP INC
filed 2004-05-17
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number 000-32983

CB RICHARD ELLIS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

865 South Figueroa Street, Suite 3400 Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

(213) 613-3226
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal three months if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The number of shares of Class A and Class B common stock outstanding at May 4, 2004 was 7,764,867 and 57,815,844 respectively.

FORM 10-Q

March 31, 2004

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,254	$163,881
Restricted cash	15,165	14,899
Receivables, less allowance for doubtful accounts of $16,408 and $16,181 at March 31, 2004 and December 31, 2003, respectively	272,574	322,416
Warehouse receivable	72,725	230,790
Prepaid expenses	28,899	22,854
Deferred tax assets, net	65,438	57,681
Other current assets	33,705	26,461

Total Current Assets	542,760	838,982
Property and equipment, net	117,340	113,569
Goodwill	825,679	819,558
Other intangible assets, net of accumulated amortization of $82,362 and $73,449 at March 31, 2004 and December 31, 2003, respectively	123,694	131,731
Deferred compensation assets	81,111	76,389
Investments in and advances to unconsolidated subsidiaries	73,354	68,361
Deferred tax assets, net	30,216	32,179
Other assets, net	125,581	132,712

Total Assets	$1,919,735	$2,213,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$188,725	$189,787
Compensation and employee benefits payable	143,997	148,874
Accrued bonus and profit sharing	83,161	200,343
Short-term borrowings:
Warehouse line of credit	72,725	230,790
Revolver and swingline credit facility	13,250	—
Other	27,846	39,347

Total short-term borrowings	113,821	270,137
Current maturities of long-term debt	11,252	11,285
Other current liabilities	12,642	12,991

Total Current Liabilities	553,598	833,417
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $2,764 and $2,827 at March 31, 2004 and December 31, 2003, respectively	226,236	226,173
Senior secured term loan	285,000	287,500
9¾% senior notes	200,000	200,000
16% senior notes, net of unamortized discount of $2,560 and $2,844 at March 31, 2004 and December 31, 2003, respectively	35,756	35,472
Other long-term debt	43,500	42,275

Total Long-Term Debt	790,492	791,420
Deferred compensation liability	144,996	138,037
Pension liability	38,917	35,998
Other liabilities	72,712	75,024

Total Liabilities	1,600,715	1,873,896
Minority interest	6,860	6,656
Commitments and contingencies
Stockholder’s Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 8,204,241 and 8,185,323 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	82	82
Class B common stock; $0.01 par value; 100,000,000 shares authorized; 57,815,844 shares issued and outstanding at March 31, 2004 and December 31, 2003	578	578
Additional paid-in capital	361,586	361,472
Notes receivable from sale of stock	(4,388)	(4,680)
Accumulated (deficit) earnings	(15,119)	1,449
Accumulated other comprehensive loss	(28,267)	(23,780)
Treasury stock at cost, 439,374 and 416,874 shares at March 31, 2004 and December 31, 2003, respectively	(2,312)	(2,192)

Total Stockholders’ Equity	312,160	332,929

Total Liabilities and Stockholders’ Equity	$1,919,735	$2,213,481

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2004	2003
Revenue	$440,992	$263,724
Costs and expenses:
Cost of services	224,222	123,599
Operating, administrative and other	199,251	126,175
Depreciation and amortization	16,831	6,171
Merger-related charges	9,960	—

Operating (loss) income	(9,272)	7,779
Equity income from unconsolidated subsidiaries	2,526	3,063
Interest income	2,307	1,075
Interest expense	20,679	14,324

Loss before benefit for income taxes	(25,118)	(2,407)
Benefit for income taxes	(8,550)	(1,060)

Net loss	$(16,568)	$(1,347)

Basic and diluted loss per share	$(0.24)	$(0.03)

Weighted average shares outstanding for basic and diluted loss per share	67,680,255	45,087,657

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,568)	$(1,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,831	6,171
Amortization of deferred financing costs	1,662	824
Deferred compensation deferrals	4,863	2,111
Gain on sale of servicing rights and other assets	(518)	(809)
Equity income from unconsolidated subsidiaries	(2,526)	(3,063)
Provision for doubtful accounts	929	152
Deferred income tax benefit	(8,508)	(772)
Decrease in receivables	46,988	21,169
(Increase) decrease in deferred compensation assets	(4,722)	246
Decrease (increase) in prepaid expenses and other assets	28	(2,365)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(120,613)	(77,994)
(Decrease) increase in accounts payable and accrued expenses	(2,721)	1,112
Decrease in income taxes payable	(4,414)	(15,728)
Increase (decrease) in other liabilities	502	(742)
Other operating activities, net	1,420	274

Net cash used in operating activities	(87,367)	(70,761)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	(10,406)	(4,000)
Acquisition of businesses including net assets acquired, intangibles and goodwill	(7,069)	(22)
Other investing activities, net	(1,623)	1,528

Net cash used in investing activities	(19,098)	(2,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	47,500	33,750
Repayment of revolver and swingline credit facility	(34,250)	(20,250)
Repayment of senior secured term loan	(2,500)	(2,338)
(Repayment of) proceeds from euro cash pool and other loans, net	(12,802)	68
Other financing activities, net	(151)	526

Net cash (used in) provided by financing activities	(2,203)	11,756
NET DECREASE IN CASH AND CASH EQUIVALENTS	(108,668)	(61,499)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	163,881	79,701
Effect of currency exchange rate changes on cash	(959)	1,168

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$54,254	$19,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$5,882	$5,823

Income taxes, net of refunds	$3,529	$14,532

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

CB Richard Ellis Group, Inc., formerly known as CBRE Holding, Inc. (which may be referred to in this Form 10-Q as “we,” “us,” and “our”), offers a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

CB Richard Ellis Group, Inc. was incorporated on February 20, 2001 and was created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international real estate services firm. Prior to July 20, 2001, we were a wholly owned subsidiary of Blum Strategic Partners, L.P., which is an affiliate of Richard C. Blum, a director of CBRE and our company.

On July 20, 2001, we acquired all of the outstanding stock of CBRE pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among CBRE, Blum CB Corp. (Blum CB) and us. Blum CB was merged with and into CBRE with CBRE being the surviving corporation (the 2001 Merger). On July 23, 2003, our global position in the commercial real estate services industry was further solidified as CBRE acquired Insignia Financial Group, Inc.

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

The aggregate preliminary purchase price for the acquisition of Insignia was approximately $328.6 million, which includes: (1) $267.9 million in cash paid for shares of Insignia’s outstanding common stock, at $11.156 per share, (2) $38.2 million in cash paid for Insignia’s outstanding Series A preferred stock and Series B preferred stock at $100.00 per share plus accrued and unpaid dividends, (3) cash payments of $7.9 million to holders of Insignia’s vested and unvested warrants and options and (4) $14.6 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees.

The preliminary purchase accounting adjustments related to the Insignia Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, July 23, 2003. The final valuation of the net assets acquired is expected to be completed as soon as practicable, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain assets is still preliminary. Additionally, adjustment to the estimated liabilities assumed in connection with the Insignia Acquisition may still be required. During the three months ended March 31, 2004, we assigned a $6.6 million estimated fair value to the broker draw asset acquired from Insignia. Based on management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimate that we will derive benefit from this broker draw asset over two years from the date of the acquisition and will amortize it on a straight-line basis during that period. The allocation of purchase price to the broker draw asset, net of related tax impact, resulted in a $3.8 million decrease in goodwill and a related $1.4 million increase

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in net loss during the three months ended March 31, 2004. Additionally, during the three months ended March 31, 2004, we made adjustments to the liabilities assumed in connection with the Insignia Acquisition, primarily related to severance and exit costs, as well minor adjustments in the valuation of other net assets acquired, which more than offset the decrease to goodwill associated with the broker draw asset.

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and Insignia redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, the Company has accrued certain liabilities in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These liabilities assumed in connection with the Insignia Acquisition consist of the following (dollars in thousands):

	2003 Charge To Goodwill	2004 Adjustments	Utilized To Date	To be Utilized
Severance	$30,706	$162	$(14,762)	$16,106
Lease termination costs	28,922	2,969	(5,102)	26,789
Change of control payments	10,451	—	(10,451)	—
Costs associated with exiting contracts	8,921	1,997	(9,723)	1,195
Legal settlements anticipated	8,739	(139)	(3,032)	5,568

	$87,739	$4,989	$(43,070)	$49,658

3.	Basis of Presentation

The consolidated statements of operations and cash flows for the three months ended March 31, 2004 include a full quarter of activity for Insignia. However, the consolidated statement of operations and cash flows for the three months ended March 31, 2003 do not include any activity of Insignia, as the Insignia Acquisition occurred on July 23, 2003. As such, our consolidated financial statements after the Insignia Acquisition are not directly comparable to our financial statements prior to the Insignia Acquisition.

Pro forma results for the three months ended March 31, 2003, assuming the Insignia Acquisition had occurred as of January 1, 2003, are presented below. These pro forma results have been prepared for comparative purposes only and include adjustments, such as increased amortization expense as a result of intangible assets acquired in the Insignia Acquisition, as well as higher interest expense as a result of debt incurred to finance the Insignia Acquisition. These pro forma results do not purport to be indicative of what operating results would have been had the Insignia Acquisition occurred on January 1, 2003, and may not be indicative of future operating results (dollars in thousands, except share data):

Three Months Ended March 31, 2003
Revenue	$393,624
Operating loss	$(39,078)
Net loss	$(31,751)
Basic and diluted loss per share	$(0.47)

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform with the current period presentation. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004. The consolidated financial statements and notes to the consolidated financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2003.

4.	New Accounting Pronouncements

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

5.	Stock-Based Compensation

Prior to the fourth quarter of 2003, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

In the fourth quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”

In accordance with SFAS No. 123, we estimate the value of our options based upon the “Minimum Value” method. Option valuation models require the input of assumptions such as the expected stock price volatility. As our common stock was not freely tradable on a national securities exchange or an over-the-counter market during

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the periods presented in these financial statements, an effectively zero percent volatility was utilized. The dividend yield is also excluded from the calculation, as it is our present intention to retain all earnings.

The following table illustrates the effect on net loss and loss per share if the minimum value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(16,568)	$(1,347)
Add: Stock-based employee compensation expense included in reported net loss, net of the related tax effect	53	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(197)	(148)

Pro forma net loss	$(16,712)	$(1,495)

Basic and Diluted Loss per Share:
As Reported	$(0.24)	$(0.03)

Pro Forma	$(0.25)	$(0.03)

The weighted average minimum value of options granted by us was $0.55 and $0.54 for the three months ended March 31, 2004 and 2003, respectively. The minimum value of each option grant is estimated on the date of grant utilizing the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	3.08%	3.04%
Expected life	5 years	5 years

Option valuation models require the input of subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the minimum value estimate, we do not believe that the minimum value model necessarily provides a reliable single measure of the minimum value of our employee stock options.

6.	Restricted Cash

Included in the accompanying consolidated balance sheet as of March 31, 2004 and December 31, 2003, is restricted cash of $15.2 million and $14.9 million, respectively, which primarily consists of cash pledged to secure the guarantee of notes issued in connection with previous acquisitions by Insignia in the United Kingdom (UK). The acquisitions include the 1999 acquisition of St. Quintin Holdings Limited and the 1998 acquisition of Richard Ellis Group Limited.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2004	$598,439	$217,106	$4,013	$819,558
Purchase accounting adjustments related to acquisitions	5,838	344	(61)	6,121

Balance at March 31, 2004	$604,277	$217,450	$3,952	$825,679

Other intangible assets totaled $123.7 million and $131.7 million, net of accumulated amortization of $82.4 million and $73.4 million, as of March 31, 2004 and December 31, 2003, respectively, and are comprised of the following (dollars in thousands):

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Tradename	19,826		19,826

Total	$83,526		$83,526

Amortizable intangible assets
Backlog	$72,503	$(65,925)	$72,503	$(59,108)
Management contracts	26,033	(10,879)	25,649	(9,708)
Loan servicing rights	18,186	(4,272)	17,694	(3,812)
Other	5,808	(1,286)	5,808	(821)

Total	$122,530	$(82,362)	$121,654	$(73,449)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Loan servicing rights represent the fair value of servicing assets in our mortgage banking line of business in the US, the majority of which were acquired as part of the 2001 Merger. The loan servicing rights are being amortized over estimated useful lives of up to ten years.

Other amortizable intangible assets represent other intangible assets acquired as a result of the Insignia Acquisition including an intangible asset recognized for other non-contractual revenue acquired in the U.S. as well as franchise agreements and a trade name in France. These other intangible assets are being amortized over estimated useful lives of up to 20 years.

Amortization expense related to intangible assets was $8.6 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively. The estimated amortization expense for the five years ending December 31, 2008 approximates $20.4 million, $6.5 million, $4.9 million, $4.4 million and $3.2 million, respectively.

8.	Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	March 31,	December 31,
	2004	2003
Current assets	$201,222	$208,743
Non current assets	$2,171,077	$2,040,138
Current liabilities	$198,149	$154,778
Non current liabilities	$1,016,541	$969,993
Minority interest	$4,735	$4,600

Condensed Statements of Operations Information:

	Three Months Ended March 31,
	2004	2003
Net revenue	$120,579	$99,031
Operating income	$23,888	$23,604
Net income	$34,184	$21,077

Our investment management business involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage, appraisal and other professional services to these equity investees.

9.	Debt

In order to partially fund the 2001 Merger, we entered into a credit agreement with Credit Suisse First Boston (CSFB) and other lenders and borrowed $235.0 million of term loans on July 20, 2001. To partially fund the Insignia Acquisition in 2003, we amended and restated this credit agreement and borrowed an aggregate of an additional $75.0 million of term loans on July 23, 2003. On October 14, 2003, we refinanced all of the outstanding loans under our amended and restated credit agreement. As part of this refinancing, we entered into a

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

new amended and restated credit agreement. The prior credit facilities were, and the current amended and restated credit facilities, continue to be, jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. Additionally, the credit agreement required, and after the amendment and restatement continues to require, us to pay a facility fee based on the total amount of the unused commitment.

The existing amended and restated credit agreement includes the following: (1) a term loan facility of $300.0 million, which requires quarterly principal payments of $2.5 million through September 30, 2008 and matures on December 31, 2008; and (2) a $90.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. The revolving credit facility requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by us. We repaid our revolving credit facility as of July 23, 2003 and at December 31, 2003 we had no revolving line of credit principal outstanding. As of March 31, 2004, we had $13.3 million of revolving line of credit principal outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheet.

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 3.25% or the alternate base rate plus 2.25%. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. Borrowings under the revolving credit facility bear interest at varying rates based on our option, on either the applicable LIBOR plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA, which are defined in the amended and restated credit agreement. The total amount outstanding under the term loan facility included in senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $295.0 million and $297.5 million as of March 31, 2004 and December 31, 2003, respectively.

On May 22, 2003, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior notes due May 15, 2010. The proceeds of this issuance were placed in escrow pending the completion of the Insignia Acquisition on July 23, 2003, on which date the proceeds were released from escrow in order to partially fund the acquisition. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% senior notes. The 9¾% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we may redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $200.0 million as of March 31, 2004 and December 31, 2003.

In order to partially finance the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount, on June 7, 2001. CBRE assumed all obligations with respect to the 11¼% senior subordinated notes in connection with 2001 Merger. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we may redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11 ¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.2 million as of March 31, 2004 and December 31, 2003.

Also in connection with the 2001 Merger, we issued $65.0 million in aggregate principal amount of 16% senior notes due July 20, 2011. The 16% senior notes are unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrues at a rate of 16.0% per year and is payable quarterly in arrears. Interest may be paid in kind to the extent our ability to pay cash dividends is restricted by the terms of our amended and restated credit agreement. Additionally, interest in excess of 12.0% may, at our option, be paid in kind through July 2006. We elected to pay in kind the interest in excess of 12.0%, that was payable on April 20, 2002, July 20, 2002, October 20, 2002, January 20, 2003 and April 20, 2003. In the event of a change in control, we are obligated to make an offer to purchase all of our outstanding 16% senior notes at 101.0% of par. In addition, under the terms of the indenture governing the 16% senior notes, the notes are redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. However, the restricted payments covenant in our amended and restated credit agreement prevents us from purchasing or redeeming the 16% senior notes unless the purchase or redemption falls within the specified exceptions to the covenant. On October 27, 2003 and December 29, 2003, we redeemed $20.0 million and $10.0 million, respectively, in aggregate principal amount of our 16% senior notes pursuant to these exceptions. We paid $2.9 million of premiums in connection with these redemptions. The amount of the 16% senior notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $35.8 million and $35.5 million as of March 31, 2004 and December 31, 2003, respectively.

Our amended and restated credit agreement and the indentures governing our 16% senior notes, our 9¾% senior notes and our 11¼% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our amended and restated credit agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA to funded debt.

During 2001, a joint venture that we consolidate incurred $37.2 million of non-recourse debt to acquire a real estate investment in Japan. The debt is secured by a mortgage on the acquired real estate asset. In our accompanying consolidated balance sheets, this debt comprised $42.6 million and $41.8 million of our other long-term debt as of March 31, 2004 and December 31, 2003, respectively. Additionally, during the third quarter of 2003, this joint venture incurred an additional $1.9 million of non-recourse mortgage debt with a maturity date of June 15, 2004. As of March 31, 2004 and December 31, 2003, $2.0 million of this non-recourse debt is included in short-term borrowings in the accompanying consolidated balance sheets.

We had short-term borrowings of $113.8 million and $270.1 million with related average interest rates of 2.8% and 2.7% as of March 31, 2004 and December 31, 2003, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our wholly owned subsidiary, L.J. Melody & Company (L.J. Melody), has a credit agreement with Residential Funding Corporation (RFC) for the purpose of funding mortgage loans that will be resold. On September 26, 2003, we entered into a Fourth Amended and Restated Warehousing Credit and Security Agreement. The agreement provides for a revolving line of credit of up to $200.0 million, bears interest at one- month LIBOR plus 1.0% and expires on August 31, 2004. By amendment on November 14, 2003, the agreement was modified to provide a revolving line of credit increase of $50.0 million that resulted in a total line of credit equaling $250.0 million, which expires on August 31, 2004.

During the quarter ended March 31, 2004, we had a maximum of $230.8 million revolving line of credit principal outstanding with RFC. At March 31, 2004 and December 31, 2003 we had a $72.7 million and a $230.8 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had a $72.7 million and a $230.8 million warehouse receivable representing mortgage loans funded through the line of credit that had not been purchased as of March 31, 2004 and December 31, 2003, respectively, which are also included in the accompanying consolidated balance sheets.

L.J. Melody also has a credit agreement with JP Morgan Chase. The credit agreement provides for a revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank’s cost of funds and expires on May 28, 2004. L.J. Melody uses this credit line from time to time to fund short-term investments in governmental and quasi-governmental instruments. Any such investments acquired by L.J. Melody are pledged as collateral for outstanding borrowings under the credit line. At March 31, 2004 and December 31, 2003, no amounts were outstanding under this line of credit.

In connection with our acquisition of Westmark Realty Advisors in 1995, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2003. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark senior notes bore interest at 9.0%. On January 1, 2003, the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our credit agreement. On January 1, 2005, the interest rate on all of the other Westmark senior notes will be adjusted to equal the interest rate then in effect with respect to amounts outstanding under our credit agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $12.1 million as of March 31, 2004 and December 31, 2003.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2004 and December 31, 2003, $12.6 million and $12.2 million of the acquisition loan notes were outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by the bank plus 2.5%. At March 31, 2004, there were no amounts

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

outstanding under the Euro cash pool loan. The amount of the Euro cash pool loan included in short-term borrowings in the accompanying consolidated balance sheet was $11.5 million as of December 31, 2003.

10.	Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

In connection with the sale of real estate investment assets by Insignia to Island Fund I, LLC (Island) on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of March 31, 2004, an aggregate of approximately $10.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island.

L.J. Melody previously executed an agreement with the Federal National Mortgage Association (Fannie Mae) to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and we retained the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $98.6 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $1.0 million. The other 1% is covered in the form of a guarantee to Fannie Mae.

We had outstanding letters of credit totaling $24.3 million as of March 31, 2004, excluding letters of credit related to our outstanding indebtedness. Approximately $12.6 million of these letters of credit secure certain office leases and are outstanding pursuant to the revolving credit facility under our amended and restated credit agreement. An additional $10.7 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above and are outstanding pursuant to a reimbursement agreement with the Bank of Nova Scotia. Under this agreement, we may issue up to a maximum of approximately $11.0 million of letters of credit at any one time and these outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The remaining outstanding letter of credit which is for the Fannie Mae letter of credit described above, was issued pursuant to a credit agreement with Wells Fargo Bank. Under this agreement, we may issue up to a maximum of $8.0 million of letters of credit, and these outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The outstanding letters of credit as of March 31, 2004 expire at varying dates through March 31, 2005. However, we are obligated to renew the letters of credit related to certain office leases until as late as 2023, the letters of credit related to the Island Purchase Agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We had guarantees totaling $9.0 million as of March 31, 2004, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae discussed above. Approximately $4.8 million of the guarantees are related to investment activity that is scheduled to expire in October 2008. Approximately $1.7 million of guarantees are related to office leases in Europe and Asia. These guarantees will expire at the end of the lease terms. The guarantee obligation related to the agreement with Fannie Mae discussed above will expire in December 2004. The guarantee related to the Island Purchase Agreement will expire on the May 30, 2004 maturity date of the underlying loan agreement, unless such loan is renewed, modified or extended prior to such date to provide for a later maturity date. Renewals, modifications and extensions of such loan may be made without our consent, but the $1.3 million amount of our guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of March 31, 2004 we had committed $22.6 million to fund future co-investments. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

11.	Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive (loss) income. Accumulated other comprehensive loss consists of foreign currency translation adjustments and minimum pension liability adjustments. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-US subsidiaries are deemed to be reinvested for an indefinite period of time.

The following table provides a summary of comprehensive loss (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(16,568)	$(1,347)
Foreign currency translation (loss) gain	(4,487)	121

Comprehensive loss	$(21,055)	$(1,226)

12.	Per Share Information

For the three months ended March 31, 2004 and 2003, our basic and diluted loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding of 67,680,255 and 45,087,657, respectively. As a result of operating losses incurred, diluted weighted average shares outstanding did not give effect to potential common shares, as to do so would have been anti-dilutive.

13.	Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $640.8 million and $626.3 million at March 31, 2004 and December 31, 2003, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.	Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Service cost	$1,660	$1,419
Interest cost	2,837	1,392
Expected return on plan assets	(3,184)	(1,587)
Amortization of prior service costs	(53)	—
Amortization of unrecognized net gain	421	497

Net periodic pension cost	$1,681	$1,721

We contributed an additional $1.0 million to fund our pension plan during the three months ended March 31, 2004. We expect to contribute a total of $4.4 million to fund our pension plan for the year ended December 31, 2004.

15.	Merger-Related Charges

We recorded merger-related charges of $10.0 million for the three months ended March 31, 2004 in connection with the Insignia Acquisition. The charges consisted of the following (dollars in thousands):

	2003 Charge	2004 Adjustments	Utilized To Date	To be Utilized
Lease termination costs	$15,805	$7,143	$(2,775)	$20,173
Severance	7,042	993	(8,035)	—
Change of control payments	6,525	—	(6,525)	—
Consulting costs	2,738	1,154	(3,892)	—
Other	4,707	670	(5,377)	—

Total merger-related charges	$36,817	$9,960	$(26,604)	$20,173

16.	Guarantor and Nonguarantor Financial Statements

The 9 ¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. In addition, the 11 ¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. (See Note 9 to the consolidated financial statements for additional information on the 9 ¾% senior notes and the 11 ¼% senior subordinated notes.)

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003; condensed consolidating statements of operations for the three months ended March 31, 2004 and 2003; and condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions. The preliminary purchase accounting adjustments associated with the Insignia Acquisition have been recorded in the accompanying consolidated financial statements. The condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, reflect the allocation of goodwill based upon the estimated fair value of Insignia’s acquired reporting units (See Note 2 to the consolidated financial statements for additional information).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,177	$13,338	$21,932	$15,807	$—	$54,254
Restricted cash	—	—	13,036	2,129	—	15,165
Receivables, less allowance for doubtful accounts	17	18	123,953	148,586	—	272,574
Warehouse receivable	—	—	72,725	—	—	72,725
Prepaid expenses and other current assets	75,865	30,126	27,220	23,976	(29,145)	128,042

Total current assets	79,059	43,482	258,866	190,498	(29,145)	542,760
Property and equipment, net	—	—	70,834	46,506	—	117,340
Goodwill	—	—	578,218	247,461	—	825,679
Other intangible assets, net	—	—	97,093	26,601	—	123,694
Deferred compensation assets	—	81,111	—	—	—	81,111
Investment in and advances to unconsolidated subsidiaries	—	5,361	53,455	14,538	—	73,354
Investment in consolidated subsidiaries	279,195	67,695	128,892	—	(475,782)	—
Intercompany loan receivable	—	950,064	—	—	(950,064)	—
Deferred tax assets, net	30,216	—	—	—	—	30,216
Other assets, net	2,305	31,673	31,860	59,743	—	125,581

Total Assets	$390,775	$1,179,386	$1,219,218	$585,347	$(1,454,991)	$1,919,735

Current Liabilities:
Accounts payable and accrued expenses	$1,192	$20,709	$78,412	$88,412	$—	$188,725
Intercompany payable	29,145	—	—	—	(29,145)	—
Compensation and employee benefits payable	—	—	89,389	54,608	—	143,997
Accrued bonus and profit sharing	—	—	29,340	53,821	—	83,161
Short-term borrowings:
Warehouse line of credit	—	—	72,725	—	—	72,725
Revolver and swingline credit facility	—	13,250				13,250
Other	—	—	25,620	2,226	—	27,846

Total short-term borrowings	—	13,250	98,345	2,226	—	113,821
Current maturities of long-term debt	—	10,000	1,028	224		11,252
Other current liabilities	12,522	—	—	120	—	12,642

Total Current Liabilities	42,859	43,959	296,514	199,411	(29,145)	553,598
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	226,236	—	—	—	226,236
Senior secured term loan	—	285,000	—	—	—	285,000
9¾% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	35,756	—	—	—	—	35,756
Other long-term debt	—	—	330	43,170	—	43,500
Intercompany loan payable	—	—	807,692	142,372	(950,064)	—

Total long-term debt	35,756	711,236	808,022	185,542	(950,064)	790,492
Deferred compensation liability	—	144,996	—	—	—	144,996
Other liabilities	—	—	46,987	64,642	—	111,629

Total Liabilities	78,615	900,191	1,151,523	449,595	(979,209)	1,600,715
Minority interest	—	—	—	6,860	—	6,860
Commitments and contingencies
Stockholders’ Equity:	312,160	279,195	67,695	128,892	(475,782)	312,160

Total Liabilities and Stockholders’ Equity	$390,775	$1,179,386	$1,219,218	$585,347	$(1,454,991)	$1,919,735

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,008	$17	$148,752	$12,104	$—	$163,881
Restricted cash	—	—	12,545	2,354	—	14,899
Receivables, less allowance for doubtful accounts	27	18	114,215	208,156	—	322,416
Warehouse receivable	—	—	230,790	—	—	230,790
Prepaid expenses and other current assets	63,557	42,151	18,957	22,998	(40,667)	106,996

Total current assets	66,592	42,186	525,259	245,612	(40,667)	838,982
Property and equipment, net	—	—	66,280	47,289	—	113,569
Goodwill	—	—	572,376	247,182	—	819,558
Other intangible assets, net	—	—	101,326	30,405	—	131,731
Deferred compensation assets	—	76,389	—	—	—	76,389
Investment in and advances to unconsolidated subsidiaries	—	4,973	50,732	12,656	—	68,361
Investment in consolidated subsidiaries	321,451	252,399	199,393	—	(773,243)	—
Intercompany loan receivable	—	787,009	—	—	(787,009)	—
Deferred tax assets, net	32,179	—	—	—	—	32,179
Other assets, net	2,555	27,819	44,779	57,559	—	132,712

Total Assets	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

Current Liabilities:
Accounts payable and accrued expenses	$1,187	$7,614	$64,392	$116,594	$—	$189,787
Intercompany payable	40,667	—	—	—	(40,667)	—
Compensation and employee benefits payable	—	—	98,160	50,714	—	148,874
Accrued bonus and profit sharing	—	—	112,365	87,978	—	200,343
Short-term borrowings:
Warehouse line of credit	—	—	230,790	—	—	230,790
Other	—	—	25,480	13,867	—	39,347

Total short-term borrowings	—	—	256,270	13,867	—	270,137
Current maturities of long-term debt	—	10,000	1,029	256	—	11,285
Other current liabilities	12,522	—	—	469	—	12,991

Total Current Liabilities	54,376	17,614	532,216	269,878	(40,667)	833,417
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	226,173	—	—	—	226,173
Senior secured term loan	—	287,500	—	—	—	287,500
9¾% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	35,472	—	—	—	—	35,472
Other long-term debt	—	—	330	41,945	—	42,275
Inter-company loan payable	—	—	726,844	60,165	(787,009)	—

Total long-term debt	35,472	713,673	727,174	102,110	(787,009)	791,420
Deferred compensation liability	—	138,037	—	—	—	138,037
Other liabilities	—	—	48,356	62,666	—	111,022

Total Liabilities	89,848	869,324	1,307,746	434,654	(827,676)	1,873,896
Minority interest	—	—	—	6,656	—	6,656
Commitments and contingencies
Stockholders’ Equity:	332,929	321,451	252,399	199,393	(773,243)	332,929

Total Liabilities and Stockholders’ Equity	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$308,899	$132,093	$—	$440,992
Costs and expenses:
Cost of services	—	—	163,546	60,676	—	224,222
Operating, administrative and other	296	2,574	126,091	70,290	—	199,251
Depreciation and amortization	—	—	9,967	6,864	—	16,831
Merger-related charges	—	—	7,672	2,288	—	9,960

Operating (loss) income	(296)	(2,574)	1,623	(8,025)	—	(9,272)
Equity income (loss) from unconsolidated subsidiaries	—	352	2,451	(277)	—	2,526
Interest income	27	14,240	650	1,612	(14,222)	2,307
Interest expense	2,071	16,168	12,996	3,666	(14,222)	20,679
Equity loss from consolidated subsidiaries	(14,612)	(12,727)	(7,750)	—	35,089	—

Loss before benefit for income taxes	(16,952)	(16,877)	(16,022)	(10,356)	35,089	(25,118)
Benefit for income taxes	(384)	(2,265)	(3,295)	(2,606)	—	(8,550)

Net loss	$(16,568)	$(14,612)	$(12,727)	$(7,750)	$35,089	$(16,568)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$190,490	$73,234	$—	$263,724
Costs and expenses:
Cost of services	—	—	89,697	33,902	—	123,599
Operating, administrative and other	100	1,968	83,035	41,072	—	126,175
Depreciation and amortization	—	—	4,234	1,937	—	6,171

Operating (loss) income	(100)	(1,968)	13,524	(3,677)	—	7,779
Equity income (loss) from unconsolidated subsidiaries	—	24	3,249	(210)	—	3,063
Interest income	36	9,313	455	566	(9,295)	1,075
Interest expense	2,909	10,066	8,855	1,789	(9,295)	14,324
Equity income (loss) from consolidated subsidiaries	331	3,378	(4,649)	—	940	—

(Loss) income before (benefit) provision for income taxes	(2,642)	681	3,724	(5,110)	940	(2,407)
(Benefit) provision for income taxes	(1,295)	350	346	(461)	—	(1,060)

Net (loss) income	$(1,347)	$331	$3,378	$(4,649)	$940	$(1,347)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(14,076)	$15,002	$(78,947)	$(9,346)	$(87,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(9,039)	(1,367)	(10,406)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(3,060)	(4,009)	(7,069)
Other investing activities, net	—	—	456	(2,079)	(1,623)

Net cash used in investing activities	—	—	(11,643)	(7,455)	(19,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	47,500	—	—	47,500
Repayment of revolver and swingline credit facility	—	(34,250)	—	—	(34,250)
Repayment of senior secured term loan	—	(2,500)	—	—	(2,500)
Repayment of euro cash pool and other loans, net	—	—	(286)	(12,516)	(12,802)
Decrease (increase) in intercompany receivables, net	13,975	(12,276)	(35,944)	34,245	—
Other financing activities, net	270	(155)	—	(266)	(151)

Net cash provided by (used in) financing activities	14,245	(1,681)	(36,230)	21,463	(2,203)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169	13,321	(126,820)	4,662	(108,668)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881
Effect of currency exchange rate changes on cash	—	—	—	(959)	(959)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,177	$13,338	$21,932	$15,807	$54,254

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$1,533	$3,436	$384	$529	$5,882
Income taxes, net of refunds	$3,529	$—	$—	$—	$3,529

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(678)	$4,924	$(45,078)	$(29,929)	$(70,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(3,228)	(772)	(4,000)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(22)	—	(22)
Other investing activities, net	—	—	1,866	(338)	1,528

Net cash used in investing activities	—	—	(1,384)	(1,110)	(2,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	33,750	—	—	33,750
Repayment of revolver and swingline credit facility	—	(20,250)	—	—	(20,250)
Repayment of senior secured term loans	—	(2,338)	—	—	(2,338)
(Increase) decrease in intercompany receivables, net	—	(15,864)	(15,256)	31,120	—
Other financing activities, net	633	—	—	(39)	594

Net cash provided by (used in) financing activities	633	(4,702)	(15,256)	31,081	11,756

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45)	222	(61,718)	42	(61,499)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	1,168	1,168

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$82	$276	$12,455	$6,557	$19,370

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$2,009	$3,160	$406	$248	$5,823
Income taxes, net of refunds	$14,532	$—	$—	$—	$14,532

.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17.	Industry Segments

We report our operations through three geographically organized segments: (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific. The Americas consist of operations in the U.S., Canada, Mexico and South America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. Summarized financial information by operating segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue
Americas	$327,191	$199,950
EMEA	85,357	45,478
Asia Pacific	28,444	18,296

	$440,992	$263,724

Operating (loss) income
Americas	$205	$11,270
EMEA	(9,985)	(688)
Asia Pacific	508	(2,803)

	(9,272)	7,779
Equity income (loss) from unconsolidated subsidiaries
Americas	2,480	3,226
EMEA	(238)	(126)
Asia Pacific	284	(37)

	2,526	3,063
Interest income	2,307	1,075
Interest expense	20,679	14,324

Loss before benefit for income tax	$(25,118)	$(2,407)

18.	Subsequent Events

On April 23, 2004, we entered into an amendment to the current amended and restated credit agreement that includes a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness. In May 2004, $20.1 million in aggregate principal amount of our 11 1/4% senior subordinated notes were purchased in the open market. We paid $2.9 million of premiums in connection with these open market purchases.

On May 4, 2004, we amended our Certificate of Incorporation increasing the authorized Class A common shares to 325,000,000 and the authorized Class B common shares to 100,000,000. Additionally, on May 4, 2004, our Board of Directors approved a three-for-one split of our outstanding Class A common stock, and Class B common stock, which split was effected by a stock dividend. The applicable share and per share data for all periods included herein have been restated to give effect to this stock split.

On May 12, 2004, our wholly owned subsidiary’s, L.J. Melody & Company’s, credit agreement with RFC was modified to provide a temporary revolving line of credit increase of $100.0 million that resulted in a total line of credit equaling $350.0 million. This increase will be effective on May 30, 2004 and expires 90 days after the effective date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest global commercial real estate services firm, based on 2003 revenue, offering a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2003, we operated in 48 countries with over 13,500 employees in 220 offices providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

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

Macroeconomic Conditions

Our operations are directly affected by actual and perceived trends in various national and economic conditions that affect global and regional markets for commercial real estate services, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws affecting real estate. Periods of economic slowdown or recession, rising interest rates, a declining demand for real estate or the public perception that any of these events may occur, can harm many of our business lines. These economic conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage banking business. If our brokerage and mortgage banking businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various business lines.

During 2002 and 2001, we were adversely affected by the slowdown in the U.S. economy, which negatively impacted the commercial real estate market generally. This caused a decline in our leasing activities within the United States. Moreover, in part because of the terrorist attacks on September 11, 2001 and the subsequent conflict with Iraq, the economic climate in the United States became very uncertain, which had an adverse effect on commercial real estate market conditions and, in turn, our operating results for 2002 and 2001. During 2003, economic conditions in the United States improved, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s sales and leasing activities. We expect this trend to continue in the near term.

Our management team primarily addresses adverse changes in economic conditions through our compensation structure. Compensation is one of our largest expenses, and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe, our management also has sought to improve operational performance through cost reduction programs. For example, as economic conditions worsened in 2001, our management team made targeted reductions in our workforce, reduced senior management bonuses, streamlined general and administrative operations and cut capital expenditures and other discretionary operating expenses. After our acquisition of CB Richard Ellis Services in 2001, our management also instituted a “best practices” program branded “People, Platform & Performance” in order to implement and encourage new business practices that would result in lower operating expenses and enhance revenue and margin growth. We estimate that we realized approximately $18.7 million of savings in operating expenses during 2002 as a result of this program. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our future financial condition and results of operations.

Effects of Prior Acquisitions

Although we do not currently have any specific acquisition plans, our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage banking services through our 1996 acquisition of L.J. Melody & Company and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors and our 1997 acquisition of Koll Real Estate Services. An example of a strategic acquisition that increased our geographic coverage was our 1998 acquisition of Hillier Parker May & Rowden in the United Kingdom. Our largest acquisition to date was our July 23, 2003 acquisition of Insignia Financial Group, which not only significantly increased the scale of our real estate services and outsourcing services business lines in the Americas segment but also significantly increased our presence in the New York, London and Paris metropolitan areas.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenses and charges and the costs of integrating the acquired business and its financial and accounting systems into our own. For example, through March 31, 2004, we have incurred approximately $175.0 million of transaction-related expenses in connection with our acquisition of Insignia in 2003 and approximately $87.6 million of transaction-related expenses in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenses include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. In addition, through March 31, 2004, we have incurred approximately $19.0 million of costs in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own.

International Operations

We have made significant acquisitions of non-U.S. companies and, although we currently have no specific plans to do so, we may acquire additional foreign companies in the future. As we increase our foreign operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the United States only at levels necessary for operating purposes. In addition, from time to time we enter into foreign currency exchange contracts to mitigate our exposure to exchange rate changes related to particular transactions. Although our management historically has not entered into agreements to hedge the risks associated with the translation of foreign currencies into U.S. dollars, on April 6, 2004 we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling, which matures on December 29, 2004. The net impact on our earnings resulting from unrealized gains and/or losses on this option agreement is not expected to be material. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, our management cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

Our international operations also are subject to, among other things, political instability and changing regulatory environments, which may adversely affect our future financial condition and results of operations. Our management routinely monitors these risks and costs and evaluates the appropriate amount of resources to allocate towards business activities in foreign countries where such risks and costs are particularly significant. For example, in late 2001 and early 2002 we decided to sell our wholly owned operations in Thailand, the Philippines and India. These operations had highly cyclical financial performance due to continuing economic and political instability in the region. By selling the operations and entering into cross-referral and royalty agreements with the purchasers, we were able to maintain our presence, brand and service capability in those countries while generally eliminating our financial risk. However, these measures have only mitigated but not eliminated our overall exposure to the risks associated with operating outside the United States.

Leverage

We are highly leveraged and have significant debt service obligations. Although our management believes that the incurrence of this long-term indebtedness has been important in the development of our business, including facilitating our acquisition of Insignia Financial Group in 2003, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, we refinanced our senior secured credit facilities in October 2003 to obtain more attractive interest rates and other terms and we redeemed $30.0 million of our 16% senior notes in late 2003. Notwithstanding such activities, our level of indebtedness and the operating and financial restrictions in our debt agreements both place significant constraints on the operation of our business.

Basis of Presentation

Recent Significant Acquisitions and Dispositions

On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 28, 2003 by and among us, CB Richard Ellis Services, Apple Acquisition Corp., a Delaware corporation and wholly owned subsidiary of CB Richard Ellis Services, and Insignia Financial Group, Inc., Apple Acquisition was merged with and into Insignia. Insignia was the surviving corporation in the Insignia acquisition and at the effective time of the Insignia acquisition became a wholly owned subsidiary of CB Richard Ellis Services.

The consolidated statements of operations and cash flows include a full quarter of results for Insignia for the three months ended March 31, 2004. However, the consolidated statements of operations and cash flows for the three months ended March 31, 2003 do not include the results of Insignia, as the Insignia acquisition occurred on July 23, 2003. As such, our consolidated financial statements after the Insignia acquisition are not directly comparable to our consolidated financial statements prior to the Insignia acquisition.

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

Results of Operations

The following tables set forth items derived from the consolidated statements of operations for the three months ended March 31, 2004 and 2003 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Revenue	$440,992	100.0%	$263,724	100.0%

Costs and expenses:
Cost of services	224,222	50.8	123,599	46.9
Operating, administrative and other	199,251	45.2	126,175	47.8
Depreciation and amortization	16,831	3.8	6,171	2.3
Merger-related charges	9,960	2.3	—	—

Operating (loss) income	(9,272)	(2.1)	7,779	2.9
Equity income from unconsolidated subsidiaries	2,526	0.6	3,063	1.2
Interest income	2,307	0.5	1,075	0.4
Interest expense	20,679	4.7	14,324	5.4

Loss before benefit for income taxes	(25,118)	(5.7)	(2,407)	(0.9)
Benefit for income taxes	(8,550)	(1.9)	(1,060)	(0.4)

Net loss	$(16,568)	(3.8)%	$(1,347)	(0.5)%

EBITDA	$10,085	2.3%	$17,013	6.5%

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful to readers because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that EBITDA is useful in evaluating our performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, operating income (loss) and net income (loss), each as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(16,568)	$(1,347)
Add:
Depreciation and amortization	16,831	6,171
Interest expense	20,679	14,324
Benefit for income taxes	(8,550)	(1,060)
Less:
Interest income	2,307	1,075

EBITDA	$10,085	$17,013

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 30, 2003

We reported a consolidated net loss of $16.6 million for the three months ended March 31, 2004 on revenue of $441.0 million as compared to a consolidated net loss of $1.3 million on revenue of $263.7 million for the three months ended March 31, 2003.

Our revenue on a consolidated basis increased by $177.3 million, or 67.2%, as compared to the three months ended March 31, 2003. The overall increase was primarily driven by our acquisition of Insignia, which resulted in higher revenues in our Americas real estate services business line particularly relative to leasing activity in the New York area, combined with increased lease transaction revenue in London and Paris, as well as higher appraisal and consultation fees in the United Kingdom. The increase in revenue was also due to the continued improvement of general economic conditions in the United States, which resulted in higher sales transaction revenue as well as increased lease transaction revenue and management fees, and foreign currency translation, which had a $17.4 million positive impact on total revenue during the three months ended March 31, 2004.

Our cost of services on a consolidated basis increased by $100.6 million, or 81.4%, as compared to the three months ended March 31, 2003. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by our acquisition of Insignia, which resulted in higher payroll-related costs, including bonus accruals, insurance and benefits, producer retention and broker draw amortization. As part of our refinement of the purchase price allocation for the Insignia acquisition, we assigned a $6.6 million fair value to a broker draw asset acquired in the Insignia acquisition during the three months ended March 31, 2004. Based on management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimate that we will derive benefit from the broker draw asset over two years from the date of acquisition and will amortize it on a straight-line basis during that period. During the three months ended March 31, 2004, we have recorded a $2.2 million adjustment for the amortization of this broker draw asset on a cumulative basis. The producer retention and the broker draw amortization are considered integration costs associated with the Insignia acquisition and together amounted to $3.6 million for the three months ended March 31, 2004. The increase was also due to the overall increase in worldwide sales and lease transaction revenue, as well as foreign currency translation, which had an $8.0 million negative impact on cost of services during the three months ended March 31, 2004. Cost of services as a percentage of revenue increased from 46.9% in the first quarter of 2003 to 50.3% in the first quarter of 2004 primarily as a result of the producer retention and broker draw amortization recorded in 2004 as well as the new mix of compensation structures as a result of compensation plans adopted in the Insignia acquisition within our Americas segment. However, we expect that the full year 2004 cost of services percentage of revenue will be more comparable to the full year 2003 cost of services percentage of revenue.

Our operating, administrative and other expenses on a consolidated basis were $199.3 million, an increase of $73.1 million, or 57.9%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase was primarily driven by higher costs as a result of the Insignia acquisition, including $1.8 million of integration costs, as well as increased worldwide payroll-related expenses, such as bonuses and insurance and benefits, principally in the Americas and Europe. Higher occupancy expense in the United Kingdom as a result of our relocation to new facilities in the fourth quarter of 2003 also contributed to the increase. Additionally, lower net foreign currency transaction gains contributed to the overall increase over the prior year. Although the U.S. dollar continued to weaken during the quarter, a trend that we have experienced over the past few years, it has weakened at a slower rate, which has reduced this positive offset to total operating expenses versus the prior year. Finally, foreign currency translation had an $8.8 million negative impact on total operating expenses during the three months ended March 31, 2004.

Our depreciation and amortization expense on a consolidated basis increased by $10.7 million, or 172.7%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 primarily due to $7.6 million of amortization expense related to intangibles acquired in the Insignia acquisition, including $6.8 million related to acquired net revenue backlog. As of March 31, 2004, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Insignia acquisition was $6.6 million, which is expected to be fully amortized by the end of 2004 (See Note 7 of the Notes to Consolidated Financial Statements).

Our merger related charges on a consolidated basis were $10.0 million for the three months ended March 31, 2004. These charges primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which are attributable to the Insignia acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased $0.5 million, or 17.5%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily due to a one-time gain on the sale of owned units in an investment fund in the prior year.

Our consolidated interest expense was $20.7 million for the three months ended March 31, 2004, an increase of $6.4 million, or 44.4%, as compared to the three months ended March 31, 2003, which was primarily due to debt incurred in connection with the Insignia acquisition.

Our benefit for income taxes on a consolidated basis was $8.6 million, an increase of $7.5 million, or 706.6%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The effective tax rate decreased from 44% in the first quarter of 2003 to 34% in first quarter of 2004, primarily as a result of non-taxable gains recognized from our deferred compensation plan during the current quarter compared to non-deductible losses experienced in the first quarter of 2003, coupled with the impact of lower non-deductible interest expense.

Segment Operations

We report our operations through three geographically organized segments: (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific. The Americas results for the three months ended March 31, 2004 include merger-related charges of $7.6 million attributable to the Insignia Acquisition. The EMEA results for the three months ended March 31, 2004 include merger-related charges of $2.3 million associated with the Insignia Acquisition. The following table summarizes the revenue, costs and expenses, and operating income (loss) by operating segment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Americas
Revenue	$327,191	100.0%	$199,950	100.0%
Costs and expenses:
Cost of services	173,896	53.1	94,993	47.5
Operating, administrative and other	135,165	41.3	89,165	44.6
Depreciation and amortization	10,309	3.2	4,522	2.3
Merger-related charges	7,616	2.3	—	—

Operating income	$205	0.1%	$11,270	5.6%

EBITDA	$12,994	4.0%	$19,018	9.5%

EMEA
Revenue	$85,357	100.0%	$45,478	100.0%
Costs and expenses:
Cost of services	36,225	42.4	19,563	43.0
Operating, administrative and other	51,067	59.8	25,690	56.5
Depreciation and amortization	5,706	6.7	913	2.0
Merger-related charges	2,344	2.8	—	—

Operating loss	$(9,985)	(11.7)%	$(688)	(1.5)%

EBITDA	$(4,517)	(5.3)%	$99	0.2%

Asia Pacific
Revenue	$28,444	100.0%	$18,296	100.0%
Costs and expenses:
Cost of services	14,101	49.6	9,043	49.4
Operating, administrative and other	13,019	45.8	11,320	61.9
Depreciation and amortization	816	2.8	736	4.0

Operating income (loss)	$508	1.8%	$(2,803)	(15.3)%

EBITDA	$1,608	5.7%	$(2,104)	(11.5)%

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful to readers because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that EBITDA is useful in evaluating our performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, operating income (loss), as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements.

We do not allocate net interest expense or (benefit) provision for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows:

	Three Months Ended March 31,
	2004	2003
Americas
Operating income	$205	$11,270
Add:
Depreciation and amortization	10,309	4,522
Equity income from unconsolidated subsidiaries	2,480	3,226

EBITDA	$12,994	$19,018

EMEA
Operating loss	$(9,985)	$(688)
Add:
Depreciation and amortization	5,706	913
Equity loss from unconsolidated subsidiaries	(238)	(126)

EBITDA	$(4,517)	$99

Asia Pacific
Operating income (loss)	$508	$(2,803)
Add:
Depreciation and amortization	816	736
Equity income (loss) from unconsolidated subsidiaries	284	(37)

EBITDA	$1,608	$(2,104)

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Americas

Revenue increased by $127.2 million, or 63.6%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 primarily driven by the expansion of our market share in our real estate services business line through our acquisition of Insignia, particularly in leasing activity in the New York area. Additionally, the continued improvement of general economic conditions in the United States led to an increase in the volume of commercial real estate transactions resulting in higher sales transaction revenue as well as increased lease transaction revenue and management fees. Cost of services increased by $78.9 million, or 83.1%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 primarily due to higher commission expense, bonus accruals, insurance and benefits, producer retention and broker draw amortization as a result of the Insignia acquisition as well as the higher sales and lease transaction revenue. The producer retention expense, which represents amounts paid to the top advisory services professionals of Insignia that we retained at the time of the acquisition, is being amortized through cost of services over the respective lives of their underlying employment agreements. The broker draw amortization represents the cumulative adjustment for the amortization of the broker draw asset acquired in the Insignia acquisition. The fair value of which was refined during the three months ended March 31, 2004. The remaining net broker draw asset of $4.4 million will be amortized on a straight-line basis over the next sixteen months. Both the producer retention and broker draw amortization are considered integration costs associated with the Insignia acquisition and amounted to $3.0 million for the three months ended March 31, 2004. Cost of services as a percentage of revenue increased from 47.5% in the first quarter of 2003 to 53.1% in the first quarter of 2004, primarily as a result of the producer retention and broker draw amortization recorded in 2004 as well as the new mix of compensation structures as a result of compensation plans adopted in the Insignia acquisition. However, we expect that the full year 2004 cost of services percentage of revenue will be more comparable to the full year 2003 cost of services percentage of revenue. Operating, administrative and other expenses increased $46.0 million, or 51.6%, mainly caused by higher costs as a result of the Insignia Acquisition, including integration expenses of $1.8 million, as well as increased bonuses and insurance and benefits costs. Additionally, lower net foreign currency transaction gains reduced the positive offset to total operating expenses versus the prior year.

EMEA

Revenue increased by $39.9 million, or 87.7%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily driven by the Insignia acquisition as evidenced by higher lease transaction revenue in London and Paris, as well as increased appraisal and consultation fees, predominantly in the United Kingdom. Foreign currency translation had an $11.3 million positive impact on total revenue during the three months ended March 31, 2004. Cost of services increased $16.7 million, or 85.2%, as a result of higher producer compensation expense as well as increased payroll-related costs, particularly in the United Kingdom and France, primarily driven by the Insignia acquisition. Also included in producer compensation expense were integration costs of $0.6 million, representing amounts paid to the top producers of Insignia in the United Kingdom, which is being amortized over the respective lives of their underlying employment agreements. Foreign currency translation had a $4.6 million negative impact on cost of services during the current quarter. Operating, administrative and other expenses increased by $25.4 million, or 98.8%, mainly driven by increased costs as a result of the Insignia acquisition, including higher payroll related expenses. Additionally, occupancy expense was higher in the United Kingdom as a result of our relocation to new facilities in the fourth quarter of 2003. Lastly, foreign currency translation had a $6.4 million negative impact on total operating expenses during the three months ended March 31, 2004.

Asia Pacific

Revenue increased by $10.1 million, or 55.5%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase was primarily driven by an overall increase in revenue in Australia and Japan, primarily resulting from our incremental efforts to increase our market share in this region. Foreign currency translation had a $3.8 million positive impact on total revenue during the current quarter. Cost of services increased by $5.1 million, or 55.9%, mainly attributable to increased transaction revenue as well as higher producer compensation expense due to increased headcount in Australia and Japan resulting from our incremental efforts to increase our market share in this region. Foreign currency translation had a $2.1 million negative impact on cost of services for the three months ended March 31, 2004. Operating, administrative and other expenses increased by $1.7 million, or 15.0%, primarily due to higher payroll related costs in Australia and Japan, again attributable to increased headcount. Foreign currency translation had a $1.7 million negative impact on total operating expenses during the three months ended March 31, 2004.

Liquidity and Capital Resources

We believe we can satisfy our working capital requirements and funding of investments with internally generated cash flow and borrowings under the revolving credit facility of our amended and restated credit agreement described below. Included in the capital requirements that we expect to be able to fund during 2004 are approximately $40.0 million of anticipated capital expenditures, net of concessions received. The capital expenditures for 2004 are primarily comprised of information technology costs, which are driven largely by computer replacement costs as well as costs associated with upgrading various servers and systems, and leasehold improvements.

During 2001 and 2003, we required substantial amounts of new equity and debt financing to fund our acquisitions of CB Richard Ellis Services and Insignia Financial Group. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. As a result, our management anticipates that our cash flow from operations and revolving credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next twelve months.

Although we currently do not have any specific acquisition plans, our management believes that any future material acquisitions that we make most likely would require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for other material transactions on terms that our management believed to be reasonable. However, we may not be able to find acquisition financing on favorable terms in the future, if we decide to make any material acquisitions.

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan in 2008, our 9¾% senior notes in 2010 and our 16% senior notes and 11¼% senior subordinated notes in 2011. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot assure you that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

The other primary component of our long-term liquidity needs are our obligations related to our deferred compensation plan and our U.K. pension plans. Pursuant to our deferred compensation plan, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plan represent future cash payment obligations for us. We currently have invested in insurance funds for the purpose of funding approximately half of our future cash deferred compensation obligations. In addition, upon each distribution under the plan, we receive a corresponding tax deduction for such compensation payment. Our U.K. subsidiaries maintain pension plans with respect to which a limited number of our U.K. employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. As of December 31, 2003, based upon actuarial calculations of future benefit obligations under these plans, these plans were in the aggregate approximately $44.2 million underfunded. Our management expects that any future obligations under our deferred compensation plan and pension plans that are not currently funded will be funded out of our future cash flow from operations.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $87.4 million for the three months ended March 31, 2004, an increase of $16.6 million compared to the three months ended March 31, 2003. The acquisition of Insignia Financial Group in July 2003 has impacted substantially all components of cash used in our operating activities making comparison against the prior year not meaningful.

Investing Activities

Net cash used in investing activities totaled $19.1 million for the three months ended March 31, 2004, an increase of $16.6 million compared to the three months ended March 31, 2004. This increase was primarily due to costs incurred in 2004 associated with the Insignia acquisition. Capital expenditures, net of concessions received, of $10.4 million during the three months ended March 31, 2004 were $6.4 million higher than the three months ended March 31, 2003. This increase was primarily due to integration costs related to leasehold improvements in new and combined offices.

Financing Activities

Net cash used in financing activities totaled $2.2 million for the three months ended March 31, 2004 compared to net cash provided by financing activities of $11.8 million for the three months ended March 31, 2003. The increase in cash used in financing activities was primarily due to the repayment of the Euro cash pool loan in 2004.

Indebtedness

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. As mentioned above, we currently do not have any specific acquisition plans. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Most of our long-term indebtedness was incurred in connection with our acquisition of CB Richard Ellis Services in July 2001 and our acquisition of Insignia. The CB Richard Ellis Services acquisition, which was a going private transaction involving members of our senior management, affiliates of Blum Capital Partners and Freeman Spogli & Co. and some of our other existing stockholders, was undertaken so that we could take advantage of growth opportunities and focus on improvements in the CB Richard Ellis Services businesses. The Insignia acquisition increased the scale of our real estate services and outsourcing services businesses as well as significantly increased our presence in the New York, London and Paris metropolitan areas.

In order to partially fund our acquisition of CB Richard Ellis Services in 2001, we entered into a credit agreement with Credit Suisse First Boston, or CSFB, and other lenders and borrowed $235.0 million of term loans on July 20, 2001. To partially fund our acquisition of Insignia Financial Group in 2003, we amended and restated this credit agreement and borrowed an aggregate of an additional $75.0 million of term loan on July 23, 2003. On October 14, 2003, we refinanced all of the outstanding loans under our amended and restated credit agreement, and entered into a new amended and restated credit agreement. The current amended and restated credit agreement includes the following: (1) a term loan facility of $300.0 million, which was fully drawn on October 14, 2003, requires quarterly principal payments of $2.5 million through September 30, 2008 and matures on December 31, 2008; and (2) a $90.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. The revolving credit facility requires the repayment of any outstanding balance for a period of 45 consecutive days commencing on any day in the month of December of each year as determined by us. We repaid our revolving credit facility as of July 23, 2003 and November 5, 2002, and at December 31, 2003, we had no revolving line of credit outstanding. At March 31, 2004, however, we had $13.3 million of the revolving line of credit principal outstanding.

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 3.25% or the alternate base rate plus 2.25%. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. Borrowings under the revolving credit facility bear interest at varying rates based on our option, on either the applicable LIBOR plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA, which are defined in the amended and restated credit agreement. In addition, we are required to pay a revolving credit facility fee based on the total amount of the unused commitment. The borrowings under the amended and restated credit agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. The total amount outstanding under the term loan facility included in senior secured term loan and current maturities of long-term debt in the accompanying unaudited consolidated balance sheets was $295.0 million and $297.5 million as of March 31, 2004 and December 31, 2003, respectively.

On April 23, 2004, we entered into an amendment to the current amended and restated credit agreement that includes a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness.

On May 22, 2003, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes due May 15, 2010. The proceeds of this issuance were placed in escrow pending the completion of the Insignia acquisition on July 23, 2003, on which date the proceeds were released from escrow in order to partially fund the acquisition, CBRE Escrow merged with and into CB Richard Ellis Services and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes. The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we may redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in our unaudited consolidated balance sheets was $200.0 million as of March 31, 2004, and December 31, 2003.

In order to partially finance our acquisition of CB Richard Ellis Services in 2001, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount, on June 7, 2001. CB Richard Ellis Services assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the merger of Blum CB with and into CB Richard Ellis Services on July 20, 2001. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we may redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11 ¼% senior subordinated notes included in our unaudited consolidated balance sheets, net of unamortized discount, was $226.2 million as of March 31, 2004 and December 31, 2003.

In May 2004, $20.1 million in aggregate principal amount of our 11 1/4% senior subordinated notes were purchased on the open market. We paid $2.9 million of premiums in connection with these open market purchases.

Also to partially fund our acquisition of CB Richard Ellis Services in 2001, we issued $65.0 million in aggregate principal amount of 16% senior notes due July 20, 2011. The 16% senior notes are unsecured obligations, senior to all of our current and future unsecured indebtedness, but subordinated to all of our current and future secured indebtedness. Interest accrues at a rate of 16.0% per year and is payable quarterly in arrears. Interest may be paid in kind to the extent our ability to pay cash dividends is restricted by the terms of our amended and restated credit agreement. Additionally, interest in excess of 12.0% may, at our option, be paid in kind through July 2006. We elected to pay in kind the interest in excess of 12.0% that was payable on April 20, 2002, July 20, 2002, October 20, 2002, January 20, 2003 and April 20, 2003.

In the event of a change in control, we are obligated to make an offer to purchase all of our outstanding 16% senior notes at 101.0% of par. In addition, under the terms of the indenture governing the 16% senior notes, the notes are redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. However, the restricted payments covenant in our amended and restated credit agreement prevents us from purchasing or redeeming the 16% senior notes unless the purchase or redemption falls within the specified exceptions to the covenant. On October 27, 2003 and December 29, 2003, we redeemed $20.0 million and $10.0 million, respectively, in aggregate principal amount of our 16% senior notes pursuant to these exceptions. We paid $2.9 million of premiums in connection with these redemptions. The amount of the 16% senior notes included in the accompanying unaudited consolidated balance sheets, net of unamortized discount, was $35.8 million and $35.5 million as of March 31, 2004 and December 31, 2003, respectively.

Our amended and restated credit agreement and the indentures governing our 16% senior notes, our 9¾% senior notes and our 11¼% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our amended and restated credit agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA to funded debt.

From time to time, Moody’s Investor Service and Standard and Poor’s Ratings Service rate our outstanding senior secured term loan, our 9 ¾% senior notes and our 11 ¼% senior subordinated notes. Although neither the Moody’s nor the Standard and Poor’s ratings impact our ability to borrow, they may affect the applicable interest rate for our senior secured term loan. In addition, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

During 2001, a joint venture that we consolidate incurred $37.2 million of non-recourse debt to acquire a real estate investment in Japan. The debt is secured by a mortgage on the acquired real estate asset. During the third quarter of 2003, the maturity date on this debt was extended to July 31, 2008. In our accompanying unaudited consolidated balance sheets, this debt comprised $42.6 million and $41.8 million of our other long-term debt as of March 31, 2004 and December 31, 2003, respectively. Additionally, during the third quarter of 2003, this joint venture incurred an additional $1.9 million of non-recourse mortgage debt with a maturity date of June 15, 2004. As of March 31, 2004 and December 31, 2003, $2.0 million of this non-recourse debt is included in short-term borrowings in our unaudited consolidated balance sheet.

Our wholly owned subsidiary, L.J. Melody & Company, has a credit agreement with Residential Funding Corporation, or RFC, for the purpose of funding mortgage loans that will be resold. The agreement provides for a revolving warehouse line of credit of up to $200.0 million, bears interest at one-month LIBOR plus 1.0% and expires on August 31, 2004 and all outstanding borrowings will be due unless it is extended. By amendment on November 14, 2003, the agreement was modified to provide a revolving line of credit increase of $50.0 million that resulted in a total line of credit equaling $250.0 million, which expires on August 31, 2004. On May 12, 2004, the agreement was modified to provide a temporary revolving line of credit increase of $100.0 million that resulted in a total line of credit equaling $350.0 million. This increase will be effective on May 30, 2004 and expires 90 days after the effective date. We have a long-term business relationship with RFC and have entered into a number of amendments to the line of credit since its inception. Accordingly, we expect that we will reach a satisfactory amendment to extend the term of the agreement prior to its expiration on August 31, 2004. During the three months ended March 31, 2004, we had a maximum of $230.8 million revolving line of credit principal outstanding with RFC. At March 31, 2004 and December 31, 2003, respectively, we had a $72.7 million and a $230.8 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had a $72.7 million and a $230.8 million warehouse receivable, which are also included in the accompanying unaudited consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively.

L.J. Melody & Company also has a credit agreement with JP Morgan Chase. The credit agreement provides for a revolving line of credit of up to $20.0 million, bears interest at 1.0% in excess of the bank’s cost of funds and expires on May 28, 2004. L.J. Melody uses this credit line from time to time to fund short-term investments in governmental and quasi-governmental instruments. Any such investments acquired by L.J. Melody are pledged as collateral for outstanding borrowings under the credit line. At March 31, 2004 and December 31, 2003, no amounts were outstanding under this line of credit.

In connection with our acquisition of Westmark Realty Advisors in 1995, which significantly expanded our investment management services business, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2003. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark senior notes bore interest at 9.0%. On January 1, 2003, the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our credit agreement. On January 1, 2005, the interest rate on all of the other Westmark senior notes will be adjusted to equal the interest rate then in effect with respect to amounts outstanding under our credit agreement. The amount of the Westmark senior notes included in short-term borrowings in our unaudited consolidated balance sheets was $12.1 million as of March 31, 2004 and December 31, 2003.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom, which was part of Insignia’s business strategy of increasing its presence in that country. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. At March 31, 2004 and December 31, 2003, respectively, $12.6 million and $12.2 million in acquisition loan notes were outstanding, and are included in short-term borrowings in the accompanying unaudited consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by the bank plus 2.5%. At March 31,2004, there were no amounts outstanding under the Euro cash pool. The amount of the Euro cash pool loan included in short-term borrowings in our unaudited consolidated balance sheets was $11.5 million as of December 31, 2003.

Deferred Compensation Plan Obligations

Each participant in our deferred compensation plan, or DCP, is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 30 mutual funds. In addition, prior to our acquisition of CB Richard Ellis Services in 2001, participants were entitled to invest their deferrals in stock fund units that allowed them to receive future distributions of shares of CB Richard Ellis Services common stock. As of April 30, 2004, there were 3,387,543 shares underlying outstanding stock fund units under the DCP, 2,108,943 of which had vested. Shares are issuable in connection with future distributions under the plan pursuant to the elections made by plan participants or distributions made by us. Except for the stock funds units, all deferrals under the DCP represent obligations to make future cash payments. The deferred compensation liability in the accompanying unaudited balance sheets was $145.0 million and $138.0 million at March 31, 2004 and December 31, 2003, respectively.

Effective January 1, 2004, we closed the DCP to new participants. Currently, the DCP is accepting compensation deferrals from participants who have a balance, meet the eligibility requirements and elect to participate, up to a maximum annual contribution amount of $250,000 per participant. As permitted by its terms, we expect to terminate the DCP shortly and adopt a new deferred compensation plan. The existing deferrals under the interest index funds and the insurance fund in the DCP will be paid to participants in the future according to their existing deferral elections under the plan. With respect to existing deferrals in stock fund units, we expect that substantially all of the shares of common stock underlying such units will be distributed to participants in distributions initiated by us during October 2004.

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

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $38.9 million and $36.0 million at March 31, 2004 and December 31, 2003, respectively.

Other Obligations and Commitments

In connection with the sale of real estate investment assets by Insignia to Island Fund I, LLC on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of March 31, 2004, an aggregate of approximately $10.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island Fund agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island Fund’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island Fund will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island Fund’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island Fund.

L.J. Melody & Company previously executed an agreement with Federal National Mortgage Association, or Fannie Mae, to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and we retained the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $98.6 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $1.0 million. The other 1% is covered in the form of a guarantee to Fannie Mae.

We had outstanding letters of credit totaling $24.3 million as of March 31, 2004, excluding letters of credit securing our outstanding indebtedness. Approximately $12.6 million of these letters of credit secure certain office leases and are outstanding pursuant to the revolving credit facility under our amended and restated credit agreement. An additional $10.7 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island Fund described above and are outstanding pursuant to a reimbursement agreement with the Bank of Nova Scotia. Under this agreement, we may issue up to a maximum of approximately $11.0 million of letters of credit at any one time and these outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The remaining outstanding letter of credit, which is for the Fannie Mae agreement as described above, was issued pursuant to a credit agreement with Wells Fargo Bank. Under this agreement, we may issue up to a maximum of $8.0 million of letters of credit at any one time, and these outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The outstanding letters of credit as of March 31, 2004 expire at varying dates through March 31, 2005. However, we are obligated to renew the letters of credit related to certain office leases until as late as 2023, the letters of credit related to the Island Fund purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $9.0 million as of March 31, 2004, which consisted primarily of guarantees of property debt, as well as the obligations to Island Fund and Fannie Mae discussed above. Approximately $4.8 million of the guarantees are related to investment activity that is scheduled to expire in October 2008. Approximately $1.7 million of the guarantees are related to office leases in Europe and Asia. These guarantees will expire at the end of the lease terms. The guarantee obligation related to the agreement with Fannie Mae discussed above will expire in December 2004. The guarantee related to the Island Purchase Agreement will expire on the May 30, 2004 maturity date of the underlying loan agreement, unless such loan is renewed, modified or extended prior to such date to provide for a later maturity date. Renewals, modifications and extensions of such loan may be made without our consent, but the $1.3 million amount of our guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of March 31, 2004, we had committed $22.6 million to fund future co-investments. We expect that approximately $19.1 million of these commitments will be funded during 2004. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

Derivatives and Hedging Activities

We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” when accounting for derivatives. In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from intercompany loans. We do not engage in any speculative activities with respect to foreign currency. At March 31, 2004, we had foreign currency exchange forward contracts with an aggregate notional amount of $34.2 million, which mature on various dates through December 31, 2004. The net impact on our earnings for the three months ending March 31, 2004 resulting from the unrealized gains and/or losses on the foreign currency exchange forward contracts was not significant. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling, which matures on December 29, 2004.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS 133 requires that these commitments should be recorded at their relative fair values as derivatives. The net impact on our financial position for the three months ended March 31, 2004 resulting from these derivative contracts was not significant.

Litigation

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

Application of Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements:

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities acquired in our acquisition of CB Richard Ellis Services in 2001 and in the Insignia Acquisition in 2003. Other intangible assets include trademarks, which were separately identified as a result of the 2001 acquisition, as well as a trade name separately identified as a result of the Insignia acquisition representing the Richard Ellis trade name in the United Kingdom that was owned by Insignia prior to the Insignia acquisition. Both the trademarks and the trade name are not being amortized and have indefinite estimated useful lives. Other intangible assets also include backlog, which represents the fair value of Insignia’s net revenue backlog as of July 23, 2003 that was acquired as part of the Insignia Acquisition. The backlog consists of the net commission receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia acquisition. Backlog is being amortized as cash is received or upon final closing of these pending transactions. The remaining other intangible assets primarily include management contracts, loan servicing rights, producer employment contracts, franchise agreements and a trade name, which are all being amortized on a straight-line basis over estimated useful lives ranging up to ten years.

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

Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which are generally identified by the use of terms such as “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation to update or revise any forward-looking statements found herein to reflect any changes in our expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

Approximately 30.0% of our business is transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. We routinely monitor our transaction exposure to currency exchange rate changes and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure, as appropriate. We do not engage in any speculative activities with respect to foreign currency. At March 31, 2004, we had foreign currency exchange forward contracts with an aggregate notional amount of $34.2 million, that mature on various dates through December 31, 2004. The net impact on our earnings for the three months ending March 31, 2004 resulting from the unrealized gains and/or losses on the foreign currency exchange forward contracts was not significant. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling, which matures on December 29, 2004.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 40 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at March 31, 2004, the net impact would be a decrease of $0.4 million on pre-tax income and cash provided by operating activities for the three months ending March 31, 2004.

Based on dealers’ quotes at March 31, 2004, the estimated fair values of our 9¾% senior notes and our 11¼% senior subordinated notes were $224.0 million and $225.5 million, respectively. There was no trading activity for the 16% senior notes due in 2011. The carrying value of the 16% senior notes as of March 31, 2004 totaled $35.8 million. Estimated fair values for the term loan under the senior secured credit facilities and the remaining long-term debt are not presented because the Company believes that they are not materially different from book value, primarily because the majority of this debt is based on variable rates that approximate terms that we believe could be obtained at March 31, 2004.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted by us under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Management believes that any liability that may result from the disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	During the period covered by this report, we issued and sold the following equity securities pursuant to Rule 701 promulgated by the Securities and Exchange Commission under Section 3(b) of the Securities Act of 1933, as amended, with respect to transactions pursuant to compensation benefit plans and contracts relating to compensation:

•	168 shares of our Class A common stock, $0.01 par value per share, in connection with distributions to current and former employees related to stock fund units under the deferred compensation plan of CB Richard Ellis Services, Inc. The plan participants receiving such shares previously had made aggregate deferrals of $896 under the plan with respect to such stock fund units.

•	18,750 shares of our Class A common stock, $0.01 par value per share, in connection with the exercise by current and former employees of options with exercise prices of $5.33 per share, which options previously had been granted under our 2001 Stock Incentive Plan, as amended.

(d)	Not applicable.

(e)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003.

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2003.

(b) Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on February 18, 2004 furnishing a press release issued on February 18, 2004 discussing its operating results for the fourth quarter of 2003.

The registrant filed a Current Report on Form 8-K on February 19, 2004 with regard to two press releases issued on February 17, 2004, the first of which announced its filing of a registration statement with respect to a potential future offering of shares of its common stock and the other of which announced the change of the Company’s name from “CBRE Holding, Inc” to “CB Richard Ellis Group, Inc.”

The registrant filed a Current Report on Form 8-K on February 24, 2004 with regard to it’s conference call on February 18, 2004 discussing the operating results for the fourth quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: May 17, 2004	/s/ KENNETH J. KAY

Kenneth J. Kay Chief Financial Officer (authorized officer and principal financial officer of the registrant)