Form 10-K/A
period 2003-12-31
CB RICHARD ELLIS GROUP INC
filed 2004-06-28
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of June 30, 2003, the aggregate market value of Class A and Class B common stock held by non-affiliates of the registrant was $43.8 million based upon per share price of $16.00, which was determined to be the fair market value of the Class A and Class B common stock by the Board of Directors on September 16, 2003. As of such date, neither the registrant’s Class A common stock nor its Class B common stock was publicly traded.

As of May 31, 2004 the number of shares of Class A and Class B common stock outstanding was 7,173,053 and 53,409,550, respectively.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K for CB Richard Ellis Group, Inc. for the fiscal year ended December 31, 2003, which was originally filed on March 30, 2004 (the “Original Filing”). The purpose of the Amendment is to revise the disclosure contained in the Original Filing to address comments of the Securities and Exchange Commission received by CB Richard Ellis Group, Inc. in connection with the Commission’s review of the Registration Statement on Form S-1 (Registration No. 333-112867) of CB Richard Ellis Group, Inc. In addition, except as otherwise indicated, all information in the Amendment assumes a 3-for-1 stock split of the outstanding Class A common stock and Class B common stock of CB Richard Ellis Group, Inc. on May 4, 2004, which was effected by a stock dividend, and a 1-for-1.0825 reverse stock split of the outstanding Class A common stock and Class B common stock of CB Richard Ellis Group, Inc. on June 7, 2004.

Item 1. Business

Overview

CB Richard Ellis Group, Inc. (which may be referred to in this Form 10-K as “we”, “us” and “our”) is the largest global commercial real estate services firm, based on 2003 revenue, offering a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2003, we operated in 48 countries with over 13,500 employees in 220 offices providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees. For the year ended December 31, 2003, approximately 87.3% of our revenue related to engagements on a per project or transaction basis and approximately 12.7% of our revenue related to ongoing management fee engagements.

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

Unless the context indicates otherwise, references in Item 1 of this Form 10-K to information presented “on a pro forma basis” give effect to the following transactions as if they had occurred on January 1, 2003:

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

•	the redemptions on October 27, 2003 and December 29, 2003 of $20.0 million and $10.0 million, respectively, in aggregate principal amount of our 16% senior notes due 2011 and related fees and expenses;

•	fees and expenses related to each of the transactions and financings described in the bullet points above; and

•	the receipt by us of approximately $137.5 million of net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, in connection with the sale of 7,726,764 shares of our Class A common stock pursuant to the completion of our initial public offering on June 15, 2004, and the application of such net proceeds to (1) the expected redemption of the remaining $38.3 million outstanding principal amount of our 16% senior notes due 2011, including payment of a $3.7 million premium in connection with such redemption, (2) the expected redemption of $70.0 million in aggregate principal amount of our 9¾% senior notes due 2010, including payment of a $6.8 million premium in connection with such redemption, and (3) the prepayment on June 15, 2004 of $15.0 million in principal amount of the term loan under our amended and restated credit agreement.

This unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations or financial position actually would have been had the Insignia acquisition and related transactions and the receipt and application of the net proceeds of our initial public offering in fact occurred on the date specified, nor does the information purport to project our results of operations for any future period or at any future date.

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

This unaudited pro forma financial information does not give effect to the following:

•	the refinancings or all outstanding borrowings under our amended and restated credit agreement on either October 14, 2003 or June 15, 2004; or

•	the open market purchases by us of $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in May and June 2004, and the payment of premiums of $3.1 million in connection with such purchases.

Our History

We trace our roots to a San Francisco-based firm formed in 1906 that grew to become one of the largest commercial real estate services firms in the western United States during the 1940s. In the 1960s and 70s, the company expanded both its service portfolio and geographic coverage to become a full-service provider with a growing presence throughout the United States.

In 1989, employees and third-party investors acquired the company’s operations to form CB Commercial. Throughout the 1990s, CB Commercial moved aggressively to accelerate growth and cultivate global capabilities to meet client demands. The company acquired leading firms in investment management (Westmark Realty Advisors—now CB Richard Ellis Investors, in 1995), mortgage banking (L.J. Melody & Company, in 1996) and property and corporate facilities management, as well as capital markets and investment management (Koll Real Estate Services, in 1997). In 1996, CB Commercial became a public company.

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

CB Richard Ellis Group, Inc., which was initially known as Blum CB Holding Corp. and later as CBRE Holding, Inc., was formed by an affiliate of Blum Capital Partners, L.P. as a Delaware corporation on February 20, 2001 for the purpose of acquiring all of the outstanding stock of CB Richard Ellis Services in a “going private “ transaction. This transaction, which involved members of our senior management team and affiliates of Blum Capital Partners and Freeman Spogli & Co., was completed in 2001.

In July 2003, our global position was further solidified as CB Richard Ellis Services and Insignia Financial Group, Inc. were brought together to form a premier, worldwide, full-service real estate company. As a result of the Insignia acquisition, we now operate globally under the “CB Richard Ellis” brand name, which we believe is a well-recognized brand in virtually all of the world’s key business centers. Lastly, in order to enhance our financing flexibility and to provide liquidity for some of our stockholders, in February 2004, we filed a registration statement with the Securities and Exchange Commission, or SEC, for an initial public offering of our common stock.

Our Corporate Structure

We are a holding company and conduct all of our operations through our indirect subsidiaries. Our directly-owned subsidiary CB Richard Ellis Services is also generally a holding company and is the primary obligor or issuer with respect to most of our long-term indebtedness, including our senior secured credit facilities, our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011.

In our Americas segment described below, substantially all of our advisory services and outsourcing services operations, other than mortgage loan origination and servicing, are conducted exclusively through our indirect wholly owned subsidiary CB Richard Ellis Real Estate Services, Inc., which we acquired in connection with the Insignia acquisition and was formerly known as Insignia/ESG, Inc., and CB Richard Ellis Inc. Our mortgage loan origination and servicing operations are conducted exclusively through our indirect wholly owned subsidiary L.J. Melody & Company and its subsidiaries. Our investment management business in our Americas segment is conducted almost entirely through our indirect wholly owned subsidiary CB Richard Ellis Investors, L.L.C. Our operations in Canada are primarily conducted through our indirect wholly owned subsidiary CB Richard Ellis Limited.

Our operations outside the Americas segment, including both our Europe, Middle East and Africa, and Asia Pacific segments described below, are conducted through a number of indirect wholly owned subsidiaries. The most significant of such subsidiaries in Europe, Middle East and Africa include CB Richard Ellis Ltd. and Insignia Richard Ellis Europe Limited (the United Kingdom), CB Richard Ellis SA and Insignia France SARL (France), CB Richard Ellis SA (Spain) and CB Richard Ellis, B.V. (The Netherlands). The most significant of such subsidiaries in Asia Pacific include CB Richard Ellis Pty Ltd. (Australia), CB Richard Ellis (Agency) Ltd. (New Zealand), CB Richard Ellis Ltd. (Hong Kong) and CB Richard Ellis Pte Ltd. (Singapore).

Industry Overview

Our business covers all the various segments that compose the commercial real estate services industry, which includes leasing, sales, property management, facilities management, consulting, mortgage origination and servicing, valuation and appraisal services and investment management. Based upon our experience in these various segments and our management’s ongoing, internally-generated assessment of the size of the addressable market within each such segment, we believe that the U.S. commercial real estate services industry, excluding investment management, generated approximately $22 billion in revenue during 2003.

In addition, we review on a quarterly basis various internally-generated statistics and estimates regarding both office and industrial space within the U.S. commercial real estate services industry, including the total available “stock “ of rentable space and the average rent per square foot of space. Our management believes that changes in the addressable commercial rental market represented by the product of available stock and rent per square foot provide a reliable estimate of changes in the overall commercial real estate services industry because nearly all segments within the industry are affected by changes in these two measurements. We estimate that the product of available stock and rent per square foot grew at a compound annual growth rate of approximately 4.8% from 1993 through 2003.

During the next few years, we believe the key drivers of revenue growth for the largest commercial real estate services companies will be (1) the continued outsourcing of commercial real estate services, (2) the consolidation of clients’ activities with fewer providers and (3) the increasing institutional ownership of commercial real estate.

Outsourcing

Motivated by reduced costs, lower overhead, improved execution across markets, increased operational efficiency and a desire to focus on their core competencies, property owners and occupiers have increasingly contracted out for their commercial real estate services, including the following:

•	Transaction management—oversight of purchase and sale of properties, execution of lease transactions, renewal of leases, expansions and relocation of offices and disposition of surplus space;

•	Facilities management—oversight of all the operations associated with the functioning of occupied real estate, whether owned and leased, including engineering services, janitorial services, security services, landscaping and capital improvements and directing and monitoring of various subcontractors;

•	Project management—oversight of the design and construction of interior space (as distinct from building design and construction), including assembling and coordinating contracting teams, and creating and managing budgets:

•	Lease administration—analysis of all real estate leases of a client to ensure that it is in compliance with all terms and maintenance of reports on all lease data, including critical dates such as renewal options, expansion options and termination options, performance of required services and proper charging or payment for costs:

•	Property Management—oversight of the daily operation of a single property or portfolio of properties, including tenant service/relations and bidding, awarding and administering subcontracts for main tenance, landscaping, security, parking, capital and tenant improvements to implement the owner’s specific property value enhancement objectives through maximization of cash flow; and

•	Property Accounting—performance of all of the accounting and financial reporting associated with a property or portfolio, including operating budget and expenses, rent collection and other accounts receivable, accounts payable, capital and tenant improvements and tenant lease administration.

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

Consolidation

Despite recent consolidation, the commercial real estate services industry remains highly fragmented. Other than the limited number of national and international real estate services firms with whom we compete in a number of service competencies, most firms within the industry are local or regional firms that are substantially smaller than us on an overall basis, although in some cases have a larger local presence in certain competencies. We believe that major property owners and corporate users are motivated to consolidate their service provider relationships on a regional, national and global basis to obtain more consistent execution across markets to achieve economies of scale and enhanced purchasing power and to benefit from streamlined management oversight and the efficiency of “single point of contact” service delivery. As a result, we believe large owners and occupiers are awarding a disproportionate share of this business to the larger real estate services providers, particularly those that provide a full suite of services across geographical boundaries.

Institutional Ownership of Commercial Real Estate

Institutional owners, such as real estate investment trusts, or REITs, pension funds, foreign institutions and other financial entities, increasingly are acquiring more real estate assets and financing them in the capital markets. Total U.S. real estate assets held by institutional owners increased to $423 billion in 2003 from $223 billion in 1994. REITs were the main drivers of this growth, with a portfolio increase of more than 400% over this time period. Pension fund assets also grew by 48% and foreign institutions augmented their U.S. real estate investments by 77%. We believe it is likely that these owners will outsource management of their portfolios and consolidate their use of commercial real estate services vendors.

Our Regions of Operation and Principal Services

We have organized our business into, and report our results of operations through, three geographically organized segments: (1) the Americas, (2) Europe, Middle East and Africa, or EMEA, and (3) Asia Pacific. Within our Americas segment, we organize our services into the following business areas in order to maximize synergies and cross-selling opportunities among our clients: (a) advisory services, (b) outsourcing services and (c) investment management services.

Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 21 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is set forth in Note 21 of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

The Americas

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest metropolitan regions in Canada, Mexico and other selected parts of Latin America. Our Americas segment accounted for 73.5% of our 2003 revenue, 76.6% of our 2002 revenue and 79.3% of our 2001 revenue.

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

Within advisory services, our major service lines are the following:

•	Real Estate Services. We provide strategic advice and execution assistance to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. These businesses are built upon strong client relationships that frequently lead to recurring revenue opportunities over many years. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as an advisor as well as transaction executor. During 2003, on a pro forma basis, we advised on nearly 23,000 lease transactions involving aggregate rents of approximately $27.3 billion and more than 4,700 real estate sales transactions with an aggregate value of approximately $27.6 billion. We believe we are a market leader for the provision of sales and leasing real estate services in many of the top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including New York, Philadelphia, Washington, D.C., Los Angeles, Atlanta, Chicago, Boston and Dallas.

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

We further strengthen our relationships with our real estate services clients by offering proprietary research to clients through our Torto Wheaton Research unit, a leading provider of commercial real estate market information, forecasting and consulting services. Torto Wheaton Research provides data and analysis to its clients in various formats, including TWR Outlook reports for office, industrial, hotel, retail and multi-housing sectors covering 56 U.S. metropolitan areas and TWR Select office and industrial database coverage of over 210,000 commercial properties.

•	Mortgage Loan Origination and Servicing. Our wholly owned subsidiary, L.J. Melody & Company, originates and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. During 2003, L.J. Melody originated $11.0 billion in mortgage loans and, through a joint venture with GE Capital Real Estate, serviced approximately $61.0 billion in mortgage loans, $23.2 billion of which relates to servicing rights of L.J. Melody. Approximately, $1.4 billion in loans were originated for federal government sponsored entities using a revolving credit line dedicated exclusively for this purpose. These loan originations generally occur without principal risk because L.J. Melody obtains a legally binding purchase commitment from the government sponsored entity before it actually originates the loan.

•	Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to its clients, which we believe provides it with a competitive advantage over its rivals. We believe that our valuation business is one of the largest in our industry. During 2003, on a pro forma basis, we completed over 11,500 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing is a long-term trend in commercial real estate, with corporations, institutions and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services business includes two business lines that seek to capitalize on this trend: (1) asset services and (2) corporate services. Although our management agreements with our outsourcing clients generally may be terminated on relatively short notice ranging between 30 days to a year, we have developed long-term relationships with many of these clients and we continue to work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2003, we managed approximately 422.8 million square feet of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Our outsourcing services business line accounted for 11.2% of our 2003 revenue, 13.1% of our 2002 revenue and 14.7% of our 2001 revenue.

•	Asset Services. We provide property management, construction management, marketing, leasing, accounting and financial services on a contractual basis for income-producing office, industrial and retail properties owned by local, regional and institutional investors. We believe our contractual relationships with these clients put us in an advantageous position to provide other services for them, including refinancing, disposition and appraisal.

•	Corporate Services. We provide a comprehensive set of portfolio management, transaction management, project management, strategic consulting, facilities management and other corporate real estate services to leading global companies and public sector institutions with large, geographically-diverse real estate portfolios. Corporate facilities under management in the Americas region include headquarters buildings, regional offices, administrative offices and manufacturing and distribution facilities. Corporate services’ clients are typically companies or public sector institutions with large, distributed real estate portfolios. We enter into long-term, contractual relationships with these organizations with the goal of ensuring that our clients’ real estate strategies support their overall business strategies.

Investment Management Services

Our wholly owned subsidiary, CB Richard Ellis Investors, L.L.C., provides investment management services to clients that include pension plans, investment funds, insurance companies and other organizations seeking to generate returns and diversification through investment in real estate and sponsors funds and investment programs that span the risk/return spectrum. In higher yield strategies, CBRE Investors “co-invests” with its clients/partners. Our investment management services business line accounted for 2.6% of our 2003 revenue, 3.0% of our 2002 revenue and 3.3% of our 2001 revenue .

CBRE Investors is organized into three general client-focused groups according to investment strategy, which include managed accounts group (low risk), strategic partners (value added funds) and special situations (higher yield and highly focused strategies). Operationally, a dedicated investment team with the requisite skill sets executes each investment strategy, with the team’ s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams share resources such as accounting, financial controls, information technology, investor services and research. In addition to the research provided by our advisory services group, which focuses primarily on market conditions and forecasts, CBRE Investors has an in-house team of research professionals who focus on investment strategy and underwriting.

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

We are one of the leading commercial real estate services companies in the United Kingdom. We hold the leading market position in London in terms of 2003 leased square footage and provide a broad range of commercial property real estate services to investment, commercial and corporate clients located in London. We also have eight regional offices in Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Edinburgh and Glasgow. In France, we believe we are a market leader in Paris and we provide a complete range of services to the commercial property sector, as well as some services to the residential property market. In Spain, we provide expansive coverage operating through our offices in Madrid, Barcelona, Valencia, Malaga, Marbella and Palma de Mallorca. Our business in The Netherlands is based in Amsterdam, while our German operations are located in Frankfurt, Munich, Berlin and Hamburg. Our operations in these countries generally provide a full range of services to the commercial property sector, along with some residential property services.

We also have affiliated offices that provide commercial real estate services under our brand name in the Middle East and Africa, including the countries of Botswana, Israel, Kenya, South Africa, Uganda and Zimbabwe. Our agreements with these independent offices include licenses to use the “CB Richard Ellis” name in the relevant territory in return for payments to us of annual royalty fees. In addition, these agreements also include business cross-referral arrangements between us and the affiliates. We do not have any ownership interests with respect to these affiliated offices.

Asia Pacific

Our Asia Pacific segment has offices in 11 countries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, including the similar broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China (including Hong Kong), Singapore, South Korea and Japan. In addition, we have agreements with affiliated offices in India, the Philippines, Thailand and other countries within the region that include licensing, royalty and cross-referral arrangements on terms similar to those with our affiliated offices in our EMEA segment, as described above. The Pacific region includes Australia and New Zealand, with principal offices located in Brisbane, Melbourne, Sydney, Perth, Auckland and Wellington. The Asia Pacific segment accounted for 7.3% of our 2003 revenue, 7.8% of our 2002 revenue and 6.9% of our 2001 revenue.

Our Competitive Position

We believe we possess several competitive strengths that position us to capitalize on the positive outsourcing, consolidation and globalization trends in the commercial real estate services industry. Our strengths include the following:

•	Global Brand and Market Leading Positions. For nearly a century, we and our predecessors have built the CB Richard Ellis brand into the largest commercial real estate services provider in the world, based on 2003 revenue, and one of only two commercial real estate services companies with a global brand. As a result of our global brand recognition and geographic reach, large corporations, institutional owners and users of real estate recognize us as a leading provider of world-class, comprehensive real estate services. Operating under the global CB Richard Ellis brand name, we are a leader in many of the local markets in which we operate, including New York, Los Angeles, Chicago, London and Paris.

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

•	Strong Client Relationships and Client-tailored Service. We have forged long-term relationships with many of our clients. Our clients include more than 60% of the Fortune 100, with nearly half of these clients purchasing more than one service from us. In order to better satisfy the needs of our largest clients and to capture cross-selling opportunities, we have organized fully-integrated client coverage teams comprised of senior management, a global relationship manager and regional and product specialists. We believe that this client-tailored approach contributed significantly to our 38.6% increase in revenues from the 50 largest clients of our U.S. investment sales group within our real estate services line of business during the period from 1999 to 2003.

•	Attractive Business Model. Our business model features a diversified client base, recurring revenue streams, a variable cost structure, low capital requirements and strong cash flow generation.

•	Diversified Client Base. Our global operations, multiple service lines and extensive client relationships provide us with a diversified revenue base. For 2003, on a pro forma basis, we estimate that corporations accounted for approximately 25% of our global revenue, insurance companies and banks accounted for approximately 23% of our revenue, pension funds and their advisors accounted for approximately 14% of our revenue, individuals and partnerships accounted for approximately 11% of our revenue, REITs accounted for approximately 10% of our revenue and other types of clients accounted for the remainder of our revenue.

•	Recurring Revenue Streams. Our years of strong local market presence have allowed us to develop significant repeat client relationships, which along with the turnover of leases and properties for which we have previously acted as transaction manager we estimate accounted for approximately 65% of our 2003 revenue. This includes our contractual, annual fee-for-services businesses, which generally involve facilities management, property management, mortgage loan servicing provided by L.J. Melody & Company and asset management provided by CBRE Investors. Our contractual, fee-for-service business represented 12.7% of our 2003 revenue.

•	Variable Cost Structure. Compensation is one of our largest expenses, and our sales and leasing professionals are generally paid on a commission and bonus basis, which correlates with our revenue performance. This flexible cost structure mitigates the negative effect on our operating margins during difficult market conditions. However, our cost structure also includes significant other operating expenses that may not correlate to our revenue performance, including office lease and information technology maintenance expenses along with insurance premiums.

•	Low Capital Requirements. Our business model is structured to provide value-added services with low capital intensity. During 2003, our net capital expenditures were 1.7% of our revenue.

•	Strong Cash Flow Generation. Our strong brand name, full-service capabilities, and global presence enable us to generate significant revenues which, when combined with our flexible cost structure and low capital requirements, have allowed us historically to generate significant cash flow in a variety of economic conditions.

•	Strong Senior Management Team and Workforce. Our most important asset is our people. We have recruited a talented and motivated work force of over 13,500 employees worldwide, who are supported by a strong and deep senior management team consisting of a number of highly-respected executives, most of whom have over 20 years of broad experience in the real estate industry. In addition, we use equity compensation to align the interests of our senior management team with the interests of our stockholders. Our executive officers beneficially owned approximately 4.2% of our common stock as of May 31, 2004, and our employees, as a group, beneficially owned approximately 11.4% of our common stock on the same date.

Although we believe these strengths will create significant opportunities for our business, you should also be aware of the risks that may impact our competitive position, which include the following:

•	Significant Leverage. We are highly leveraged and have significant debt service obligations. For the year ended December 31, 2003, on a pro forma basis, our interest expense was $63.5 million. In addition, the instruments governing our indebtedness impose significant operating and financial restrictions on the conduct of our business.

•	Geographic Concentration. During 2003, approximately 23.8% of our revenue was generated from transactions originating in California and approximately 6.9% of our revenue was generated from transactions originating in the greater New York metropolitan area. In addition, a significant portion of our European operations is concentrated in London and Paris. As a result, future adverse economic effects in these regions may affect us more than our competitors.

•	Exposure to Risks of International Operations. We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2003, we generated approximately 30.2% of our revenue from operations outside the United States. Because a significant portion of our revenues are derived from operations outside the United States, we are exposed to adverse changes in exchange rates and social, political and economic risks of doing business in foreign countries.

•	Smaller Presence in Some Markets than our Local Competitors. Although we are the largest commercial real estate services firm in the world in terms of 2003 revenue, our relative competitive position varies significantly across service categories and geographic areas. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis.

Our Growth Strategy

We believe we have built the premier integrated global services platform in our industry. In developing this integrated global platform, we acquired such entities as The Koll Company, Westmark Realty Advisors, L.J. Melody, Richard Ellis International and Hillier Parker May & Rowden during the 1990s and, in 2003, we acquired Insignia. Today, we believe we offer the commercial real estate services industry’s most complete suite of service offerings and that we have a leadership position in many of the top business centers around the world. Our primary business objective is to leverage this platform in order to garner an increasing share of industry revenues relative to our competitors. We believe this will enable us to maximize and sustain our long-term cash flow and increase long-term stockholder value. Our strategy to achieve these business objectives consists of several elements:

•	Increase Revenue from Large Clients. We plan to capitalize on our client management strategy for our large clients, which is designed to provide them with a full range of services globally while maximizing our revenue per client. We deliver these services through relationship management teams that are charged with thoroughly understanding our customers’ business and real estate strategies and matching our services to the customers’ requirements. The global relationship manager is a highly seasoned professional who is focused on maximizing revenue per client and compensated with a salary and a performance-based bonus and is supported by salaried professionals with specialized expertise, such as marketing, financial analysis and construction. The team leader also taps into our field-level transaction professionals, as necessary, for execution of client strategies. We believe this approach to client management will lead to stronger client relationships and enable us to maximize cross-selling opportunities and capture a larger share of our clients’ commercial real estate services expenditures. For example:

•	we generated repeat business in 2003 from approximately 60% of our U.S. real estate sales and leasing clients;

•	more than 40% of our corporate services clients today purchase more than one service and, in many cases, more than two;

•	the square footage we manage for our 15 largest asset services clients has grown by 55% in three years; and

•	the 50 largest clients of the investment sales group within our real estate services line of business generated $52.6 million in revenues in 2003—up 38.6% from $37.9 million for these same 50 clients four years earlier.

•	Capitalize on Cross-selling Opportunities. Because we believe cross-selling represents a large growth opportunity within the commercial real estate services industry, we are committed to emphasizing this opportunity across all of our clients, services and regions. We have dedicated substantial resources and implemented several management initiatives to better enable our workforce to capitalize on these opportunities among our various lines of business, including our “CBRE University” outside Chicago that provides intensive training for sales and management professionals, a customer relationship management database and sales management principles and incentives designed to improve individual productivity. We believe the combination of these initiatives will enable us to further penetrate local markets and better capitalize on our worldwide platform.

•	Continue to Grow our Investment Management Business. Our growing investment management business provides us with an attractive revenue source through fees on assets under management and gains on the sales of assets. We also expect to achieve strong growth in this business by continuing to harness the vast resources of the entire CB Richard Ellis organization for the benefit of our investment management clients. CBRE Investors’ independent structure creates an alignment of interests with its investors, while permitting its portfolio companies to use the broad range of services provided by our other business lines. As a result, we historically have received significant revenue from the provision of services on an arm’s length basis to these portfolio companies, and we believe this will continue in the future.

•	Focus on Best Practices to Improve Operating Efficiency. In 2001, we launched a best practices initiative branded “People, Platform & Performance,” and we believe the process and operational improvements associated with this initiative contributed to operating cost reductions. We believe our focus on best practices has enabled us to generate industry-leading operating margins. We remain keenly focused on this strategic initiative and continue to strive for efficiency improvements and cost savings in order to maximize our operating margins and cash flow.

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

Different factors weigh heavily in the competition for clients. In advisory services, key differentiating factors include quality service, resource depth, demonstrated track record, analytical skills, market knowledge, strategic thinking and creative problem-solving. These factors are also vital in outsourcing services, and are supplemented by consistency of execution across markets, economies of scale, enhanced efficiency and cost reduction strategies. In investment management the ability to enhance asset value and produce solid, consistent returns on invested capital are keys to success.

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

Employees

At December 31, 2003, we had approximately 13,500 employees worldwide. At December 31, 2003, approximately 245 of our employees were subject to collective bargaining agreements, the substantial majority of whom are employees in our asset services business in the New York/New Jersey area. We believe that relations with our employees are satisfactory.

Intellectual Property

We hold various trademarks and trade names worldwide, which include the “CB Richard Ellis” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CB Richard Ellis” name and the “L.J. Melody” name. With respect to the CB Richard Ellis and L.J. Melody names, we have processed and continuously maintain trademark registrations for these trade names in the United States and, solely with respect to the CB Richard Ellis name, in most foreign jurisdictions where we conduct significant business. We obtained our most recent U.S. trademark registrations for the CB Richard Ellis name and related trade names in 2001, and these registrations would expire in 2007 if we failed to renew them. We obtained our most recent U.S. trademark registration for the L.J. Melody name in 1997, and this registration would expire in 2007 if we failed to renew it.

In addition to trade names, we have developed proprietary technology for preparing and developing valuation reports to our clients through our valuation business and we offer proprietary research to clients through our Torto Wheaton research unit. We also offer proprietary investment structures through CB Richard Ellis Investors. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business.

Environmental Matters

Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions that impact the management, development, use, or sale of commercial real estate. We are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect both us and the commercial real estate services industry in general. In addition, if we fail to disclose environmental issues in connection with a real estate transaction, we may become liable to a buyer or lessee of property. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management business, which could adversely impact the result of operations of that business line.

Applicable laws and contractual obligations to property owners could also subject us to environmental liabilities through our provision of management services. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. As a result, we may be held liable as an operator for such costs in our role as an on-site property manager. This liability may result even if the original actions were legal and we had no knowledge of, or were not responsible for, the presence of the hazardous or toxic substances. Under certain environmental laws, we could also be held responsible for the entire amount of the liability if other responsible parties are unable to pay. We may also be liable under common law to third parties for property damages and personal injuries resulting from environmental contamination at our sites, including the presence of asbestos-containing materials. Insurance coverage for such matters may be unavailable or inadequate to cover our liabilities. Additionally, liabilities incurred to comply with more stringent future environmental requirements could adversely affect any or all of our lines of business.

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

We compete across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage banking. In general, with respect to each of our business disciplines, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2003 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours.

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

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2003, approximately 30.2% of our business was transacted in currencies of foreign countries, the majority of which included the Euro, the British Pound Sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. Thus, we may experience fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. For example, during 2003, the U.S. dollar dropped against many of the currencies in which we conduct business.

We have made significant acquisitions of non-U.S. companies, and al though we currently have no specific acquisition plans, we may acquire additional foreign companies in the future. As we increase our foreign operations, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

A significant component of our growth has occurred through acquisitions, including our acquisition of Insignia on July 23, 2003. Although we currently have no specific acquisition plans, any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. However, future acquisitions may not be available at advantageous prices or upon favorable terms and conditions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. For example, through March 31, 2004, we have incurred approximately $175.0 million of transaction-related expenses in connection with our acquisition of Insignia in 2003.

Although we currently have no specific acquisition plans, if we acquire companies in the future, we may experience integration costs and the acquired business may not perform as we expect.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These difficulties include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. For example, in 2003 we incurred costs associated with integrating Insignia’s business into our existing business lines. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition, we recorded significant charges during 2003 and the first quarter of 2004 relating to integration costs.

In addition, we have several different accounting systems as a result of acquisitions we have made, including the accounting systems of Insignia. If we are unable to fully integrate the accounting and other systems of the businesses we own, we may not be able to effectively manage our acquired businesses. Moreover, the integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems.

A significant portion of our operations are concentrated in California and New York, and our business could be harmed if the economic downturn continues in the California or New York real estate markets.

During 2003 approximately 23.8% of our revenue was generated from transactions originating in California and approximately 6.9% was generated from transactions originating in the greater New York metropolitan area. In addition, due to our acquisition of Insignia on July 23, 2003, we expect that the percentage of our revenue generated in the New York metropolitan area in future years will increase. As a result of the geographic concentrations in California and New York, any future economic downturn in the California and New York commercial real estate markets and in the local economies in San Diego, Los Angeles, Orange County or the greater New York metropolitan area could further harm our results of operations.

Our results of operations vary significantly among quarters during each calendar year, which makes comparisons of our quarterly results difficult.

A significant portion of our revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions toward the fiscal year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with profits growing (or losses decreasing) in each subsequent quarter. This variance among quarters during each calendar year makes comparison between such quarters difficult, but does not generally affect the comparison of the same quarters during different calendar years.

Our substantial leverage and debt service obligations could harm our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

We are highly leveraged and have significant debt service obligations. For 2003, on a pro forma basis, our interest expense was $63.5 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Our substantial debt could have other important consequences, which include, but are not limited to, the following:

•	we could be required to use a substantial portion, if not all, of our cash flow from operations to pay principal and interest on our debt;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, strategic acquisitions, investments, joint ventures and other general corporate requirements;

•	our interest expense could increase if interest rates increase because, the loans under our amended and restated credit agreement governing our senior secured credit facilities bear interest at floating rates;

•	our substantial leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry;

•	our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness, which, among others, require us to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our filing for bankruptcy; and

•	from time to time, Moody’s Investors Service and Standard and Poor’s Ratings Service rate our outstanding senior secured term loan, our 9¾% senior notes and our 11¼% senior subordinated notes., These ratings may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any such future borrowings and could also cause a decline in the market price of our common or changes in the interest rate for the term loan under our new amended and restated credit agreement.

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

Our new amended and restated credit agreement, which became effective following our initial public offering, governing our senior secured credit facilities and the indentures relating to our 9¾% senior notes due 2010 and our 11¼% senior subordinated notes due 2011 permit us, subject to specified conditions, to incur a significant amount of additional indebtedness, including up to $150.0 million of additional indebtedness under our revolving credit facility. Our new amended and restated credit agreement also permits us to increase the term facility by up to $25.0 million, subject to the satisfaction of customary conditions. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

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

The indentures governing our 9¾% senior notes due 2010 and our 11¼% senior subordinated notes due 2011 impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability and our restricted subsidiaries’ abilities to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make distributions on capital stock or re deem or repurchase capital stock;

•	repurchase equity interests;

•	make investments;

•	create restrictions on the payment of dividends or other amounts to us;

•	sell stock of subsidiaries;

•	transfer or sell assets;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale/leaseback transactions; and

•	enter into mergers or consolidations.

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

A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under the senior secured credit facilities and the holders of our 9¾% senior notes due 2010 and our 11¼% senior subordinated notes due 2011, pursuant to the respective indentures, may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our senior secured credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt, which collateral is described in the immediately following risk factor. If the debt under the senior secured credit facilities, our 9¾% senior notes due 2010 and our 11¼% senior subordinated notes due 2011 were to be accelerated, we cannot give assurance that these assets would be sufficient to repay our debt.

If we fail to meet our payment or other obligations under the senior secured credit facilities, the lenders under the senior secured credit facilities could foreclose on, and acquire control of, substantially all of our assets.

In connection with the incurrence of indebtedness under our senior secured credit facilities and the completion of our acquisition of Insignia, the lenders under our senior secured credit facilities received a pledge of all of our equity interests in our significant domestic subsidiaries, including CB Richard Ellis Services, Inc., CB Richard Ellis Investors, L.L.C., L.J. Melody & Company, Insignia and Insignia/ESG, Inc., which was subsequently renamed CB Richard Ellis Real Estate Services, Inc., and 65% of the voting stock of our foreign subsidiaries that is held directly by us or our domestic subsidiaries. Additionally, these lenders generally have a lien on substantially all of our accounts receivable, cash, general intangibles, investment property and future acquired material property. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the senior secured credit facilities, the lenders under the senior secured credit facilities will be entitled to foreclose on substantially all of our assets and liquidate these assets.

Our co-investment activities subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2003, we had committed $26.6 million to fund future co-investments. We expect that approximately $23 million of these commitments will be funded during 2004. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is also a very important part of CBRE Investor’s investment management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that will limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

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

We have utilized joint ventures for commercial investments and local brokerage and other partnerships both in the United States and internationally, and although we currently have no specific plans to do so, we may acquire minority interests in other joint ventures in the future. In many of these joint ventures, we may not have the right or power to direct the management and policies of the joint ventures and other participants may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours. If a joint venture participant acts contrary to our interest, it could harm our business, results of operations and financial condition.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees.

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Ray Wirta, our Chief Executive Officer; Brett White, our President; Kenneth J. Kay, our Chief Financial Officer; Alan C. Froggatt, our President, EMEA; and Robert Blain, our President, Asia Pacific. In addition, Messrs. Wirta and White currently are not parties to employment agreements with us. If any of our key employees leave and we are unable to quickly hire and integrate a qualified replacement, our business, financial condition and results of operations may suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified personnel in all areas of our business, including brokerage and property management personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

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

As a licensed real estate broker, we and our licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties that we or they brokered or managed. We could become subject to claims by participants in real estate sales claiming that we did not fulfill our statutory obligations as a broker.

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

Immediately prior to the completion of our acquisition of Insignia on July 23, 2003, Insignia completed the sale of substantially all of its real estate investment assets to Island Fund. Under the terms of the purchase agreement, we agreed to retain some contingent liabilities related to these real estate investment assets, including approximately $10.2 million of letters of credit support and a guarantee of an approximately $1.3 million repayment obligation. Island Fund is obligated to reimburse us for only 50% of any future draws against these letters of credit or the repayment guarantee, and there can be no assurance that Island Fund will be able to satisfy any future requests for reimbursement.

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

In addition, a number of the real estate investment assets that we agreed to sell to Island Fund required the consent of one or more third parties in order to transfer such assets to Island Fund, and some of these third party consents were not obtained prior to the closing and have not been obtained since then. As a result, we continue to hold these real estate investment assets pending the receipt of these third party consents. While we continue to hold these assets, we generally have agreed to provide Island Fund with the economic benefits from these assets, and Island Fund generally has agreed to indemnify us with respect to any losses incurred in connection with our continuing to hold these assets. There can be no assurance, however, that Island Fund actually will be able to provide such indemnification if required to do so at any future date.

Item 2. Properties

We occupied the following offices as of December 31, 2003:

Location	Sales Offices	Corporate Offices	Total
Americas	139	2	141
Europe, Middle East and Africa	52	1	53
Asia Pacific	25	1	26

Total	216	4	220

In general, these leased offices are fully utilized. The most significant terms of the leasing arrangements for our offices are the term of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases varies significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that no single office lease is material to our business, results of operations or financial condition. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases. We do not own any offices, which is consistent with our strategy to lease instead of own.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 31, neither our Class A common stock nor our Class B common stock was publicly traded on any exchange or in any market. At May 31, 2004, we had 84 record holders of our Class A common stock and 12 record holders of our Class B common stock.

We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance future growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by the amended and restated credit agreement governing our senior secured credit facilities and the indentures relating to our 16% senior notes due 2011, our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011.

During 2003, in recruiting various key employees, we offered such employees the right to purchase shares of our Class A common stock, in each case at $5.77 per share, in the following transactions:

Such stock was issued pursuant to our 2001 Stock Incentive Plan in transactions exempt from registration under Rule 701 promulgated pursuant to the Securities Act of 1933, as amended.

Number of Shares	Date of Purchase	Total Consideration
27,713	January 15, 2003	$ 80,000 cash
80,000 note
69,284	January 15, 2003	400,000 cash
8,661	January 27, 2003	50,000 cash
8,661	January 27, 2003	50,000 cash
69,284	October 2, 2003	400,000 cash

During 2003, we also issued an aggregate of 42,828 shares of our Class A common stock in connection with distributions related to stock fund units under the deferred compensation plan of our wholly owned subsidiary, CB Richard Ellis Services, Inc. The plan participants receiving such shares previously had made aggregate deferrals of approximately $204,075 under the plan with respect to such stock fund units. The issuances of such shares in connection with distributions under such plan were pursuant to Rule 701 promulgated pursuant to the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2003. On July 20, 2001, we acquired CB Richard Ellis Services, Inc. Except as otherwise indicated below, the selected historical financial data for the dates and periods ended prior to July 20, 2001 are derived from the consolidated financial statements of CB Richard Ellis Services, our “predecessor company.” The statement of operations data and the other data for the years ended December 31, 2003 and 2002, for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 and the balance sheet data as of December 31, 2003 and 2002 were derived from our or our predecessor’s audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flow data and the other data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 were derived from our or our predecessor’s audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except share data)

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,	Year Ended December 31,
	2003(1)	2002	2001(2)	2001	2000	1999
STATEMENTS OF OPERATIONS DATA:
Revenue	$1,630,074	$1,170,277	$562,828	$607,934	$1,323,604	$1,213,039
Operating income (loss)	25,830	96,736	61,178	(17,048)	100,780	71,387
Interest expense, net	81,175	57,229	27,290	18,736	39,146	37,438
Net (loss) income	(34,704)	18,727	17,426	(34,020)	33,388	23,282
EPS (3)(4):
Basic	(0.68)	0.45	0.80	(1.60)	1.60	1.11
Diluted	(0.68)	0.44	0.79	(1.60)	1.58	1.10
Weighted average shares (4)(5):
Basic	50,918,572	41,640,576	21,741,351	21,306,584	20,931,111	20,998,097
Diluted	50,918,572	42,185,989	21,920,915	21,306,584	21,097,240	21,072,436
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$63,941	$64,882	$91,334	$(120,230)	$80,859	$70,340
Net cash used in investing activities	(284,795)	(24,130)	(261,393)	(12,139)	(32,469)	(23,096)
Net cash provided by (used in) financing activities	303,664	(17,838)	213,831	126,230	(53,523)	(37,721)
OTHER DATA:
EBITDA (6)	$132,817	$130,676	$74,930	$11,482	$150,484	$117,369

	CB Richard Ellis Group			Predecessor Company
	As of December 31,			As of December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Cash and cash equivalents	$163,881	$79,701	$57,450	$20,854	$27,844
Total assets	2,213,481	1,324,876	1,354,512	963,105	929,483
Long-term debt, including current portion	802,705	509,715	517,423	289,447	348,135
Total liabilities	1,873,896	1,067,920	1,097,693	724,018	715,874
Total stockholders’ equity	332,929	251,341	252,523	235,339	209,737

Note: We and our predecessor have not declared any cash dividends on common stock for the periods shown.

(1)	The results for the year ended December 31, 2003 include the operations of Insignia Financial Group, Inc. from July 23, 2003, the date Insignia was acquired by our wholly owned subsidiary, CB Richard Ellis Services.

(2)	The results for the period from February 20 (inception) to December 31, 2001 include the activities of CB Richard Ellis Services from July 20, 2001, the date we acquired CB Richard Ellis Services.

(3)	EPS represents (loss) earnings per share. See (Loss) Earnings Per Share information in Note 16 of our Notes to Consolidated Financial Statements.

(4)	EPS and weighted average shares for our predecessor company do not reflect the 3-for-1 stock split of our outstanding Class A common stock and Class B common stock effected on May 4, 2004, or the 1-for-1.0825 reverse stock split of our outstanding Class A common stock and Class B common stock effected on June 7, 2004 because our predecessor was a different legal entity.

(5)	For the period from February 20 (inception) to December 31, 2001, the 21,741,351 and the 21,920,915 shares represent the weighted average shares outstanding for basic and diluted earnings per share, respectively. These balances take into consideration the lower number of shares outstanding prior to July 20, 2001, the date we acquired CB Richard Ellis Services.

(6)	EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful to readers because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income (loss) and net (loss) income, each as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA is calculated as follows:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31,	Period From January 1 to July 20,	Year Ended December 31,
	2003	2002	2001	2001	2000	1999
	(Dollars in thousands)

Net (loss) income	$(34,704)	$18,727	$17,426	$(34,020)	$33,388	$23,282
Add:
Depreciation and amortization	92,622	24,614	12,198	25,656	43,199	40,470
Interest expense	87,216	60,501	29,717	20,303	41,700	39,368
(Benefit) provision for income taxes	(6,276)	30,106	18,016	1,110	34,751	16,179
Less:
Interest income	6,041	3,272	2,427	1,567	2,554	1,930

EBITDA	$132,817	$130,676	$74,930	$11,482	$150,484	$117,369

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

Macroeconomic Conditions

Our operations are directly affected by actual and perceived trends in various national and economic conditions that affect global and regional markets for commercial real estate services, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws affecting real estate. Periods of economic slowdown or recession, rising interest rates, a declining demand for real estate or the public perception that any of these events may occur, can harm many of our business lines. These economic conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also could reduce the amount of loan originations and related servicing by our commercial mortgage banking business. If our brokerage and mortgage banking businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various business lines.

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

Our management team primarily addresses adverse changes in economic conditions through our compensation structure. Compensation is one of our largest expenses, and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe, our management also has sought to improve operational performance through cost reduction programs. For example, as economic conditions worsened in 2001, our management team made targeted reductions in our workforce, reduced senior management bonuses, streamlined general and administrative operations and cut capital expenditures and other discretionary operating expenses. After our acquisition of CB Richard Ellis Services in 2001, our management also instituted a “best practices” program branded “People, Platform & Performance” in order to implement and encourage new business practices that would result in lower operating expenses and enhance revenue and margin growth. We believe this program significantly contributed to the $18.7 million reduction in our operating expenses during 2002 as compared to 2001. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our future financial condition and results of operations.

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

International Operations

We have made significant acquisitions of non-U.S. companies and, although we currently have no specific plans to do so, we may acquire additional foreign companies in the future. As we increase our foreign operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the United States only at levels necessary for operating purposes. In addition, from time to time we enter into foreign currency exchange contracts to mitigate our exposure to exchange rate changes related to particular transactions. Our management historically has not entered into agreements to hedge the risks associated with the translation of foreign currencies into U.S. dollars. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling, which matures on December 29, 2004. The net impact on our earnings resulting from unrealized gains and/or losses on this option agreement is not expected to be material. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, our management cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

Our international operations also are subject to, among other things, political instability and changing regulatory environments, which may adversely affect our future financial condition and results of operations. Our management routinely monitors these risks and costs and evaluates the appropriate amount of resources to allocate towards business activities in foreign countries where such risks and costs are particularly significant. For example, in late 2001 and early 2002 we decided to sell our wholly owned operations in Thailand, the Philippines and India. These operations had highly cyclical financial performance due to continuing economic and political instability in the region. By selling the operations and entering into cross-referral and royalty agreements with the purchasers, we were able to maintain our presence, brand and service capability in those countries while generally eliminating our financial risk. However, these measures have only mitigated our overall exposure to the risks associated with operating outside the United States.

Leverage

We are highly leveraged and have significant debt service obligations. Although our management believes that the incurrence of this long-term indebtedness has been important in the development of our business, including facilitating our acquisition of Insignia Financial Group in 2003, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, we refinanced our senior secured credit facilities in October 2003 to obtain more attractive interest rates and other terms, redeemed $30.0 million in aggregate principal amount of our 16% senior notes in late 2003 and repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market during May and June 2004. In addition, on June 15, 2004 we received aggregate net proceeds of approximately $137.5 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, in connection with the sale of 7,726,764 shares of our Class A common stock pursuant to the completion of our initial public offering. We have used a portion of the net proceeds we received from the offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement and we expect to use the remaining net proceeds we received from the offering to redeem all $38.3 million in aggregate principal amount of the remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9 3/4% senior notes.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place significant constraints on the operation of our business.

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

Our results of operations, including our segment operations and cash flows, for the year ended December 31, 2001 have been derived by combining the results of operations and cash flows of CB Richard Ellis Group for the period from February 20 (inception) to December 31, 2001 with the results of operations and cash flows of CB Richard Ellis Services, our “predecessor,” from January 1 to July 20, 2001, the date of the merger. The results of operations and cash flows of our predecessor prior to the merger incorporated in the following discussion are the historical results and cash flows of our predecessor. These results of our predecessor do not reflect any purchase accounting adjustments, which are included in our results subsequent to the merger. Due to the effects of purchase accounting applied as a result of the merger and the additional interest expense associated with the debt incurred to finance the merger, our results of operations may not be comparable in all respects to the results of operations for our predecessor prior to the merger. However, our management believes a discussion of our 2001 operations is more meaningful by combining our results with the results of our predecessor.

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

In 1998, CB Richard Ellis Services, our predecessor company, expanded internationally through acquisition. Over the ensuing few years, it was determined that the line of business segments around which the company had previously been organized, were not applicable internationally since those jurisdictions were managed on a geographic basis by country. In order to achieve global consistency, the company decided to segment itself by geographic region starting in the 2001 fiscal year.

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
Revenue	$1,630,074	100.0%	$1,170,277	100.0%	$1,170,762	100.0%
Costs and expenses:
Cost of services	796,408	48.8	547,093	46.7	542,804	46.4
Operating, administrative and other	678,397	41.6	501,798	42.9	517,405	44.2
Depreciation and amortization	92,622	5.7	24,614	2.1	37,854	3.2
Merger-related and other nonrecurring charges	36,817	2.3	36	—	28,569	2.5

Operating income	25,830	1.6	96,736	8.3	44,130	3.8
Equity income from unconsolidated subsidiaries	14,365	0.9	9,326	0.8	4,428	0.4
Interest income	6,041	0.4	3,272	0.3	3,994	0.4
Interest expense	87,216	5.4	60,501	5.2	50,020	4.3

(Loss) income before (benefit) provision for income taxes	(40,980)	(2.5)	48,833	4.2	2,532	0.2
(Benefit) provision for income taxes	(6,276)	(0.4)	30,106	2.6	19,126	1.6

Net (loss) income	$(34,704)	(2.1)%	$18,727	1.6%	$(16,594)	(1.4)%

EBITDA	$132,817	8.1%	$130,676	11.2%	$86,412	7.4%

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

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income (loss) and net (loss) income, each as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA is calculated as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net (loss) income	$(34,704)	$18,727	$(16,594)
Add:
Depreciation and amortization	92,622	24,614	37,854
Interest expense	87,216	60,501	50,020
(Benefit) provision for income taxes	(6,276)	30,106	19,126
Less:
Interest income	6,041	3,272	3,994

EBITDA	$132,817	$130,676	$86,412

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

We reported a consolidated net loss of $34.7 million for the year ended December 31, 2003 on revenue of $1.6 billion as compared to consolidated net income of $18.7 million on revenue of $1.2 billion for the year ended December 31, 2002.

Our revenue on a consolidated basis increased $459.8 million, or 39.3%, during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was driven by higher revenue as a result of our capturing a larger market share in our Americas real estate services business line through our acquisition of Insignia, particularly leasing activity in the New York area. Additionally, as a result of the improvement of general economic conditions in the United States, we experienced significantly higher sales transaction revenue as well as increased lease transaction revenue and appraisal fees. Internationally, the Insignia acquisition helped us to expand our reach in Europe as evidenced by increased sales and lease transaction revenue, as well as higher consultation and appraisal fees, particularly in London and Paris. We expect that this increased revenue level will be maintained in the near term. Lastly, foreign currency translation had a $54.4 million positive impact on total revenue during the year ended December 31, 2003.

Our cost of services on a consolidated basis totaled $796.4 million, an increase of $249.3 million, or 45.6%, from the year ended December 31, 2002. This increase was mainly due to higher commission expense, bonus accruals and producer retention expense as a result of the Insignia acquisition as well as increased worldwide sales and lease transaction revenue. Our sales and leasing professionals are paid on a commission and bonus basis, which generally correlates with our revenue performance. Accordingly, as revenue increases, cost of services will also increase. Additionally, we paid bonuses to the top advisory services professionals of Insignia that we retained in the acquisition. The producer retention expense represents the amortization of these bonuses, which are being amortized to cost of services over the lives of the related employment agreements. The producer retention expense is considered an integration cost associated with the Insignia acquisition and amounted to $2.7 million for the year ended December 31, 2003. Also contributing to the increase in cost of services over the prior year was increased worldwide payroll related costs, including worldwide insurance and pension expense in the United Kingdom, which were mainly driven by increased headcount resulting from the Insignia acquisition. Finally, foreign currency translation had a $23.9 million negative impact on cost of services during the year ended December 31, 2003.

Our operating, administrative and other expenses on a consolidated basis were $678.4 million, an increase of $176.6 million, or 35.2%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily driven by higher costs as a result of the Insignia acquisition, including $10.9 million of integration costs, as well as increased worldwide bonuses and payroll-related expenses, principally in the Americas and Europe. Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $6.9 million. We expect to pay higher bonuses in 2004 as we will incur a nonrecurring charge of $15.0 million for compensation expenses relating to bonus payments triggered by our initial public offering, which are payable to several of our non-executive real estate services employees as a result of provisions in such employees’ employment agreements. Also contributing to the variance was a nonrecurring legal settlement in the United States in 2003 as well as higher occupancy expense in the United Kingdom as a result of our relocation to a new facility in 2003. Lastly, foreign currency translation had a $23.4 million negative impact on total operating expenses during the year ended December 31, 2003. These increases were partially offset by net foreign currency transaction gains resulting from the weaker U.S. dollar. Over 2003 and 2002, the U.S. dollar has continued to weaken, which has resulted in us recognizing foreign currency transaction gains. Due to the volatility of currency exchange rates, there is no way for us to predict if this trend will continue in the future.

Our depreciation and amortization expense on a consolidated basis increased by $68.0 million, or 276.3%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 mainly due to $59.1 million of amortization of the net revenue backlog acquired as part of the Insignia acquisition. As of December 31, 2003, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Insignia acquisition was $13.4 million, which is expected to be fully amortized by the end of 2004 (see Note 8 of the Notes to Consolidated Financial Statements). The increase over the prior year was also due to a one-time reduction of amortization expense recorded in 2002 related to the adjustment of certain intangible assets to their estimated fair values as of their acquisition date in connection with our acquisition of CB Richard Ellis Services in 2001.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased $5.0 million, or 54.0%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002, primarily due to a one-time gain on sale of owned units in an investment fund. In addition, the trend of improved performance in our other domestic joint ventures continued, but was offset by a decrease in equity income versus the prior year as a result of a one-time disposition fee received in 2002 upon liquidation of one of our U.S. joint ventures in the normal course of business upon completion of the investment strategy set forth in its joint venture agreement.

Our merger-related charges on a consolidated basis were $36.8 million for the year ended December 31, 2003. These charges primarily consisted of lease termination costs associated with vacated spaces, change of control payments, consulting costs and severance costs, all of which were attributable to the Insignia acquisition.

Our consolidated interest expense was $87.2 million for the year ended December 31, 2003, an increase of $26.7 million, or 44.2%, as compared to the year ended December 31, 2002. This increase was primarily driven by a one-time $6.8 million write-off of unamortized deferred financing fees associated with our prior credit facility and $6.6 million of nonrecurring write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, in connection with the $30.0 million of redemptions of our 16% senior notes in the fourth quarter of 2003. Additionally, interest expense was higher in 2003 as a result of the new debt incurred in connection with the Insignia acquisition.

Our benefit for income tax on a consolidated basis was $6.3 million for the year ended December 31, 2003 as compared to a provision for income tax of $30.1 million for the year ended December 31, 2002. The income tax (benefit) provision and effective tax rate generally were not comparable between periods due to the effects of the Insignia acquisition. Additionally, non-deductible expenses contributed to a lower effective tax benefit rate in 2003 as compared to 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

We reported consolidated net income of $18.7 million for the year ended December 31, 2002 on revenue of $1.2 billion as compared to a consolidated net loss of $16.6 million on revenue of $1.2 billion for the year ended December 31, 2001.

Our revenue on a consolidated basis for the year ended December 31, 2002 was comparable to the year ended December 31, 2001. Overall revenue decreased in our Americas segment primarily caused by declines in lease transaction revenue, which were driven by the continued softness in the leasing industry in the United States as a result of general economic uncertainty, combined with a nonrecurring sale of mortgage fund contracts of $5.6 million in 2001. In Asia Pacific, revenue declined mainly due to the sale of our wholly-owned operations in Thailand, the Philippines and India. These decreases were mostly offset by higher worldwide sales transaction revenue driven by investment property sales and higher investment management fees in Japan as result of the expansion of this business in that region. Foreign currency translation had a $10.5 million positive impact on total revenue during the year ended December 31, 2002.

Our cost of services on a consolidated basis totaled $547.1 million for the year ended December 31, 2002, an increase of $4.3 million, or 0.8%, from the year ended December 31, 2001. This increase was primarily due to higher compensation of advisory services professionals within our international operations associated with expanded international activities. These increases were partially offset by lower variable commissions, principally in our Americas segment, driven by lower lease transaction revenue. Foreign currency translation had a $4.2 million negative impact on cost of services during the year ended December 31, 2002.

Our operating, administrative and other expenses on a consolidated basis were $501.8 million for the year ended December 31, 2002, a decrease of $15.6 million, or 3.0%, as compared to the year ended December 31, 2001. This decrease was primarily driven by cost reduction measures and operational efficiencies from programs initiated in May 2001, as well as foreign currency transaction and settlement gains resulting from the weaker U.S. dollar. The trend of foreign currency transaction gains resulting from the weakening of the U.S. dollar has continued in 2003. These reductions were partially offset by an increase in bonuses and other incentives, primarily within our international operations, due to improved results. Foreign currency translation also had a $4.1 million negative impact on total operating expenses during the year ended December 31, 2002.

Our depreciation and amortization expense on a consolidated basis decreased by $13.2 million, or 35.0%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was mainly due to the discontinuation of goodwill amortization after our acquisition of CB Richard Ellis Services in 2001 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, and lower depreciation expense, principally due to lower capital expenditures for the year ended December 31, 2002. The lower capital expenditures resulted from cost reduction measures initiated in 2001. Our capital expenditures increased in 2003 primarily as a result of our planned relocation to a new facility in the United Kingdom in 2003. The year ended December 31, 2002 also included a one-time reduction of amortization expense of $2.0 million arising from the adjustment of certain intangible assets to their estimated fair values as of July 20, 2001, the date we acquired CB Richard Ellis Services.

Our equity income from unconsolidated subsidiaries increased by $4.9 million, or 110.6%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily due to a $2.2 million nonrecurring disposition fee received upon liquidation of one of our joint ventures in the United States in the normal course of business upon completion of the investment strategy set forth in its joint venture agreement, as well as the improved performance from several of our other domestic joint ventures. Earnings from these domestic joint ventures continued to increase during 2003 as general economic conditions improved in the United States.

Our merger-related and other nonrecurring charges on a consolidated basis were $28.6 million for the year ended December 31, 2001. These costs primarily consisted of merger-related charges of $18.3 million, the write-off of assets, primarily e-business investments, of $7.2 million as well as severance costs of $3.1 million related to our cost reduction program initiated in May 2001.

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

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA and Asia Pacific operating segments for the years ended December 31, 2003, 2002 and 2001. Our Americas 2003 results include merger-related charges of $20.4 million attributable to the acquisition of Insignia. Our Americas 2001 results include a nonrecurring sale of mortgage fund contracts of $5.6 million as well as merger-related and other nonrecurring charges of $26.9 million attributable to our acquisition of CB Richard Ellis Services. Our EMEA 2003 results include merger-related charges of $16.0 million attributable to the Insignia acquisition. Our Asia Pacific 2001 results include merger-related and other nonrecurring charges of $1.2 million attributable to our acquisition of CB Richard Ellis Services.

	Year Ended December 31,
	2003		2002		2001
	(Dollars in thousands)
Americas
Revenue	$1,197,626	100.0%	$896,064	100.0%	$928,799	100.0%
Costs and expenses:
Cost of services	609,619	50.9	438,842	49.0	448,813	48.3
Operating, administrative and other	474,317	39.6	367,360	41.0	388,645	41.8
Depreciation and amortization	58,216	4.9	16,958	1.9	27,452	3.0
Merger-related and other nonrecurring charges	20,367	1.7	36	—	26,923	2.9

Operating income	$35,107	2.9%	$72,868	8.1%	$36,966	4.0%

EBITDA	$107,503	9.0%	$98,251	11.0%	$68,226	7.3%

EMEA
Revenue	$313,686	100.0%	$182,222	100.0%	$161,306	100.0%
Costs and expenses:
Cost of services	135,854	43.3	70,309	38.6	60,309	37.4
Operating, administrative and other	151,077	48.1	90,047	49.4	84,762	52.5
Depreciation and amortization	31,287	10.0	4,579	2.5	6,492	4.0
Merger-related and other nonrecurring charges	15,958	5.1	—	—	451	0.3

Operating (loss) income	$(20,490)	(6.5%)	$17,287	9.5%	$9,292	5.8%

EBITDA	$10,609	3.4%	$21,948	12.0%	$15,786	9.8%

Asia Pacific
Revenue	$118,762	100.0%	$91,991	100.0%	$80,657	100.0%
Costs and expenses:
Cost of services	50,935	42.9	37,942	41.2	33,682	41.7
Operating, administrative and other	53,003	44.6	44,391	48.3	43,998	54.5
Depreciation and amortization	3,119	2.6	3,077	3.3	3,910	4.9
Merger-related and other nonrecurring charges	492	0.4	—	—	1,195	1.5

Operating income (loss)	$11,213	9.4%	$6,581	7.2%	$(2,128)	(2.6%)

EBITDA	$14,705	12.4%	$10,477	11.4%	$2,400	3.0%

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful to readers because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

We do not allocate net interest expense or (benefit) provision for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Americas
Operating income	$35,107	$72,868	$36,966
Add:
Depreciation and amortization	58,216	16,958	27,452
Equity income from unconsolidated subsidiaries	14,180	8,425	3,808

EBITDA	$107,503	$98,251	$68,226

EMEA
Operating income	$(20,490)	$17,287	$9,292
Add:
Depreciation and amortization	31,287	4,579	6,492
Equity (loss) income from unconsolidated subsidiaries	(188)	82	2

EBITDA	$10,609	$21,948	$15,786

Asia Pacific
Operating income	$11,213	$6,581	$(2,128)
Add:
Depreciation and amortization	3,119	3,077	3,910
Equity income from unconsolidated subsidiaries	373	819	618

EBITDA	$14,705	$10,477	$2,400

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The Americas

Revenue increased by $301.6 million, or 33.7%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily driven by the expansion of our market share in our real estate services business line through our acquisition of Insignia, particularly in the leasing industry in the New York area. Additionally, the improvement of general economic conditions in the United States led to an increase in volume of transactions resulting in significantly higher sales transaction revenue as well as increased lease transaction revenue and appraisal fees. Cost of services increased by $170.8 million, or 38.9%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to higher commission expense, bonus accruals and producer retention expense as a result of the Insignia acquisition as well as the higher sales and lease transaction revenue. The producer retention expense represents bonuses paid to the top advisory services professionals of Insignia that we retained at the time of the acquisition that is being amortized through cost of services over the respective lives of the underlying employment agreements. The producer retention expense is considered an integration cost associated with the Insignia acquisition and amounted to $1.5 million for the year ended December 31, 2003. Operating, administrative and other expenses increased $107.0 million, or 29.1%, mainly caused by higher costs as a result of the Insignia acquisition, including integration expenses of $9.1 million, increased bonuses and payroll related costs mainly resulting from improved operating performance, and a nonrecurring legal settlement in the United States. Included in the 2003 bonus was an accrual for a one-time performance award of approximately $6.9 million. These increases were partially offset by net foreign currency transaction gains resulting from the weakened U.S. dollar, a trend that we have experienced in 2003 and 2002.

EMEA

Revenue increased by $131.5 million, or 72.1%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002, primarily driven by increased revenue as a result of the Insignia acquisition as evidenced by higher sales and lease transaction revenue as well as increased consultation and appraisal fees, predominantly in the United Kingdom and France. Foreign currency translation had a $35.5 million positive impact on total revenue during the year ended December 31, 2003. Cost of services increased $65.5 million, or 93.2%, as a result of higher producer compensation expense and bonuses as well as increased payroll-related costs, including insurance expense throughout Europe and pension expense in the United Kingdom, primarily due to the Insignia acquisition. Also included in producer compensation expense for 2003 were integration costs of $1.2 million, representing the amortization of bonuses paid to the top producers of Insignia in the United Kingdom, which is being amortized over the respective lives of the underlying employment agreements. Foreign currency translation had a $15.0 million negative impact on cost of services during the current year. Operating, administrative and other expenses increased by $61.0 million, or 67.8%, mainly driven by increased costs as a result of the Insignia acquisition, including integration expenses of $1.8 million, as well as higher bonus, payroll related and consulting expenses. Additionally, occupancy expense was higher in the United Kingdom as a result of our relocation to a new facility. Lastly, foreign currency translation had a $16.4 million negative impact on total operating expenses during the year ended December 31, 2003.

Asia Pacific

Revenue increased by $26.8 million, or 29.1%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily driven by an overall increase in revenue in Australia and New Zealand, primarily resulting from our incremental efforts to increase our market share in the region as well as due to our organic growth. Foreign currency translation had a $13.8 million positive impact on total revenue during the current year. Cost of services increased by $13.0 million, or 34.2%, mainly attributable to increased transaction revenue as well as higher producer compensation expense due to increased headcount in Australia and New Zealand resulting from our incremental efforts to increase our market share in this region. Foreign currency translation had a $6.1 million negative impact on cost of services for the year ended December 31, 2003. Operating, administrative and other expenses increased by $8.6 million, or 19.4%, primarily due to an increased accrual for long-term incentives as well as higher payroll related costs in Australia and New Zealand. The long-term incentive plan term ended in 2003 with payout of approximately $7.8 million anticipated in early 2004. We anticipate implementing a new long-term incentive plan starting in 2004. Foreign currency translation also had a $5.6 million negative impact on total operating expenses during the year ended December 31, 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The Americas

Revenue decreased by $32.7 million, or 3.5%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily driven by a lower average value per transaction in lease transaction revenue resulting from the continued softness in the leasing industry in the United States combined with a nonrecurring sale of mortgage fund contracts of $5.6 million in 2001. These decreases were partially offset by higher sales transaction revenue, which was driven by a higher number of transactions as well as a higher average value per transaction, primarily due to investment property sales. The improvement in sales transaction revenue continued in 2003. Cost of services decreased by $10.0 million, or 2.2%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, caused primarily by lower variable commissions commensurate with lower lease transaction revenue. Operating, administrative and other expenses decreased by $21.3 million, or 5.5%, as a result of cost reduction and efficiency measures, the organizational restructuring implemented after our acquisition of CB Richard Ellis Services in 2001, and foreign currency transaction and settlement gains resulting from the weaker U.S. dollar. The trend of foreign currency transaction gains resulting from the weakening U.S. dollar continued throughout 2003.

EMEA

Revenue increased by $20.9 million, or 13.0%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This was mainly driven by higher sales transaction revenue across Europe as the general economy in this region improved. Foreign currency translation had an $8.9 million positive impact on total revenue during the year ended December 31, 2002. Cost of services increased by $10.0 million, or 16.6%, due to higher producer compensation as a result of increased revenue arising from expanded activities in Europe. Foreign currency translation had a $3.4 million negative impact on cost of services during the year ended December 31, 2002. Operating, administrative and other expenses increased by $5.3 million, or 6.2%, mainly attributable to higher incentives due to improved results, higher occupancy costs and consulting fees. Foreign currency translation also had a $3.7 million negative impact on total operating expenses during the year ended December 31, 2002.

Asia Pacific

Revenue increased by $11.3 million, or 14.1%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This increase was primarily driven by higher investment management fees in Japan and an increase in overall revenue in Australia and New Zealand due to increased efforts to expand our market share in these locations, partially offset by lower revenues as a result of the sale of our wholly owned operations in Thailand, the Philippines and India. Foreign currency translation had a $2.8 million positive impact on total revenue during the year ended December 31, 2002. Cost of services increased by $4.3 million, or 12.6%, primarily driven by higher producer compensation expense due to increased personnel in Australia, New Zealand and China, slightly offset by lower commissions due to conversions to affiliate offices elsewhere in Asia. Foreign currency translation had a $1.3 million negative impact on cost of services for the year ended December 31, 2002. Operating, administrative and other expenses increased by $0.4 million, or 0.9%, primarily due to increased bonuses as a result of improved results in Australia and New Zealand, partially offset by lower expenses as a result of sales of operations in Asia. Foreign currency translation also had a $1.1 million negative impact on total operating expenses during the year ended December 31, 2002.

Liquidity and Capital Resources

We believe we can satisfy our working capital requirements and funding of investments with internally generated cash flow and borrowings under the revolving credit facility of our amended and restated credit agreement described below. Included in the capital requirements that we expect to be able to fund are approximately $40 million of anticipated capital expenditures, net of concessions received, during 2004. The capital expenditures for 2004 are primarily composed of information technology costs, which are driven largely by computer replacement costs as well as costs associated with upgrading various servers and systems, and leasehold improvements.

During both 2001 and 2003, we required substantial amounts of new equity and debt financing to fund our acquisitions of CB Richard Ellis Services and Insignia Financial Group. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditures and investment requirements. As a result, our management anticipates that our cash flow from operations and revolving credit facility will be sufficient to meet our anticipated cash requirements, including those reflected in the summary of contractual obligations and other commitments table below, for the foreseeable future, but at a minimum for the next twelve months.

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

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan in 2008, our 9 3/4% senior notes in 2010 and our 16% senior notes and 11¼% senior subordinated notes in 2011. On June 15, 2004 we received aggregate net proceeds of approximately $137.5 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, in connection with the sale of 7,726,764 shares of our Class A common stock pursuant to the completion of our initial public offering. We have used a portion of the net proceeds we received from the offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement and we expect to use the net proceeds we received from the offering to redeem all $38.3 million in aggregate principal amount of the remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9¾% senior notes. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay the other amounts of our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot assure you that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

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

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $63.9 million for the year ended December 31, 2003, a decrease of $0.9 million compared to the year ended December 31, 2002. The acquisition of Insignia in July 2003 has impacted substantially all components of cash provided by our operating activities making comparison against the prior year not meaningful.

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

Investing Activities

Net cash used in investing activities totaled $284.8 million for the year ended December 31, 2003, an increase of $260.7 million compared to the year ended December 31, 2002. This increase was primarily due to costs incurred in 2003 associated with the Insignia acquisition. Capital expenditures, net of concessions received, of $27.0 million during the year ended December 31, 2003 were $12.7 million higher than 2002. This increase was mainly driven by net capital expenditures incurred in connection with our relocation to new offices in the United Kingdom in 2003.

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

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total debt (1)	$1,072,842	$281,422	$20,384	$309,287	$461,749
Operating leases (2)	710,262	96,123	167,164	134,094	312,881
Deferred compensation plan liability (3) (4)	138,037	6,087	13,435	12,117	106,398
Pension liability (3) (4)	35,998	—	—	—	35,998

Total Contractual Obligations	$1,957,139	$383,632	$200,983	$455,498	$917,026

	Amount of Commitments Expiration
Other Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Letters of credit (2)	$22,557	$22,557	$—	$—	$—
Guarantees (2)	8,976	8,976	—	—	—
Co-investment commitments (2)	26,564	22,903	3,661	—	—

Total Commitments	$58,097	$54,436	$3,661	$—	$—

(1)	Includes capital lease obligations, but does not include the purchases by us of $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market in May and June 2004, the refinancing of our senior secured credit facilities in connection with the completion of our initial public offering, the expected redemption with a portion of the proceeds we received from our initial public offering of $38.3 million in aggregate principal amount of our 16% senior notes and $70.0 million in aggregate principal amount of 9¾% senior notes or the prepayment with a portion of the proceeds received from the offering of $15.0 million of our term loan.

(2)	See Note 13 of our Notes to the Consolidated Financial Statements.

(3)	See Note 11 of our Notes to the Consolidated Financial Statements.

(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.

Indebtedness

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. However, we currently do not have any specific acquisition plans. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Most of our long-term indebtedness was incurred in connection with our acquisition of CB Richard Ellis Services in July 2001 and our acquisition of Insignia. The CB Richard Ellis Services acquisition, which was a going private transaction involving members of our senior management, affiliates of Blum Capital Partners and Freeman Spogli & Co. and some of our other existing stockholders, was undertaken so that we could take advantage of growth opportunities and focus on improvements in the CB Richard Ellis Services businesses. The Insignia acquisition increased the scale of our real estate services and outsourcing services businesses as well as significantly increasing our presence in the New York, London and Paris metropolitan areas.

In order to partially fund our acquisition of CB Richard Ellis Services in 2001, we entered into a credit agreement with Credit Suisse First Boston, or CSFB, and other lenders and borrowed $235.0 million of term loans on July 20, 2001. To partially fund our acquisition of Insignia Financial Group in 2003, we amended and restated this credit agreement and borrowed an aggregate of an additional $75.0 million of term loan on July 23, 2003. On October 14, 2003, we refinanced all of the outstanding loans under our amended and restated credit agreement and entered into a new amended and restated credit agreement. On April 23, 2004, we entered into an amendment to the current amended and restated credit agreement that includes a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provides for the refinancing of all outstanding amounts under our current credit agreement and the amendment and restatement of our credit agreement upon the completion of our initial public offering on June 15, 2004. The new amended and restated credit agreement permits us, among other things, to use the net proceeds we received from our initial public offering to pay down debt, including the expected redemption of all $38.3 million in aggregate principal amount of our 16% senior notes due 2011 and $70.0 million in aggregate principal amount of our 9¾% senior notes and the prepayment of $15.0 million in principal amount of our term loan under our amended and restated credit agreement. The new amended and restated credit agreement includes the following: (1) a term loan facility of $295.0 million, requiring quarterly principal payments of $2.95 million through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. The new amended and restated credit agreement also permits us to increase the term facility by up to $25.0 million, subject to the satisfaction of customary conditions. We repaid our revolving credit facility as of July 23, 2003 and November 5, 2002, and at December 31, 2003 and 2002, we had no outstanding amounts under our revolving credit facility.

Borrowings under the term loan facility bear interest at varying rates based, at our option, at either LIBOR plus 2.25% to 2.50% or the alternate base rate plus 1.25% to 1.50% in both cases as determined by reference to the credit rating assigned to the term facility by Moody’s Investors Service and Standard and Poor’s. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as described in the immediately preceding sentence or, in some circumstances described in the new amended and restated credit agreement, at a higher or lower rate. Borrowings under the revolving credit facility bear interest at varying rates based on our option, at either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. In addition, we are required to pay a revolving credit facility fee based on the total amount of the unused commitment. The borrowings under the amended and restated credit agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. The total amount outstanding under the term loan facility included in senior secured term loans and current maturities of long-term debt in the accompanying consolidated balance sheets was $297.5 million and $221.0 million as of December 31, 2003 and 2002, respectively.

On May 22, 2003, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes due May 15, 2010. The proceeds of this issuance were placed in escrow pending the completion of the Insignia acquisition on July 23, 2003, on which date the proceeds were released from escrow in order to partially fund the acquisition. CBRE Escrow merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes. The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we may redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheet was $200.0 million as of December 31, 2003. We expect to use a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount of our 9¾% senior notes due 2010, which will also require payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption.

In order to partially finance our acquisition of CB Richard Ellis Services in 2001, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount, on June 7, 2001. CB Richard Ellis Services assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the merger of Blum CB with and into CB Richard Ellis Services on July 20, 2001. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we may redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11 ¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.2 million and $225.9 million as of December 31, 2003 and 2002, respectively. In May and June, 2004, we purchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums in connection with these purchases.

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

In the event of a change in control, we are obligated to make an offer to purchase all of our outstanding 16% senior notes at 101.0% of par. In addition, under the terms of the indenture governing the 16% senior notes, the notes are redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. However, the restricted payments covenant in our amended and restated credit agreement in effect prior to our initial public offering prevented us from purchasing or redeeming the 16% senior notes unless the purchase or redemption fell within specified exceptions to the covenant. On October 27, 2003 and December 29, 2003, we redeemed $20.0 million and $10.0 million, respectively, in aggregate principal amount of our 16% senior notes pursuant to these exceptions. We paid $2.9 million of premiums in connection with these redemptions. The amount of the 16% senior notes included in the the accompanying consolidated balance sheets, net of unamortized discount, was $35.5 million and $61.9 million as of December 31, 2003 and 2002, respectively. As permitted by our new amended and restated credit agreement, we expect to use a portion of the net proceeds we received from our initial public offering to redeem the remaining $38.3 million in aggregate principal amount of our 16% senior notes, which will also require payment of a $3.7 million premium and accrued and unpaid interest through the date of redemption. Our amended and restated credit agreement and the indentures governing our 16% senior notes, our 9¾% senior notes and our 11¼% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our amended and restated credit agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA to funded debt.

From time to time, Moody’s Investors Service and Standard and Poor’s Ratings Service rate our outstanding senior secured term loan, our 9¾% senior notes and our 11 1/4% senior subordinated notes. Although neither the Moody’s nor the Standard and Poor’s ratings impact our ability to borrow, they may affect the applicable interest rate for our senior secured term loan. In addition, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

During 2001, a joint venture that we consolidate incurred $37.2 million of non-recourse debt to acquire a real estate investment in Japan. The debt is secured by a mortgage on the acquired real estate asset. During the third quarter of 2003, the maturity date on this debt was extended to July 31, 2008. In our accompanying consolidated balance sheets, this debt comprised $41.8 million of our other long-term debt as of December 31, 2003 and $40.0 million of our other short-term borrowings as of December 31, 2002. Additionally, during the third quarter of 2003, this joint venture incurred an additional $1.9 million of non-recourse mortgage debt with a maturity date of June 15, 2004. As of December 31, 2003, $2.0 million of this non-recourse debt is included in short-term borrowings in the accompanying consolidated balance sheet.

Our wholly owned subsidiary, L.J. Melody & Company, has a credit agreement with Residential Funding Corporation, or RFC, for the purpose of funding mortgage loans that will be resold. The agreement provides for a revolving warehouse line of credit of up to $200.0 million, bears interest at one-month LIBOR plus 1.0% and expires on August 31, 2004 and all outstanding borrowings will be due unless it is extended. On June 25, 2003, the agreement was modified to provide a temporary revolving line of credit increase of $200.0 million that resulted in a total line of credit equaling $400.0 million, which expired on August 30, 2003. By amendment on November 14, 2003, the agreement was modified to provide a revolving line of credit increase of $50.0 million that resulted in a total line of credit equaling $250.0 million, which expires on August 31, 2004. On May 12, 2004, the agreement was modified to provide a temporary revolving line of credit increase of $100.0 million that will result in a total line of credit equaling $350.0 million. This increase became effective on May 30, 2004 and will expire 90 days after the effective date. We have a long-term business relationship with RFC and have entered into a number of amendments to the line of credit since its inception. Accordingly, we expect that we will reach a satisfactory amendment to extend the term of the agreement prior to its expiration on August 31, 2004. However, if we are unable to do so, the business and results of operations of our mortgage loan origination and servicing line of business may be adversely affected. During the years ended December 31, 2003 and 2002, respectively, we had a maximum of $272.5 million and $309.0 million revolving line of credit principal outstanding with RFC. At December 31, 2003 and 2002, respectively, we had a $230.8 million and a $63.1 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had a $230.8 million and a $63.1 million warehouse receivable representing mortgage loans funded through the line of credit that had not been purchased as of December 31, 2003 and 2002, respectively, which are also included in the accompanying consolidated balance sheets.

L.J. Melody & Company also had a credit agreement with JP Morgan Chase. The credit agreement provided for a revolving line of credit of up to $20.0 million, bore interest at 1.0% in excess of the bank’s cost of funds and expired on May 28, 2004 without renewal. L.J. Melody used this credit line from time to time to fund short-term investments in governmental and quasi-governmental instruments. Any such investments acquired by L.J. Melody were pledged as collateral for outstanding borrowings under the credit line. At December 31, 2003 and 2002, no amounts were outstanding under this line of credit.

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

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom, which was part of Insignia’s business strategy of increasing its presence in that country. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2003, $12.2 million of the acquisition loan notes were outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.

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

Deferred Compensation Plan Obligations

Each participant in our deferred compensation plan, or DCP, is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 30 mutual funds. In addition, prior to our acquisition of CB Richard Ellis Services in 2001, participants were entitled to invest their deferrals in stock fund units that allowed them to receive future distributions of shares of CB Richard Ellis Services common stock. As of May 31, 2004, there were 3,129,279 shares underlying outstanding stock fund units under the DCP, 1,948,133 of which had vested. Shares are issuable in connection with future distributions under the plan pursuant to the elections made by plan participants or distributions made by us. Except for the stock funds units, all deferrals under the DCP represent obligations to make future cash payments. The deferred compensation liability in the accompanying consolidated balance sheets was $138.0 million and $106.3 million at December 31, 2003 and 2002, respectively.

Effective January 1, 2004, we closed the DCP to new participants. Currently, the DCP is accepting compensation deferrals from participants who have a balance, meet the eligibility requirements and elect to participate, up to a maximum annual contribution amount of $250,000 per participant. As permitted by its terms, we expect to terminate the DCP shortly after our initial public offering is completed and adopt a new deferred compensation plan. The existing deferrals under the interest index funds and the insurance fund in the DCP will be paid to participants in the future according to their existing deferral elections under the plan. With respect to existing deferrals in stock fund units, we expect that substantially all of the shares of common stock underlying such units will be distributed to participants in distributions initiated by us during October of 2004.

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

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $36.0 million and $10.8 million at December 31, 2003 and 2002, respectively.

Other Obligations and Commitments

In connection with the sale of real estate investment assets by Insignia to Island Fund I LLC on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of December 31, 2003, an aggregate of approximately $10.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island Fund agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island Fund’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island Fund will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island Fund’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island Fund.

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

We had outstanding letters of credit totaling $22.6 million as of December 31, 2003, excluding letters of credit securing our outstanding indebtedness. Approximately $10.8 million of these letters of credit secure certain office leases and are outstanding pursuant to the revolving credit facility under our amended and restated credit agreement. An additional $10.8 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island Fund described above and are outstanding pursuant to a reimbursement agreement with the Bank of Nova Scotia. Under this agreement, we may issue up to a maximum of approximately $11.0 million of letters of credit outstanding at any one time and these outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The remaining outstanding letter of credit, which is for the Fannie Mae agreement as described above, was issued pursuant to a credit agreement with Wells Fargo Bank. Under this agreement, we may issue up to a maximum of $8.0 million of letters of credit outstanding at any one time and these outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The outstanding letters of credit as of December 31, 2003 expire at varying dates through August 31, 2004. However, we are obligated to renew the letters of credit related to certain office leases until 2023, the letters of credit related to the Island Fund purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $9.0 million as of December 31, 2003, which consisted primarily of guarantees of property debt, as well as the obligations to Island Fund and Fannie Mae discussed above. Approximately $4.8 million of the guarantees is related to investment activity that is scheduled to expire in October 2008. Approximately $1.7 million of the guarantees is related to office leases in Europe and Asia. These guarantees will expire at the end of the lease terms. The guarantee obligation related to the agreement with Fannie Mae discussed above will expire in December 2004. The guarantee related to the Island Fund purchase agreement will expire on the August 30, 2004 maturity date of the underlying loan agreement, unless such loan is renewed, modified or extended prior to such date to provide for a later maturity date. Renewals, modifications and extensions of such loan may be made without our consent, but the $1.3 million amount of our guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension.

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

As a result of the completion of our initial public offering, we will incur an aggregate of $15.0 million of compensation expenses relating to bonus payments that are payable to several of our non-executive real estate services employees pursuant to their employment agreements.

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

Inflation

Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by general economic conditions including inflation. However, to date, we do not believe that general inflation has had a material impact upon our operations.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority owned subsidiaries. Additionally, the consolidated financial statements for the period from January 1 to July 20, 2001 include the accounts of CB Richard Ellis Services prior to the date we acquired it in 2001, as CB Richard Ellis Services is considered our “predecessor” for purposes of Regulation S-X. The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in our consolidated balance sheets included elsewhere in this filing. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Exchange Rates

Approximately 30.2% of our business was transacted in local currencies of foreign countries for the year ended December 31, 2003, the majority of which included the Euro, the British pound sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities, and maintaining cash positions in foreign countries only at levels necessary for operating purposes. As a result, fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenues and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. For example, during 2003, the U.S. dollar dropped against many of the currencies in which we conduct business. During the year ended December 31, 2003, foreign currency translation had a $54.4 million positive impact on our total revenue and a $47.3 million negative impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure to such transactions, as appropriate. We apply Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” when accounting for any such contracts. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from intercompany loans. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency. At December 31, 2003, we were not party to any such contracts.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Our fixed and variable rate long-term debt at December 31, 2003 consisted of the following:

Year of Maturity	Fixed Rate	One-Month Yen LIBOR +3.5%	One-Month LIBOR +1.0%	Six-Month LIBOR +3.25%		Interest Rate Range of 1.0% to 6.25%	Six-Month Yen LIBOR +3.75%	Six-Month GBP LIBOR -2%	Total
	(Dollars in thousands)
2004	$20,445	$—	$230,790	$12,006	(1)	$12,663	$373	$5,145	$281,422
2005	367	—	—	10,000		—	—	—	10,367
2006	17	—	—	10,000		—	—	—	10,017
2007	17	—	—	10,000		—	—	—	10,017
2008	17	41,753	—	257,500	(2)	—	—	—	299,270
Thereafter (3)	461,749	—	—	—		—	—	—	461,749

Total	$482,612	$41,753	$230,790	$299,506		$12,663	$373	$5,145	$1,072,842

Weighted Average Interest Rate	10.8%	3.9%	2.1%	4.4%		5.5%	3.8%	1.5%	6.8%

(1)	Includes $10.0 million relating to our senior secured credit facilities and $2.0 million related to our Westmark senior notes (see Note 12 of our Notes to Consolidated Financial Statements).

(2)	Consists of amounts due under our senior secured credit facilities. These amounts will be refinanced in connection with the completion of our initial public offering. The expected interest rates applying to such amounts after the refinancing are not reflected in this table. In addition, we used a portion of the net proceeds we received from our initial public offering to prepay $15.0 million in principal amount of these amounts.

(3)	Primarily includes our 11¼% senior subordinated notes, our 9¾% senior notes and our 16% senior notes. In May and June 2004, we purchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. In addition, we expect to use a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount of our 9¾% senior notes and the remaining $38.3 million in aggregate principal amount of our 16% senior notes.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 35 basis points, approximately 10% of the weighted average interest rates of our outstanding variable rate debt at December 31, 2003, the net impact would be a decrease of $2.1 million on annual pre-tax income and cash provided by operating activities for the year ended December 31, 2003.

Based on dealers ‘ quotes at December 31, 2003, the estimated fair values of our 9¾% senior notes and our 11¼% senior subordinated notes were $222.0 million and $256.5 million, respectively. There was no trading activity for our 16% senior notes due in 2011. The carrying value of our 16% senior notes as of December 31, 2003 totaled $35.5 million. Estimated fair values for the term loan under our senior secured credit facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the majority of our remaining debt is based on variable rates that we believe could be obtained at December 31, 2003.

We historically have not entered into agreements with third parties for the purpose of hedging our exposure to changes in interest rates. Although we do not have any current intentions to enter into such agreements in the future, we may do so in connection with our on-going assessment of our interest rate exposure. If we do enter into any such agreements, we would do so for risk management purposes only and not to engage in speculative activities with respect to interest rates. We would apply Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, when accounting for any such derivatives.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Registered Public Accounting Firm	54

Report of Independent Public Accountants	56

Consolidated Balance Sheets at December 31, 2003 and 2002	57

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 (Predecessor)	58

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 (Predecessor)	59

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002, for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 (Predecessor)	60

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2003 and 2002, for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 (Predecessor)	61

Notes to Consolidated Financial Statements	62

Quarterly Results of Operations (Unaudited)	110

FINANCIAL STATEMENT SCHEDULE:

Schedule II—Valuation and Qualifying Accounts	134

All other schedules are omitted be cause they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed above, the consolidated financial statements of the Company for the period from February 20 (inception) to December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 23, those consolidated financial statements have been revised to give effect to the stock split on May 4, 2004 and the reverse stock split on June 7, 2004 discussed in Note 23. We audited the adjustments described in Note 23 that were applied to revise the Company’s 2001 consolidated financial statements for such stock split and reverse stock split. Our audit procedures included (1) comparing the amounts shown in the earnings per share disclosures for 2001 to the Company’s underlying accounting analysis obtained from management, (2) comparing the previously reported shares outstanding and income statement amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the additional shares to give effect to the stock split and reverse stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such stock split and reverse stock split adjustments and, accordingly, we do not express an opinion or any form of assurance on the Company’s 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2004 (June 7, 2004 as to the effects of the stock split and reverse stock split described in Note 23)

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

NOTE: The consolidated financial statements for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142. Goodwill and Other Intangible Assets (see Note 8) and the stock splits (see Note 23). The report of Arthur Andersen LLP presented above does not extend to these revisions.

NOTE: On February 13, 2004, CBRE Holding, Inc. changed its name to CB Richard Ellis Group, Inc.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$163,881	$79,701
Restricted cash	14,899	—
Receivables, less allowance for doubtful accounts of $16,181 and $10,892 at December 31, 2003 and 2002, respectively	322,416	166,213
Warehouse receivable	230,790	63,140
Prepaid expenses	22,854	9,748
Deferred tax assets, net	57,681	18,723
Other current assets	26,461	8,415

Total current assets	838,982	345,940
Property and equipment, net	113,569	66,634
Goodwill	819,558	577,137
Other intangible assets, net of accumulated amortization of $73,449 and $7,739 at December 31, 2003 and 2002, respectively	131,731	91,082
Deferred compensation assets	76,389	63,642
Investments in and advances to unconsolidated subsidiaries	68,361	50,208
Deferred tax assets, net	32,179	36,376
Other assets, net	132,712	93,857

Total assets	$2,213,481	$1,324,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$189,787	$102,415
Compensation and employee benefits payable	148,874	63,734
Accrued bonus and profit sharing	200,343	103,858
Income taxes payable	—	15,451
Short-term borrowings:
Warehouse line of credit	230,790	63,140
Other	39,347	60,054

Total short-term borrowings	270,137	123,194
Current maturities of long-term debt	11,285	10,711
Other current liabilities	12,991	11,724

Total current liabilities	833,417	431,087
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount of $2,827 and $3,057 at December 31, 2003 and 2002, respectively	226,173	225,943
Senior secured term loans	287,500	211,000
9 3/4% senior notes	200,000	—
16% senior notes, net of unamortized discount of $2,844 and $5,107 at December 31, 2003 and 2002, respectively	35,472	61,863
Other long-term debt	42,275	198

Total long-term debt	791,420	499,004
Deferred compensation liability	138,037	106,252
Pension liability	35,998	10,766
Other liabilities	75,024	20,811

Total liabilities	1,873,896	1,067,920
Minority interest	6,656	5,615
Commitments and contingencies
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 7,561,499 and 4,969,757 shares issued and outstanding (including treasury shares) at December 31, 2003 and 2002, respectively	76	50
Class B common stock; $0.01 par value; 100,000,000 shares authorized; 53,409,556 and 34,987,934 shares issued and outstanding at December 31, 2003 and 2002, respectively	534	350
Additional paid-in capital	361,522	240,318
Notes receivable from sale of stock	(4,680)	(4,800)
Accumulated earnings	1,449	36,153
Accumulated other comprehensive loss	(23,780)	(18,998)
Treasury stock at cost, 385,103 and 305,332 shares at December 31, 2003 and 2002, respectively	(2,192)	(1,732)

Total stockholders’ equity	332,929	251,341

Total liabilities and stockholders’ equity	$2,213,481	$1,324,876

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Revenue	$1,630,074	$1,170,277	$562,828	$607,934
Costs and expenses:
Cost of services	796,408	547,093	263,601	279,203
Operating, administrative and other	678,397	501,798	219,409	297,996
Depreciation and amortization	92,622	24,614	12,198	25,656
Merger-related and other nonrecurring charges	36,817	36	6,442	22,127

Operating income (loss)	25,830	96,736	61,178	(17,048)
Equity income from unconsolidated subsidiaries	14,365	9,326	1,554	2,874
Interest income	6,041	3,272	2,427	1,567
Interest expense	87,216	60,501	29,717	20,303

(Loss) income before (benefit) provision for income taxes	(40,980)	48,833	35,442	(32,910)
(Benefit) provision for income taxes	(6,276)	30,106	18,016	1,110

Net (loss) income	$(34,704)	$18,727	$17,426	$(34,020)

Basic (loss) earnings per share	$(0.68)	$0.45	$0.80	$(1.60)

Weighted average shares outstanding for basic (loss) earnings per share	50,918,572	41,640,576	21,741,351	21,306,584

Diluted (loss) earnings per share	$(0.68)	$0.44	$0.79	$(1.60)

Weighted average shares outstanding for diluted (loss) earnings per share	50,918,572	42,185,989	21,920,915	21,306,584

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(34,704)	$18,727	$17,426	$(34,020)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	92,622	24,614	12,198	25,656
Amortization and write-off of deferred financing costs	13,276	3,322	1,316	1,152
Amortization and write-off of long-term debt discount	2,493	444	201	136
Deferred compensation deferrals	13,715	15,925	16,151	16,447
Gain on sale of properties and servicing rights	(5,321)	(6,287)	(2,868)	(10,009)
Equity income from unconsolidated subsidiaries	(14,365)	(9,326)	(1,554)	(2,874)
Provision for doubtful accounts	3,436	3,415	1,317	3,387
Deferred income tax (benefit) provision	(12,750)	5,158	(1,948)	(1,569)
(Increase) decrease in receivables	(43,011)	(4,770)	(18,379)	26,970
(Increase) decrease in deferred compensation assets	(12,747)	5,743	(4,517)	(11,665)
Increase (decrease) in accounts payable and accrued expenses	14,448	7,912	(4,749)	(5,491)
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	42,634	17,541	64,677	(101,312)
(Decrease) increase in income taxes payable	(15,197)	3,225	13,578	(16,357)
Increase (decrease) in other liabilities	16,021	(15,203)	(9,260)	(11,305)
Other operating activities, net	3,391	(5,558)	7,745	624

Net cash provided by (used in) operating activities	63,941	64,882	91,334	(120,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	(26,961)	(14,266)	(6,501)	(14,814)
Proceeds from sale of properties and servicing rights	3,949	6,378	2,108	9,544
Investment in property held for sale	—	—	(40,174)	(2,282)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(263,683)	(14,811)	(214,702)	(1,924)
Other investing activities, net	1,900	(1,431)	(2,124)	(2,663)

Net cash used in investing activities	(284,795)	(24,130)	(261,393)	(12,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	152,850	238,000	113,750	—
Repayment of revolver and swingline credit facility	(152,850)	(238,000)	(113,750)	—
Proceeds from senior secured term loans	375,000	—	235,000	—
Repayment of senior secured term loans	(298,475)	(9,351)	(4,675)	—
Proceeds from 9 3/4% senior notes	200,000	—	—	—
Repayment of notes payable	(43,000)	—	—	—
Proceeds from 16% senior notes	—	—	65,000	—
Repayment of 16% senior notes	(30,000)	—	—	—
Proceeds from (repayment of) senior notes and other loans, net	3,029	(8,205)	(1,188)	446
Proceeds from 11 1/4% senior subordinated notes	—	—	225,629	—
Repayment of 8 7/8% senior subordinated notes	—	—	(175,000)	—
Proceeds from non-recourse debt related to property held for sale	—	—	37,179	—
Proceeds from revolving credit facility	—	—	—	195,000
Repayment of revolving credit facility	—	—	(235,000)	(70,000)
Payment of deferred financing fees	(22,707)	(443)	(21,750)	(8)
Proceeds from issuance of common stock	120,980	180	92,156	—
Other financing activities, net	(1,163)	(19)	(3,520)	792

Net cash provided by (used in) financing activities	303,664	(17,838)	213,831	126,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,810	22,914	43,772	(6,139)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	79,701	57,450	13,662	20,854
Effect of currency exchange rate changes on cash	1,370	(663)	16	(1,053)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$163,881	$79,701	$57,450	$13,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$63,718	$52,647	$26,126	$18,457

Income taxes, net of refunds	$17,783	$19,142	$5,061	$19,083

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	CB Richard Ellis Group
	Class A common stock	Class B common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings	Accumulated other comprehensive income (loss)		Treasury stock	Total
						Minimum pension liability	Foreign currency translation
Balance, February 20, 2001	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	17,426	—	—	—	17,426
Contribution of deferred compensation plan stock fund units	—	—	18,771	—	—	—	—	—	18,771
Contribution of shares by certain shareholders of CB Richard Ellis Services, Inc.	—	222	121,590	—	—	—	—	—	121,812
Net issuance of Class A common stock	50	—	27,639	—	—	—	—	—	27,689
Issuance of Class B common stock	—	128	72,285	—	—	—	—	—	72,413
Notes receivable from sale of stock	—	—	—	(5,884)	—	—	—	—	(5,884)
Foreign currency translation gain	—	—	—	—	—	—	296	—	296

Balance, December 31, 2001	50	350	240,285	(5,884)	17,426	—	296	—	252,523
Net income	—	—	—	—	18,727	—	—	—	18,727
Issuance of Class A common stock	—	—	460	(180)	—	—	—	—	280
Net cancellation of deferred compensation stock fund units	—	—	(427)	—	—	—	—	—	(427)
Net collection on notes receivable from sale of stock	—	—	—	1,264	—	—	—	—	1,264
Purchase of common stock	—	—	—	—	—	—	—	(1,732)	(1,732)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(17,039)	—	—	(17,039)
Foreign currency translation loss	—	—	—	—	—	—	(2,255)	—	(2,255)

Balance, December 31, 2002	50	350	240,318	(4,800)	36,153	(17,039)	(1,959)	(1,732)	251,341
Net loss	—	—	—	—	(34,704)	—	—	—	(34,704)
Issuance of Class A common stock	26	—	14,681	—	—	—	—	—	14,707
Issuance of Class B common stock	—	184	106,169	—	—	—	—	—	106,353
Issuance of deferred compensation stock fund units, net of cancellations	—	—	195	—	—	—	—	—	195
Net collection on notes receivable from sale of stock	—	—	—	120	—	—	—	—	120
Purchase of common stock	—	—	—	—	—	—	—	(460)	(460)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	1,930	—	—	1,930
Compensation expense for stock options	—	—	159	—	—	—	—	—	159
Foreign currency translation loss	—	—	—	—	—	—	(6,712)	—	(6,712)

Balance, December 31, 2003	$76	$534	$361,522	$(4,680)	$1,449	$(15,109)	$(8,671)	$(2,192)	$332,929

	Predecessor Company
	Common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total
Balance, December 31, 2000	$217	$364,168	$(11,847)	$(89,097)	$(12,258)	$(15,844)	$235,339
Net loss	—	—	—	(34,020)	—	—	(34,020)
Common stock issued for incentive plans	—	360	—	—	—	—	360
Contributions, deferred compensation plan	—	1,004	—	—	—	—	1,004
Deferred compensation plan co-match	—	492	—	—	—	—	492
Net collection on notes receivable from sale of stock	—	(742)	1,001	—	—	—	259
Amortization of cheap and restricted stock	1	210	—	—	—	—	211
Tax deduction from issuance of stock	—	1,479	—	—	—	—	1,479
Foreign currency translation loss	—	—	—	—	(7,106)	—	(7,106)
Cancellation of common stock	—	(54)	—	—	—	—	(54)
Cancellation of common stock and elimination of historical equity due to the merger	(218)	(366,917)	10,846	123,117	19,364	15,844	(197,964)

Balance, July 20, 2001	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Net (loss) income	$(34,704)	$18,727	$17,426	$(34,020)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(6,712)	(2,255)	296	(7,106)
Minimum pension liability adjustment, net of tax	1,930	(17,039)	—	—

Total other comprehensive (loss) income	(4,782)	(19,294)	296	(7,106)

Comprehensive (loss) income	$(39,486)	$(567)	$17,722	$(41,126)

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

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. Additionally, the consolidated financial statements for the period from January 1 to July 20, 2001 include the accounts of CBRE prior to the 2001 Merger as CBRE is considered our predecessor for purposes of Regulation S-X. The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Business promotion and advertising costs of $23.5 million, $16.8 million, $6.1 million and $12.5 million were included in operating, administrative and other expenses for the years ended December 31, 2003 and 2002, the period from February 20 (inception) to December 31, 2001 and the period from January 1 to July 20, 2001, respectively.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Broker Draws

As part of our recruitment efforts relative to new U.S. brokers, we offer a transitional broker draw arrangement. Our broker draw arrangements generally last until such time as a broker’s pipeline of business is sufficient to allow him or her to earn sustainable commissions. This program is intended to provide the broker with a minimal amount of cash flow to allow adequate time for his or her training as well as time for him or her to develop business relationships. Similar to traditional salaries, the broker draws are paid irrespective of the actual revenues generated by the broker. Often these broker draws represent the only form of compensation received by the broker. Furthermore, it is not our policy to pursue collection of unearned broker draws paid under this arrangement. As a result, we have concluded that broker draws are economically equivalent to salaries paid and accordingly charge them to compensation as incurred. The broker is also entitled to earn a commission on completed revenue transactions. This amount is calculated as the commission that would have been payable under our full commission program, less any amounts previously paid to the broker in the form of a draw.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the minimum value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Net (loss) income as reported	$(34,704)	$18,727	$17,426	$(34,020)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effect	98	—	—	—
Deduct: Total stock-based employee compensation expense determined under the minimum value method for all awards, net of related tax effect	(648)	(523)	(272)	(2,758)

Pro Forma net (loss) income	$(35,254)	$18,204	$17,154	$(36,778)

Basic EPS:
As Reported	$(0.68)	$0.45	$0.80	$(1.60)

Pro Forma	$(0.69)	$0.44	$0.79	$(1.73)

Diluted EPS:
As Reported	$(0.68)	$0.44	$0.79	$(1.60)

Pro Forma	$(0.69)	$0.43	$0.78	$(1.73)

The weighted average minimum value of options and warrants granted by us was $0.58 for the year ended December 31, 2003, $0.84 for the year ended December 31, 2002 and $0.67 for the period from February 20 (inception) to December 31, 2001. There were no stock options or warrants granted by CBRE for the period from January 1 to July 20, 2001 that remained outstanding as of December 31, 2001.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum value of each option grant and warrant is estimated on the date of grant utilizing the following weighted average assumptions:

	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001
	2003	2002
Risk-free interest rate	3.02%	4.06%	4.69%
Expected volatility	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In conjunction with and immediately prior to the Insignia Acquisition, Island Fund I LLC (Island), a Delaware limited liability company, which is affiliated with Andrew L. Farkas (Insignia’s former Chairman and Chief Executive Officer) and some of Insignia’s other former officers, completed the purchase of specified real estate investment assets of Insignia, pursuant to a Purchase Agreement, dated May 28, 2003 (the Island Purchase Agreement), by and among Insignia, us, CBRE, Apple Acquisition and Island. A number of the real estate investment assets that were sold to Island required the consent of one or more third parties in order to transfer such assets. Some of these third party consents were not obtained prior to or since the closing of the Insignia

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition. As a result, we continue to hold these real estate investment assets pending the receipt of these third party consents. While we hold these assets, we have generally agreed to provide Island with the economic benefits from these assets and Island generally has agreed to indemnify us with respect to any losses incurred in connection with continuing to hold these assets.

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

The funding to complete the Insignia Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Insignia, was obtained through (a) the sale of 18,255,338 shares of our Class B Common Stock, par value $0.01 per share, to Blum Strategic, a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership and Blum Strategic Partners II GmbH & Co. KG, a German limited partnership, for an aggregate cash purchase price of $105,394,160; (b) the sale of 631,496 shares of our Class A Common Stock, par value $.01 per share, to DLJ Investment Partners, L.P., a Delaware limited partnership, DLJ Investment Partners II, L.P., a Delaware limited partnership and DLJIP II Holdings, L.P., a Delaware limited partnership, for an aggregate cash purchase price of $3,645,840; (c) the sale of 1,732,101 shares of our Class A Common Stock to California Public Employees’ Retirement System (CalPERS) for an aggregate cash purchase price of $10,000,000; (d) the sale of 166,281 shares of our Class B Common Stock to Frederic V. Malek, a director of our company, for an aggregate cash purchase price of $960,000; (e) the release from escrow of the net proceeds from the offering by CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE that merged with and into CBRE in connection with the Insignia Acquisition, of $200.0 million of the 9 3/4% Senior Notes due May 15, 2010 (see Note 12), issued and sold by CBRE Escrow on May 22, 2003; (f) $75.0 million of term loan borrowings under the Amended and Restated Credit Agreement (see Note 12), dated as of May 22, 2003, by and among CBRE, Credit Suisse First Boston (CSFB) as Administrative Agent and Collateral Agent, the other lenders named in the credit agreement, us and the guarantors named in the credit agreement and (g) $36,870,230 of cash proceeds from the completion of the sale to Island.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. 2001 Merger

On July 20, 2001, we acquired CBRE pursuant to an Amended and Restated Agreement and Plan of Merger dated May 31, 2001 (the 2001 Merger Agreement) among us, CBRE and Blum CB. At the effective time of the 2001 Merger, CBRE became our wholly owned subsidiary. Pursuant to the terms of the 2001 Merger Agreement, each issued and outstanding share of common stock of CBRE was converted into the right to receive $16.00 in cash, except for: (i) shares of common stock of CBRE owned by us and Blum CB immediately prior to the 2001 Merger, totaling 7,967,774 shares, which were cancelled, (ii) treasury shares and shares of common stock of CBRE owned by any of its subsidiaries, which were cancelled and (iii) shares of CBRE held by stockholders who perfected appraisal rights for such shares in accordance with Delaware law. All shares of common stock of CBRE outstanding prior to the 2001 Merger were acquired by us and subsequently cancelled. Immediately prior to the 2001 Merger, the following, collectively referred to as the buying group, contributed to us all the shares of CBRE’s common stock that he or it directly owned in exchange for three shares of our Class B common stock: Blum Strategic, FS Equity Partners III, L.P. (FSEP III), a Delaware limited partnership, FS Equity Partners International, L.P. (FSEP International), a Delaware limited partnership, The Koll Holding Company, a California corporation, Frederic V. Malek, a director of our company and CBRE, Raymond E. Wirta, the Chief Executive Officer and a director of our company and CBRE, and Brett White, the President and a director of our company and CBRE. Such shares of common stock of CBRE, which totaled 7,967,774 shares of common stock,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were then cancelled. In addition, we offered to purchase for cash, options outstanding to acquire common stock of CBRE at a purchase price per option equal to the greater of the amount by which $16.00 exceeded the exercise price of the option, if at all, or $1.00. In connection with the 2001 Merger, CBRE purchased its outstanding options on our behalf, which were recorded as merger-related and other nonrecurring charges by CBRE in the period from January 1 to July 20, 2001.

The funding to complete the 2001 Merger, as well as the refinancing of substantially all of the outstanding indebtedness of CBRE, was obtained through: (i) a cash contribution of $74.8 million from the sale of our Class B common stock for $5.77 per share, (ii) sale of shares of our Class A common stock for $5.77 per share to employees and independent contractors of CBRE, (iii) sale of 1,732,102 shares of our Class A common stock to CalPERS for $5.77 per share, (iv) issuance and sale of 65,000 units for $65.0 million to DLJ Investment Funding, Inc. and other purchasers, which units consisted of $65.0 million in aggregate principal amount of 16% Senior Notes due July 20, 2011 and 941,764 shares of our Class A common stock, (v) issuance and sale by Blum CB of $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 for $225.6 million (which were assumed by CBRE in connection with the 2001 Merger) and (vi) borrowings by CBRE under a new $325.0 million senior credit facility with CSFB and other lenders.

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

Unaudited pro forma results, assuming the Insignia Acquisition had occurred as of January 1, 2003 and 2002 for purposes of the 2003 and 2002 pro forma disclosures, respectively, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Insignia Acquisition as

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as higher interest expense as a result of debt incurred to finance the Insignia Acquisition. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the Insignia Acquisition occurred on January 1, 2003 or 2002, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2003	2002
	(Unaudited)
Revenue	$1,948,827	$1,744,162
Operating income	$17,871	$59,380
Net loss	$(43,923)	$(20,443)
Basic and diluted loss per share	$(0.70)	$(0.33)
Weighted average shares outstanding for basic and diluted loss per share	62,478,565	62,425,796

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

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Reported net (loss) income	$(34,704)	$18,727	$17,426	$(34,020)
Add back amortization of goodwill, net of taxes	—	—	—	7,701

Adjusted net (loss) income	$(34,704)	$18,727	$17,426	$(26,319)

Basic (loss) earnings per share:
Reported (loss) earnings per share	$(0.68)	$0.45	$0.80	$(1.60)
Add back goodwill amortization per share	—	—	—	0.36

Adjusted basic (loss) earnings per share	$(0.68)	$0.45	$0.80	$(1.24)

Diluted (loss) earnings per share:
Reported (loss) earnings per share	$(0.68)	$0.44	$0.79	$(1.60)
Add back goodwill amortization per share	—	—	—	0.36

Adjusted diluted (loss) earnings per share	$(0.68)	$0.44	$0.79	$(1.24)

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

	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2002	$510,188	$96,637	$2,718	$609,543
Purchase accounting adjustments related to acquisitions	15,321	5,809	688	21,818
Reclassed (to) from intangibles assets	(57,841)	3,617	—	(54,224)

Balance at December 31, 2002	467,668	106,063	3,406	577,137
Purchase accounting adjustments related to acquisitions	130,771	111,043	607	242,421

Balance at December 31, 2003	$598,439	$217,106	$4,013	$819,558

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting and as of December 31, 2003 and 2002 include the following (dollars in thousands):

		December 31,
	Interest	2003	2002
Global Innovation Partners, L.L.C.	4.9%	$14,037	$6,228
CB Richard Ellis Strategic Partners, L.P.	2.9%	10,353	10,690
CB Commercial/Whittier Partners, L.P.	50.0%	8,590	8,816
CB Richard Ellis Strategic Partners II, L.P.	3.4%	7,322	5,965
Ikoma CB Richard Ellis KK	22.8%	4,973	4,782
Building Technology Engineers	49.9%	2,553	1,931
Glades Plaza, L.P.	20.0%	2,451	—
KB Opportunity Investors	45.0%	1,723	1,857
CB Richard Ellis/Pittsburgh, L.P.	50.0%	1,221	1,461
Other	*	15,138	8,478

Total		$68,361	$50,208

*	Various interests with varying ownership rates.

Combined condensed financial information for our investments in and advances to unconsolidated subsidiaries are as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2003	2002
Current assets	$208,743	$127,635
Noncurrent assets	$2,040,138	$1,552,546
Current liabilities	$154,778	$108,463
Noncurrent liabilities	$969,993	$664,241
Minority interest	$4,600	$3,938

Condensed Statements of Operations Information:

	Year Ended December 31,
	2003	2002	2001
Net revenue	$450,542	$349,121	$286,138
Income from operations	$111,585	$78,171	$60,259
Net income	$174,629	$81,498	$30,098

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. Employee Benefit Plans

Stock Incentive Plans and Warrants.

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and our stockholders on June 7, 2001. The stock incentive plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. A total of 18,013,857 shares of Class A common stock have been reserved for issuance under the stock incentive plan, and 9,698,289 shares remained available for future issuance as of December 31, 2003. The number of shares issued or reserved pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. Class A common stock covered by awards that expire, terminate or lapse will again be available for option or grant under the stock incentive plan. No award may be granted under the stock incentive plan after June 7, 2011, but awards granted prior to June 7, 2011 may extend beyond that date. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the 2001 Merger, we offered and sold shares of our Class A common stock to certain of our employees that were designated by our board of directors in consultation with Ray Wirta, our Chief Executive Officer, and Brett White, our President. If each of these designated employees subscribed for a specified number of shares that was determined by our board of directors, they were then entitled to receive a grant of options to acquire our Class A common stock. As part of the 2001 Merger, we issued and sold 1,172,904 shares of our Class A common stock and granted 4,213,045 options to acquire our Class A common stock at an exercise price of $5.77 per share and a term of ten years. These options vest and are exercisable in 20% annual increments over a five-year period ending on July 20, 2006.

On September 16, 2003, we issued to employees 2,427,714 options to acquire our Class A common stock at an exercise price of $5.77 per share and a term of ten years. These options vest and are exercisable in 20% annual increments over a five-year period ending September 16, 2008.

Since the 2001 Merger, there have been instances where employees have forfeited their options as a result of the termination of their employment with our company. In these instances, we have generally issued individual grants to replacement hires made as well as to retain certain key employees. Additionally, individual grants of options and issuances and sales of shares of Class A common stock have been made from time to time to key new hires. As of December 31, 2003, a total of 245,958 shares of our Class A common stock had been issued and sold and 847,488 options to acquire our Class A common stock had been granted to individuals under the instances described above since the 2001 Merger. These options have exercise prices of $5.77 per share, terms of ten years and vest and are exercisable in 20% annual increments over various five-year periods through November 2008.

Warrants. Pursuant to an agreement entered into in connection with the 2001 Merger, we issued to FSEP III and FSEP International warrants to acquire 708,019 shares of our Class B common stock at an exercise price of $10.825 per share in exchange for the cancellation of previously outstanding warrants to acquire 364,884 shares of CBRE common stock. Subject to limited exceptions, these warrants do not vest until August 26, 2007, expire on August 27, 2007 and will become fully vested and exercisable upon a change in control of our company.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our option plans and warrants, as well as our Predecessor ‘s, is presented in the tables below:

	CB Richard Ellis Group
	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at February 20, 2001 (Inception)	—	$—
Granted	4,921,064	6.50
Forfeited	(47,629)	5.77

Outstanding at December 31, 2001	4,873,435	6.51	—	—

Granted	343,297	5.77
Forfeited	(485,806)	5.77

Outstanding at December 31, 2002	4,730,926	6.53	769,261	$5.77

Granted	2,931,905	5.77
Forfeited	(58,107)	5.77

Outstanding at December 31, 2003	7,604,724	$6.24	1,538,575	$5.77

	Predecessor Company
	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,340,010	$21.25	1,824,665	$23.90
Exercised	(86,521)	12.89
Forfeited/Expired	(93,370)	20.27
Paid and/or cancelled as a result of the 2001 Merger	(3,160,119)	21.50

Outstanding at July 20, 2001	—	$—

Option plans and warrants outstanding at December 31, 2003 and their related weighted average exercise price and life information is presented below:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.77	6,896,705	8.49	$5.77	1,538,575	$5.77
$10.825	708,019	3.66	10.825	—	—

	7,604,724		$6.24	1,538,575	$5.77

Deferred Compensation Plan. Our deferred compensation plan (the DCP) historically has permitted a select group of management employees, as well as other highly compensated employees, to elect, immediately prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each stock fund unit that was unvested prior to the 2001 Merger remained in participants’ accounts, but after the 2001 Merger was converted to the right to receive three shares of our Class A common stock. Subsequent to our reverse stock split which is expected to occur during May 2004, each stock fund unit will be converted to the right to receive 0.9238 shares of our Class A common stock. These unvested stock fund units have been accounted for as a deferred compensation asset and are being amortized as compensation expense over the remaining vesting period for such stock fund units in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” with $1.8 million charged to compensation expense for the years ended December 31, 2003 and 2002, and $0.9 million charged to compensation expense for the period from February 20 (inception) to December 31, 2001. The accompanying consolidated balance sheets include the unamortized balances totaling $1.4 million and $1.9 million in other current assets as of December 31, 2003 and 2002, respectively, and $1.4 million in other assets as of December 31, 2002. Subsequent to the 2001 Merger, no new deferrals have been allowed in stock fund units.

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

Stock Purchase Plans. Prior to the 2001 Merger, CBRE had restricted stock purchase plans covering select key executives including senior management. A total of 500,000 and 550,000 shares of common stock were reserved for issuance under CBRE’s 1999 and 1996 Equity Incentive Plans, respectively. The shares were issued to senior executives for a purchase price equal to the greater of $18.00 and $10.00 per share or fair market value, respectively. The purchase price for these shares was paid either in cash or by delivery of a full recourse promissory note. All promissory notes related to the 1999 Equity Incentive Plan were repaid as part of the 2001 Merger. The majority of the notes related to the 1996 Equity Incentive Plan were also repaid, with the remaining unpaid outstanding balance of $0.6 million as of December 31, 2003 and 2002, included in notes receivable from

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sale of stock in the accompanying consolidated statements of stockholders’ equity. As part of the 2001 Merger, the CBRE shares related to these outstanding promissory notes were exchanged for approximately 2.8 shares of our Class B common stock.

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

401(k) Plans. Our CB Richard Ellis 401(k) Plan (401(k) Plan) is defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code. Generally, our U.S. employees are eligible to participate in the plan if the employee is at least 21 years old. The 401(k) Plan provides for participant contributions as well as discretionary employer contributions. A participant is allowed to contribute to the 401(k) Plan from 1% to 15%, in whole percentages, of his or her compensation, subject to limits imposed by the U.S. Internal Revenue Code. Each year, we determine the amount of employer contributions, if any, we will contribute to the 401 (k) Plan based on the performance and profitability of our consolidated U.S. operations. Our contributions for the year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant’s pre-tax contributions for that year, up to 5% of the participant’s compensation. In connection with the 401(k) Plan, we incurred $2.2 million for the year ended December 31, 2003, no expense for the year ended December 31, 2002, $0.8 million for the period from February 20 (inception) to December 31, 2001 and no expense for the period from January 1 to July 20, 2001.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2003	2002
Discount rate	5.60%	5.60%
Expected return on plan assets	7.90%	8.20%
Rate of compensation increase	4.40%	4.30%

Weighted average assumptions used to determine our net periodic pension cost were as follows:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Discount rate	5.56%	6.00%	6.00%	6.00%
Expected return on plan assets	7.88%	8.00%	7.50%	7.75%
Rate of compensation increase	4.24%	4.50%	4.75%	5.00%

Net periodic pension cost consisted of the following (in thousands):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Service cost	$6,248	$5,578	$2,325	$2,875
Interest cost	7,573	4,764	2,059	2,316
Expected return on plan assets	(8,023)	(6,767)	(2,945)	(4,257)
Amortization of unrecognized net gain	2,024	—	—	—

Net periodic pension cost	$7,822	$3,575	$1,439	$934

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Debt

Total debt consists of the following (dollars in thousands):

	December 31,
	2003	2002
Long-Term Debt:
Senior secured term loans, with interest ranging from 4.40% to 7.50%, due from 2003 through 2008	$297,500	$220,975
11 1/4% Senior Subordinated Notes, net of unamortized discount of $2.8 million and $3.1 million at December 31, 2003 and 2002, respectively, due in 2011	226,173	225,943
9 3/4% Senior Notes due in 2010	200,000	—
16% Senior Notes, net of unamortized discount of $2.8 million and $5.1 million at December 31, 2003 and 2002, respectively, due in 2011	35,472	61,863
Non-recourse mortgage debt related to property held for sale with interest at one-month Yen LIBOR plus 3.50% and a maturity date of July 31, 2008	41,753	—
Capital lease obligations, mainly for automobiles and telephone equipment, with interest ranging from 6.50% to 9.74%, due through 2007	259	763
Other	1,548	171

Subtotal	802,705	509,715
Less current maturities of long-term debt	11,285	10,711

Total long-term debt	791,420	499,004

Short-Term Borrowings:
Warehouse Line of Credit, with interest at 1.00% over the Residential Funding Corporation base rate with a maturity date of August 31, 2004	230,790	63,140
Non-recourse mortgage debt related to property held for sale with interest at one-month Yen LIBOR plus 3.50% and a maturity date of June 18, 2003	—	40,005
Insignia acquisition loan notes, with interest ranging from 1.53% to 3.00%, due on demand	12,191	—
Westmark Senior Notes, with interest ranging from 4.40% to 9.00%, due on demand	12,129	12,129
Euro cash pool loan, with interest at 2.50% over the applicable HSBC base rate and no stated maturity date	11,517	7,904
Other	3,510	16

Total short-term borrowings	270,137	123,194
Add current maturities of long-term debt	11,285	10,711

Total current debt	281,422	133,905

Total debt	$1,072,842	$632,909

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior credit facilities were, and the current amended and restated credit facilities continue to be, jointly and severally guaranteed by us and each of our domestic subsidiaries and are secured by a pledge of substantially all of our assets.

The Credit Facility entered into in connection with the 2001 Merger included the following: (1) a Tranche A term facility of $50.0 million maturing on July 20, 2007, which was fully drawn in connection with the 2001 Merger; (2) a Tranche B term facility of $185.0 million maturing on July 18, 2008, which was fully drawn in connection with the 2001 Merger; and (3) a revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. Borrowings under the Tranche A term facility and revolving facility bore interest at varying rates based on our option, at either the applicable LIBOR rate plus 2.50% to 3.25% or the alternate base rate plus 1.50% to 2.25%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA, which was defined in the credit agreement. The alternate base rate is higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. Borrowings under the Tranche B term facility bore interest at varying rates based on our option at either the applicable LIBOR plus 3.75% or the alternate base rate plus 2.75%.

The amended and restated credit facilities entered into in connection with the Insignia Acquisition included the following: (1) a Tranche A term facility of $50.0 million maturing on July 20, 2007; (2) a Tranche B term facility of $260.0 million maturing on July 18, 2008, $75.0 million of which was drawn in connection with the Insignia Acquisition; and (3) a revolving line of credit of $90.0 million, including revolving credit loans, letters of credit and a swingline loan facility, maturing on July 20, 2007. After the amendment and restatement in connection with the Insignia Acquisition, borrowings under the Tranche A term facility and revolving facility bore interest at varying rates based on our option, at either the applicable LIBOR plus 3.00% to 3.75% or the alternate base rate plus 2.00% to 2.75%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA, which is defined in the amended and restated credit agreement. After the amendment and restatement in connection with the Insignia Acquisition, borrowings under the Tranche B term facility bore interest at varying rates based on our option at either the applicable LIBOR plus 4.25% or the alternate base rate plus 3.25%.

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

On May 22, 2003, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9 3/4% Senior Notes due May 15, 2010 The proceeds of this issuance were placed in escrow pending the completion of the Insignia Acquisition on July 23, 2003, on which date the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds were released from escrow in order to partially fund the acquisition. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9 3/4% Senior Notes. The 9 3/4% Senior Notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9 3/4% Senior Notes are jointly and severally guaranteed on a senior basis by us and substantially all our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% Senior Notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we may redeem up to 35.0% of the originally issued amount of the 9 3/4% Senior Notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 9 3/4% Senior Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% Senior Notes included in the accompanying consolidated balance sheet was $200.0 million as of December 31, 2003.

In order to partially finance the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due June 15, 2011 for approximately $225.6 million, net of discount, on June 7, 2001. CBRE assumed all obligations with respect to the 11 1/4% Senior Subordinated Notes in connection with the 2001 Merger on July 20, 2001. The 11 1/4% Senior Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11 1/4% Senior Subordinated Notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we may redeem up to 35.0% of the originally issued amount of the notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 11 1/4% Senior Subordinated Notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11 1/4% Senior Subordinated Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.2 million and $225.9 million as of December 31, 2003 and 2002, respectively.

Also in connection with the 2001 Merger, we issued $65.0 million in aggregate principal amount of 16% Senior Notes due July 20, 2011. The 16% Senior Notes are unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrues at a rate of 16% per year and is payable quarterly in arrears. Interest may be paid in kind to the extent our ability to pay cash dividends is restricted by the terms of our amended and restated credit agreement. Additionally, interest in excess of 12.0% may, at our option, be paid in kind through July 2006. We elected to pay in kind interest in excess of 12.0% or 4.0%, that was payable on April 20, 2002, July 20, 2002, October 20, 2002, January 20, 2003 and April 20, 2003. The 16% Senior Notes are redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. On October 27, 2003 and December 29, 2003, we redeemed $20.0 million and $10.0 million, respectively, in aggregate principal amount of the 16% Senior Notes and paid $2.9 million of premiums in connection with these redemptions. In the event of a change in control, we are obligated to make an offer to purchase all of the outstanding 16% Senior Notes at 101.0% of par. The amount of the 16% Senior Notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $35.5 million and $61.9 million as of December 31, 2003 and 2002, respectively.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our amended and restated credit agreement and the indentures governing our 9 3/4% Senior Notes, our 11 1/4% Senior Subordinated Notes and our 16% Senior Notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The amendment and restatement of the credit agreement modified the financial covenant ratios to provide a greater degree of flexibility than the prior credit agreement. The amended and restated credit agreement requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The credit agreement required, and after the amendment and restatement continues to require, us to pay a facility fee based on the total amount of the unused commitment.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

One of our subsidiaries had a credit agreement with JP Morgan Chase. The credit agreement provided for a revolving line of credit of up to $20.0 million, bore interest at 1.0% in excess of the bank‘s cost of funds and expired on May 28, 2004 without renewal. At December 31, 2003 and 2002, no amounts were outstanding under this line of credit.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Minimum rentals	$81,361	$68,711	$27,203	$32,831
Less sublease rentals	(2,134)	(1,157)	(500)	(551)

	$79,227	$67,554	$26,703	$32,280

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

We had outstanding letters of credit totaling $22.6 million as of December 31, 2003, excluding letters of credit related to our outstanding indebtedness. Approximately $10.8 million of these letters of credit secure certain office leases and are outstanding pursuant to the revolving credit facility under our amended and restated credit agreement. An additional $10.8 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above and are outstanding pursuant to a reimbursement agreement with the Bank of Nova Scotia. Under this agreement, we may issue up to a maximum of approximately $11.0 million of letters of credit outstanding at any one time and the outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The remaining outstanding letters of credit have been issued pursuant to a credit agreement with Wells Fargo Bank for the Fannie Mae letter of credit described above. The outstanding letters of credit as of December 31, 2003 expire at varying dates through

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2004. However, we are obligated to renew the letters of credit related to certain office leases until 2023, the letters of credit related to the Island Purchase Agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $9.0 million as of December 31, 2003, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae discussed above. Approximately $4.8 million of the guarantees are related to investment activity that is scheduled to expire in October 2008. Approximately $1.7 million of the guarantees are related to office leases in Europe and Asia. These guarantees will expire at the end of the lease terms. The guarantee obligation related to the agreement with Fannie Mae discussed above will expire in December 2004. The guarantee related to the Island Purchase Agreement will expire on the May 30, 2004 maturity date of the underlying loan agreement, unless such loan is renewed, modified or extended prior to such date to provide for a later maturity date.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2003, we had committed $26.6 million to fund future co-investments.

14. Income Taxes

Our tax (benefit) provision consisted of the following (in thousands):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Federal:
Current	$(5,335)	$10,204	$11,747	$—
Deferred	(6,637)	6,232	(3,252)	(911)
Change in valuation allowances	—	—	796	—

	(11,972)	16,436	9,291	(911)
State:
Current	—	1,824	3,173	1,600
Deferred	(1,613)	378	(494)	(658)

	(1,613)	2,202	2,679	942
Foreign:
Current	6,642	12,920	10,137	1,079
Deferred	667	(1,452)	(4,091)	—

	7,309	11,468	6,046	1,079

	$(6,276)	$30,106	$18,016	$1,110

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to our effective tax rate on income from operations:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Federal statutory tax rate	(35)%	35%	35%	(35)%
Permanent differences	1	15	5	25
State taxes, net of federal benefit	(3)	3	5	2
Taxes on foreign income which differ from the U.S. statutory rate	21	9	4	11
State NOLs not benefited	1	—	—	—
Change in valuation allowances	—	—	2	—

Effective tax rate	(15)%	62%	51%	3%

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. Stockholders’ Equity

We are authorized to issue 425,000,000 shares of common stock, including 325,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, both with $0.01 par value per share. The holders of Class A common stock are entitled to one vote for each share. Holders of Class B common stock are entitled to ten votes for each share. There are no differences between the two classes of common stock other than the number of votes. The holders of Class A and Class B common stock shall share equally on a per-share basis all dividends and other cash, stock or property distributions.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. (Loss) Earnings Per Share Information

The following is a calculation of (loss) earnings per share (dollars in thousands, except share data):

	CB Richard Ellis Group									Predecessor Company
	Year Ended December 31,						Period From February 20 (inception) to December 31,			Period From January 1 to July 20,
	2003			2002			2001			2001
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(34,704)	50,918,572	$(0.68)	$18,727	41,640,576	$0.45	$17,426	21,741,351	$0.80	$(34,020)	21,306,584	$(1.60)

Diluted (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(34,704)	50,918,572		$18,727	41,640,576		$17,426	21,741,351		$(34,020)	21,306,584
Dilutive effect of contingently issuable shares	—	—		—	545,413		—	179,564		—	—

Net (loss) income applicable to common stockholders	$(34,704)	50,918,572	$(0.68)	$18,727	42,185,989	$0.44	$17,426	21,920,915	$0.79	$(34,020)	21,306,584	$(1.60)

The following items were not included in the computation of diluted (loss) earnings per share because their exercise price was at or above fair market value during such periods:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Stock options
Outstanding	6,896,705	4,022,907	4,165,416	2,562,150
Price ranges	$5.77	$5.77	$5.77	$0.38 - $36.75
Expiration ranges	7/20/11 - 11/5/13	7/20/11 - 7/31/12	7/20/11	6/8/04 - 8/31/10
Stock warrants
Outstanding	708,019	708,019	708,019	597,969
Price	$10.825	$10.825	$10.825	$30.00
Expiration date	8/27/07	8/27/07	8/27/07	8/28/04

All options and warrants for the year ended December 31, 2003 and for the period from January 1 to July 20, 2001 were anti-dilutive since we reported a net loss in these periods. Any assumed exercise of options or warrants would have been anti-dilutive as they would have resulted in a lower loss per share.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $626.3 million and $414.6 million at December 31, 2003 and 2002, respectively.

18. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Value is defined as the amount at which an instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

11 1/4% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of the 11 1/4% Senior Subordinated Notes is $256.5 million and $208.4 million at December 31, 2003 and 2002, respectively. Their actual carrying value totaled $226.2 million and $225.9 million at December 31, 2003 and 2002, respectively (See Note 12).

9 3/4% Senior Notes: Based on dealers’ quotes, the estimated fair value of the 9 3/4% Senior Notes is $222.0 million at December 31, 2003. Their actual carrying value totaled $200.0 million at December 31, 2003 (See Note 12).

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

20. Guarantor and Nonguarantor Financial Statements

The 9 3/4% Senior Notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. In addition, the 11 1/4% Senior Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. See Note 12 for additional information on the 9 3/4% Senior Notes and the 11 1/4% Senior Subordinated Notes.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,008	$17	$148,752	$12,104	$—	$163,881
Restricted cash	—	—	12,545	2,354	—	14,899
Receivables, less allowance for doubtful accounts	27	18	114,215	208,156	—	322,416
Warehouse receivable	—	—	230,790	—	—	230,790
Prepaid expenses and other current assets	63,557	42,151	18,957	22,998	(40,667)	106,996

Total current assets	66,592	42,186	525,259	245,612	(40,667)	838,982
Property and equipment, net	—	—	66,280	47,289	—	113,569
Goodwill	—	—	572,376	247,182	—	819,558
Other intangible assets, net	—	—	101,326	30,405	—	131,731
Deferred compensation assets	—	76,389	—	—	—	76,389
Investment in and advances to unconsolidated subsidiaries	—	4,973	50,732	12,656	—	68,361
Investment in consolidated subsidiaries	321,451	252,399	199,393	—	(773,243)	—
Intercompany loan receivable	—	787,009	—	—	(787,009)	—
Deferred tax assets, net	32,179	—	—	—	—	32,179
Other assets, net	2,555	27,819	44,779	57,559	—	132,712

Total assets	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

Current Liabilities:
Accounts payable and accrued expenses	$1,187	$7,614	$64,392	$116,594	$—	$189,787
Inter-company payable	40,667	—	—	—	(40,667)	—
Compensation and employee benefits payable	—	—	98,160	50,714	—	148,874
Accrued bonus and profit sharing	—	—	112,365	87,978	—	200,343
Short-term borrowings:
Warehouse line of credit	—	—	230,790	—	—	230,790
Other	—	—	25,480	13,867	—	39,347

Total short-term borrowings	—	—	256,270	13,867	—	270,137
Current maturities of long-term debt	—	10,000	1,029	256	—	11,285
Other current liabilities	12,522	—	—	469	—	12,991

Total current liabilities	54,376	17,614	532,216	269,878	(40,667)	833,417
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	226,173	—	—	—	226,173
Senior secured term loans	—	287,500	—	—	—	287,500
9 3/4% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	35,472	—	—	—	—	35,472
Other long-term debt	—	—	330	41,945	—	42,275
Intercompany loan payable	—	—	726,844	60,165	(787,009)	—

Total long-term debt	35,472	713,673	727,174	102,110	(787,009)	791,420
Deferred compensation liability	—	138,037	—	—	—	138,037
Other liabilities	—	—	48,356	62,666	—	111,022

Total liabilities	89,848	869,324	1,307,746	434,654	(827,676)	1,873,896
Minority interest	—	—	—	6,656	—	6,656
Commitments and contingencies
Stockholders’ equity	332,929	321,451	252,399	199,393	(773,243)	332,929

Total liabilities and stockholders’ equity	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,137,987	$492,087	$—	$1,630,074
Costs and expenses:
Cost of services	—	—	577,808	218,600	—	796,408
Operating, administrative and other	426	4,973	447,447	225,551	—	678,397
Depreciation and amortization	—	—	56,853	35,769	—	92,622
Merger-related and other nonrecurring charges	—	—	20,367	16,450	—	36,817

Operating (loss) income	(426)	(4,973)	35,512	(4,283)	—	25,830
Equity income from unconsolidated subsidiaries	—	132	13,818	415	—	14,365
Interest income	185	39,312	2,659	2,738	(38,853)	6,041
Interest expense	17,815	61,907	38,046	8,301	(38,853)	87,216
Equity losses from consolidated subsidiaries	(21,214)	(8,432)	(16,739)	—	46,385	—

Loss before (benefit) provision for income taxes	(39,270)	(35,868)	(2,796)	(9,431)	46,385	(40,980)
(Benefit) provision for income taxes	(4,566)	(14,654)	5,636	7,308	—	(6,276)

Net loss	$(34,704)	$(21,214)	$(8,432)	$(16,739)	$46,385	$(34,704)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$849,563	$320,714	$—	$1,170,277
Costs and expenses:
Cost of services	—	—	413,830	133,263	—	547,093
Operating, administrative and other	415	1,186	345,279	154,918	—	501,798
Depreciation and amortization	—	—	15,833	8,781	—	24,614
Merger-related and other nonrecurring charges	—	36	—	—	—	36

Operating (loss) income	(415)	(1,222)	74,621	23,752	—	96,736
Equity income from unconsolidated subsidiaries	—	662	7,449	1,215	—	9,326
Interest income	158	42,845	2,079	916	(42,726)	3,272
Interest expense	11,344	42,731	39,742	9,410	(42,726)	60,501
Equity income from consolidated subsidiaries	27,306	32,898	5,005	—	(65,209)	—

Income before (benefit) provision for income taxes	15,705	32,452	49,412	16,473	(65,209)	48,833
(Benefit) provision for income taxes	(3,022)	5,146	16,514	11,468	—	30,106

Net income	$18,727	$27,306	$32,898	$5,005	$(65,209)	$18,727

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 20 (INCEPTION) TO DECEMBER 31, 2001

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$416,446	$146,382	$—	$562,828
Costs and expenses:
Cost of services	—	—	207,019	56,582	—	263,601
Operating, administrative and other	500	3,589	145,145	70,175	—	219,409
Depreciation and amortization	—	—	8,523	3,675	—	12,198
Merger-related and other nonrecurring charges	—	2,144	3,530	768	—	6,442

Operating (loss) income	(500)	(5,733)	52,229	15,182	—	61,178
Equity income from unconsolidated subsidiaries	—	198	1,290	66	—	1,554
Interest income	1,135	19,270	370	561	(18,909)	2,427
Interest expense	8,199	20,353	17,091	2,983	(18,909)	29,717
Equity income from consolidated subsidiaries	22,721	27,713	8,605	—	(59,039)	—

Income before (benefit) provision for income taxes	15,157	21,095	45,403	12,826	(59,039)	35,442
(Benefit) provision for income taxes	(2,269)	(1,626)	17,690	4,221	—	18,016

Net income	$17,426	$22,721	$27,713	$8,605	$(59,039)	$17,426

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 TO JULY 20, 2001

(Predecessor Company)

(Dollars in thousands)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$465,280	$142,654	$—	$607,934
Costs and expenses:
Cost of services	—	217,799	61,404	—	279,203
Operating, administrative and other	1,155	216,063	80,778	—	297,996
Depreciation and amortization	—	17,021	8,635	—	25,656
Merger-related and other nonrecurring charges	19,260	2,867	—	—	22,127

Operating (loss) income	(20,415)	11,530	(8,163)	—	(17,048)
Equity income from unconsolidated subsidiaries	492	2,141	241	—	2,874
Interest income	16,757	952	615	(16,757)	1,567
Interest expense	18,014	14,952	4,094	(16,757)	20,303
Equity losses from consolidated subsidiaries	(14,587)	(12,480)	—	27,067	—

Loss before (benefit) provision for income taxes	(35,767)	(12,809)	(11,401)	27,067	(32,910)
(Benefit) provision for income taxes	(1,747)	1,778	1,079	—	1,110

Net loss	$(34,020)	$(14,587)	$(12,480)	$27,067	$(34,020)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(30,872)	$5,041	$59,797	$29,975	$63,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(14,182)	(12,779)	(26,961)
Proceeds from sale of properties and servicing rights	—	—	3,753	196	3,949
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(276,401)	12,718	(263,683)
Other investing activities, net	—	26	6,415	(4,541)	1,900

Net cash provided by (used in) investing activities	—	26	(280,415)	(4,406)	(284,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	152,580	—	—	152,580
Repayment of revolver and swingline credit facility	—	(152,580)	—	—	(152,580)
Proceeds from senior secured term loans	—	375,000	—	—	375,000
Repayment of senior secured term loans	—	(298,475)	—	—	(298,475)
Proceeds from 9 3/4% senior notes	—	200,000	—	—	200,000
Repayment of notes payable	—	(43,000)	—	—	(43,000)
Repayment of 16% senior notes	(30,000)	—	—	—	(30,000)
(Repayment of) proceeds from senior notes and other loans, net	—	—	(914)	3,943	3,029
Proceeds from issuance of common stock	120,980	—	—	—	120,980
(Increase) decrease in intercompany receivables, net	(56,894)	(215,929)	296,111	(23,288)	—
Other financing activities, net	(333)	(22,700)	—	(837)	(23,870)

Net cash provided by (used in) financing activities	33,753	(5,104)	295,197	(20,182)	303,664

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,881	(37)	74,579	5,387	82,810
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	1,370	1,370

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,008	$17	$148,752	$12,104	$163,881

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$15,823	$44,201	$1,491	$2,203	$63,718
Income taxes, net of refunds	17,783	—	—	—	17,783

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$509	$(7,905)	$42,090	$30,188	$64,882

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net of concessions received	—	—	(10,049)	(4,217)	(14,266)
Proceeds from sale of properties and servicing rights	—	—	2,515	3,863	6,378
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	(11,588)	(35)	(3,188)	(14,811)
Other investing activities, net	—	44	196	(1,671)	(1,431)

Net cash used in investing activities	—	(11,544)	(7,373)	(5,213)	(24,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	238,000	—	—	238,000
Repayment of revolver and swingline credit facility	—	(238,000)	—	—	(238,000)
Repayment of senior secured term loans	—	(9,351)	—	—	(9,351)
Repayment of senior notes and other loans, net	—	(189)	(3,116)	(4,900)	(8,205)
Decrease (increase) in intercompany receivables, net	—	28,284	462	(28,746)	—
Other financing activities, net	(385)	(172)	(94)	369	(282)

Net cash (used in) provided by financing activities	(385)	18,572	(2,748)	(33,277)	(17,838)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124	(877)	31,969	(8,302)	22,914
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of currency exchange rate changes on cash	—	—	—	(663)	(663)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$127	$54	$74,173	$5,347	$79,701

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$8,509	$38,751	$1,635	$3,752	$52,647
Income taxes, net of refunds	19,142	—	—	—	19,142

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 20 (INCEPTION) TO DECEMBER 31, 2001

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$310	$5,947	$56,478	$28,599	$—	$91,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(4,246)	(2,255)	—	(6,501)
Proceeds from sale of properties and servicing rights	—	—	1,996	112	—	2,108
Investment in property held for sale	—	—	—	(40,174)	—	(40,174)
Contribution to CBRE	(154,881)	—	—	—	154,881	—
Acquisition of businesses including net assets acquired, intangibles						—
and goodwill, net of cash acquired	—	(212,369)	(1,850)	(483)	—	(214,702)
Other investing activities, net	—	(1)	(1,950)	(173)	—	(2,124)

Net cash used in investing activities	(154,881)	(212,370)	(6,050)	(42,973)	154,881	(261,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	113,750	—	—	—	113,750
Repayment of revolver and swingline credit facility	—	(113,750)	—	—	—	(113,750)
Proceeds from senior secured term loans	—	235,000	—	—	—	235,000
Repayment of senior secured term loans	—	(4,675)	—	—	—	(4,675)
Proceeds from 16% senior notes	65,000	—	—	—	—	65,000
Repayment of senior notes and other loans, net	—	—	(1,185)	(3)	—	(1,188)
Proceeds from 11 1/4% senior subordinated notes	—	225,629	—	—	—	225,629
Repayment of 8 7/8% senior subordinated notes	—	(175,000)	—	—	—	(175,000)
Proceeds from non recourse debt related to property held for sale	—	—	—	37,179	—	37,179
Repayment of revolving credit facility	—	(235,000)	—	—	—	(235,000)
Payment of deferred financing fees	(2,582)	(19,168)	—	—	—	(21,750)
Proceeds from issuance of stock	92,156	154,881	—	—	(154,881)	92,156
Decrease (increase) in intercompany receivables, net	—	30,263	(6,981)	(23,282)	—	—
Other financing activities, net	—	(5,535)	(103)	2,118	—	(3,520)

Net cash provided by (used in) financing activities	154,574	206,395	(8,269)	16,012	(154,881)	213,831

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(28)	42,159	1,638	—	43,772
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	—	959	45	12,658	—	13,662
Effect of currency exchange rate changes on cash	—	—	—	16	—	16

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3	$931	$42,204	$14,312	$—	$57,450

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$2,600	$22,562	$874	$90	$—	$26,126
Income taxes, net of refunds	5,061	—	—	—	—	5,061

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1 TO JULY 20, 2001

(Predecessor Company)

(Dollars in thousands)

	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS USED IN OPERATING ACTIVITIES	$(37,633)	$(53,363)	$(29,234)	$(120,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	(11,309)	(3,505)	(14,814)
Proceeds from sale of properties and servicing rights	—	9,105	439	9,544
Investment in property held for sale	—	—	(2,282)	(2,282)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	(31)	(1,893)	(1,924)
Other investing activities, net	251	(3,024)	110	(2,663)

Net cash provided by (used in) investing activities	251	(5,259)	(7,131)	(12,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	195,000	—	—	195,000
Repayment of revolving credit facility	(70,000)	—	—	(70,000)
(Repayment of) proceeds from senior notes and other loans, net	(2,490)	(1,656)	4,592	446
Payment of deferred financing fees	(8)	—	—	(8)
(Increase) decrease in intercompany receivables, net	(85,712)	52,846	32,866	—
Other financing activities, net	1,489	(81)	(616)	792

Net cash provided by financing activities	38,279	51,109	36,842	126,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	897	(7,513)	477	(6,139)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	62	7,558	13,234	20,854
Effect of currency exchange rate changes on cash	—	—	(1,053)	(1,053)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$959	$45	$12,658	$13,662

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$17,194	$1,165	$98	$18,457
Income taxes, net of refunds	19,083	—	—	19,083

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Industry Segments

We report our operations through three geographically organized segments: (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific. Summarized financial information by operating segment is as follows (dollars in thousands):

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
Revenue
Americas	$1,197,626	$896,064	$440,349	$488,450
EMEA	313,686	182,222	83,012	78,294
Asia Pacific	118,762	91,991	39,467	41,190

	$1,630,074	$1,170,277	$562,828	$607,934

Operating income (loss)
Americas	$35,107	$72,868	$47,767	$(10,801)
EMEA	(20,490)	17,287	11,441	(2,149)
Asia Pacific	11,213	6,581	1,970	(4,098)

	25,830	96,736	61,178	(17,048)
Equity income (loss) from unconsolidated subsidiaries
Americas	$14,180	$8,425	$1,343	$2,465
EMEA	(188)	82	22	(20)
Asia Pacific	373	819	189	429

	$14,365	$9,326	$1,554	$2,874

Interest income	6,041	3,272	2,427	1,567
Interest expense	87,216	60,501	29,717	20,303

(Loss) income before (benefit) provision for income taxes	$(40,980)	$48,833	$35,442	$(32,910)

Depreciation and amortization
Americas	$58,216	$16,958	$9,221	$18,231
EMEA	31,287	4,579	1,763	4,729
Asia Pacific	3,119	3,077	1,214	2,696

	$92,622	$24,614	$12,198	$25,656

Capital expenditures, net of concessions received
Americas	$14,960	$10,999	$4,692	$12,237
EMEA	10,353	2,018	694	1,557
Asia Pacific	1,648	1,249	1,115	1,020

	$26,961	$14,266	$6,501	$14,814

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Identifiable assets
Americas	$1,426,525	$868,990	$941,732
EMEA	409,087	198,027	171,621
Asia Pacific	124,128	123,059	97,552
Corporate	253,741	134,800	143,607

	$2,213,481	$1,324,876	$1,354,512

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents and net deferred tax assets.

	December 31,
	2003	2002
	(Dollars in thousands)
Investments in and advances to unconsolidated subsidiaries
Americas	$56,774	$44,294
EMEA	6,494	1,058
Asia Pacific	5,093	4,856

	$68,361	$50,208

Geographic Information:

	CB Richard Ellis Group			Predecessor Company
	Year Ended December 31,		Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2003	2002
	(Dollars in thousands)
Revenue
U.S.	$1,137,986	$849,563	$416,445	$465,281
U.K.	179,792	95,947	48,206	48,210
All other countries	312,296	224,767	98,177	94,443

	$1,630,074	$1,170,277	$562,828	$607,934

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2003	2002
	(Dollars in thousands)
Long-lived assets
U.S.	$66,280	$51,419
U.K.	31,707	3,297
All other countries	15,582	11,918

	$113,569	$66,634

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

Pursuant to the Equity Incentive Plan (EIP), Mr. Wirta purchased 30,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share that was paid for by the delivery of a full recourse promissory note bearing interest at 7.40%. As part of the 2001 Merger, the 30,000 shares of CBRE common stock were exchanged for 83,141 shares of our Class B common stock, which shares were substituted for the CBRE shares as security for the note. All interest charged on the outstanding promissory note balance for any year is forgiven if Mr. Wirta’s performance produces a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2003, our board of directors forgave all 2002 interest on Mr. Wirta’s promissory note. As of December 31, 2003 and 2002, Mr. Wirta had an outstanding loan balance of $385,950, which is included in notes receivable from sale of stock in the accompanying consolidated balance sheets.

Pursuant to the EIP, Mr. White purchased 25,000 shares of CBRE common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by the delivery of full recourse promissory notes. A First Amendment to Mr. White’s 1998 promissory note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of ours or of our subsidiaries on November 16, 2002 and the fair market value of our common stock was at least $38.50 per share on November 16, 2002. Mr. White’s promissory note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $13.89 to $5.77. During 2002, the 69,284 shares held as security for the Second Amended Promissory Note were tendered as full payment for this note. The remaining note delivered by Mr. White bears interest at 7.40%. As part of the 2001 Merger, the 20,000 shares of CBRE common stock purchased by Mr. White were exchanged for 55,427 shares of our common Class B common stock, which shares were substituted for CBRE shares as security for the note. All interest charged on the outstanding promissory note balances for any year is forgiven if Mr. White’s performance produces a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2003, our board of directors forgave all 2002 interest on Mr. White’s promissory note. As of December 31, 2003 and 2002, Mr. White had an outstanding loan balance $257,300, which is included in notes receivable from the sale of stock in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2002, Mr. White also had an outstanding loan balance of $179,886 and $164,832, respectively, which is included in notes receivable from the sale of stock in the accompanying consolidated balance sheets. This outstanding loan relates to the acquisition of 12,500 shares of CBRE’s common stock prior to the 2001 Merger. Subsequent to the 2001 Merger, these shares were converted into 34,642 shares of our common stock and the related loan amount was carried forward. As amended, this loan accrues interest at 6.0%, and the principal and all accrued interest is payable on or before April 23, 2010. Mr. White repaid this loan in full on February 10, 2004.

At the time of the 2001 Merger, Mr. Wirta delivered to us an $80,000 promissory note, which bore interest at 10% per year, as payment for the purchase of 13,857 shares of our Class B common stock. Mr. Wirta repaid this promissory note in full in April of 2002. Additionally, Mr. Wirta and Mr. White delivered full-recourse notes in the amounts of $512,504 and $209,734, respectively, as payment for a portion of the shares of Class A common stock purchased in connection with the 2001 Merger. These notes bear interest at 10% per year. During the year ended December 31, 2002, Mr. Wirta paid down his loan amount by $40,004 and Mr. White paid off his note in its entirety. During the year ended December 31, 2003, Mr. Wirta paid down his loan amount by $70,597. As of December 31, 2003 and 2002, Mr. Wirta has an outstanding loan balance of $401,903 and $472,500, respectively, which is included in notes receivable from sale of stock in the accompanying consolidated balance sheets.

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

23. Subsequent Event

On May 4, 2004, we amended our Certificate of Incorporation increasing the authorized Class A common shares to 325,000,000 and the authorized Class B common shares to 100,000,000. Additionally, on May 4, 2004, we effected a three-for-one split of our outstanding Class A common stock and Class B common stock, which split was effected by a stock dividend. In addition, on June 7, 2004, we effected a 1-for-1.0825 reverse stock split of our outstanding Class A common stock and Class B common stock. The applicable share and per share data for all periods included herein have been restated to give effect to these stock splits.

CB RICHARD ELLIS GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2003	Three Months Ended September 30, 2003	Three Months Ended June 30, 2003	Three Months Ended March 31, 2003
	(Dollars in thousands, except share data)
Revenue	$621,257	$423,376	$321,717	$263,724
Operating income (loss)	19,136	(22,676)	21,591	7,779
Net (loss) income	(10,084)	(28,445)	5,172	(1,347)
Basic EPS (1)	(0.16)	(0.49)	0.12	(0.03)
Weighted average shares outstanding for basic EPS (1)	62,532,166	57,486,405	41,683,699	41,651,415
Diluted EPS (1)	$(0.16)	$(0.49)	$0.12	$(0.03)
Weighted average shares outstanding for diluted EPS (1)	62,532,166	57,486,405	42,523,893	41,651,415

(1)	EPS is defined as earnings (loss) per share

	Three Months Ended December 31, 2002	Three Months Ended September 30, 2002	Three Months Ended June 30, 2002	Three Months Ended March 31, 2002
	(Dollars in thousands, except share data)
Revenue	$376,466	$284,928	$284,893	$223,990
Operating income	49,264	18,384	27,624	1,464
Net income (loss)	15,097	1,881	7,289	(5,540)
Basic EPS (1)	0.36	0.05	0.17	(0.13)
Weighted average shares outstanding for basic EPS (1)	41,572,035	41,614,903	41,666,372	41,710,761
Diluted EPS (1)	$0.36	$0.05	$0.17	$(0.13)
Weighted average shares outstanding for diluted EPS (1)	42,230,128	42,196,179	42,172,340	41,710,761

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

PART III

Item 10. Executive Officers and Directors of the Registrant

The following is a description of the business experience for the past five years for each Director and Executive Officer of the Company:

Richard C. Blum, age 68. Mr. Blum has been Chairman of the Board of Directors of CB Richard Ellis Group since September 2001 and a director of CB Richard Ellis Group since July 2001. He is the Chairman and President of Richard C. Blum & Associates, Inc., the general partner of Blum Capital Partners, L.P., a long-term strategic equity investment management firm that acts as general partner for various investment partnerships and provides investment advisory services, which he founded in 1975. Mr. Blum is a member of the boards of directors of Northwest Airlines Corporation and Glenborough Realty Trust Incorporated and is Vice Chairman of the Board of URS Corporation. Mr. Blum is currently a director of Playtex Products, Inc., but will not seek re-election at the company’ s 2004 annual meeting. Mr. Blum also serves as co-chairman of Newbridge Capital, LLC, an investment management firm that invests in Asia and Latin America. Mr. Blum holds a B.A. and an M.B.A. from the University of California, Berkeley.

Jeffrey A. Cozad, age 39. Mr. Cozad has been a director of CB Richard Ellis Group since September 2001. Mr. Cozad has been a partner of Blum Capital Partners, L.P. since 2000. Prior to joining Blum Capital Partners, Mr. Cozad was a managing director of Security Capital Group Incorporated, a global real estate research, investment and operating management company from 1991 to 2000. Mr. Cozad holds a B.A. from DePauw University and an M.B.A. from the University of Chicago Graduate School of Business.

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

Executive Officers who are not Directors:

Alan C. Froggatt, age 54. Mr. Froggatt has been President of CB Richard Ellis Ltd.—EMEA since July 2003, when CB Richard Ellis Group acquired Insignia. He previously served as Chief Executive Officer of Insignia’s European Operations and as Chief Executive of Richard Ellis Group Limited from the date it was acquired by Insignia in February 1998. Mr. Froggatt holds a B.S. from the College of Estate Management, University of Reading.

Kenneth J. Kay, age 49. Mr. Kay has been Chief Financial Officer of CB Richard Ellis Group since July 2002. He previously served as Vice President and Chief Financial Officer of Dole Food Company, Inc. from December 1999 to June 2002. Mr. Kay served as Executive Vice President and Chief Financial Officer for the consumer products group of Universal Studios, Inc. from December 1997 to December 1999. Mr. Kay is a certified public accountant in the State of California and holds a B.A. and an M.B.A. from the University of Southern California.

Robert Blain, age 48. Mr. Blain has been President of CB Richard Ellis—Asia Pacific since February 2002. Prior to such time, he was employed by Colliers International Property Consultants, Inc., and served as a Regional Investment Director from 1995 to 1998, its Australia Director from 1999 to 2000 and as its Chief Executive—South Wales from 2000 to February 2002. Mr. Blain holds a diploma in Land Economy from the Real Estate Institute of New South Wales.

Each executive officer serves at the discretion of our board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Audit Committee Financial Expert

Our board of directors has determined that Ms. Daniels qualifies as an “audit committee financial expert,” as this term has been defined by the Securities and Exchange Commission (SEC) in Item 401(h)(2) of Regulation S-K. Our board of directors determined that Ms. Daniels acquired the required attributes for such designation as a result of the following relevant experience, which forms of experience are not listed in any order of importance and were not assigned any relative weights or values by our board of directors in making such determination:

•	Ms. Daniels received a B.S. degree in Business Administration at the University of California, Berkeley and an M.B.A. degree in Finance at the University of Chicago Graduate School of Business.

•	Ms. Daniels served in several capacities, including as a Managing Director with Bankers Trust from July 1987 to March 1997, which included arranging private and public senior and subordinated debt financing and equity capital for leveraged buyout transactions and for restructuring or acquisitions for non-investment grade companies.

•	Ms. Daniels served as a Managing Director with CIBC World Markets from March 1997 to October 2001, which included providing investment and commercial banking products to non-investment grade companies and leveraged buyout firms.

•	Ms. Daniels is a founding partner of Onyx Capital Ventures, L.P., a private equity investment firm, which was founded in October 2001.

•	Ms. Daniels served on the audit committee of the board of directors of World Color Press, Inc., a diversified commercial printing company that was publicly traded on the New York Stock Exchange (NYSE) until it was acquired by Quebecor Printing Inc. in 1999, from January 1998 to October 1999.

Our board of directors determined that Ms. Daniels is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Codes of Conduct and Ethics and Corporate Governance Guidelines

Our board of directors has adopted (1) a code of business conduct and ethics applicable to our directors, officers and employees, (2) a code of ethics applicable to our chief executive officer, chief financial officer and global controller and (3) corporate governance guidelines, each in accordance with applicable rules and regulations of the SEC and the NYSE. These codes of ethics and conduct are available on our website at www.cbre.com.

Item 11. Executive Compensation

Compensation of Executive Officers

Summary Compensation Table. The following table sets forth information concerning the compensation of our Chief Executive Officer and our other executive officers for the three years ended December 31, 2003:

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation (2)(3)		Restricted Stock Awards (2)(4)	Securities Underlying Stock Options	All Other Compensation (5)
Ray Wirta Chief Executive Officer	2003 2002 2001	$573,129 518,511 518,510	$521,310 — —	$28,560 27,359 8,092		— — —	232,794 — 488,184	$	— — 489,375

Brett White President	2003 2002 2001	506,156 450,501 415,883	355,481 — —	15,284 71,897 62,552		— — —	232,794 — 392,929		— — 971,000	(6)

Kenneth J. Kay (7) Current Senior Executive Vice President and Chief Financial Officer	2003 2002	450,000 207,692	300,000 —	— —		— —	99,769 171,824		— 300,000	(8)

James H. Leonetti (9) Former Senior Executive Vice President and Chief Financial Officer	2002 2001	147,138 254,458	— —	— —		— —	— 47,629		170,000 453,500	(10) (11)

Alan C. Froggatt (12) President, EMEA	2003	337,351	536,190	20,777	(13)	—	83,141		566	(14)

Robert Blain (15) President, Asia Pacific	2003 2002	302,308 225,000	344,506 100,000	157,692 120,000		— —	69,284 —		— 15,000	(16)

(1)	Bonuses for each year are paid in the first quarter of the following year pursuant to our Annual Management Bonus Plan. For example, the bonus shown for 2003 represents the 2002 annual bonus that was paid in the first quarter of 2003.

(2)

Pursuant to the 1996 Equity Incentive Plan, or EIP, Mr. White purchased 25,000 shares of CB Richard Ellis Services common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CB Richard Ellis Services common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by the delivery of full-recourse promissory notes. A First Amendment to Mr. White’s 1998 promissory note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of ours or of our subsidiaries on November 16, 2002 and the fair market value of our common stock was at least $13.89 per share on November 16, 2002. As part of our acquisition of CB Richard Ellis Services in 2001, the 25,000 shares of CB Richard Ellis common stock purchased by Mr. White were exchanged for 69,284 shares of our Class B common stock, which shares were substituted for CB Richard Ellis Services shares as security for the note. Mr. White’s promissory note was subsequently amended in 2001, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $13.89 to $5.77. The 69,284 shares held as security for the Second Amended Promissory Note were tendered as full payment for this note. The remaining note delivered by Mr. White accrues interest at 7.40% per year and all principal and accrued interest is payable on August 31, 2010. As part of our acquisition of CB Richard Ellis Services in 2001, the 20,000 shares of CB Richard Ellis Services common stock purchased by Mr. White were exchanged for 55,427 shares of our Class B common stock, which shares were substituted for CB Richard Ellis Services shares as security for the note. Pursuant to the EIP, Mr. Wirta purchased 30,000 shares of CB Richard Ellis Services common stock in 2000 at a purchase price of $12.875 that was paid for by the delivery of a full recourse promissory note. This note accrues interest at 7.40% per year and all principal and accrued interest is payable on August 31, 2010. As part of the acquisition, the 30,000 shares of CB Richard Ellis Services common stock were exchanged for 83,140 shares of our Class B common stock, which shares were substituted for the CB Richard Ellis Services shares as security for the note. All interest charged on the outstanding promissory note balances for any year is forgiven if the executive’s performance produces a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2003, our board of directors forgave all 2002 interest on Mr. White’s and Mr. Wirta’s notes. Based on the 2003 bonuses paid to Messrs. Wirta and White in the first quarter of 2004, we expect all interest charged on their outstanding promissory notes in 2003 to be forgiven in 2004.

(3)	Pursuant to Mr. Blain’s employment agreement, he received a schooling and housing allowance of $120,000 in 2002 and $157,692 in 2003.

(4)	In connection with our acquisition of CB Richard Ellis Services in 2001, we offered and sold shares of our Class A common stock for $5.77 per share to certain of our employees, including 177,541 shares to Mr. Wirta and 73,615 shares to Mr. White. If the employment of the owner of such shares is terminated, we have the right to repurchase a portion of the shares at either fair market value or the amount paid for such shares by the owner, which depends upon whether the owner was terminated “for cause” or voluntarily left for a “good reason,” as such terms are defined in the owner’s subscription agreement. On each of the first five anniversaries of the July 20, 2001 purchase date of the shares, 20% of the shares initially subject to repurchase cease to be subject to the right of repurchase. Accordingly, at December 31, 2003, 60% of such shares acquired by Mr. Wirta and Mr. White remain subject to repurchase. The per share consideration paid for these shares was the same as the per share consideration paid by certain of our stockholders to acquire shares of our Class B common stock on July 20, 2001, which consideration was used to partially finance our acquisition of CB Richard Ellis Services. Our shares of Class A common stock are not publicly traded. Accordingly, the Summary Compensation Table reflects a valuation of $0 for these restricted stock awards.

(5)	In connection with our acquisition of CB Richard Ellis Services in 2001, we awarded cash retention bonuses to Messrs. Wirta, White and Leonetti to provide an incentive and reward for continued service up to and including the date of the acquisition. At the effective time of the 2001 acquisition, Messrs. Wirta, White and Leonetti also received for each of their options to purchase shares of CB Richard Ellis Services common stock the greater of (A) the amount by which $16.00 exceeded the exercise price of the option, if any, and (B) $1.00.

(6)	As described in greater detail in footnote (2) above, the promissory note delivered by Mr. White in 1998 as consideration for his purchase of 25,000 shares of CB Richard Ellis Services common stock for $38.50 per share, or a total of $962,500, was amended to adjust the principal amount of such promissory note to $400,000. The $562,500 difference is included as other compensation for Mr. White.

(7)	Mr. Kay joined us effective June 13, 2002.

(8)	Pursuant to Mr. Kay’s employment agreement, he received a sign-on bonus of $300,000.

(9)	Mr. Leonetti ceased to be an executive officer and an employee of ours on July 19, 2002.

(10)	In connection with the termination of Mr. Leonetti’s employment, he received a severance payment of $170,000.

(11)	Pursuant to a separation agreement executed on November 19, 2001, Mr. Leonetti received a payment of $300,000

(12)	Mr. Froggatt joined us, effective July 23, 2003, when we acquired Insignia.

(13)	Mr. Froggatt received a car allowance of $20,777 in 2003.

(14)	Mr. Froggatt received a benefit of $566 under our life insurance program.

(15)	Mr. Blain joined us effective January 23, 2002.

(16)	Pursuant to Mr. Blain’s employment agreement, he received a one-time transfer allowance of $15,000.

Option Grants Table. The following table sets forth information concerning stock option grants to our executive officers during the year ended December 31, 2003, each of which was granted pursuant to our 2001 stock incentive plan.

	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees in 2003	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
Ray Wirta	232,794	7.9%	$5.77	9/16/13	$845,234	$2,141,990
Brett White	232,794	7.9%	$5.77	9/16/13	$845,234	$2,141,990
Kenneth J. Kay	99,769	3.4%	$5.77	9/16/13	$362,243	$917,996
Alan C. Froggatt	83,141	2.8%	$5.77	9/16/13	$301,869	$764,996
Robert Blain	69,284	2.4%	$5.77	9/16/13	$251,558	$637,497

Each of the options disclosed in the option grant table above vests 20% per anniversary of the September 16, 2003 grant date.

Aggregated Options Table. The following table sets forth information concerning unexercised options held as of December 31, 2003 by the persons named in the table under “Summary Compensation Table.” No options were exercised by our executive officers during fiscal year 2003.

	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Ray Wirta	—	—	195,273	525,705	—	—
Brett White	—	—	157,172	468,552	—	—
Kenneth J. Kay	—	—	34,365	237,229	—	—
Alan C. Froggatt	—	—	—	83,141	—	—
Robert Blain	—	—	—	69,284	—	—

Compensation of Directors

On November 5, 2003, we granted Gary Wilson options to acquire 27, 714 shares of our Class A common stock for $5.77 per share in connection with his agreement to serve on the audit committee of our board of directors. On February 9, 2004, we granted Michael Kantor options to acquire 13,857 shares of our Class A common stock for $5.77 per share in connection with his agreement to serve on our board of directors. The options of Messrs. Wilson and Kantor were granted pursuant to our 2001 stock incentive plan, vest 20% per anniversary of their respective grant dates and expire on the earlier of the tenth anniversary of the grant date or the one-year anniversary after such director ceases to be a member of our board of directors.

In addition, in March 2004 we adopted a director compensation policy that provides for the following annual compensation for each of our non-employee directors:

•	a $20,000 annual cash retainer;

•	a grant of a number of unrestricted shares of our common stock with a fair market value equal to $10,000 on the date of grant;

•	a stock option grant for a number of shares equal to $50,000 divided by the fair market value of our common stock on the date of grant; and

•	a restricted stock grant for a number of shares equal to $25,000 divided by the fair market value of our common stock on the date of grant.

Pursuant to this policy, our directors also receive an additional payment of $1,000 per meeting attended and $1,000 per committee meeting attended that was not scheduled in conjunction with a meeting of our board of directors. The chairman of the audit committee receives an additional annual cash retainer of $10,000, and the chairmen of all other committees receive additional cash retainers of $5,000 each. The annual cash retainer, the additional payments per meeting attended and the additional annual cash retainers for committee chairmanships became effective under this policy as of March 11, 2004.

With respect to the equity compensation components of our director compensation policy, grants of unrestricted stock and automatic grants of stock options and restricted stock, as described above, were made on June 10, 2004.

We also reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. Our employee directors do not receive any fees for attendance at meetings or for their service on our board of directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2003, the members of our compensation committee were Frederic V. Malek and Bradford Freeman. Neither Mr. Malek nor Mr. Freeman has ever been an officer or employee of our company or any of our subsidiaries. During 2003, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our compensation committee or board of directors. Additional information concerning transactions between us and the members of our compensation committee or entities affiliated with such members is disclosed in Item 13 of this Form 10-K.

Incentive Plans

2001 Stock Incentive Plan

Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. The 2001 stock incentive plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. A total of 18,013,857 shares of Class A common stock have been reserved for issuance under the 2001 stock incentive plan, and 9,690,004 shares remained available for future issuance as of May 31, 2004. The number of shares issued or reserved pursuant to the 2001 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. Class A common stock covered by awards that expire, terminate or lapse will again be available for option or grant under the 2001 stock incentive plan. No award may be granted under the 2001 stock incentive plan after June 7, 2011, but awards granted prior to June 7, 2011 may extend beyond that date.

The 2001 stock incentive plan is administered by our board of directors, which may delegate its duties and powers in whole or in part to any committee of the board of directors. The board of directors has the sole discretion to determine the employees, directors and independent contractors to whom awards may be granted under the 2001 stock incentive plan and the manner in which the awards will vest. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards will be granted by the board of directors to employees, directors and independent contractors in the numbers and at the times during the term of the 2001 stock incentive plan as the board of directors determines.

Unless otherwise determined by our board of directors, awards granted under the 2001 stock incentive plan are not transferable other than by will or by the laws of descent and distribution. In the event of a change of control, which is defined in the 2001 stock incentive plan, (1) any outstanding awards then held by participants, including executive officers, which are unvested or otherwise unexercisable will automatically be deemed exercisable or otherwise vested, as the case may be, as of immediately prior to the change of control and (2) our board of directors may (A) provide for a cash payment to the holder of an award in consideration for the cancellation of the award and/or (B) provide for substitute or adjusted awards.

Our 2001 stock incentive plan was terminated in connection with our initial public offering. Outstanding stock awards granted under the 2001 stock incentive plan will remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards.

2004 Stock Incentive Plan

Our board of directors has adopted, and our stockholders have approved, our 2004 stock incentive plan, which became effective on June 9, 2004. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors and consultants.

A total of 6,928,406 shares of our Class A common stock have been reserved for issuance under the 2004 stock incentive plan. This share reserve will be reduced by one share upon exercise or redemption of an option or stock appreciation right, and reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. Shares of our common stock covered by awards that expire, terminate, lapse, are reacquired by us or are redeemed for cash rather than shares will again be available for grant under the stock incentive plan. No employee will be eligible to be granted options or stock appreciation rights covering more than 2,078,522 shares during any calendar year. In addition, our board of directors has adopted a policy stating that no person will be eligible to be granted options, stock appreciation rights, or restricted stock purchase rights covering more than 692,841 shares during any calendar year and to be granted any other form of stock award permitted under the 2004 stock incentive plan covering more than 346,240 shares during any calendar year.

The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors may adjust outstanding awards to preserve the awards’ benefits or potential benefits.

Our board of directors has delegated administration of the 2004 stock incentive plan to the compensation committee. The compensation committee, or our board of directors if the delegation of authority to the compensation committee is terminated in the future, has the authority to:

•	designate participants in the plan;

•	determine the type(s), number, terms and conditions of awards, as well as the timing and manner of grant;

•	interpret the plan; establish, adopt or revise any rules and regulations to administer the plan; and

•	make all other decisions and determinations that may be required under the plan.

Incentive stock options must have an exercise price that is at least equal to, and nonstatutory stock options an exercise price at least 85% of, the fair market value of our Class A common stock on the date the option is granted. An option holder may exercise an option by payment of the exercise price (1) in cash, (2) according to a deferred payment or similar arrangement, (3) pursuant to a “same day sale” program, (4) by the surrender of a number of shares of Class A common stock already owned by the option holder for at least six months with a fair market value equal to the exercise price or (5) by a combination approved by the board. In the event of the option holder’s termination, the option holder will generally have up to three months (up to one year if due to disability or 18 months if due to death) from termination to exercise his/her vested options.

Directors who are not employed by us nor receive a management fee from us will each automatically receive an annual grant of stock options with a per share exercise price equal to the fair market value of our Class A common stock and an aggregate exercise price equal to $50,000. They will also each automatically receive an annual grant of restricted stock worth a total of $25,000 on the date of grant.

Our board of directors may award restricted stock bonuses. Our board may also award restricted stock units, which entitle the participant the right to receive one share of common stock per unit at the time the unit vests, with delivery of such common stock on a date chosen by the participant. For both restricted stock bonuses and units, vesting will generally be based on the participant’s continuous service. In the event a participant’s continuous service terminates, all unvested common stock as of the date of termination will be subject to our reacquisition.

Our board of directors may grant stock appreciation rights independent of or in connection with an option. The base price per share of a stock appreciation right may be no less than 85% of the fair market value of our Class A common stock. Generally, each stock appreciation right will entitle a participant upon redemption to an amount equal to (a) the excess of (1) the fair market value on the redemption date of one share of common stock over (2) the base price, times (b) the number of shares of common stock covered by the stock appreciation right. To the extent a stock appreciation right is granted concurrently with an option, the redemption of the stock appreciation right will proportionately reduce the number of shares of common stock subject to the concurrently granted option. Payment shall be made in common stock or in cash, or a combination of both, as determined by the board. The plan also allows for grants of other stock-based awards such as restricted stock purchase rights, phantom stock units, performance shares and performance share units.

Unless otherwise determined by our board of directors or provided for in a written agreement evidencing an award, awards granted under the 2004 stock incentive plan are not transferable other than by will or by the laws of descent and distribution.

In the event of a change of control, as defined in the stock incentive plan, other than dissolution, the board may provide for the (1) assumption or continuation of any stock awards outstanding under the plan, (2) issuance of substitute awards that will substantially preserve the terms of any awards, (3) payment in exchange for the cancellation of an award or (4) termination of an award upon the consummation of the change of control, but only if the participant has been permitted to exercise or redeem an option or stock appreciation right prior to the change of control. Furthermore, at any time the board may provide for the acceleration of exercisability and/or vesting of an award.

Our board of directors may amend, suspend, or terminate the stock incentive plan in any respect at any time, but no amendment may materially impair any of the rights of a participant under any awards previously granted, without his/her consent.

Deferred Compensation Plan

Our deferred compensation plan, or DCP, historically has permitted a select group of management employees, as well as other highly compensated employees, to elect, immediately prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year generally either after his or her employment with us ends or until a future distribution date at least three years after the deferred election date, and have it credited to one or more of several funds in the DCP. The investment alternatives available to participants in connection with their deferrals include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 30 mutual funds. In addition, prior to our acquisition of CB Richard Ellis Services in 2001, participants were entitled to invest their deferrals in stock fund units that entitled the participants to receive future distributions of shares of CB Richard Ellis Services common stock, which stock fund units now represent the right to receive future distributions of shares of our common stock. As of May 31, 2004, there were 3,129,279 shares underlying outstanding stock fund units under the DCP, of which 1,948,133 had vested, which shares are issuable in connection with future distributions under the plan pursuant to the elections made by plan participants or distributions by us. The deferred compensation plan permits participants to elect in-service distributions, which may not begin less than three years following the election and post employment distributions. There is limited flexibility to change distribution elections once made. A participant may elect to receive a distribution of his or her vested accounts at any time subject to a charge equal to 7.5% of the amount to be distributed.

Effective January 1, 2004, we closed the DCP to new participants. Currently, the DCP is accepting compensation deferrals from participants who have a balance, meet the eligibility requirements and elect to participate, up to a maximum annual contribution amount of $250,000 per participant. As permitted by its terms, we expect to terminate the DCP shortly after our initial public offering is completed and adopt a new deferred compensation plan. The existing deferrals under the interest index funds and the insurance fund in the DCP will be paid to participants in the future according to their existing deferral elections under the plan. With respect to existing deferrals in stock fund units, we expect that substantially all of the shares of common stock underlying such units will be distributed to participants in distributions initiated by us during October of 2004.

CB Richard Ellis 401(k) Plan

We maintain a tax qualified 401(k) retirement plan. Generally, our employees are eligible to participate in the plan if they are at least 21 years old. The plan provides for participant contributions, as well as discretionary contributions by us. A participant is allowed to contribute to the plan from 1% to 50% of his or her compensation, subject to limits imposed by applicable law. Each year, we determine an amount of employer contributions that, we will contribute if any, to the plan based on the performance and profitability of our consolidated U.S. operations. Our contributions for a year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant’s pre-tax contributions for that year, up to 5% of the participant’s compensation.

In connection with our acquisition of CB Richard Ellis Services in 2001, participants were entitled to make a one-time election to invest in shares of our common stock to be credited to their account balance within the plan, which shares continue to be held in the plan. Since the 2001 acquisition, participants have not been entitled to purchase additional shares of our common stock for allocation to their account balance. We amended the plan, shortly after completion of our initial public offering, to allow participants in the plan to transfer their account balances into and out of shares of our common stock, as well as to purchase additional shares of our common stock in connection with future deferrals under the plan.

A participant may elect to receive a distribution from the plan in a single lump sum payment of his or her account balance following termination of the participant’s employment with us. However, if the participant has an account balance in our common stock fund, the participant may receive all or a portion of his or her balance in that fund either in shares or in cash. We amended the plan, shortly after completion of our initial public offering, to provide that participants thereafter may only receive their account balances in the common stock fund in cash.

Employment Agreements with Executive Officers

Kenneth J. Kay

On June 13, 2002, Mr. Kay entered into a two-year employment agreement with us to serve as our chief financial officer. Pursuant to Mr. Kay’s employment agreement, he received a sign-on bonus of $300,000 and he receives an annual base salary of $450,000 and is eligible for an annual bonus of up to 66 2/3% of his base salary based upon the achievement of performance goals established by our board of directors. Additionally, Mr. Kay was granted options to purchase 171,824 shares of our Class A common stock at a $5.77 per share exercise price, which vest 20% per year on the anniversary date of the grant over the next five years. Pursuant to the terms of the our 2001 stock incentive plan, all unvested options held by Mr. Kay will automatically vest if there is a change of control, as defined in the plan.

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

Alan C. Froggatt

In connection with our acquisition of Insignia in 2003, Mr. Froggatt, our President, EMEA, entered into amended and restated executive service agreement with us, which became effective upon the date of the closing of the acquisition on July 23, 2003 and superseded his prior employment agreement with Richard Ellis Group Limited. This agreement provides that Mr. Froggatt’s employment may be terminated by us at any time.

This agreement also provides that Mr. Froggatt will have a fixed salary at the rate of £250,000 per year and the opportunity to earn an annual target bonus of £250,000 under our management bonus plan. For calendar year 2003, we agreed that Mr. Froggatt’s annual bonus under the management bonus plan would be no less than £150,000. Also under the agreement, Mr. Froggatt is entitled to reimbursement of business-related expenses and to certain benefits and perquisites, including health insurance and life insurance benefits maintained by us from time to time.

The agreement further provides that if Mr. Froggatt’s employment is terminated by us prior to December 31, 2004, he will be entitled to continue to receive his fixed salary, bonus and contractual benefits through December 31, 2005. It Mr. Froggatt’ s employment is terminated by us on or subsequent to December 31, 2004, he will be entitled to receive his fixed salary, bonus and contractual benefits for (1) twelve months following the date of termination of his employment if we previously have not provided Mr. Froggatt with a twelve-month notice of our intention to terminate the employment agreement, or (2) if we have provided Mr. Froggatt with a twelve-month of our intention to terminate the employment agreement, for the remaining term of the twelve-month notice period.

Mr. Froggatt’s agreement generally provides that (1) he will not engage, assist or have an interest in any undertaking which provides services similar to those provided by us or our affiliates in the United Kingdom for a period of one year following termination of his employment, (2) he will not employ, solicit or engage any person who was a senior executive or consultant of us or our affiliates for a period of one year following termination of his employment and (3) he will not solicit or interfere with or endeavor to entice away from us or our affiliates any person, firm, company or entity in the United Kingdom who was a client of us or our affiliates for a period of one year following termination of his employment.

Robert Blain

On January 23, 2002, Mr. Blain, our President, Asia Pacific, entered into an employment agreement with us which extends for an indefinite term, subject to termination by either Mr. Blain or by us for any reason. Under the terms of his employment agreement, Mr. Blain receives an annual base salary of $300,000, subject to annual review and adjustment. Mr. Blain also is eligible to earn an annual bonus based upon the level of profitability achieved by us in the greater China region during the applicable fiscal year.

If Mr. Blain’s employment terminates for any reason other than his voluntary resignation or on account of his misconduct, he will be entitled to receive a payment of his annual bonus, calculated at the end of the year during which the termination occurs and pro-rated based on the date of termination. If Mr. Blain voluntarily resigns or is terminated by us due to misconduct, he will not be eligible to receive a pro-rated bonus for the year in which his employment terminates. Mr. Blain’s employment agreement also contains a provision regarding confidentiality during and following termination of his employment with us, as well as a non-competition and non-solicitation provision for terms of three months and six months, respectively, following the termination of his employment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth the number of shares of our Class A common stock and Class B common stock beneficially owned, and the percentage ownership of our common stock, as of May 31, 2004 for the following persons:

•	each person that beneficially owns 5% or more of our Class A common stock or our Class B common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise noted below, the address for each person listed on the table is c/o CB Richard Ellis Group, Inc., 865 South Figueroa Street, Suite 3400, Los Angeles, California 90017. Beneficial ownership is determined in accordance with the federal securities rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are or will become exercisable within 60 days of May 31, 2004 are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any person.

	Number of Shares Beneficially Owned			Percentage of Shares Beneficially Owned
Name of Beneficial Owner	Class A Common Stock	Class B Common Stock	Both Classes of Common Stock	Class A Common Stock	Class B Common Stock	Both Classes of Common Stock
5% Stockholders:
Blum Strategic Partners, L.P.
Blum Strategic Partners II, L.P.
Blum Strategic Partners II GmbH & Co. KG(1) (2)	—	40,705,938	40,705,938	—%	76.2%	67.2
FS Equity Partners III, L.P.
FS Equity Partners International, L.P. (1) (3)	—	9,429,458	9,429,458	—	17.7	15.6
California Public Employees’ Retirement System (CalPERS) (4)	3,464,202	—	3,464,202	48.3	—	5.7
DLJ Investment Partners II, L.P.
DLJ Investment Partners, L.P.
DLJIP II Holdings, L.P. (5)	1,990,792	—	1,990,792	27.8	—	3.3
Directors and Named Executive Officers:
Richard C. Blum (1) (2)	—	40,705,938	40,705,938	—	76.2	67.2
Robert Blain	—	—	—	—	—	—
Jeffrey A. Cozad (1) (2)	—	40,705,938	40,705,938	—	76.2	67.2
Patrice Marie Daniels	—	—	—	—	—	—
Bradford M. Freeman (1) (3)	—	9,429,458	9,429,458	—	17.7	15.6
Alan C. Froggatt	—	—	—	—	—	—
Michael Kantor	—	—	—	—	—	—
Kenneth J. Kay (6)	68,729	—	68,729	*	—	*
Frederic V. Malek (1)	—	1,268,931	1,268,931	—	2.4	2.1
Jeffrey S. Pion (7)	16,121	—	16,121	*	—	*
Brett White (1) (8)	378,656	90,069	468,725	5.1	*	*
Gary L. Wilson	—	—	—	—	—	—
Ray Wirta (1) (9)	470,451	1,542,512	2,012,963	6.3	2.9	3.3
All directors and executive officers as a group
(includes 11 persons)	933,957	53,036,908	53,970,865	11.9	99.3	88.1

* less than 1.0%

(1)	As a result of the voting provisions set forth in the securityholders’ agreement to which these parties or their respective affiliates are a party, this stockholder, together with our other stockholders that owned our Class B common stock as of May 31, 2004 may be deemed as of such date to constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934. Accordingly, the group formed by these stockholders may be deemed to beneficially own 53,409,550 of shares of our Class B common stock and approximately 849,107 shares of our Class A common stock as of such date.

(2)	Consists of 18,624,925 shares of our Class B common stock owned by Blum Strategic Partners, L.P., 21,634,935 shares of our Class B common stock owned by Blum Strategic Partners II, L.P. and 446,078 shares of our Class B common stock owned by Blum Strategic Partners II GmbH & Co. KG. The sole general partner of Blum Strategic Partners, L.P. is Blum Strategic GP, L.L.C., and the sole general partner of Blum Strategic Partners II, L.P. and the managing limited partner of Blum Strategic Partners II GmbH & Co. KG is Blum Strategic GP II, L.L.C. Richard C. Blum is a managing member of Blum Strategic GP, L.L.C. and each of Messrs. Blum and Cozad is a managing member of Blum Strategic GP II, L.L.C. Except as to any pecuniary interest, each of Messrs. Blum and Cozad disclaims beneficial interest in all of these shares. The business address of Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, Blum Strategic GP, L.L.C., Blum Strategic GP II, L.L.C., Richard C. Blum and Jeffrey A. Cozad is 909 Montgomery Street, Suite 400, San Francisco, California 94133. As a result of the securityholders’ agreement, Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P. and Blum Strategic Partners II GmbH & Co. KG share voting power over the indicated shares with our other stockholders that own shares of Class B common stock.

(3)	Includes 9,085,768 shares of our Class B common stock held by FS Equity Partners III, L.P., or FSEP III, and 343,690 shares of our Class B common stock held by FS Equity Partners International, L.P., or FSEP International. As general partner of FS Capital Partners, L.P., which is the general partner of FSEP III, FS Holdings, Inc. has the power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P., which is the general partner of FSEP International, FS International Holdings Limited has the power to vote and dispose of the shares owned by FSEP International. Bradford Freeman, who is one of our directors, Ronald Spogli, Frederick Simmons, William Wardlaw, John Roth and Charles Rullman, Jr. are the directors, officers and shareholders of FS Holdings, Inc. and FS International Holdings Limited, and may be deemed to be the beneficial owners of the shares of common stock, and rights to acquire common stock, owned by FSEP III and FSEP International. The business address of FSEP III, FS Capital Partners, L.P. and FS Holdings, Inc. and their directors, officers and beneficial owners is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FSEP International, FS&Co. International, L.P. and FS International Holdings Limited is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies. As a result of the securityholders’ agreement, FSEP III and FSEP International share voting power over the indicated shares with our other stockholders that own shares of Class B common stock.

(4)	The business address of CalPERS is 400 P Street, Suite 3492, Sacramento, California 95814.

(5)	The shares beneficially owned include 1,131,342 shares of Class A common stock owned by DLJ Investment Partners II, L.P., 502,761 shares of Class A common stock owned by DLJ Investment Partners, L.P. and 356,687 shares of Class A common stock owned by DLJIP II Holdings, L.P. (collectively, the “DLJIP Entities”). Credit Suisse First Boston, a Swiss bank, owns a majority of the voting stock of Credit Suisse First Boston, Inc., which in turn owns all of the voting stock of Credit Suisse First Boston (USA), Inc. (“CSFB-USA”). The DLJIP Entities are private equity funds advised by subsidiaries of CSFB-USA. CSFB-USA does not hold any ownership interest in the DLJIP Entities. The business address for each of the DLJIP Entities is 11 Madison Avenue, 16th Floor, New York, NY 10010.

(6)	Includes 68,729 shares of Class A common stock subject to options that are exercisable or are exercisable within 60 days.

(7)	Includes 16,121 shares of Class A common stock underlying vested stock fund units in our deferred compensation plan. In connection with any voluntary or involuntary termination of his employment with us, Mr. Pion may be entitled to receive an issuance of some or all of the shares underlying the stock fund units within 60 days of such termination, depending upon the date of such termination and the current terms of the election he has made under the plan.

(8)	Mr. White is co-trustee and, together with his wife Danielle, is the beneficiary of The White Family Trust which owns 163,684 of the indicated shares. Includes 235,757 shares of Class A common stock subject to options that are exercisable or are exercisable within 60 days. Also includes 69,284 shares of Class A common stock underlying vested stock fund units in our deferred compensation plan. In connection with any voluntary or involuntary termination of his employment with us, Mr. White may be entitled to receive an issuance of some or all of the shares underlying the stock fund units within 60 days of such termination, depending upon the date of such termination and the current terms of the election he has made under the plan. As a result of the securityholders’ agreement, Mr. White shares voting power over 163,684 of the indicated shares with our other stockholders that own shares of Class B common stock.

(9)	Includes 292,910 shares of Class A common stock subject to options that are exercisable or are exercisable within 60 days. As a result of the securityholders’ agreement, Mr. Wirta shares voting power over 1,720,053 of the indicated shares with our other stockholders that own shares of Class B common stock.

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which our equity securities are authorized for issuance:

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans [excluding securities listed in column (I)]
Equity compensation plans approved by shareholders	6,896,705	$5.77	9,698,289
Equity compensation plans not approved by shareholders	—	—	—

Total	6,896,705	$5.77	9,698,289

Item 13. Certain Relationships and Related Transactions

Securityholders’ Agreement

In connection with our acquisition of CB Richard Ellis Services in 2001, we and CB Richard Ellis Services entered into a securityholders’ agreement with our stockholders listed below:

•	our stockholders affiliated with Blum Capital Partners, L.P.;

•	our stockholders affiliated with Freeman Spogli & Co. Incorporated;

•	Ray Wirta, who is our Chief Executive Officer;

•	Brett White, who is our President;

•	Frederic V. Malek, who is one of our directors;

•	The Koll Holding Company;

•	California Public Employees Retirement System, or CalPERS; and

•	our stockholders that purchased shares of our Class A common stock in connection with the issuance on July 20, 2001 of our 16% senior notes due 2011, some of whom are affiliates of Credit Suisse First Boston LLC.

The securityholders’ agreement defines various rights of the stockholders that are parties to the agreement related to their ownership of common stock. Many of such rights terminated as a result of the completion of our initial public offering on June 15, 2004.

Prior to Completion of the Offering

Each of the following provisions applied prior to the completion of our initial public offering but terminated simultaneously with the completion of the offering:

Designation of Directors and Board Observers. The agreement provides that, prior to an initial public offering, the parties to the agreement that owned shares of our Class B common stock, which consisted of the stockholders in the first six bullet points above, will vote all of the shares of our voting capital stock they own to elect to our board of directors individuals designated as follows:

•	five directors designated by our stockholders affiliated with Blum Capital Partners;

•	one director designated by our stockholders affiliated with Freeman Spogli;

•	Ray Wirta; and

•	Brett White.

In addition, the following stockholders were entitled to the following numbers of non-voting observers at each of the meetings of our board of directors:

•	for so long as our stockholders affiliated with Freeman Spogli collectively owned at least 7.5% of our outstanding common stock, they were entitled to have two non-voting observers at meetings;

•	for so long as our stockholders that purchased their shares in connection with the 2001 offering of our 16% senior notes, collectively, owned at least 1.0% of our outstanding common stock or a majority in principal amount of the 16% senior notes, they generally were entitled to have one observer at meetings; and

•	for so long as CalPERS owned any shares of our outstanding common stock, it was entitled to have one observer at meetings.

Voting and Transfer Restrictions. Subject to limited exceptions, each of the parties to the agreement that owned shares of our Class B common stock agreed to vote all the shares of our voting capital stock it or he beneficially owned on matters to be decided by our stockholders in the same manner as our stockholders affiliated with Blum Capital Partners voted the shares that they beneficially owned. As a result, prior to the completion of an initial public offering, on most matters to be decided by our stockholders, our stockholders affiliated with Blum Capital Partners were able to control the outcome. The agreement also provides that the consent of our director designated by the stockholders affiliated with Freeman Spogli was required before we were able to take certain actions, including, subject to exceptions, incurring certain indebtedness, consummating certain acquisitions or dispositions and issuing stock or options to our employees.

Also prior to the completion of the initial public offering, the securityholders’ agreement included restrictions on transfers of shares by the stockholder parties to the agreement, as well as provisions regarding a right of first offer for potential sales and co-sales of shares and required sale rights applicable in connection with sale transactions involving our shares and participation rights regarding future issuances of our shares of common stock.

Other Rights. Prior to the initial public offering, each of our stockholders that is a party to this agreement generally had the right to receive specified annual, quarterly and monthly financial information about us and was able to inspect our books, records and properties and to discuss our affairs, finances and accounts with our officers and independent auditor.

After Completion of the Offering

Each of the following provisions apply after the completion of our initial public offering, subject to termination pursuant to the terms of the securityholders’ agreement:

Nomination of Directors and Voting. Following the completion of the offering, our stockholders affiliated with Blum Capital Partners are entitled to nominate a percentage of our total number of directors that is equivalent to the percentage of the outstanding common stock beneficially owned by these affiliates, with this percentage of our directors being rounded up to the nearest whole number of directors. Also following the offering, our stockholders affiliated with Freeman Spogli are entitled to nominate one person to our board of directors for so long as these stockholders, collectively, beneficially own at least 7.5% of our outstanding common stock. The stockholders that are parties to the securityholders’ agreement that owned shares of our Class B common stock prior to our initial public offering, other than Mr. Malek, are obligated to vote their shares after the offering in favor of the directors nominated by these affiliates of Blum Capital Partners and Freeman Spogli.

Registration Rights. Pursuant to the securityholders’ agreement, we have granted registration rights to our stockholders that are parties to that agreement. As a result of these registration rights, we can be required by some of our stockholders to effect additional registration statements, or “demand registrations,” registering the securities held by the stockholder for sale under the Securities Act of 1933. Under this agreement, our stockholders affiliated with Blum Capital Partners may request six demand registrations and our stockholders affiliated with Freeman Spogli may request three demand registrations. If a demand registration is underwritten and the managing underwriter advises us that marketing factors require a limitation on the number of shares to be underwritten, priority of inclusion in the demand registration generally is such that the stockholder initiating the demand registration receives first priority.

In addition to our obligations with respect to demand registrations, if we propose to register any of our securities, other than a registration relating to our employee benefit plans or a corporate reorganization or other transaction under Rule 145 of the Securities Act, whether or not the registration is for our own account, we are required to give each of our stockholders that is party to the securityholders’ agreement the opportunity to participate, or “piggyback,” in the registration. If a piggyback registration is underwritten and the managing underwriter advises us that marketing factors require a limitation on the number of shares to be underwritten, priority of inclusion in the demand registration generally is such that we receive first priority with respect to the shares we are issuing and selling.

The registration rights are subject to conditions and limitations, among them the right of the underwriters of an offering subject to the registration to limit the number of shares included in the offering. We generally are required to pay the registration expenses in connection with both demand and piggyback registrations. A stockholder’s registration rights will terminate if we have completed an initial public offering of our common stock, the stockholder holds less than 0.5% of our outstanding common stock and the stockholder is entitled to sell all of its shares in any 90-day period under Rule 144 of the Securities Act.

Indemnification

Both before and after our initial public offering, we are obligated to indemnify the stockholders that are parties to the securityholders’ agreement and each of their respective affiliates, controlling persons, directors, officers, employees and agents from and against any and all damages, claims, losses, expenses, costs, obligations and liabilities, including all reasonable attorneys’ fees and expenses but excluding special or consequential damages, arising from, relating to or otherwise in respect of, any governmental or other third party claim against these indemnified persons that arises from, relates to or is otherwise in respect of (1) our business, operations, liabilities or obligations or (2) the ownership by the stockholders or any of their respective affiliates of any of our equity securities, except to the extent these losses and expenses (x) arise from any claim that the indemnified person’s investment decision relating to the purchase or sale of these equity securities violated a duty or other obligation of the indemnified person to the claimant or (y) are finally determined in a judicial action by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the stockholder or its affiliates.

Loans to Our Executive Officers

Currently Outstanding Loans and Commitments

Loan Related to Acquisition of Common Stock by Ray Wirta. At the time of our acquisition of CB Richard Ellis Services in 2001, Mr. Wirta delivered a full-recourse note in the amount of $512,504 as payment for a portion of our shares of Class A common stock purchased in connection with an offering of shares of our Class A common stock to our employees in 2001. Mr. Wirta’s promissory note is repayable upon the earliest to occur of the following: (1) July 20, 2010, (2) 180 days following Mr. Wirta’s termination of employment if terminated by us without cause, by him for good reason or as a result of his death or disability and (3) 90 days following Mr. Wirta’s termination of employment if terminated for any reason not described in clause (2) above. This note bears interest at 10.0% per year. During 2003 and 2002, Mr. Wirta paid down his loan amount by $70,597 and $40,004, respectively. As of December 31, 2003 and 2002, Mr. Wirta has an outstanding loan balance with respect to this loan of $401,903, and $472,500, respectively, which is included in notes receivable from the sale of stock in the accompanying consolidated balance sheet.

1996 Equity Incentive Plan Loans to Ray Wirta and Brett White. Each of Mr. Wirta and Mr. White has an outstanding loan pursuant to the CB Richard Ellis Services 1996 Equity Incentive Plan, or EIP. Mr. White purchased 25,000 shares of CB Richard Ellis Services common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CB Richard Ellis Services common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by the delivery of full-recourse promissory notes. A First Amendment to Mr. White’s 1998 Promissory Note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of ours or of our subsidiaries on November 16, 2002 and the fair market value of our common stock was at least $13.89 per share on November 16, 2002. As part of our acquisition of CB Richard Ellis Services in 2001, the 25,000 shares of CB Richard Ellis Services common stock purchased by Mr. White were exchanged for 69,284 shares of our Class B common stock, which shares were substituted for CB Richard Ellis Services shares as security for the note. Mr. White’s Promissory Note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $13.89 to $5.77. The 69,284 shares held as security for the Second Amended Promissory Note were tendered as full payment for this note. The remaining note delivered by Mr. White bears interest at 7.40%. As part of our acquisition of CB Richard Ellis Services in 2001, the 20,000 shares of CB Richard Ellis Services common stock purchased by Mr. White were exchanged for 55,427 shares of our Class B common stock, which shares were substituted for CB Richard Ellis Services shares as security for the note. Pursuant to the EIP, Mr. Wirta purchased 30,000 shares of CB Richard Ellis Services common stock in 2000 at a purchase price of $12.875 per share that was paid for by the delivery of a full-recourse promissory note bearing interest at 7.40%. As part of the 2001 acquisition, the 30,000 shares of CB Richard Ellis Services common stock were exchanged for 83,140 shares of our Class B common stock, which shares were substituted for CB Richard Ellis Services shares as security for the note. All interest charged on the outstanding promissory note balances for any year is forgiven if the executive’s performance produces a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2003, our board of directors forgave all 2002 interest on Mr. White’s and Mr. Wirta’s notes. Based on the 2003 bonuses paid to Messrs. Wirta and White in the first quarter of 2004, we expect all interest charged on their outstanding promissory notes in 2003 to be forgiven in 2004. As of December 31, 2003 and 2002, Mr. Wirta and Mr. White had outstanding loan balances with respect to these loans of $385,950 and $257,300, respectively, which are included in notes receivable from sale of stock in the accompanying consolidated balance sheets.

Loan to Ray Wirta Pursuant to Employment Agreement. Pursuant to the terms of Mr. Wirta’s employment agreement that he entered into in 2001 we agreed to loan Mr. Wirta up to $3.0 million on a full-recourse basis to enable him to exercise an existing option to acquire shares held by The Koll Holding Company if Mr. Wirta was employed by us at the time of exercise, was terminated without cause or resigned for good reason and the shares he would receive upon such exercise would not be freely tradable on a national securities exchange or an over-the-counter market by June 2004. Mr. Wirta exercised his option on April 8, 2004 and, pursuant to the terms of his employment agreement, we loaned Mr. Wirta $3.0 million on that date. Mr. Wirta’s shares will not be freely tradable on a national securities exchange or on an over-the-counter market by June 2004 as a result of transfer restrictions applicable to Mr. Wirta’s shares. This loan is repayable upon the earliest to occur of the following: (1) 90 days following termination of his employment, other than by us without cause or by him for good reason, (2) seven months following the date Mr. Wirta’s shares of common stock are freely tradable as described above and (3) the receipt of proceeds from the sale of the pledged shares described below. This loan bears interest at 4% per year, which was the prime rate in effect on the date of the loan, compounded annually, and is repayable to the extent of any net proceeds received by Mr. Wirta upon the sale of any shares of our common stock. Mr. Wirta has pledged the shares received upon exercise of the option as security for the loan.

Previously Outstanding Loans

Retention and Recruitment Award Loans. In the past we have made loans to our employees that represent prepaid retention and recruitment awards at varying principal amounts, bearing interest at rates up to 10.0% per annum and maturing on various dates through 2007. As of December 31, 2002, the outstanding employee loan balances included a $0.3 million loan to Ray Wirta and a $0.2 million loan to Brett White. These non-interest-

bearing loans to Mr. Wirta and Mr. White were issued during 2002 and were due and payable on December 31, 2003. The compensation committee of our board of directors forgave these loans to Messrs. Wirta and White in full, effective January 1, 2004.

Loans Related to Acquisitions of Common Stock. In the past, we have made full recourse loans to employees, officers and certain of our stockholders for the purchase of shares of our commons stock. These loans are secured by shares or our common stock that are owned by the borrowers. As of December 31, 2003 and 2002, Mr. White had an outstanding loan of $179,886, and $164,832, respectively, which is included in notes receivable from sale of stock in the accompanying consolidated balance sheets. This loan relates to the acquisition of 12,500 shares of CB Richard Ellis Services common stock prior to our acquisition of CB Richard Ellis Services in 2001. Subsequent to the 2001 acquisition, these shares were converted into approximately 2.8 shares of our common stock and the related loan amount was carried forward. As amended, this loan accrued interest at 6.0% and the principal and all accrued interest was payable on or before April 23, 2010. Mr. White repaid this loan in full on February 10, 2004.

At the time of the 2001 acquisition, Mr. Wirta delivered to us an $80,000 promissory note as payment for the purchase of 13,856 shares of our Class B common stock. Mr. Wirta repaid this promissory note in full in April of 2002. Additionally, Mr. White delivered a full-recourse note in the amount of $209,734 as payment for a portion of our shares of Class A common stock purchased in connection with an offering of shares of our Class A common stock to our employees in 2001. This note bore interest at 10.0% per year. During 2002, Mr. White paid off his note in its entirety.

Transactions Related to Our Acquisition of CB Richard Ellis Services in 2001

Purchases of Common Stock and Grants of Stock Options. In connection with our acquisition of CB Richard Ellis Services in 2001, our stockholders that currently own shares of our Class B common stock, collectively, contributed 7,967,774 shares of CB Richard Ellis Services common stock to us in exchange for 22,081,590 shares of our Class B common stock. Also in connection with the acquisition, our stockholders affiliated with Blum Capital Partners made aggregate cash contributions to us of approximately $71.0 million in exchange for an aggregate of 12,291,419 shares of our Class B common stock and CalPERS made a cash contribution of $10.0 million in exchange for 1,732,101 shares of our Class A common stock.

Also in connection with the acquisition, we offered and sold shares of our Class A common stock to certain of our employees at the time that were designated by our board of directors in consultation with Ray Wirta and Brett White. If each of these designated employees subscribed for a specified number of shares that was determined by our board of directors, they were entitled to receive a grant of options to acquire our Class A common stock. These options have an exercise price of $5.77 per share and a term of 10 years, with 20% of the options vesting on each of the first five anniversaries of the completion of the acquisition and all vesting if there is a change in control of us. In connection with this offering, Ray Wirta purchased 177,541 shares of our Class A common stock and received a grant of 488,184 options to acquire Class A common stock and Brett White purchased 73,615 shares of our Class A common stock and received a grant of 392,929 shares of our Class A common stock. As described in greater detail above, Mr. Wirta delivered a full-recourse note to us in the aggregate principal amount of $512,504 as payment for a portion of his shares and Mr. White delivered a full-recourse note in the aggregate principal amount of $209,734 as payment for a portion of his shares. Each of Mr. Wirta and Mr. White pledged as security for his full-recourse note a number of shares having an offering price equal to 200% of the amount of his note.

Transaction Fees. In connection with advisory services related to our acquisition of CB Richard Ellis Services in 2001, we paid a fee of $3.0 million to an affiliate of Blum Capital Partners and $2.0 million to an affiliate of Freeman Spogli. These advisory services included, among other things, transaction and structuring analysis, financing analysis and the arrangement and negotiation of debt and equity financing. The amounts of these fees were the result of negotiations among the affiliates of Blum Capital Partners and Freeman Spogli and the other parties that provided equity financing in connection with our acquisition of CB Richard Ellis Services in 2001. We also reimbursed certain expenses of our stockholders affiliated with Blum Capital Partners and Freeman Spogli.

Treatment of Warrants to Acquire Shares of CB Richard Ellis Services Common Stock. Pursuant to an agreement entered into in connection with the acquisition of CB Richard Ellis Services, we issued to our stockholders affiliated with Freeman Spogli a warrant to acquire 708,019 shares of our Class B common stock at an exercise price of $10.825 per share in exchange for the cancellation of previously outstanding warrants to acquire 364,884 shares of CB Richard Ellis Services common stock.

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

Transactions Related to Our Acquisition of Insignia Financial Group in 2003

In connection with our acquisition of Insignia, our stockholders affiliated with Blum Capital Partners made aggregate cash contributions to us of $105,394,160 in exchange for an aggregate of 18,255,338 shares of our Class B common stock, CalPERS made a cash contribution to us of $10.0 million in exchange for 1,732,101 shares of our Class A common stock, some of our stockholders affiliated with CSFB made aggregate cash contributions to us of $3,645,840 in exchange for an aggregate of 631,496 shares of our Class A common stock and Frederic V. Malek made a cash contribution to us of $960,000 in exchange for 166,281 shares of our Class B common stock.

Debt Financing and Other Fees Paid to CSFB and its Affiliates

Affiliates of Credit Suisse First Boston, or CSFB, beneficially own approximately 27.8% of our outstanding Class A common stock and 3.3% of our Class A common stock and Class B common stock combined, in each case as of May 31, 2004. In connection with our acquisition of Insignia in 2003, CSFB or certain of its affiliates received customary fees and reimbursement of expenses for (1) its role as administrative agent and collateral agent with respect to the amendment and restatement of our senior secured credit facilities in May 2003, (2) its role as lead book-running manager in connection with the May 2003 offering and initial purchase of our 9 3/4% senior notes due 2010 and (3) the performance of mergers and acquisitions advisory services. In connection with the acquisition of CB Richard Ellis Services in 2001, CSFB or certain of its affiliates also received customary fees and reimbursement of expenses for (a) its role as administrative agent and collateral agent with respect to our senior secured credit facilities in July 2001 and (b) its role as lead book-running manager in connection with the June 2001 offering and initial purchase of our 11 1/4% senior subordinated notes due 2011 and (c) its role as initial purchaser of, and its commitment to purchase, our 16% senior notes due 2011. CSFB or certain of its affiliates also received customary fees and reimbursement of expenses for its role in the refinancing of our senior secured credit facilities in October 2003. In each case with respect to the services provided by CSFB and its affiliates, the fees received were in conformity with prevailing market rates for services of that nature.

Co-Investment with CalPERS

California Public Employees’ Retirement System, or CalPERS, beneficially owns approximately 5.7% of our Class A common stock as of May 31, 2004. In March 2001, our wholly owned subsidiary, CB Richard Ellis Investors, L.L.C., entered into a joint venture with CalPERS. This joint venture, Global Innovation Partners, targets real estate and private equity investments and expected opportunities created by the convergence of technology and real estate. The managing member of the joint venture is 50% owned by one of our subsidiaries. In connection with formation of the joint venture, CBRE Investors, CalPERS and some of our employees entered into an aggregate of $526 million of capital commitments to Global Innovations Partners, of which CalPERS committed an aggregate of $500 million.

Other Business Relationships with Our Directors

Our wholly-owned subsidiary, CB Richard Ellis Investors, L.L.C., and certain investment funds managed by CBRE Investors retained the law firm of Mayer, Brown, Rowe & Maw LLP, including its predecessors, to provide legal services during each of 2001, 2002 and 2003. Michael Kantor, who has been a member of our board of directors since February 2004, currently is a partner at Mayer, Brown, Rowe & Maw LLP.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 53.

2.	Financial Statement Schedule

See Schedule II on page 134.

(b)	Reports on Form 8-K

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

See Exhibit Index beginning on page 136 hereof.

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

Date: June 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	June 28, 2004

/S/ JEFFREY A COZAD Jeffrey A. Cozad	Director	June 28, 2004

/S/ PATRICE MARIE DANIELS Patrice Marie Daniels	Director	June 28, 2004

/S/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	June 28, 2004

/S/ MICHAEL KANTOR Michael Kantor	Director	June 28, 2004

/S/ KENNETH J. KAY Kenneth J. Kay	Chief Financial Officer (principal financial and accounting officer)	June 28, 2004

/S/ FREDERIC V. MALEK Frederic V. Malek	Director	June 28, 2004

/S/ JEFFREY S. PION Jeffrey S. Pion	Director	June 28, 2004

/S/ BRETT WHITE Brett White	Director and President	June 28, 2004

/S/ GARY L. WILSON Gary L. Wilson	Director	June 28, 2004

/S/ RAY WIRTA Ray Wirta	Director and Chief Executive Officer (principal executive officer)	June 28, 2004

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp. (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC on October 20, 2003)

2.2		Purchase Agreement, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Apple Acquisition Corp. and Island Fund I LLC (incorporated by reference to Exhibit 2.3 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

3.1		Form of Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.3 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-112867) filed on June 7, 2004)

3.2		Form of Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.5 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-112867) filed on June 7, 2004)

4.1		Specimen Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-59440) filed with the SEC on July 5, 2001)

4.2	(a)	Securityholders’ Agreement, dated as of July 20, 2001, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek and the management investors named (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.2	(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2 (b) of the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-112867 (filed) on June 7, 2004)

4.3		Anti-Dilution Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 20 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.4		Warrant Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc., and FS Equity Partners III, L.P. and FS Equity Partners International, L.P. (incorporated by reference to Exhibit 26 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.5	(a)	Indenture, dated as of May 22, 2003, between CBRE Escrow, Inc., and U.S. Bank National Association, as Trustee, for 9¾% Senior Notes Due May 15, 2010 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

4.5	(b)	First Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

Exhibit Number		Description of Exhibit

4.5	(c)	Second Supplemental Indenture, dated as of December 4, 2003, among CB Richard Ellis Services, Inc., Investors 1031, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(a)	Indenture, dated as of June 7, 2001, among CB Richard Ellis Services, Inc., BLUM CB Corp., CB Richard Ellis Group, Inc., the Subsidiary Guarantors named therein and State Street Bank and Trust Company of California, N.A., as Trustee, for 11¼% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(b)	First Supplemental Indenture, dated as of July 20, 2001, among CB Richard Ellis Services, Inc., the Subsidiary Guarantors and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 10.17(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(c)	Second Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association as successor to State Street Bank and Trust Company of California, N.A (incorporated by reference to Exhibit 10.17(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(d)	Third Supplemental Indenture, dated as of December 4, 2003 among CB Richard Ellis Services, Inc., Investors 1031, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 10.17(d) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.7		Indenture, dated as of July 20, 2001, among CB Richard Ellis Group, Inc., and State Street Bank and Trust Company, N.A., as Trustee, for 16% Senior Notes due 2011 (incorporated by reference to Exhibit 21 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

10.1	(a)	Amendment Agreement and Waiver, dated as of April 23, 2004, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1 (a) of the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-112867) filed on June 7, 2004)

10.1	(b)	Amended and Restated Credit Agreement, dated as of April 23, 2004, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1 (b) of the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-112867) filed on June 7, 2004)

10.1	(c)	Form of Incremental Revolving Credit Commitment Assumption Agreement, dated as of June 15, 2004, related to the Amended and Restated Credit Agreement, dated as of April 23, 2004, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent *

10.2		CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)

10.3		2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-112867) filed on June 7, 2004)

Exhibit Number	Description of Exhibit

10.4	CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)

10.5	CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)

10.6	Employment Agreement, dated as of July 20, 2001, between CB Richard Ellis Services, Inc. and Ray Wirta (incorporated by reference to Exhibit 10.13 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-4 (No. 333-70980) filed with the SEC on October 4, 2001)

10.7	Termination of Employment Agreement, effective as of February 15, 2004, between CB Richard Ellis Services, Inc. and Ray Wirta*

10.8	Employment Agreement dated June 13, 2002 between CB Richard Ellis Services, Inc. and Kenneth J. Kay (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002)

10.9	Full Recourse Note, dated as of April 8, 2004, by and between Ray Wirta and CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.9 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-1 (No. 333-112867) filed on June 7, 2004)

11	Statement concerning Computation of Per Share Earnings (filed as Note 16 of the Consolidated Financial Statements) *

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends *

21	Subsidiaries of the Company *

23	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003.*

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

*	Filed herewith