Form 10-Q/A
period 2004-03-31
CB RICHARD ELLIS GROUP INC
filed 2004-06-28
CIK 1138118

UNITED STATES

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

The number of shares of Class A and Class B common stock outstanding at May 31, 2004 was 7,173,053 and 53,409,550 respectively.

Explanatory Note

This Amendment No. 1 (the Amendment) amends the Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the quarter ended March 31, 2004, which was originally filed on May 17, 2004 (the Original Report). The purpose of the Amendment is to revise the disclosure contained in the Original Report to address comments of the Securities and Exchange Commission received by CB Richard Ellis Group, Inc. in connection with the Commission’s review of the Registration Statement on Form S-1 (Registration No. 333-112867) of CB Richard Ellis Group, Inc. In addition, except as otherwise indicated, all information in the Amendment assumes a 3-for-1 stock split of the outstanding Class A common stock and Class B common stock of CB Richard Ellis Group, Inc. on May 4, 2004, which was effected by a stock dividend, and a 1-for-1.0825 reverse stock split of the outstanding Class A common stock and Class B common stock of CB Richard Ellis Group, Inc. on June 7, 2004.

FORM 10-Q/A

March 31, 2004

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,254	$163,881
Restricted cash	15,165	14,899
Receivables, less allowance for doubtful accounts of $16,408 and $16,181 at March 31, 2004 and December 31, 2003, respectively	272,574	322,416
Warehouse receivable	72,725	230,790
Prepaid expenses	28,899	22,854
Deferred tax assets, net	65,438	57,681
Other current assets	33,705	26,461

Total Current Assets	542,760	838,982
Property and equipment, net	117,340	113,569
Goodwill	825,679	819,558
Other intangible assets, net of accumulated amortization of $82,362 and $73,449 at March 31, 2004 and December 31, 2003, respectively	123,694	131,731
Deferred compensation assets	81,111	76,389
Investments in and advances to unconsolidated subsidiaries	73,354	68,361
Deferred tax assets, net	30,216	32,179
Other assets, net	125,581	132,712

Total Assets	$1,919,735	$2,213,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$188,725	$189,787
Compensation and employee benefits payable	143,997	148,874
Accrued bonus and profit sharing	83,161	200,343
Short-term borrowings:
Warehouse line of credit	72,725	230,790
Revolver and swingline credit facility	13,250	—
Other	27,846	39,347

Total short-term borrowings	113,821	270,137
Current maturities of long-term debt	11,252	11,285
Other current liabilities	12,642	12,991

Total Current Liabilities	553,598	833,417
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $2,764 and $2,827 at March 31, 2004 and December 31, 2003, respectively	226,236	226,173
Senior secured term loan	285,000	287,500
9¾% senior notes	200,000	200,000
16% senior notes, net of unamortized discount of $2,560 and $2,844 at March 31, 2004 and December 31, 2003, respectively	35,756	35,472
Other long-term debt	43,500	42,275

Total Long-Term Debt	790,492	791,420
Deferred compensation liability	144,996	138,037
Pension liability	38,917	35,998
Other liabilities	72,712	75,024

Total Liabilities	1,600,715	1,873,896
Minority interest	6,860	6,656
Commitments and contingencies
Stockholder’s Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 7,578,976 and 7,561,499 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	76	76
Class B common stock; $0.01 par value; 100,000,000 shares authorized; 53,409,556 shares issued and outstanding at March 31, 2004 and December 31, 2003	534	534
Additional paid-in capital	361,636	361,522
Notes receivable from sale of stock	(4,388)	(4,680)
Accumulated (deficit) earnings	(15,119)	1,449
Accumulated other comprehensive loss	(28,267)	(23,780)
Treasury stock at cost, 405,888 and 385,103 shares at March 31, 2004 and December 31, 2003, respectively	(2,312)	(2,192)

Total Stockholders’ Equity	312,160	332,929

Total Liabilities and Stockholders’ Equity	$1,919,735	$2,213,481

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2004	2003
Revenue	$440,992	$263,724
Costs and expenses:
Cost of services	224,222	123,599
Operating, administrative and other	199,251	126,175
Depreciation and amortization	16,831	6,171
Merger-related charges	9,960	—

Operating (loss) income	(9,272)	7,779
Equity income from unconsolidated subsidiaries	2,526	3,063
Interest income	2,307	1,075
Interest expense	20,679	14,324

Loss before benefit for income taxes	(25,118)	(2,407)
Benefit for income taxes	(8,550)	(1,060)

Net loss	$(16,568)	$(1,347)

Basic and diluted loss per share	$(0.26)	$(0.03)

Weighted average shares outstanding for basic and diluted loss per share	62,522,176	41,651,415

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

CB Richard Ellis Group, Inc., formerly known as CBRE Holding, Inc. (which may be referred to in this Form 10-Q/A as “we,” “us,” and “our”), offers a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

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

During the three months ended March 31, 2004, we made the following adjustments to goodwill:

•	We assigned a $6.6 million estimated fair value to the broker draw asset acquired from Insignia. Based on our management’s estimates, we generally derive benefit from brokers participating in our draw

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

program over two years. Accordingly, we estimate that we will derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and we will amortize it on a straight-line basis, which reflects the pattern in which the economic benefits of the broker draw asset are consumed, during that period. The allocation of purchase price to the broker draw asset, net of related tax impact, resulted in a $3.8 million decrease in goodwill and a related $1.4 million increase in net loss during the three months ended March 31, 2004, which includes a $0.8 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003.

•	We recorded a $5.0 million increase to goodwill due to an increase in liabilities primarily related to additional lease termination costs, contract termination costs and severance payments in excess of amounts previously accrued. All such adjustments were recorded in accordance with the requirements of Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As of the consummation date of the acquisition of Insignia, our management began to assess and formulate a plan to close certain Insignia locations. Due to the size of this acquisition and the dispersed nature of Insignia’s operations, a significant amount of time and effort was required to finalize plans with respect to closures, analyze the provisions of contracts to be terminated and estimate the total exit costs. The adjustment during the first quarter of 2004 represents a change in estimate as we completed our assessments and finalized our plans with respect to certain of the locations. Consistent with the requirements of EITF 95-3, finalization of our plans for all Insignia closures will be completed within one year of the consummation date of the acquisition.

•	We recorded a $4.2 million increase to goodwill related to the sale of certain assets acquired in connection with the Insignia Acquisition. Of this amount, $3.7 million represents a receivable due from a buyer, which will be relieved in the second quarter of 2004 as cash was received in May 2004 and will be applied to the balance. The remaining $500,000 adjustment reflects the sale of assets at an amount less than the value assigned in the preliminary purchase price allocation. As no event occurred during the period from the acquisition date to the sale date that would have impacted the value of these assets, our management concluded that the amount at which these assets were ultimately sold represents the best estimate of the value of these assets at the date of the Insignia Acquisition.

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and Insignia redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we have accrued certain liabilities in accordance with EITF No. 95-3. These liabilities assumed in connection with the Insignia Acquisition consist of the following (dollars in thousands):

	2003 Charge To Goodwill	2004 Adjustments	Utilized To Date	To be Utilized
Severance	$30,706	$162	$(14,762)	$16,106
Lease termination costs	28,922	2,969	(5,102)	26,789
Change of control payments	10,451	—	(10,451)	—
Costs associated with exiting contracts	8,921	1,997	(9,723)	1,195
Legal settlements anticipated	8,739	(139)	(3,032)	5,568

	$87,739	$4,989	$(43,070)	$49,658

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Three Months Ended March 31, 2003
Revenue	$393,624
Operating loss	(39,078)
Net loss	(31,751)
Basic and diluted loss per share	(0.51)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In accordance with SFAS No. 123, we estimate the value of our options based upon the “Minimum Value” method. Option valuation models require the input of assumptions such as the expected stock price volatility. As our common stock was not freely tradable on a national securities exchange or an over-the-counter market during the periods presented in these financial statements, an effectively zero percent volatility was utilized. The dividend yield is also excluded from the calculation, as it is our present intention to retain all earnings.

The following table illustrates the effect on net loss and loss per share if the minimum value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(16,568)	$(1,347)
Add: Stock-based employee compensation expense included in reported net loss, net of the related tax effect	53	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(197)	(148)

Pro forma net loss	$(16,712)	$(1,495)

Basic and Diluted Loss per Share:
As Reported	$(0.26)	$(0.03)

Pro Forma	$(0.27)	$(0.04)

The weighted average minimum value of options granted by us was $0.60 and $0.58 for the three months ended March 31, 2004 and 2003, respectively. The minimum value of each option grant is estimated on the date of grant utilizing the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	3.08%	3.04%
Expected life	5 years	5 years

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Included in the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003, is restricted cash of $15.2 million and $14.9 million, respectively, which primarily consists of cash pledged to secure the guarantee of notes issued in connection with previous acquisitions by Insignia in the United Kingdom (UK). The acquisitions include the 1999 acquisition of St. Quintin Holdings Limited and the 1998 acquisition of Richard Ellis Group Limited.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with SFAS No. 141, “Business Combinations,” trademarks of $63.7 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million tradename was separately identified, which represents the Richard Ellis tradename in the UK that was owned by Insignia prior to the Insignia Acquisition. Both the trademarks and the tradename have indefinite useful lives and accordingly are not being amortized.

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

Other amortizable intangible assets represent other intangible assets acquired as a result of the Insignia Acquisition including an intangible asset recognized for other non-contractual revenue acquired in the US as well as franchise agreements and a tradename in France. These other intangible assets are being amortized over estimated useful lives of up to 20 years.

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

8.	Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	March 31,	December 31,
	2004	2003
Current assets	$201,222	$208,743
Non current assets	2,171,077	2,040,138
Current liabilities	198,149	154,778
Non current liabilities	1,016,541	969,993
Minority interest	4,735	4,600

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Statements of Operations Information:

	Three Months Ended March 31,
	2004	2003
Net revenue	$120,579	$99,031
Operating income	23,888	23,604
Net income	34,184	21,077

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In order to partially finance the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount, on June 7, 2001. CBRE assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the 2001 Merger. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we may redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11 ¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $226.2 million as of March 31, 2004 and December 31, 2003.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the UK. The acquisition loan notes are payable to the sellers of the previously acquired UK businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2004 and December 31, 2003, $12.6 million and $12.2 million of the acquisition loan notes were outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by the bank plus 2.5%. At March 31, 2004, there were no amounts outstanding under the Euro cash pool loan. The amount of the Euro cash pool loan included in short-term borrowings in the accompanying consolidated balance sheet was $11.5 million as of December 31, 2003.

10.	Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

In connection with the sale of real estate investment assets by Insignia to Island Fund I LLC (Island) on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of March 31, 2004, an aggregate of approximately $10.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island.

L.J. Melody previously executed an agreement with the Federal National Mortgage Association (Fannie Mae) to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a summary of comprehensive loss (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(16,568)	$(1,347)
Foreign currency translation (loss) gain	(4,487)	121

Comprehensive loss	$(21,055)	$(1,226)

12.	Per Share Information

For the three months ended March 31, 2004 and 2003, our basic and diluted loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding of 62,522,176 and 41,651,415, respectively. As a result of operating losses incurred, diluted weighted average shares outstanding did not give effect to potential common shares, as to do so would have been anti-dilutive.

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

We recorded merger-related charges of $10.0 million for the three months ended March 31, 2004 in connection with the Insignia Acquisition. These charges primarily related to the exit of facilities that were occupied by us prior to the Insignia Acquisition that became duplicative as a result of such acquisition. We recorded charges for the exit of these facilities as premises were vacated in accordance with SFAS No. 146,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

“Accounting for Costs Associated with Exit or Disposal Activities.” Additionally, during the three months ended March 31, 2004, we recorded consulting costs of $1.2 million, which represented fees paid to outside parties for nonrecurring activities relating to the combination of Insignia’s financial systems and businesses with ours. Our merger-related charges consisted of the following (dollars in thousands):

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(14,076)	$15,002	$(78,947)	$(9,346)	$(87,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(9,039)	(1,367)	(10,406)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(3,060)	(4,009)	(7,069)
Other investing activities, net	—	—	456	(2,079)	(1,623)

Net cash used in investing activities	—	—	(11,643)	(7,455)	(19,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	47,500	—	—	47,500
Repayment of revolver and swingline credit facility	—	(34,250)	—	—	(34,250)
Repayment of senior secured term loan	—	(2,500)	—	—	(2,500)
Repayment of euro cash pool and other loans, net	—	—	(286)	(12,516)	(12,802)
Decrease (increase) in intercompany receivables, net	13,975	(12,276)	(35,944)	34,245	—
Other financing activities, net	270	(155)	—	(266)	(151)

Net cash provided by (used in) financing activities	14,245	(1,681)	(36,230)	21,463	(2,203)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169	13,321	(126,820)	4,662	(108,668)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881
Effect of currency exchange rate changes on cash	—	—	—	(959)	(959)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,177	$13,338	$21,932	$15,807	$54,254

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$1,533	$3,436	$384	$529	$5,882
Income taxes, net of refunds	3,529	—	—	—	3,529

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(678)	$4,924	$(45,078)	$(29,929)	$(70,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(3,228)	(772)	(4,000)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(22)	—	(22)
Other investing activities, net	—	—	1,866	(338)	1,528

Net cash used in investing activities	—	—	(1,384)	(1,110)	(2,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	33,750	—	—	33,750
Repayment of revolver and swingline credit facility	—	(20,250)	—	—	(20,250)
Repayment of senior secured term loans	—	(2,338)	—	—	(2,338)
(Increase) decrease in intercompany receivables, net	—	(15,864)	(15,256)	31,120	—
Other financing activities, net	633	—	—	(39)	594

Net cash provided by (used in) financing activities	633	(4,702)	(15,256)	31,081	11,756

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45)	222	(61,718)	42	(61,499)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	1,168	1,168

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$82	$276	$12,455	$6,557	$19,370

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$2,009	$3,160	$406	$248	$5,823
Income taxes, net of refunds	14,532	—	—	—	14,532

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17.	Industry Segments

We report our operations through three geographically organized segments: (1) Americas, (2) Europe, Middle East and Africa (EMEA) and (3) Asia Pacific. The Americas consist of operations in the US, Canada, Mexico and South America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. Summarized financial information by operating segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue
Americas	$327,191	$199,950
EMEA	85,357	45,478
Asia Pacific	28,444	18,296

	$440,992	$263,724

Operating (loss) income
Americas	$205	$11,270
EMEA	(9,985)	(688)
Asia Pacific	508	(2,803)

	(9,272)	7,779
Equity income (loss) from unconsolidated subsidiaries
Americas	2,480	3,226
EMEA	(238)	(126)
Asia Pacific	284	(37)

	2,526	3,063
Interest income	2,307	1,075
Interest expense	20,679	14,324

Loss before benefit for income taxes	$(25,118)	$(2,407)

18.	Subsequent Events

On April 23, 2004, we entered into an amendment to the current amended and restated credit agreement that includes a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness. In May and June 2004, we purchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $3.1 million of premiums in connection with these purchases.

On May 4, 2004, we amended our Certificate of Incorporation increasing the authorized Class A common shares to 325,000,000 and the authorized Class B common shares to 100,000,000. Also, on May 4, 2004, we effected a three-for-one split of our outstanding Class A common stock and Class B common stock, which split was effected by a stock dividend. In addition, on June 7, 2004, we effected a 1-for-1.0825 reverse stock split of our outstanding Class A common stock and Class B common stock. The applicable share and per share data for all periods included herein have been restated to give effect to these stock splits.

On May 12, 2004, our wholly owned subsidiary, L.J. Melody, modified its credit agreement with RFC to provide a temporary revolving line of credit increase of $100.0 million that resulted in a total line of credit under

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the agreement equaling $350.0 million. This increase became effective on May 30, 2004 and expires 90 days after the effective date.

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

During 2002 and 2001, we were adversely affected by the slowdown in the United States (US) economy, which negatively impacted the commercial real estate market generally. This caused a decline in our leasing activities within the US. Moreover, in part because of the terrorist attacks on September 11, 2001 and the subsequent conflict with Iraq, the economic climate in the US became very uncertain, which had an adverse effect on commercial real estate market conditions and, in turn, our operating results for 2002 and 2001. During 2003, economic conditions in the US improved, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s sales and leasing activities. We expect this trend to continue in the near term.

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

Effects of Prior Acquisitions

Although we do not currently have any specific acquisition plans, our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage banking services through our 1996 acquisition of L.J. Melody & Company (L.J. Melody) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors and our 1997 acquisition of Koll Real Estate Services. An example of a strategic acquisition that increased our geographic coverage was our 1998 acquisition of Hillier Parker May & Rowden in the United Kingdom (UK). Our largest acquisition to date was our July 23, 2003 acquisition of Insignia Financial Group (Insignia), which not only significantly increased the scale of our real estate services and outsourcing services business lines in the Americas segment but also significantly increased our presence in the New York, London and Paris metropolitan areas.

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

International Operations

We have made significant acquisitions of non-US companies and, although we currently have no specific plans to do so, we may acquire additional foreign companies in the future. As we increase our foreign operations through either acquisitions or organic growth, fluctuations in the value of the US dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the US only at levels necessary for operating purposes. In addition, from time to time we enter into foreign currency exchange contracts to mitigate our exposure to exchange rate changes related to particular transactions. Our management historically has not generally entered into agreements to hedge the risks associated with the translation of foreign currencies into US dollars. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling, which matures on December 29, 2004. The net impact on our earnings resulting from unrealized gains and/or losses on this option agreement is not expected to be material. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, our management cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the US dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

Our international operations also are subject to, among other things, political instability and changing regulatory environments, which may adversely affect our future financial condition and results of operations.

Our management routinely monitors these risks and costs and evaluates the appropriate amount of resources to allocate towards business activities in foreign countries where such risks and costs are particularly significant. For example, in late 2001 and early 2002 we decided to sell our wholly owned operations in Thailand, the Philippines and India. These operations had highly cyclical financial performance due to continuing economic and political instability in the region. By selling the operations and entering into cross-referral and royalty agreements with the purchasers, we were able to maintain our presence, brand and service capability in those countries while generally eliminating our financial risk. However, these measures have only mitigated our overall exposure to the risks associated with operating outside the US.

Leverage

We are highly leveraged and have significant debt service obligations. Although our management believes that the incurrence of this long-term indebtedness has been important in the development of our business, including facilitating our acquisition of Insignia in 2003, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, we refinanced our senior secured credit facilities in October 2003 to obtain more attractive interest rates and other terms, redeemed $30.0 million in aggregate principal amount of our 16% senior notes in late 2003 and repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market during May and June 2004.

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

Basis of Presentation

Recent Significant Acquisitions and Dispositions

On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 28, 2003 by and among us, CB Richard Ellis Services, Apple Acquisition Corp., a Delaware corporation and wholly owned subsidiary of CB Richard Ellis Services, and Insignia Financial Group, Inc., Apple Acquisition was merged with and into Insignia (Insignia Acquisition). Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CB Richard Ellis Services.

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

Segment Reporting

We report our operations through three geographically organized segments: (1) Americas, (2) Europe, the Middle East and Africa (EMEA), and (3) Asia Pacific. The Americas consists of operations located in the US, Canada, Mexico and South America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.

Results of Operations

The following tables set forth items derived from the consolidated statements of operations for the three months ended March 31, 2004 and 2003 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Revenue	$440,992	100.0%	$263,724	100.0%

Costs and expenses:
Cost of services	224,222	50.8	123,599	46.9
Operating, administrative and other	199,251	45.2	126,175	47.9
Depreciation and amortization	16,831	3.8	6,171	2.3
Merger-related charges	9,960	2.3	—	—

Operating (loss) income	(9,272)	(2.1)	7,779	2.9
Equity income from unconsolidated subsidiaries	2,526	0.6	3,063	1.2
Interest income	2,307	0.5	1,075	0.4
Interest expense	20,679	4.7	14,324	5.4

Loss before benefit for income taxes	(25,118)	(5.7)	(2,407)	(0.9)
Benefit for income taxes	(8,550)	(1.9)	(1,060)	(0.4)

Net loss	$(16,568)	(3.8)%	$(1,347)	(0.5)%

EBITDA	$10,085	2.3%	$17,013	6.5%

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

However, EBITDA is not a recognized measurement under US generally accepted accounting principles (GAAP), and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income (loss) and net income (loss), each as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(16,568)	$(1,347)
Add:
Depreciation and amortization	16,831	6,171
Interest expense	20,679	14,324
Benefit for income taxes	(8,550)	(1,060)
Less:
Interest income	2,307	1,075

EBITDA	$10,085	$17,013

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

We reported a consolidated net loss of $16.6 million for the three months ended March 31, 2004 on revenue of $441.0 million as compared to a consolidated net loss of $1.3 million on revenue of $263.7 million for the three months ended March 31, 2003.

Our revenue on a consolidated basis increased by $177.3 million, or 67.2%, as compared to the three months ended March 31, 2003. The overall increase was primarily driven by our acquisition of Insignia, which resulted in higher revenues in our Americas real estate services business line particularly relative to leasing activity in the New York area, combined with increased lease transaction revenue in London and Paris, as well as higher appraisal and consultation fees in the UK. The increase in revenue was also due to the continued improvement of general economic conditions in the US which resulted in higher sales transaction revenue as well as increased lease transaction revenue and management fees, and foreign currency translation, which had a $17.4 million positive impact on total revenue during the three months ended March 31, 2004.

Our cost of services on a consolidated basis increased by $100.6 million, or 81.4%, as compared to the three months ended March 31, 2003. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by our acquisition of Insignia, which resulted in higher payroll-related costs, including bonus accruals, insurance and benefits, producer retention and broker draw amortization. We paid bonuses to the top advisory services professionals of Insignia that we retained in the acquisition. The producer retention expense represents that amortization of these bonuses, which are being amortized to cost of services over the lives of the related employment agreements. As part of our refinement of the purchase price allocation for the Insignia Acquisition during the three months ended March 31, 2004, we assigned a $6.6 million fair value to a broker draw asset acquired in the Insignia Acquisition. Based on our management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimate that we will derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and we will amortize it on a straight-line basis, which reflects the pattern in which the economic benefits of the broker draw asset are consumed, during that period. During the three months ended March 31, 2004, we have recorded a $2.2 million adjustment for the amortization of this broker draw asset, which includes a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. The producer retention and the broker draw amortization are considered integration costs associated with the Insignia Acquisition and together amounted to $3.6 million for the three months ended March 31, 2004. The increase was also due to the overall increase in worldwide sales and lease transaction revenue, as well as foreign currency translation, which had an $8.0 million negative impact on cost of services during the three months ended March 31, 2004. Cost of services as a percentage of revenue increased from 46.9% in the first quarter of 2003 to 50.8% in the first quarter of 2004 primarily as a result of the producer retention and broker draw amortization recorded in 2004 as well as the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition within our Americas segment. However, we expect that the full year 2004 cost of services percentage of revenue will be more comparable to the full year 2003 cost of services percentage of revenue.

Our operating, administrative and other expenses on a consolidated basis were $199.3 million, an increase of $73.1 million, or 57.9%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase was primarily driven by higher costs as a result of the Insignia Acquisition, including $1.8 million of integration costs, as well as increased worldwide payroll-related expenses, such as bonuses and insurance and benefits, principally in the Americas and Europe. Higher occupancy expense in the UK as a result of our relocation to new facilities in the fourth quarter of 2003 also contributed to the increase. Additionally, lower net foreign currency transaction gains contributed to the overall increase over the prior year. Although the US dollar continued to weaken during the quarter, a trend that we have experienced over the past few years, it has weakened at a slower rate, which has reduced this positive offset to total operating expenses versus the prior year. Finally, foreign currency translation had an $8.8 million negative impact on total operating expenses during the three months ended March 31, 2004.

Our depreciation and amortization expense on a consolidated basis increased by $10.7 million, or 172.7%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 primarily due to $7.6 million of amortization expense related to intangibles acquired in the Insignia Acquisition, including $6.8 million related to acquired net revenue backlog. As of March 31, 2004, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Insignia Acquisition was $6.6 million, which is expected to be fully amortized by the end of 2004. (See Note 7 to our consolidated financial statements).

Our merger-related charges on a consolidated basis were $10.0 million for the three months ended March 31, 2004. These charges primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which are attributable to the Insignia Acquisition.

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

Our benefit for income taxes on a consolidated basis was $8.6 million, an increase of $7.5 million, or 706.6%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The effective tax rate decreased from 44% in the first quarter of 2003 to 34% in the first quarter of 2004, primarily as a result of non-taxable gains recognized from our deferred compensation plan during the current quarter compared to non-deductible losses experienced in the first quarter of 2003, coupled with the impact of lower non-deductible interest expense.

Segment Operations

We report our operations through three geographically organized segments: (1) Americas, (2) EMEA and (3) Asia Pacific. The Americas results for the three months ended March 31, 2004 include merger-related charges of $7.6 million attributable to the Insignia Acquisition. The EMEA results for the three months ended March 31, 2004 include merger-related charges of $2.3 million associated with the Insignia Acquisition. The following table summarizes the revenue, costs and expenses, and operating income (loss) by operating segment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

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

However, EBITDA is not a recognized measurement under US GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income (loss), as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Americas

Revenue increased by $127.2 million, or 63.6%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 primarily driven by the expansion of our market share in our real estate services business line through our acquisition of Insignia, particularly in leasing activity in the New York area. Additionally, the continued improvement of general economic conditions in the US led to an increase in the volume of commercial real estate transactions resulting in higher sales transaction revenue as well as increased lease transaction revenue and management fees. Cost of services increased by $78.9 million, or 83.1%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 primarily due to higher commission expense, bonus accruals, insurance and benefits, producer retention and broker draw amortization as a result of the Insignia Acquisition as well as the higher sales and lease transaction revenue. The producer retention expense, which represents amounts paid to the top advisory services professionals of Insignia that we retained at the time of the acquisition, is being amortized through cost of services over the respective lives of their underlying employment agreements. The broker draw amortization of $2.2 million includes a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. It also reflects the pattern in which the economic benefits of the broker draw asset acquired in the Insignia Acquisition are consumed, the fair value of which was refined during the three months ended March 31, 2004. The remaining net broker draw asset of $4.4 million will be amortized on a straight-line basis over the next sixteen months. Both the producer retention and the broker draw amortization are considered integration costs associated with the Insignia Acquisition and together amounted to $3.0 million for the three months ended March 31, 2004. Cost of services as a percentage of revenue increased from 47.5% in the first quarter of 2003 to 53.1% in the first quarter of 2004, primarily as a result of the producer retention and broker draw amortization recorded in 2004 as well as the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition. However, we expect that the full year 2004 cost of services percentage of revenue for our Americas segment will be more comparable to the full year 2003 cost of services percentage of revenue. Operating, administrative and other expenses increased $46.0 million, or 51.6%, mainly caused by higher costs as a result of the Insignia Acquisition, including integration expenses of $1.8 million, as well as increased bonuses and insurance and benefits costs. Additionally, lower net foreign currency transaction gains reduced the positive offset to total operating expenses versus the prior year.

EMEA

Revenue increased by $39.9 million, or 87.7%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily driven by the Insignia Acquisition as evidenced by higher lease transaction revenue in London and Paris, as well as increased appraisal and consultation fees, predominantly in the UK. Foreign currency translation had an $11.3 million positive impact on total revenue during the three months ended March 31, 2004. Cost of services increased $16.7 million, or 85.2%, as a result of higher producer compensation expense as well as increased payroll-related costs, particularly in the UK and France, primarily driven by the Insignia Acquisition. Also included in producer compensation expense were integration costs of $0.6 million, representing amounts paid to the top producers of Insignia in the UK which is being amortized over the respective lives of their underlying employment agreements. Foreign currency translation had a $4.6 million negative impact on cost of services during the current quarter. Operating, administrative and other expenses increased by $25.4 million, or 98.8%, mainly driven by increased costs as a result of the Insignia Acquisition, including higher payroll related expenses. Additionally, occupancy expense was higher in the UK as a result of our relocation to new facilities in the fourth quarter of 2003. Lastly, foreign currency translation had a $6.4 million negative impact on total operating expenses during the three months ended March 31, 2004.

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

During both 2001 and 2003, we required substantial amounts of new equity and debt financing to fund our acquisitions of CB Richard Ellis Services and Insignia. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditures and investment requirements. As a result, our management anticipates that our cash flow from operations and revolving credit facility will be sufficient to meet our anticipated cash requirements, but at a minimum for the next twelve months.

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

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan in 2008, our 9¾% senior notes in 2010 and our 16% senior notes and 11¼% senior subordinated notes in 2011. We have used a portion of the net proceeds we received from our initial public offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement and we expect to use the remaining net proceeds we received from the offering to redeem all $38.3 million in aggregate principal amount of the remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9 3/4% senior notes. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay the other amounts of our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot assure you that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

The other primary component of our long-term liquidity needs are our obligations related to our deferred compensation plan and our UK pension plans. Pursuant to our deferred compensation plan, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plan represent future cash payment obligations for us. We currently have invested in insurance funds for the purpose of funding approximately half of our future cash deferred compensation obligations. In addition, upon each distribution under the plan, we receive a corresponding tax deduction for such compensation payment. Our UK subsidiaries maintain pension plans with respect to which a limited number of our UK employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. As of December 31, 2003, based upon actuarial calculations of future benefit obligations under these plans, these plans were in the aggregate approximately $44.2 million underfunded. Our management expects that any future obligations under our deferred compensation plan and pension plans that are not currently funded will be funded out of our future cash flow from operations.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $87.4 million for the three months ended March 31, 2004, an increase of $16.6 million compared to the three months ended March 31, 2003. The acquisition of Insignia in

July 2003 has impacted substantially all components of cash used in our operating activities, making comparison against the same period in the prior year not meaningful.

Investing Activities

Net cash used in investing activities totaled $19.1 million for the three months ended March 31, 2004, an increase of $16.6 million compared to the three months ended March 31, 2003. This increase was primarily due to costs incurred in 2004 associated with the Insignia Acquisition. Capital expenditures, net of concessions received, of $10.4 million during the three months ended March 31, 2004 were $6.4 million higher than during the three months ended March 31, 2003. This increase was primarily due to integration costs related to leasehold improvements in new and combined offices.

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

In order to partially fund our acquisition of CB Richard Ellis Services in 2001, we entered into a credit agreement with Credit Suisse First Boston (CSFB), and other lenders and borrowed $235.0 million of term loans on July 20, 2001. To partially fund our acquisition of Insignia in 2003, we amended and restated this credit agreement and borrowed an aggregate of an additional $75.0 million of term loan on July 23, 2003. On October 14, 2003, we refinanced all of the outstanding loans under our amended and restated credit agreement and entered into a new amended and restated credit agreement. On April 23, 2004, we entered into an amendment to the current amended and restated credit agreement that includes a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provides for the refinancing of all outstanding amounts under our current credit agreement and the amendment and restatement of our credit agreement upon the completion of our initial public offering on June 15, 2004. The new amended and restated credit agreement permits us, among other things, to use the net proceeds we received from our initial public offering to pay down debt, including the expected redemption of all $38.3 million in aggregate principal amount of our 16% senior notes due 2011 and $70.0 million in aggregate principal amount of our 9 3/4% senior notes due 2010 and the prepayment of $15.0 million in principal amount of our term loan under our amended and restated credit agreement. The new amended and restated credit agreement includes the following: (1) a term loan facility of $295.0 million, requiring quarterly principal payments of $2.95 million through December 31,

2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. The new amended and restated credit agreement also permits us to increase the term facility by up to $25.0 million, subject to the satisfaction of customary conditions. We repaid our revolving credit facility as of July 23, 2003 and November 5, 2002, and at December 31, 2003, we had no outstanding amounts under our revolving credit facility. At March 31, 2004, however, we had $13.3 million outstanding under our revolving credit facility.

Borrowings under the term loan facility bear interest at varying rates based, at our option, at either LIBOR plus 2.25% to 2.50% or the alternate base rate plus 1.25% to 1.50%, in both cases as determined by reference to the credit rating assigned to the term facility by Moody’s Investors Service and Standard and Poor’s. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as described in the immediately preceding sentence or, in some circumstances described in the new amended and restated credit agreement, at a higher or lower rate. Borrowings under the revolving credit facility bear interest at varying rates based on our option, at either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. In addition, we are required to pay a revolving credit facility fee based on the total amount of the unused commitment. The borrowings under the amended and restated credit agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. The total amount outstanding under the term loan facility included in senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $295.0 million and $297.5 million as of March 31, 2004 and December 31, 2003, respectively. We used a portion of the net proceeds we received from our initial public offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement.

On May 22, 2003, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes due May 15, 2010. The proceeds of this issuance were placed in escrow pending the completion of the Insignia Acquisition on July 23, 2003, on which date the proceeds were released from escrow in order to partially fund the acquisition, CBRE Escrow merged with and into CB Richard Ellis Services and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes. The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we may redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $200.0 million as of March 31, 2004 and December 31, 2003. We expect to use a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount of our 9¾% senior notes due 2010, which also will require payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption.

In order to partially finance our acquisition of CB Richard Ellis Services in 2001, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount, on June 7, 2001. CB Richard Ellis Services assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the merger of Blum CB with and into CB Richard Ellis Services on July 20, 2001. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we may redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control, we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets net of unamortized discount, was $226.2 million as of March 31, 2004 and December 31, 2003. In May and June 2004, we purchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid $3.1 million of premiums in connection with these purchases.

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

In the event of a change in control, we are obligated to make an offer to purchase all of our outstanding 16% senior notes at 101.0% of par. In addition, under the terms of the indenture governing the 16% senior notes, the notes are redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. However, the restricted payments covenant in our amended and restated credit agreement prevents us from purchasing or redeeming the 16% senior notes unless the purchase or redemption falls within the specified exceptions to the covenant. On October 27, 2003 and December 29, 2003, we redeemed $20.0 million and $10.0 million, respectively, in aggregate principal amount of our 16% senior notes pursuant to these exceptions. We paid $2.9 million of premiums in connection with these redemptions. The amount of the 16% senior notes included in the accompanying consolidated balance sheets net of unamortized discount, was $35.8 million and $35.5 million as of March 31, 2004 and December 31, 2003, respectively. We expect to use a portion of the net proceeds we received from our initial public offering to redeem the remaining $38.3 million in aggregate principal amount of our 16% senior notes, which also will require payment of a $3.7 million premium and accrued and unpaid interest through the date of redemption.

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

From time to time, Moody’s Investors Service and Standard and Poor’s Ratings Service rate our outstanding senior secured term loan, our 9 3/4% senior notes and our 11 1/4% senior subordinated notes. Although neither the Moody’s nor the Standard and Poor’s ratings impact our ability to borrow, they may affect the applicable interest rate for our senior secured term loan. In addition, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

During 2001, a joint venture that we consolidated incurred $37.2 million of non-recourse debt to acquire a real estate investment in Japan. The debt is secured by a mortgage on the acquired real estate asset. During the third quarter of 2003, the maturity date on this debt was extended to July 31, 2008. In our accompanying consolidated balance sheets, this debt comprised $42.6 million and $41.8 million of our other long-term debt as of March 31, 2004 and December 31, 2003, respectively. Additionally, during the third quarter of 2003, this joint venture incurred an additional $1.9 million of non-recourse mortgage debt with a maturity date of June 15, 2004. As of March 31, 2004 and December 31, 2003, $2.0 million of this non-recourse debt is included in short-term borrowings in the accompanying consolidated balance sheets.

Our wholly owned subsidiary, L.J. Melody, has a credit agreement with Residential Funding Corporation, (RFC), for the purpose of funding mortgage loans that will be resold. The agreement provides for a revolving warehouse line of credit of up to $200.0 million, bears interest at one-month LIBOR plus 1.0% and expires on August 31, 2004 and all outstanding borrowings will be due unless it is extended. On June 25, 2003, the agreement was modified to provide a temporary revolving line of credit increase of $200.0 million that resulted in a total line of credit equaling $400.0 million, which expired on August 30, 2003. By amendment on November 14, 2003, the agreement was modified to provide a revolving line of credit increase of $50.0 million that resulted in a total line of credit equaling $250.0 million, which expires on August 31, 2004. On May 12, 2004, the agreement was modified to provide a temporary revolving line of credit increase of $100.0 million that will result in a total line of credit equaling $350.0 million. This increase was effective on May 30, 2004 and expires 90 days after the effective date. We have a long-term business relationship with RFC and have entered into a number of amendments to the line of credit since its inception. Accordingly, we expect that we will reach a satisfactory amendment to extend the term of the agreement prior to its expiration on August 31, 2004. However, if we are unable to do so, the business and results of operations of our mortgage loan origination and servicing line of business may be adversely affected. During the three months ended March 31, 2004 and the year ended December 31, 2003, respectively, we had a maximum of $230.8 million and $272.5 million revolving line of credit principal outstanding with RFC. At March 31, 2004 and December 31, 2003, respectively, we had a $72.7 million and a $230.8 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had a $72.7 million and a $230.8 million warehouse receivable representing mortgage loans funded through the line of credit that had not been purchased as of March 31, 2004 and December 31, 2003, respectively, which are also included in the accompanying consolidated balance sheets.

L.J. Melody also had a credit agreement with JP Morgan Chase. The credit agreement provided for a revolving line of credit of up to $20.0 million, bore interest at 1.0% in excess of the bank’s cost of funds and expired on May 28, 2004. L.J. Melody did not renew this revolving line of credit. L.J. Melody used this credit line from time to time to fund short-term investments in governmental and quasi-governmental instruments. Any such investments acquired by L.J. Melody are pledged as collateral for outstanding borrowings under the credit line. At March 31, 2004 and December 31, 2003, no amounts were outstanding under this line of credit.

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

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the UK, which was part of Insignia’s business strategy of increasing its presence in that country. The acquisition loan notes are payable to the sellers of the previously acquired UK businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-

annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2004 and December 31, 2003, $12.6 million and $12.2 million, respectively, of the acquisition loan notes were outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by the bank plus 2.5%. The amount of the Euro cash pool loan included in short-term borrowings in the accompanying consolidated balance sheets was $11.5 million as of December 31, 2003. At March 31, 2004, there were no amounts outstanding under the Euro cash pool.

Deferred Compensation Plan Obligations

Each participant in our deferred compensation plan, (DCP), is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 30 mutual funds. In addition, prior to our acquisition of CB Richard Ellis Services in 2001, participants were entitled to invest their deferrals in stock fund units that allowed them to receive future distributions of shares of CB Richard Ellis Services common stock. As of May 31, 2004, there were 3,129,279 shares underlying outstanding stock fund units under the DCP, 1,948,133 of which had vested. Shares are issuable in connection with future distributions under the plan pursuant to the elections made by plan participants or distributions made by us. Except for the stock funds units, all deferrals under the DCP represent obligations to make future cash payments. The deferred compensation liability in the accompanying consolidated balance sheets was $145.0 million and $138.0 million at March 31, 2004 and December 31, 2003, respectively.

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

Pension Liability

Our subsidiaries based in the UK maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $38.9 million and $36.0 million at March 31, 2004 and December 31, 2003, respectively.

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

L.J. Melody previously executed an agreement with Federal National Mortgage Association (Fannie Mae) to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and we retained the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $98.6 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $1.0 million. The other 1% is covered in the form of a guarantee to Fannie Mae.

We had outstanding letters of credit totaling $24.3 million as of March 31, 2004, excluding letters of credit securing our outstanding indebtedness. Approximately $12.6 million of these letters of credit secure certain office leases and are outstanding pursuant to the revolving credit facility under our amended and restated credit agreement. An additional $10.7 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island Fund described above and are outstanding pursuant to a reimbursement agreement with the Bank of Nova Scotia. Under this agreement, we may issue up to a maximum of approximately $11.0 million of letters of credit at any one time and these outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The remaining outstanding letter of credit, which is for the Fannie Mae agreement as described above, was issued pursuant to a credit agreement with Wells Fargo Bank. Under this agreement, we may issue up to a maximum of $8.0 million of letters of credit at any one time and these outstanding letters of credit are secured by the same assets of ours that secure our amended and restated credit agreement. The outstanding letters of credit as of March 31, 2004 expire at varying dates through March 31, 2005. However, we are obligated to renew the letters of credit related to certain office leases until as late as 2023, the letters of credit related to the Island Fund purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

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

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of March 31, 2004, we had committed $22.6 million to fund future co-investments. We expect that approximately $19 million of these commitments will be funded during 2004. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

Derivatives and Hedging Activities

We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” when accounting for derivatives. In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from intercompany loans. We do not engage in any speculative activities with respect to foreign currency. At March 31, 2004, we had foreign currency forward contracts with an aggregate notional amount of $34.2 million, which mature on various dates through December 31, 2004. The net impact on our earnings for the three months ending March 31, 2004 resulting from the unrealized gains and/or losses on the foreign currency exchange forward contracts was not significant. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling, which matures on December 29, 2004.

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

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our majority owned subsidiaries. Additionally, the consolidated financial statements include the accounts of CB Richard Ellis Services prior to the date we acquired it in 2001, as CB Richard Ellis Services is considered our predecessor for purposes of Regulation S-X. The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in our consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Goodwill and Other Intangible Assets

Goodwill mainly represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities acquired in our acquisition of CB Richard Ellis Services in 2001 and in the Insignia Acquisition in 2003. Other intangible assets include trademarks, which were separately identified as a result of the 2001 acquisition, as well as a tradename separately identified as a result of the Insignia Acquisition representing the Richard Ellis tradename in the UK that was owned by Insignia prior to the Insignia Acquisition. Both the trademarks and the tradename are not being amortized and have indefinite estimated useful lives. Other intangible assets also include backlog, which represents the fair value of Insignia’s net revenue backlog as of July 23, 2003 that was acquired as part of the Insignia Acquisition. The backlog consists of the net commission receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the

Insignia Acquisition. Backlog is being amortized as cash is received or upon final closing of these pending transactions. The remaining other intangible assets primarily include management contracts, loan servicing rights, producer employment contracts, franchise agreements and a trade name, which are all being amortized on a straight-line basis over estimated useful lives ranging up to twenty years.

We fully adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. This statement requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment based in part on a third-party valuation as of the beginning of the fourth quarter of each year. We also assess our goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2003, and determined that no impairment existed.

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

Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q/A, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which are generally identified by the use of terms such as “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Quarterly Report on Form 10-Q/A. Any forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation to update or revise any forward-looking statements found herein to reflect any changes in our expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

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

Based on dealers’ quotes at March 31, 2004, the estimated fair values of our 9¾% senior notes and our 11¼% senior subordinated notes were $224.0 million and $225.5 million, respectively. There was no trading activity for the 16% senior notes due in 2011. The carrying value of the 16% senior notes as of March 31, 2004 totaled $35.8 million. Estimated fair values for the term loan under the senior secured credit facilities and the remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the majority of this debt is based on variable rates that approximate terms that we believe could be obtained at March 31, 2004.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	During the period covered by this report, we issued and sold the following equity securities pursuant to Rule 701 promulgated by the Securities and Exchange Commission under Section 3(b) of the Securities Act of 1933, as amended, with respect to transactions pursuant to compensation benefit plans and contracts relating to compensation:

•	155 shares of our Class A common stock, $0.01 par value per share, in connection with distributions to current and former employees related to stock fund units under the deferred compensation plan of CB Richard Ellis Services, Inc. The plan participants receiving such shares previously had made aggregate deferrals of $896 under the plan with respect to such stock fund units.

•	17,321 shares of our Class A common stock, $0.01 par value per share, in connection with the exercise by current and former employees of options with exercise prices of $5.77 per share, which options previously had been granted under our 2001 Stock Incentive Plan, as amended.

(d)	Not applicable.

(e)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2003.

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2003.

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