Form 10-Q
period 2004-06-30
CB RICHARD ELLIS GROUP INC
filed 2004-08-09
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to

Commission File Number 001 - 32205

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    No  ☒.

The number of shares of Class A common stock outstanding at July 30, 2004 was 69,299,920.

FORM 10-Q

June 30, 2004

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$179,592	$163,881
Restricted cash	12,044	14,899
Receivables, less allowance for doubtful accounts of $17,444 and $16,181 at June 30, 2004 and December 31, 2003, respectively	295,256	322,416
Warehouse receivable	219,935	230,790
Prepaid expenses	23,687	22,854
Deferred tax assets, net	67,786	57,681
Other current assets	35,655	26,461
Total Current Assets	833,955	838,982
Property and equipment, net	123,384	113,569
Goodwill	825,056	819,558
Other intangible assets, net of accumulated amortization of $84,759 and $73,449 at June 30, 2004 and December 31, 2003, respectively	121,238	131,731
Deferred compensation assets	79,094	76,389
Investments in and advances to unconsolidated subsidiaries	75,993	68,361
Deferred tax assets, net	35,442	32,179
Other assets, net	124,914	132,712
Total Assets	$2,219,076	$2,213,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$181,531	$189,787
Compensation and employee benefits payable	146,660	148,874
Accrued bonus and profit sharing	126,503	200,343
Short-term borrowings:
Warehouse line of credit	219,935	230,790
Other	28,618	39,347
Total short-term borrowings	248,553	270,137
Current maturities of long-term debt	13,029	11,285
Other current liabilities	13,314	12,991
Total Current Liabilities	729,590	833,417

Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $2,456 and $2,827 at June 30, 2004 and December 31, 2003, respectively	204,913	226,173
Senior secured term loan	268,200	287,500
9¾% senior notes	200,000	200,000
16% senior notes, net of unamortized discount of $2,516 and $2,844 at June 30, 2004 and December 31, 2003, respectively	35,800	35,472
Other long-term debt	43,437	42,275
Total Long-Term Debt	752,350	791,420
Deferred compensation liability	143,846	138,037
Pension liability	36,715	35,998
Other liabilities	95,215	75,024
Total Liabilities	1,757,716	1,873,896
Minority interest	8,163	6,656
Commitments and contingencies
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 68,973,443 and 7,561,499 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	690	76
Class B common stock; $0.01 par value; 100,000,000 shares authorized; 53,409,556 shares issued and outstanding at December 31, 2003; no shares authorized, issued or outstanding at June 30, 2004	—	534
Additional paid-in capital	498,904	361,522
Notes receivable from sale of stock	(5,350)	(4,680)
Accumulated (deficit) earnings	(12,154)	1,449
Accumulated other comprehensive loss	(26,581)	(23,780)
Treasury stock at cost, 405,883 and 385,103 shares at June 30, 2004 and December 31, 2003, respectively	(2,312)	(2,192)
Total Stockholders’ Equity	453,197	332,929
Total Liabilities and Stockholders’ Equity	$2,219,076	$2,213,481

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$550,916	$321,717	$991,908	$585,441

Costs and expenses:
Cost of services	272,611	153,066	496,833	276,665
Operating, administrative and other	230,539	137,421	429,790	263,596
Depreciation and amortization	10,830	6,329	27,661	12,500
Merger-related charges	11,574	3,310	21,534	3,310

Operating income	25,362	21,591	16,090	29,370
Equity income from unconsolidated subsidiaries	2,768	3,801	5,294	6,864
Interest income	1,950	701	4,257	1,776
Interest expense	23,175	16,940	43,854	31,264

Income (loss) before provision (benefit) for income taxes	6,905	9,153	(18,213)	6,746
Provision (benefit) for income taxes	3,940	3,981	(4,610)	2,921

Net income (loss)	$2,965	$5,172	$(13,603)	$3,825

Basic income (loss) per share	$0.05	$0.12	$(0.22)	$0.09

Weighted average shares outstanding for basic income (loss) per share	63,990,494	41,683,699	63,256,275	41,667,644

Diluted income (loss) per share	$0.04	$0.12	$(0.22)	$0.09

Weighted average shares outstanding for diluted income (loss) per share	69,375,929	42,523,893	63,256,275	42,462,801

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,603)	$3,825
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	27,661	12,500
Amortization and write-off of deferred financing costs	3,533	1,793
Amortization and write-off of long-term debt discount	699	247
Deferred compensation deferrals	8,712	4,336
Gain on sale of servicing rights and other assets	(2,396)	(1,874)
Equity income from unconsolidated subsidiaries	(5,294)	(6,864)
Provision for doubtful accounts	2,759	1,905
Deferred income tax benefit	(4,609)	(106)
Decrease in receivables	16,165	9,113
Increase in deferred compensation assets	(2,705)	(5,892)
Decrease (increase) in prepaid expenses and other assets	13,652	(7,210)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(73,018)	(59,651)
Decease in accounts payable and accrued expenses	(16,132)	(14,864)
Decrease in income tax payable	(5,769)	(17,540)
Increase in other liabilities	8,900	4,639
Other operating activities, net	2,350	1,088
Net cash used in operating activities	(39,095)	(74,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	(22,134)	(1,171)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(4,957)	1,343
Other investing activities, net	1,417	2,224
Net cash (used in) provided by investing activities	(25,674)	2,396

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	186,750	140,600
Repayment of revolver and swingline credit facility	(186,750)	(129,350)
Repayment of senior secured term loan	(17,500)	(4,675)
(Repayment of) proceeds from euro cash pool loan and other loans, net	(10,815)	7,330
Repayment of 11¼% senior notes	(21,631)	—
Proceeds from issuance of common stock, initial public offering, net	135,000	—
Other financing activities, net	(2,367)	266
Net cash provided by financing activities	82,687	14,171

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,918	(57,988)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	163,881	79,701
Effect of currency exchange rate changes on cash	(2,207)	1,305
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$179,592	$23,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$44,440	$26,570
Income taxes, net of refunds	$6,685	$19,535

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Nature of Operations

CB Richard Ellis Group, Inc., formerly known as CBRE Holding, Inc. (which may be referred to in this Form 10-Q as “we,” “us,” and “our”), offers a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate markets globally under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales; property valuations; commercial mortgage origination and servicing, facilities and property management; real estate investment management and real estate econometric forecasting. We generate revenues both on a per project or transaction basis and from annual management fees.

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

2.              Initial Public Offering

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO).  In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

The aggregate preliminary purchase price for the acquisition of Insignia was approximately $329.1 million, which includes: (1) $267.9 million in cash paid for shares of Insignia’s outstanding common stock, at $11.156 per share, (2) $38.2 million in cash paid for Insignia’s outstanding Series A preferred stock and Series B preferred stock at $100.00 per share plus accrued and unpaid dividends, (3) cash payments of $7.9 million to holders of Insignia’s vested and unvested warrants and options and (4) $15.1 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees.

The preliminary purchase accounting adjustments related to the Insignia Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, July 23, 2003. Given the size and complexity of the acquisition, the fair valuation of certain assets is still preliminary.  Accordingly, the final valuation of the net assets acquired is expected to be completed during the third quarter of 2004.  Additionally, adjustment to the estimated liabilities assumed in connection with the Insignia Acquisition may still be required.

During the six months ended June 30, 2004, we made the following significant adjustments to goodwill:

•                  In the first quarter of 2004, we assigned a $6.6 million estimated fair value to a broker draw asset acquired from Insignia. Based on our management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimate that we will derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and, accordingly, we are amortizing it on a straight-line basis, which reflects the pattern in which the economic benefits of the broker draw asset are consumed, during that period. The allocation of purchase price to the broker draw asset, net of related tax impact, resulted in a $3.8 million decrease in goodwill and a related $1.9 million increase in net loss during the six months ended June 30, 2004, which includes a $0.8 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003.

•                  During the six months ended June 30, 2004, we recorded a $15.4 million increase to goodwill due to an increase in liabilities primarily related to additional lease termination costs, contract termination costs and severance payments in excess of amounts previously accrued. All such adjustments were recorded in accordance with the requirements of Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As of the consummation date of the acquisition of Insignia, our management began to assess and formulate a plan to close certain Insignia locations.  Due to the size of this acquisition and the dispersed nature of Insignia’s operations, a significant amount of time and effort was required to finalize plans with respect to closures, analyze the provisions of contracts to be terminated and estimate the total exit costs. The adjustment during the six months ended June 30, 2004 represents a change in estimate as we completed our assessments and finalized our plans with respect to certain of the locations. Consistent with the requirements of EITF Issue No. 95-3, finalization of our plans for all Insignia closures will be completed within one year of the consummation date of the acquisition.

•                  In the first quarter of 2004, we recorded a $4.2 million increase to goodwill related to the sale of certain assets acquired in connection with the Insignia Acquisition. Of this amount, $3.7 million represented a receivable due from a buyer, which was relieved in the second quarter of 2004 as cash was received in May 2004 and applied to the balance.  During the second quarter of 2004, we received additional cash for the sale of such assets as well as finalized the fair value assigned to such assets in the purchase price allocation.  This resulted in a overall increase to goodwill of approximately $2.6 million, which reflects the sale of assets at an amount less than the value assigned in the preliminary purchase price allocation. As no event occurred during the period from the acquisition date to the sale date that would have impacted the value of these assets, our management concluded that the amount at which these assets were ultimately sold represents the best estimate of the value of these assets at the date of the Insignia Acquisition.

•                  During the second quarter of 2004, we finalized the fair value of liabilities assumed relating to annuities to former equity partners of Richard Ellis that are payable by Insignia until the times of their deaths.  Our valuations of these annuities was based in part on a third-party valuation and resulted in a $4.2 million increase in goodwill in 2004.

•                  During the six months ended June 30, 2004, we recorded a reduction of $15.0 million to goodwill related to the deferred tax impact of all purchase accounting adjustments recorded in 2004, excluding the deferred tax impact previously mentioned related to the broker draw asset.

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and Insignia redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we have accrued certain liabilities in accordance with EITF Issue No. 95-3. These liabilities assumed in connection with the Insignia Acquisition consist of the following (dollars in thousands):

	2003 Charge To Goodwill	2004 Adjustments	Utilized To Date	To be Utilized
Severance	$30,706	$524	$(15,708)	$15,522
Lease termination costs	28,922	12,705	(7,135)	34,492
Change of control payments	10,451	—	(10,451)	—
Costs associated with exiting contracts	8,921	1,379	(8,862)	1,438
Legal settlements anticipated	8,739	800	(3,032)	6,507
	$87,739	$15,408	$(45,188)	$57,959

4.              Basis of Presentation

The consolidated statements of operations and cash flows for the three and six months ended June 30, 2004 include full periods of activity for Insignia. However, the consolidated statements of operations and cash flows for the three and six months ended June 30, 2003 do not include any activity of Insignia, as the Insignia Acquisition occurred on July 23, 2003. As such, our consolidated financial statements after the Insignia Acquisition are not directly comparable to our consolidated financial statements prior to the Insignia Acquisition.

Pro forma results for the three and six months ended June 30, 2003, assuming the Insignia Acquisition had occurred as of January 1, 2003, are presented below.  These pro forma results have been prepared for comparative purposes only and include adjustments, such as increased amortization expense as a result of intangible assets acquired in the Insignia Acquisition, as well as higher interest expense as a result of debt incurred to finance the Insignia Acquisition.  These pro forma results do not purport to be indicative of what operating results would have been had the Insignia Acquisition occurred on January 1, 2003, and may not be indicative of future operating results (dollars in thousands, except share data).

	June 30, 2003
	Three Months Ended	Six Months Ended

Revenue	$471,942	$865,566
Operating income (loss)	$11,872	$(27,206)
Net loss	$(5,460)	$(37,211)
Basic and diluted loss per share	$(0.09)	$(0.60)

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform with the current period presentation. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K/A, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2003.

On May 4, 2004, we amended our Certificate of Incorporation increasing the authorized shares of Class A common stock to 325,000,000 and the authorized shares of Class B common stock to 100,000,000.  Also, on May 4, 2004, we effected a three-for-one split of our outstanding Class A common stock and Class B common stock, which split was effected by a stock dividend.  In addition, on June 7, 2004, we effected a 1-for-1.0825 reverse stock split of our outstanding Class A common stock and Class B common stock.  The applicable share and per share data for all periods included herein have been restated to give effect to these stock splits.  In connection with the completion of the IPO, all outstanding shares of Class B common stock were converted into an equal number of shares of Class A common stock.  On June 16, 2004, we amended our Certificate of Incorporation to eliminate the authorized shares of Class B common stock.

5.              Stock-Based Compensation

Prior to the fourth quarter of 2003, we accounted for our employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Financial Accounting Standards Board (FASB) interpretations.  Accordingly, compensation cost for employee stock options was measured as the excess, if any, of the estimated market price of our Class A common stock at the date of grant over the amount an employee was required to pay to acquire the stock.

During the fourth quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”

In accordance with SFAS No. 123, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.  As our Class A common stock was not freely tradeable on a national securities exchange or an over-the-counter market prior to the completion of the IPO, an effectively zero percent volatility was utilized for all periods ending prior to the IPO.  The dividend yield is excluded from the calculation, as it is our present intention to retain all earnings.  The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss) as reported	$2,965	$5,172	$(13,603)	$3,825
Add: Stock-based employee compensation expense included in reported net income (loss), net of the related tax effect	53	—	106	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(190)	(147)	(387)	(293)
Pro forma net income (loss)	$2,828	$5,025	$(13,884)	$3,532

Basic income (loss) per share:
As reported	$0.05	$0.12	$(0.22)	$0.09
Pro forma	$0.04	$0.12	$(0.22)	$0.08
Diluted income (loss) per share:
As reported	$0.04	$0.12	$(0.22)	$0.09
Pro forma	$0.04	$0.12	$(0.22)	$0.08

The weighted average fair value of options granted by us was $8.84 and $1.15 for the three months ended June 30, 2004 and 2003, respectively, and $5.62 and $1.58 for the six months ended June 30, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Risk-free interest rate	3.92%	2.37%	3.58%	2.98%
Expected volatility	50.00%	0.00%	30.00%	0.00%
Expected life	5 years	5 years	5 years	5 years

Option valuation models require the input of subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the Black-Scholes model necessarily provides a reliable single measure of the fair value of our employee stock options.

6.              Fair Value of Financial Instruments

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

Cash and Cash Equivalents:  This balance includes cash and cash equivalents with maturities of less than three months.  The carrying amount approximates fair value due to the short-term maturities of these instruments.

Short-Term Borrowings:  The majority of this balance represents the warehouse line of credit.  Due to their short-term maturities and variable interest rates, fair value approximates carrying value  (See Note 10).

11¼% Senior Subordinated Notes:  Based on dealers’ quotes, the estimated fair value of the 11¼% senior subordinated notes is $236.4 million and $256.5 million at June 30, 2004 and December 31, 2003, respectively.  Their actual carrying value totaled $204.9 million and $226.2 million at June 30, 2004 and December 31, 2003, respectively (See Note 10).

9¾% Senior Notes:  Based on dealers’ quotes, the estimated fair value of the 9¾% senior notes is $220.0 million and $222.0 million at June 30, 2004 and December 31, 2003, respectively.  Their actual carrying value totaled $200.0 million at June 30, 2004 and December 31, 2003 (See Note 10).

16% Senior Notes:  During the six months ended June 30, 2004, we were not aware of any trading activity for the 16% senior notes due 2011, and no dealer’s quote was available.  Their carrying value totaled $35.8 million and $35.5 million at June 30, 2004 and December 31, 2003, respectively (see Note 10).

Senior Secured Terms Loans & Other Long-Term Debt:  Estimated fair values approximate respective carrying values because a substantial majority of these instruments are based on variable interest rates (see Note 10).

7.              Restricted Cash

Included in the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003, is restricted cash of $12.0 million and $14.9 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.).  The acquisitions include the 1999 acquisition of St. Quintin Holdings Limited and the 1998 acquisition of Richard Ellis Group Limited.

8.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for us and each of our segments (See Note 18 for a description of our segments) for the six months ended June 30, 2004 are as follows (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total

Balance at January 1, 2004	$598,439	$217,106	$4,013	$819,558
Purchase accounting adjustments related to acquisitions	711	3,993	794	5,498
Balance at June 30, 2004	$599,150	$221,099	$4,807	$825,056

Other intangible assets totaled $121.2 million and $131.7 million, net of accumulated amortization of $84.8 million and $73.4 million, as of June 30, 2004 and December 31, 2003, respectively, and are comprised of the following (dollars in thousands):

	As of June 30, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826
	$83,526		$83,526

Amortizable intangible assets
Backlog	$72,503	$(66,825)	$72,503	$(59,108)
Management contracts	25,690	(11,434)	25,649	(9,708)
Loan servicing rights	18,470	(4,748)	17,694	(3,812)
Other	5,808	(1,752)	5,808	(821)
	$122,471	$(84,759)	$121,654	$(73,449)

Total intangible assets	$205,997	$(84,759)	$205,180	$(73,449)

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

Management contracts are primarily comprised of property management contracts in the United States (U.S.), the U.K., France and other European operations, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over estimated useful lives of up to ten years.

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

Amortization expense related to intangible assets was $2.7 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively, and $11.3 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively. The estimated annual amortization expense for each of the years ended December 31, 2004 through December 31, 2008 approximates $20.6 million, $6.6 million, $5.2 million, $4.4 million and $3.7 million, respectively.

9.              Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	June 30, 2004	December 31, 2003
Current assets	$247,212	$208,743
Non current assets	$2,552,388	$2,040,138
Current liabilities	$173,614	$154,778
Non current liabilities	$1,218,973	$969,993
Minority interest	$5,838	$4,600

Condensed Statements of Operations Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenue	$115,755	$103,782	$236,334	$202,813
Operating income	$31,647	$32,146	$55,535	$55,750
Net income	$39,915	$26,711	$74,099	$47,787

Our investment management business involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees.

10.       Debt

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston (CSFB) and other lenders to fund strategic acquisitions and to provide for our working capital needs.  On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering.  On June 15, 2004, in connection with the completion of our IPO, we completed a refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement (the Credit Agreement), which became effective in connection with such refinancing.

Our Credit Agreement permits us, among other things, to use the net proceeds received from our IPO to pay down debt, including the redemption of all $38.3 million in aggregate principal amount of our 16% senior notes due 2011 and $70.0 million in aggregate principal amount of our 9¾% senior notes due 2010, and the prepayment of $15.0 million in principal amount of our term loan under our Credit Agreement, which prepayment occurred on June 15, 2004 (See Note 19 for additional information on the use of the net proceeds from our IPO).

Our Credit Agreement includes the following:  (1) a term loan facility of $295.0 million, requiring quarterly principal payments of $2.95 million through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009.  Our Credit Agreement also permits us to increase the term facility by up to $25.0 million, subject to the satisfaction of customary conditions.

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.25% to 2.50% or the alternate base rate plus 1.25% to 1.50%, in both cases as determined by reference to the credit rating assigned to the term facility by Moody’s Investors Service and Standard & Poor’s.  The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as described in the immediately preceding sentence or, in some circumstances as described in the Credit Agreement, at a higher or lower rate.  The total amount outstanding under the term loan facility included in senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $280.0 million and $297.5 million as of June 30, 2004 and December 31, 2003, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement).  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.  We repaid our revolving credit facility as of June 30, 2004 and at December 31, 2003 we had no revolving credit principal outstanding.

Borrowings under the prior credit agreements and our current Credit Agreement have been, and continue to be, jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. Additionally, the prior credit agreements required, and our current Credit Agreement continues to require, us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition.  The 9¾% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we are permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $200.0 million as of June 30, 2004 and December 31, 2003.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the 2001 Merger.  The 11¼% senior subordinated notes are unsecured senior subordinated obligations of CBRE and rank equally in right of payment with any of CBRE’s existing and future senior subordinated unsecured indebtedness but are subordinated to any of CBRE’s existing and future senior indebtedness.  The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter, which we did not do. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11¼% senior subordinated notes), we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $3.1 million of premiums in connection with these purchases. The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $204.9 million and $226.2 million as of June 30, 2004 and December 31, 2003, respectively.

Also in connection with the 2001 Merger, we issued $65.0 million in aggregate principal amount of 16% senior notes due July 20, 2011. The 16% senior notes are unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrues at a rate of 16.0% per year and is payable quarterly in arrears. Interest may be paid in kind to the extent our ability to pay cash dividends is restricted by the terms of our Credit Agreement. Additionally, interest in excess of 12.0% may, at our option, be paid in kind through July 2006. In the event of a change in control (as defined in the indenture governing our 16% senior notes), we are obligated to make an offer to purchase all of our outstanding 16% senior notes at 101.0% of par. In addition, under the terms of the indenture governing the 16% senior notes and subject to the restrictions set forth in the Credit Agreement, the notes are redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. The amount of the 16% senior notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $35.8 million and $35.5 million as of June 30, 2004 and December 31, 2003, respectively.

Our Credit Agreement and the indentures governing our 16% senior notes, our 9¾% senior notes and our 11¼% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

Since 2001, a joint venture that we consolidate has incurred non-recourse debt to acquire a real estate investment in Japan. The debt is secured by a mortgage on the acquired real estate asset.  During the second quarter of 2004, the joint venture elected to extend the short-term maturities of this debt to the existing long-term maturity date of July 31, 2008, as allowed under the provisions of the debt agreement.  In our accompanying consolidated balance sheets, this debt comprised $2.0 million of our other short-term borrowings at December 31, 2003, and comprised $42.6 million and $41.8 million of our other long-term debt as of June 30, 2004 and December 31, 2003, respectively.

We had short-term borrowings of $248.6 million and $270.1 million as of June 30, 2004 and December 31, 2003, respectively, both with a weighted average interest rate of 2.7%.

Our wholly owned subsidiary, L.J. Melody & Company (L.J. Melody), has a credit agreement with Residential Funding Corporation (RFC) for the purpose of funding mortgage loans that will be resold. On September 26, 2003, we entered into a Fourth Amended and Restated Warehousing Credit and Security Agreement. The agreement provides for a revolving line of credit of up to $200.0 million, bears interest at one-month LIBOR plus 1.0% and expires on August 31, 2004. By amendment on November 14, 2003, the agreement was modified to provide a revolving line of credit increase of $50.0 million that resulted in a total line of credit equaling $250.0 million, which expires on August 31, 2004.  On May 12, 2004, L.J. Melody further modified its credit agreement with RFC to provide a temporary revolving line of credit increase of $100.0 million that resulted in a total line of credit under the agreement equaling $350.0 million. This increase became effective on May 30, 2004 and expires 90 days after the effective date.

During the quarter ended June 30, 2004, we had a maximum of $219.9 million revolving line of credit principal outstanding with RFC. At June 30, 2004 and December 31, 2003 we had a $219.9 million and a $230.8 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had a $219.9 million and a $230.8 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2004 and December 31, 2003, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2003. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark senior notes bore interest at 9.0%. On January 1, 2003, the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our Credit Agreement. On January 1, 2005, the interest rate on all of the other Westmark senior notes will be adjusted to equal the interest rate then in effect with respect to amounts outstanding under our Credit Agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $12.1 million as of June 30, 2004 and December 31, 2003.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2004 and December 31, 2003, $10.1 million and $12.2 million of the acquisition loan notes were outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by the bank plus 2.5%. The amount of the Euro cash pool loan included in short-term borrowings in the accompanying consolidated balance sheets was $5.4 million and $11.5 million at June 30, 2004 and December 31, 2003, respectively.

11.       Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

In connection with the sale of real estate investment assets by Insignia to Island Fund I LLC (Island) on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of June 30, 2004, an aggregate of approximately $9.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island.

L.J. Melody previously executed an agreement with the Federal National Mortgage Association (Fannie Mae) to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and we retained the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $91.2 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $1.0 million. The other 1% is covered in the form of a guarantee to Fannie Mae.

We had outstanding letters of credit totaling $23.2 million as of June 30, 2004, excluding letters of credit related to our subsidiaries’ outstanding indebtedness. Approximately $13.0 million of these letters of credit secure certain office leases and are outstanding pursuant to the revolving credit facility under our Credit Agreement and a reimbursement agreement with the Bank of Nova Scotia.  An additional $9.2 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above and are outstanding pursuant to the reimbursement agreement with the Bank of Nova Scotia. Under the agreement with the Bank of Nova Scotia, we may issue up to a maximum of approximately $11.0 million of letters of credit at any one time and these outstanding letters of credit are secured by the same assets of ours that secure our Credit Agreement. The remaining outstanding letter of credit is the Fannie Mae letter of credit described above, which was issued pursuant to a credit agreement with Wells Fargo Bank. Under this agreement, we may issue up to a maximum of  $8.0 million of letters of credit, and these outstanding letters of credit are secured by the same assets of ours that secure our Credit Agreement. The outstanding letters of credit as of June 30, 2004 expire at varying dates through March 31, 2005. However, we are obligated to renew the letters of credit related to certain office leases until as late as 2023, the letters of credit related to the Island purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $11.5 million as of June 30, 2004, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae discussed above. Approximately $4.8 million of the guarantees are related to investment activity that is scheduled to expire in October 2008. Approximately $3.4 million of guarantees are related to office leases in Europe and Asia. These guarantees will expire at the end of the lease terms. The guarantee obligation related to the agreement with Fannie Mae discussed above will expire in December 2004. The guarantee related to the Island purchase agreement will expire on the August 30, 2004 maturity date of the underlying loan agreement, unless such loan is renewed, modified or extended prior to such date to provide for a later maturity date. Renewals, modifications and extensions of such loan may be made without our consent, but the Insignia $1.3 million amount of our guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of June 30, 2004 we had committed $17.1 million to fund future co-investments. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

12.       Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments and minimum pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$2,965	$5,172	$(13,603)	$3,825
Foreign currency translation gain (loss)	1,686	(3,395)	(2,801)	(3,274)
Comprehensive income (loss)	$4,651	$1,777	$(16,404)	$551

13.       Per Share Information

Basic income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding of 63,990,494 and 41,683,699 for the three months ended June 30, 2004 and 2003, respectively, and 63,256,275 and 41,667,644 for the six months ended June 30, 2004 and 2003, respectively.

Diluted income per share for the three months ended June 30, 2004 included the dilutive effect of potential common shares of 5,385,435.  As a result of operating losses incurred for the six months ended June 30, 2004, dilutive weighted average shares outstanding did not give effect to potential common shares, as to do so would have been anti-dilutive. Dilutive income per share for the three and six months ended June 30, 2003 included the dilutive effect of potential common shares of 840,194 and 795,157, respectively.

14.       Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $714.8 million and $626.3 million at June 30, 2004 and December 31, 2003, respectively.

15.       Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Service cost	$1,470	$1,419	$3,130	$2,838
Interest cost	2,781	1,392	5,618	2,784
Expected return on plan assets	(3,123)	(1,587)	(6,307)	(3,175)
Amortization of prior service costs	(53)	—	(106)	—
Amortization of unrecognized net gain	414	497	835	994
Net periodic pension cost	$1,489	$1,721	$3,170	$3,441

We contributed an additional $1.3 million and $2.3 million to fund our pension plan during the three and six months ended June 30, 2004.  We expect to contribute a total of $4.5 million to fund our pension plan for the year ended December 31, 2004.

16.       Merger-Related Charges

We recorded merger-related charges of $11.6 million and $21.5 million for the three and six months ended June 30, 2004 in connection with the Insignia Acquisition. These charges primarily related to the exit of facilities that were occupied by us prior to the Insignia Acquisition as well as the termination of employees, both of which became duplicative as a result of the Insignia Acquisition. We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were severed, both in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Additionally, during the three and six months ended June 30, 2004, we recorded consulting costs, which represented fees paid to outside parties for nonrecurring services relating to the combination of Insignia’s financial systems and businesses with ours.  Our merger-related charges consisted of the following (dollars in thousands):

	2003 Charge	2004 Adjustments	Utilized To Date	To be Utilized
Lease termination costs	$15,805	$16,208	$(3,522)	$28,491
Severance	7,042	2,061	(9,103)	—
Change of control payments	6,525	—	(6,525)	—
Consulting costs	2,738	1,527	(4,265)	—
Other	4,707	1,738	(6,045)	400
Total merger-related charges	$36,817	$21,534	$(29,460)	$28,891

17.       Guarantor and Nonguarantor Financial Statements

The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. In addition, the 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. (See Note 10 to the consolidated financial statements for additional information on the 9¾% senior notes and the 11¼% senior subordinated notes).

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003; condensed consolidating statements of operations for the three and six months ended June 30, 2004 and 2003; and condensed consolidating statements of cash flows for the six months ended June 30, 2004 and 2003, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions. The preliminary purchase accounting adjustments associated with the Insignia Acquisition have been recorded in the accompanying consolidated financial statements. The condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, reflect the allocation of goodwill based upon the estimated fair value of Insignia’s acquired reporting units (See Note 3 to the consolidated financial statements for additional information).

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$817	$1,764	$147,018	$29,993	$—	$179,592
Restricted cash	—	—	10,096	1,948	—	12,044
Receivables, less allowance for doubtful accounts	21	17	126,560	168,658	—	295,256
Warehouse receivable (a)	—	—	219,935	—	—	219,935
Prepaid expenses other current assets	80,838	926	21,228	24,136	—	127,128
Total Current Assets	81,676	2,707	524,837	224,735	—	833,955
Property and equipment, net	—	—	77,457	45,927	—	123,384
Goodwill	—	—	573,101	251,955	—	825,056
Other intangible assets, net	—	—	95,224	26,014	—	121,238
Deferred compensation assets	—	79,094	—	—	—	79,094
Investments in and advances to unconsolidated subsidiaries	—	5,261	55,725	15,007	—	75,993
Investments in consolidated subsidiaries	279,288	207,403	137,742	—	(624,433)	—
Inter-company loan receivable	107,603	788,493	—	—	(896,096)	—
Deferred tax assets, net	35,442	—	—	—	—	35,442
Other assets, net	2,225	31,708	33,601	57,380	—	124,914
Total Assets	$506,234	$1,114,666	$1,497,687	$621,018	$(1,520,529)	$2,219,076

Current Liabilities:
Accounts payable and accrued expenses	$3,923	$6,619	$81,173	$89,816	$—	$181,531
Inter-company payable	—	—	—	—	—	—
Compensation and employee benefits payable	—	—	95,733	50,927	—	146,660
Accrued bonus and profit sharing	—	—	58,081	68,422	—	126,503
Short-term borrowings:
Warehouse line of credit (a)	—	—	219,935	—	—	219,935
Other	—	—	23,069	5,549	—	28,618
Total short-term borrowings	—	—	243,004	5,549	—	248,553
Current maturities of long-term debt	—	11,800	1,028	201	—	13,029
Other current liabilities	13,314	—	—	—	—	13,314
Total Current Liabilities	17,237	18,419	479,019	214,915	—	729,590
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	204,913	—	—	—	204,913
Senior secured term loan	—	268,200	—	—	—	268,200
9¾% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	35,800	—	—	—	—	35,800
Inter-company loan payable	—	—	750,695	145,401	(896,096)	—
Other long-term debt	—	—	330	43,107	—	43,437
Total Long-Term Debt	35,800	673,113	751,025	188,508	(896,096)	752,350
Deferred compensation liability	—	143,846	—	—	—	143,846
Other liabilities	—	—	60,240	71,690	—	131,930
Total Liabilities	53,037	835,378	1,290,284	475,113	(896,096)	1,757,716

Minority interest	—	—	—	8,163	—	8,163

Commitments and contingencies

Stockholders’ Equity	453,197	279,288	207,403	137,742	(624,433)	453,197
Total Liabilities and Stockholders’ Equity	$506,234	$1,114,666	$1,497,687	$621,018	$(1,520,529)	$2,219,076

(a)  Although L.J. Melody is included amongst our domestic subsidiaries, which jointly and severally guarantee both our 9¾% senior notes and 11¼% senior subordinated notes, all warehouse receivables funded under the RFC line of credit are pledged to RFC, and accordingly are not included as collateral for our other outstanding debt.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$3,008	$17	$148,752	$12,104	$—	$163,881
Restricted cash	—	—	12,545	2,354	—	14,899
Receivables, less allowance for doubtful accounts	27	18	114,215	208,156	—	322,416
Warehouse receivable (a)	—	—	230,790	—	—	230,790
Prepaid expenses other current assets	63,557	42,151	18,957	22,998	(40,667)	106,996
Total Current Assets	66,592	42,186	525,259	245,612	(40,667)	838,982
Property and equipment, net	—	—	66,280	47,289	—	113,569
Goodwill	—	—	572,376	247,182	—	819,558
Other intangible assets, net	—	—	101,326	30,405	—	131,731
Deferred compensation assets	—	76,389	—	—	—	76,389
Investments in and advances to unconsolidated subsidiaries	—	4,973	50,732	12,656	—	68,361
Investments in consolidated subsidiaries	321,451	252,399	199,393	—	(773,243)	—
Inter-company loan receivable	—	787,009	—	—	(787,009)	—
Deferred tax assets, net	32,179	—	—	—	—	32,179
Other assets, net	2,555	27,819	44,779	57,559	—	132,712
Total Assets	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

Current Liabilities:
Accounts payable and accrued expenses	$1,187	$7,614	$64,392	$116,594	$—	$189,787
Inter-company payable	40,667	—	—	—	(40,667)	—
Compensation and employee benefits payable	—	—	98,160	50,714	—	148,874
Accrued bonus and profit sharing	—	—	112,365	87,978	—	200,343
Short-term borrowings:
Warehouse line of credit (a)	—	—	230,790	—	—	230,790
Other	—	—	25,480	13,867	—	39,347
Total short-term borrowings	—	—	256,270	13,867	—	270,137
Current maturities of long-term debt	—	10,000	1,029	256	—	11,285
Other current liabilities	12,522	—	—	469	—	12,991
Total Current Liabilities	54,376	17,614	532,216	269,878	(40,667)	833,417
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	226,173	—	—	—	226,173
Senior secured term loan	—	287,500	—	—	—	287,500
9¾% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	35,472	—	—	—	—	35,472
Inter-company loan payable	—	—	726,844	60,165	(787,009)	—
Other long-term debt	—	—	330	41,945	—	42,275
Total Long-Term Debt	35,472	713,673	727,174	102,110	(787,009)	791,420
Deferred compensation liability	—	138,037	—	—	—	138,037
Other liabilities	—	—	48,356	62,666	—	111,022
Total Liabilities	89,848	869,324	1,307,746	434,654	(827,676)	1,873,896

Minority interest	—	—	—	6,656	—	6,656

Commitments and contingencies

Stockholders’ Equity	332,929	321,451	252,399	199,393	(773,243)	332,929
Total Liabilities and Stockholders’ Equity	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

(a)  Although L.J. Melody is included amongst our domestic subsidiaries, which jointly and severally guarantee both our 9¾% senior notes and 11¼% senior subordinated notes, all warehouse receivables funded under the RFC line of credit are pledged to RFC, and accordingly are not included as collateral for our other outstanding debt.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$378,174	$172,742	$—	$550,916
Costs and expenses:
Cost of services	—	—	198,325	74,286	—	272,611
Operating, administrative and other	354	2,116	148,138	79,931	—	230,539
Depreciation and amortization	—	—	7,324	3,506	—	10,830
Merger-related charges	—	—	10,605	969	—	11,574
Operating (loss) income	(354)	(2,116)	13,782	14,050	—	25,362
Equity income (loss) from unconsolidated subsidiaries	—	82	2,815	(129)	—	2,768
Interest income	34	12,878	560	1,338	(12,860)	1,950
Interest expense	1,645	19,781	11,532	3,077	(12,860)	23,175
Equity income from consolidated subsidiaries	3,599	9,304	5,509	—	(18,412)	—
Income before (benefit) provision for income taxes	1,634	367	11,134	12,182	(18,412)	6,905
(Benefit) provision for income taxes	(1,331)	(3,232)	1,830	6,673	—	3,940
Net income	$2,965	$3,599	$9,304	$5,509	$(18,412)	$2,965

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$227,829	$93,888	$—	$321,717
Costs and expenses:
Cost of services	—	—	113,003	40,063	—	153,066
Operating, administrative and other	56	2,742	89,855	44,768	—	137,421
Depreciation and amortization	—	—	4,308	2,021	—	6,329
Merger-related charges	—	—	1,739	1,571	—	3,310
Operating (loss) income	(56)	(2,742)	18,924	5,465	—	21,591
Equity income from unconsolidated subsidiaries	—	—	3,673	128	—	3,801
Interest income	33	9,471	629	35	(9,467)	701
Interest expense	2,944	10,204	11,247	2,012	(9,467)	16,940
Equity income from consolidated subsidiaries	7,222	6,893	1,879	—	(15,994)	—
Income before (benefit) provision for income taxes	4,255	3,418	13,858	3,616	(15,994)	9,153
(Benefit) provision for income taxes	(917)	(3,804)	6,965	1,737	—	3,981
Net income	$5,172	$7,222	$6,893	$1,879	$(15,994)	$5,172

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$687,073	$304,835	$—	$991,908
Costs and expenses:
Cost of services	—	—	361,871	134,962	—	496,833
Operating, administrative and other	650	4,690	274,229	150,221	—	429,790
Depreciation and amortization	—	—	17,291	10,370	—	27,661
Merger-related charges	—	—	18,277	3,257	—	21,534
Operating (loss) income	(650)	(4,690)	15,405	6,025	—	16,090
Equity income (loss) from unconsolidated subsidiaries	—	434	5,266	(406)	—	5,294
Interest income	61	27,118	1,210	2,950	(27,082)	4,257
Interest expense	3,716	35,949	24,528	6,743	(27,082)	43,854
Equity loss from consolidated subsidiaries	(11,013)	(3,423)	(2,241)	—	16,677	—
(Loss) income before (benefit) provision for income taxes	(15,318)	(16,510)	(4,888)	1,826	16,677	(18,213)
(Benefit) provision for income taxes	(1,715)	(5,497)	(1,465)	4,067	—	(4,610)
Net loss	$(13,603)	$(11,013)	$(3,423)	$(2,241)	$16,677	$(13,603)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$418,319	$167,122	$—	$585,441
Costs and expenses:
Cost of services	—	—	202,700	73,965	—	276,665
Operating, administrative and other	156	4,710	172,890	85,840	—	263,596
Depreciation and amortization	—	—	8,542	3,958	—	12,500
Merger-related charges	—	—	1,739	1,571	—	3,310
Operating (loss) income	(156)	(4,710)	32,448	1,788	—	29,370
Equity income (loss) from unconsolidated subsidiaries	—	24	6,922	(82)	—	6,864
Interest income	69	18,784	1,084	601	(18,762)	1,776
Interest expense	5,853	20,270	20,102	3,801	(18,762)	31,264
Equity income (loss) from consolidated subsidiaries	7,553	10,271	(2,770)	—	(15,054)	—
Income (loss) before provision (benefit) for income taxes	1,613	4,099	17,582	(1,494)	(15,054)	6,746
(Benefit) provision for income taxes	(2,212)	(3,454)	7,311	1,276	—	2,921
Net income (loss)	$3,825	$7,553	$10,271	$(2,770)	$(15,054)	$3,825

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(7,645)	$(5,004)	$(28,992)	$2,546	$(39,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(18,356)	(3,778)	(22,134)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(2,628)	(2,329)	(4,957)
Other investing activities, net	—	113	2,800	(1,496)	1,417
Net cash provided by (used in) investing activities	—	113	(18,184)	(7,603)	(25,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the revolver and swingline credit facility	—	186,750	—	—	186,750
Repayment of revolver and swingline credit facility	—	(186,750)	—	—	(186,750)
Repayment of senior secured term loan	—	(17,500)	—	—	(17,500)
Repayment of euro cash pool and other loans, net	—	—	(2,936)	(7,879)	(10,815)
Repayment of 11¼% senior notes	—	(21,631)	—	—	(21,631)
Proceeds from issuance of common stock, initial public offering, net	135,000	—	—	—	135,000
Decrease (increase) in inter-company receivables, net	(130,259)	49,711	48,378	32,170	—
Other financing activities, net	713	(3,942)	—	862	(2,367)
Net cash provided by financing activities	5,454	6,638	45,442	25,153	82,687

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,191)	1,747	(1,734)	20,096	17,918
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881
Effect of currency exchange rate changes on cash	—	—	—	(2,207)	(2,207)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$817	$1,764	$147,018	$29,993	$179,592

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$3,065	$34,889	$907	$1,579	$40,440
Income taxes, net of refunds	$6,685	$—	$—	$—	$6,685

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(19,622)	$275	$(30,711)	$(24,497)	$(74,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(6,450)	5,279	(1,171)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	1,343	—	1,343
Other investing activities, net	—	26	2,682	(484)	2,224
Net cash provided by (used in) investing activities	—	26	(2,425)	4,795	2,396

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	140,600	—	—	140,600
Repayment of revolver and swingline credit facility	—	(129,350)	—	—	(129,350)
Proceeds from short-term borrowings and other loans, net	—	—	—	7,330	7,330
Repayment of senior secured term loans	—	(4,675)	—	—	(4,675)
Decrease (increase) in inter-company receivables, net	19,031	(6,734)	(26,083)	13,786	—
Other financing activities, net	473	—	—	(207)	266
Net cash provided by (used in) financing activities	19,504	(159)	(26,083)	20,909	14,171

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(118)	142	(59,219)	1,207	(57,988)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	1,305	1,305
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$9	$196	$14,954	$7,859	$23,018

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$4,038	$20,907	$526	$1,099	$26,570
Income taxes, net of refunds	$19,535	$—	$—	$—	$19,535

18.       Industry Segments

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
Americas	$396,192	$242,537	$723,383	$442,487
EMEA	115,154	52,152	200,511	97,630
Asia Pacific	39,570	27,028	68,014	45,324
	$550,916	$321,717	$991,908	$585,441
Operating income (loss)
Americas	$14,120	$17,177	$14,325	$28,447
EMEA	6,476	1,395	(3,509)	707
Asia Pacific	4,766	3,019	5,274	216
	25,362	21,591	16,090	29,370
Equity income (loss) from unconsolidated subsidiaries
Americas	2,819	3,617	5,299	6,843
EMEA	21	18	(217)	(108)
Asia Pacific	(72)	166	212	129
	2,768	3,801	5,294	6,864

Interest income	1,950	701	4,257	1,776
Interest expense	23,175	16,940	43,854	31,264
Income (loss) before provision (benefit) for income taxes	$6,905	$9,153	$(18,213)	$6,746

19.       Subsequent Events

During July 2004, we used the remaining net proceeds that we received from the IPO to pay down a portion of our high interest rate debt, including $70.0 million in aggregate principal amount of our 9¾% senior notes due 2010 and $38.3 million in aggregate principal amount of our 16% senior notes due 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the quarter ended June 30, 2004, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K/A for the year ended December 31, 2003.  Accordingly, you should read the following discussion in conjunction with the information included in the Annual Report on Form 10-K/A as well as the unaudited financial statements included elsewhere in the Quarterly Report on Form 10-Q.

Overview

We are the largest global commercial real estate services firm, based on 2003 revenue, offering a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2003, we operated in 220 offices worldwide (excluding affiliate and partner offices) with over 13,500 employees (excluding affilates and partner offices) providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

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

Macroeconomic Conditions

Economic trends and government policies directly affect our operations as well as global and regional commercial real estate markets generally.  These include:  overall economic activity and employment growth, interest rate levels, the availability of credit to finance transactions and the impact of tax and regulatory policies. Periods of economic slowdown or recession, rising interest rates, a declining demand for real estate or the public perception that any of these events may occur, can reduce volumes for many of our business lines.  Weak economic conditions could result in a general decline in rents, which, in turn, would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage banking business. If our brokerage and mortgage banking businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various business lines.

During 2002 and 2001, we were adversely affected by the slowdown in the United States (U.S.) economy, which negatively impacted the commercial real estate market generally. This caused a decline in our leasing activities within the U.S.  Moreover, in part because of the terrorist attacks on September 11, 2001 and the run-up to the conflict with Iraq, the economic climate in the U.S. became very uncertain, which had an adverse effect on commercial real estate market conditions and, in turn, our operating results for 2002 and 2001. During 2003 and the first half of 2004, economic conditions in the U.S. improved, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s sales and leasing activities. We expect this trend to continue in the near term.

Our management team primarily addresses adverse changes in economic conditions through our compensation structure. Compensation is one of our largest expenses and the sales and leasing professionals in our largest line of business, Advisory Services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe, our management also has sought to improve operational performance through cost reduction programs. For example, as economic conditions worsened in 2001, our management team made targeted reductions in our workforce, reduced senior management bonuses, streamlined general and administrative operations and cut capital expenditures and other discretionary operating expenses. After our acquisition of CB Richard Ellis Services in 2001, our management also instituted a

“best practices” program branded “People, Platform & Performance” in order to implement and encourage new business practices that would result in lower operating expenses and enhance revenue and margin growth. We believe this program significantly contributed to the $18.7 million reduction in our operating expenses during 2002 as compared to 2001. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our future financial condition and results of operations.

Effects of Prior Acquisitions

Although we do not currently have any specific acquisition plans, our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage banking services through our 1996 acquisition of L.J. Melody & Company (L.J. Melody) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors and our 1997 acquisition of Koll Real Estate Services. An example of a strategic acquisition that increased our geographic coverage was our 1998 acquisition of Hillier Parker May & Rowden in the United Kingdom (U.K.). Our largest acquisition to date was our July 23, 2003 acquisition of Insignia Financial Group, Inc. (Insignia), which not only significantly increased the scale of our real estate advisory services and outsourcing services business lines in the Americas segment but also significantly increased our presence in the New York, London and Paris metropolitan areas.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and charges and the costs of integrating the acquired business and its financial and accounting systems into our own. For example, through June 30, 2004, we have incurred approximately $197.7 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and approximately $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. In addition, through June 30, 2004, we have incurred approximately $22.4 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own.

International Operations

We have made significant acquisitions of non-U.S. companies and, although we currently have no specific plans to do so, we may acquire additional foreign companies in the future. As we increase our foreign operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the U.S. only at levels necessary for operating purposes. In addition, from time to time we enter into foreign currency forward exchange contracts to mitigate our exposure to exchange rate changes related to particular transactions.  Prior to 2004, our management historically had not entered into agreements to hedge the risks associated with the translation of foreign currencies into U.S. dollars. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling for a cost of $0.6 million, which matures on December 29, 2004.  On July 2, 2004, we entered into an option agreement to purchase an aggregate notional amount of 18.8 million euros for a cost of $0.7 million, which also matures on December 29, 2004.  The net impact on our earnings resulting from unrealized gains and/or losses on these option agreements is not expected to be material. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, our management cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

Leverage

We are highly leveraged and have significant debt service obligations. Although our management believes that the incurrence of this long-term indebtedness has been important in the development of our business, including facilitating our acquisition of Insignia in 2003, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate advisory services industry.

Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, we refinanced our senior secured credit facilities in October 2003 to obtain more attractive interest rates and other terms, redeemed $30.0 million in aggregate principal amount of our 16% senior notes in late 2003 and in June 2004 and repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market during May and June 2004.

In addition, on June 15, 2004 we received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us, in connection with the sale of 7,726,764 shares of our Class A common stock pursuant to the completion of our initial public offering.  During June 2004, we used a portion of the net proceeds received from the offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement and during July 2004, we used the remaining net proceeds we received from the offering to redeem all $38.3 million in aggregate principal amount of the remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9¾% senior notes.

 Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements, both place significant constraints on the operation of our business.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts.  The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable.  Actual results may differ from those estimates.  Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include goodwill and other intangible assets, revenue recognition and our consolidation policy can be found in our Annual Report on Form 10-K/A for the year ended December 31, 2003.  There have been no material changes to these policies in 2004.

Basis of Presentation

Recent Significant Acquisitions and Dispositions

On July 23, 2003, pursuant to an amended and restated agreement and plan of merger, dated as of May 28, 2003, by and among CB Richard Ellis Services, CB Richard Ellis Group, Apple Acquisition Corp., a Delaware corporation and wholly owned subsidiary of CB Richard Ellis Services, and Insignia, Apple Acquisition was merged with and into Insignia (the Insignia Acquisition). Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CB Richard Ellis Services.

The consolidated statements of operations and cash flows for the three and six months ended June 30, 2004 include full periods of activity for Insignia.  However, the consolidated statements of operations and cash flows for the three and six months ended June 30, 2003 do not include the results of Insignia, as the Insignia Acquisition occurred on July 23, 2003.  As such, our consolidated financial statements after the Insignia Acquisition are not directly comparable to our consolidated financial statements prior to the Insignia Acquisition.

Segment Reporting

We report our operations through three geographically organized segments: (1) Americas, (2) Europe, the Middle East and Africa (EMEA), and (3) Asia Pacific. The Americas consists of operations located in the U.S., Canada, Mexico and South America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.

Results of Operations

The following tables set forth items derived from the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003

Revenue	$550,916	100.0%	$321,717	100.0%	$991,908	100.0%	$585,441	100.0%

Costs and expenses:
Cost of services	272,611	49.5	153,066	47.6	496,833	50.1	276,665	47.3
Operating, administrative and other	230,539	41.8	137,421	42.7	429,790	43.3	263,596	45.0
Depreciation and amortization	10,830	2.0	6,329	2.0	27,661	2.8	12,500	2.1
Merger-related charges	11,574	2.1	3,310	1.0	21,534	2.2	3,310	0.6
Operating income	25,362	4.6	21,591	6.7	16,090	1.6	29,370	5.0
Equity income from unconsolidated subsidiaries	2,768	0.5	3,801	1.2	5,294	0.5	6,864	1.2
Interest income	1,950	0.4	701	0.2	4,257	0.4	1,776	0.3
Interest expense	23,175	4.2	16,940	5.3	43,854	4.3	31,264	5.3

Income (loss) before provision (benefit) for income taxes	6,905	1.3	9,153	2.8	(18,213)	(1.8)	6,746	1.2
Provision (benefit) for income taxes	3,940	0.8	3,981	1.2	(4,610)	(0.4)	2,921	0.5

Net income (loss)	$2,965	0.5%	$5,172	1.6%	$(13,603)	(1.4% )	$3,825	0.7%

EBITDA	$38,960	7.1%	$31,721	9.9%	$49,045	4.9%	$48,734	8.3%

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$2,965	$5,172	$(13,603)	$3,825

Add:
Depreciation and amortization	10,830	6,329	27,661	12,500
Interest expense	23,175	16,940	43,854	31,264
Provision (benefit) for income taxes	3,940	3,981	(4,610)	2,921
Less:
Interest income	1,950	701	4,257	1,776

EBITDA	$38,960	$31,721	$49,045	$48,734

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

We reported consolidated net income of $3.0 million for the three months ended June 30, 2004 on revenue of $550.9 million as compared to consolidated net income of $5.2 million on revenue of $321.7 million for the three months ended June 30, 2003.

Our revenue on a consolidated basis increased by $229.2 million, or 71.2%, as compared to the three months ended June 30, 2003.  The increase was primarily driven by the combination of the Insignia Acquisition and organic market share growth sustained by improvement of general economic conditions throughout the United States.  The Insignia Acquisition resulted in higher revenues in our Americas and EMEA business segments, particularly relative to sales and lease transaction revenue.  In addition, in our EMEA business segment the acquisition resulted in increased appraisal and consultation fees.  The continued improvement of general economic conditions in the United States resulted in higher sales and lease transaction revenue, as well as higher management fees in our Americas business segment.  Also, the anticipation of rising interest rates in the United States resulted in higher loan origination fees in our Americas business segment.  Foreign currency translation had a $15.8 million positive impact on total revenue during the three months ended June 30, 2004.

Our cost of services on a consolidated basis totaled $272.6 million, an increase of $119.5 million, or 78.1%, as compared to the three months ended June 30, 2003.  Our sales and leasing professionals are generally paid on a commission and bonus basis, which substantially correlates with our revenue performance.  Accordingly, the overall increase was primarily driven by increased revenue as a result of the Insignia Acquisition and the sustained improvement of general economic conditions throughout the United States.  The Insignia Acquisition resulted in higher payroll-related costs, including bonus accruals, insurance and benefits, producer retention and broker draw amortization.  Producer retention bonuses were paid to the top real estate advisory services professionals that we retained in the acquisition.  The producer retention expense represents the amortization of these bonuses, which are being amortized through cost of services over the lives of related employment agreements.  The anticipation of higher interest rates in the United States also contributed to the increase as we incurred higher commissions related to our mortgage loan origination activity in our Americas business segment.  Foreign currency translation had a $6.7 million negative impact on cost of services during the three months ended June 30, 2004.  Cost of services as a percentage of revenue increased from 47.6% in the prior year quarter to 49.5% in the current year quarter as a result of producer retention and broker draw amortization recorded in 2004, as well as the new mix of compensation structures resulting from the compensation plans adopted in the Insignia Acquisition, within our Americas segment.  However, we expect that the full year 2004 cost of services percentage of revenue will be more comparable to the full year 2003 cost of services percentage of revenue.

Our operating, administrative and other expenses on a consolidated basis totaled $230.5 million, an increase of $93.1 million, or 67.8%, for the three months ended June 30, 2004 as compared to the three months ended June

30, 2003.  The increase was primarily driven by higher costs as a result of the Insignia Acquisition, including $1.2 million of integration costs, increased payroll-related costs and higher occupancy expenses, particularly in our EMEA business segment.  During the three months ended June 30, 2004, we also incurred additional costs in connection with our recent initial public offering, including one-time compensation expense of $15.0 million related to bonus payments made to several of our non-executive real estate advisory services employees pursuant to their employment agreements. Additionally, operating expenses were higher in the current period as a result of the U.S. dollar strengthening, which resulted in net foreign currency transaction losses in comparison to net foreign currency transaction gains recorded during the quarter ended June 30, 2003.  Finally, foreign currency translation had a $7.3 million negative impact on total operating expenses during the three months ended June 30, 2004.

Our depreciation and amortization expense on a consolidated basis increased by $4.5 million, or 71.1%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 largely due to a $2.8 million increase in depreciation expense, which primarily resulted from depreciation expense related to fixed assets we acquired in the Insignia Acquisition.  Additionally, amortization expense increased during the current year period mainly due to $1.6 million of amortization expense related to intangibles acquired in the Insignia Acquisition, including $0.9 million related to acquired net revenue backlog.  As of June 30, 2004, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Insignia Acquisition was $5.7 million, which is expected to be fully amortized by the end of 2004.

Our merger-related charges on a consolidated basis were $11.6 million and $3.3 million for the three months ended June 30, 2004 and 2003, respectively.  The charges for the quarter ended June 30, 2004 primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which are attributable to the Insignia Acquisition.  The charges for the quarter ended June 30, 2003 mainly consisted of consulting and severance costs related to the Insignia Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased $1.0 million, or 27.2%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily due to a one-time gain on the sale of owned units in an investment fund in the prior year quarter.

Our consolidated interest expense was $23.2 million for the three months ended June 30, 2004, an increase of $6.2 million, or 36.8%, as compared to the three months ended June 30, 2003, which was primarily due to $4.0 million of write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the $21.6 million repurchase of our 11¼% senior subordinated notes in the open market during May and June 2004.  Also driving the increase in the current quarter was increased debt incurred in connection with the Insignia Acquisition.  As a result of the paydown of debt in 2004, including long-term debt repaid with the net proceeds received from our initial public offering, as well as the repurchase of our 11¼% senior subordinated notes mentioned in the preceding sentence, we expect to achieve annual interest savings in 2005 of approximately $16.0 million.

Our provision for income taxes on a consolidated basis was $3.9 million for the three months ended June 30, 2004, which remained relatively flat in comparison to the three months ended June 30, 2003.  The effective tax rate increased from 43.5% in the three months ended June 30, 2003 to 57.1% in the three months ended June 30, 2004, primarily as a result of an increase in losses sustained in jurisdictions where no income tax benefit can be provided for as well as non-deductible losses incurred associated with our deferred compensation plan in the current year versus non-taxable gains recognized in the prior year.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

We reported a consolidated net loss of $13.6 million for the six months ended June 30, 2004 on revenue of $991.9 million as compared to consolidated net income of $3.8 million on revenue of $585.4 million for the six months ended June 30, 2003.

Our revenue on a consolidated basis increased by $406.5 million, or 69.4%, as compared to the six months ended June 30, 2003.  The increase was primarily driven by the combination of the Insignia Acquisition and organic market share growth sustained by improvement of general economic conditions throughout the United States.  The Insignia Acquisition resulted in higher revenues in our Americas and EMEA business segments, particularly relative to sales and lease transaction revenue.  In addition, in our EMEA business segment the acquisition resulted in increased appraisal and consultation fees.  The continued improvement of general economic conditions in the United States resulted in higher sales and lease transaction revenue, as well as higher management fees.  Additionally, with the anticipation of rising interest rates in the United States, we experienced an increase in loan origination fees in our Americas business segment.  Foreign currency translation had a $33.2 million positive impact on total revenue during the six months ended June 30, 2004.

Our cost of services on a consolidated basis increased by $220.2 million, or 79.6%, as compared to the six months ended June 30, 2003.  As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance.  Accordingly, the overall increase was primarily driven by the Insignia Acquisition, which resulted in higher producer compensation and payroll-related costs, including bonus accruals, insurance and benefits, producer retention and broker draw amortization.  The producer retention expense, which represents amounts paid to the top real estate advisory services professionals that we retained at the time of the acquisition, is being amortized through cost of services over the lives of the related employment agreements.  As part of our refinement of the purchase price allocation for the Insignia Acquisition, during the three months ended March 31, 2004, we assigned a $6.6 million fair value to a broker draw asset acquired in the Insignia Acquisition.  Based on our management’s estimates, we generally derive benefit from brokers participating in our draw program over two years.  Accordingly, we estimated that we would derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and, accordingly, we are amortizing it on a straight-line basis, which reflects the pattern in which the economic benefits of the broker draw asset are consumed, during that period.  During the six months ended June 30, 2004, we have recorded $3.0 million for the amortization of this broker draw asset, which includes a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003.  The producer retention and the broker draw amortization are considered integration costs associated with the Insignia Acquisition and together amounted to $5.8 million for the six months ended June 30, 2004.  The increase was also due to the overall increase in worldwide sales and lease transaction revenue, as well as higher commissions related to our loan origination activity in our Americas business segment.  Foreign currency translation had a $14.8 million negative impact on cost of services during the six months ended June 30, 2004.  Cost of services as a percentage of revenue increased from 47.3% in the six months ended June 30, 2003 to 50.1% in the six months ended June 30, 2004, primarily as a result of the producer retention and broker draw amortization recorded in 2004 and the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition, within our Americas segment.  However, we expect that the full year 2004 cost of services percentage of revenue will be more comparable to the full year 2003 costs of services percentage of revenue.

Our operating, administrative and other expenses on a consolidated basis were $429.8 million, an increase of $166.2 million, or 63.0%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  The increase was primarily driven by higher costs as a result of the Insignia Acquisition, including $3.0 million of integration costs, as well as increased worldwide payroll-related expenses, such as bonuses and insurance and benefits, principally in our Americas and EMEA business segments.  Higher occupancy expenses, particularly in our EMEA business segment, also contributed to the variance.  During the current year, we also incurred one-time compensation expense of $15.0 million related to bonus payments that were triggered by our initial public offering and were payable to several of our non-executive real estate advisory services employees as a result of provisions in their employment agreements.  Additionally, the U.S. dollar strengthened in the current year resulting in net foreign currency transaction losses, which led to an increase in total operating expenses, as compared to net foreign currency transaction gains experienced in the prior year, which reduced total operating expenses.  Finally, foreign currency translation had a $16.2 million negative impact on total operating expenses during the six months ended June 30, 2004.

Our depreciation and amortization expense on a consolidated basis increased by $15.2 million, or 121.3%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 primarily due to $9.2 million of amortization expense related to intangibles acquired in the Insignia Acquisition, including $7.7 million related to acquired net revenue backlog.  As of June 30, 2004, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Insignia Acquisition was $5.7 million and is expected to be fully amortized by the end of 2004.  Additionally, depreciation expense increased by $5.8 million during 2004 mainly due to depreciation expense related to fixed assets acquired in the Insignia Acquisition.

Our merger-related charges on a consolidated basis were $21.5 million and $3.3 million for the six months ended June 30, 2004 and 2003, respectively.  The current year charges primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which are attributable to the Insignia Acquisition.  The charges for the six months ended June 30, 2003 mainly consisted of consulting and severance costs related to the Insignia Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased $1.6 million, or 22.9%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, primarily due to a one-time gain on the sale of owned units in an investment fund in the prior year.

Our consolidated interest expense was $43.9 million for the six months ended June 30, 2004, an increase of $12.6 million, or 40.3%, as compared to the six months ended June 30, 2003, which was primarily due to the new debt incurred in connection with the Insignia Acquisition.  The increase was also driven by $4.0 million of write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the $21.6 million repurchase of our 11¼% senior subordinated notes in the open market during May and June 2004.  As a result of the paydown of debt in 2004, including long-term debt repaid with the net proceeds received from the initial public offering, as well as the repurchase of our 11¼% senior subordinated notes mentioned in the preceding sentence, we expect to achieve annual interest savings in 2005 of approximately $18.0 million.

Our benefit for income taxes on a consolidated basis was $4.6 million for the six months ended June 30, 2004 as compared to a provision for income taxes of $2.9 million for the six months ended June 30, 2003.  The effective tax rate on income was 43.3% for the six months ended June 30, 2003 compared to an effective tax rate on loss of 25.3% for the six months ended June 30, 2004.  This decrease was primarily due to the fact that unfavorable permanent book-to-tax differences increase the effective tax rate when providing income tax expense whereas they decrease the effective tax rate when providing income tax benefit.  The decrease was also related to the fact that during the six months ended June 30, 2004, greater losses were sustained in jurisdictions where no tax benefit can be provided.

Segment Operations

The following table summarizes the revenue, costs and expenses, and operating income (loss) by operating segment for the periods ended June 30, 2004 and 2003 (dollars in thousands).  The Americas results for the three and six months ended June 30, 2004 include merger-related charges of $10.4 million and $18.0 million, respectively, attributable to the Insignia Acquisition.  The EMEA results for the three and six months ended June 30, 2004 include merger-related charges of $1.2 million and $3.5 million, respectively associated with the Insignia Acquisition.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Americas

Revenue	$396,192	100.0%	$242,537	100.0%	$723,383	100.0%	$442,487	100.0%
Costs and expenses:

Cost of services	207,612	52.4	120,936	49.9	381,508	52.7	215,929	48.8
Operating, administrative and other	156,426	39.5	98,017	40.4	291,591	40.3	187,182	42.3
Depreciation and amortization	7,653	1.9	4,669	1.9	17,962	2.5	9,191	2.1
Merger-related charges	10,381	2.6	1,738	0.7	17,997	2.5	1,738	0.4
Operating income	$14,120	3.6%	$17,177	7.1%	$14,325	2.0%	$28,447	6.4%
EBITDA	$24,592	6.2%	$25,463	10.5%	$37,586	5.2%	$44,481	10.1%

EMEA

Revenue	$115,154	100.0%	$52,152	100.0%	$200,511	100.0%	$97,630	100.0%
Costs and expenses:

Cost of services	47,363	41.2	20,818	39.9	83,588	41.7	40,381	41.4
Operating, administrative and other	57,735	50.1	27,459	52.7	108,802	54.3	53,149	54.4
Depreciation and amortization	2,387	2.1	908	1.7	8,093	4.0	1,821	1.9
Merger-related charges	1,193	1.0	1,572	3.0	3,537	1.8	1,572	1.6
Operating income (loss)	$6,476	5.6%	$1,395	2.7%	$(3,509)	(1.8% )	$707	0.7%
EBITDA	$8,884	7.7%	$2,321	4.5%	$4,367	2.2%	$2,420	2.5%

Asia Pacific

Revenue	$39,570	100.0%	$27,028	100.0%	$68,014	100.0%	$45,324	100.0%
Costs and expenses:

Cost of services	17,636	44.6	11,312	41.9	31,737	46.7	20,355	44.9
Operating, administrative and other	16,378	41.4	11,945	44.2	29,397	43.2	23,265	51.3
Depreciation and amortization	790	2.0	752	2.7	1,606	2.3	1,488	3.3
Operating income	$4,766	12.0%	$3,019	11.2%	$5,274	7.8%	$216	0.5%
EBITDA	$5,484	13.9%	$3,937	14.6%	$7,092	10.4%	$1,833	4.0%

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

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

We do not allocate net interest expense or provision (benefit) for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Americas
Operating income	$14,120	$17,177	$14,325	$28,447
Add:
Depreciation and amortization	7,653	4,669	17,962	9,191
Equity income from unconsolidated subsidiaries	2,819	3,617	5,299	6,843

EBITDA	$24,592	$25,463	$37,586	$44,481

EMEA
Operating income (loss)	$6,476	$1,395	$(3,509)	$707
Add:
Depreciation and amortization	2,387	908	8,093	1,821
Equity income (loss) from unconsolidated subsidiaries	21	18	(217)	(108)

EBITDA	$8,884	$2,321	$4,367	$2,420

Asia Pacific
Operating income	$4,766	$3,019	$5,274	$216
Add:
Depreciation and amortization	790	752	1,606	1,488
Equity (loss) income from unconsolidated subsidiaries	(72)	166	212	129

EBITDA	$5,484	$3,937	$7,092	$1,833

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Americas

Revenue increased by $153.7 million, or 63.4%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.  The overall increase was primarily driven by the Insignia Acquisition, which resulted in the expansion of our market share in the real estate services area of our advisory services line of business.  The increase in market share resulted in higher revenues, particularly relative to leasing activity in the New York area.  The continued improvement of general economic conditions led to an increase in sales and lease transaction revenue, and management fees.  Additionally, the anticipation of higher interest rates resulted in higher loan origination fees during the current year.

Cost of services increased by $86.7 million, or 71.7%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.  The overall increase was primarily driven by higher commission expense, bonus accruals, insurance and benefits, producer retention and broker draw amortization as a result of the Insignia Acquisition as well as the higher sales and lease transaction revenue and increased management and loan origination fees.  Cost of services as a percentage of revenue increased from 49.9% in the second quarter of 2003 to 52.4% in the second quarter of 2004, primarily due to the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition. However, we expect that the full year 2004 cost of services percentage of revenue will be more comparable to the full year 2003 cost of services percentage of revenue.

Operating, administrative and other expenses increased $58.4 million, or 59.6%, mainly caused by higher costs as a result of the Insignia Acquisition, including increased payroll-related costs and bonuses.  We also incurred additional costs as a result of our initial public offering, including one-time compensation expense of $15.0 million related to bonus payments made to several of our non–executive real estate advisory services employees as a result of provisions in their employment agreements. The increase was also due to the strengthening of the U.S. dollar during the current year quarter, which resulted in net foreign currency transaction losses for the quarter ended June 30, 2004 as compared to net foreign currency transaction gains recorded during the quarter ended June 30, 2003.

EMEA

Revenue increased by $63.0 million, or 120.8%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily driven by increased revenue as a result of the Insignia Acquisition including higher sales and lease transaction revenue, particularly in London and Paris, as well as higher appraisal and consultation fees, predominantly in the U.K.  Foreign currency translation had an $11.2 million positive impact on total revenue during the three months ended June 30, 2004.

Cost of services increased $26.5 million, or 127.5%, primarily due to the Insignia Acquisition, which resulted in higher producer compensation and payroll-related costs, including bonuses and insurance and benefits, particularly in the U.K. and France.  Also included in producer compensation expense were integration costs of $0.6 million, representing the amortization of bonuses paid to the top producers in the U.K., which are being amortized over the respective lives of the underlying employment agreements.  Foreign currency translation had a $4.7 million negative impact on cost of services during the current quarter.

Operating, administrative and other expenses increased by $30.3 million, or 110.3%, mainly driven by increased costs as a result of the Insignia Acquisition, including higher compensation and payroll related expenses.  Additionally, expenses in the U.K. were higher due to increased occupancy expense as a result of our relocation to a new facility in London in the fourth quarter of 2003 as well as a one-time $3.7 million reserve for a sublease termination in the U.K.  Foreign currency translation had a $5.5 million negative impact on total operating expenses during the three months ended June 30, 2004.

Asia Pacific

Revenue increased by $12.5 million, or 46.4%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.  The increase was primarily driven by an overall increase in revenue in Australia and Japan, primarily resulting from our incremental efforts to increase our market share in the region.  Foreign currency translation had a $4.0 million positive impact on total revenue during the current quarter.

Cost of services increased by $6.3 million, or 55.9%, mainly attributable to increased transaction revenue as well as higher producer compensation expense due to the increased headcount in Australia and Japan resulting from our efforts to increase our market share in this region.  Foreign currency translation had a $1.8 million negative impact on cost of services for the three months ended June 30, 2004.

Operating, administrative and other expenses increased by $4.4 million, or 37.1%, largely due to higher bad debt expense in Japan related to the write-off of an uncollectible receivable during the quarter, as well as higher expenses in Australia and Japan, particularly payroll-related and marketing costs, again as a result of our efforts to increase our market share in this region.  Foreign currency translation had a $1.6 million negative impact on total operating expenses during the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Americas

Revenue increased by $280.9 million, or 63.5%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  The overall increase was primarily driven by the Insignia Acquisition, which resulted in the expansion of our market share in the real estate services area of our advisory services line of business.  The increase in market share resulted in higher revenues particularly relative to leasing activity, predominately in the New York area.  The continued improvement of general economic conditions led to an increase in sales and lease transaction revenue, as well as higher management and consultation fees.  Additionally, the anticipation of higher interest rates resulted in higher loan origination fees during the current year.

Cost of services increased by $165.6 million, or 76.7%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  The overall increase was primarily due to higher commission expense, bonus accruals, insurance and benefits, producer retention and broker draw amortization as a result of the Insignia Acquisition, as well as higher sales and lease transaction revenue due to the continued improvement of general economic conditions and increased loan origination fees resulting from the anticipation of rising interest rates. The producer retention expense, which represents amounts paid to the top real estate advisory services professionals of Insignia that we retained at the time of the acquisition, is being amortized through cost of services over the respective lives of their underlying employment agreements. The broker draw amortization of $3.0 million includes a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. It also reflects the pattern in which the economic benefits of the broker draw asset acquired in the Insignia Acquisition are consumed, the fair value of which was refined during the three months ended March 31, 2004. The remaining net broker draw asset of $3.6 million will be amortized on a straight-line basis over the next thirteen months. Both the producer retention and the broker draw amortization are considered integration costs associated with the Insignia Acquisition and together amounted to $4.6 million for the six months ended June 30, 2004. Cost of services as a percentage of revenue increased from 48.8% in the second quarter of 2003 to 52.7% in the second quarter of 2004, primarily as a result of the producer retention and broker draw amortization recorded in 2004 as well as the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition. However, we expect that the full year 2004 cost of services percentage of revenue for our Americas segment will be more comparable to the full year 2003 cost of services percentage of revenue.

Operating, administrative and other expenses increased $104.4 million, or 55.8%, mainly caused by higher costs as a result of the Insignia Acquisition, including integration expenses of $2.9 million, as well as increased compensation and payroll-related expenses, including bonuses and insurance and benefits. We also incurred additional costs as a result of our initial public offering, including one-time compensation expense of $15.0 million related to bonus payments made to several of our non–executive real estate advisory services employees as a result of provisions in their employment agreements. The overall increase in operating expenses was also due to the strengthening of the U.S. dollar during the current year, which resulted in net foreign currency transaction losses in comparison to net foreign currency transaction gains recorded during the three months ended June 30, 2003.

EMEA

Revenue increased by $102.9 million, or 105.4%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, primarily driven by increased revenue as a result of the Insignia Acquisition as evidenced by higher sales and lease transaction revenue, particularly in London and Paris, as well as increased appraisal, consultation and management fees, predominantly in the U.K.  Foreign currency translation had a $22.4 million positive impact on total revenue during the six months ended June 30, 2004.

Cost of services increased $43.2 million, or 107.0%, as a result of higher producer compensation expense as well as increased payroll-related costs, including bonuses and insurance and benefits, particularly in the U.K. and France, primarily due to the Insignia Acquisition.  Also included in producer compensation expense were integration costs of $1.2 million, representing the amortization of bonuses paid to the top producers in the U.K., which are being amortized over the respective lives of the underlying employment agreements.  Foreign currency translation had a $9.3 million negative impact on cost of services during the current quarter.

Operating, administrative and other expenses increased by $55.7 million, or 104.7%, mainly driven by increased costs as a result of the Insignia Acquisition, including higher compensation and payroll-related expenses, including bonuses and insurance and benefits, as well as higher marketing expenses, particularly in the U.K. and France.  Also, expenses in the U.K. were higher due to increased occupancy expense as a result of our relocation to a new facility in London in the fourth quarter of 2003 as well as a one-time $3.7 million reserve for a sublease termination in the U.K.  Foreign currency translation had an $11.9 million negative impact on total operating expenses during the six months ended June 30, 2004.

Asia Pacific

Revenue increased by $22.7 million, or 50.1%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  The increase was primarily driven by an overall increase in revenue in Australia and Japan, primarily resulting from our successful efforts to increase incremental market share in the region.  Foreign currency translation had a $7.9 million positive impact on total revenue during the six months ended June 30, 2004.

Cost of services increased by $11.4 million, or 55.9%, mainly attributable to higher producer compensation expense due to the increased headcount in Australia and Japan resulting from our efforts to increase our market share in this region, in addition to higher commissions as a result of higher transaction revenue.  Foreign currency translation had a $3.8 million negative impact on cost of services for the six months ended June 30, 2004.

Operating, administrative and other expenses increased by $6.1 million, or 26.4%, primarily due to higher compensation and payroll-related costs in Australia and Japan, which was also attributable to the aforementioned increased headcount.  Additionally, higher bad debt expense in Japan related to the write-off on an uncollectible receivable during the period, also contributed to the increase.  Foreign currency translation had a $3.3 million negative impact on total operating expenses during the six months ended June 30, 2004.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and borrowings under the revolving credit facility of our amended and restated credit agreement described below. Included in the capital requirements that we expect to be able to fund are approximately $40.0 million of anticipated capital expenditures, net of concessions received, during 2004, including such expenditures made year-to-date.  The capital expenditures for 2004 are primarily comprised of information technology costs, which are driven largely by computer replacement costs as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan in 2010, our 9¾% senior notes in 2010 and our 11¼% senior subordinated notes in 2011.  During June 2004, we used a portion of the net proceeds we received from our June 15, 2004 initial public offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement.  During July 2004, we used the remaining net proceeds received from the offering to redeem all $38.3 million in aggregate principal amount of the remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9¾% senior notes.  Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot assure you that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are our obligations related to our deferred compensation plan and our U.K. pension plans. Pursuant to our deferred compensation plan, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plan represent future cash payment obligations for us. We currently have invested in insurance funds for the purpose of funding approximately half of our future cash deferred compensation obligations. In addition, upon each distribution under the plan, we receive a corresponding tax deduction for such compensation payment. Our U.K. subsidiaries maintain pension plans with respect to which a limited number of our U.K. employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. As of December 31, 2003, based upon actuarial calculations of future benefit obligations under these plans, these plans were in the aggregate approximately $44.2 million underfunded. Our management expects that any future obligations under our deferred compensation plan and pension plans that are not currently funded will be funded out of our future cash flow from operations.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $39.1 million for the six months ended June 30, 2004, a decrease of $35.5 million compared to the six months ended June 30, 2003.  The Insignia Acquisition in July 2003 has impacted substantially all components of cash used in our operating activities making comparison against the same period in the prior year not meaningful.

Investing Activities

Net cash used in investing activities totaled $25.7 million for the six months ended June 30, 2004, an increase of $28.1 million compared to the six months ended June 30, 2003. This increase was primarily due to an increase in capital expenditures, net of concessions received, of $22.1 million primarily resulting from integration costs related to leasehold improvements in new and combined offices as a result of the Insignia Acquisition as well as a decrease in concessions received during the current year.  Additionally, the increase in cash used in investing activities was also due to other costs incurred in 2004 associated with the Insignia Acquisition.

Financing Activities

Net cash provided by financing activities totaled $82.7 million for the six months ended June 30, 2004 compared to net cash provided by financing activities of $14.2 million for the six months ended June 30, 2003. The increase was primarily due to the net proceeds received from our initial public offering which was completed on June 15, 2004.  This increase was partially offset by repayments of our long-term indebtedness during the six months ended June 30, 2004, including $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes repurchased in the open market, the prepayment of $15.0 million in principal amount of our senior secured term loan and net repayments made on the Euro cash pool loan.

Initial Public Offering

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO).  In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Indebtedness

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness and other obligations.  In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. As mentioned above, we currently do not have any specific acquisition plans. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Most of our long-term indebtedness was incurred in connection with our acquisition of CB Richard Ellis Services in July 2001 and the Insignia Acquisition. The CB Richard Ellis Services acquisition, which was a going private transaction involving members of our senior management, affiliates of Blum Capital Partners and Freeman Spogli & Co. and some of our other existing stockholders, was undertaken so that we could take advantage of growth opportunities and focus on improvements in the CB Richard Ellis Services businesses. The Insignia Acquisition increased the scale of our real estate advisory services and outsourcing services businesses as well as significantly increased our presence in the New York, London and Paris metropolitan areas.

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston (CSFB) and other lenders to fund strategic acquisitions and to provide for our working capital needs.  On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering.  On June 15, 2004, in connection with the completion of our IPO, we completed a refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement (the Credit Agreement), which became effective in connection with such refinancing.

Our Credit Agreement permits us, among other things, to use the net proceeds we received from our IPO to pay down debt, including all $38.3 million in aggregate principal amount of our 16% senior notes due 2011 and $70.0 million in aggregate principal amount of our 9¾% senior notes due 2010 and the prepayment of $15.0 million in principal amount of our term loan under our Credit Agreement, which prepayment occurred on June 15, 2004.

Our Credit Agreement includes the following:  (1) a term loan facility of $295.0 million, requiring quarterly principal payments of $2.95 million through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009.  Our Credit Agreement also permits us to increase the term facility by up to $25.0 million, subject to the satisfaction of customary conditions.

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.25% to 2.50% or the alternate base rate plus 1.25% to 1.50%, in both cases as determined by reference to the credit rating assigned to the term facility by Moody’s Investors Service and Standard & Poor’s.  The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as described in the immediately preceding sentence or, in some circumstances as described in the Credit Agreement, at a higher or lower rate.  The total amount outstanding under the term loan facility included in senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $280.0 million and $297.5 million as of June 30, 2004 and December 31, 2003, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement).  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.  We repaid our revolving credit facility as of June 30, 2004, and at December 31, 2003, we had no revolving line of credit principal outstanding.

Borrowings under the prior credit agreements and our current Credit Agreement have been, and continue to be, jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. Additionally, the prior credit agreements required, and our current Credit Agreement continues to require, us to pay a fee based on the total amount of the unused revolving credit facility commitment.

On May 22, 2003, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes due May 15, 2010. The proceeds of this issuance were placed in escrow pending the completion of the Insignia Acquisition on July 23, 2003, on which date the proceeds were released from escrow in order to partially fund the acquisition, CBRE Escrow, Inc. merged with and into CB Richard Ellis Services and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes. The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we may redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $200.0 million as of June 30, 2004 and December 31, 2003.  During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount of our 9¾% senior notes due 2010, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption.

In order to partially finance our acquisition of CB Richard Ellis Services in 2001, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount, on June 7, 2001. CB Richard Ellis Services assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the merger of Blum CB Corp. with and into CB Richard Ellis Services on July 20, 2001. The 11¼% senior subordinated notes are unsecured senior subordinated obligation of CB Richard Ellis Services and rank equally in right of payment with any of CB Richard Ellis Services’ existing and future senior subordinated unsecured indebtedness, but are subordinated to any of CB Richard Ellis Services’ existing and future senior indebtedness.  The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11¼% senior subordinated notes), we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market.  We paid $3.1 million of premiums in connection with these open market purchases.  The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $204.9 million and $226.2 million as of June 30, 2004 and December 31, 2003, respectively.

Also to partially fund our acquisition of CB Richard Ellis Services in 2001, we issued $65.0 million in aggregate principal amount of 16% senior notes due July 20, 2011. The 16% senior notes are unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrues at a rate of 16.0% per year and is payable quarterly in arrears. Interest may be paid in kind to the extent our ability to pay cash dividends is restricted by the terms of our Credit Agreement. Additionally, interest in excess of 12.0% may, at our option, be paid in kind through July 2006.  In the event of a change in control (as defined in the indenture governing our 16% senior notes) we are obligated to make an offer to purchase all of our outstanding 16% senior notes at 101.0% of par. In addition, under the terms of the indenture governing the 16% senior notes, and subject to the restrictions set forth in the Credit Agreement, the notes are redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter.  The amount of the 16% senior notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $35.8 million and $35.5 million as of June 30, 2004 and December 31, 2003, respectively.  During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem the remaining $38.3 million in aggregate principal amount of our 16% senior notes, which also required the payment of a $2.5 million premium and accrued and unpaid interest through the date of redemption.

Our Credit Agreement and the indentures governing our 16% senior notes, our 9¾% senior notes and our 11¼% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our outstanding senior secured term loan, our 9¾% senior notes and our 11¼% senior subordinated notes. Although neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow, they may affect the applicable interest rate for our senior secured term loan.  In addition, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

Since 2001, a joint venture that we consolidate has incurred non-recourse debt to acquire a real estate investment in Japan. The debt is secured by a mortgage on the acquired real estate asset.  During the second quarter of 2004, the joint venture elected to extend the short-term maturities of this debt to the existing long-term maturity date of July 31, 2008, as allowed under the provisions of the debt agreement.  In our accompanying consolidated balance sheets, this debt comprised $2.0 million of our other short-term borrowings at December 31, 2003, and comprised $42.6 million and $41.8 million of our other long-term debt as of June 30, 2004 and December 31, 2003, respectively.

Our wholly owned subsidiary, L.J. Melody, has a credit agreement with Residential Funding Corporation (RFC), for the purpose of funding mortgage loans that will be resold. The agreement provides for a revolving warehouse line of credit of up to $200.0 million, bears interest at one-month LIBOR plus 1.0% and expires on August 31, 2004 with all outstanding borrowings due, unless it is extended.  By amendment on November 14, 2003, the agreement was modified to provide a revolving line of credit increase of $50.0 million that resulted in a total line of credit equaling $250.0 million, which expires on August 31, 2004. On May 12, 2004, the agreement was further modified to provide a temporary revolving line of credit increase of $100.0 million that resulted in a total line of credit equaling $350.0 million.  This increase was effective on May 30, 2004 and expires 90 days after the effective date.  We have a long-term business relationship with RFC and have entered into a number of amendments to the line of credit since its inception. Accordingly, we expect that we will reach a satisfactory amendment to extend the term of the agreement prior to its expiration on August 31, 2004.  However, if we are unable to do so, the business and results of operations of our mortgage loan origination and servicing line of business may be adversely affected.  During the three months ended June 30, 2004 and the year ended December 31, 2003, we had a maximum of $219.9 million and $272.5 million, respectively, revolving line of credit principal outstanding with RFC.  At June 30, 2004 and December 31, 2003, respectively, we had a $219.9 million and a $230.8 million warehouse line of credit outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets.  Additionally, we had a $219.9 million and a $230.8 million of mortgage loans held for sale (warehouse receivable) which represented mortgage loans funded through the credit line that, while committed to be purchased, had not yet been purchased as of June 30, 2004 and December 31, 2003, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, which significantly expanded our investment management services business, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2003. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark senior notes bore interest at 9.0%. On January 1, 2003, the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our credit agreement. On January 1, 2005, the interest rate on all of the other Westmark senior notes will be adjusted to equal the interest rate then in effect with respect to amounts outstanding under our credit agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $12.1 million as of June 30, 2004 and December 31, 2003.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K., which was part of Insignia’s business strategy of increasing its presence in that country. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. At June 30, 2004 and December 31, 2003, respectively, $10.1 million and $12.2 million in acquisition loan notes were outstanding, and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by the bank plus 2.5%. The amount of the Euro cash pool loan included in short-term borrowings in the accompanying consolidated balance sheets was $5.4 million and $11.5 million as of June 30, 2004 and December 31, 2003, respectively.

Deferred Compensation Plan Obligations

Each participant in our deferred compensation plan (DCP), is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 30 mutual funds. We make distributions of interest and insurance fund accounts in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units each of which is distributed as one share of our common stock. As of June 30, 2004, there were 3,129,279 outstanding stock fund units under the DCP, 1,948,133 of which had vested. Almost all of the unvested units will vest October 1, 2004. We generally make distributions under the DCP in accordance with the elections of participants, but we retain the right to force distributions in connection with full or partial terminations of the plan. The deferred compensation liability in the accompanying consolidated balance sheets was $143.8 million and $138.0 million at June 30, 2004 and December 31, 2003, respectively.

Effective January 1, 2004, we closed the DCP to new participants. In the 2004 calendar year, the DCP is accepting compensation deferrals only from participants who have a balance, meet the eligibility requirements and elect to participate, up to a maximum annual contribution amount of $250,000 per participant. We had intended to partially terminate the DCP, distribute the stock fund units and remove certain plan provisions placing restrictions on trading of the underlying shares for 180 days following the closing of our IPO. However, effective August 13, 2004, we are freezing, but otherwise maintaining, the DCP. No additional deferrals will be permitted under the plan. We will distribute DCP accounts to participants in the future according to their existing elections under the plan.

We have relaxed the restrictions on trading during the 180-day post-IPO period in favor of non-management participants and all participants continue to be free to make unscheduled in-service withdrawals of their stock fund units if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal.  However, we have agreed to provide certain incentives in favor of those non-management participants who agree not to sell more than an established percentage of their vested shares during any month during the remainder of 2004.

Effective August 1, 2004, we are adopting a new deferred compensation plan. This plan will accept deferrals after August 13, 2004, and will provide for one money-market and one conservative mutual fund investment option. Accounts will be distributed in cash only in accordance with the elections of participants.

Because a substantial majority of the deferrals under the original DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. As the level of employee departures is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees leave our employment than we expect.

Pension Liability

Our subsidiaries based in the U.K. maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $36.7 million and $36.0 million at June 30, 2004 and December 31, 2003, respectively.  We expect to contribute a total of $4.5 million to fund our pension plan for the year ended December 31, 2004.

Other Obligations and Commitments

In connection with the sale of real estate investment assets by Insignia to Island Fund on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of June 30, 2004, an aggregate of approximately $9.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island Fund agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island Fund’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island Fund will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island Fund’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island Fund.

L.J. Melody previously executed an agreement with Fannie Mae to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and we retained the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $91.2 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $1.0 million. The other 1% is covered in the form of a guarantee to Fannie Mae.

We had outstanding letters of credit totaling $23.2 million as of June 30, 2004, excluding letters of credit securing our subsidiaries’ outstanding indebtedness. Approximately $13.0 million of these letters of credit secure certain office leases and are outstanding pursuant to the revolving credit facility under our Credit Agreement and a reimbursement agreement with the Bank of Nova Scotia.  An additional $9.2 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above and are outstanding pursuant to the reimbursement agreement with the Bank of Nova Scotia. Under the agreement with the Bank of Nova Scotia, we may issue up to a maximum of approximately $11.0 million of letters of credit at any one time and these outstanding letters of credit are secured by the same assets of ours that secure our Credit Agreement. The remaining outstanding letter of credit, is for the Fannie Mae agreement described above, which letter of credit was issued pursuant to a credit agreement with Wells Fargo Bank. Under this agreement, we may issue up to a maximum of $8.0 million of letters of credit at any one time, and these outstanding letters of credit are secured by the same assets of ours that secure our Credit Agreement. The outstanding letters of credit as of June 30, 2004 expire at varying dates through March 31, 2005. However, we are obligated to renew the letters of credit related to certain office leases until as late as 2023, the letters of credit related to the Island Fund purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $11.5 million as of June 30, 2004, which consisted primarily of guarantees of property debt, as well as the obligations to Island Fund and Fannie Mae discussed above. Approximately $4.8 million of the guarantees are related to investment activity that is scheduled to expire in October 2008.  Approximately $3.4 million of the guarantees are related to office leases in Europe and Asia.  These guarantees will expire at the end of the lease terms.  The guarantee obligation related to the agreement with Fannie Mae discussed above will expire in December 2004.  The guarantee related to the Island Fund purchase agreement will expire on the August 30, 2004 maturity date of the underlying loan agreement, unless such loan is renewed, modified or extended prior to such date to provide for a later maturity date.  Renewals, modifications and extensions of such loan may be made without our consent, but the $1.3 million amount of our guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of June 30, 2004, we had committed $17.1 million to fund future co-investments. We expect that approximately $14.0 million of these commitments will be funded during 2004. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

Derivatives and Hedging Activities

We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” when accounting for derivatives.  In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from inter-company loans.  We do not engage in any speculative activities with respect to foreign currency.  At June 30, 2004, we had foreign currency exchange forward contracts with an aggregate notional amount of $19.1 million, which mature on various dates through December 31, 2004.  The net impact on our earnings for the three and six months ending June 30, 2004 resulting from the unrealized gains and/or losses on the foreign currency exchange forward contracts was not significant. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling, which matures on December 29, 2004.  On July 2, 2004, we entered into an option agreement to purchase an aggregate notional amount of 18.8 million euros, which also matures on December 29, 2004.  The net impact on our earnings resulting from unrealized gains and/or losses on these option agreements is not expected to be material.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale.  SFAS No. 133 requires that these commitments be recorded at their relative fair values as derivatives.  The net impact on our financial position for the three and six months ended June 30, 2004 resulting from these derivative contracts was not significant.

Litigation

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the ‘‘safe harbor’’ provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements, which are generally identified by the use of terms such as “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Quarterly Report on Form 10-Q.  Any forward-looking statements speak only as of the date of this report and, except to the extent required by applicable securities laws, we expressly disclaim any obligation to update or revise any forward-looking statements found in this report to reflect actual results, any changes in our expectations or results or any change in events.  If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward looking statements.  Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

During the six months ended June 30, 2004, approximately 30.7% of our business is transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. We routinely monitor our transaction exposure to currency exchange rate changes and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure, as appropriate.  We do not engage in any speculative activities with respect to foreign currency.  At June 30, 2004, we had foreign currency exchange forward contracts with an aggregate notional amount of $19.1 million, which mature on various dates through December 31, 2004.  The net impact on our earnings for the three and six months ending June 30, 2004 resulting from the unrealized gains and/or losses on the foreign currency exchange forward contracts was not significant. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling for a cost of $0.6 million, which matures on December 29, 2004.  On July 2, 2004, we entered into an option agreement to purchase an aggregate notional amount of 18.8 million euros for a cost of $0.7 million, which also matures on December 29, 2004.  The net impact on our earnings resulting from unrealized gains and/or losses on these option agreements is not expected to be material.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 34 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at June 30, 2004, the net impact would be a decrease of $0.9. million on pre-tax income and cash provided by operating activities for the six months ending June 30, 2004.

Based on dealers’ quotes at June 30, 2004, the estimated fair values of our 9¾% senior notes and our 11¼% senior subordinated notes were $220.0 million and $236.4 million, respectively.  During the six months ended June 30, 2004, we were not aware of any trading activity for the 16% senior notes due 2011, and no dealer’s quote was available.  There was no trading activity for the 16% senior notes due in 2011.  The carrying value of the 16% senior notes as of June 30, 2004 totaled $35.8 million.  Estimated fair values for the term loan under the senior secured credit facilities and the remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the majority of this debt is based on variable rates that approximate terms that we believe could be obtained at June 30, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communications officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in the evaluation.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted by us under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business.  Our management believes that any liability that may result from the disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)          On May 4, 2004, our Certificate of Incorporation was amended and restated, which amendments provided for, among other things, our “opt in” to Section 203 of the Delaware General Corporation Law.  Prior to such date, our Certificate of Incorporation had provided that we had “opted out” of Section 203.

In connection with the completion of our initial public offering on May 15, 2004, our bylaws were amended and restated, which amendments provided for, among other things, (a) the change in the percentage of shares a stockholder must own in order to request the calling of a special meeting of our stockholders from 30% to a majority of the outstanding and (b) adding advance notice requirements for stockholder proposals and director nominations.

On June 16, 2004, our Certificate of Incorporate was amended and restated, which amendments provide for, among other things, the elimination of the authorized shares of Class B common stock.  Prior to such amendment, each of the outstanding shares of Class B common stock were entitled to ten votes in connection with matters to be decided by our stockholders and each of the outstanding shares of Class A common stock were entitled to one vote per share.  All outstanding shares of Class B common stock were converted into an equal number of shares of Class A common stock immediately prior to our initial public offering.

(b)         Not applicable.

(c)          During the period covered by this report, we issued and sold the following equity securities pursuant to Rule 701 promulgated by the Securities and Exchange Commission under Section 3(b) of the Securities Act of 1933, as amended, with respect to transactions pursuant to compensation benefit plans and contracts relating to compensation:

•                  345,442 shares of our Class A common stock, $0.01 par value per share, in connection with the exercise by current and former employees of options with exercise prices of $5.77 per share, which options previously had been granted under our 2001 Stock Incentive Plan, as amended.

(d)         In our initial public offering, we issued and sold 7,726,764 shares of Class A common stock and the selling stockholders sold an aggregate of 16,273,236 shares of Class A common stock.  The shares sold in the initial public offering were registered pursuant to our Registration Statement on Form S-1, as amended, registration statement number 333-112867, which became effective on June 9, 2004.  On June 9, 2004, we priced these shares of common stock at $19.00 per share.  As of June 10, 2004, the Class A common stock began trading on the New York Stock Exchange under the symbol “CBG.”  The sale of these shares closed on June 15, 2004.

The aggregate offering price of the shares of Class A common stock issued and sold by us was $146,808,516.  We paid an aggregate of $8,808,511 in underwriting discounts and commissions, resulting in proceeds to us of $138,000,005.  In addition, we incurred an aggregate of approximately $3.0 million in other expenses related to the initial public offering.  The aggregate offering price of the shares of Class A common stock sold by the selling stockholders was $309,191,484.  The selling stockholders paid an aggregate of $18,551,489 in underwriting discounts and commissions, resulting in aggregate proceeds to the selling stockholders of $290,639,995.  We did not receive any of the proceeds from the shares of Class A common stock sold by the selling stockholders.

The offering was made though an underwriting syndicate led by Credit Suisse First Boston LLC and Citigroup Global Markets Inc., acting as joint book-running managers. J.P. Morgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as co-managers.

Between the effective date and June 30, 2004, we used $15.0 million of the net proceeds we received from the initial public offering to prepay the term loan under our amended and restated credit agreement.  As of June 30, 2004, the remaining net proceeds we had received from the initial public offering had not yet been used.

(e)          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our security holders during the quarter ended June 30, 2004 (each of the following vote counts gives effect to the three-for-one split of our Class A common stock and Class B common stock on May 4, 2004 but does not give effect to the 1-for-1.0825 reverse stock split of our Class A common stock and Class B common stock on June 7, 2004):

(1)          Our Annual Meeting of Stockholders was held on April 21, 2004 during which the holders of our Class A common stock (one vote per share) and Class B common stock (10 votes per share) voted on the following proposals:

•                  The stockholders elected the following ten members of our Board of Directors, each to serve a one-year term:

•                  Richard Blum

•                  Jeffery Cozad

•                  Patrice Daniels

•                  Bradford Freeman

•                  Michael Kantor

•                  Frederick Malek

•                  Jeffrey Pion

•                  Brett White

•                  Gary Wilson

•                  Ray Wirta

Each director nominee received 182,646,381 votes for, zero votes against and 12,809,004 withheld.  There were no abstentions or broker non-votes.

•                  The stockholders approved an amendment and restatement of our Certificate of Incorporation to be filed prior to the completion of our initial public offering and an amendment and restatement of our Certificate of Incorporation to be filed immediately after the completion of our initial public offering.  Both proposals received 182,646,381 votes for, zero votes against and 12,809,004 withheld.  There were no abstentions or broker non-votes.

•                  The stockholders approved the termination of our 2001 stock incentive plan in connection with the completion of our initial public offering.  The proposal received 182,646,381 votes for, zero votes against and 12,809,004 withheld.  There were no abstentions or broker non-votes.

•                  The stockholders approved our 2004 stock incentive plan.  The proposal received 182,646,381 votes for, zero votes against and 12,809,004 withheld.  There were no abstentions or broker non-votes.

•                  The stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ended December 31, 2004.  The proposal received 182,646,381 votes for, zero votes against and 12,809,004 withheld.  There were no abstentions or broker non-votes.

(2)          On April 23, 2004, the holders of 40,705,938 shares of our Class B common stock, which represented a majority of the outstanding of the voting power of the outstanding shares of Class A common stock and Class B common stock, executed a written consent approving a revised version of the amendment and restatement of our Certificate of Incorporation to be filed prior to the completion of our initial public offering.

(3)          A special meeting of stockholders was held on June 5, 2004 at which meeting the stockholders voted to approve the following two proposals:  (a) a revised version of the amendment and restatement of our Certificate of Incorporation to be filed prior to the completion of our initial public offering and (b) a revised version of the amendment and restatement of our Certificate of Incorporation to be filed immediately after the completion of our initial public offering.  Both proposals received 465,426,117 votes for, zero votes against and 120,940,038 withheld.  There were no abstentions or broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit Number	Description

3.1

Form of Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 (No. 333-112-867) filed with the Securities and Exchange Commission on June 2, 2004)

3.2

Form of Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1 (No. 333-112-867) filed with the Securities and Exchange Commission on June 2, 2004)

4.1

Form of Class A common stock certificate of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-112-867) filed with the Securities and Exchange Commission on April 30, 2004)

4.2

Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.2(b) of the Registration Statement on Form S-1 (No. 333-112-867) filed with the Securities and Exchange Commission on April 30, 2004)

10.1

2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (No. 333-112-867) filed with the Securities and Exchange Commission on April 30, 2004)

10.2

Full Recourse Note, dated as of April 8, 2004, by and between Ray Wirta and CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (No. 333-112-867) filed with the Securities and Exchange Commission on April 30, 2004)

10.3

Pledge Agreement, dated as of April 8, 2004, by and between Ray Wirta and CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (No. 333-112-867) filed with the Securities and Exchange Commission on April 30, 2004)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

We filed a Current Report on Form 8-K on May 6, 2004 furnishing a press release issued on May 6, 2004 discussing our operating results for the first quarter of 2004.

We filed a Current Report on Form 8-K on May 12, 2004 furnishing information with regard to our conference call on May 6, 2004 discussing our operating results for the first quarter of 2004.

We filed a Current Report on Form 8-K on May 18, 2004 furnishing a press release issued on May 17, 2004 discussing amended information with respect to our May 6, 2004 press release.

We filed a Current Report on Form 8-K on June 14, 2004 furnishing a press release issued on June 10, 2004 announcing we had priced an underwritten initial public offering of our Class A Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: August 9, 2004	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (authorized officer and principal financial officer of the registrant)

Date: August 9, 2004	/s/ GIL BOROK
Gil Borok
Global Controller (principal accounting officer of the registrant)