Form 10-Q
period 2004-09-30
CB RICHARD ELLIS GROUP INC
filed 2004-11-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-32205

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

The number of shares of Class A common stock outstanding at October 29, 2004 was 70,438,865.

FORM 10-Q

September 30, 2004

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$147,925	$163,881
Restricted cash	10,614	14,899
Receivables, less allowance for doubtful accounts of $15,557 and $16,181 at September 30, 2004 and December 31, 2003, respectively	276,343	322,416
Warehouse receivable	111,840	230,790
Prepaid expenses	24,308	22,854
Deferred tax assets, net	62,832	57,681
Other current assets	41,539	26,461

Total Current Assets	675,401	838,982
Property and equipment, net	128,076	113,569
Goodwill	830,723	819,558
Other intangible assets, net of accumulated amortization of $89,113 and $73,449 at September 30, 2004 and December 31, 2003, respectively	117,295	131,731
Deferred compensation assets	79,461	76,389
Investments in and advances to unconsolidated subsidiaries	83,537	68,361
Deferred tax assets, net	30,636	32,179
Other assets, net	62,218	132,712

Total Assets	$2,007,347	$2,213,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$170,130	$189,787
Compensation and employee benefits payable	156,233	148,874
Accrued bonus and profit sharing	143,585	200,343
Short-term borrowings:
Warehouse line of credit	111,840	230,790
Other	26,396	39,347

Total short-term borrowings	138,236	270,137
Current maturities of long-term debt	13,021	11,285
Other current liabilities	13,470	12,991

Total Current Liabilities	634,675	833,417
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount of $2,397 and $2,827 at September 30, 2004 and December 31, 2003, respectively	204,972	226,173
Senior secured term loan	268,200	287,500
9 3/4% senior notes	130,000	200,000
16% senior notes, net of unamortized discount of $2,844 at December 31, 2003	—	35,472
Other long-term debt	877	42,275

Total Long-Term Debt	604,049	791,420
Deferred compensation liability	146,709	138,037
Pension liability	36,565	35,998
Other liabilities	100,434	75,024

Total Liabilities	1,522,432	1,873,896
Minority interest	6,667	6,656
Commitments and contingencies
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 70,195,909 and 7,176,396 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	702	72
Class B common stock; $0.01 par value; 100,000,000 shares authorized; 53,409,556 shares issued and outstanding at December 31, 2003; no shares authorized, issued or outstanding at September 30, 2004	—	534
Additional paid-in capital	509,288	359,334
Notes receivable from sale of stock	(5,058)	(4,680)
Accumulated (deficit) earnings	(259)	1,449
Accumulated other comprehensive loss	(26,425)	(23,780)

Total Stockholders’ Equity	478,248	332,929

Total Liabilities and Stockholders’ Equity	$2,007,347	$2,213,481

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$574,999	$423,376	$1,566,907	$1,008,817
Costs and expenses:
Cost of services	300,711	207,820	797,544	484,485
Operating, administrative and other	213,226	180,676	643,016	444,272
Depreciation and amortization	12,340	41,071	40,001	53,571
Merger-related charges	4,040	16,485	25,574	19,795

Operating income (loss)	44,682	(22,676)	60,772	6,694
Equity income from unconsolidated subsidiaries	4,826	2,318	10,120	9,182
Interest income	672	1,373	2,303	2,624
Interest expense	14,919	21,000	52,138	51,739
Loss on extinguishment of debt	17,066	6,840	21,075	6,840

Income (loss) before provision (benefit) for income taxes	18,195	(46,825)	(18)	(40,079)
Provision (benefit) for income taxes	6,300	(18,380)	1,690	(15,459)

Net income (loss)	$11,895	$(28,445)	$(1,708)	$(24,620)

Basic income (loss) per share	$0.17	$(0.49)	$(0.03)	$(0.52)

Weighted average shares outstanding for basic income (loss) per share	71,446,359	57,486,405	66,006,231	46,995,364

Diluted income (loss) per share	$0.16	$(0.49)	$(0.03)	$(0.52)

Weighted average shares outstanding for diluted income (loss) per share	75,184,418	57,486,405	66,006,231	46,995,364

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,708)	$(24,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,001	53,571
Amortization and write-off of deferred financing costs	10,094	10,176
Amortization and write-off of long-term debt discount	3,274	378
Deferred compensation deferrals	12,764	7,836
Write-off of impaired investments	2,990	—
Gain on sale of servicing rights, property held for sale and other assets	(5,789)	(3,417)
Equity income from unconsolidated subsidiaries	(10,120)	(9,182)
Provision for doubtful accounts	2,304	3,598
Deferred income tax benefit	(190)	(13,600)
Decrease in receivables	37,465	23,253
Increase in deferred compensation assets	(3,072)	(6,435)
Decrease (increase) in prepaid expenses and other assets	14,172	(14,237)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(41,843)	(45,269)
Decrease in accounts payable and accrued expenses	(22,185)	(22,089)
Decrease in income tax payable	(7,861)	(29,134)
Increase (decrease) in other liabilities	6,946	(1,540)
Other operating activities, net	1,363	(3)

Net cash provided by (used in) operating activities	38,605	(70,714)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	5,607	1,922
Proceeds from sale of property held for sale	50,401	—
Capital expenditures, net of concessions received	(27,455)	(8,185)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(16,784)	(243,847)
Other investing activities, net	(2,948)	(2,574)

Net cash provided by (used in) investing activities	8,821	(252,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	186,750	152,850
Repayment of revolver and swingline credit facility	(186,750)	(152,850)
Proceeds from senior secured term loan	—	75,000
Repayment of senior secured term loan	(17,500)	(7,513)
Repayment of non-recourse debt related to property held for sale	(42,048)	—
Repayment of notes payable	—	(43,000)
(Repayment of) proceeds from euro cash pool loan and other loans, net	(9,809)	3,732
Proceeds from 9 3/4% senior notes	—	200,000
Repayment of 9 3/4% senior notes	(70,000)	—
Repayment of 11 1/4% senior subordinated notes	(21,631)	—
Repayment of 16% senior notes	(38,316)	—
Proceeds from issuance of common stock, net	135,000	120,580
Proceeds from exercise of stock options	7,991	—
Payment of deferred financing fees	(3,942)	(19,774)
Other financing activities, net	(1,466)	(527)

Net cash (used in) provided by financing activities	(61,721)	328,498
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,295)	5,100
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	163,881	79,701
Effect of currency exchange rate changes on cash	(1,661)	693

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$147,925	$85,494

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$56,846	$31,694

Income taxes, net of refunds	$11,462	$25,533

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Nature of Operations

CB Richard Ellis Group, Inc., formerly known as CBRE Holding, Inc. (which may be referred to in this Form 10-Q as “we,” “us,” and “our”), offers a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate markets globally under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales; property valuation; commercial mortgage loan origination and servicing, facilities and property management; real estate investment management and real estate econometric forecasting. We generate revenues both on a per project or transaction basis and from annual management fees.

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

2.     Initial Public Offering

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004 and July 14, 2004.

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

The aggregate purchase price for the acquisition of Insignia was approximately $329.5 million, which includes: (1) $267.9 million in cash paid for shares of Insignia’s outstanding common stock, at $11.156 per share, (2) $38.2 million in cash paid for Insignia’s outstanding Series A preferred stock and Series B preferred stock at $100.00 per share plus accrued and unpaid dividends, (3) cash payments of $7.9 million to holders of Insignia’s vested and unvested warrants and options and (4) $15.5 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase accounting adjustments related to the Insignia Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, July 23, 2003. The final valuation of the net assets acquired was completed during the third quarter of 2004 and did not result in any significant adjustments when compared to the preliminary valuation, other than those noted below.

During the nine months ended September 30, 2004, we made the following significant adjustments to goodwill:

•	In the first quarter of 2004, we assigned a $6.6 million estimated fair value to a broker draw asset acquired from Insignia. Based on our management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimate that we will derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and, accordingly, we are amortizing it on a straight-line basis, which best reflects the pattern in which the economic benefits of the broker draw asset are consumed, during that period. The allocation of purchase price to the broker draw asset, net of related tax impact, resulted in a $3.8 million decrease in goodwill and a related $2.4 million increase in net loss during the nine months ended September 30, 2004, which includes a $0.8 million first quarter 2004 adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003.

•	During the nine months ended September 30, 2004, we recorded a $14.2 million increase to goodwill due to an increase in liabilities primarily related to additional lease termination costs, contract termination costs and costs associated with anticipated legal settlements. All such adjustments were recorded in accordance with the requirements of Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As of the consummation date of the acquisition of Insignia, our management began to assess and formulate a plan to close certain Insignia locations. Due to the size of this acquisition and the dispersed nature of Insignia’s operations, a significant amount of time and effort was required to finalize plans with respect to closures, analyze the provisions of contracts to be terminated and estimate the total exit costs. The adjustment during the nine months ended September 30, 2004 represents a change in estimate as we completed our assessments and finalized our plans with respect to certain of the locations.

•	In the first quarter of 2004, we recorded a $4.2 million increase to goodwill related to the sale of certain assets acquired in connection with the Insignia Acquisition. Of this amount, $3.7 million represented a receivable due from a buyer, which was collected in the second quarter of 2004. During the second and third quarter of 2004, we received additional cash for the sale of such assets as well as finalized the fair value assigned to such assets in the purchase price allocation. This resulted in a overall increase to goodwill of approximately $2.9 million, which reflects the sale of assets at an amount less than the value assigned in the preliminary purchase price allocation. As no event occurred during the period from the acquisition date to the sale date that would have impacted the value of these assets, our management concluded that the amount at which these assets were ultimately sold represents the best estimate of the fair value of these assets at the date of the Insignia Acquisition.

•	During the second quarter of 2004, we finalized the fair value of liabilities assumed relating to annuities due to former equity partners of Richard Ellis Group Limited that are payable by Insignia until the times of their deaths. Our valuations of these annuities was based in part on a third-party valuation and resulted in a $4.2 million increase in goodwill in 2004.

•	During the nine months ended September 30, 2004, we recorded a reduction of $9.2 million to goodwill related to the deferred tax impact of all purchase accounting adjustments recorded in 2004, excluding the deferred tax impact previously mentioned related to the broker draw asset.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we have accrued certain liabilities in accordance with EITF Issue No. 95-3. These liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in other liabilities on the consolidated balance sheets (dollars in thousands):

	2003 Charge To Goodwill	2004 Adjustments	Utilized To Date	To be Utilized
Severance	$30,706	$(19)	$(23,653)	$7,034
Lease termination costs	28,922	8,923	(10,152)	27,693
Change of control payments	10,451	—	(10,451)	—
Costs associated with exiting contracts	8,921	1,519	(9,016)	1,424
Legal settlements anticipated	8,739	3,770	(3,122)	9,387

	$87,739	$14,193	$(56,394)	$45,538

4.    Basis of Presentation

The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2004 include full periods of activity for Insignia. However, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 include the activity of Insignia from July 23, 2003, the date of the Insignia Acquisition. As such, our consolidated financial statements after the Insignia Acquisition are not directly comparable to our consolidated financial statements prior to the Insignia Acquisition.

Pro forma results for the three and nine months ended September 30, 2003, assuming the Insignia Acquisition had occurred as of January 1, 2003, are presented below. These pro forma results have been prepared for comparative purposes only and include adjustments, such as increased amortization expense as a result of intangible assets acquired in the Insignia Acquisition as well as higher interest expense as a result of debt incurred to finance the Insignia Acquisition. These pro forma results do not purport to be indicative of what operating results would have been had the Insignia Acquisition occurred on January 1, 2003, and may not be indicative of future operating results (dollars in thousands, except share data).

	September 30, 2003
	Three Months Ended	Nine Months Ended
Revenue	$462,004	$1,327,570
Operating income (loss)	$1,968	$(25,238)
Net loss	$(15,115)	$(52,326)
Basic and diluted loss per share	$(0.24)	$(0.84)

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform with the current period presentation. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K/A, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2003.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

excluded from the calculation, as it is our present intention to retain all earnings. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$11,895	$(28,445)	$(1,708)	$(24,620)
Add: Stock-based employee compensation expense included in reported net income (loss), net of the related tax effect	114	—	220	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(310)	(205)	(697)	(498)

Pro forma net income (loss)	$11,699	$(28,650)	$(2,185)	$(25,118)

Basic income (loss) per share:
As reported	$0.17	$(0.49)	$(0.03)	$(0.52)

Pro forma	$0.16	$(0.50)	$(0.03)	$(0.53)

Diluted income (loss) per share:
As reported	$0.16	$(0.49)	$(0.03)	$(0.52)

Pro forma	$0.16	$(0.50)	$(0.03)	$(0.53)

The weighted average fair value of options granted by us was $8.07 and $0.53 for the three months ended September 30, 2004 and 2003, respectively, and $8.05 and $0.58 for the nine months ended September 30, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.20%	2.74%	3.20%	3.03%
Expected volatility	40.00%	0.00%	30.00%	0.00%
Expected life	4 years	5 years	4 years	5 years

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash and Cash Equivalents and Restricted Cash: This balance includes cash and cash equivalents with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.

Receivables: Due to their short-term nature, fair value approximates carrying value.

Warehouse Receivable: Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of the funded mortgage loans and generally reflects the value of the Residential Funding Corporation (RFC) warehouse line of credit outstanding (see Note 11).

Short-Term Borrowings: The majority of this balance represents the warehouse line of credit. Due to their short-term maturities and variable interest rates, fair value approximates carrying value (See Note 11).

11 1/4% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of the 11 1/4% senior subordinated notes is $238.5 million and $256.5 million at September 30, 2004 and December 31, 2003, respectively. Their actual carrying value totaled $205.0 million and $226.2 million at September 30, 2004 and December 31, 2003, respectively (See Note 11).

9 3/4% Senior Notes: Based on dealers’ quotes, the estimated fair value of the 9 3/4% senior notes is $148.2 million and $222.0 million at September 30, 2004 and December 31, 2003, respectively. Their actual carrying value totaled $130.0 million and $200.0 million at September 30, 2004 and December 31, 2003, respectively. (See Note 11).

Senior Secured Terms Loans & Other Long-Term Debt: Estimated fair values approximate respective carrying values because a substantial majority of these instruments are based on variable interest rates (see Note 11).

7.    Restricted Cash

Included in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, is restricted cash of $10.6 million and $14.9 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.). The acquisitions include the 1999 acquisition of St. Quintin Holdings Limited and the 1998 acquisition of Richard Ellis Group Limited.

8.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for us and each of our segments (See Note 19 for a description of our segments) for the nine months ended September 30, 2004 are as follows (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2004	$598,439	$217,106	$4,013	$819,558
Purchase accounting adjustments related to acquisitions	6,177	1,124	3,864	11,165

Balance at September 30, 2004	$604,616	$218,230	$7,877	$830,723

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other intangible assets totaled $117.3 million and $131.7 million, net of accumulated amortization of $89.1million and $73.4 million, as of September 30, 2004 and December 31, 2003, respectively, and are comprised of the following (dollars in thousands):

	As of September 30, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826

	$83,526		$83,526

Amortizable intangible assets
Backlog	$72,149	$(69,355)	$72,503	$(59,108)
Management contracts	25,731	(12,287)	25,649	(9,708)
Loan servicing rights	19,194	(5,254)	17,694	(3,812)
Other	5,808	(2,217)	5,808	(821)

	$122,882	$(89,113)	$121,654	$(73,449)

Total intangible assets	$206,408	$(89,113)	$205,180	$(73,449)

In accordance with SFAS No. 141, “Business Combinations,” trademarks of $63.7 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represents the Richard Ellis trade name in the U.K. that is owned by Insignia. Both the trademarks and the trade name have indefinite useful lives and accordingly are not being amortized.

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

Amortization expense related to intangible assets was $4.3 million and $32.5 million for the three months ended September 30, 2004 and 2003, respectively, and $15.6 million and $34.4 million for the nine months

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ended September 30, 2004 and 2003, respectively. The estimated annual amortization expense for each of the years ended December 31, 2004 through December 31, 2008 approximates $20.7 million, $6.7 million, $5.3 million, $4.5 million and $3.8 million, respectively.

9.    Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	September 30, 2004	December 31, 2003
Current assets	$211,151	$208,743
Non current assets	$2,845,552	$2,040,138
Current liabilities	$284,151	$154,778
Non current liabilities	$1,309,935	$969,993
Minority interest	$6,783	$4,600

Condensed Statements of Operations Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$168,126	$116,516	$404,460	$319,328
Operating income	$37,601	$31,296	$93,136	$87,046
Net income	$51,039	$31,135	$125,138	$78,922

Our investment management business involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $4.8 million and $6.8 million for the three months ended September 30, 2004 and 2003, respectively, and $16.8 million and $17.3 million for the nine months ended September 30, 2004 and 2003, respectively.

10.    Employee Benefit Plans

On September 22, 2004, pursuant to our 2004 Stock Incentive Plan, certain employees were granted 1,245,000 options to acquire Class A common stock at an exercise price of $22.39 per share. These options vest and are exercisable in 25% increments over a four-year period and expire on September 22, 2009.

11.    Debt

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston (CSFB) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering. On June 15, 2004, in connection with the completion of our IPO, we completed the refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement (the Credit Agreement), which became effective in connection with such refinancing.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our Credit Agreement permitted us, among other things, to use the net proceeds received from our IPO to pay down debt, including the redemptions in July 2004 of all $38.3 million in aggregate principal amount of our 16% senior notes due 2011 and $70.0 million in aggregate principal amount of our 9 3/4% senior notes due 2010, and the prepayment of $15.0 million in principal amount of our term loan under our Credit Agreement, which prepayment occurred on June 15, 2004.

Our Credit Agreement includes the following: (1) a term loan facility of $295.0 million (of which $280.0 million was outstanding as of September 30, 2004), requiring quarterly principal payments of $2.95 million beginning December 31, 2004 through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. Our Credit Agreement also permits us to make additional borrowings under the term loan facility of up to $25.0 million, subject to the satisfaction of customary conditions.

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.25% to 2.50% or the alternate base rate plus 1.25% to 1.50%, in both cases as determined by reference to the credit rating assigned to the term facility by Moody’s Investors Service and Standard & Poor’s. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. During June 2004, we used a portion of the net proceeds we received from the IPO to prepay $15.0 million in principal amount of the term loan facility. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $280.0 million and $297.5 million as of September 30, 2004 and December 31, 2003, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2004 and December 31, 2003 we had no revolving credit facility principal outstanding. As of September 30, 2004, letters of credit totaling $24.3 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness and operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. Additionally, we wrote off $3.1 million of unamortized deferred financing costs in connection with this redemption. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $130.0 million and $200.0 million as of September 30, 2004 and December 31, 2003, respectively.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11 1/4% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11 1/4% senior subordinated notes in connection with the 2001 Merger. The 11 1/4% senior subordinated notes are unsecured senior subordinated obligations of CBRE and rank equally in right of payment with any of CBRE’s existing and future unsecured senior subordinated indebtedness but are subordinated to any of CBRE’s existing and future senior indebtedness. The 11 1/4% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11 1/4% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11 1/4% senior subordinated notes), we are obligated to make an offer to purchase the 11 1/4% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid an aggregate of $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $205.0 million and $226.2 million as of September 30, 2004 and December 31, 2003, respectively.

Also, to partially fund the acquisition of CBRE in 2001, we issued $65.0 million in aggregate principal amount of 16% senior notes due July 20, 2011. The 16% senior notes were unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrued at a rate of 16.0% per year and was payable quarterly in arrears. Under the terms of the indenture governing the 16% senior notes and subject to the restrictions set forth in the Credit Agreement, the notes were redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem the remaining $38.3 million in aggregate principal amount of our 16% senior notes, which also required the payment of a $2.5 million premium and accrued and unpaid interest through the date of redemption. Additionally, we wrote off $4.8 million of unamortized deferred financing costs and unamortized discount in connection with this redemption. The amount of the 16% senior notes included in the accompanying consolidated balance sheet, net of unamortized discount was $35.5 million as of December 31, 2003.

Our Credit Agreement and the indentures governing our 9 3/4% senior notes and our 11 1/4% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A joint venture that we have consolidated since 2001 incurred non-recourse debt to acquire a real estate investment in Japan in 2001. This debt was secured by a mortgage on the acquired real estate asset. During August 2004, the joint venture completed the sale of this real estate asset and utilized the proceeds from the sale to repay all of the related non-recourse debt, plus accrued interest and other fees. In our accompanying consolidated balance sheet, this debt comprised $2.0 million of our other short-term borrowings and $41.8 million of our other long-term debt as of December 31, 2003.

We had short-term borrowings of $138.2 million and $270.1 million with weighted average interest rates of 3.4% and 2.7% as of September 30, 2004 and December 31, 2003, respectively.

Our wholly owned subsidiary, L.J. Melody & Company (L.J. Melody), has a credit agreement with RFC for the purpose of funding mortgage loans that will be resold. On August 19, 2004, we entered into a Third Amendment to the Fourth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit). The current agreement provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expires on December 1, 2004. During the quarter ended September 30, 2004, we had a maximum of $244.6 million warehouse line of credit principal outstanding with RFC. As of September 30, 2004 and December 31, 2003, we had a $111.8 million and a $230.8 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $111.8 million and $230.8 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased, as of September 30, 2004 and December 31, 2003, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2003. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark senior notes bore interest at 9.0%. On January 1, 2003, the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our Credit Agreement. On January 1, 2005, the interest rate on all of the other Westmark senior notes will be adjusted to equal the interest rate then in effect with respect to amounts outstanding under our Credit Agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $12.1 million as of September 30, 2004 and December 31, 2003.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2004 and December 31, 2003, $9.7 million and $12.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. The amount of the Euro cash pool loan included in short-term borrowings in the accompanying consolidated balance sheets was $3.5 million and $11.5 million as of September 30, 2004 and December 31, 2003, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.    Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

In connection with the sale of real estate investment assets by Insignia to Island Fund I LLC (Island) on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of September 30, 2004, an aggregate of approximately $5.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island.

L.J. Melody previously executed an agreement with the Federal National Mortgage Association (Fannie Mae) to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and L.J. Melody retains the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $85.8 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $0.9 million. The other 1% is covered in the form of a guarantee to Fannie Mae by L.J. Melody.

We had letters of credit totaling $6.1 million as of September 30, 2004, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. Approximately $5.2 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above. The remaining $0.9 million outstanding letter of credit is the Fannie Mae letter of credit described above. The outstanding letters of credit as of September 30, 2004 expire at varying dates through July 23, 2005. However, we are obligated to renew the letters of credit related to certain office leases until as late as 2023, the letters of credit related to the Island purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $5.1 million as of September 30, 2004, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae discussed above. Approximately $1.2 million of the guarantees are related to investment activity that is scheduled to expire on September 1, 2008. The guarantee related to the Island purchase agreement expired on the September 15, 2004 maturity date of the underlying loan agreement, however, similar loan terms are expected to be renewed, modified or extended upon the completion of on-going negotiations. Currently, renewals, modifications and extensions of such loan may be made without our consent, but the Insignia $1.3 million amount of our guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension. The guarantee obligation related to the agreement with Fannie Mae discussed above will expire in December 2004.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of September 30, 2004 we had committed $41.7 million to fund future co-investments. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

13.    Comprehensive Income (Loss)

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

The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$11,895	$(28,445)	$(1,708)	$(24,620)
Foreign currency translation gain (loss)	156	4,548	(2,645)	1,274

Comprehensive income (loss)	$12,051	$(23,897)	$(4,353)	$(23,346)

14.    Earnings (Loss) Per Share Information

Earnings (loss) per share (EPS) is accounted for in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Where appropriate, the computation of diluted EPS further assumes the dilutive effect of potential common shares, which include stock options, stock warrants and certain contingently issuable shares. Contingently issuable shares represent unvested stock fund units in the deferred compensation plan. The following is a calculation of the earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended September 30,
	2004			2003
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$11,895	71,446,359	$0.17	$(28,445)	57,486,405	$(0.49)

Diluted earnings (loss) per share:
Net income (loss) applicable to common stockholders	$11,895	71,446,359		$(28,445)	57,486,405
Dilutive effect of contingently issuable shares	—	1,184,170		—	—
Dilutive effect of incremental stock options	—	2,553,889		—	—

Net income (loss) applicable to common stockholders	$11,895	75,184,418	$0.16	$(28,445)	57,486,405	$(0.49)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30,
	2004			2003
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic and diluted loss per share:
Net loss applicable to common stockholders	$(1,708)	66,006,231	$(0.03)	$(24,620)	46,995,364	$(0.52)

Options to purchase 1,245,000 shares of Class A common stock granted during the three months ended September 30, 2004 were not included in the computation of diluted EPS for the three months ended September 30, 2004 as the options’ exercise price was greater than the average market price of the Class A common shares during the period.

As a result of operating losses incurred for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003, dilutive weighted average shares outstanding did not give effect to potential common shares, as to do so would have been anti-dilutive.

15.    Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $661.7 million and $626.3 million at September 30, 2004 and December 31, 2003, respectively.

16.    Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$1,808	$1,672	$4,938	$4,510
Interest cost	2,791	2,230	8,409	5,014
Expected return on plan assets	(3,170)	(2,246)	(9,477)	(5,421)
Amortization of prior service costs	(85)	—	(191)	—
Amortization of unrecognized net gain	274	504	1,109	1,498

Net periodic pension cost	$1,618	$2,160	$4,788	$5,601

We contributed an additional $1.5 million and $3.8 million to fund our pension plans during the three and nine months ended September 30, 2004. We expect to contribute a total of $4.9 million to fund our pension plans for the year ended December 31, 2004.

17.    Merger-Related Charges

We recorded merger-related charges of $4.0 million and $25.6 million for the three and nine months ended September 30, 2004, respectively, and $16.5 million and $19.8 million for the three and nine months ended September 30, 2003, all in connection with the Insignia Acquisition. These charges primarily related to the exit of facilities that were occupied by us prior to the Insignia Acquisition as well as the termination of employees,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

both of which became duplicative as a result of the Insignia Acquisition. We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were terminated, both in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Additionally, we recorded consulting costs, which represented fees paid to outside parties for nonrecurring services relating to the combination of Insignia’s financial systems and businesses with ours. Our merger-related charges consisted of the following (dollars in thousands):

	2003 Charges	2004 Charges	Utilized To Date	To be Utilized
Lease termination costs	$15,805	$19,643	$(6,625)	$28,823
Severance	7,042	2,215	(9,257)	—
Change of control payments	6,525	—	(6,525)	—
Consulting costs	2,738	1,888	(4,626)	—
Other	4,707	1,828	(6,535)	—

Total merger-related charges	$36,817	$25,574	$(33,568)	$28,823

18.    Guarantor and Nonguarantor Financial Statements

The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. In addition, the 11 1/4% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries (See Note 11 to the consolidated financial statements for additional information on the 9 3/4% senior notes and the 11 1/4% senior subordinated notes).

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003; condensed consolidating statements of operations for the three and nine months ended September 30, 2004 and 2003; and condensed consolidating statements of cash flows for the nine months ended September 30, 2004 and 2003, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions. The purchase accounting adjustments associated with the Insignia Acquisition have been recorded in the accompanying consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2004 reflects the allocation of goodwill based upon the final valuation of the net assets acquired, which valuation was completed during the third quarter of 2004. As a result, the condensed consolidated balance sheet as of December 31, 2003, reflects the allocation of goodwill based upon the estimated fair value of Insignia’s acquired reporting units as of that date (See Note 3 to the consolidated financial statements for additional information).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$54	$2,315	$126,066	$19,490	$—	$147,925
Restricted cash	—	—	10,162	452	—	10,614
Receivables, less allowance for doubtful accounts	20	6	115,451	160,866	—	276,343
Warehouse receivable (a)	—	—	111,840	—	—	111,840
Prepaid expenses and other current assets	84,273	804	21,064	22,538	—	128,679

Total Current Assets	84,347	3,125	384,583	203,346	—	675,401
Property and equipment, net	—	—	81,512	46,564	—	128,076
Goodwill	—	—	578,539	252,184	—	830,723
Other intangible assets, net	—	—	91,779	25,516	—	117,295
Deferred compensation assets	—	79,461	—	—	—	79,461
Investments in and advances to unconsolidated subsidiaries	—	5,551	62,068	15,918	—	83,537
Investments in consolidated subsidiaries	306,782	154,734	146,379	—	(607,895)	—
Inter-company loan receivable	69,953	813,720	—	—	(883,673)	—
Deferred tax assets, net	30,636	—	—	—	—	30,636
Other assets, net	—	26,841	29,095	6,282	—	62,218

Total Assets	$491,718	$1,083,432	$1,373,955	$549,810	$(1,491,568)	$2,007,347

Current Liabilities:
Accounts payable and accrued expenses	$—	$14,969	$77,180	$77,981	$—	$170,130
Compensation and employee benefits payable	—	—	102,464	53,769	—	156,233
Accrued bonus and profit sharing	—	—	86,508	57,077	—	143,585
Short-term borrowings:
Warehouse line of credit (a)	—	—	111,840	—	—	111,840
Other	—	—	22,754	3,642	—	26,396

Total short-term borrowings	—	—	134,594	3,642	—	138,236
Current maturities of long-term debt	—	11,800	1,028	193	—	13,021
Other current liabilities	13,470	—	—	—	—	13,470

Total Current Liabilities	13,470	26,769	401,774	192,662	—	634,675
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	204,972	—	—	—	204,972
Senior secured term loan	—	268,200	—	—	—	268,200
9 3/4% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	748,699	134,974	(883,673)	—
Other long-term debt	—	—	330	547	—	877

Total Long-Term Debt	—	603,172	749,029	135,521	(883,673)	604,049
Deferred compensation liability	—	146,709	—	—	—	146,709
Other liabilities	—	—	68,418	68,581	—	136,999

Total Liabilities	13,470	776,650	1,219,221	396,764	(883,673)	1,522,432
Minority interest	—	—	—	6,667	—	6,667
Commitments and contingencies
Stockholders’ Equity	478,248	306,782	154,734	146,379	(607,895)	478,248

Total Liabilities and Stockholders’ Equity	$491,718	$1,083,432	$1,373,955	$549,810	$(1,491,568)	$2,007,347

(a)	Although L.J. Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9 3/4% senior notes and 11 1/4% senior subordinated notes, all warehouse receivables funded under the RFC line of credit are pledged to RFC, and accordingly are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,008	$17	$148,752	$12,104	$—	$163,881
Restricted cash	—	—	12,545	2,354	—	14,899
Receivables, less allowance for doubtful accounts	27	18	114,215	208,156	—	322,416
Warehouse receivable (a)	—	—	230,790	—	—	230,790
Prepaid expenses and other current assets	63,557	42,151	18,957	22,998	(40,667)	106,996

Total Current Assets	66,592	42,186	525,259	245,612	(40,667)	838,982
Property and equipment, net	—	—	66,280	47,289	—	113,569
Goodwill	—	—	572,376	247,182	—	819,558
Other intangible assets, net	—	—	101,326	30,405	—	131,731
Deferred compensation assets	—	76,389	—	—	—	76,389
Investments in and advances to unconsolidated subsidiaries	—	4,973	50,732	12,656	—	68,361
Investments in consolidated subsidiaries	321,451	252,399	199,393	—	(773,243)	—
Inter-company loan receivable	—	787,009	—	—	(787,009)	—
Deferred tax assets, net	32,179	—	—	—	—	32,179
Other assets, net	2,555	27,819	44,779	57,559	—	132,712

Total Assets	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

Current Liabilities:
Accounts payable and accrued expenses	$1,187	$7,614	$64,392	$116,594	$—	$189,787
Inter-company payable	40,667	—	—	—	(40,667)	—
Compensation and employee benefits payable	—	—	98,160	50,714	—	148,874
Accrued bonus and profit sharing	—	—	112,365	87,978	—	200,343
Short-term borrowings:
Warehouse line of credit (a)	—	—	230,790	—	—	230,790
Other	—	—	25,480	13,867	—	39,347

Total short-term borrowings	—	—	256,270	13,867	—	270,137
Current maturities of long-term debt	—	10,000	1,029	256	—	11,285
Other current liabilities	12,522	—	—	469	—	12,991

Total Current Liabilities	54,376	17,614	532,216	269,878	(40,667)	833,417
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	226,173	—	—	—	226,173
Senior secured term loan	—	287,500	—	—	—	287,500
9 3/4% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	35,472	—	—	—	—	35,472
Inter-company loan payable	—	—	726,844	60,165	(787,009)	—
Other long-term debt	—	—	330	41,945	—	42,275

Total Long-Term Debt	35,472	713,673	727,174	102,110	(787,009)	791,420
Deferred compensation liability	—	138,037	—	—	—	138,037
Other liabilities	—	—	48,356	62,666	—	111,022

Total Liabilities	89,848	869,324	1,307,746	434,654	(827,676)	1,873,896
Minority interest	—	—	—	6,656	—	6,656
Commitments and contingencies
Stockholders’ Equity	332,929	321,451	252,399	199,393	(773,243)	332,929

Total Liabilities and Stockholders’ Equity	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

(a)	Although L.J. Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9 3/4% senior notes and 11 1/4% senior subordinated notes, all warehouse receivables funded under the RFC line of credit are pledged to RFC, and accordingly are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$406,679	$168,320	$—	$574,999
Costs and expenses:
Cost of services	—	—	222,991	77,720	—	300,711
Operating, administrative and other	529	2,842	132,714	77,141	—	213,226
Depreciation and amortization	—	—	8,683	3,657	—	12,340
Merger-related charges	—	—	3,761	279	—	4,040

Operating (loss) income	(529)	(2,842)	38,530	9,523	—	44,682
Equity income from unconsolidated subsidiaries	—	294	4,368	164	—	4,826
Interest income	20	8,403	470	177	(8,398)	672
Interest expense	368	13,540	7,320	2,089	(8,398)	14,919
Loss on extinguishment of debt	7,166	9,900	—	—	—	17,066
Equity income from consolidated subsidiaries	17,209	28,770	4,752	—	(50,731)	—

Income before (benefit) provision for income taxes	9,166	11,185	40,800	7,775	(50,731)	18,195
(Benefit) provision for income taxes	(2,729)	(6,024)	12,030	3,023	—	6,300

Net income	$11,895	$17,209	$28,770	$4,752	$(50,731)	$11,895

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$309,075	$114,301	$—	$423,376
Costs and expenses:
Cost of services	—	—	156,972	50,848	—	207,820
Operating, administrative and other	88	(1,994)	125,412	57,170	—	180,676
Depreciation and amortization	—	—	38,162	2,909	—	41,071
Merger-related charges	—	—	14,151	2,334	—	16,485

Operating (loss) income	(88)	1,994	(25,622)	1,040	—	(22,676)
Equity income (loss) from unconsolidated subsidiaries	—	60	2,539	(281)	—	2,318
Interest income	67	10,596	832	56	(10,178)	1,373
Interest expense	2,947	18,826	8,389	1,016	(10,178)	21,000
Loss on extinguishment of debt	—	6,840	—	—	—	6,840
Equity (loss) income from consolidated subsidiaries	(26,924)	(20,315)	1,813	—	45,426	—

Loss before benefit for income taxes	(29,892)	(33,331)	(28,827)	(201)	45,426	(46,825)
Benefit for income taxes	(1,447)	(6,407)	(8,512)	(2,014)	—	(18,380)

Net (loss) income	$(28,445)	$(26,924)	$(20,315)	$1,813	$45,426	$(28,445)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,093,752	$473,155	$—	$1,566,907
Costs and expenses:
Cost of services	—	—	584,862	212,682	—	797,544
Operating, administrative and other	1,179	7,532	406,943	227,362	—	643,016
Depreciation and amortization	—	—	25,974	14,027	—	40,001
Merger-related charges	—	—	22,038	3,536	—	25,574

Operating (loss) income	(1,179)	(7,532)	53,935	15,548	—	60,772
Equity income (loss) from unconsolidated subsidiaries	—	728	9,634	(242)	—	10,120
Interest income	81	35,521	1,680	501	(35,480)	2,303
Interest expense	4,084	45,480	31,848	6,206	(35,480)	52,138
Loss on extinguishment of debt	7,166	13,909	—	—	—	21,075
Equity income from consolidated subsidiaries	6,196	25,347	2,511	—	(34,054)	—

(Loss) income before (benefit) provision for income taxes	(6,152)	(5,325)	35,912	9,601	(34,054)	(18)
(Benefit) provision for income taxes	(4,444)	(11,521)	10,565	7,090	—	1,690

Net (loss) income	$(1,708)	$6,196	$25,347	$2,511	$(34,054)	$(1,708)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$727,394	$281,423	$—	$1,008,817
Costs and expenses:
Cost of services	—	—	359,672	124,813	—	484,485
Operating, administrative and other	244	2,716	298,302	143,010	—	444,272
Depreciation and amortization	—	—	46,704	6,867	—	53,571
Merger-related charges	—	—	15,890	3,905	—	19,795

Operating (loss) income	(244)	(2,716)	6,826	2,828	—	6,694
Equity income (loss) from unconsolidated subsidiaries	—	84	9,461	(363)	—	9,182
Interest income	136	29,380	1,916	132	(28,940)	2,624
Interest expense	8,800	39,096	28,491	4,292	(28,940)	51,739
Loss on extinguishment of debt	—	6,840	—	—	—	6,840
Equity loss from consolidated subsidiaries	(19,371)	(10,044)	(957)	—	30,372	—

Loss before benefit for income taxes	(28,279)	(29,232)	(11,245)	(1,695)	30,372	(40,079)
Benefit for income taxes	(3,659)	(9,861)	(1,201)	(738)	—	(15,459)

Net loss	$(24,620)	$(19,371)	$(10,044)	$(957)	$30,372	$(24,620)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10,948)	$(1,049)	$55,910	$(5,308)	$38,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	—	—	5,435	172	5,607
Proceeds from sale of property held for sale	—	—	—	50,401	50,401
Capital expenditures, net of concessions received	—	—	(20,204)	(7,251)	(27,455)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(8,586)	(8,198)	(16,784)
Other investing activities, net	—	113	(2,257)	(804)	(2,948)

Net cash provided by (used in) investing activities	—	113	(25,612)	34,320	8,821

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the revolver and swingline credit facility	—	186,750	—	—	186,750
Repayment of revolver and swingline credit facility	—	(186,750)	—	—	(186,750)
Repayment of senior secured term loan	—	(17,500)	—	—	(17,500)
Repayment of non-recourse debt related to property held for sale	—	—	—	(42,048)	(42,048)
Repayment of euro cash pool and other loans, net	—	—	(3,146)	(6,663)	(9,809)
Repayment of 9 3/4% senior notes	—	(70,000)	—	—	(70,000)
Repayment of 11 1/4% senior subordinated notes	—	(21,631)	—	—	(21,631)
Repayment of 16% senior notes	(38,316)	—	—	—	(38,316)
Proceeds from issuance of common stock, net	135,000	—	—	—	135,000
Proceeds from exercise of stock options	7,991	—	—	—	7,991
Payment of deferred financing fees	—	(3,942)	—	—	(3,942)
(Increase) decrease in inter-company receivables, net	(96,182)	116,307	(49,838)	29,713	—
Other financing activities, net	(499)	—	—	(967)	(1,466)

Net cash provided by (used in) financing activities	7,994	3,234	(52,984)	(19,965)	(61,721)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,954)	2,298	(22,686)	9,047	(14,295)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881
Effect of currency exchange rate changes on cash	—	—	—	(1,661)	(1,661)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$54	$2,315	$126,066	$19,490	$147,925

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$7,050	$45,695	$1,156	$2,945	$56,846

Income taxes, net of refunds	$11,462	$—	$—	$—	$11,462

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(46,824)	$28,930	$(31,706)	$(21,114)	$(70,714)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of concessions received	—	—	(9,163)	978	(8,185)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(243,847)	—	(243,847)
Other investing activities, net	—	26	2,638	(3,316)	(652)

Net cash provided by (used in) investing activities	—	26	(250,372)	(2,338)	(252,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	152,850	—	—	152,850
Repayment of revolver and swingline credit facility	—	(152,850)	—	—	(152,850)
Proceeds from senior secured term loans	—	75,000	—	—	75,000
Repayment of senior secured term loans	—	(7,513)	—	—	(7,513)
Repayment of notes payable	—	(43,000)	—	—	(43,000)
Proceeds from 9 3/4% senior notes	—	200,000	—	—	200,000
Proceeds from short-term borrowings and other loans, net	—	—	—	3,732	3,732
Proceeds from issuance of common stock, net	120,580	—	—	—	120,580
(Increase) decrease in inter-company receivables, net	(53,623)	(233,711)	267,207	20,127	—
Other financing activities, net	(194)	(19,766)	—	(341)	(20,301)

Net cash provided by (used in) financing activities	66,763	(28,990)	267,207	23,518	328,498

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,939	(34)	(14,871)	66	5,100
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	693	693

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$20,066	$20	$59,302	$6,106	$85,494

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$4,038	$21,949	$1,371	$4,336	$31,694

Income taxes, net of refunds	$25,533	$—	$—	$—	$25,533

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19.    Industry Segments

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Americas	$425,194	$324,508	$1,148,577	$766,995
EMEA	110,000	69,390	310,511	167,020
Asia Pacific	39,805	29,478	107,819	74,802

	$574,999	$423,376	$1,566,907	$1,008,817

Operating income (loss)
Americas	$35,837	$(11,914)	$50,162	$16,533
EMEA	4,649	(13,844)	1,140	(13,137)
Asia Pacific	4,196	3,082	9,470	3,298

	44,682	(22,676)	60,772	6,694
Equity income (loss) from unconsolidated subsidiaries
Americas	4,302	2,536	9,601	9,379
EMEA	(60)	(253)	(277)	(361)
Asia Pacific	584	35	796	164

	4,826	2,318	10,120	9,182

Interest income	672	1,373	2,303	2,624
Interest expense	14,919	21,000	52,138	51,739
Loss on extinguishment of debt	17,066	6,840	21,075	6,840

Income (loss) before provision (benefit) for income taxes	$18,195	$(46,825)	$(18)	$(40,079)

20.    New Accounting and Tax Pronouncements

On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, which would include all unvested grants at the time of adoption. The FASB expects to issue a final standard late in 2004. On October 13, 2004, the FASB decided that the final amendment would be effective for public companies for any interim or annual period beginning after June 15, 2005, although early adoption would be encouraged. The adoption of this exposure draft is not expected to have a material impact on our financial position or results of operations.

In October 2004, the “American Jobs Creation Act of 2004” was passed. We are currently assessing the impact of this law on our operations, particularly relative to provisions on repatriation of foreign earnings as well as deferred compensation. We do not expect this act to have a material impact on our financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the quarter ended September 30, 2004, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K/A for the year ended December 31, 2003. Accordingly, you should read the following discussion in conjunction with the information included in the Annual Report on Form 10-K/A as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are the largest global commercial real estate services firm, based on 2003 revenue, offering a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2003, excluding affiliate and partner offices, we operated in 220 offices worldwide with over 13,500 employees providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

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

Macroeconomic Conditions

Economic trends and government policies directly affect our operations as well as global and regional commercial real estate markets generally. These include: overall economic activity and employment growth, interest rate levels, the availability of credit to finance transactions and the impact of tax and regulatory policies. Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, can reduce volumes for many of our business lines. Weak economic conditions could result in a general decline in rents, which, in turn, would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage banking business. If our brokerage and mortgage banking businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various business lines.

During 2002 and 2001, we were adversely affected by the slowdown in the United States (U.S.) economy, which negatively impacted the commercial real estate market generally. This caused a decline in our leasing activities within the U.S. Moreover, in part because of the terrorist attacks on September 11, 2001 and the run-up to the conflict with Iraq, the economic climate in the U.S. became very uncertain, which had an adverse effect on commercial real estate market conditions and, in turn, our operating results for 2002 and 2001. During 2003 and the first three-quarters of 2004, economic conditions in the U.S. improved, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in sales and leasing activities. We expect this trend to continue in the near term.

Our management team primarily addresses adverse changes in economic conditions through our compensation structure. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, Advisory Services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe, our management also has sought to improve operational performance through cost reduction programs. For example, as economic conditions worsened in 2001, our management team made targeted reductions in our workforce, reduced senior management bonuses, streamlined general and administrative operations and cut capital expenditures and other discretionary operating expenses. After our acquisition of CB Richard Ellis Services in 2001, our management team also instituted a “best practices” program branded “People, Platform & Performance” in order to implement and encourage new business practices that would result in lower operating expenses and enhanced revenue and margin growth. We believe this program significantly contributed to the $18.7 million reduction in our operating expenses during 2002 as compared to 2001. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our future financial condition and results of operations.

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

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and charges and the costs of integrating the acquired business and its financial and accounting systems into our own. For example, through September 30, 2004, we have incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We do not expect to incur any additional transaction-related expenditures after September 30, 2004 with respect to the Insignia Acquisition. In addition, through September 30, 2004, we have incurred $25.4 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own. We expect to incur additional integration expenses in connection with the Insignia integration of approximately $2.5 million during the fourth quarter of 2004, approximately $6.5 million during 2005 and approximately $4.0 million during 2006.

International Operations

We have made significant acquisitions of non-U.S. companies and, we may acquire additional foreign companies in the future. As we increase our foreign operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the U.S. only at levels necessary for operating purposes. In addition, from time to time we enter into foreign currency forward exchange contracts to mitigate our exposure to exchange rate changes related to particular transactions. Prior to 2004, our management historically had not entered into agreements to hedge the risks associated with the translation of foreign currencies into U.S. dollars. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling for a cost of $0.6 million, which would have expired on December 29, 2004. On July 2, 2004, we entered into an option agreement to purchase an aggregate notional amount of 18.8 million euros for a cost of $0.7 million, which also would have expired on December 29, 2004. During October 2004, we sold both of these option agreements and entered into two new option agreements to purchase an aggregate notional amount of 10.2 million British pounds sterling for a cost of $0.3 million and 20.0 million euros for a cost of $0.4 million, both of which expire on December 29, 2004. The net impact on our earnings resulting from gains and/or losses on these option agreements has not been, and is not expected to be, material. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, our management cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

Leverage

We are highly leveraged and have significant debt service obligations. Although our management believes that the incurrence of this long-term indebtedness has been important in funding the growth of our business, including facilitating our acquisition of Insignia in 2003, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate advisory services industry.

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

In addition, on June 15, 2004 we received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us, in connection with the sale of 7,726,764 shares of our Class A common stock pursuant to the completion of our initial public offering. During June 2004, we used a portion of the net proceeds received from the offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement and during July 2004, we used the remaining net proceeds we received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9 3/4% senior notes. Our management expects to continue to look for opportunities to reduce our debt in the future.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements, both place constraints on the operation of our business.

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

The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2004 include full periods of activity for Insignia. However, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 include the activity of Insignia from July 23, 2003, the date of the Insignia Acquisition. As such, our consolidated financial statements after the Insignia Acquisition are not directly comparable to our consolidated financial statements prior to the Insignia Acquisition.

Segment Reporting

We report our operations through three geographically organized segments: (1) Americas, (2) Europe, the Middle East and Africa (EMEA), and (3) Asia Pacific. The Americas consists of operations located in the U.S., Canada, Mexico and South America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand.

Results of Operations

The following tables set forth items derived from the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Revenue	$574,999	100.0%	$423,376	100.0%	$1,566,907	100.0%	$1,008,817	100.0%

Costs and expenses:

Cost of services	300,711	52.3	207,820	49.1	797,544	50.9	484,485	48.0
Operating, administrative and other	213,226	37.1	180,676	42.7	643,016	41.0	444,272	44.0
Depreciation and amortization	12,340	2.1	41,071	9.7	40,001	2.6	53,571	5.3
Merger-related charges	4,040	0.7	16,485	3.9	25,574	1.6	19,795	2.0

Operating income (loss)	44,682	7.8	(22,676)	(5.4)	60,772	3.9	6,694	0.7
Equity income from unconsolidated subsidiaries	4,826	0.8	2,318	0.5	10,120	0.6	9,182	0.9
Interest income	672	0.2	1,373	0.4	2,303	0.2	2,624	0.2
Interest expense	14,919	2.6	21,000	5.0	52,138	3.4	51,739	5.1
Loss on extinguishment of debt	17,066	3.0	6,840	1.6	21,075	1.3	6,840	0.7

Income (loss) before provision (benefit) for income taxes	18,195	3.2	(46,825)	(11.1)	(18)	0.0	(40,079)	(4.0)
Provision (benefit) for income taxes	6,300	1.1	(18,380)	(4.4)	1,690	0.1	(15,459)	(1.6)

Net income (loss)	$11,895	2.1%	$(28,445)	(6.7)%	$(1,708)	(0.1)%	$(24,620)	(2.4)%

EBITDA	$61,848	10.8%	$20,713	4.9%	$110,893	7.1%	$69,447	6.9%

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

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP), and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income (loss) and net income (loss), each as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$11,895	$(28,445)	$(1,708)	$(24,620)
Add:
Depreciation and amortization	12,340	41,071	40,001	53,571
Interest expense	14,919	21,000	52,138	51,739
Loss on extinguishment of debt	17,066	6,840	21,075	6,840
Provision (benefit) for income taxes	6,300	(18,380)	1,690	(15,459)
Less:
Interest income	672	1,373	2,303	2,624

EBITDA	$61,848	$20,713	$110,893	$69,447

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

We reported consolidated net income of $11.9 million for the three months ended September 30, 2004 on revenue of $575.0 million as compared to a consolidated net loss of $28.4 million on revenue of $423.4 million for the three months ended September 30, 2003.

Our revenue on a consolidated basis increased by $151.6 million, or 35.8%, as compared to the three months ended September 30, 2003. The increase was primarily driven by significant organic growth, fueled by generally improved market conditions in the United States as well as the contribution from Insignia’s operations for a full quarter in the current period as compared to part of the quarter in the prior year period. This resulted in higher revenues in our Americas business segment, particularly relative to sales and lease transaction revenue. In addition, we experienced higher consultation fees as well as increased sales and lease transaction revenue in our EMEA business segment primarily due to the Insignia Acquisition as well as organic growth. Foreign currency translation had a $13.6 million positive impact on total revenue during the three months ended September 30, 2004.

Our cost of services on a consolidated basis totaled $300.7 million, an increase of $92.9 million, or 44.7%, as compared to the three months ended September 30, 2003. Our sales and leasing professionals are generally paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. The Insignia Acquisition resulted in higher payroll-related costs, including bonus accruals, insurance and benefits, producer retention and broker draw amortization. Producer retention bonuses were paid to the top real estate advisory services professionals that we retained in the acquisition. The producer retention expense represents the amortization of these bonuses, which are being amortized through cost of services over the lives of related employment agreements. Foreign currency translation had a $6.1 million negative impact on cost of services during the three months ended September 30, 2004. Cost of services as a percentage of revenue increased from 49.1% in the prior year quarter to 52.3% in the current year quarter primarily driven by producers reaching higher commission tranches as a result of higher revenue as well as due to producer retention and broker draw amortization recorded in 2004.

Our operating, administrative and other expenses on a consolidated basis totaled $213.2 million, an increase of $32.6 million, or 18.0%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase was primarily driven by higher payroll related costs, marketing expenses and professional fees, including $1.9 million in the current quarter related to the ongoing Sarbanes-Oxley compliance work. Additionally, operating expenses were higher in the current period as a result of $3.0 million in write-downs of investments in our Americas business segment as well as higher occupancy expenses, particularly in our EMEA business segment. Finally, foreign currency translation had a $6.3 million negative impact on total operating expenses during the three months ended September 30, 2004.

Our depreciation and amortization expense on a consolidated basis decreased by $28.7 million, or 70.0%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease was largely due to lower amortization expense related to intangibles acquired in the Insignia Acquisition, including a reduction in amortization expense of $28.5 million related to acquired net revenue backlog. As of September 30, 2004, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Insignia Acquisition was $2.8 million, which is expected to be fully amortized by the end of 2004.

Our merger-related charges on a consolidated basis were $4.0 million and $16.5 million for the three months ended September 30, 2004 and 2003, respectively. The charges for the quarter ended September 30, 2004 primarily consisted of lease termination costs associated with a final space vacated in the current year quarter as a result of the Insignia Acquisition. The charges for the quarter ended September 30, 2003 mainly consisted of lease termination costs associated with vacated spaces as well as consulting and severance costs, all of which were related to the Insignia Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $2.5 million, or 108.2%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, primarily due to a one-time fee of $0.9 million received from an investment fund as well as improved overall performance of our equity investments in the United States and Japan.

Our consolidated interest expense was $14.9 million for the three months ended September 30, 2004, a decrease of $6.1 million, or 29.0%, as compared to the three months ended September 30, 2003. This decline was primarily driven by the interest savings realized as a result of debt repayments during the fourth quarter of 2003 and throughout 2004. We expect to achieve annual cash interest savings in 2005 of approximately $16.0 million as a result of our de-leveraging efforts in 2004.

Our loss on extinguishment of debt on a consolidated basis was $17.1 million and $6.8 million for the three months ended September 30, 2004 and 2003, respectively. The loss incurred for the quarter ended September 30, 2004 related to the write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the redemptions of $70.0 million in aggregate principal amount of our 9 3/4% senior notes and $38.3 million in aggregate principal amount of our 16.0% senior notes with the net proceeds received from our initial public offering. The loss incurred in the prior year quarter related to the write-off of unamortized deferred financing fees associated with a prior credit facility, which was replaced in connection with the Insignia Acquisition.

Our provision for income taxes on a consolidated basis was $6.3 million for the three months ended September 30, 2004 as compared to a benefit for income taxes of $18.4 million for the three months ended September 30, 2003. The effective tax rate was a 39.3% benefit in the three months ended September 30, 2003 versus a 34.6% provision in the three months ended September 30, 2004. The decrease in the tax rate was primarily related to the favorable tax return-to-book provision reconciliation during the third quarter.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

We reported a consolidated net loss of $1.7 million for the nine months ended September 30, 2004 on revenue of $1.6 billion as compared to a consolidated net loss of $24.6 million on revenue of $1.0 billion for the nine months ended September 30, 2003.

Our revenue on a consolidated basis increased by $558.1 million, or 55.3%, as compared to the nine months ended September 30, 2003. The increase was primarily driven by the combination of the Insignia Acquisition and organic market share growth sustained by the improvement of general economic conditions in the United States. This was evidenced by higher revenues in our Americas and EMEA business segments, particularly relative to sales and lease transaction revenue as well as management and consulting fees. In addition, in our EMEA business segment we experienced an increase in appraisal fees. Also, with the anticipation of rising interest rates in the United States during the first part of the year, we experienced an increase in loan origination fees in our Americas business segment. Foreign currency translation had a $46.8 million positive impact on total revenue during the nine months ended September 30, 2004.

Our cost of services on a consolidated basis increased by $313.1 million, or 64.6%, as compared to the nine months ended September 30, 2003. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the overall increase in revenue. The Insignia Acquisition has contributed to higher payroll-related costs, including bonus accruals, insurance and benefits, producer retention and broker draw amortization. The producer retention expense, which represents amounts paid to the top real estate advisory services professionals that we retained at the time of the acquisition, is being amortized through cost of services over the lives of the related employment agreements. As part of our refinement of the purchase price allocation for the Insignia Acquisition, during the three months ended March 31, 2004, we assigned a $6.6 million fair value to a broker draw asset acquired in the Insignia Acquisition. Based on our management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimated that we would derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and, accordingly, we are amortizing it on a straight-line basis, which reflects the pattern in which the economic benefits of the broker draw asset are consumed, during that period. During the nine months ended September 30, 2004, we have recorded $3.9 million for the amortization of this broker draw asset, which includes a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. The producer retention and the broker draw amortization are considered integration costs associated with the Insignia Acquisition and together amounted to $8.2 million for the nine months ended September 30, 2004. Foreign currency translation had a $20.8 million negative impact on cost of services during the nine months ended September 30, 2004. Cost of services as a percentage of revenue increased from 48.0% for the nine months ended September 30, 2003 to 50.9% for the nine months ended September 30, 2004, primarily driven by producers reaching higher commission tranches as a result of higher revenue and due to the producer retention and broker draw amortization recorded in 2004 as well as the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition.

Our operating, administrative and other expenses on a consolidated basis were $643.0 million, an increase of $198.7 million, or 44.7%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase was primarily driven by higher costs as a result of the Insignia Acquisition, including $3.6 million of integration costs, as well as increased worldwide payroll-related expenses, such as bonuses and insurance and benefits and increased marketing expenses. Higher occupancy expenses, particularly in our EMEA business segment, the write-down of investments of $3.0 million in our Americas business segment as well as professional fees of $2.7 million in the current year related to the ongoing Sarbanes-Oxley compliance work also contributed to the variance. During the current year, we also incurred one-time compensation expense of $15.0 million related to bonus payments that were triggered by our initial public offering and were payable to several of our non-executive real estate advisory services employees as a result of provisions in their employment agreements. Additionally, in 2003 total operating expenses were reduced by substantial net foreign currency transaction gains as the dollar was very weak particularly relative to the Australian and New Zealand dollars, while in the current period we experienced only moderate net foreign currency transaction losses. Finally, foreign currency translation had a $22.5 million negative impact on total operating expenses during the nine months ended September 30, 2004.

Our depreciation and amortization expense on a consolidated basis decreased by $13.6 million, or 25.3%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease was largely due to lower amortization expense related to intangibles acquired in the Insignia Acquisition, including a reduction in amortization expense of $20.7 million related to acquired net revenue backlog. As of September 30, 2004, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Insignia Acquisition was $2.8 million and is expected to be fully amortized by the end of 2004. Partially offsetting the aforementioned decrease in amortization expense was a $5.2 million increase in depreciation expense during 2004 mainly related to depreciation expense associated with fixed assets acquired in the Insignia Acquisition.

Our merger-related charges on a consolidated basis were $25.6 million and $19.8 million for the nine months ended September 30, 2004 and 2003, respectively. The charges for both years primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased $0.9 million, or 10.2%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, primarily due to a one-time incentive fee of $0.9 million received from an investment fund as well as improved overall performance of our equity investments in the United States and Japan. These increases were partially offset, on a year over year comparison basis, by the impact of a one-time gain on the sale of owned units in an investment fund recognized in the prior year.

Our consolidated interest expense was $52.1 million for the nine months ended September 30, 2004, which was relatively flat in comparison to the prior year period. The slight increase was driven by higher interest expense as a result of the additional debt issued in connection with the Insignia Acquisition offset by the interest savings realized as a result of debt repayments during the fourth quarter of 2003 and throughout 2004. As a result of our de-leveraging efforts to date in 2004, we expect to achieve annual cash interest savings in 2005 of approximately $16.0 million.

Our loss on the extinguishment of debt on a consolidated basis was $21.1 million and $6.8 million for the nine months ended September 30, 2004 and 2003, respectively. The loss incurred during the current year was related to the write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the redemptions of $70.0 million in aggregate principal amount of our 9 3/4% senior notes and $38.3 million in aggregate principal amount of our 16.0% senior notes with the net proceeds received from our initial public offering. Additionally, we incurred a loss of $4.0 million in the second quarter of 2004 related to the write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, in connection with the $21.6 million repurchase of our 11 1/4% senior subordinated notes in the open market during May and June 2004. The loss in the prior year related to the write-off of unamortized deferred financing fees associated with a prior credit facility, which was replaced in connection with the Insignia Acquisition.

Our provision for income taxes on a consolidated basis was $1.7 million for the nine months ended September 30, 2004 as compared to a benefit for income taxes of $15.5 million for the nine months ended September 30, 2003. The unusual tax rate for the nine months ended September 30, 2004 was primarily related to losses sustained in jurisdictions where no tax benefit can be provided .

Segment Operations

The following table summarizes the revenue, costs and expenses, and operating income (loss) by operating segment for the periods ended September 30, 2004 and 2003 (dollars in thousands). The Americas results for the three months ended September 30, 2004 and 2003, and for the nine months ended September 30, 2004 and 2003, include merger-related charges of $4.0 million, $14.2 million, $22.0 million and $15.9 million, respectively, attributable to the Insignia Acquisition. The EMEA results for the three months ended September 30, 2003 and for the nine months ended September 30, 2004 and 2003, include merger-related charges of $2.3 million, $3.5 million and $3.9 million, associated with the Insignia Acquisition. The Asia Pacific segment did not incur any merger-related charges associated with the Insignia Acquisition.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Americas
Revenue	$425,194	100.0%	$324,508	100.0%	$1,148,577	100.0%	$766,995	100.0%
Costs and expenses:
Cost of services	232,746	54.7	165,013	50.8	614,254	53.5	380,942	49.7
Operating, administrative and other	143,526	33.8	129,170	39.8	435,117	37.9	316,352	41.2
Depreciation and amortization	9,045	2.1	28,086	8.7	27,007	2.3	37,277	4.8
Merger-related charges	4,040	1.0	14,153	4.4	22,037	1.9	15,891	2.1

Operating income (loss)	$35,837	8.4%	$(11,914)	(3.7)%	$50,162	4.4%	$16,533	2.2%

EBITDA	$49,184	11.6%	$18,708	5.8%	$86,770	7.6%	$63,189	8.2%

EMEA
Revenue	$110,000	100.0%	$69,390	100.0%	$310,511	100.0%	$167,020	100.0%
Costs and expenses:
Cost of services	49,413	44.9	30,401	43.8	133,001	42.8	70,782	42.4
Operating, administrative and other	53,938	49.1	38,466	55.4	162,740	52.4	91,615	54.9
Depreciation and amortization	2,000	1.8	12,035	17.3	10,093	3.3	13,856	8.3
Merger-related charges	—	—	2,332	3.4	3,537	1.1	3,904	2.3

Operating income (loss)	$4,649	4.2%	$(13,844)	(19.9)%	$1,140	0.4%	$(13,137)	(7.9)%

EBITDA	$6,589	6.0%	$(2,062)	(3.0)%	$10,956	3.5%	$358	0.2%

Asia Pacific
Revenue	$39,805	100.0%	$29,478	100.0%	$107,819	100.0%	$74,802	100.0%
Costs and expenses:
Cost of services	18,552	46.6	12,406	42.1	50,289	46.6	32,761	43.8
Operating, administrative and other	15,762	39.6	13,040	44.2	45,159	41.9	36,305	48.5
Depreciation and amortization	1,295	3.3	950	3.2	2,901	2.7	2,438	3.3

Operating income	$4,196	10.5%	$3,082	10.5%	$9,470	8.8%	$3,298	4.4%

EBITDA	$6,075	15.3%	$4,067	13.8%	$13,167	12.2%	$5,900	7.9%

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

However, EBITDA is not a recognized measurement under U.S. GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income (loss), as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt payments.

We do not allocate net interest expense or provision (benefit) for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Americas
Operating income (loss)	$35,837	$(11,914)	$50,162	$16,533
Add:
Depreciation and amortization	9,045	28,086	27,007	37,277
Equity income from unconsolidated subsidiaries	4,302	2,536	9,601	9,379

EBITDA	$49,184	$18,708	$86,770	$63,189

EMEA
Operating income (loss)	$4,649	$(13,844)	$1,140	$(13,137)
Add:
Depreciation and amortization	2,000	12,035	10,093	13,856
Equity loss from unconsolidated subsidiaries	(60)	(253)	(277)	(361)

EBITDA	$6,589	$(2,062)	$10,956	$358

Asia Pacific
Operating income	$4,196	$3,082	$9,470	$3,298
Add:
Depreciation and amortization	1,295	950	2,901	2,438
Equity income from unconsolidated subsidiaries	584	35	796	164

EBITDA	$6,075	$4,067	$13,167	$5,900

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Americas

Revenue increased by $100.7 million, or 31.0%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The overall increase was primarily driven by significant organic revenue growth, fueled by generally improved market conditions in the United States as well as the contribution from Insignia’s operations for a full quarter in the current period as compared to part of the quarter in the prior year period, both of which led to an increase in revenue, most notably in sales and lease transaction revenue.

Cost of services increased by $67.7 million, or 41.0%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The overall increase was primarily driven by higher commission expense, bonus accruals and insurance and benefits, mainly as a result of the aforementioned revenue growth, as well as producer retention and broker draw amortization as a result of the Insignia Acquisition. Cost of services as a percentage of revenue increased from 50.8% in the third quarter of 2003 to 54.7% in the third quarter of 2004, primarily driven by producers reaching higher commission tranches as a result of higher revenue as well as due to producer retention and broker draw amortization recorded in 2004.

Operating, administrative and other expenses increased $14.4 million, or 11.1%, mainly caused by higher payroll related costs, marketing expenses and professional fees, including $1.9 million related to Sarbanes-Oxley compliance work and $3.0 million in write-downs of investments. These write-downs primarily resulted from a period of negative operating cash flows for our investment in Workplace IQ, Ltd., a technology provider specializing in the construction of web-based tools, brought about by unanticipated product delays during 2004 as well as the restructuring and recapitalization of this entity during 2004, which caused a significant decline in our ownership percentage and our preference in equity distributions, and ultimately resulted in the write-off of our investment in its entirety.

EMEA

Revenue increased by $40.6 million, or 58.5%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, primarily driven by increased revenue as a result of the Insignia Acquisition as well as organic growth. This was evidenced by higher sales and lease transaction revenue, particularly in London and Paris, as well as higher consulting and appraisal fees, predominantly in the U.K. Foreign currency translation had a $10.9 million positive impact on total revenue during the three months ended September 30, 2004.

Cost of services increased $19.0 million, or 62.5%, primarily due to the overall revenue growth, which resulted in higher producer compensation and payroll-related costs, including bonuses and insurance and benefits, particularly in the U.K. and France. Also included in producer compensation expense were integration costs of $0.6 million, representing the amortization of bonuses paid to the top producers in the U.K., which are being amortized over the respective lives of their underlying employment agreements. Foreign currency translation had a $4.8 million negative impact on cost of services during the current quarter.

Operating, administrative and other expenses increased by $15.5 million, or 40.2%, mainly driven by higher compensation and payroll related expenses as well as higher marketing expenses. Additionally, expenses in the U.K. were higher due to increased occupancy expense as a result of our relocation to a new facility in London in the fourth quarter of 2003 as well as a $5.0 million charge for an idle facility in the U.K. Foreign currency translation had a $5.3 million negative impact on total operating expenses during the three months ended September 30, 2004.

Asia Pacific

Revenue increased by $10.3 million, or 35.0%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase was primarily driven by an overall increase in revenue in Japan and Australia, primarily resulting from our incremental efforts to increase our market share in the region. Foreign currency translation had a $2.2 million positive impact on total revenue during the current quarter.

Cost of services increased by $6.1 million, or 49.5%, mainly attributable to increased transaction revenue as well as higher producer compensation expense in Australia and Japan resulting from our efforts to increase our market share in this region. Foreign currency translation had a $1.0 million negative impact on cost of services for the three months ended September 30, 2004.

Operating, administrative and other expenses increased by $2.7 million, or 20.9%, largely due to higher expenses in Japan, particularly payroll-related costs, again as a result of our efforts to increase our market share in this region. Foreign currency translation had a $0.9 million negative impact on total operating expenses during the three months ended September 30, 2004.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Americas

Revenue increased by $381.6 million, or 49.8%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The overall increase was primarily driven by the Insignia Acquisition, which resulted in the expansion of our market share in the real estate services area of our advisory services line of business. The increase in market share resulted in higher revenues particularly relative to leasing activity, predominately in the New York area. The Insignia Acquisition also drove an increase in management fees in the current year. The continued improvement of general economic conditions led to an increase in sales and lease transaction revenue, while the anticipation of higher interest rates resulted in higher loan origination fees primarily during the first part of the year.

Cost of services increased by $233.3 million, or 61.2%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase was primarily due to higher commission expense, bonus accruals, insurance and benefits, producer retention and broker draw amortization as a result of the overall increase in revenue as well as due to the Insignia Acquisition. The producer retention expense, which represents amounts paid to the top real estate advisory services professionals of Insignia that we retained at the time of the acquisition, is being amortized through cost of services over the respective lives of their underlying employment agreements. The broker draw amortization of $3.9 million includes a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. It also reflects the pattern in which the economic benefits of the broker draw asset acquired in the Insignia Acquisition are consumed, the fair value of which was refined during the three months ended March 31, 2004. The remaining net broker draw asset of $2.8 million will be amortized on a straight-line basis over the next ten months. Both the producer retention and the broker draw amortization are considered integration costs associated with the Insignia Acquisition and together amounted to $6.3 million for the nine months ended September 30, 2004. Cost of services as a percentage of revenue increased from 49.7% in the third quarter of 2003 to 53.5% in the third quarter of 2004, primarily driven by producers reaching higher commission tranches as a result of higher revenue as well as due to the producer retention and broker draw amortization recorded in 2004 and the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition.

Operating, administrative and other expenses increased $118.8 million, or 37.5%. The increase was primarily driven by higher costs as a result of the Insignia Acquisition, including $3.3 million of integration costs, as well as higher payroll-related expenses, including bonuses and insurance and benefits. Additionally, we incurred higher marketing expenses, professional fees, including $2.7 million related to Sarbanes-Oxley compliance work, and a $3.0 million charge for the write-down of investments. The investment write-down primarily related to the write-off of our investment in Workplace IQ, Ltd. in its entirety as a result of a period of negative operating cash flows brought about by unanticipated product delays during 2004 as well as the restructuring and recapitalization of this entity in 2004, which caused a significant decline in our ownership percentage and preference in equity distributions. We also incurred additional costs as a result of our initial public offering, including one-time compensation expense of $15.0 million related to bonus payments made to several of our non—executive real estate advisory services employees as a result of provisions in their employment agreements. Additionally, in 2003 total operating expenses were reduced by substantial net foreign currency transaction gains as the dollar was very weak particularly relative to the Australian and New Zealand dollars, while in the current year we experienced only moderate net foreign currency transaction losses.

EMEA

Revenue increased by $143.5 million, or 85.9%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, primarily driven by increased revenue as a result of the Insignia Acquisition as well as organic growth. This was evidenced by higher sales and lease transaction revenue, particularly in London and Paris, as well as increased consultation, appraisal and management fees, predominantly in the U.K. Foreign currency translation had a $33.3 million positive impact on total revenue during the nine months ended September 30, 2004.

Cost of services increased $62.2 million, or 87.9%, as a result of higher producer compensation expense as well as increased payroll-related costs, including bonuses and insurance and benefits, particularly in the U.K. and France, primarily due to higher revenue. Also included in producer compensation expense were integration costs of $1.9 million, representing the amortization of bonuses paid to the top producers in the U.K., which are being amortized over the respective lives of their underlying employment agreements. Foreign currency translation had a $14.1 million negative impact on cost of services during the current quarter.

Operating, administrative and other expenses increased by $71.1 million, or 77.6%, mainly driven by higher payroll-related expenses, including bonuses and insurance and benefits, as well as higher marketing expenses, particularly in the U.K. and France, primarily due to the Insignia Acquisition. Also, expenses in the U.K. were higher due to increased occupancy expense as a result of our relocation to a new facility in London in the fourth quarter of 2003 as well as $8.7 million of charges related to an idle facility and a sublease termination in the U.K. Foreign currency translation had a $17.2 million negative impact on total operating expenses during the nine months ended September 30, 2004.

Asia Pacific

Revenue increased by $33.0 million, or 44.1%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase was primarily driven by an overall increase in revenue in Australia and Japan, primarily resulting from our successful efforts to increase incremental market share in the region. Foreign currency translation had a $10.1 million positive impact on total revenue during the nine months ended September 30, 2004.

Cost of services increased by $17.5 million, or 53.5%, mainly attributable to higher producer compensation expense due to the increased headcount in Australia and Japan resulting from our efforts to increase our market share in this region, in addition to higher commissions as a result of higher transaction revenue. Foreign currency translation had a $4.9 million negative impact on cost of services for the nine months ended September 30, 2004.

Operating, administrative and other expenses increased by $8.9 million, or 24.4%, primarily due to higher payroll-related costs, including bonuses in Australia and Japan, mainly attributable to the aforementioned increased headcount. Additionally, higher bad debt expense in Japan related to the write-off on an uncollectible receivable during the period, also contributed to the increase. Foreign currency translation had a $4.1 million negative impact on total operating expenses during the nine months ended September 30, 2004.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under the revolving credit facility of our amended and restated credit agreement described below. Included in the capital requirements that we expect to be able to fund during 2004 are approximately $40.0 million of anticipated capital expenditures, net of concessions received, of which $27.5 million has been funded on or prior to September 30, 2004. The capital expenditures for 2004 are primarily comprised of information technology costs, which are driven largely by computer replacement costs as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

From time to time, we consider potential strategic acquisitions. Our management believes that any future significant acquisitions that we make most likely would require us to obtain additional debt or equity financing.

In the past, we have been able to obtain such financing for other material transactions on terms that our management believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms in the future, if we decide to make any material acquisitions.

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan in 2010, our 9 3/4% senior notes in 2010 and our 11 1/4% senior subordinated notes in 2011. During June 2004, we used a portion of the net proceeds we received from our June 15, 2004 initial public offering to prepay $15.0 million in principal amount of the senior secured term loan under our amended and restated credit agreement. During July 2004, we used the remaining net proceeds received from the offering to redeem all $38.3 million in aggregate principal amount of the remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9 3/4% senior notes. In the future, we will continue to look for opportunities to reduce debt, which is consistent with our de-leveraging efforts thus far in 2004. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are our obligations related to our deferred compensation plans and our U.K. pension plans. Pursuant to our deferred compensation plans, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plans represent future cash payment obligations for us. We currently have invested in insurance funds for the purpose of funding approximately half of our future cash deferred compensation obligations. In addition, upon each distribution under the plans, we receive a corresponding tax deduction for such compensation payment. Our U.K. subsidiaries maintain pension plans with respect to which a limited number of our U.K. employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. As of December 31, 2003, based upon actuarial calculations of future benefit obligations under these plans, these plans were in the aggregate approximately $44.2 million underfunded. Our management expects that any future obligations under our deferred compensation plans and pension plans that are not currently funded will be funded out of our future cash flow from operations.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $38.6 million for the nine months ended September 30, 2004, an increase of $109.3 million as compared to the nine months ended September 30, 2003. The Insignia Acquisition in July 2003 has impacted substantially all components of cash used in our operating activities making comparison against the same period in the prior year not meaningful.

Investing Activities

Net cash provided by investing activities totaled $8.8 million for the nine months ended September 30, 2004, representing an increase of $261.5 million as compared to the nine months ended September 30, 2003. This increase was primarily due to the Insignia Acquisition. In addition, during the nine months ended September 30, 2004, we received proceeds from the sale of property held for sale related to a real estate investment in Japan. These increases were slightly offset by an increase in capital expenditures, net of landlord concessions received, of $19.3 million, primarily resulting from integration costs related to leasehold improvements in new and combined offices as a result of the Insignia Acquisition as well as a decrease in concessions received during the current year.

Financing Activities

Net cash used in financing activities totaled $61.7 million for the nine months ended September 30, 2004 as compared to net cash provided by financing activities of $328.5 million for the nine months ended September 30, 2003. The decrease was primarily driven by debt repayments made in 2004 as well as a net increase in debt in the prior year mainly relating to the debt financing required by the Insignia Acquisition. The impact of these items was partially offset by the repayment of Insignia notes payable in the prior year as well as higher deferred financing fees paid in the prior year.

Initial Public Offering

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholders on June 15, 2004 and July 14, 2004.

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

Our Credit Agreement permitted us, among other things to use the net proceeds we received from our IPO to pay down debt, including the redemptions in July 2004 of all $38.3 million in aggregate principal amount of our 16% senior notes due 2011 and $70.0 million in aggregate principal amount of our 9 3/4% senior notes due 2010, and the prepayment of $15.0 million in principal amount of our term loan under our Credit Agreement, which prepayment occurred on June 15, 2004.

Our Credit Agreement includes the following: (1) a term loan facility of $295.0 million (of which $280.0 million was outstanding as of September 30, 2004), requiring quarterly principal payments of $2.95 million beginning December 31, 2004 through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. Our Credit Agreement also permits us to make additional borrowings under the term loan facility of up to $25.0 million, subject to the satisfaction of customary conditions.

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.25% to 2.50% or the alternate base rate plus 1.25% to 1.50%, in both cases as determined by reference to the credit rating assigned to the term facility by Moody’s Investors Service and Standard & Poor’s. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. During June 2004, we used a portion of the net proceeds we received from our IPO to prepay $15.0 million in principal amount of the term loan facility. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $280.0 million and $297.5 million as of September 30, 2004 and December 31, 2003, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based, at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2004 and December 31, 2003, we had no revolving credit facility principal outstanding. As of September 30, 2004, letters of credit totaling $24.3 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness and operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35%, of our 9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $130.0 million and $200.0 million as of September 30, 2004 and December 31, 2003, respectively.

In June 2001, in order to partially finance our acquisition of CB Richard Ellis Services, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11 1/4% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CB Richard Ellis Services assumed all obligations with respect to the 11 1/4% senior subordinated notes in connection with the merger of Blum CB Corp. with and into CB Richard Ellis Services on July 20, 2001. The 11 1/4% senior subordinated notes are unsecured senior subordinated obligations of CB Richard Ellis Services and rank equally in right of payment with any of CB Richard Ellis Services’ existing and future unsecured senior subordinated indebtedness, but are subordinated to any of CB Richard Ellis Services’ existing and future senior indebtedness. The 11 1/4% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11 1/4% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11 1/4% senior subordinated notes), we are obligated to make an offer to purchase the 11 1/4% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid $3.1 million of premiums in connection with these open market purchases. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $205.0 million and $226.2 million as of September 30, 2004 and December 31, 2003, respectively.

Also, to partially fund our acquisition of CB Richard Ellis Services in 2001, we issued $65.0 million in aggregate principal amount of 16% senior notes due July 20, 2011. The 16% senior notes were unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrued at a rate of 16.0% per year and was payable quarterly in arrears. Under the terms of the indenture governing the 16% senior notes and subject to the restrictions set forth in the Credit Agreement, the notes were redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem the remaining $38.3 million in aggregate principal amount of our 16% senior notes, which also required the payment of a $2.5 million premium and accrued and unpaid interest through the date of redemption. The amount of the 16% senior notes included in the accompanying consolidated balance sheet, net of unamortized discount was $35.5 million as of December 31, 2003.

Our Credit Agreement and the indentures governing our 9 3/4% senior notes and our 11 1/4% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our outstanding senior secured term loan, our 9 3/4% senior notes and our 11 1/4% senior subordinated notes. Although neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow, they may affect the applicable interest rate for our senior secured term loan. In addition, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

A joint venture that we have consolidated since 2001 incurred non-recourse debt to acquire a real estate investment in Japan in 2001. This debt was secured by a mortgage on the acquired real estate asset. During August 2004, the joint venture completed the sale of this real estate asset and utilized the proceeds from the sale to repay all of the non-recourse debt, plus accrued interest and other fees. In our accompanying consolidated balance sheet, this debt comprised $2.0 million of our other short-term borrowings and $41.8 million of our other long-term debt as of December 31, 2003.

Our wholly owned subsidiary, L.J. Melody, has a credit agreement with Residential Funding Corporation (RFC) for the purpose of funding mortgage loans that will be resold. On August 19, 2004, we entered into a Third Amendment to Fourth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit). The current agreement provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expires on December 1, 2004. We expect that prior to December 1, 2004 L.J. Melody will be able to reach a satisfactory amendment to extend the term of the agreement with RFC or to enter into an agreement with another third party to provide substitute financing arrangements for the purpose of funding mortgage loans. However, if L.J. Melody is unable to do so, the business and results of operations of our mortgage loan origination and servicing line of business may be adversely affected. During the quarter ended September 30, 2004, we had a maximum of $244.6 million warehouse line of credit principal outstanding with RFC. As of September 30, 2004 and December 31, 2003, we had a $111.8 million and a $230.8 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $111.8 million and $230.8 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased, as of September 30, 2004 and December 31, 2003, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, which significantly expanded our investment management services business, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2003. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark senior notes bore interest at 9.0%. On January 1, 2003, the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our credit agreement. On January 1, 2005, the interest rate on all of the other Westmark senior notes will be adjusted to equal the interest rate then in effect with respect to amounts outstanding under our credit agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $12.1 million as of September 30, 2004 and December 31, 2003.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K., which was part of Insignia’s business strategy of increasing its presence in that country. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2004 and December 31, 2003, $9.7 million and $12.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. The amount of the Euro cash pool loan included in short-term borrowings in the accompanying consolidated balance sheets was $3.5 million and $11.5 million as of September 30, 2004 and December 31, 2003, respectively.

Deferred Compensation Plan Obligations

We have two deferred compensation plans, one of which has been frozen and is no longer accepting deferrals, which we refer to as the Old DCP, and one of which became effective on August 1, 2004 and began accepting deferrals on August 13, 2004, which we refer to as the New DCP. Because a substantial majority of the deferrals under both the Old DCP and the New DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants may receive unscheduled in-service withdrawals subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment than we expect.

Old DCP

Prior to amending the Old DCP as discussed below, each participant in the Old DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of September 30, 2004, 2004, there were 2,911,915 outstanding stock fund units under the Old DCP, substantially all of which had vested as of October 15, 2004. The deferred compensation liability in the accompanying consolidated balance sheets was $146.7 million and $138.0 million at September 30, 2004 and December 31, 2003, respectively.

Effective January 1, 2004, we closed the Old DCP to new participants. Until January 1, 2005, the Old DCP will continue to accept compensation deferrals from those participants who currently have a balance in the plan, meet the eligibility requirements and elect to participate, in each case up to a maximum annual contribution amount of $250,000 per participant. Effective January 1, 2005, no additional deferrals will be permitted under this plan. Existing account balances under the plan will be paid to participants in the future according to their existing deferral elections. However, all participants may make unscheduled in-service withdrawals of their account balances, including the shares of Class A common stock underlying stock fund units, if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal.

Prior to our initial public offering, all shares held by our current and former employees and consultants, including any shares that such employees and consultants are entitled to receive as distributions with respect to stock fund units in the Old DCP, were subject to transfer restrictions. In connection with our initial public offering, we waived all of these transfer restrictions. As a result, all of these shares, including any shares received as future distributions with respect to stock fund units in the Old DCP, may be sold, subject to applicable securities law requirements. Shortly after our initial public offering, we filed a registration statement on Form S-8 that registered, among other things, the shares of Class A common stock to be distributed in the future with respect to stock fund units in the Old DCP. We have entered into agreements with participants in the Old DCP holding stock fund units with 2,280,831 underlying shares of Class A common stock pursuant to which these participants have agreed to sell no more than 20% of the shares underlying their current stock fund unit balances during any month over the next five months in exchange for fixed cash payments by us to these participants.

New DCP

Effective August 1, 2004, we adopted the New DCP, which began accepting deferrals for compensation otherwise earned after August 13, 2004. Under the New DCP, each participant is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. Deferrals are credited at the participant’s election to one or more investment alternatives under the New DCP, which include a money-market fund and a mutual fund investment option. There is limited flexibility for participants to change distribution elections once made. However, all participants may make unscheduled in-service withdrawals of their account balances if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal.

Pension Liability

Our subsidiaries based in the U.K. maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $36.6 million and $36.0 million at September 30, 2004 and December 31, 2003, respectively. We expect to contribute a total of $4.9 million to fund our pension plan for the year ended December 31, 2004, of which $3.8 million was funded as of September 30, 2004.

Other Obligations and Commitments

In connection with the sale of real estate investment assets by Insignia to Island Fund I LLC (Island) on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of September 30, 2004, an aggregate of approximately $5.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $2.9 million as security for Island’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island.

L.J. Melody previously executed an agreement with the Federal National Mortgage Association (Fannie Mae) to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and L.J. Melody retains the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $85.8 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $0.9 million. The other 1% is covered in the form of a guarantee to Fannie Mae by L.J. Melody.

We had letters of credit totaling $6.1 million as of September 30, 2004, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. Approximately $5.2 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above. The remaining $0.9 million outstanding letter of credit is the Fannie Mae letter of credit described above. The outstanding letters of credit as of September 30, 2004 expire at varying dates through July 23, 2005. However, we are obligated to renew the letters of credit related to the Island purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $5.1 million as of September 30, 2004, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae discussed above. Approximately $1.2 million of the guarantees are related to investment activity that is scheduled to expire on September 1, 2008. The guarantee related to the Island purchase agreement expired on the September 15, 2004 maturity date of the underlying loan agreement, however, similar loan terms are expected to be renewed, modified or extended upon the completion of on-going negotiations. Currently, renewals, modifications and extensions of such loan may be made without our consent, but the Insignia $1.3 million amount of our guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension. The guarantee obligation related to the agreement with Fannie Mae discussed above will expire in December 2004.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of September 30, 2004, we had committed $41.7 million to fund future co-investments. We expect that approximately $11.0 million of these commitments will be funded during 2004. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

Derivatives and Hedging Activities

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from inter-company loans. We do not engage in any speculative activities with respect to foreign currency. At September 30, 2004, we had foreign currency exchange forward contracts with an aggregate notional amount of $12.0 million, which expire on various dates through December 31, 2004. The net impact on our earnings for the three and nine months ended September 30, 2004 resulting from the unrealized gains and/or losses on the foreign currency exchange forward contracts was not significant. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling, which would have expired on December 29, 2004. On July 2, 2004, we entered into an option agreement to purchase an aggregate notional amount of 18.8 million euros, which also would have expired on December 29, 2004. During October 2004, we sold both of these option agreements and entered into two new option agreements to purchase an aggregate notional amount of 10.2 million British pounds sterling for a cost of $0.3 million and 20.0 million euros for a cost of $0.4 million, both of which expire on December 29, 2004. The net impact on our earnings resulting from gains and/or losses on these option agreements has not been, and is not expected to be, material.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. Statement of Financial Accountings Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position for the three and nine months ended September 30, 2004 resulting from these derivative contracts was not significant.

Litigation

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

New Accounting and Tax Pronouncements

On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, which would include all unvested grants at the time of adoption. The FASB expects to issue a final standard late in 2004. On October 13, 2004, the FASB decided that the final amendment would be effective for public companies for any interim or annual period beginning after June 15, 2005, though early adoption would be encouraged. The adoption of this Exposure Draft is not expected to have a material impact on our financial position or results of operations.

In October 2004, the “American Jobs Creation Act of 2004” was passed. We are currently assessing the impact of this law on our operations, particularly relative to provisions on repatriation of foreign earnings as well as deferred compensation. We do not expect this act to have a material impact on our financial position or results of operations.

Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which are generally identified by the use of terms such as “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date of this report and, except to the extent required by applicable securities laws, we expressly disclaim any obligation to update or revise any forward-looking statements found in this report to reflect actual results, any changes in our expectations or any change in events. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward looking statements. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

During the nine months ended September 30, 2004, approximately 30.2% of our business is transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. We routinely monitor our transaction exposure to currency exchange rate changes and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure, as appropriate. We do not engage in any speculative activities with respect to foreign currency. At September 30, 2004, we had foreign currency exchange forward contracts with an aggregate notional amount of $12.0 million, which expire on various dates through December 31, 2004. The net impact on our earnings for the three and nine months ending September 30, 2004 resulting from the unrealized gains and/or losses on the foreign currency exchange forward contracts was not significant. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling for a cost of $0.6 million, which would have expired on December 29, 2004. On July 2, 2004, we entered into an option agreement to purchase an aggregate notional amount of 18.8 million euros for a cost of $0.7 million, which also would have expired on December 29, 2004. During October 2004, we sold both of these option agreements and entered into two new option agreements to purchase an aggregate notional amount of 10.2 million British pounds sterling for a cost of $0.3 million and 20.0 million euros for a cost of $0.4 million, both of which expire on December 29, 2004. The net impact on our earnings resulting from gains and/or losses on these option agreements has not been, and is not expected to be, material.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 40 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at September 30, 2004, the net impact would be a decrease of $1.2 million on pre-tax income and cash provided by operating activities for the nine months ended September 30, 2004.

Based on dealers’ quotes at September 30, 2004, the estimated fair values of our 9 3/4% senior notes and our 11 1/4% senior subordinated notes were $148.2 million and $238.5 million, respectively. Estimated fair values for the term loan under the senior secured credit facilities and the remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the majority of this debt is based on variable rates that approximate terms that we believe could be obtained at September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company has formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out our evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communications officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability that may result from the disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	In our initial public offering, we issued and sold 7,726,764 shares of Class A common stock and the selling stockholders sold an aggregate of 16,273,236 shares of Class A common stock. The shares sold in the initial public offering were registered pursuant to our Registration Statement on Form S-1, as amended, registration statement number 333-112867, which became effective on June 9, 2004. On June 9, 2004, we priced these shares of common stock at $19.00 per share. As of June 10, 2004, the Class A common stock began trading on the New York Stock Exchange under the symbol “CBG.” The sale of these shares closed on June 15, 2004. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by the underwriters.

The aggregate offering price of the shares of Class A common stock issued and sold by us was $146,808,516. We paid an aggregate of $8,808,511 in underwriting discounts and commissions, resulting in proceeds to us of $138,000,005. In addition, we incurred an aggregate of approximately $3.0 million in other expenses related to the initial public offering. The aggregate offering price of the shares of Class A common stock sold by the selling stockholders on June 15, 2004 and July 14, 2004 was $313,548,184. The selling stockholders paid an aggregate of $18,812,891 in underwriting discounts and commissions, resulting in aggregate proceeds to the selling stockholders of $294,735,293. We did not receive any of the proceeds from the shares of Class A common stock sold by the selling stockholders on June 15, 2004 and July 14, 2004.

The offering was made though an underwriting syndicate led by Credit Suisse First Boston LLC and Citigroup Global Markets Inc., acting as joint book-running managers. J.P. Morgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as co-managers.

Between the effective date and June 30, 2004, we used $15.0 million of the net proceeds we received from the initial public offering to prepay the term loan under our amended and restated credit agreement. Between July 1, 2004 and September 30, 2004, we used the remaining net proceeds we received from the initial public offering to redeem the remaining $38.3 million in aggregate principal amount of our 16% senior notes (which also required the payment of a $2.5 million premium and accrued and unpaid interest through the date of redemption) and to redeem $70.0 million in aggregate principal amount of our 9 3/4% senior notes due 2010 (which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption).

(c)	Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	CB Richard Ellis Deferred Compensation Plan effective as of August 1, 2004 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 (No. 333-119362) filed with the Securities and Exchange Commission on September 29, 2004)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of the 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: November 9, 2004	/s/ KENNETH J. KAY
Kenneth J. Kay Chief Financial Officer (authorized officer and principal financial officer of the registrant)

Date: November 9, 2004	/s/ GIL BOROK
Gil Borok Global Controller (principal accounting officer of the registrant)