Form 10-K
period 2004-12-31
CB RICHARD ELLIS GROUP INC
filed 2005-03-15
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-32983

CB RICHARD ELLIS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

865 South Figueroa Street, Suite 3400 Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

(213) 613-3226

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

As of June 30, 2004, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $1.3 billion based upon the last sales price on June 30, 2004 on the New York Stock Exchange of $19.10 for the Company’s Class A Common Stock.

As of February 28, 2005, the number of shares of Class A common stock outstanding was 71,894,925.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy statement for the Registrant’s 2005 Annual Meeting of Stockholders to be held June 2, 2005 are incorporated by reference in Part II and Part III of this Form 10-K Report.

Item 1. Business

Overview

CB Richard Ellis Group, Inc. (which may be referred to in this Form 10-K as “we”, “us” and “our”) is the largest global commercial real estate services firm, based on 2004 revenue, offering a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2004, excluding affiliate and partner offices, we operated in over 200 offices worldwide with approximately 13,500 employees providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees. For the year ended December 31, 2004, approximately 89.2% of our revenue related to engagements on a per project or transaction basis and approximately 10.8% of our revenue related to ongoing management fee engagements.

We have a well-balanced, highly diversified base of clients that includes more than 70 of the Fortune 100 companies. Many of our clients are consolidating their commercial real estate-related expenditures with fewer providers and, as a result, awarding their business to those providers that have a strong presence in important markets and the ability to provide a complete range of services worldwide. As a result of this trend and our ability to deliver comprehensive solutions for our clients’ needs across a wide range of markets, we believe we are well positioned to capture a growing percentage of our clients’ commercial real estate services expenditures.

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

CB Richard Ellis Group, Inc., which was initially known as Blum CB Holding Corp. and later as CBRE Holding, Inc., was formed by an affiliate of Blum Capital Partners, L.P. as a Delaware corporation on February 20, 2001 for the purpose of acquiring all of the outstanding stock of CB Richard Ellis Services in a “going private” transaction. This transaction, which involved members of our senior management team and affiliates of Blum Capital Partners and Freeman Spogli & Co., was completed in 2001.

In July 2003, our global position was further solidified as CB Richard Ellis Services and Insignia Financial Group, Inc. were brought together to form a premier, worldwide, full-service real estate company. As a result of the Insignia acquisition, we now operate globally under the “CB Richard Ellis” brand name, which we believe is a well-recognized brand in virtually all of the world’s key business centers. In order to enhance our financing flexibility and to provide liquidity for some of our stockholders, in June 2004, we completed the initial public offering of our common stock. Lastly, in December 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders.

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

Our operations outside the Americas segment, including our Europe, Middle East and Africa, Asia Pacific and Global Investment Management segments described below, are conducted through a number of indirect wholly owned subsidiaries. The most significant of such subsidiaries in Europe, Middle East and Africa include CB Richard Ellis Ltd. and CB Richard Ellis Europe Ltd. (the United Kingdom), CB Richard Ellis SA and CB Richard Ellis Bourdais Holding SAS Group (France), CB Richard Ellis SA (Spain) and CB Richard Ellis, B.V. (the Netherlands). The most significant of such subsidiaries in Asia Pacific include CB Richard Ellis Pty Ltd. (Australia), CB Richard Ellis (Agency) Ltd. (New Zealand), CB Richard Ellis Ltd. (Hong Kong) and CB Richard Ellis Pte Ltd. (Singapore).

Operations in our Global Investment Management segment are conducted through our indirect wholly owned subsidiary CB Richard Ellis Investors, L.L.C. and its global affiliates.

Industry Overview

Our business covers all the various segments that comprise the commercial real estate services industry, which includes leasing, sales, property management, facilities management, consulting, mortgage origination and servicing, valuation and appraisal services and investment management.

We review on a quarterly basis various internally-generated statistics and estimates regarding both office and industrial space within the U.S. commercial real estate services industry, including the total available “stock” of rentable space and the average rent per square foot of space. Our management believes that changes in the addressable commercial rental market represented by the product of available stock and rent per square foot provide a reliable estimate of changes in the overall commercial real estate services industry because nearly all segments within the industry are affected by changes in these two measurements. We estimate that the product of available stock and rent per square foot grew at a compound annual growth rate of approximately 4.3% from 1994 through 2004.

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

Outsourcing

Motivated by reduced costs, lower overhead, improved execution across markets, increased operational efficiency and a desire to focus on their core competencies, property owners and occupiers have increasingly contracted out for their commercial real estate services, including the following:

•	Transaction management—oversight of purchase and sale of properties, execution of lease transactions, renewal of leases, expansions and relocation of offices and disposition of surplus space;

•	Facilities management—oversight of all the operations associated with the functioning of occupied real estate, whether owned and leased, including engineering services, janitorial services, security services, landscaping and capital improvements and directing and monitoring of various subcontractors;

•	Project management—oversight of the design and construction of interior space (as distinct from building design and construction), including assembling and coordinating contracting teams, and creating and managing budgets;

•	Lease administration—analysis of all real estate leases of a client to ensure that it is in compliance with all terms and maintenance of reports on all lease data, including critical dates such as renewal options, expansion options and termination options, performance of required services and proper charging or payment for costs;

•	Property Management—oversight of the daily operation of a single property or portfolio of properties, including tenant service/relations and bidding, awarding and administering subcontracts for maintenance, landscaping, security, parking, capital and tenant improvements to implement the owner’s specific property value enhancement objectives through maximization of cash flow; and

•	Property Accounting—performance of all of the accounting and financial reporting associated with a property or portfolio, including operating budgets and expenses, rent collection and other accounts receivable, accounts payable, capital and tenant improvements and tenant lease administration.

Consolidation

Despite recent consolidation, the commercial real estate services industry remains highly fragmented. Other than the limited number of national and international real estate services firms with whom we compete in a number of service competencies, most firms within the industry are local or regional firms that are substantially smaller than us on an overall basis, although in some cases have a larger local presence in certain competencies. We believe that major property owners and corporate users are motivated to consolidate their service provider relationships on a regional, national and global basis to obtain more consistent execution across markets to achieve economies of scale and to benefit from streamlined management oversight and the efficiency of “single point of contact” service delivery. As a result, we believe large owners and occupiers are awarding a disproportionate share of this business to the larger real estate services providers, particularly those that provide a full suite of services across geographical boundaries.

Institutional Ownership of Commercial Real Estate

Institutional owners, such as real estate investment trusts, or REITs, pension funds, foreign institutions and other financial entities, increasingly are acquiring more real estate assets and financing them in the capital markets. Many institutional investors are dedicating a higher percentage of their capital to real estate. Particularly with borrowing costs low, investors believe they can generate higher current-cash yields with real estate investments than with alternative investments. Gradually improving leasing market fundamentals (i.e., higher occupancy, increased rents) also offer these investors the potential for rising future cash-flow. Total U.S. real estate assets held by institutional owners increased to $479 billion in 2004 from $223 billion in 1994. REITs were the main drivers of this growth, with a portfolio increase of more than 550% over this time period. Pension fund assets also grew by 53% and foreign institutions augmented their U.S. real estate investments by 71%. We believe it is likely that these owners will outsource management of their portfolios and consolidate their use of real estate services vendors.

Our Regions of Operation and Principal Services

Effective with the fourth quarter of 2004, we reorganized our business segments for financial reporting purposes by separating the Global Investment Management business from our geographic regions. This action was taken in an effort to increase our transparency of reporting in light of the growing significance of our Global Investment Management business. This reorganization has reduced revenues and earnings in the Americas, Europe, Middle East and Africa and Asia Pacific regions, but has had no impact on consolidated results. All periods presented have been restated to conform with the 2004 presentation.

We now report our results of operations through four primary segments: (1) the Americas, (2) Europe, Middle East and Africa, or EMEA, (3) Asia Pacific and (4) Global Investment Management. Within our Americas segment, we organize our services into the following business areas in order to maximize synergies and cross-selling opportunities among our clients: (a) advisory services and (b) outsourcing services.

Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 20 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is also set forth in Note 20 of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

The Americas

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest metropolitan regions in Canada, Mexico and other selected parts of Latin America. Our Americas segment accounted for 70.2% of our 2004 revenue, 70.9% of our 2003 revenue and 73.6% of our 2002 revenue.

Advisory Services

Corporations, institutions and other users of real estate services have been increasingly consolidating their relationships with fewer service providers that have depth of resources, a full array of services and broad geographic reach. We believe our advisory services businesses have been at the vanguard of this trend, offering occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) mortgage loan origination and servicing and (3) valuation. Our advisory services business line accounted for 61.3% of our 2004 revenue, 57.5% of our 2003 revenue and 57.5% of our 2002 revenue.

Within advisory services, our major service lines are the following:

•	Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. These businesses are built upon strong client relationships that frequently lead to recurring revenue opportunities over many years. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as an advisor as well as transaction executor. During 2004, we advised on nearly 24,000 lease transactions involving aggregate rents of approximately $37.4 billion and more than 5,800 real estate sales transactions with an aggregate value of approximately $42.3 billion. We believe we are a market leader for the provision of sales and leasing real estate services in many of the top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including New York, Philadelphia, Washington, D.C., Los Angeles, Atlanta, Chicago, Boston and Dallas.

Our real estate services professionals are compensated primarily through commission-based programs, which are payable upon completion of the assignment. Therefore, as compensation is our largest expense, this flexible cost structure permits us to mitigate the negative effect on our operating margins during difficult market conditions. Due to the low barriers to entry and significant competition for quality employees, we strive to retain top professionals through an attractive compensation program tied to productivity. We also invest in greater support resources than available at most other firms, such as training, market information, technology and marketing, and we foster an entrepreneurial culture that emphasizes client service and rewards performance.

We further strengthen our relationships with our real estate services clients by offering proprietary research to clients through our Torto Wheaton Research unit, a leading provider of commercial real estate market information, forecasting and consulting services. Torto Wheaton Research provides data and analysis to its clients in various formats, including TWR Outlook reports for office, industrial, hotel, retail and multi-housing sectors covering 54 U.S. metropolitan areas and the TWR Select office and industrial database coverage of over 210,000 commercial properties.

•	Mortgage Loan Origination and Servicing. Our wholly owned subsidiary, L.J. Melody & Company, originates and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. During 2004, L.J. Melody completed $13.3 billion in debt and equity transactions, representing a 21.0% increase in total volume from 2003. Approximately $1.7 billion of loans were originated for federal government sponsored entities, most of which were financed through a revolving credit line dedicated exclusively for this purpose. Loans financed through the revolving credit line generally occur without principal risk because L.J. Melody obtains a legally binding purchase commitment from the government sponsored entity before it actually originates the loan. GEMSA Loan Services, a joint venture between L.J. Melody and GE Capital Real Estate, services approximately $60.0 billion of mortgage loans, $24.0 billion of which relate to the servicing rights of L. J. Melody.

•	Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to its clients, which we believe provides it with a competitive advantage over its rivals. We believe that our valuation business is one of the largest in the industry. During 2004, we completed over 14,000 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing is a long-term trend in commercial real estate, with corporations, institutions and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services business includes two business lines that seek to capitalize on this trend: (1) asset services and (2) corporate services. Although our management agreements with our outsourcing clients generally may be terminated on relatively short notice ranging between 30 days to a year, we have developed long-term relationships with many of these clients and we continue to work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2004, we managed approximately 447.0 million square feet of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Our outsourcing services business line accounted for 8.9% of our 2004 revenue, 13.4% of our 2003 revenue and 16.1% of our 2002 revenue.

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

•

Corporate Services. We provide a comprehensive set of portfolio management, transaction management, project management, strategic consulting, facilities management and other corporate real estate services to leading global companies and public sector institutions with large, geographically–diverse real estate portfolios. Corporate facilities under management in the Americas region include headquarters buildings, regional offices, administrative offices and manufacturing and distribution facilities. Corporate services’ clients are typically companies or public sector institutions with large, distributed real estate portfolios. We enter into long-term, contractual relationships with these organizations with the goal of ensuring that our clients’ real estate strategies support their overall business strategies.

Europe, Middle East and Africa (EMEA)

Our EMEA segment has offices in 29 countries, with its largest operations located in the United Kingdom, France, Spain, the Netherlands and Germany. Operations within the EMEA countries generally include brokerage, investment properties, corporate services, valuation/appraisal services, asset management services, facilities management and other services similar to our Americas segment. Our EMEA segment accounted for 19.4% of our 2004 revenue, 18.3% of our 2003 revenue and 14.6% of our 2002 revenue.

We are one of the leading commercial real estate services companies in the United Kingdom. We hold the leading market position in London in terms of 2004 leased square footage and investment market activity and provide a broad range of commercial property real estate services to investment, commercial and corporate clients located in London. We also have nine regional offices in Aberdeen, Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Edinburgh and Glasgow. In France, we believe we are a market leader in Paris and we provide a complete range of services to the commercial property sector, as well as some services to the residential property market. In Spain, we provide full-service coverage through our offices in Madrid, Barcelona, Valencia, Malaga, Marbella and Palma de Mallorca. Our business in the Netherlands is based in Amsterdam, while our German operations are located in Frankfurt, Munich, Berlin and Hamburg. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services in France and Spain.

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

Asia Pacific

Our Asia Pacific segment has offices in 12 countries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China, Hong Kong, Singapore, South Korea and Japan. In addition, we have agreements with affiliated offices in India, the Philippines, Thailand, Indonesia and Vietnam that generate royalty fees and support cross-referral arrangements on terms similar to those with our affiliated offices in our EMEA segment, as described above. The Pacific region includes Australia and New Zealand, with principal offices located in Brisbane, Melbourne, Sydney, Perth and Auckland. Our Asia Pacific segment accounted for 6.4% of our 2004 revenue, 6.6% of our 2003 revenue and 6.9% of our 2002 revenue.

Global Investment Management

Our wholly owned subsidiary, CB Richard Ellis Investors, L.L.C. and its investment management affiliates, provides investment management services to client/partners that include pension plans, investment funds and other organizations seeking to generate returns and diversification through investment in real estate. It sponsors funds and investment programs that span the risk/return spectrum across three continents. In higher yield strategies, CBRE Investors and its investment teams “co-invest” with its limited partners. Our Global Investment Management segment accounted for 4.0% of our 2004 revenue, 4.2% of our 2003 revenue and 4.9% of our 2002 revenue.

CBRE Investors is organized into three general customer-focused groups according to investment strategy, which include Managed Accounts Group (low risk), Strategic Partners (value added funds) and Special Situations (higher yield and highly focused strategies). Operationally, a dedicated investment team with the requisite skill sets executes each investment strategy, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams share resources such as accounting, financial controls, information technology, investor services and research. In addition to the research provided by our advisory services group, which focuses primarily on market conditions and forecasts, CBRE Investors has an in-house team of research professionals who focus on investment strategy and underwriting.

CBRE Investors closed over $3.5 billion and $2.1 billion of new acquisitions in 2004 and 2003, respectively. It liquidated $1.9 billion of investments in 2004. Assets under management have increased from $3.7 billion in 1997 to $15.1 billion in 2004, representing a 22.3% compound annual growth rate.

Our Competitive Position

We believe we possess several competitive strengths that position us to capitalize on the positive outsourcing, consolidation and increasing institutional ownership trends in the commercial real estate services industry. Our strengths include the following:

•	Global Brand and Market Leading Positions. For nearly a century, we and our predecessors have built the CB Richard Ellis brand into the largest commercial real estate services provider in the world, based on 2004 revenue, and one of only three commercial real estate services companies with a global brand. As a result of our global brand recognition and geographic reach, large corporations, institutional owners and users of real estate recognize us as a leading provider of world-class, comprehensive real estate services. Operating under the global CB Richard Ellis brand name, we are a leader in many of the local markets in which we operate, including New York, Los Angeles, Chicago, London and Paris.

•	Full Service Capabilities. We provide a full range of commercial real estate services to meet the needs of our clients, and we believe this suite of services represents a broader range globally than those of many of our competitors. When combined with our extensive global reach and localized market knowledge, this full range of real estate services enables us to provide world-class service to our multi-regional and multi-national clients, as well as to maximize our revenue per client.

•	Strong Client Relationships and Client-tailored Service. We have forged long-term relationships with many of our clients. Our clients include more than 70 of the Fortune 100 companies. In order to better satisfy the needs of our largest clients and to capture cross-selling opportunities, we have organized fully-integrated client coverage teams comprised of senior management, a global relationship manager and regional and product specialists. We believe that this client-tailored approach contributed significantly to our 24.5% compound annual growth rate in revenues from the 50 largest clients of our U.S. investment sales group within our real estate services line of business during the period from 2000 to 2004.

•	Attractive Business Model. Our business model features a diversified client base, recurring revenue streams, a variable cost structure, low capital requirements and strong cash flow generation.

•	Diversified Client Base. Our global operations, multiple service lines and extensive client relationships provide us with a diversified revenue base. For 2004, we estimate that corporations accounted for approximately 27% of our global revenue, insurance companies and banks accounted for approximately 19% of our revenue, pension funds and their advisors accounted for approximately 9% of our revenue, individuals and partnerships accounted for approximately 16% of our revenue, REITs accounted for approximately 5% of our revenue and other types of clients accounted for the remainder of our revenue.

•	Recurring Revenue Streams. Our years of strong local market presence have allowed us to develop significant repeat client relationships, which along with the turnover of leases and properties for which we have previously acted as transaction manager, we estimate accounted for approximately 64% of our 2004 revenue. This includes referrals associated with our contractual, annual fee-for-services businesses, which generally involve facilities management, property management, mortgage loan servicing provided by L.J. Melody & Company and asset management provided by CBRE Investors. Our contractual, fee-for-service business represented 10.8% of our 2004 revenue.

•	Variable Cost Structure. Compensation is our largest expense and our sales and leasing professionals are generally paid on a commission and bonus basis, which correlates with our revenue performance. This flexible cost structure mitigates the negative effect on our operating margins during difficult market conditions. However, our cost structure also includes significant other operating expenses that may not correlate to our revenue performance, including office lease and information technology maintenance and other support services expenses along with insurance premiums.

•	Low Capital Requirements. Our business model is structured to provide value-added services with low capital intensity. During 2004, our net capital expenditures were 1.7% of our revenue.

•	Strong Cash Flow Generation. Our strong brand name, full-service capabilities, and global presence enable us to generate significant revenues which, when combined with our flexible cost structure and low capital requirements, have allowed us historically to generate significant cash flow in a variety of economic conditions.

•	Strong Senior Management Team and Workforce. Our most important asset is our people. We have recruited a talented and motivated work force of approximately 13,500 employees worldwide who are supported by a strong and deep senior management team consisting of a number of highly-respected executives, most of whom have over 20 years of broad experience in the real estate industry. In addition, we use equity compensation to align the interests of our senior management team with the interests of our stockholders.

Although we believe these strengths will create significant opportunities for our business, you should also be aware of the risks that may impact our competitive position, which include the following:

•	Significant Leverage. We are highly leveraged and have significant debt service obligations. For the year ended December 31, 2004, our interest expense was $65.4 million. In addition, the instruments governing our indebtedness impose significant operating and financial restrictions on the conduct of our business.

•	Geographic Concentration. During 2004, approximately 20.9% of our revenue was generated from transactions originating in California and approximately 8.1% was generated from transactions originating in the greater New York metropolitan area. In addition, a significant portion of our European operations is concentrated in London and Paris. As a result, future adverse economic effects in these regions may affect us more than our competitors.

•	Exposure to Risks of International Operations. We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2004, we generated approximately 31.6% of our revenue from operations outside the United States. Because a significant portion of our revenues are derived from operations outside the United States, we are exposed to adverse changes in exchange rates and social, political and economic risks of doing business in foreign countries.

•

Smaller Presence in Some Markets than our Local Competitors. Although we are the largest commercial real estate services firm in the world in terms of 2004 revenue, our relative competitive position varies significantly across service categories and geographic areas. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis.

Our Growth Strategy

We believe we have built the premier integrated global services platform in our industry. In developing this integrated global platform, we acquired such entities as The Koll Company, Westmark Realty Advisors, L.J. Melody, Richard Ellis International and Hillier Parker May & Rowden during the 1990s and, in 2003, we acquired Insignia. Today, we believe we offer the commercial real estate services industry’s most complete suite of service offerings and that we have a leadership position in many of the top business centers around the world. Our primary business objective is to leverage this platform in order to garner an increasing share of industry revenues relative to our competitors. We believe this will enable us to maximize and sustain our long-term cash flow and increase long-term stockholder value. Our strategy to achieve these business objectives consists of several elements:

•	Increase Revenue from Large Clients. We plan to capitalize on our client management strategy for our large clients, which is designed to provide them with a full range of services globally while maximizing our revenue per client. We deliver these services through relationship management teams that are charged with thoroughly understanding our customers’ business and real estate strategies and matching our services to the customers’ requirements. The global relationship manager is a highly seasoned professional who is focused on maximizing revenue per client and compensated with a salary and a performance-based bonus and is supported by salaried professionals with specialized expertise, such as marketing, financial analysis and construction. The team leader also taps into our field-level transaction professionals, as necessary, for execution of client strategies. We believe this approach to client management will lead to stronger client relationships and enable us to maximize cross-selling opportunities and capture a larger share of our clients’ commercial real estate services expenditures. For example:

•	we generated repeat business in 2004 from approximately 68% of our U.S. real estate sales and leasing clients;

•	more than 60% of our corporate services clients today purchase more than one service and, in many cases, more than two;

•	the square footage we manage for our 15 largest asset services clients has grown by 64% in three years; and

•	the 50 largest clients of the investment sales group within our real estate services line of business generated $99.4 million in revenues in 2004—up 141% from $41.3 million for the top 50 clients four years earlier.

•	Capitalize on Cross-selling Opportunities. Because we believe cross-selling represents a large growth opportunity within the commercial real estate services industry, we are committed to emphasizing this opportunity across all of our clients, services and regions. We have dedicated substantial resources and implemented several management initiatives to better enable our workforce to capitalize on these opportunities among our various lines of business, including our “CBRE University” outside Chicago that provides intensive training for sales and management professionals, a customer relationship management database and sales management principles and incentives designed to improve individual productivity. We believe the combination of these initiatives will enable us to further penetrate local markets and better capitalize on our worldwide platform.

•

Continue to Grow our Investment Management Business. Our growing investment management business provides us with an attractive revenue source through fees on assets under management and gains on the sales of assets. We also expect to achieve strong growth in this business by continuing to harness the vast resources of the entire CB Richard Ellis organization for the benefit of our investment management clients. CBRE Investors’ independent structure creates an alignment of interests with its investors, while permitting its clients to use the broad range of services provided by our other business lines. As a result, we historically have received significant revenue from the provision of services on an arm’s length basis to these clients, and we believe this will continue in the future.

•	Expansion through Fill-In Acquisitions. We believe that it is beneficial to us to grow our business through strategic acquisitions. There are a number of quality smaller firms throughout the world that may be suitable acquisition candidates for us. We expect that each of these acquisitions would generally be less than $100 million in total consideration and would serve to add to our existing geographic and/or line of business platforms in our markets.

•	Focus on Improved Operating Efficiency. We have been focused for several years on efficiency improvements and contribution enhancements from our internal support services and functions including travel, advertising and entertainment as well as headcount. We believe our efforts have contributed strongly to lower operating costs, higher margins and improved performance. We remain committed to the continued realization of operational efficiencies and cost savings associated with these efforts in order to maximize our operating margins and cash flow.

Competition

We compete across a variety of business disciplines within the commercial real estate services industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage banking. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2004 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other commercial real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours, including Cushman & Wakefield, Grubb & Ellis, Jones Lang LaSalle and Trammell Crow.

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

Employees

At December 31, 2004, we had approximately 13,500 employees worldwide. At December 31, 2004, 228 of our employees were subject to collective bargaining agreements, the substantial majority of whom are employees in our asset services business in the New York/New Jersey area. We believe that relations with our employees are satisfactory.

Intellectual Property

We hold various trademarks and trade names worldwide, which include the “CB Richard Ellis” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CB Richard Ellis” name and the “L.J. Melody” name. With respect to the CB Richard Ellis and L.J. Melody names, we have processed and continuously maintain trademark registrations for these service marks in the United States and the CB Richard Ellis related marks are in registration or in process in most foreign jurisdictions where we conduct significant business. We obtained our most recent U.S. trademark registrations for the CB Richard Ellis related marks in 2005, and these registrations would expire in 2015 if we failed to renew them. We obtained our most recent U.S. trademark registration for the L.J. Melody name in 1997, and this registration would expire in 2007 if we failed to renew it.

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

Factors Affecting Our Future Performance

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed in the event of an economic slowdown or recession.

Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, can reduce volumes for many of our business lines. These economic conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business. If our real estate and mortgage brokerage businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various business lines. Further, as a result of our debt level and the terms of our existing debt instruments, our exposure to adverse general economic conditions is heightened.

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

We compete across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage brokerage. In general, with respect to each of our business disciplines, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2004 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2004, we generated approximately 31.6% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2004, approximately 31.6% of our business was transacted in currencies of foreign countries, the majority of which included the Euro, the British Pound Sterling, the Hong Kong dollar, the

Singapore dollar and the Australian dollar. Thus, we may experience fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. For example, during 2004, the U.S. dollar dropped in value against many of the currencies in which we conduct business.

We have made significant acquisitions of non-U.S. companies and we may acquire additional foreign companies in the future. As we increase our foreign operations, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

A significant component of our growth has occurred through acquisitions, including our acquisition of Insignia on July 23, 2003. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. However, future acquisitions may not be available at advantageous prices or upon favorable terms and conditions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. For example, through December 31, 2004, we have incurred approximately $200.9 million of transaction-related expenses in connection with our acquisition of Insignia in 2003.

If we acquire companies in the future, we may experience integration costs and the acquired businesses may not perform as we expect.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition, we recorded significant charges during 2003 and 2004 relating to integration costs.

If we are unable to fully integrate the accounting and other systems of the businesses we acquire, we may not be able to effectively manage them. Moreover, the integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems.

A significant portion of our operations are concentrated in California and New York, and our business could be harmed in the event of a future economic downturn in the California or New York real estate markets.

During 2004 and 2003, approximately 20.9% and 23.8%, respectively, of revenue was generated from transactions originating in California and approximately 8.1% and 6.9%, respectively, was generated from transactions originating in the greater New York metropolitan area. As a result of the geographic concentrations in California and New York, any future economic downturn in the California or New York commercial real estate markets and in the local economies in San Diego, Los Angeles, Orange County or the greater New York metropolitan area could harm our results of operations.

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

We are highly leveraged and have significant debt service obligations. For 2004, our interest expense was $65.4 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Our substantial debt could have other important consequences, which include, but are not limited to, the following:

•	we could be required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, strategic acquisitions, investments, joint ventures and other general corporate requirements;

•	our interest expense could increase if interest rates increase because, the loans under our amended and restated credit agreement governing our senior secured credit facilities bear interest at floating rates;

•	our substantial leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry;

•	our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness, which, among others, require us to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects; and

•	from time to time, Moody’s Investors Service and Standard and Poor’s Ratings Service rate our outstanding senior secured term loan, our 9 3/4% senior notes and our 11 1/4% senior subordinated notes. These ratings may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any such future borrowings and could also cause a decline in the market price of our common stock or changes in the interest rate for the term loan under our new amended and restated credit agreement.

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee that we will be able to do.

We are able to incur more indebtedness, which may intensify the risks associated with our substantial leverage, including our ability to service our indebtedness.

Our amended and restated credit agreement governing our senior secured credit facilities and the indentures relating to our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011 permit us, subject to specified conditions, to incur a significant amount of additional indebtedness, including up to $150.0 million of additional indebtedness under our revolving credit facility. Our amended and restated credit agreement also permits us to borrow up to $25.0 million of additional term loans under our term loan facility, subject to the satisfaction of customary conditions. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Our debt instruments impose operating and financial restrictions on us, and in the event of a default, all of our borrowings would become immediately due and payable.

The indentures governing our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011 impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability and our restricted subsidiaries’ abilities to:

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

The amended and restated credit agreement also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in our debt instruments could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance ongoing operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under the senior secured credit facilities and the holders of our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011, pursuant to the respective indentures, may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our senior secured credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt, which collateral is described in the immediately following risk factor. If the debt under the senior secured credit facilities, our 9 3/4% senior notes due 2010 or our 11 1/4% senior subordinated notes due 2011 were to be accelerated, we cannot give assurance that this collateral would be sufficient to repay our debt.

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

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2004, we had committed $24.3 million to fund future co-investments. We expect that approximately $23.5 million of these commitments will be funded during 2005. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is also a very important part of CBRE Investor’s investment management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

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

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Ray Wirta, our Chief Executive Officer; Brett White, our President; and Kenneth J. Kay, our Chief Financial Officer. In addition, Messrs. Wirta, White, Kay currently are not parties to employment agreements with us. On February 22, 2005, Mr. Wirta announced his intention to resign as chief executive officer after our Annual Meeting of stockholders on June 2, 2005, at which time Mr. White will assume the additional title of chief executive officer. Mr. Wirta has agreed to serve on the board of directors after that date as vice chairman, and will remain our employee during a transition period. If any of our key employees leave and we are unable to quickly hire and integrate a qualified replacement, our business, financial condition and results of operations may suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified personnel in all areas of our business, including brokerage and property management personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

If we fail to comply with laws and regulations applicable to real estate brokerage and mortgage transactions and other business lines, we may incur significant financial penalties.

Due to the broad geographic scope of our operations and the numerous forms of real estate services performed, we are subject to numerous federal, state and local laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions requires us to maintain brokerage licenses in each state in which we operate. If we fail to maintain our licenses or conduct brokerage activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that increase the costs of compliance.

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

In addition, in our property management business, we hire and supervise third-party contractors to provide construction and engineering services for our managed properties. While our role is limited to that of a supervisor, we may be subject to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could negatively impact our business, financial condition or results of operations.

We agreed to retain contingent liabilities in connection with Insignia’s sale of substantially all of its real estate investment assets in 2003.

Immediately prior to the completion of our acquisition of Insignia on July 23, 2003, Insignia completed the sale of substantially all of its real estate investment assets to Island Fund. Under the terms of the purchase agreement, we agreed to retain some contingent liabilities related to these real estate investment assets, including, as of December 31, 2004, approximately $5.2 million of letters of credit support and a guarantee of an approximately $1.3 million repayment obligation. Island Fund is obligated to reimburse us for only 50% of any future draws against these letters of credit or the repayment guarantee, and there can be no assurance that Island Fund will be able to satisfy any future requests for reimbursement.

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

Our stock price is subject to volatility.

Our stock price is affected by a number of factors, including quarterly variations in our results and those of our competitors; the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. In addition, the stock market, in general, has historically experienced significant price and volume fluctuations. Any of these factors may cause declines in the market price of our common stock. When the market price of a company’s common stock drops significantly, stockholders sometimes institute securities class action lawsuits against the company. A securities class action lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources from our business.

Availability of this Report.

Our internet address is www.cbre.com. On our Investor Relations page on this web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, CB Richard Ellis, Inc., 200 Park Avenue, Floors 16-19, New York, New York 10166.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Annual Report on Form 10-K to identify forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	the failure of properties managed by us to perform as anticipated;

•	competition;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	foreign currency fluctuations;

•	future acquisitions;

•	integration issues relating to acquired businesses;

•	an economic downturn in the California and New York real estate markets;

•	significant variability in our results of operations among quarters;

•	our substantial leverage and debt service obligations;

•	our ability to incur additional indebtedness;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	the success of our co-investment and joint venture activities;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	changes in the key components of revenue growth for large commercial real estate services companies;

•	reliance of companies on outsourcing for their commercial real estate needs;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maximize cross-selling opportunities;

•	our ability to achieve annual cash interest savings;

•	the effect of implementation of new tax and accounting rules and standards; and

•	the other factors described in this Annual Report on Form 10-K under the heading “Business-Factors Affecting Our Future Performance” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Additional information concerning these and other risks and uncertainties is contained in our other period filings with the Securities and Exchange Commission.

Item 2. Properties

We occupied the following offices as of December 31, 2004:

Location	Sales Offices	Corporate Offices	Total
Americas	133	2	135
Europe, Middle East and Africa (EMEA)	51	1	52
Asia Pacific	27	1	28

Total	211	4	215

As of December 31, 2004, our Global Investment Management segment occupied 16 offices, including eleven in the Americas (all in the United States), four in EMEA and one in Asia Pacific. Since some of our offices contain both employees of our Global Investment Management segment and our other segments, offices of our Global Investment Management segment have not been included above, as to do so could be duplicative.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Our Class A common stock has traded on the New York Stock Exchange under the symbol “CBG” since June 10, 2004. The high and low prices of our Class A common stock, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range
Fiscal Year 2004	High	Low
Quarter ending June 30, 2004 (commencing June 10, 2004)	$19.10	$18.20
Quarter ending September 30, 2004	$23.64	$18.78
Quarter ending December 31, 2004	$33.94	$23.51

The closing share price for our Class A common stock on December 31, 2004, as reported by the New York Stock Exchange, was $33.55. As of December 31, 2004, there were 78 stockholders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance future growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that the board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by the amended and restated credit agreement governing our senior secured credit facilities and the indentures relating to our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011.

Recent Sales of Unregistered Securities

Except as otherwise indicated, all information in this Item 5 of Part II gives effect to the 3-for-1 stock split of our outstanding Class A common stock and Class B common stock on May 4, 2004, which split was effected by a stock dividend, and the 1-for-1.0825 reverse stock split of our outstanding Class A common stock and Class B common stock on June 7, 2004. In the three years prior to December 31, 2004, we issued the following unregistered securities in private placements conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving public offerings:

(1) We have, in recruiting various key employees, offered such employees the right to purchase shares of our Class A common stock, in each case at $5.77 per share:

Number of Shares	Date of Purchase	Consideration
6,928	January 13, 2002	$20,000 cash
$20,000 note
20,785	February 21, 2002	$60,000 cash
$60,000 note
34,642	May 31, 2002	$100,000 cash
$100,000 note
27,713	January 15, 2003	$80,000 cash
$80,000 note
69,284	January 15, 2003	$400,000 cash
8,661	January 27, 2003	$50,000 cash
8,661	January 27, 2003	$50,000 cash
69,284	October 2, 2003	$400,000 cash

Such stock was issued pursuant to our 2001 Stock Incentive Plan in transactions exempt from registration under Rule 701 promulgated pursuant to the Securities Act of 1933, as amended.

(2) On May 22, 2003, CBRE Escrow, Inc., an indirect wholly owned subsidiary of ours, issued and sold to Credit Suisse First Boston LLC, Credit Lyonnais Securities (USA) Inc. and HSBC Securities (USA) Inc. $200.0 million in aggregate principal amount of its 9 3/4% senior notes due May 15, 2010 at a cash price equal to 100% of the aggregate principal amount of such notes. In connection with the merger of CBRE Escrow with and into our wholly owned subsidiary CB Richard Ellis Services, Inc. on July 23, 2003, CB Richard Ellis Services assumed the obligations of CBRE Escrow with respect to the 9 3/4% senior notes due May 15, 2010 and we guaranteed such securities on a senior basis. On January 7, 2004, CB Richard Ellis Services, Inc., us and the other guarantors of such unregistered securities exchanged such securities for 9 3/4% senior notes due May 15, 2010 and related guarantees that had been registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-4 (No. 333-109841) that had been declared effective by the Securities and Exchange Commission on December 5, 2003.

(3) On July 23, 2003, we issued and sold the following unregistered securities:

•	an aggregate of 18,421,619 shares of our Class B common stock to Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG and Frederic V. Malek for a cash price of $5.77 per share; and

•	an aggregate of 2,363,597 shares of our Class A common stock to DLJ Investment Partners, L.P., DLJ Investment Partners II, L.P., DLJIP II Holdings, L.P. and California Public Employees’ Retirement System for a cash price of $5.77 per share.

(4) Prior to June 10, 2004, we issued an aggregate of 70,372 shares of our Class A common stock in connection with distributions related to stock fund units under the deferred compensation plan of our wholly owned subsidiary, CB Richard Ellis Services, Inc. The plan participants receiving such shares previously had made aggregate deferrals of $335,296 under the plan with respect to such stock fund units. The issuances of such shares in connection with distributions under such plan were pursuant to Rule 701 promulgated by the Securities and Exchange Commission under Section 3(b) of the Securities Act of 1933, as amended, with respect to transactions pursuant to compensation benefit plans and contracts relating to compensation.

(5) Prior to June 10, 2004, current and former employees of ours had exercised options to acquire an aggregate of 17,321 shares of our Class A common stock for $5.77 per share. The issuance of such shares in connection with the exercise of such options was pursuant to our 2001 Stock Incentive Plan and exempt from registration under Rule 701 promulgated pursuant to the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The information under the heading “Equity Compensation Plan Information” in the definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, within 120 days after the end of the Company’s fiscal year is incorporated herein by reference.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2004. On July 20, 2001, we acquired CB Richard Ellis Services, Inc. Except as otherwise indicated below, the selected historical financial data for the dates and periods ended prior to July 20, 2001 are derived from the consolidated financial statements of CB Richard Ellis Services, our “predecessor company.” The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 and for the year ended December 31, 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 were derived from our or our predecessor’s audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED CONSOLIDATING FINANCIAL INFORMATION

(Dollars in thousands, except share data)

	CB Richard Ellis Group, Inc.				Predecessor Company
	Year ended December 31,			Period From February 20 (inception) to December 31, 2001 (2)	Period From January 1 to July 20, 2001	Year Ended December 31, 2000
	2004	2003 (1)	2002
STATEMENTS OF OPERATIONS DATA:
Revenue	$2,365,096	$1,630,074	$1,170,277	$562,828	$607,934	$1,323,604
Operating income (loss)	171,008	25,830	96,736	61,178	(17,048)	100,780
Interest income	4,264	3,560	3,272	2,427	1,567	2,554
Interest expense	65,418	71,256	60,501	29,717	20,303	41,700
Loss on extinguishment of debt	21,075	13,479	—	—	—	—
Net income (loss)	64,725	(34,704)	18,727	17,426	(34,020)	33,388
EPS (3)(4):
Basic	0.95	(0.68)	0.45	0.80	(1.60)	1.60
Diluted	0.91	(0.68)	0.44	0.79	(1.60)	1.58
Weighted average shares (4)(5):
Basic	67,775,406	50,918,572	41,640,576	21,741,351	21,306,584	20,931,111
Diluted	71,345,073	50,918,572	42,185,989	21,920,915	21,306,584	21,097,240
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$182,175	$77,279	$69,571	$91,334	$(120,230)	$80,859
Net cash used in investing activities	(23,319)	(298,133)	(28,819)	(261,393)	(12,139)	(32,469)
Net cash (used in) provided by financing activities	(67,366)	303,664	(17,838)	213,831	126,230	(53,523)
OTHER DATA:
EBITDA (6)	$245,340	$132,817	$130,676	$74,930	$11,482	$150,484

	CB Richard Ellis Group, Inc.				Predecessor Company
	As of December 31,				As of December 31, 2000
	2004	2003	2002	2001
BALANCE SHEET DATA:
Cash and cash equivalents	$256,896	$163,881	$79,701	$57,450	$20,854
Total assets	2,271,636	2,213,481	1,324,876	1,354,512	963,105
Long-term debt, including current portion	612,838	802,705	509,715	517,423	289,447
Total liabilities	1,705,763	1,873,896	1,067,920	1,097,693	724,018
Total stockholders’ equity	559,948	332,929	251,341	252,523	235,339

Note: We and our predecessor have not declared any cash dividends on common stock for the periods shown.

(1)	The results for the year ended December 31, 2003 include the operations of Insignia Financial Group, Inc. from July 23, 2003, the date Insignia was acquired by our wholly owned subsidiary, CB Richard Ellis Services.
(2)	The results for the period from February 20 (inception) to December 31, 2001 include the activities of CB Richard Ellis Services from July 20, 2001, the date we acquired CB Richard Ellis Services.
(3)	EPS represents earnings (loss) per share. See Earnings (Loss) Per Share information in Note 15 of our Notes to Consolidated Financial Statements.
(4)	EPS and weighted average shares for our predecessor company do not reflect the 3-for-1 stock split of our outstanding Class A common stock and Class B common stock effected on May 4, 2004, or the 1-for-1.0825 reverse stock split of our outstanding Class A common stock and Class B common stock effected on June 7, 2004 because our predecessor was a different legal entity.
(5)	For the period from February 20 (inception) to December 31, 2001, the 21,741,351 and the 21,920,915 shares represent the weighted average shares outstanding for basic and diluted earnings per share, respectively. These balances take into consideration the lower number of shares outstanding prior to July 20, 2001, the date we acquired CB Richard Ellis Services.
(6)	EBITDA represents earnings before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

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

EBITDA is calculated as follows (dollars in thousands):

	CB Richard Ellis Group, Inc.				Predecessor Company
	Year ended December 31,			Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001	Year Ended December 31, 2000
	2004	2003	2002
Net income (loss)	$64,725	$(34,704)	$18,727	$17,426	$(34,020)	$33,388
Add:
Depreciation and amortization	54,857	92,622	24,614	12,198	25,656	43,199
Interest expense	65,418	71,256	60,501	29,717	20,303	41,700
Loss on extinguishment of debt	21,075	13,479	—	—	—	—
Provision (benefit) for income taxes	43,529	(6,276)	30,106	18,016	1,110	34,751
Less:
Interest income	4,264	3,560	3,272	2,427	1,567	2,554

EBITDA	$245,340	$132,817	$130,676	$74,930	$11,482	$150,484

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the largest global commercial real estate services firm, based on 2004 revenue, offering a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2004, excluding affiliates and partner offices, we operated in over 200 offices worldwide with approximately 13,500 employees providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

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

Macroeconomic Conditions

Economic trends and government policies directly affect our operations as well as global and regional commercial real estate markets generally. These include: overall economic activity and employment growth, interest rate levels, the availability of credit to finance transactions and the impact of tax and regulatory policies. Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, can negatively affect the performance of many of our business lines. Weak economic conditions could result in a general decrease in transaction activity and decline in rents, which, in turn, would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business. If our real estate and mortgage brokerage businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various business lines.

During 2002 and 2001, we were adversely affected by the slowdown in the United States economy, which negatively impacted the commercial real estate market generally. This caused a decline in our leasing activities within the United States. Moreover, in part because of the terrorist attacks on September 11, 2001 and the run-up to the conflict with Iraq, the economic climate in the United States became very uncertain, which had an adverse effect on commercial real estate market conditions and, in turn, our operating results for 2002 and 2001. During 2003 and 2004, economic conditions in the United States improved, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in sales and leasing activities. We expect this trend to continue in the near term.

Adverse changes in economic conditions would also affect our compensation expense, which is structured to decrease in line with any decrease in revenues. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe, our management also has sought to improve operational performance through cost reduction programs. For example, as economic conditions worsened in 2001, our management team made targeted reductions in our workforce, reduced senior management bonuses, streamlined general and administrative operations and cut capital expenditures and other discretionary operating expenses. As a result of the operating leverage inherent in our business, we were able to reduce our operating expenses by $18.7 million during 2002 as compared to 2001. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our future financial condition and results of operations.

Effects of Prior Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage banking services through our 1996 acquisition of L.J. Melody & Company (L.J. Melody) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors and our 1997 acquisition of Koll Real Estate Services. An example of a strategic acquisition that increased our geographic coverage was our 1998 acquisition of Hillier Parker May & Rowden in the United Kingdom. Our largest acquisition to date was our 2003 acquisition of Insignia Financial Group, Inc. (Insignia), which not only significantly increased the scale of our real estate advisory services and outsourcing services business lines in the Americas segment but also significantly increased our presence in the New York, London and Paris metropolitan areas.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and charges and the costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2004, we have incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through December 31, 2004, we have incurred $28.0 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own. We expect to incur additional Insignia-related integration expenses of approximately $6.5 million during 2005 and approximately $4.0 million during 2006.

International Operations

We have made significant acquisitions of non-U.S. companies and we may acquire additional foreign companies in the future. As we increase our foreign operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the United States only at levels necessary for operating purposes. In addition, from time to time we enter into foreign currency exchange contracts to mitigate our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of foreign currencies into U.S. dollars. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, our management cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, we refinanced our senior secured credit facilities in October 2003 and again during 2004 to obtain more attractive interest rates and other terms, redeemed $30.0 million in aggregate principal amount of our 16% senior notes in late 2003 and repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market during May and June 2004.

In addition, on June 15, 2004 we received aggregate net proceeds of approximately $135.0 million, after deducting the underwriting discounts and commissions and offering expenses payable by us, in connection with the sale of 7,726,764 shares of our Class A common stock pursuant to the completion of our initial public offering. During June 2004, we used a portion of the net proceeds received from the offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement and during July 2004, we used the remaining net proceeds we received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9 3/4% senior notes. Lastly, in early 2005, we repurchased $26.4 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. Our management expects to continue to look for opportunities to reduce our debt in the future.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business.

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

Revenue Recognition

We record real estate commissions on sales generally upon close of escrow or transfer of title, except when future contingencies exist. Real estate commissions on leases are generally recorded as income once we satisfy all obligations under the commission agreement. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies including tenant occupancy, payment of a deposit or payment of a first month’s rent (or a combination thereof). As some of these conditions are outside of our control and are often not clearly defined, judgment must be exercised in determining when such required events have occurred in order to recognize revenue.

A typical commission agreement provides that we earn a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies, such as tenant occupancy, results in the delay of recognition of corresponding revenue until such contingencies are satisfied. For example, if we do not earn all or a portion of the lease commission until the tenant pays its first month’s rent, and the lease agreement provides the tenant with a free rent period, we delay revenue recognition until rent is paid by the tenant.

Investment management and property management fees are generally based upon percentages of the revenue or profit generated by the entities managed and are recognized when earned under the provisions of the related management agreements. Our Global Investment Management segment earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied. With many of these investments, our Global Investment Management team has participation interests in such incentive fees. These participation interests are accrued for based upon the probability of such performance-based incentive fees being earned.

Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time a loan closes and we have no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded to revenue as monthly principal and interest payments are collected from mortgagors. Other commissions, consulting fees and referral fees are recorded as income at the time the related services have been performed, unless significant future contingencies exist.

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are fully provided for. Historically, our credit losses have been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

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

Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, are accounted for under the equity method. Accordingly, our share of the earnings from these equity-method basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any impairment in value.

Goodwill and Other Intangible Assets

Goodwill mainly represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities acquired in our acquisition of CB Richard Ellis Services in 2001 and our acquisition of Insignia in 2003. Other intangible assets include trademarks, which were separately identified as a result of the 2001 acquisition, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom that was owned by Insignia prior to the Insignia Acquisition. Both the trademarks and the trade name are not being amortized and have indefinite estimated useful lives. Other intangible assets also included backlog, which represented the fair value of Insignia’s net revenue backlog as of July 23, 2003 that was acquired as part of the Insignia Acquisition. The net revenue backlog consisted of the net commission receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia Acquisition. Net revenue backlog was amortized as cash was received or upon final closing of these pending transactions. The remaining other intangible assets primarily include management contracts, loan servicing rights, franchise agreements and a trade name, which are all being amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. This statement requires us to perform, at least annually, an assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment based in part on a third-party valuation as of the beginning of the fourth quarter of each year. We also assess goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2004, 2003 and 2002, and determined that no impairment existed as of those dates.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable.

Basis of Presentation

Recent Significant Acquisitions and Dispositions

On July 23, 2003, pursuant to an amended and restated agreement and plan of merger, dated as of May 28, 2003, by and among CB Richard Ellis Services, CB Richard Ellis Group, Apple Acquisition Corp., a Delaware corporation and wholly owned subsidiary of CB Richard Ellis Services, and Insignia Financial Group, Inc., Apple Acquisition was merged with and into Insignia (the Insignia Acquisition). Insignia was the surviving corporation in the merger and at the effective time of the merger became a wholly owned subsidiary of CB Richard Ellis Services. Also on July 23, 2003, immediately prior to the completion of the merger, Insignia completed the sale of its real estate investment assets to Island Fund I LLC for cash consideration of $36.9 million pursuant to a purchase agreement, dated as of May 28, 2003, among CB Richard Ellis Group, CB Richard Ellis Services, Apple Acquisition, Insignia Financial Group and Island Fund. These real estate investment assets consisted of Insignia subsidiaries and joint ventures that held (1) minority investments in office, retail, industrial, apartment and hotel properties, (2) minority investments in office development projects and a related undeveloped parcel of land, (3) wholly owned or consolidated investments in Norman, Oklahoma, New York City and the U.S. Virgin Islands and (4) investments in private equity funds that invest in mortgage-backed debt securities and other real estate-related assets.

Segment Reporting

Effective with the fourth quarter of 2004, we reorganized our business segments for financial reporting purposes by separating the Global Investment Management business from our geographic regions. This action was taken in an effort to increase our transparency of reporting in light of the growing significance of our Global Investment Management business. This reorganization has reduced revenues and earnings in the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific regions, but has had no impact on consolidated results. All periods presented have been restated to conform with the 2004 presentation.

We now report our operations through four primary segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific and (4) Global Investment Management. The Americas consists of operations located in the United States, Canada, Mexico and Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in the United States, Europe and Asia.

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004		2003		2002
	(Dollars in thousands)
Revenue	$2,365,096	100.0%	$1,630,074	100.0%	$1,170,277	100.0%
Costs and expenses:
Cost of services	1,203,765	50.9	796,428	48.8	547,093	46.7
Operating, administrative and other	909,892	38.5	678,377	41.6	501,798	42.9
Depreciation and amortization	54,857	2.3	92,622	5.7	24,614	2.1
Merger-related charges	25,574	1.1	36,817	2.3	36	—

Operating income	171,008	7.2	25,830	1.6	96,736	8.3
Equity income from unconsolidated subsidiaries	19,475	0.8	14,365	0.9	9,326	0.8
Interest income	4,264	0.2	3,560	0.2	3,272	0.3
Interest expense	65,418	2.8	71,256	4.4	60,501	5.2
Loss on extinguishment of debt	21,075	0.9	13,479	0.8	—	—

Income (loss) before provision (benefit) for income taxes	108,254	4.5	(40,980)	(2.5)	48,833	4.2
Provision (benefit) for income taxes	43,529	1.8	(6,276)	(0.4)	30,106	2.6

Net income (loss)	$64,725	2.7%	$(34,704)	(2.1)%	$18,727	1.6%

EBITDA	$245,340	10.4%	$132,817	8.1%	$130,676	11.2%

EBITDA represents earnings before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income and net income (loss), each as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA is calculated as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net income (loss)	$64,725	$(34,704)	$18,727
Add:
Depreciation and amortization	54,857	92,622	24,614
Interest expense	65,418	71,256	60,501
Loss on extinguishment of debt	21,075	13,479	—
Provision (benefit) for income taxes	43,529	(6,276)	30,106
Less:
Interest income	4,264	3,560	3,272

EBITDA	$245,340	$132,817	$130,676

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

We reported consolidated net income of $64.7 million for the year ended December 31, 2004 on revenue of $2.4 billion as compared to a consolidated net loss of $34.7 million on revenue of $1.6 billion for the year ended December 31, 2003.

Our revenue on a consolidated basis increased by $735.0 million, or 45.1%, during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily due to the combination of the Insignia Acquisition and organic market share growth and we expect that this increased revenue level will be maintained in the near term. The strong revenue growth in 2004 was driven by significantly higher sales transaction revenue as well as increased lease transaction, management, consulting and appraisal fees. In our Global Investment Management segment, we generated higher investment management fees as a result of incentive fees earned in Japan as well as the growth of our business in the United Kingdom, which was partially attributable to the Insignia Acquisition. Additionally, with the anticipation of rising interest rates in the United States earlier in the year, we experienced an increase in loan origination fees in our Americas business segment. Finally, foreign currency translation had a $68.8 million positive impact on total revenue during the year ended December 31, 2004.

Our cost of services on a consolidated basis increased by $407.3 million, or 51.1%, during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the overall increase in revenue. The Insignia Acquisition has contributed to higher payroll-related costs, including bonus accruals, insurance and benefits, producer retention and broker draw amortization. Producer retention bonuses were paid to the top real estate advisory services professionals that we retained in the acquisition. The producer retention expense represents the amortization of these bonuses, which are being amortized through cost of services over the lives of the related employment agreements. As part of our refinement of the purchase price allocation for the Insignia Acquisition, during the three months ended March 31, 2004, we assigned a $6.6 million fair value to a broker draw asset acquired in the Insignia Acquisition. Based on our management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimated that we would derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and, accordingly, we are amortizing it on a straight-line basis, which reflects the pattern in which the economic benefits of the broker draw asset are consumed, during that period. During the year ended December 31, 2004, we have recorded $4.7 million for the amortization of this broker draw asset, which includes a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. The producer retention and the broker draw amortization are considered integration costs associated with the Insignia Acquisition and together amounted to $10.4 million for the year ended December 31, 2004. Foreign currency translation had a $29.8 million negative impact on cost of services during the year ended December 31, 2004. Cost of services as a percentage of revenue increased from 48.8% for the year ended December 31, 2003 to 50.9% for the year ended December 31, 2004, primarily driven by producers reaching higher commission tranches as a result of higher revenue as well as the producer retention and broker draw amortization recorded in 2004 and the mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition.

Our operating, administrative and other expenses on a consolidated basis were $909.9 million, an increase of $231.5 million, or 34.1%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily driven by higher costs as a result of the Insignia Acquisition as well as increased worldwide payroll-related expenses, such as bonuses and insurance and benefits, higher marketing expenses, increased net legal costs and higher occupancy expenses, particularly in our EMEA business segment. Professional fees of $5.5 million in the current year related to the ongoing Sarbanes-Oxley compliance work as well as the write-down of investments of $5.1 million in our Americas business segment also contributed to the variance. During the current year, we also incurred one-time compensation expense of $15.0 million related to bonus payments that were triggered by our initial public offering and were payable to several of our non-executive real estate advisory services employees as a result of provisions in their employment agreements. Additionally, in 2003 total operating expenses were reduced by substantial net foreign currency transaction gains resulting from a weaker U.S. dollar, while in the current year we experienced only moderate net foreign currency transaction gains. The lower net foreign currency transaction gains experienced in the current year were a result of the U.S. dollar weakening at a slower pace as compared to the prior year, particularly relative to the Australian and New Zealand dollars. Additionally, net foreign currency transaction gains were offset in the current year by $1.8 million of expense incurred related to option agreements entered into, which expired on December 29, 2004. Finally, foreign currency translation had a $30.4 million negative impact on total operating expenses during the year ended December 31, 2004.

Our depreciation and amortization expense on a consolidated basis decreased by $37.8 million, or 40.8%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease was largely due to lower amortization expense related to intangibles acquired in the Insignia Acquisition, including a reduction in amortization expense of $46.1 million related to acquired net revenue backlog. As of December 31, 2004, the intangible asset representing the net revenue backlog acquired in the Insignia Acquisition was fully amortized. Partially offsetting the decrease in amortization expense was a $5.4 million increase in depreciation expense during 2004 mainly related to depreciation expense associated with fixed assets acquired in the Insignia Acquisition.

Our merger-related charges on a consolidated basis were $25.6 million and $36.8 million for the year ended December 31, 2004 and 2003, respectively. The charges for both years primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $5.1 million, or 35.6%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily due to the improved overall performance of our equity investments in our Americas business segment and our Global Investment Management segment, particularly in Japan and the United Kingdom. These increases were partially offset, on a year over year comparison basis, by the impact of a one-time gain on the sale of owned units in an investment fund recognized in the prior year in the United States in our Global Investment Management segment.

Our consolidated interest expense was $65.4 million for the year ended December 31, 2004, a decrease of $5.8 million, or 8.2%, as compared to the year ended December 31, 2003, primarily due to interest savings realized as a result of debt repayments starting in the fourth quarter of 2003 and continuing throughout 2004. As a result of our de-leveraging efforts in 2004, we expect to achieve annual cash interest savings of approximately $16.0 million. Our management expects to continue to look for opportunities to reduce our debt in the future.

Our loss on the extinguishment of debt on a consolidated basis was $21.1 million and $13.5 million for the year ended December 31, 2004 and 2003, respectively. The loss incurred during the current year was related to the write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the redemptions of $70.0 million in aggregate principal amount of our 9¾% senior notes and $38.3 million in aggregate principal amount of our 16.0% senior notes with the net proceeds received from our initial public offering. Additionally, we incurred a loss of $4.0 million in the second quarter of 2004 related to the write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, in connection with the $21.6 million repurchase of our 11¼% senior subordinated notes in the open market during May and June 2004. The loss in 2003 related to the write-off of unamortized deferred financing fees associated with a prior credit facility, which was replaced in connection with the Insignia Acquisition, and the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, in connection with the redemption of $30.0 million in aggregate principal amount of our 16.0% senior notes in the fourth quarter of 2003. We expect to incur additional losses in connection with the continuation of our de-leveraging efforts in the future.

Our provision for income taxes on a consolidated basis was $43.5 million for the year ended December 31, 2004 as compared to a benefit for income taxes of $6.3 million for the year ended December 31, 2003. Our effective tax rate rose from a 15.3% benefit for the year ended December 31, 2003 to a 40.2% provision for the year ended December 31, 2004. The increases in the provision for income taxes and the effective tax rate in the current year were primarily driven by the significant increase in pre-tax income over 2003. The change in the mix of domestic and foreign earnings also contributed to the year-over-year variance in the effective tax rate.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

We reported a consolidated net loss of $34.7 million for the year ended December 31, 2003 on revenue of $1.6 billion as compared to consolidated net income of $18.7 million on revenue of $1.2 billion for the year ended December 31, 2002.

Our revenue on a consolidated basis increased $459.8 million, or 39.3%, during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was driven by higher revenue as a result of our capturing a larger market share in our Americas real estate services business line through our acquisition of Insignia, particularly relative to leasing activity in the New York area. Additionally, as a result of the improvement of general economic conditions in the United States, we experienced significantly higher sales transaction revenue as well as increased lease transaction revenue and appraisal fees. Internationally, the Insignia Acquisition helped us to expand our reach in Europe as evidenced by increased sales and lease transaction revenue, as well as higher consultation and appraisal fees, particularly in London and Paris. Lastly, foreign currency translation had a $54.4 million positive impact on total revenue during the year ended December 31, 2003.

Our cost of services on a consolidated basis totaled $796.4 million, an increase of $249.3 million, or 45.6%, from the year ended December 31, 2002. As previously mentioned, our sales and leasing professionals are paid on a commission and bonus basis, which generally correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the overall increase in revenue. The Insignia Acquisition also contributed to higher payroll related costs including, bonus accruals, insurance and benefits, pension expense and producer retention expense. The producer retention expense, which represents amounts paid to the top real estate advisory services professionals that we retained at the time of the acquisition, is being amortized through cost of services over the lives of the related employment agreements. The producer retention expense is considered an integration cost associated with the Insignia Acquisition and amounted to $2.7 million for the year ended December 31, 2003. Finally, foreign currency translation had a $23.9 million negative impact on cost of services during the year ended December 31, 2003. Costs of services as a percentage of revenue increased from 46.7% for the year ended December 31, 2002 to 48.8% for the year ended December 31, 2003, primarily driven by the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition.

Our operating, administrative and other expenses on a consolidated basis were $678.4 million, an increase of $176.6 million, or 35.2%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily driven by higher costs as a result of the Insignia Acquisition, including $10.9 million of integration costs, as well as increased worldwide bonuses and payroll-related expenses, principally in the Americas and Europe. Included in the 2003 bonus amount was an accrual for a one-time performance award of approximately $6.9 million. Also contributing to the variance was a nonrecurring legal settlement in the United States in 2003 as well as higher occupancy expense in the United Kingdom as a result of our relocation to a new facility in 2003. Lastly, foreign currency translation had a $23.4 million negative impact on total operating expenses during the year ended December 31, 2003. These increases were partially offset by net foreign currency transaction gains resulting from a weaker U.S. dollar.

Our depreciation and amortization expense on a consolidated basis increased by $68.0 million, or 276.3%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 mainly due to $59.1 million of amortization of the net revenue backlog acquired as part of the Insignia Acquisition. As of December 31, 2003, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Insignia Acquisition was $13.4 million, which was fully amortized by the end of 2004 (see Note 7 of the Notes to Consolidated Financial Statements). The increase over the prior year was also due to a one-time reduction of amortization expense recorded in 2002 related to the adjustment of certain intangible assets to their estimated fair values as of their acquisition date in connection with our acquisition of CB Richard Ellis Services in 2001.

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

Our consolidated interest expense was $71.3 million for the year ended December 31, 2003, an increase of $10.8 million, or 17.8%, as compared to the year ended December 31, 2002. This increase was primarily driven by higher interest expense as a result of the additional debt issued in connection with the Insignia Acquisition.

Our loss on extinguishment of debt on a consolidated basis was $13.5 million for the year ended December 31, 2003. The loss incurred in 2003 was primarily driven by the $6.8 million write-off of unamortized deferred financing fees associated with a prior credit facility, which was replaced in connection with the Insignia Acquisition. Additionally, we incurred a $6.7 million loss as a result of the write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the redemption of $30.0 million in aggregate principal amount of our 16.0% senior notes in the fourth quarter of 2003.

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

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, and the Global Investment Management operating segments for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004		2003		2002
	(Dollars in thousands)
Americas
Revenue	$1,660,307	100.0%	$1,155,461	100.0%	$861,027	100.0%
Costs and expenses:
Cost of services	924,856	55.7	609,629	52.8	438,842	51.0
Operating, administrative and other	569,195	34.3	438,425	37.9	335,623	39.0
Depreciation and amortization	37,514	2.3	56,865	4.9	15,757	1.8
Merger-related charges	22,038	1.3	20,367	1.8	36	—

Operating income	$106,704	6.4%	$30,175	2.6%	$70,769	8.2%

EBITDA	$154,506	9.3%	$95,113	8.2%	$93,601	10.9%

EMEA
Revenue	$459,741	100.0%	$298,725	100.0%	$171,187	100.0%
Costs and expenses:
Cost of services	206,258	44.9	135,864	45.5	70,309	41.1
Operating, administrative and other	207,326	45.1	136,644	45.8	81,936	47.8
Depreciation and amortization	12,050	2.6	31,110	10.4	4,446	2.6
Merger-related charges	3,205	0.7	15,958	5.3	—	—

Operating income (loss)	$30,902	6.7%	$(20,851)	(7.0)%	$14,496	8.5%

EBITDA	$42,433	9.2%	$10,053	3.4%	$18,968	11.1%

Asia Pacific
Revenue	$151,034	100.0%	$107,501	100.0%	$80,929	100.0%
Costs and expenses:
Cost of services	72,651	48.1	50,935	47.3	37,942	46.9
Operating, administrative and other	57,354	38.0	46,802	43.5	38,520	47.5
Depreciation and amortization	2,476	1.6	2,226	2.1	2,228	2.8
Merger-related charges	—	—	492	0.5	—	—

Operating income	$18,553	12.3%	$7,046	6.6%	$2,239	2.8%

EBITDA	$21,584	14.3%	$9,633	9.0%	$5,058	6.2%

Global Investment Management
Revenue	$94,014	100.0%	$68,387	100.0%	$57,134	100.0%
Costs and expenses:
Operating, administrative and other	76,017	80.8	56,506	82.7	45,719	80.0
Depreciation and amortization	2,817	3.0	2,421	3.5	2,183	3.8
Merger-related charges	331	0.4	—	—	—	—

Operating income	$14,849	15.8%	$9,460	13.8%	$9,232	16.2%

EBITDA	$26,817	28.5%	$18,018	26.3%	$13,049	22.8%

EBITDA represents earnings before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

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

We do not allocate net interest expense or provision (benefit) for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Americas
Operating income	$106,704	$30,175	$70,769
Add:
Depreciation and amortization	37,514	56,865	15,757
Equity income from unconsolidated Subsidiaries	10,288	8,073	7,075

EBITDA	$154,506	$95,113	$93,601

EMEA
Operating income (loss)	$30,902	$(20,851)	$14,496
Add:
Depreciation and amortization	12,050	31,110	4,446
Equity (loss) income from unconsolidated Subsidiaries	(519)	(206)	26

EBITDA	$42,433	$10,053	$18,968

Asia Pacific
Operating income	$18,553	$7,046	$2,239
Add:
Depreciation and amortization	2,476	2,226	2,228
Equity income from unconsolidated Subsidiaries	555	361	591

EBITDA	$21,584	$9,633	$5,058

Global Investment Management
Operating income	$14,849	$9,460	$9,232
Add:
Depreciation and amortization	2,817	2,421	2,183
Equity income from unconsolidated subsidiaries	9,151	6,137	1,634

EBITDA	$26,817	$18,018	$13,049

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Americas

Revenue increased by $504.8 million, or 43.7%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The overall increase was primarily driven by the combination of the Insignia

Acquisition and organic market share growth, particularly in our real estate services area of our advisory services line of business. As a result of the Insignia Acquisition, in the current year we generated higher transaction revenues particularly relative to leasing activity, primarily in the New York area, as well as increased property management fees. Organic growth was fueled by the continued improvement of general economic conditions, which led to an increase in lease transaction revenue. Organic sales transaction revenue growth was robust due to favorably low interest rates and investors’ increased allocation of funds to real estate, while the anticipation of higher interest rates resulted in higher loan origination fees primarily during the first part of the year.

Cost of services increased by $315.2 million, or 51.7%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily due to higher commission expense, bonus accruals, insurance and benefits, producer retention and broker draw amortization as a result of the overall increase in revenue as well as due to the Insignia Acquisition. The producer retention expense, which represents amounts paid to the top real estate advisory services professionals of Insignia that we retained at the time of the acquisition, is being amortized through cost of services over the respective lives of their underlying employment agreements. The broker draw amortization of $4.7 million includes a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. It also reflects the pattern in which the economic benefits of the broker draw asset acquired in the Insignia Acquisition are consumed, the fair value of which was refined during the three months ended March 31, 2004. The remaining net broker draw asset of $1.9 million will be amortized on a straight-line basis over the first seven months of 2005. Both the producer retention and the broker draw amortization are considered integration costs associated with the Insignia Acquisition and together amounted to $8.0 million for the year ended December 31, 2004. Cost of services as a percentage of revenue increased from 52.8% for the year ended December 31, 2003 to 55.7% for the year ended December 31, 2004, primarily driven by producers reaching higher commission tranches as a result of higher revenue production as well as the producer retention and broker draw amortization recorded in 2004 and the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition.

Operating, administrative and other expenses increased $130.8 million, or 29.8%. The increase was primarily driven by higher costs as a result of the Insignia Acquisition as well as higher payroll-related expenses, including bonuses and insurance and benefits. Additionally, we incurred higher marketing expenses, net legal costs, professional fees, including $5.5 million related to Sarbanes-Oxley compliance work and $5.1 million of charges for the write-down of investments. The investment write-downs are primarily related to the write-off of our investments in Workplace IQ, Ltd. and KB Opportunity Investors in their entirety. The write-off of our investment in Workplace IQ, Ltd. resulted from a period of negative operating cash flows brought about by unanticipated product delays during 2004 as well as the restructuring and recapitalization of this entity in 2004, which caused a significant decline in our ownership percentage and preference in equity distributions. The write-off of our investment in KB Opportunity Investors was based on recent projections which indicated that this investment would no longer produce positive cash flows. We also incurred one-time costs as a result of our initial public offering, including compensation expense of $15.0 million related to bonus payments made to several of our non–executive real estate advisory services employees as a result of provisions in their employment agreements. Additionally, in 2003 total operating expenses were reduced by substantial net foreign currency transaction gains resulting from a weaker U.S. dollar while in the current year we experienced only moderate net foreign currency transaction gains. The lower net foreign currency transaction gains experienced in the current year were as a result of the U.S. dollar weakening at a slower pace as compared to the prior year, particularly relative to the Australian and New Zealand dollars. Additionally, net foreign currency transaction gains were offset in the current year by $1.8 million of expense incurred related to option agreements entered into, which expired on December 29, 2004.

EMEA

Revenue increased by $161.0 million, or 53.9%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily driven by increased revenue as a result of the Insignia Acquisition as well as organic growth. This was evidenced by higher sales and lease transaction revenue, particularly in London and Paris, as well as increased appraisal, consultation and management fees, predominantly in the United Kingdom. Foreign currency translation had a $46.6 million positive impact on total revenue during the year ended December 31, 2004.

Cost of services increased $70.4 million, or 51.8%, as a result of higher producer compensation expense as well as increased payroll-related costs, including bonuses and insurance and benefits, particularly in the United Kingdom and France, mainly due to higher revenue. Also included in producer compensation expense were integration costs of $2.4 million, representing the amortization of bonuses paid to the top producers in the United Kingdom, which are being amortized over the respective lives of their underlying employment agreements. Foreign currency translation had a $20.9 million negative impact on cost of services during the year ended December 31, 2004.

Operating, administrative and other expenses increased by $70.7 million, or 51.7%, mainly driven by higher payroll-related expenses, including bonuses and insurance and benefits, as well as higher marketing expenses, particularly in the United Kingdom and France, primarily due to the Insignia Acquisition and consistent with the higher overall revenue. Also, expenses in the United Kingdom were higher due to increased occupancy expense as a result of our relocation to a new facility in London in the fourth quarter of 2003 as well as $12.8 million of charges related to idle facilities and a sublease termination in the United Kingdom. Foreign currency translation had a $20.8 million negative impact on total operating expenses during the year ended December 31, 2004.

Asia Pacific

Revenue increased by $43.5 million, or 40.5%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily driven by an overall increase in revenue in Australia, Japan and China, primarily resulting from our successful efforts to increase market share in the region. Foreign currency translation had a $12.2 million positive impact on total revenue during the year ended December 31, 2004.

Cost of services increased by $21.7 million, or 42.6%, mainly attributable to higher producer compensation expense due to increased headcount in Australia and Japan resulting from our efforts to increase our market share in the region, in addition to higher commissions as a result of higher transaction revenue. Foreign currency translation had a $6.0 million negative impact on cost of services for the year ended December 31, 2004.

Operating, administrative and other expenses increased by $10.6 million, or 22.5%, primarily due to higher payroll-related costs, including bonuses, mainly driven by the increased headcount and improved overall performance in the region. A new long-term incentive plan with a four year term was started in Australia and New Zealand in 2004 as the former long-term incentive plan ended in 2003. Despite improved performance, compensation expense for Australia and New Zealand was lower for the year ended December 31, 2004 as compared to the year ended December 31, 2003 as a result of higher accruals for the former long-term incentive plan in the prior year. These accruals are typically higher in the last few years of a long-term incentive plan as measured performance is more heavily weighted in the latter stages of a plan. Also contributing to the increase in operating expenses were higher marketing expenses, particularly in Australia and China, which was consistent with higher revenue generation. Foreign currency translation had a $4.5 million negative impact on total operating expenses during the year ended December 31, 2004.

Global Investment Management

Revenue increased by $25.6 million, or 37.5%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily driven by higher revenues in Europe largely due to the growth of our business in the United Kingdom, which was partially attributable to the Insignia Acquisition, as well as higher incentive fees in Japan resulting from the strong market for publicly traded REITS. Foreign currency translation had a $4.4 million positive impact on total revenue during the year ended December 31, 2004.

Operating, administrative and other expenses increased by $19.5 million, or 34.5%, primarily due to higher payroll-related costs, including bonuses, mainly resulting from the revenue growth. Additionally, higher bad debt expense in Japan related to the write-off on an uncollectible receivable during the current year also contributed to the increase. Foreign currency translation had a $3.1 million negative impact on total operating expenses during the year ended December 31, 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The Americas

Revenue increased by $294.4 million, or 34.2%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily driven by the expansion of our market share in our real estate services business line through our acquisition of Insignia, particularly in the leasing industry in the New York area. Additionally, the improvement of general economic conditions in the United States led to an increase in volume of transactions resulting in significantly higher sales transaction revenue as well as increased lease transaction revenue and appraisal fees.

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

Operating, administrative and other expenses increased $102.8 million, or 30.6%, mainly caused by higher costs as a result of the Insignia Acquisition, including integration expenses of $9.1 million, increased bonuses and payroll related costs mainly resulting from improved operating performance, and a nonrecurring legal settlement in the United States. Included in the 2003 bonus was an accrual for a one-time performance award of approximately $6.9 million. These increases were partially offset by net foreign currency transaction gains resulting from the weakened U.S. dollar, a trend that we experienced in 2003 and 2002.

EMEA

Revenue increased by $127.5 million, or 74.5%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002, primarily driven by increased revenue as a result of the Insignia Acquisition as evidenced by higher sales and lease transaction revenue as well as increased consultation and appraisal fees, predominantly in the United Kingdom and France. Foreign currency translation had a $34.1 million positive impact on total revenue during the year ended December 31, 2003.

Cost of services increased $65.6 million, or 93.2%, as a result of higher producer compensation expense and bonuses as well as increased payroll-related costs, including insurance expense, throughout Europe and pension expense in the United Kingdom, primarily due to the Insignia Acquisition. Also included in producer compensation expense for 2003 were integration costs of $1.2 million, representing the amortization of bonuses paid to the top producers in the United Kingdom, which is being amortized over the respective lives of the underlying employment agreements. Foreign currency translation had a $15.1 million negative impact on cost of services during the year ended December 31, 2003.

Operating, administrative and other expenses increased by $54.7 million, or 66.8%, mainly driven by increased costs as a result of the Insignia Acquisition, including integration expenses of $1.8 million, as well as higher bonus, payroll related and consulting expenses. Additionally, occupancy expense was higher in the United Kingdom as a result of our relocation to a new facility. Lastly, foreign currency translation had a $14.9 million negative impact on total operating expenses during the year ended December 31, 2003.

Asia Pacific

Revenue increased by $26.6 million, or 32.8%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily driven by an overall increase in revenue in Australia and New Zealand, primarily resulting from our incremental efforts to increase our market share in the region as well as due to our organic growth. Foreign currency translation had a $12.9 million positive impact on total revenue during the year ended December 31, 2003.

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

Operating, administrative and other expenses increased by $8.3 million, or 21.5%, primarily due to an increased accrual for long-term incentives as well as higher payroll related costs in Australia and New Zealand. The long-term incentive plan term ended in 2003 with payout of approximately $7.8 million anticipated in early 2004. Foreign currency translation also had a $5.1 million negative impact on total operating expenses during the year ended December 31, 2003.

Global Investment Management

Revenue increased by $11.3 million, or 19.7%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily driven by higher incentive fees earned in the United States as well as increased revenue in the United Kingdom, which was partially attributable to the Insignia Acquisition. Foreign currency translation had a $2.4 million positive impact on total revenue during the year ended December 31, 2003.

Operating, administrative and other expenses increased by $10.8 million, or 23.6%, primarily due to higher payroll-related costs, including bonuses, primarily driven by revenue growth. Foreign currency translation had a $1.9 million negative impact on total operating expenses during the year ended December 31, 2003.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under the revolving credit facility of our amended and restated credit agreement described below. Included in the capital requirements that we expect to be able to fund during 2005 is approximately $36.0 million of anticipated capital expenditures. The capital expenditures for 2005 are primarily comprised of information technology costs, which are driven largely by computer replacement costs as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan in 2010, our 9 3/4% senior notes in 2010 and our 11 1/4% senior subordinated notes in 2011. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. During June 2004, we used a portion of the net proceeds we received from our June 15, 2004 initial public offering to prepay $15.0 million in principal amount of the senior secured term loan under our amended and restated credit agreement. During July 2004, we used the remaining net proceeds received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9 3/4% senior notes. In early 2005, we repurchased $26.4 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. In the future, we will continue to look for opportunities to reduce debt. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are our obligations related to our deferred compensation plans and our U.K. pension plans. Pursuant to our deferred compensation plans, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plans represent future cash payment obligations for us. We currently have invested in insurance funds for the purpose of funding over half of our future cash deferred compensation obligations. In addition, upon each distribution under the plans, we receive a corresponding tax deduction for such compensation payment. Our U.K. subsidiaries maintain pension plans with respect to which a limited number of our U.K. employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. As of December 31, 2004, based upon actuarial calculations of future benefit obligations under these plans, these plans were in the aggregate approximately $41.9 million underfunded. Our management expects that any future obligations under our deferred compensation plans and pension plans that are not currently funded will be funded out of our future cash flow from operations.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $182.2 million for the year ended December 31, 2004, an increase of $104.9 million compared to the year ended December 31, 2003. The acquisition of Insignia in July 2003 has impacted substantially all components of cash provided by our operating activities making comparison against the prior year not meaningful.

Net cash provided by operating activities totaled $77.3 million for the year ended December 31, 2003, an increase of $7.7 million compared to the year ended December 31, 2002. The acquisition of Insignia in July 2003 has impacted substantially all components of cash provided by our operating activities making comparison against the prior year not meaningful.

Investing Activities

Net cash used in investing activities totaled $23.3 million for the year ended December 31, 2004, a decrease of $274.8 million compared to the year ended December 31, 2003. This decrease was primarily due to costs incurred in 2003 associated with the Insignia Acquisition. In addition, during the year ended December 31, 2004, we received proceeds from the sale of property held for sale related to a real estate investment in Japan. The proceeds from the sale were offset by capital expenditures, which increased from the prior year primarily due to integration costs related to leasehold improvements in new and combined offices as a result of the Insignia Acquisition.

Net cash used in investing activities totaled $298.1 million for the year ended December 31, 2003, an increase of $269.3 million compared to the year ended December 31, 2002. This increase was primarily due to costs incurred in 2003 associated with the Insignia Acquisition. Capital expenditures of $40.3 million during the year ended December 31, 2003 were $21.3 million higher than 2002. This increase was mainly driven by capital expenditures incurred in connection with our relocation to new offices in the United Kingdom in 2003.

Financing Activities

Net cash used in financing activities totaled $67.4 million for the year ended December 31, 2004 compared to net cash provided by financing activities of $303.7 million for the year ended December 31, 2003. This decrease was primarily driven by debt repayments made in 2004 as well as a net increase in debt in the prior year mainly relating to the debt financing required by the Insignia Acquisition. The impact of these items was partially offset by prior year repayments of $43.0 million of Insignia notes payable and $30.0 million in aggregate principal amount of our 16% senior notes as well as higher deferred financing fees paid in the prior year.

Net cash provided by financing activities totaled $303.7 million for the year ended December 31, 2003 compared to net cash used in financing activities of $17.8 million for the year ended December 31, 2002. This increase was mainly attributable to the additional net debt and equity financing resulting from the Insignia Acquisition.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total debt (1)	$772,807	$171,923	$24,079	$23,640	$553,165
Operating leases (2)	709,356	113,538	178,630	146,440	270,748
Deferred compensation plan liability (3)	166,684	6,403	15,601	18,518	126,162
Pension liability (3) (4)	27,871	—	—	—	27,871

Total Contractual Obligations	$1,676,718	$291,864	$218,310	$188,598	$977,946

Other Commitments	Amount of Other Commitments Expiration
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Letters of credit (2)	$6,070	$6,070	$—	$—	$—
Guarantees (2) (5)	9,128	9,128	—	—	—
Co-investments (2)	24,260	23,521	739	—	—

Total Other Commitments	$39,458	$38,719	$739	$—	$—

(1)	See Note 11 of our Notes to the Consolidated Financial Statements. The repurchases by us of $26.4 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market in January and February 2005 are not reflected above.
(2)	See Note 12 of our Notes to the Consolidated Financial Statements.

(3)	See Note 10 of our Notes to the Consolidated Financial Statements.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(5)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.

Initial and Secondary Public Offerings

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock. In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholders on June 15, 2004 and July 14, 2004. Lastly, in December 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as subsequent rules to the same extent enacted by the SEC and the New York Stock Exchange have required changes in corporate governance practices of public companies. These new rules and regulations, including Section 404 of the Sarbanes-Oxley Act and the related rules and regulations, have increased our legal and financial compliance costs.

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

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston, or CSFB, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering. On June 15, 2004, in connection with the completion of our IPO, we completed a refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement, which became effective in connection with such refinancing. On November 15, 2004, we entered into an amendment to our new amended and restated credit agreement (the Credit Agreement), which reduced the interest rate spread of the term loan and increased flexibility on certain restricted payments and investments.

Our previous Credit Agreement permitted us, among other things to use the net proceeds we received from our IPO to pay down debt, including the redemptions in July 2004 of all $38.3 million in aggregate principal amount of our 16% senior notes due 2011 and $70.0 million in aggregate principal amount of our 9¾% senior notes due 2010, and the prepayment of $15.0 million in principal amount of our term loan under our Credit Agreement, which prepayment occurred on June 15, 2004.

Our current Credit Agreement includes the following: (1) a term loan facility of $295.0 million, requiring quarterly principal payments of $2.95 million beginning December 31, 2004 through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. Our Credit Agreement also permits us to make additional borrowings under the term loan facility of up to $25.0 million, subject to the satisfaction of customary conditions.

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. During June 2004, we used a portion of the net proceeds we received from our IPO to prepay $15.0 million in principal amount of the term loan facility. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $277.1 million and $297.5 million as of December 31, 2004 and 2003, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA, as defined in the Credit Agreement. As of December 31, 2004 and 2003, we had no revolving credit facility principal outstanding. As of December 31, 2004, letters of credit totaling $24.3 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness and operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35%, of our 9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $130.0 million and $200.0 million as of December 31, 2004 and 2003, respectively.

In June 2001, in order to partially finance our acquisition of CB Richard Ellis Services, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11 1/4% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CB Richard Ellis Services assumed all obligations with respect to the 11 1/4% senior subordinated notes in connection with the merger of Blum CB Corp. with and into CB Richard Ellis Services on July 20, 2001. The 11 1/4% senior subordinated notes are unsecured senior subordinated obligations of CB Richard Ellis Services and rank equally in right of payment with any of CB Richard Ellis Services’ existing and future unsecured senior subordinated indebtedness, but are subordinated to any of CB Richard Ellis Services’ existing and future senior indebtedness. The 11 1/4% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11 1/4% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11 1/4% senior subordinated notes), we are obligated to make an offer to purchase the 11 1/4% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid $3.1 million of premiums in connection with these open market purchases. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $205.0 million and $226.2 million as of December 31, 2004 and 2003, respectively. In January and February 2005, we repurchased $26.4 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid an aggregate of $4.0 million of premiums in connection with these open market purchases.

Also, to partially fund our acquisition of CB Richard Ellis Services in 2001, we issued $65.0 million in aggregate principal amount of 16% senior notes due July 20, 2011. The 16% senior notes were unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrued at a rate of 16.0% per year and was payable quarterly in arrears. Under the terms of the indenture governing the 16% senior notes and subject to the restrictions set forth in the Credit Agreement, the notes were redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. On October 27, 2003 and December 29, 2003, we redeemed $20.0 million and $10.0 million, respectively, in aggregate principal amount of our 16% senior notes and paid $2.9 million of premiums in connection with these redemptions. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem the remaining $38.3 million in aggregate principal amount of our 16% senior notes, which also required the payment of a $2.5 million premium and accrued and unpaid interest through the date of redemption. The amount of the 16% senior notes included in the accompanying consolidated balance sheet, net of unamortized discount was $35.5 million as of December 31, 2003.

Our Credit Agreement and the indentures governing our 9 3/4% senior notes, and our 11 1/4% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our outstanding senior secured term loan, our 9 3/4% senior notes and our 11 1/4% senior subordinated notes. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

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

Our wholly owned subsidiary, L.J. Melody & Company, has a credit agreement with Residential Funding Corporation, or RFC, for the purpose of funding mortgage loans that will be resold. On August 19, 2004, we entered into a Third Amendment to the Fourth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit). The agreement provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on December 1, 2004. On December 1, 2004, we entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement which provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expires on September 1, 2005. This agreement provides for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million, effective December 20, 2004. This temporary increase is for the period from December 20, 2004 to and including January 20, 2005. On March 1, 2005, we signed a consent letter to RFC, which approved the assignment and assumption of the Fifth Amended and Restated Credit and Security Agreement by Washington Mutual Bank, FA. We expect that prior to September 1, 2005 L.J. Melody will be able to reach a satisfactory amendment to extend the term of the agreement with RFC or to enter into an agreement with another third party to provide substitute financing arrangements for the purpose of funding mortgage loans. However, if L.J. Melody is unable to do so, the business and results of operations of our mortgage loan origination and servicing line of business may be adversely affected. During the years ended December 31, 2004 and 2003, respectively, we had a maximum of $279.8 million and $272.5 million warehouse line of credit principal outstanding with RFC. As of December 31, 2004 and 2003, we had a $138.2 million and a $230.8 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $138.2 million and $230.8 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2004 and 2003, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, which significantly expanded our Global Investment Management segment, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2004. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark senior notes bore interest at 9.0%. On January 1, 2003, the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our credit agreement. On January 1, 2005, the interest rate on all of the other Westmark senior notes was adjusted to equal the interest rate then in effect with respect to amounts outstanding under our credit agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $12.1 million as of December 31, 2004 and 2003.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom, which was part of Insignia’s business strategy of increasing its presence in that country. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2004 and 2003, $8.5 million and $12.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

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

Deferred Compensation Plan Obligations

We have two deferred compensation plans, one of which has been frozen and is no longer accepting deferrals, which we refer to as the Old DCP, and one of which became effective on August 1, 2004 and began accepting deferrals on August 13, 2004, which we refer to as the New DCP. Because a substantial majority of the deferrals under both the Old DCP and the New DCP have a distribution date based upon the end of a relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment sooner than we expect.

Old DCP

Prior to amending the Old DCP as discussed below, each participant in the Old DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of December 31, 2004, there were 2,308,803 outstanding stock fund units under the Old DCP, all of which were vested. The deferred compensation liability in the accompanying consolidated balance sheets was $166.7 million and $138.0 million at December 31, 2004 and 2003, respectively.

Effective January 1, 2004, we closed the Old DCP to new participants. Thereafter, until January 1, 2005, the Old DCP accepted compensation deferrals from those participants who had a balance in the plan, met the eligibility requirements and elected to participate, in each case up to a maximum annual contribution amount of $250,000 per participant. Effective January 1, 2005, no additional deferrals are permitted under this plan. Existing account balances under the plan will be paid to participants in the future according to their existing deferral elections. However, currently all participants may make unscheduled in-service withdrawals of their account balances, including the shares of Class A common stock underlying stock fund units, if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal.

Prior to our initial public offering, all shares held by our current and former employees and consultants, including any shares that such employees and consultants are entitled to receive as distributions with respect to stock fund units in the Old DCP, were subject to transfer restrictions. In connection with our initial public offering, we waived all of these transfer restrictions. As a result, all of these shares, including any shares received as future distributions with respect to stock fund units in the Old DCP, may be sold, subject to applicable securities law requirements. Shortly after our initial public offering, we filed a registration statement on Form S-8 that registered, among other things, the shares of Class A common stock to be distributed in the future with respect to stock fund units in the Old DCP. We entered into agreements with participants in the Old DCP holding stock fund units with 2,280,831 underlying shares of Class A common stock pursuant to which these participants agreed to sell no more than 20% of the shares underlying their current stock fund unit balances during any month over the five months in the period ending December 31, 2004 in exchange for fixed cash payments by us to these participants.

New DCP

Effective August 1, 2004, we adopted the New DCP, which began accepting deferrals for compensation earned after August 13, 2004. Under the New DCP, each participant is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. Deferrals are credited at the participant’s election to one or more investment alternatives under the New DCP, which include a money-market fund and a mutual fund investment option. There is limited flexibility for participants to change distribution elections once made. However, all participants may currently make unscheduled in-service withdrawals of their account balances if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $27.9 million and $36.0 million at December 31, 2004 and 2003, respectively. We expect to contribute a total of $5.8 million to fund our pension plan for the year ended December 31, 2005.

Other Obligations and Commitments

In connection with the sale of real estate investment assets by Insignia to Island Fund I LLC on July 23, 2003, Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of December 31, 2004, an aggregate of approximately $5.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $1.6 million as security for Island’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island.

L.J. Melody previously executed an agreement with the Federal National Mortgage Association, or Fannie Mae, to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and L.J. Melody retains the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $80.4 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $0.9 million. The other 1% is covered in the form of a guarantee to Fannie Mae by L.J. Melody.

We had letters of credit totaling $6.1 million as of December 31, 2004, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. Approximately $5.2 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above. The remaining $0.9 million outstanding letter of credit is the Fannie Mae letter of credit described above. The outstanding letters of credit as of December 31, 2004 expire at varying dates through July 23, 2005. However, we are obligated to renew the letters of credit related to the Island purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $9.1 million as of December 31, 2004, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae discussed above. Approximately $4.4 million of the guarantees are related to investment activity that is scheduled to expire on September 1, 2008. The guarantee related to the Island purchase agreement expired on the September 15, 2004 and was subsequently extended until March 31, 2005. Currently, renewals, modifications and extensions of such loan may be made without our consent, but the $1.3 million amount of our guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2004, we had committed $24.3 million to fund future co-investments. We expect that approximately $23.5 million of these commitments will be funded during 2005. In addition, to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

New Accounting and Tax Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We are currently conducting an evaluation of the effects of the repatriation provisions of the Act and will complete this evaluation by December 31, 2005. We do not expect the Act to have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123—Revised, “Share Based Payment”. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies are required to apply the standard on a modified prospective method. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The statement is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

Exchange Rates

During the year ended December 31, 2004, approximately 31.6% of our business was transacted in local currencies of foreign countries, the majority of which included the Euro, the British pound sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities, and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. As a result, fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenues and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. For example, during 2004 the U.S. dollar dropped against many of the currencies in which we conduct business. During the year ended December 31, 2004, foreign currency translation had a $68.8 million positive impact on our total revenue and a $60.2 million negative impact on our total cost of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from intercompany loans. Prior to 2004, our management historically had not entered into agreements to hedge the risks associated with the translation of foreign currencies into U.S. dollars. On April 6, 2004, we entered into an option agreement to purchase an aggregate notional amount of 8.7 million British pounds sterling for a cost of $0.6 million, which would have expired on December 29, 2004. On July 2, 2004, we entered into an option agreement to purchase an aggregate notional amount of 18.8 million euros for a cost of $0.7 million, which also would have expired on December 29, 2004. During October 2004, we sold both of these option agreements and entered into two new option agreements to purchase an aggregate notional amount of 10.2 million British pounds sterling for a cost of $0.3 million and 20.0 million euros for a cost of $0.4 million, both of which expired on December 29, 2004. The net impact on our earnings resulting from gains and/or losses on these option agreements has not been material. We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency. At December 31, 2004, we were not party to any such contracts.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Our fixed and variable rate long-term debt at December 31, 2004 consisted of the following:

Year of Maturity	Fixed Rate		One-Month LIBOR + 1.0%	Six-Month LIBOR + 2.0%		Six-Month Yen LIBOR + 3.75%	Six-Month GBP LIBOR - 2%	Total
2005	$16,332		$138,233	$13,806	(2)	$196	$3,356	$171,923
2006	56		—	11,800		390	—	12,246
2007	33		—	11,800		—	—	11,833
2008	20		—	11,800		—	—	11,820
2009	20		—	11,800		—	—	11,820
Thereafter	335,115	(1)	—	218,050	(3)	—	—	553,165

Total	$351,576		$138,233	$279,056		$586	$3,356	$772,807

Weighted Average Interest Rate	10.5%		3.4%	4.4%		3.8%	3.0%	7.0%

(1)	Primarily includes our 11 1/4% senior subordinated notes and our 9 3/4% senior notes. In January and February 2005, we purchased $26.4 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market.
(2)	Includes $11.8 million relating to our senior secured credit facilities and $2.0 million related to our Westmark senior notes (see Note 11 of our Notes to Consolidated Financial Statements).
(3)	Consists of amounts due under our senior secured credit facilities.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 41 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at December 31, 2004, the net impact would be a decrease of $1.7 million on pre-tax income and cash provided by operating activities for the year ended December 31, 2004.

Based on dealers’ quotes at December 31, 2004, the estimated fair values of our 9 3/4% senior notes and our 11 1/4% senior subordinated notes were $148.2 million and $236.4 million, respectively. Estimated fair values for the term loan under the senior secured credit facilities and the remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the majority of this debt is based on variable rates that approximate terms that we believe could be obtained at December 31, 2004.

Historically, we have not entered into agreements with third parties for the purpose of hedging our exposure to changes in interest rates. Although we do not have any current intentions to enter into such agreements in the future, we may do so in connection with our on-going assessment of our interest rate exposure. If we do enter into any such agreements, we would do so for risk management purposes only and not to engage in speculative activities with respect to interest rates. We would apply SFAS No. 133, as amended by SFAS No. 138, when accounting for any such derivatives.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CB Richard Ellis Group, Inc.:

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Group, Inc., and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive income (loss) for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to the Consolidated Financial Statements and Financial Statement Schedule at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CB Richard Ellis Group, Inc., and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2005

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$256,896	$163,881
Restricted cash	9,213	14,899
Receivables, less allowance for doubtful accounts of $14,811 and $16,181 at December 31, 2004 and 2003, respectively	394,062	322,416
Warehouse receivable	138,233	230,790
Prepaid expenses	26,586	22,854
Deferred tax assets, net	23,122	57,681
Other current assets	15,583	26,461

Total Current Assets	863,695	838,982
Property and equipment, net	137,703	113,569
Goodwill	821,508	819,558
Other intangible assets, net of accumulated amortization of $95,373 and $73,449 at December 31, 2004 and 2003, respectively	113,653	131,731
Deferred compensation assets	102,578	76,389
Investments in and advances to unconsolidated subsidiaries	83,501	68,361
Deferred tax assets, net	78,471	32,179
Other assets, net	70,527	132,712

Total Assets	$2,271,636	$2,213,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$185,877	$189,787
Compensation and employee benefits payable	150,721	154,961
Accrued bonus and profit sharing	271,020	200,343
Short-term borrowings:
Warehouse line of credit	138,233	230,790
Other	21,736	39,347

Total short-term borrowings	159,969	270,137
Current maturities of long-term debt	11,954	11,285
Other current liabilities	29,547	12,991

Total Current Liabilities	809,088	839,504

Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount of $2,337 and $2,827 at December 31, 2004 and 2003, respectively	205,032	226,173
Senior secured term loan	265,250	287,500
9 3/4% senior notes	130,000	200,000
16% senior notes, net of unamortized discount of $2,844 at December 31, 2003	—	35,472
Other long-term debt	602	42,275

Total Long-Term Debt	600,884	791,420
Deferred compensation liability	160,281	131,950
Pension liability	27,871	35,998
Other liabilities	107,639	75,024

Total Liabilities	1,705,763	1,873,896
Commitments and contingencies	—	—
Minority interest	5,925	6,656
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 71,031,429 and 7,176,396 shares issued and outstanding at December 31, 2004 and 2003, respectively	710	72
Class B common stock; $0.01 par value; 100,000,000 shares authorized; 53,409,556 shares issued and outstanding at December 31, 2003; no shares authorized, issued or outstanding at December 31, 2004	—	534
Additional paid-in capital	513,801	359,334
Notes receivable from sale of stock	(433)	(4,680)
Accumulated earnings	66,174	1,449
Accumulated other comprehensive loss	(20,304)	(23,780)

Total Stockholders’ Equity	559,948	332,929

Total Liabilities and Stockholders’ Equity	$2,271,636	$2,213,481

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
Revenue	$2,365,096	$1,630,074	$1,170,277
Costs and expenses:
Cost of services	1,203,765	796,428	547,093
Operating, administrative and other	909,892	678,377	501,798
Depreciation and amortization	54,857	92,622	24,614
Merger-related charges	25,574	36,817	36

Operating income	171,008	25,830	96,736
Equity income from unconsolidated subsidiaries	19,475	14,365	9,326
Interest income	4,264	3,560	3,272
Interest expense	65,418	71,256	60,501
Loss on extinguishment of debt	21,075	13,479	—

Income (loss) before provision (benefit) for income taxes	108,254	(40,980)	48,833
Provision (benefit) for income taxes	43,529	(6,276)	30,106

Net income (loss)	$64,725	$(34,704)	$18,727

Basic income (loss) per share	$0.95	$(0.68)	$0.45

Weighted average shares outstanding for basic income (loss) per share	67,775,406	50,918,572	41,640,576

Diluted income (loss) per share	$0.91	$(0.68)	$0.44

Weighted average shares outstanding for diluted income (loss) per share	71,345,073	50,918,572	42,185,989

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64,725	$(34,704)	$18,727
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,857	92,622	24,614
Amortization and write-off of deferred financing costs	11,353	13,276	3,322
Amortization and write-off of long-term debt discount	3,334	2,493	444
Deferred compensation deferrals	24,057	13,715	15,925
Write-off of impaired investments	5,134	—	—
Gain on sale of servicing rights, property held for sale and other assets	(7,974)	(5,321)	(6,287)
Equity income from unconsolidated subsidiaries	(19,475)	(14,365)	(9,326)
Provision for doubtful accounts	2,367	3,436	3,415
Deferred income taxes	15,803	(8,717)	7,605
Increase in receivables	(68,516)	(43,011)	(4,770)
(Increase) decrease in deferred compensation assets	(26,189)	(12,747)	5,743
Decrease (increase) in prepaid expenses and other assets	20,859	(5,154)	(5,096)
(Decrease) increase in accounts payable and accrued expenses	(10,842)	14,448	7,912
Increase in compensation and employee benefits payable and accrued bonus and profit sharing	73,560	42,634	17,541
Decrease (increase) in net income taxes receivable	18,208	(15,197)	3,225
Increase (decrease) in other liabilities	4,661	16,021	(15,203)
Tenant concessions received	13,697	13,338	4,689
Other operating activities, net	2,556	4,512	(2,909)

Net cash provided by operating activities	182,175	77,279	69,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	6,703	3,949	6,378
Proceeds from sale of property held for sale	50,401	—	—
Capital expenditures	(52,953)	(40,299)	(18,955)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(25,142)	(263,683)	(14,811)
Other investing activities, net	(2,328)	1,900	(1,431)

Net cash used in investing activities	(23,319)	(298,133)	(28,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	186,750	152,850	238,000
Repayment of revolver and swingline credit facility	(186,750)	(152,850)	(238,000)
Proceeds from senior secured term loans	—	375,000	—
Repayment of senior secured term loans	(20,450)	(298,475)	(9,351)
Repayment of non-recourse debt related to property held for sale	(41,956)	—	—
Repayment of notes payable	—	(43,000)	—
(Repayment of) proceeds from euro cash pool loan and other loans, net	(16,681)	3,029	(8,205)
Proceeds from 9 3/4% senior notes	—	200,000	—
Repayment of 9 3/4% senior notes	(70,000)	—	—
Repayment of 11 1/4% senior subordinated notes	(21,631)	—	—
Repayment of 16% senior notes	(38,316)	(30,000)	—
Proceeds from issuance of common stock, net	135,000	120,980	180
Proceeds from exercise of stock options	9,643	—	—
Payment of deferred financing fees	(4,683)	(22,707)	(443)
Other financing activities, net	1,708	(1,163)	(19)

Net cash (used in) provided by financing activities	(67,366)	303,664	(17,838)
NET INCREASE IN CASH AND CASH EQUIVALENTS	91,490	82,810	22,914
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	163,881	79,701	57,450
Effect of currency exchange rate changes on cash	1,525	1,370	(663)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$256,896	$163,881	$79,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$78,754	$63,718	$52,647

Income taxes, net of refunds	$17,915	$17,783	$19,142

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Class A common stock	Class B common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings	Accumulated other comprehensive income (loss)		Total
						Minimum pension liability	Foreign currency translation
Balance at December 31, 2001	$50	350	240,285	(5,884)	17,426		296	$252,523
Net income	—	—	—	—	18,727	—	—	18,727
Issuance of Class A common stock	—	—	460	(180)	—	—	—	280
Net cancellation of deferred compensation stock fund units	—	—	(427)	—	—	—	—	(427)
Net collection on notes receivable from sale of stock	—	—	—	1,264	—	—	—	1,264
Purchase of common stock	(3)	—	(1,729)	—	—	—	—	(1,732)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(17,039)	—	(17,039)
Foreign currency translation loss	—	—	—	—	—	—	(2,255)	(2,255)

Balance at December 31, 2002	$47	$350	$238,589	$(4,800)	$36,153	$(17,039)	$(1,959)	$251,341
Net loss	—	—	—	—	(34,704)	—	—	(34,704)
Issuance of Class A common stock	26	—	14,681	—	—	—	—	14,707
Issuance of Class B common stock	—	184	106,169	—	—	—	—	106,353
Issuance of deferred compensation stock fund units, net of cancellations	—	—	195	—	—	—	—	195
Net collection on notes receivable from sale of stock	—	—	—	120	—	—	—	120
Purchase of common stock	(1)	—	(459)	—	—	—	—	(460)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	1,930	—	1,930
Compensation expense for stock options	—	—	159	—	—	—	—	159
Foreign currency translation loss	—	—	—	—	—	—	(6,712)	(6,712)

Balance at December 31, 2003	$72	$534	$359,334	$(4,680)	$1,449	$(15,109)	$(8,671)	$332,929
Net income	—	—	—	—	64,725	—	—	64,725
Conversion of Class B common stock to Class A common stock	534	(534)	—	—	—	—	—	—
Proceeds from initial public offering	77	—	134,923	—	—	—	—	135,000
Issuance of Class A common stock	—	—	251	—	—	—	—	251
Net cancellation and distribution of deferred compensation stock fund units	6	—	(467)	—	—	—	—	(461)
Net collection on notes receivable from sale of stock	—	—	—	4,247	—	—	—	4,247
Purchase of common stock	—	—	(137)	—	—	—	—	(137)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	8,886	—	8,886
Stock options exercised (including tax benefit)	21	—	18,753	—	—	—	—	18,774
Compensation expense for stock options	—	—	1,144	—	—	—	—	1,144
Foreign currency translation loss	—	—	—	—	—	—	(5,410)	(5,410)

Balance at December 31, 2004	$710	—	$513,801	$(433)	$66,174	$(6,223)	$(14,081)	$559,948

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$64,725	$(34,704)	$18,727
Other comprehensive income (loss):
Foreign currency translation loss	(5,410)	(6,712)	(2,255)
Minimum pension liability adjustment, net of tax	8,886	1,930	(17,039)

Total other comprehensive income (loss)	3,476	(4,782)	(19,294)

Comprehensive income (loss)	$68,201	$(39,486)	$(567)

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

On July 20, 2001, we acquired all of the outstanding stock of CBRE pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among CBRE, Blum CB Corp. (Blum CB) and us. Blum CB was merged with and into CBRE with CBRE being the surviving corporation (the 2001 Merger). In July 2003, our global position in the commercial real estate services industry was further solidified as CBRE acquired Insignia Financial Group, Inc. We have no substantive operations other than our investment in CBRE.

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004 and July 14, 2004. Lastly, in December 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders.

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

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant inter-company accounts and transactions have been eliminated in consolidation.

Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, are accounted for under the equity method. Accordingly, our share of the earnings from these equity-method basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any impairment in value.

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions that affect the reported amounts in the financial statements. Actual results may differ from these estimates. Management believes that these estimates provide a reasonable basis for the fair presentation of our financial condition and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. We control certain cash and cash equivalents as an agent for our investment and property management clients. These amounts are not included in the accompanying consolidated balance sheets (See Note 16).

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation, or in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property and equipment is computed primarily using the straight-line method over estimated useful lives ranging up to ten years. Leasehold improvements are amortized over the term of their associated leases, excluding options to renew, since such leases generally do not carry prohibitive penalties for non-renewal. We capitalize expenditures that materially increase the life of our assets and expense the costs of maintenance and repairs.

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset.

Computer Software Costs

Certain costs related to the development or purchases of internal-use software are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs as well as payroll and related costs, which are incurred during the development stage of a project are capitalized and amortized over a three-year period when placed into production.

Goodwill and Other Intangible Assets

Goodwill mainly represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities acquired in the 2001 Merger and in the Insignia Acquisition. Other intangible assets include trademarks, which were separately identified as a result of the 2001 Merger, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom (U.K.) that was owned by Insignia prior to the Insignia Acquisition. Both the trademarks and the trade name are not being amortized and have indefinite estimated useful lives. Other intangible assets also included backlog, which represented the fair value of Insignia’s net revenue backlog as of July 23, 2003 that was acquired as part of the Insignia Acquisition. The backlog consisted of the net commission receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia Acquisition. Backlog was being amortized as cash was received or upon final closing of these pending transactions. The remaining other intangible assets primarily include management contracts, loan servicing rights, franchise agreements and a trade name, which are all being amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. This statement requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment based in part on a third-party valuation as of the beginning of the fourth quarter of each year. We also assess our goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that our carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2004, 2003 and 2002, and determined that no impairment existed as of those dates.

Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized using the straight-line method over the terms of the related debt agreements ranging up to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. In the third quarter of 2003, in connection with the Insignia Acquisition, we entered into an amended and restated credit facility and wrote off $6.8 million of unamortized deferred financing costs associated with our prior credit facility. In the fourth quarter of 2003, we wrote off $1.8 million of unamortized deferred financing costs associated with the $20.0 million and $10.0 million redemptions of our 16% senior notes on October 27, 2003 and December 29, 2003, respectively. During 2004, we wrote off $0.6 million, $3.1 million and $2.2 million of unamortized deferred financing costs associated with the $21.6 million repurchase of our 11 1/4% senior subordinated notes in the open market, and the $70.0 million and $38.3 million redemptions of our 9 3/4% senior notes and 16% senior notes, respectively. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $23.2 million and $29.9 million, as of December 31, 2004 and 2003, respectively.

Revenue Recognition

We record real estate commissions on sales generally upon close of escrow or transfer of title, except when future contingencies exist. Real estate commissions on leases are generally recorded as income once we satisfy all obligations under the commission agreement. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies including tenant occupancy, payment of a deposit or payment of a first month’s rent (or a combination thereof). As some of these conditions are outside of our control and are often not clearly defined, judgment must be exercised in determining when such required events have occurred in order to recognize revenue.

A typical commission agreement provides that we earn a portion of the lease commission upon the execution of the lease agreement by the tenant, while the remaining portion(s) of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies, such as tenant occupancy, results in the delay of recognition of corresponding revenue until such contingencies are satisfied. For example, if we do not earn all or a portion of the lease commission until the tenant pays its first month’s rent, and the lease agreement provides the tenant with a free rent period, we delay revenue recognition until rent is paid by the tenant.

Investment management and property management fees are generally based upon percentages of the revenue or profit generated by the entities managed and are recognized when earned under the provisions of the related management agreements. Our Global Investment Management segment earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied. With many of these investments,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our Global Investment Management team has participation interests in such incentive fees. These participation interests are accrued for based upon the probability of such performance-based incentive fees being earned.

Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time a loan closes and we have no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded to revenue as monthly principal and interest payments are collected from mortgagors. Other commissions, consulting fees and referral fees are recorded as income at the time the related services have been performed, unless significant future contingencies exist.

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are fully provided for. Historically, our credit losses have been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Business promotion and advertising costs of $31.1, million, $23.5 million, and $16.8 million were included in operating, administrative and other expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the United States (U.S.) are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations are a $3.2 million gain, a $9.8 million gain and a $6.4 million gain for the years ended December 31, 2004, 2003 and 2002, respectively.

Derivative Financial Instruments

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from inter-company loans. In addition, beginning in 2004, our management began entering into agreements to hedge the risks associated with the translation of foreign currencies into U.S. dollars by utilizing foreign currency exchange option contracts. We apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” when accounting for any such contracts. SFAS No. 133, as amended by SFAS No. 138, requires us to recognize all qualifying derivative instruments as assets or liabilities on our balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recognized in earnings unless specific hedge accounting criteria are met. The net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward and option contracts has not been material. As of December 31, 2004 and 2003, we were not party to any such contracts.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended by SFAS No. 138, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivative contracts has not been significant.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive loss consists of foreign currency translation adjustments and net minimum pension liability adjustments. Foreign currency translation adjustments exclude income tax expense (benefit) given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The income tax benefit associated with the minimum pension liability adjustments was $2.7 million, $6.5 million and $7.3 million as of December 31, 2004, 2003 and 2002 respectively.

Accounting for Transfers and Servicing

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” in accounting for loan sales and acquisition of servicing rights. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred at fair value. Servicing assets are amortized over the period of estimated servicing income with a write-off required when control is surrendered. When we sell commercial mortgage loans, we allocate the acquisition costs of the mortgage loan between the security sold and the retained loan servicing right, based upon their relative fair values. The reported gain is the difference between the cash proceeds from the sale of the mortgage loans and its allocated costs. The cost allocated to the loan servicing rights are included in other intangible assets in the accompanying consolidated balance sheets. Our recording of loan servicing rights at their fair value resulted in gains, which have been reflected in the accompanying consolidated statements of operations. The amount of loan servicing rights recognized during the years ended December 31, 2004 and 2003 was as follows (dollars in thousands):

	Year Ended December 31,
	2004	2003
Beginning balance, loan servicing rights	$13,882	$14,100
Loan servicing rights—contractual payments on previous acquisitions	59	42
Loan servicing rights recognized under SFAS No. 140	2,546	1,760
Loan servicing rights sold	(199)	(259)
Amortization expense	(2,017)	(1,761)

Ending balance, loan servicing rights	$14,271	$13,882

We periodically evaluate our servicing asset for impairment on a portfolio basis as all of these assets relate to commercial mortgage loans. Management estimates that the carrying amount approximates the fair value of the servicing asset based upon a discounted cash flow model of net servicing fees and assuming a 11% attrition rate and a 15% discount rate. The overall risk characteristics of commercial mortgage loans are such that the occurrence of material adverse fluctuations in the underlying assumptions used to calculate the related fair values are unlikely.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Broker Draws

As part of our recruitment efforts relative to new U.S. brokers, we offer a transitional broker draw arrangement. Our broker draw arrangements generally last until such time as a broker’s pipeline of business is sufficient to allow him or her to earn sustainable commissions. This program is intended to provide the broker with a minimal amount of cash flow to allow adequate time for his or her training as well as time for him or her to develop business relationships. Similar to traditional salaries, the broker draws are paid irrespective of the actual revenues generated by the broker. Often these broker draws represent the only form of compensation received by the broker. Furthermore, it is not our general policy to pursue collection of unearned broker draws paid under this arrangement. As a result, we have concluded that broker draws are economically equivalent to salaries paid and accordingly charge them to compensation as incurred. The broker is also entitled to earn a commission on completed revenue transactions. This amount is calculated as the commission that would have been payable under our full commission program, less any amounts previously paid to the broker in the form of a draw.

Stock-Based Compensation

Prior to 2003, we accounted for our employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Financial Accounting Standards Board (FASB) interpretations. Accordingly, compensation cost for employee stock options was measured as the excess, if any, of the estimated market price of our Class A common stock at the date of grant over the amount an employee was required to pay to acquire the stock. No stock-based employee compensation cost is reflected in net income for the year ended December 31, 2002, as all options granted during that period had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

In the fourth quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” Awards under our stock-based compensation plans vest over four or five-year periods. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for the years ended December 31, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$64,725	$(34,704)	$18,727
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	698	98	—
Deduct: Total stock-based employee compensation expense determined under the Black-Scholes method for all awards, net of related tax effect	(1,207)	(648)	(523)

Pro forma net income (loss)	$64,216	$(35,254)	$18,204

Basic EPS:
As reported	$0.95	$(0.68)	$0.45

Pro forma	$0.95	$(0.69)	$0.44

Diluted EPS:
As reported	$0.91	$(0.68)	$0.44

Pro forma	$0.90	$(0.69)	$0.43

The weighted average fair value of options granted by us was $8.03, $0.58 and $0.84 for the years ended December 31, 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant utilizing the following weighted average assumptions:

	Year ended December 31,
	2004	2003	2002
Risk-free interest rate	3.12%	3.02%	4.06%
Expected volatility	37.33%	0.00%	0.00%
Expected life	4 years	5 years	5 years

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 – Revised, “Share Based Payment”. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies are required to apply the standard on a modified prospective method. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The statement is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

Reclassifications

Certain reclassifications, which do not have an effect on net income or equity, have been made to the 2003 and 2002 financial statements to conform with the 2004 presentation.

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

In conjunction with and immediately prior to the Insignia Acquisition, Island Fund I LLC (Island), a Delaware limited liability company, which is affiliated with Andrew L. Farkas (Insignia’s former Chairman and Chief Executive Officer) and some of Insignia’s other former officers, completed the purchase of specified real estate investment assets of Insignia, pursuant to a Purchase Agreement, dated May 28, 2003 (the Island Purchase Agreement), by and among Insignia, us, CBRE, Apple Acquisition and Island. A number of the real estate investment assets that were sold to Island required the consent of one or more third parties in order to transfer such assets. Some of these third party consents were not obtained prior to or since the closing of the Insignia Acquisition. As a result, we continue to hold these real estate investment assets pending the receipt of these third party consents. While we hold these assets, we have generally agreed to provide Island with the economic

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits from these assets and Island generally has agreed to indemnify us with respect to any losses incurred in connection with continuing to hold these assets (See note 12 to the consolidated financial statements).

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

The funding to complete the Insignia Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Insignia, was obtained through (a) the sale of 6,587,135 shares of our Class B Common Stock, par value $0.01 per share, to Blum Strategic, a Delaware limited partnership, Blum Strategic Partners II, L.P., a Delaware limited partnership and Blum Strategic Partners II GmbH & Co. KG, a German limited partnership, for an aggregate cash purchase price of $105,394,160; (b) the sale of 227,865 shares of our Class A Common Stock, par value $.01 per share, to DLJ Investment Partners, L.P., a Delaware limited partnership, DLJ Investment Partners II, L.P., a Delaware limited partnership and DLJIP II Holdings, L.P., a Delaware limited partnership, for an aggregate cash purchase price of $3,645,840; (c) the sale of 625,000 shares of our Class A Common Stock to California Public Employees’ Retirement System (CalPERS) for an aggregate cash purchase price of $10,000,000; (d) the sale of 60,000 shares of our Class B Common Stock to Frederic V. Malek, a director of our company, for an aggregate cash purchase price of $960,000; (e) the release from escrow of the net proceeds from the offering by CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE that merged with and into CBRE in connection with the Insignia Acquisition, of $200.0 million of the 9 3/4% Senior Notes due May 15, 2010 (see Note 11), issued and sold by CBRE Escrow on May 22, 2003; (f) $75.0 million of term loan borrowings under the Amended and Restated Credit Agreement (see Note 11), dated as of May 22, 2003, by and among CBRE, Credit Suisse First Boston (CSFB) as Administrative Agent and Collateral Agent, the other lenders named in the credit agreement, us and the guarantors named in the credit agreement and (g) $36,870,230 of cash proceeds from the completion of the sale to Island.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase accounting adjustments related to the Insignia Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, July 23, 2003. The final valuation of the net assets acquired was completed during 2004 and did not result in any significant adjustments when compared to the preliminary valuation, other than those noted below.

During the year ended December 31, 2004, we made the following significant adjustments to goodwill:

•	In the first quarter of 2004, we assigned a $6.6 million estimated fair value to a broker draw asset acquired from Insignia. Based on our management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimate that we will derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and, accordingly, we are amortizing it on a straight-line basis, which best reflects the pattern in which the economic benefits of the broker draw asset are consumed, during that period. The allocation of purchase price to the broker draw asset, net of related tax impact, resulted in a $3.8 million decrease in goodwill and a related $2.9 million decrease in net income during the year ended December 31, 2004, which includes a $0.8 million first quarter 2004 adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003.

•	During the year ended December 31, 2004, we recorded a $14.2 million increase to goodwill due to an increase in liabilities primarily related to additional lease termination costs, contract termination costs and costs associated with anticipated legal settlements. All such adjustments were recorded in accordance with the requirements of Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As of the consummation date of the acquisition of Insignia, our management began to assess and formulate a plan to close certain Insignia locations. Due to the size of this acquisition and the dispersed nature of Insignia’s operations, a significant amount of time and effort was required to finalize plans with respect to closures, analyze the provisions of contracts to be terminated and estimate the total exit costs. The adjustment during the year ended December 31, 2004 represents a change in estimate as we completed our assessments and finalized our plans with respect to certain of the locations.

•	In the first quarter of 2004, we recorded a $4.2 million increase to goodwill related to the sale of certain assets acquired in connection with the Insignia Acquisition. Of this amount, $3.7 million represented a receivable due from a buyer, which was collected in the second quarter of 2004. During the second and third quarter of 2004, we received additional cash for the sale of such assets as well as finalized the fair value assigned to such assets in the purchase price allocation. This resulted in a overall increase to goodwill of approximately $2.9 million, which reflects the sale of assets at an amount less than the value assigned in the preliminary purchase price allocation. As no event occurred during the period from the acquisition date to the sale date that would have impacted the value of these assets, our management concluded that the amount at which these assets were ultimately sold represents the best estimate of the fair value of these assets at the date of the Insignia Acquisition.

•	During the second quarter of 2004, we finalized the fair value of liabilities assumed relating to annuities due to former equity partners of Richard Ellis Group Limited that are payable by Insignia until the times of their deaths. Our valuations of these annuities was based in part on a third-party valuation and resulted in a $4.2 million increase in goodwill in 2004.

•	During the year ended December 31, 2004, we recorded a reduction of $22.7 million to goodwill related to the deferred tax impact of all purchase accounting adjustments recorded in 2004, excluding the deferred tax impact previously mentioned related to the broker draw asset. This net reduction included the reversal of a $27.0 million deferred tax asset valuation allowance that had previously been recorded and related to net operating losses (see Note 13).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	During the fourth quarter of 2004, we recorded an adjustment of $4.9 million for certain pre-acquisition contingencies related to the anticipated outcome of an audit of a 1998 U.K. Insignia tax return.

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

	2003 Charge to Goodwill	2004 Adjustment to Goodwill	Utilized to Date	To be Utilized
Severance	$30,706	$(19)	$(25,208)	$5,479
Lease termination costs	28,922	8,923	(13,868)	23,977
Change of control payments	10,451	—	(10,451)	—
Costs associated with exiting contracts	8,921	1,519	(9,045)	1,395
Legal settlements anticipated	8,739	3,770	(3,224)	9,285

	$87,739	$14,193	$(61,796)	$40,136

The liability for severance covers approximately 450 employees with the bulk of the terminations occurring in the U.S. The amount unpaid as of December 31, 2004 primarily represents future payments required per severance agreements for the top six former senior executives of Insignia. These amounts will be paid as required by their severance agreements up through their expiration date of December 31, 2005. All other outstanding liabilities for severance are expected to be paid in 2005. We identified approximately 50 redundant facilities consisting of both sales and corporate offices. A total accrual for lease termination costs of $37.8 million was established for office closures, the majority of which were located in the U.S. The liability for lease termination costs will be paid over the remaining contract periods through 2014. The change of control payments represented amounts paid to the top six former senior executives of Insignia as a direct result of the Insignia Acquisition as stipulated in their employment contracts. In connection with the Insignia Acquisition, we incurred costs associated with the termination of contracts that Insignia entered into prior to the Insignia Acquisition. We expect to pay all remaining costs relating to exiting these contracts by June 30, 2006. We have accrued approximately $12.5 million to cover our exposure in various lawsuits involving Insignia that were pending prior to the Insignia Acquisition. These liabilities will be paid as each case is settled.

4. Basis of Preparation

The accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2004 and 2003 include the consolidated financial statements of Insignia from July 23, 2003, the date of the Insignia Acquisition. As such, our consolidated financial statements after the Insignia Acquisition are not directly comparable to our consolidated financial statements prior to the Insignia Acquisition.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited pro forma results, assuming the Insignia Acquisition had occurred as of January 1, 2003 and 2002 for purposes of the 2003 and 2002 pro forma disclosures, respectively, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Insignia Acquisition as well as higher interest expense as a result of debt incurred to finance the Insignia Acquisition. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the Insignia Acquisition occurred on January 1, 2003 or 2002, respectively and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2003	2002
	(Unaudited)
Revenue	$1,948,827	$1,744,162
Operating income	17.871	59,380
Net loss	(43,923)	(20,443)
Basic and diluted loss per share	(0.70)	(0.33)
Weighted average shares outstanding for basic and diluted loss per share	62,478,565	62,425,796

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-K and include all information and footnotes required for annual financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

5. Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, is restricted cash of $9.2 million and $14.9 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the U.K. The acquisitions include the 1999 acquisition of St. Quintin Holdings Limited and the 1998 acquisition of Richard Ellis Group Limited.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2004	2003
Computer hardware and software	3 years	$125,753	$102,620
Furniture and equipment	5 years	70,919	59,537
Leasehold improvements	1-10 years	69,125	48,741
Equipment under capital leases	1-10 years	12,526	12,820

		278,323	223,718
Accumulated depreciation		(140,620)	(110,149)

Property and equipment, net		$137,703	$113,569

Depreciation expense was $33.7 million for the year ended December 31, 2004, $28.3 million for the year ended December 31, 2003, and $20.8 million for the year ended December 31, 2002.

7. Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests on an annual basis, at a minimum, or whenever events or circumstances occur indicating that those assets might be impaired.

The purchase accounting adjustments associated with the Insignia Acquisition have been recorded in the accompanying consolidated financial statements. During 2004, we finalized the fair value of all assets acquired and liabilities assumed as of July 23, 2003, the effective date of the Insignia Acquisition (See Note 3 for additional information). The following table summarizes the goodwill allocated to our operating segments in connection with the Insignia Acquisition as well as other changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Total
Balance at December 31, 2002	$456,556	$84,028	$2,896	$33,657	$577,137
Purchase accounting adjustments related to acquisitions	130,771	111,043	607	—	242,421

Balance at December 31, 2003	587,327	195,071	3,503	33,657	819,558
Purchase accounting adjustments related to acquisitions	(9,017)	7,089	3,878	—	1,950

Balance at December 31, 2004	$578,310	$202,160	$7,381	$33,657	$821,508

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets totaled $113.7 million and $131.7 million, net of accumulated amortization of $98.9 million and $73.5 million, as of December 31, 2004 and 2003, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826

	$83,526		$83,526

Amortizable intangible assets
Backlog	$72,149	$(72,149)	$72,503	$(59,108)
Management contracts	27,486	(14,756)	25,649	(9,708)
Loan servicing rights	20,057	(5,786)	17,694	(3,812)
Other	5,808	(2,682)	5,808	(821)

	$125,500	$(95,373)	$121,654	$(73,449)

Total intangible assets	$209,026	$(95,373)	$205,180	$(73,449)

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

Backlog represents the fair value of Insignia’s net revenue backlog as of July 23, 2003, which was acquired as part of the Insignia Acquisition. The backlog consists of the net commissions receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia Acquisition. This intangible asset has been amortized as cash has been received or upon final closing of these pending transactions. As of December 31, 2004, the backlog was fully amortized.

Management contracts are primarily comprised of property management contracts in the U.S., the U.K., France and other European operations, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over estimated useful lives of up to ten years.

Loan servicing rights represent the fair value of servicing assets in our mortgage brokerage line of business in the U.S., the majority of which were acquired as part of the 2001 Merger. The loan servicing rights are being amortized over estimated useful lives of up to ten years.

Other amortizable intangible assets represent other intangible assets acquired as a result of the Insignia Acquisition, including an intangible asset recognized for other non-contractual revenue acquired in the U.S. as well as franchise agreements and a trade name in France. These other intangible assets are being amortized over estimated useful lives of up to 20 years.

Amortization expense related to intangible assets was $21.2 million for the year ended December 31, 2004, $64.3 million for the year ended December 31, 2003 and $3.8 million for the year ended December 31, 2002. The estimated annual amortization expense for each of the years ended December 31, 2005 through December 31, 2009 approximates $6.7 million, $5.1 million, $4.2 million, $3.5 million, and $2.5 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting and as of December 31, 2004 and 2003 include the following (dollars in thousands):

	Interest	December 31,
		2004	2003
Global Innovation Partners, L.L.C.	4.9%	$22,027	$14,037
CB Commercial/Whittier Partners, L.P.	50.0%	9,232	8,590
CB Richard Ellis Strategic Partners, L.P.	2.9%	8,399	10,353
CB Richard Ellis Strategic Partners II, L.P.	3.4%	6,078	7,322
Ikoma CB Richard Ellis KK	22.8%	5,889	4,973
CBRE Technical Services	49.9%	3,796	2,553
CB Residential Management KK	42.5%	3,044	—
Glades Plaza, L.P.	20.0%	2,787	2,451
Miroir Holding Sarl	7.5%	2,463	—
CB Richard Ellis Realty Trust	4.5%	2,183	—
KB Opportunity Investors	45.0%	—	1,723
CB Richard Ellis/Pittsburgh, L.P.	50.0%	847	1,221
Other	*	16,756	15,138

Total		$83,501	$68,361

*	Various interests with varying ownership rates.

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2004	2003
Current assets	$210,374	$208,743
Non current assets	$2,426,286	$2,040,138
Current liabilities	$313,941	$154,778
Non current liabilities	$906,246	$969,993
Minority interest	$15,406	$4,600

Condensed Statements of Operations Information:

	Year Ended December 31,
	2004	2003	2002
Net revenue	$568,604	$450,542	$349,121
Operating income	$113,820	$111,585	$78,171
Net income	$260,702	$174,629	$81,498

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $27.6 million, $21.6 million and $22.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. Other Assets

The following table summarizes the items included in other assets (dollars in thousands):

	December 31,
	2004	2003
Deferred financing costs, net	$23,228	$29,898
Employee loans (1)	19,613	17,622
Cost investments	11,471	7,096
Deposits	6,051	4,621
Notes receivable	5,157	5,640
Property investments held pursuant to the Island Purchase Agreement (2)	1,827	7,457
Long-term trade receivables, net	1,689	6,542
Property held for sale	—	50,615
Miscellaneous	1,491	3,221

Total	$70,527	$132,712

(1)	See Note 21 for additional information.
(2)	Represents property investments held for the benefit of Island Fund pursuant to the Island Purchase Agreement pending the receipt of third party consents (see Note 3 for additional information).

10. Employee Benefit Plans

Stock Incentive Plans and Warrants.

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004, in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under the 2001 stock incentive plan. However, as of December 31, 2004, outstanding stock awards granted under the 2001 stock incentive plan to acquire 5,177,533 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

In connection with the 2001 Merger, we offered and sold shares of our Class A common stock to certain of our employees that were designated by our board of directors in consultation with Ray Wirta, our Chief

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Since the 2001 Merger, there have been instances where employees have forfeited their options as a result of the termination of their employment with our company. We have generally issued individual grants to replacement hires made as well as to retain certain key employees. Additionally, individual grants of options and issuances and sales of shares of Class A common stock have been made from time to time to key new hires. As of December 31, 2004, a total of 245,958 shares of our Class A common stock had been issued and sold and 861,345 options to acquire our Class A common stock had been granted to individuals under the instances described above since the 2001 Merger. These options have exercise prices of $5.77 per share, terms of ten years and vest and are exercisable in 20% annual increments over various five-year periods through February 2009.

2004 Stock Incentive Plan. Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors and consultants. A total of 6,928,406 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan. This share reserve is reduced by one share upon grant of an option or stock appreciation right, and is reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. Awards that expire, terminate, lapse, that are reacquired by us or are redeemed for cash rather than shares will again be available for grant under the stock incentive plan. No employee is eligible to be granted options or stock appreciation rights covering more than 2,078,522 shares during any calendar year. In addition, our board of directors has adopted a policy stating that no person is eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 692,841 shares during any calendar year and to be granted any other form of stock award permitted under the 2004 stock incentive plan covering more than 346,240 shares during any calendar year. As of December 31, 2004, 1,274,643 shares were subject to options issued under our 2004 stock incentive plan and 5,653,763 shares remained available for future grants under the 2004 stock incentive plan.

On June 10, 2004, a total of 20,643 options to acquire our Class A common stock, 10,318 of restricted stock awards in our Class A common stock and 3,682 unrestricted shares of our Class A common stock were issued to our non-employee directors pursuant to our annual director compensation policy and our 2004 stock incentive plan. The options have an exercise price of $19.00, a term of seven years and vest ratably on a quarterly basis through June 10, 2011. The restricted stock awards vest in full on the third anniversary of the vesting commencement date, or June 10, 2007.

On September 22, 2004, pursuant to our 2004 stock incentive plan, certain employees were granted 1,254,000 options to acquire Class A common stock at an exercise price of $22.39 per share. These options vest and are exercisable in 25% increments over a four-year period and expire on September 22, 2009.

The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition our board of directors may adjust outstanding awards to preserve the awards’ benefits or potential benefits.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants. Pursuant to an agreement entered into in connection with the 2001 Merger, we issued to our stockholders affiliated with Freeman Spogli a warrant to acquire 708,019 shares of our Class B common stock at an exercise price of $10.825 per share in exchange for the cancellation of previously outstanding warrants to acquire 364,884 shares of CBRE common stock. These warrants were automatically exercised on a “cashless” basis in connection with our IPO in June 2004.

A summary of the status of our option plans and warrants is presented in the tables below:

	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	4,873,435	$6.51
Granted	343,297	5.77
Forfeited	(485,806)	5.77

Outstanding at December 31, 2002	4,730,926	6.53	769,261	$5.77

Granted	2,931,905	5.77
Forfeited	(58,107)	5.77

Outstanding at December 31, 2003	7,604,724	6.24	1,538,575	$5.77

Exercised	(2,378,175)	7.28
Granted	1,288,500	22.16
Forfeited	(62,873)	5.77

Outstanding at December 31, 2004	6,452,176	$9.05	1,255,055	$5.81

Option plans outstanding at December 31, 2004 and their related weighted average exercise price and life information is presented below:

	Outstanding Options			Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.77	5,177,533	7.7	$5.77	1,251,618	$5.77
$19.00 – $22.39	1,274,643	4.7	22.34	3,437	19.00

	6,452,176	7.1	$9.05	1,255,055	$5.81

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

We currently have two deferred compensation plans, one of which has been frozen and is no longer accepting deferrals, which we refer to as the Old DCP, and one of which became effective on August 1, 2004 and began accepting deferrals on August 13, 2004, which we refer to as the New DCP. Because a substantial majority of the deferrals under both the Old DCP and the New DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals subject to a 7.5% penalty.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Old DCP

Prior to amending the Old DCP as discussed below, each participant in the Old DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of December 31, 2004, there were 2,308,803 outstanding stock fund units under the Old DCP, all of which were vested.

Effective January 1, 2004, we closed the Old DCP to new participants. Thereafter, until January 1, 2005, the Old DCP will continue to accept compensation deferrals from those participants who currently have a balance in the plan, meet the eligibility requirements and elect to participate, in each case up to a maximum annual contribution amount of $250,000 per participant. Effective January 1, 2005, no additional deferrals will be permitted under this plan. Existing account balances under the plan will be paid to participants in the future according to their existing deferral elections. However, currently all participants may make unscheduled in-service withdrawals of their account balances, including the shares of Class A common stock underlying stock fund units, if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal.

Prior to our IPO, all shares held by our current and former employees and consultants, including any shares that such employees and consultants are entitled to receive as distributions with respect to stock fund units in the Old DCP, were subject to transfer restrictions. In connection with our IPO, we waived all of these transfer restrictions. As a result, all of these shares, including any shares received as future distributions with respect to stock fund units in the Old DCP, may be sold, subject to applicable securities law requirements. Shortly after our IPO, we filed a registration statement on Form S-8 that registered, among other things, the shares of Class A common stock to be distributed in the future with respect to stock fund units in the Old DCP. We entered into agreements with participants in the Old DCP holding stock fund units with 2,280,831 underlying shares of Class A common stock pursuant to which these participants agreed to sell no more than 20% of the shares underlying their current stock fund unit balances during any month over the five months in the period ending December 31, 2004 in exchange for fixed cash payments by us to these participants.

Prior to the 2001 Merger, participants were entitled to invest their deferrals in stock fund units that entitled the participants to receive future distributions of shares of CBRE common stock, which stock fund units now represent the right to receive future distributions of shares of our common stock. Each stock fund unit that was unvested prior to the 2001 Merger remained in participants’ accounts, but after the 2001 Merger was converted to the right to receive 2.77 shares of our Class A common stock. These unvested stock fund units were accounted for as a deferred compensation asset and were amortized as compensation expense over the remaining vesting period for such stock fund units in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” with $1.4 million charged to compensation expense for the year ended December 31, 2004 and $1.8 million charged to compensation expense for the years ended December 31, 2003 and 2002. During the year ended December 31, 2004, the remaining stock fund units became fully vested and accordingly the related deferred compensation asset was fully amortized. The accompanying consolidated balance sheets include the unamortized balances totaling $1.4 million in other current assets as of December 31, 2003. Subsequent to the 2001 Merger, no new deferrals have been allowed in stock fund units.

In 2001, we announced a match for the Plan Year 2000, effective July 2001, in the amount of $8.0 million to be invested in an interest bearing account on behalf of participants. The 2000 Company Match vests at 20% per year and will be fully vested by December 2005. The related compensation expense is being amortized over the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting period. The amounts charged to expense for the 2000 Company match were $1.7 million for the years ended December 31, 2004, 2003 and 2002.

New DCP

Effective August 1, 2004, we adopted the New DCP, which began accepting deferrals for compensation earned after August 13, 2004. Under the New DCP, each participant is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. Deferrals are credited at the participant’s election to one or more investment alternatives under the New DCP, which include a money-market fund and a mutual fund investment option. There is limited flexibility for participants to change distribution elections once made. However, all participants may currently make unscheduled in-service withdrawals of their account balances if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability of $166.7 million and $138.0 million at December 31, 2004 and 2003, respectively, and assets (in the form of insurance) set aside to cover the liability of $102.6 million and $76.4 million as of December 31, 2004 and 2003, respectively. The current portion of the accumulated non-stock liability is $6.4 million and $6.1 million at December 31, 2004 and 2003, respectively, and is included in compensation and employee benefits payable in the accompanying consolidated balance sheets. In addition, our stock fund unit deferrals included in additional paid-in capital totaled $13.3 million and $18.1 million at December 31, 2004 and 2003, respectively.

Stock Purchase Plans. Prior to the 2001 Merger, CBRE had restricted stock purchase plans covering select key executives including senior management. A total of 550,000 shares of common stock were reserved for issuance under CBRE’s 1996 Equity Incentive Plan. The shares were issued to senior executives for a purchase price equal to the greater of $10.00 per share or fair market value. The purchase price for these shares was paid either in cash or by delivery of a full recourse promissory note. The majority of the notes related to the 1996 Equity Incentive Plan were repaid as part of the 2001 Merger, with the remaining unpaid outstanding balance of $0.3 million and $0.6 million as of December 31, 2004 and 2003, respectively, included in notes receivable from sale of stock in the accompanying consolidated statements of stockholders’ equity.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $73.3 million for the year ended December 31, 2004, $51.8 million for the year ended December 31, 2003 and $40.2 million for the year ended December 31, 2002.

401(k) Plans. Our CB Richard Ellis 401(k) Plan (401(k) Plan) is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code. Generally, our U.S. employees are eligible to participate in the plan if the employee is at least 21 years old. The 401(k) Plan provides for participant contributions as well as discretionary employer contributions. A participant is allowed to contribute to the 401(k) Plan from 1% to 50% of his or her compensation, subject to limits imposed by applicable law. Each year, we determine the amount of employer contributions, if any, we will contribute to the 401 (k) Plan based on the performance and profitability of our consolidated U.S. operations. Our contributions for the year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant’s pre-tax contributions for that year, up to 5% of the participant’s compensation. In connection with the 401(k) Plan, we incurred $1.2 million for the year ended December 31, 2004, $2.2 million for the year ended December 31, 2003, and no expense for the year ended December 31, 2002.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2004, 238,105 shares of our common stock were held as investments by participants in our 401(k) plan.

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

Pension Plans. The London-based firm of Hillier Parker May & Rowden, which we acquired in 1998, had a contributory defined benefit pension plan. A subsidiary of Insignia, which we acquired in connection with the Insignia Acquisition in 2003, had a contributory defined benefit pension plan in the U.K. Our subsidiaries based in the U.K. maintain these plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Pension expense totaled $6.5 million for the year ended December 31, 2004, $7.8 million for the year ended December 31, 2003 and $3.6 million for the year ended December 31, 2002.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A measurement date of September 30, 2004 was used for both of our defined benefit pension plans for the year ended December 31, 2004. The defined benefit pension plan acquired in the Insignia Acquisition formerly had a measurement date of December 31. During 2004, the measurement date of this plan was changed to September 30 to conform with the measurement date used for our other defined benefit pension plan. The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans. (dollars in thousands):

	Year Ended December 31,
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of period	$200,186	$96,734
Service cost	6,782	6,248
Interest cost	11,223	7,573
Plan participants’ contributions	2,332	1,929
Amendments	(6,462)	—
Actuarial loss	2,852	7,472
Insignia Acquisition	—	64,392
Benefits paid	(5,449)	(3,871)
Foreign currency translation	15,829	19,709

Benefit obligation at end of period	$227,293	$200,186

Change in plan assets
Fair value of plan asset at beginning of period	$155,958	$76,430
Actuarial return on plan assets	15,260	18,317
Company contributions	4,668	2,850
Insignia Acquisition	—	45,295
Plan participants’ contributions	2,332	1,929
Benefits paid	(5,449)	(3,871)
Foreign currency translation	12,626	15,008

Fair value of plan assets at end of period	$185,395	$155,958

Funded status	$(41,898)	$(44,228)
Unrecognized net actuarial loss	28,614	29,331
Unrecognized prior service cost (benefit)	(6,476)	—
Company contributions in the post-measurement period	779	485

Net amount recognized	$(18,981)	$(14,412)

Net amount recognized in the consolidated balance sheets
Accrued benefit liability	$(27,871)	$(35,998)
Accumulated other comprehensive loss	8,890	21,586

	$(18,981)	$(14,412)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all defined benefit pension plans was $215.8 million and $194.3 million at December 31, 2004 and 2003, respectively. Net periodic pension cost consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Service cost	$6,782	$6,248	$5,578
Interest cost	11,223	7,573	4,764
Expected return on plan assets	(12,666)	(8,023)	(6,767)
Amortization of prior service cost	(279)	—	—
Amortization of unrecognized net gain	1,391	2,024	—

Net periodic pension cost	$6,451	$7,822	$3,575

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2004	2003
Discount rate	5.70%	5.60%
Expected return on plan assets	7.72%	7.90%
Rate of compensation increase	3.94%	4.40%

Weighted average assumptions used to determine our net periodic pension cost were as follows:

	Year Ended December 31,
	2004	2003	2002
Discount rate	5.66%	5.56%	6.00%
Expected return on plan assets	7.62%	7.88%	8.00%
Rate of compensation increase	3.90%	4.24%	4.50%

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2004 is based on 72.4% of the portfolio being invested in equities yielding an 8.7% real return and 22.6% of assets being primarily invested in corporate and government debt securities yielding a 5.0% real return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

Our pension plan weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

Asset Category	Target Allocation 2005	Plan Assets At December 31,
		2004	2003
Equity securities	52%-82%	72.4%	73.8%
Debt securities	13%-48%	22.6%	21.4%
Other	5%	5.0%	4.8%

Total		100.0%	100.0%

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension trust assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that the trustees, in consultation with management believe are prudent and reasonable. The investment portfolio contains a diversified blend of equity and fixed income and index linked investments consisting primarily of government debt. The equity investments are diversified across U.K. and non-U.K. equities, as well as value, growth, and medium and large capitalizations. The portfolio’s asset mix is reviewed regularly, and the portfolio is rebalanced based on existing market conditions. Investment risk is measured and monitored on a regular basis through quarterly portfolio reviews, annual liability measurements and periodic asset/liability analyses.

We expect to contribute $5.8 million to our pension plans in 2005. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2005	$4,057
2006	4,561
2007	5,096
2008	5,552
2009-2014	41,796

Total	$61,062

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt

Total debt consists of the following (dollars in thousands):

	December 31,
	2004	2003
Long-Term Debt:
Senior secured term loan, with interest ranging from 3.92% to 6.25%, due from 2004 through 2008	$277,050	$297,500
11 1/4% senior subordinated notes, net of unamortized discount of $2.3 million and $2.8 million at December 31, 2004 and 2003 due in 2011	205,032	226,173
9 3/4% senior notes due in 2010	130,000	200,000
16% senior notes, net of unamortized discount of $2.8 million at December 31, 2003, due 2011	—	35,472
Non-recourse mortgage debt related to property held for sale with interest at one-month Yen LIBOR plus 3.50% and a maturity date of July 31, 2008	—	41,753
Capital lease obligations, mainly for automobiles and telephone equipment, with interest ranging from 6.50% to 7.00%, due through 2006	183	259
Other	573	1,548

Subtotal	612,838	802,705
Less current maturities of long-term debt	11,954	11,285

Total long-term debt	600,884	791,420

Short-Term Borrowings:
Warehouse line of credit, with interest at one-month LIBOR plus 1.0% with a maturity date of September 1, 2005	138,233	230,790
Westmark senior notes, with interest ranging from 4.39% to 9.00%, due on demand	12,129	12,129
Euro cash pool loan, with interest at 2.50% over the applicable HSBC base rate and no stated maturity date	—	11,517
Insignia acquisition loan notes, with interest ranging from 2.95% to 3.00%, due on demand	8,535	12,191
Other	1,072	3,510

Total short-term borrowings	159,969	270,137
Add current maturities of long-term debt	11,954	11,285

Total current debt	171,923	281,422

Total debt	$772,807	$1,072,842

Future annual aggregate maturities of total consolidated debt at December 31, 2004 are as follows (dollars in thousands): 2005—$171,923; 2006—$12,246; 2007—$11,833; 2008—$11,820; 2009—$11,820; and $553,165 thereafter.

In connection with the 2001 Merger, we entered into a credit agreement with CSFB and other lenders. In connection with the Insignia Acquisition, we entered into an amended and restated credit agreement with CSFB and other lenders. On October 14, 2003, we refinanced all of the outstanding loans under that agreement. As part of this refinancing, we entered into a new amended and restated credit agreement. On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment and restatement of our credit agreement upon the completion of our initial public offering. On June 15, 2004, in connection with the completion of our IPO, we completed a refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement, which became effective in connection with such refinancing. On November 15, 2004, we entered into an amendment to our new amended credit agreement (the Credit Agreement), which reduced the interest rate spread of the term loan and increased flexibility on certain restricted payments and investments.

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

In connection with the October 14, 2003 refinancing of our credit facilities and the signing of a new amended and restated credit agreement, the former Tranche A term facility and Tranche B term facility were combined into a new single term loan facility. The new term loan facility, of which $300.0 million was drawn on October 14, 2003, required quarterly principal payments of $2.5 million through September 30, 2008 and would have matured on December 31, 2008. Borrowings under the new term loan facility bore interest at varying rates based on our option at either LIBOR plus 3.25% or the alternate base rate plus 2.25%. The maturity date and interest rate for borrowings under the revolving credit facility remained unchanged in the new amended and restated credit agreement.

Our previous Credit Agreement permitted us, among other things to use the net proceeds we received from our IPO to pay down debt, including the redemptions in July 2004 of all $38.3 million in aggregate principal amount of our 16% senior notes due 2011 and $70.0 million in aggregate principal amount of our 9 3/4% senior notes due 2010, and the prepayment of $15.0 million in principal amount of our term loan under our Credit Agreement, which prepayment occurred on June 15, 2004.

Our current Credit Agreement includes the following: (1) a term loan facility of $295.0 million, requiring quarterly principal payments of $2.95 million beginning December 31, 2004 through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. Our Credit Agreement also permits us to make additional borrowings under the term loan facility of up to $25.0 million, subject to the satisfaction of customary conditions.

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $277.1 million and $297.5 million as of December 31, 2004 and 2003, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2004 and 2003, we had no revolving credit facility principal outstanding. As of December 31, 2004, letters of credit totaling $24.3 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness and operating leases and reduce the amount we may borrow under the revolving credit facility.

The prior credit facilities were, and the current amended and restated credit facilities continue to be, jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35%, of our 9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. Additionally, we wrote off $3.1 million of unamortized deferred financing costs in connection with this redemption. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $130.0 million and $200.0 million as of December 31, 2004 and 2003, respectively.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11 1/4% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11 1/4% senior subordinated notes in connection with the 2001 Merger. The 11 1/4% senior subordinated notes are unsecured senior subordinated obligations of CBRE and rank equally in right of payment with any of CBRE’s existing and future unsecured senior subordinated indebtedness, but are subordinated to any of CBRE’s existing and future senior indebtedness. The 11 1/4% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11 1/4% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11 1/4% senior subordinated notes), we are obligated to make an offer to purchase the 11 1/4% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our 11 1/4% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $205.0 million and $226.2 million as of December 31, 2004 and 2003, respectively.

Also, to partially fund our acquisition of CBRE in 2001, we issued $65.0 million in aggregate principal amount of 16% senior notes due July 20, 2011. The 16% senior notes were unsecured obligations, senior to all of our current and future unsecured indebtedness but subordinated to all of our current and future secured indebtedness. Interest accrued at a rate of 16.0% per year and was payable quarterly in arrears. Under the terms of the indenture governing the 16% senior notes and subject to the restrictions set forth in our previous Credit Agreement, the notes were redeemable at our option, in whole or in part, at 116.0% of par commencing on July 20, 2001 and at declining prices thereafter. On October 27, 2003 and December 29, 2003, we redeemed $20.0 million and $10.0 million, respectively, in aggregate principal amount of our 16% senior notes and paid $2.9 million of premiums in connection with these redemptions. In addition, we wrote off $1.7 million of unamortized deferred financing costs and unamortized discount in connection with these redemptions. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem the remaining $38.3 million in aggregate principal amount of our 16% senior notes, which also required the payment of a $2.5 million premium and accrued and unpaid interest through the date of redemption. Additionally, we wrote off $4.8 million of unamortized deferred financing costs and unamortized discount in connection with this redemption. The amount of the 16% senior notes included in the accompanying consolidated balance sheet, net of unamortized discount was $35.5 million as of December 31, 2003.

Our Credit Agreement and the indentures governing our 9 3/4% Senior Notes and our 11 1/4% Senior Subordinated Notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement).

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

We had short-term borrowings of $160.0 million and $270.1 million with related average interest rates of 3.7% and 2.7% as of December 31, 2004 and 2003, respectively.

Our wholly owned subsidiary, L.J. Melody & Company (L.J. Melody), has a credit agreement with Residential Funding Corporation (RFC) for the purpose of funding mortgage loans that will be resold. On August 19, 2004, we entered into a Third Amendment to the Fourth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit). The agreement provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on December 1, 2004. On December 1, 2004, we entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement which provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expires on September 1, 2005. This agreement provides for the ability to terminate the warehousing commitment

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million effective December 20, 2004. This temporary increase is for the period from December 20, 2004 to and including January 20, 2005. During the years ended December 31, 2004 and 2003, respectively, we had a maximum of $279.8 million and $272.5 million warehouse line of credit principal outstanding with RFC. As of December 31, 2004 and 2003, we had a $138.2 million and a $230.8 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $138.2 million and $230.8 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2004 and 2003, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2004. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. During the year ended December 31, 2002, all of the Westmark senior notes bore interest at 9.0%. On January 1, 2003, the interest rate on some of these notes was converted to varying rates equal to the interest rate in effect with respect to amounts outstanding under our Credit Agreement. On January 1, 2005, the interest rate on all of the other Westmark senior notes will be adjusted to equal the interest rate then in effect with respect to amounts outstanding under our Credit Agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $12.1 million as of December 31, 2004 and 2003.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2004 and 2003, $8.5 million and $12.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2004 (dollars in thousands):

2005	$113,538
2006	96,197
2007	82,433
2008	74,285
2009	72,155
Thereafter	270,748

Total minimum payment required	$709,356

The total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $10.6 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Minimum rentals	$112,256	$81,361	$68,711
Less sublease rentals	(1,152)	(2,134)	(1,157)

	$111,104	$79,227	$67,554

In connection with the sale of real estate investment assets by Insignia to Island on July 23, 2003 (See Note 3), Insignia agreed to maintain letter of credit support for real estate investment assets that were subject to the purchase agreement until the earlier of (1) the third anniversary of the completion of the sale, (2) the date on which the letter of credit is no longer required pursuant to the applicable real estate investment asset agreement or (3) the completion of a sale of the relevant underlying real estate investment asset. As of December 31, 2004, an aggregate of approximately $5.2 million of this letter of credit support remained outstanding under the purchase agreement. Also in connection with the sale, Insignia agreed to maintain a $1.3 million guarantee of a repayment obligation with respect to one of the real estate investment assets. Island agreed to reimburse us for 50% of any draws against these letters of credit or the repayment guarantee while they are outstanding and delivered a letter of credit to us in the amount of approximately $1.6 million as security for Island’s reimbursement obligation. As a result of this reimbursement obligation, we effectively retain potential liability for 50% of any future draws against these letters of credit and the repayment guarantee. However, there can be no assurance that Island will be able to reimburse us in the event of any draws against the letters of credit or the repayment guarantee or that Island’s future reimbursement obligations will not exceed the amount of the letter of credit provided to us by Island.

One of our subsidiaries previously executed an agreement with Fannie Mae to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its RFC line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and we retained the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $80.4 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $0.9 million. The other 1% is covered in the form of a guarantee to Fannie Mae.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had outstanding letters of credit totaling $6.1 million as of December 31, 2004, excluding letters of credit related to our outstanding indebtedness. Approximately $5.2 million of these letters of credit were issued pursuant to the terms of the purchase agreement with Island described above. The remaining $0.9 million outstanding letter of credit is the Fannie Mae letter of credit described above. The outstanding letters of credit as of December 31, 2004 expire at varying dates through July 23, 2005. However, we are obligated to renew the letters of credit related to the Island Purchase Agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $9.1 million as of December 31, 2004, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae discussed above. Approximately $4.4 million of the guarantees are related to investment activity that is scheduled to expire on September 1, 2008. The guarantee related to the Island purchase agreement expired on the September 15, 2004 and was subsequently extended until March 31, 2005. Currently, renewals, modifications and extensions of such loan may be made without our consent, but the $1.3 million amount of our guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2004, we had committed $24.3 million to fund future co-investments.

13. Income Taxes

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal:
Current	$(3)	$(5,335)	$10,204
Deferred	9,324	(6,637)	6,232

	9,321	(11,972)	16,436
State:
Current	—	—	1,824
Deferred	1,185	(1,613)	378

	1,185	(1,613)	2,202
Foreign:
Current	28,504	6,642	12,920
Deferred	4,519	667	(1,452)

	33,023	7,309	11,468

	$43,529	$(6,276)	$30,106

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to our effective tax rate.

	Year Ended December 31,
	2004	2003	2002
Federal statutory tax rate	35%	(35)%	35%
Permanent differences	(1)	1	15
State taxes, net of federal benefit	1	(3)	3
Taxes on foreign income which differ from the U.S. statutory rate	5	21	9
State net operating losses (NOL) not benefited	—	1	—

Effective tax rate	40%	(15)%	62%

The domestic component of income (loss) before provision (benefit) for income taxes included in the accompanying consolidated statements of operations was $30.4 million for the year ended December 31, 2004, $(31.6) million for the year ended December 31, 2003 and $32.3 million for the year ended December 31, 2002. The international component of income (loss) before provision (benefit) for income taxes was $77.9 million for the year ended December 31, 2004, $(9.4) million for the year ended December 31, 2003 and $16.5 million for the year ended December 31, 2002.

During the year ended December 31, 2004, we recorded a $9.1 million income tax benefit in connection with stock options exercised in the current year. This income tax benefit was charged directly to additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheets.

Cumulative tax effects of temporary differences are shown below at December 31, 2004 and 2003 (dollars in thousands):

	December 31,
	2004	2003
Asset (Liability)
Property and equipment	$11,939	$6,738
Bad debt and other reserves	(17,023)	(17,768)
Capitalized costs and intangibles	(9,143)	(4,113)
Bonus and deferred compensation	81,913	80,048
Investment	4,060	5,622
NOL, alternative minimum tax credit and charitable contribution carryforwards and state tax credits	32,996	36,200
Unconsolidated affiliates	4,887	5,266
Pension obligation	10,741	14,492
Acquisition	3,237	3,237
All other	15,626	18,892

Net deferred tax assets before valuation allowances	139,233	148,614
Valuation allowances	(37,640)	(58,754)

Net deferred tax assets	$101,593	$89,860

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 were as follows (dollars in thousands):

	December 31,
	2004	2003
Total deferred tax assets	$198,762	$213,164
Deferred tax assets valuation allowances	(37,640)	(58,754)

	161,122	154,410
Total deferred tax liabilities	(59,529)	(64,550)

Net deferred tax assets	$101,593	$89,860

As of December 31, 2004, we had U.S. federal NOL carryforwards of approximately $45.8 million, translating to a deferred tax asset before valuation allowance of $16.0 million. Approximately $3.8 million of these NOLs begin to expire in 2010 and the remainder begins to expire in 2019. As of December 31, 2004, there were also deferred tax assets of approximately $9.7 million related to state NOLs as well as $4.0 million related to foreign NOLs. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

Management determined that as of December 31, 2004, $37.6 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. During the year ended December 31, 2004, we determined that a portion of the net operating losses for which a net deferred tax asset valuation allowance had previously been recorded would be utilized. As a result, $27.0 million of the deferred tax asset valuation allowance was reversed. Since the asset was established in connection with the 2001 Merger and the Insignia Acquisition, the reduction of the valuation allowance resulted in a decrease to goodwill. Also during 2004, we recorded a valuation allowance of $5.9 million primarily related to foreign NOLs and California LARZ and EZ credits.

A deferred U.S. tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is our intent to permanently reinvest these earnings. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes—Special Areas,” aggregated approximately $145.2 million at December 31, 2004. The determination of the tax liability upon repatriation is not practicable.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We are currently conducting an evaluation of the effects of the repatriation provisions of the Act and will complete this evaluation by December 31, 2005. We do not expect the Act to have a material impact on our financial position or results of operations.

14. Stockholders’ Equity

We are authorized to issue 325,000,000 shares of Class A common stock with $0.01 par value per share. Holders of our Class A common stock are entitled to one vote per share on all matters on which our stockholders are entitled to vote. Holders of our Class A common stock are entitled to receive ratably dividends if, as and when declared from time to time by our board of directors out of funds legally available for that purpose, after

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment of dividends required to be paid on any outstanding preferred stock. Our senior credit facilities and indentures impose restrictions on our ability to declare dividends with respect to our Class A common stock.

Our board of directors is authorized, subject to any limitations imposed by law, without the approval of our stockholders, to issue a total of 25,000,000 shares of preferred stock, in one or more series, with each such series having rights and preferences including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as our board of directors may determine.

15. Earnings (Loss) Per Share Information

The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Year Ended December 31,
	2004			2003			2002
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$64,725	67,775,406	$0.95	$(34,704)	50,918,572	$(0.68)	$18,727	41,640,576	$0.45

Diluted earnings (loss) per share:
Net income (loss) applicable to common stockholders	$64,725	67,775,406		$(34,704)	50,918,572		$18,727	41,640,576
Dilutive effect of contingently issuable shares	—	1,010,753		—	—		—	545,413
Dilutive effect of incremental stock options	—	2,558,914		—	—		—	—

Net income (loss) applicable to common stockholders	$64,725	71,345,073	$0.91	$(34,704)	50,918,572	$(0.68)	$18,727	42,185,989	$0.44

The following items were not included in the computation of diluted (loss) earnings per share because their exercise price was at or above fair market value during such periods:

	Year Ended December 31,
	2003	2002
Stock options
Outstanding	6,896,705	4,022,907
Price	$5.77	$5.77
Expiration date	7/20/11 -11/5/13	7/20/11 -7/31/12
Stock warrants
Outstanding	708,019	708,019
Price	$10.825	$10.825
Expiration date	8/27/07	8/27/07

All options and warrants for the year ended December 31, 2003 were anti-dilutive since we reported a net loss. Any assumed exercise of options or warrants would have been anti-dilutive as they would have resulted in a lower loss per share.

16. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $676.3 million and $626.3 million at December 31, 2004 and 2003, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value is defined as the amount at which an instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents: This balance includes cash and cash equivalents with maturities of less than three months. The carrying amount approximates fair value due to the short maturity of these instruments.

Receivables: Due to their short-term nature, fair value approximates carrying value.

Warehouse Receivable: Due to the short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of the funded mortgage loans and generally reflects the value of the RFC warehouse line of credit outstanding (See Note 11)

Short-Term Borrowings: The majority of this balance represents the warehouse line of credit. Due to the short-term maturities and variable interest rates of these instruments, fair value approximates carrying value (See Note 11).

11 1/4% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of the 11 1/4% senior subordinated notes was $236.4 million and $256.5 million at December 31, 2004 and 2003, respectively. Their actual carrying value totaled $205.0 million and $226.2 million at December 31, 2004 and 2003, respectively (See Note 11).

9 3/4% Senior Notes: Based on dealers’ quotes, the estimated fair value of the 9 3/4% senior notes was $148.2 million and $222.0 million at December 31, 2004 and 2003, respectively. Their actual carrying value totaled $130.0 million and $200.0 million at December 31, 2004 and 2003, respectively (See Note 11).

Senior Secured Terms Loans & Other Long-Term Debt: Estimated fair values approximate respective carrying values because the majority of these instruments are based on variable interest rates (see Note 11).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Merger-Related Charges

We recorded merger-related charges of $25.6 million and $36.8 million for the years ended December 31, 2004 and 2003, respectively, in connection with the Insignia Acquisition. These charges primarily related to the exit of facilities that were occupied by us prior to the Insignia Acquisition as well as the termination of employees, both of which became duplicative as a result of the Insignia Acquisition. We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were terminated, both in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Additionally, we recorded consulting costs, which represented fees paid to outside parties for nonrecurring services relating to the combination of Insignia’s financial systems and businesses with ours. Our merger-related charges consisted of the following (dollars in thousands):

	2003 Charges	2004 Charges	Utilized To Date	To be Utilized
Lease termination costs	$15,805	$19,643	$(9,528)	$25,920
Severance	7,042	2,215	(9,257)	—
Change of control payments	6,525	—	(6,525)	—
Consulting costs	2,738	1,888	(4,626)	—
Other	4,707	1,828	(6,535)	—

Total merger-related charges	$36,817	$25,574	$(36,471)	$25,920

19. Guarantor and Nonguarantor Financial Statements

The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. In addition, the 11 1/4% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. See Note 11 for additional information on the 9 3/4% senior notes and the 11 1/4% senior subordinated notes.

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2004 and 2003; condensed consolidating statements of operations for the years ended December 31, 2004, 2003 and 2002 and condensed consolidating statements of cash flows for the years ended December 31, 2004, 2003 and 2002 of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions. The purchase accounting adjustments associated with the Insignia Acquisition have been recorded in the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2004 reflects the allocation of goodwill based upon the final valuation of the net assets acquired, which valuation was completed during 2004. As a result, the condensed consolidated balance sheet as of December 31, 2003 reflects the allocation of goodwill based upon the estimated fair value of Insignia’s acquired reporting units as of that date (See Note 3 for additional information).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,496	$2,806	$216,463	$34,131	$—	$256,896
Restricted cash	—	—	8,735	478	—	9,213
Receivables, less allowance for doubtful accounts	9	—	135,117	258,936	—	394,062
Warehouse receivable (a)	—	—	138,233	—	—	138,233
Prepaid expenses and other current assets	26,065	178	19,925	19,123	—	65,291

Total Current Assets	29,570	2,984	518,473	312,668	—	863,695
Property and equipment, net	—	—	82,714	54,989	—	137,703
Goodwill	—	—	561,589	259,919	—	821,508
Other intangible assets, net	—	—	88,544	25,109	—	113,653
Deferred compensation assets	—	102,578	—	—	—	102,578
Investments in and advances to unconsolidated subsidiaries	—	8,676	56,191	18,634	—	83,501
Investments in consolidated subsidiaries	410,107	252,964	206,810	—	(869,881)	—
Inter-company loan receivable	71,006	797,432	—	—	(868,438)	—
Deferred tax assets, net	78,471	—	—	—	—	78,471
Other assets, net	—	23,681	31,808	15,038	—	70,527

Total Assets	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,845	$67,664	$112,368	$—	$185,877
Compensation and employee benefits payable	—	—	92,652	58,069	—	150,721
Accrued bonus and profit sharing	—	—	151,800	119,220	—	271,020
Short-term borrowings:
Warehouse line of credit (a)	—	—	138,233	—	—	138,233
Other	—	—	21,540	196	—	21,736

Total short-term borrowings	—	—	159,773	196	—	159,969
Current maturities of long-term debt	—	11,800	—	154	—	11,954
Other current liabilities	29,206	—	—	341	—	29,547

Total Current Liabilities	29,206	17,645	471,889	290,348	—	809,088
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	205,032	—	—	—	205,032
Senior secured term loan	—	265,250	—	—	—	265,250
9 3/4% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	751,259	117,179	(868,438)	—
Other long-term debt	—	—	—	602	—	602

Total Long-Term Debt	—	600,282	751,259	117,781	(868,438)	600,884
Deferred compensation liability	—	160,281	—	—	—	160,281
Other liabilities	—	—	70,017	65,493	—	135,510

Total Liabilities	29,206	778,208	1,293,165	473,622	(868,438)	1,705,763
Minority interest	—	—	—	5,925	—	5,925
Commitments and contingencies	—	—	—	—	—	—
Stockholders’ Equity	559,948	410,107	252,964	206,810	(869,881)	559,948

Total Liabilities and Stockholders’ Equity	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

(a)	Although L.J. Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9 3/4% senior notes and 11 1/4% senior subordinated notes, all warehouse receivables funded under the RFC line of credit are pledged to RFC, and accordingly are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,008	$17	$148,752	$12,104	$—	$163,881
Restricted cash	—	—	12,545	2,354	—	14,899
Receivables, less allowance for doubtful accounts	27	18	114,215	208,156	—	322,416
Warehouse receivable (a)	—	—	230,790	—	—	230,790
Prepaid expenses and other current assets	63,557	42,151	18,957	22,998	(40,667)	106,996

Total Current Assets	66,592	42,186	525,259	245,612	(40,667)	838,982
Property and equipment, net	—	—	66,280	47,289	—	113,569
Goodwill	—	—	572,376	247,182	—	819,558
Other intangible assets, net	—	—	101,326	30,405	—	131,731
Deferred compensation assets	—	76,389	—	—	—	76,389
Investments in and advances to unconsolidated subsidiaries	—	4,973	50,732	12,656	—	68,361
Investments in consolidated subsidiaries	321,451	252,399	199,393	—	(773,243)	—
Intercompany loan receivable	—	787,009	—	—	(787,009)	—
Deferred tax assets, net	32,179	—	—	—	—	32,179
Other assets, net	2,555	27,819	44,779	57,559	—	132,712

Total Assets	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

Current Liabilities:
Accounts payable and accrued expenses	$1,187	$7,614	$64,392	$116,594	$—	$189,787
Inter-company payable	40,667	—	—	—	(40,667)	—
Compensation and employee benefits payable	—	6,087	98,160	50,714	—	154,961
Accrued bonus and profit sharing	—	—	112,365	87,978	—	200,343
Short-term borrowings:
Warehouse line of credit (a)	—	—	230,790	—	—	230,790
Other	—	—	25,480	13,867	—	39,347

Total short-term borrowings	—	—	256,270	13,867	—	270,137
Current maturities of long-term debt	—	10,000	1,029	256	—	11,285
Other current liabilities	12,522	—	—	469	—	12,991

Total Current Liabilities	54,376	23,701	532,216	269,878	(40,667)	839,504
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	226,173	—	—	—	226,173
Senior secured term loan	—	287,500	—	—	—	287,500
9 3/4% senior notes	—	200,000	—	—	—	200,000
16% senior notes, net of unamortized discount	35,472	—	—	—	—	35,472
Inter-company loan payable	—	—	726,844	60,165	(787,009)	—
Other long-term debt	—	—	330	41,945	—	42,275

Total Long-Term Debt	35,472	713,673	727,174	102,110	(787,009)	791,420
Deferred compensation liability	—	131,950	—	—	—	131,950
Other liabilities	—	—	48,356	62,666	—	111,022

Total Liabilities	89,848	869,324	1,307,746	434,654	(827,676)	1,873,896
Minority interest	—	—	—	6,656	—	6,656
Commitments and contingencies	—	—	—	—	—	—
Stockholders’ Equity	332,929	321,451	252,399	199,393	(773,243)	332,929

Total Liabilities and Stockholders’ Equity	$422,777	$1,190,775	$1,560,145	$640,703	$(1,600,919)	$2,213,481

(a)	Although L.J. Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9 3/4% senior notes and 11 1/4% senior subordinated notes, all warehouse receivables funded under the RFC line of credit are pledged to RFC, and accordingly are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,617,413	$747,683	$—	$2,365,096
Costs and expenses:
Cost of services	—	—	880,830	322,935	—	1,203,765
Operating, administrative and other	2,168	12,933	566,479	328,312	—	909,892
Depreciation and amortization	—	—	36,263	18,594	—	54,857
Merger-related charges	—	—	22,038	3,536	—	25,574

Operating (loss) income	(2,168)	(12,933)	111,803	74,306	—	171,008
Equity income from unconsolidated subsidiaries	—	781	15,836	2,858	—	19,475
Interest income	185	53,585	3,249	782	(53,537)	4,264
Interest expense	4,094	58,874	48,363	7,624	(53,537)	65,418
Loss on extinguishment of debt	7,166	—	13,909	—	—	21,075
Equity income from consolidated subsidiaries	74,467	82,987	37,300	—	(194,754)	—

Income before (benefit) provision for income taxes	61,224	65,546	105,916	70,322	(194,754)	108,254
(Benefit) provision for income taxes	(3,501)	(8,921)	22,929	33,022	—	43,529

Net income	$64,725	$74,467	$82,987	$37,300	$(194,754)	$64,725

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,137,987	$492,087	$—	$1,630,074
Costs and expenses:
Cost of services	—	—	577,808	218,620	—	796,428
Operating, administrative and other	426	4,973	447,447	225,531	—	678,377
Depreciation and amortization	—	—	56,853	35,769	—	92,622
Merger-related charges	—	—	20,367	16,450	—	36,817

Operating (loss) income	(426)	(4,973)	35,512	(4,283)	—	25,830
Equity income from unconsolidated subsidiaries	—	132	13,818	415	—	14,365
Interest income	185	39,312	2,659	257	(38,853)	3,560
Interest expense	4,336	61,907	38,046	5,820	(38,853)	71,256
Loss on extinguishment of debt	13,479	—	—	—	—	13,479
Equity loss from consolidated subsidiaries	(21,214)	(8,432)	(16,739)	—	46,385	—

Loss before (benefit) provision for income taxes	(39,270)	(35,868)	(2,796)	(9,431)	46,385	(40,980)
(Benefit) provision for income taxes	(4,566)	(14,654)	5,636	7,308	—	(6,276)

Net loss	$(34,704)	$(21,214)	$(8,432)	$(16,739)	$46,385	$(34,704)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$849,563	$320,714	$—	$1,170,277
Costs and expenses:
Cost of services	—	—	413,830	133,263	—	547,093
Operating, administrative and other	415	1,186	345,279	154,918	—	501,798
Depreciation and amortization	—	—	15,833	8,781	—	24,614
Merger-related charges	—	36	—	—	—	36

Operating (loss) income	(415)	(1,222)	74,621	23,752	—	96,736
Equity income from unconsolidated subsidiaries	—	662	7,449	1,215	—	9,326
Interest income	158	42,845	2,079	916	(42,726)	3,272
Interest expense	11,344	42,731	39,742	9,410	(42,726)	60,501
Equity income from consolidated subsidiaries	27,306	32,898	5,005	—	(65,209)	—

Income before (benefit) provision for income taxes	15,705	32,452	49,412	16,473	(65,209)	48,833
(Benefit) provision for income taxes	(3,022)	5,146	16,514	11,468	—	30,106

Net income	$18,727	$27,306	$32,898	$5,005	$(65,209)	$18,727

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$37,164	$(4,839)	$119,814	$30,036	$182,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	—	—	5,830	873	6,703
Proceeds from sale of property held for sale	—	—	—	50,401	50,401
Capital expenditures	—	—	(37,884)	(15,069)	(52,953)
Purchases of investments	—	—	—	(7,805)	(7,805)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(10,906)	(14,236)	(25,142)
Other investing activities, net	—	(377)	5,836	18	5,477

Net cash (used in) provided by investing activities	—	(377)	(37,124)	14,182	(23,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the revolver and swingline credit facility	—	186,750	—	—	186,750
Repayment of revolver and swingline credit facility	—	(186,750)	—	—	(186,750)
Repayment of senior secured term loan	—	(20,450)	—	—	(20,450)
Repayment of non-recourse debt related to property held for sale	—	—	—	(41,956)	(41,956)
Repayment of euro cash pool and other loans, net	—	—	(4,857)	(11,824)	(16,681)
Repayment of 9 3/4% senior notes	—	(70,000)	—	—	(70,000)
Repayment of 11 1/4% senior subordinated notes	—	(21,631)	—	—	(21,631)
Repayment of 16% senior notes	(38,316)	—	—	—	(38,316)
Proceeds from issuance of common stock, net	135,000	—	—	—	135,000
Proceeds from exercise of stock options	9,643	—	—	—	9,643
Payment of deferred financing fees	—	(4,683)	—	—	(4,683)
(Increase) decrease in inter-company receivables, net	(147,112)	124,769	(10,122)	32,465	—
Other financing activities, net	4,109	—	—	(2,401)	1,708

Net cash (used in) provided by financing activities	(36,676)	8,005	(14,979)	(23,716)	(67,366)

NET INCREASE IN CASH AND CASH EQUIVALENTS	488	2,789	67,711	20,502	91,490
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881
Effect of currency exchange rate changes on cash	—	—	—	1,525	1,525

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,496	$2,806	$216,463	$34,131	$256,896

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$7,050	$67,020	$1,548	$3,136	$78,754
Income taxes, net of refunds	$17,915	$—	$—	$—	$17,915

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(30,872)	$5,041	$63,064	$40,046	$77,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(17,449)	(22,850)	(40,299)
Proceeds from sale of servicing rights and other assets	—	—	3,753	196	3,949
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(276,401)	12,718	(263,683)
Other investing activities, net	—	26	6,415	(4,541)	1,900

Net cash provided by (used in) investing activities	—	26	(283,682)	(14,477)	(298,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	152,850	—	—	152,850
Repayment of revolver and swingline credit facility	—	(152,850)	—	—	(152,850)
Proceeds from senior secured term loans	—	375,000	—	—	375,000
Repayment of senior secured term loans	—	(298,476)	—	—	(298,476)
Proceeds from 9 3/4% senior notes	—	200,000	—	—	200,000
Repayment of notes payable	—	(43,000)	—	—	(43,000)
Repayment of 16% senior notes	(30,000)	—	—	—	(30,000)
(Repayment of) proceeds from euro cash pool and other loans, net	—	—	(914)	3,943	3,029
Proceeds from issuance of common stock, net	120,980	—	—	—	120,980
(Increase) decrease in inter-company receivables, net	(56,894)	(215,929)	296,111	(23,288)	—
Other financing activities, net	(333)	(22,700)	—	(837)	(23,870)

Net cash provided by (used in) financing activities	33,753	(5,104)	295,197	(20,182)	303,664

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,881	(37)	74,579	5,387	82,810
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	1,370	1,370

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,008	$17	$148,752	$12,104	$163,881

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$15,823	$44,201	$—	$3,694	$63,718
Income taxes, net of refunds	$17,783	$—	$—	$—	$17,783

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CB RICHARD ELLIS GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$589	$(7,905)	$46,779	$30,108	$69,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(14,738)	(4,217)	(18,955)
Proceeds from sale of properties and servicing rights	—	—	2,515	3,863	6,378
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	(11,588)	(35)	(3,188)	(14,811)
Other investing activities, net	—	44	196	(1,671)	(1,431)

Net cash used in investing activities	—	(11,544)	(12,062)	(5,213)	(28,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	238,000	—	—	238,000
Repayment of revolver and swingline credit facility	—	(238,000)	—	—	(238,000)
Repayment of senior secured term loans	—	(9,351)	—	—	(9,351)
Repayment of euro cash pool and other loans, net	—	(189)	(3,116)	(4,900)	(8,205)
Decrease (increase) in inter-company receivables, net	—	28,284	462	(28,746)	—
Other financing activities, net	(465)	(172)	(94)	449	(282)

Net cash (used in) provided by financing activities	(465)	18,572	(2,748)	(33,197)	(17,838)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124	(877)	31,969	(8,302)	22,914
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	931	42,204	14,312	57,450
Effect of currency exchange rate changes on cash	—	—	—	(663)	(663)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$127	$54	$74,173	$5,347	$79,701

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$8,509	$38,751	$1,635	$3,752	$52,647
Income taxes, net of refunds	$19,142	$—	$—	$—	$19,142

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Industry Segments

Effective with the fourth quarter of 2004, we reorganized our business segments for financial reporting purposes by separating the Global Investment Management business from our geographic regions. This action was taken in an effort to increase our transparency of reporting in light of the growing significance of our Global Investment Management business. This reorganization has reduced revenues and earnings in the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific regions, but has had no impact on consolidated results. Accordingly, we now report our operations through four primary segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific and (4) Global Investment Management.

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada, Mexico and other selected parts of Latin America. The primary services offered consist of the following: real estate services, mortgage loan origination and servicing, valuation services, asset services and corporate services.

Our EMEA and Asia Pacific segments provide services similar to the Americas business segment, excluding mortgage loan origination and servicing. The EMEA segment has operations primarily in Europe while the Asia Pacific segment has operations primarily in Asia, Australia and New Zealand.

Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through investments in real estate in the U.S., Europe and Asia.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not allocate net interest expense, loss on extinguishment of debt or provision (benefit) for income taxes among our segments. Summarized financial information by operating segment is as follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue
Americas	$1,660,307	$1,155,461	$861,027
EMEA	459,741	298,725	171,187
Asia Pacific	151,034	107,501	80,929
Global Investment Management	94,014	68,387	57,134

	$2,365,096	$1,630,074	$1,170,277

Operating income (loss)
Americas	$106,704	$30,175	$70,769
EMEA	30,902	(20,851)	14,496
Asia Pacific	18,553	7,046	2,239
Global Investment Management	14,849	9,460	9,232

	171,008	25,830	96,736
Equity income (loss) from unconsolidated subsidiaries
Americas	10,288	8,073	7,075
EMEA	(519)	(206)	26
Asia Pacific	555	361	591
Global Investment Management	9,151	6,137	1,634

	19,475	14,365	9,326
Interest income	4,264	3,560	3,272
Interest expense	65,418	71,256	60,501
Loss on extinguishment of debt	21,075	13,479	—

Income (loss) before provision (benefit) for income taxes	$108,254	$(40,980)	$48,833

Depreciation and amortization
Americas	$37,514	$56,865	$15,757
EMEA	12,050	31,110	4,446
Asia Pacific	2,476	2,226	2,228
Global Investment Management	2,817	2,421	2,183

	$54,857	$92,622	$24,614

Capital expenditures
Americas	$39,470	$17,965	$15,452
EMEA	10,038	19,406	2,018
Asia Pacific	2,180	1,605	1,240
Global Investment Management	1,265	1,323	245

	$52,953	$40,299	$18,955

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Identifiable assets
Americas	$1,295,719	$1,360,033	$859,174
EMEA	406,337	392,492	168,308
Asia Pacific	83,033	114,648	89,932
Global Investment Management	128,058	92,567	63,855
Corporate	358,489	253,741	143,607

	$2,271,636	$2,213,481	$1,324,876

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents and net deferred tax assets.

	December 31,
	2004	2003
	(Dollars in thousands)
Investments in and advances to unconsolidated subsidiaries
Americas	$19,636	$20,735
EMEA	144	548
Asia Pacific	6,042	5,136
Global Investment Management	57,679	41,942

	$83,501	$68,361

Geographic Information:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Revenue
U.S.	$1,617,315	$1,137,986	$849,563
U.K.	294,934	179,792	95,947
All other countries	452,847	312,296	224,767

	$2,365,096	$1,630,074	$1,170,277

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2004	2003
	(Dollars in thousands)
Long-lived assets
U.S.	$82,714	$66,280
U.K.	33,611	31,707
All other countries	21,378	15,582

	$137,703	$113,569

The long-lived assets shown in the table above include property and equipment.

21. Related Party Transactions

Included in other current and other assets in the accompanying consolidated balance sheets are employee loans of $25.1 million and $31.7 million as of December 31, 2004 and 2003, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with the Insignia Acquisition as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 10% per annum and mature on various dates through 2008. As of December 31, 2002, the outstanding employee loan balances included a $0.3 million loan to Ray Wirta, our Chief Executive Officer, and a $0.2 million loan to Brett White, our President. These non-interest bearing loans to Mr. Wirta and Mr. White were issued during 2002 and were due and payable on December 31, 2003. The compensation committee of our board of directors forgave Mr. Wirta’s and Mr. White’s loans in full, effective January 1, 2004.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying consolidated balance sheets also include $0.4 million and $4.7 million of notes receivable from sale of stock as of December 31, 2004 and 2003, respectively. These notes are primarily comprised of full recourse loans to our employees, officers and certain shareholders, and are secured by our common stock that is owned by the borrowers. These recourse loans are at varying principal amounts, require quarterly interest payments, bear interest at rates up to 10.0% per annum and mature on various dates through 2010.

Pursuant to the Equity Incentive Plan (EIP), Mr. Wirta purchased 30,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share that was paid for by the delivery of a full recourse promissory note bearing interest at 7.40%. As part of the 2001 Merger, the 30,000 shares of CBRE common stock were exchanged for 83,141 shares of our Class A common stock, which shares were substituted for the CBRE shares as security for the note. All interest charged on the outstanding promissory note balance for any year was forgiven if Mr. Wirta’s performance produced a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2004, our board of directors forgave all 2003 interest on Mr. Wirta’s promissory note. As of December 31, 2003 Mr. Wirta had an outstanding loan balance of $385,950, which is included in notes receivable from sale of stock in the accompanying consolidated balance sheet. Mr. Wirta repaid this loan in full on December 28, 2004.

Pursuant to the EIP, Mr. White purchased 25,000 shares of CBRE common stock in 1998 at a purchase price of $38.50 per share and 20,000 shares of CBRE common stock in 2000 at a purchase price of $12.875 per share. These purchases were paid for by the delivery of full recourse promissory notes. A First Amendment to Mr. White’s 1998 promissory note provided that the portion of the then outstanding principal in excess of the fair market value of the shares would be forgiven in the event that Mr. White was an employee of ours or of our subsidiaries on November 16, 2002 and the fair market value of our common stock was at least $38.50 per share on November 16, 2002. Mr. White’s promissory note was subsequently amended, terminating the First Amendment and adjusting the original 1998 Stock Purchase Agreement by reducing the purchase price from $13.89 to $5.77. During 2002, the 69,284 shares held as security for the Second Amended Promissory Note were tendered as full payment for this note. The remaining note delivered by Mr. White bears interest at 7.40%. As part of the 2001 Merger, the 20,000 shares of CBRE common stock purchased by Mr. White were exchanged for 55,427 shares of our common Class A common stock, which shares were substituted for CBRE shares as security for the note. All interest charged on the outstanding promissory note balances for any year is forgiven if Mr. White’s performance produces a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. In 2004, our board of directors forgave all 2003 interest on Mr. White’s promissory note. As of December 31, 2004 and 2003, Mr. White had an outstanding loan balance $257,300, which is included in notes receivable from the sale of stock in the accompanying consolidated balance sheets. Mr. White repaid this loan in full on February 15, 2005.

As of December 31, 2003, Mr. White also had an outstanding loan balance of $179,886, which is included in notes receivable from the sale of stock in the accompanying consolidated balance sheet. This outstanding loan related to the acquisition of 12,500 shares of CBRE’s common stock prior to the 2001 Merger. Subsequent to the 2001 Merger, these shares were converted into 34,642 shares of our common stock and the related loan amount was carried forward. As amended, this loan accrued interest at 6.0%, and the principal and all accrued interest was payable on or before April 23, 2010. Mr. White repaid this loan in full on February 10, 2004.

At the time of the 2001 Merger, Mr. Wirta delivered to us an $80,000 promissory note, which bore interest at 10% per year, as payment for the purchase of 13,856 shares of our Class B common stock. Mr. Wirta repaid this promissory note in full in April of 2002. Additionally, Mr. Wirta and Mr. White delivered full-recourse notes in the amounts of $512,504 and $209,734, respectively, as payment for a portion of the shares of Class A common stock purchased in connection with the 2001 Merger. These notes bore interest at 10% per year. During

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year ended December 31, 2002, Mr. White paid off his note in its entirety. As of December 31, 2003, Mr. Wirta has an outstanding loan balance of $401,903, which is included in notes receivable from sale of stock in the accompanying consolidated balance sheet. Mr. Wirta repaid this loan in full on December 28, 2004.

Pursuant to the terms of Mr. Wirta’s employment agreement that he entered into in 2001 we agreed to loan Mr. Wirta up to $3.0 million on a full-recourse basis to enable him to exercise an existing option to acquire shares held by The Koll Holding Company if Mr. Wirta was employed by us at the time of exercise, was terminated without cause or resigned for good reason and the shares he would receive upon such exercise would not be freely tradable on a national securities exchange or an over-the-counter market by June 2004. Mr. Wirta exercised his option on April 8, 2004 and, pursuant to the terms of his employment agreement, we loaned Mr. Wirta $3.0 million on that date. Mr. Wirta’s shares would not have been freely tradable on a national securities exchange or on an over-the-counter market by June 2004 as a result of transfer restrictions applicable to Mr. Wirta’s shares. This loan was repayable upon the earliest to occur of the following: (1) 90 days following termination of his employment, other than by us without cause or by him for good reason, (2) seven months following the date Mr. Wirta’s shares of common stock are freely tradable as described above and (3) the receipt of proceeds from the sale of the pledged shares described below. This loan bore interest at 4% per year, which was the prime rate in effect on the date of the loan, compounded annually, and was repayable to the extent of any net proceeds received by Mr. Wirta upon the sale of any shares of our common stock. Mr. Wirta repaid this loan in full on December 28, 2004.

From time to time, directors and executive officers are given an opportunity to invest in investment vehicles managed by certain of our subsidiaries on the same terms as unaffiliated investors. Previously, Mr. Wirta invested an aggregate of $25,000, $50,000 and $75,000, respectively (through pooled co-investment vehicles organized for the investment of certain employees), in CB Richard Ellis Strategic Partners, L.P., CB Richard Ellis Strategic Partners II, L.P. and CB Richard Ellis Strategic Partners III, L.P. (the “SP Funds”) on the same terms as unaffiliated investors. The SP Funds are certain closed-end real estate investment funds managed and sponsored by our subsidiary, CB Richard Ellis Investors. Each of Mr. Wirta’s previous investments was approved by our then controlling stockholder prior to our initial public offering. Such future investments by directors or executive officers will require approval of a majority of the disinterested members of our Board of Directors.

22. Subsequent Event

In January and February 2005, we repurchased $26.4 million in aggregate principal amount of our 11¼ senior subordinated notes in the open market. We paid an aggregate of $4.0 million of premiums in connection with these open market purchases.

CB RICHARD ELLIS GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2004	Three Months Ended September 30, 2004	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004
	(Dollars in thousands, except share data)
Revenue	$798,189	$574,999	$550,916	$440,992
Operating income (loss)	110,236	44,682	25,362	(9,272)
Net income (loss)	66,433	11,895	2,965	(16,568)
Basic EPS (1)	0.91	0.17	0.05	(0.26)
Weighted average shares outstanding for basic EPS (1)	73,044,481	71,446,359	63,990,494	62,522,176
Diluted EPS (1)	$0.88	$0.16	$0.04	$(0.26)
Weighted average shares outstanding for diluted EPS (1)	75,814,979	75,184,418	69,375,929	62,522,176

	Three Months Ended December 31, 2003	Three Months Ended September 30, 2003	Three Months Ended June 30, 2003	Three Months Ended March 31, 2003
	(Dollars in thousands, except share data)
Revenue	$621,257	$423,376	$321,717	$263,724
Operating income (loss)	19,136	(22,676)	21,591	7,779
Net (loss) income	(10,084)	(28,445)	5,172	(1,347)
Basic EPS (1)	(0.16)	(0.49)	0.12	(0.03)
Weighted average shares outstanding for basic EPS (1)	62,532,166	57,486,405	41,683,699	41,651,415
Diluted EPS (1)	$(0.16)	$(0.49)	$0.12	$(0.03)
Weighted average shares outstanding for diluted EPS (1)	62,532,166	57,486,405	42,523,893	41,651,415

(1)	EPS is defined as earnings (loss) per share

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), including maintenance of (i) records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, and (ii) policies and procedures that provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (b) receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Company’s Board of Directors and (c) prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of the inherent limitations of any system of internal control. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses of judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper overriding of controls. As a result of such limitations, there is risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CB Richard Ellis Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CB Richard Ellis Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on these financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2005

Item 9b. Other Information

On February 3, 2005, the Compensation Committee (the “Compensation Committee”) of our Board of Directors authorized the payment of annual bonus awards to our executive officers with respect to the year ended December 31, 2004. These discretionary awards were approved by the Compensation Committee and utilized achievement of financial targets and/or management objectives to determine individual bonus awards. The following table sets forth the cash payments to each of our named executive officers as defined in Item 402(a)(3) of Regulation S-K for their annual incentive bonus awards for 2004:

Name	Amount of Bonus Payment
Ray Wirta	$2,028,000
Brett White	$1,716,000
Kenneth Kay	$512,000
Calvin Frese, Jr.	$752,000
Alan Froggatt	$663,000
Robert Blain	$585,000

Additional information with respect to compensation of our named executive officers is set forth under the heading “Executive Compensation” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, and is incorporated in Part III, Item 11, by reference.

Item 10. Directors and Executive Officers of the Registrant

The information under the headings “Information About the Board”, “Corporate Governance” and “Stock Ownership” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the headings “Executive Compensation” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading “Stock Ownership” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the headings “Executive Compensation” and “Related Party Transactions” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the headings “Principal Accountant Fees and Services” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 54.

2.	Financial Statement Schedule

See Schedule II on page 115.

(c)	Exhibits

See Exhibit Index beginning on page 117 hereof.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Bad Debts
Balance, December 31, 2001	$11,748
Charges to expense	3,415
Write-offs, payments and other	(4,271)

Balance, December 31, 2002	10,892
Acquired in connection with the Insignia Acquisition	5,061
Charges to expense	3,436
Write-offs, payments and other	(3,208)

Balance, December 31, 2003	16,181
Charges to expense	2,367
Write-offs, payments and other	(3,737)

Balance, December 31, 2004	$14,811

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

By:	/s/ RAY WIRTA
Ray Wirta Chief Executive Officer

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 15, 2005

/S/ GIL BOROK Gil Borok	Global Controller (principal accounting officer)	March 15, 2005

/S/ JEFFREY A COZAD Jeffrey A. Cozad	Director	March 15, 2005

/S/ PATRICE MARIE DANIELS Patrice Marie Daniels	Director	March 15, 2005

/S/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 15, 2005

/S/ MICHAEL KANTOR Michael Kantor	Director	March 15, 2005

/S/ KENNETH J. KAY Kenneth J. Kay	Chief Financial Officer (principal financial officer)	March 15, 2005

/S/ FREDERIC V. MALEK Frederic V. Malek	Director	March 15, 2005

/S/ JEFFREY S. PION Jeffrey S. Pion	Director	March 15, 2005

/S/ BRETT WHITE Brett White	Director and President	March 15, 2005

/S/ GARY L. WILSON Gary L. Wilson	Director	March 15, 2005

/S/ RAY WIRTA Ray Wirta	Director and Chief Executive Officer (principal executive officer)	March 15, 2005

EXHIBIT INDEX

Exhibit		Description

2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp. (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC on October 20, 2003)

2.2		Purchase Agreement, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Apple Acquisition Corp. and Island Fund I LLC (incorporated by reference to Exhibit 2.3 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

3.1		Form of Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 15, 2004 (incorporated by reference to Exhibit 3.3 of the CB Richard Ellis Group, Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

3.2		Form of Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.5 of the CB Richard Ellis Group, Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

4.1		Form of Class A common stock certificate of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.2	(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.3		Anti-Dilution Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 20 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.4		Warrant Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc., and FS Equity Partners III, L.P. and FS Equity Partners International, L.P. (incorporated by reference to Exhibit 26 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.5	(a)	Indenture, dated as of May 22, 2003, between CBRE Escrow, Inc., and U.S. Bank National Association, as Trustee, for 9 3/4% Senior Notes Due May 15, 2010 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

Exhibit		Description
4.5	(b)	First Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.5	(c)	Second Supplemental Indenture, dated as of December 4, 2003, among CB Richard Ellis Services, Inc., Investors 1031, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(a)	Indenture, dated as of June 7, 2001, among CB Richard Ellis Services, Inc., BLUM CB Corp., CB Richard Ellis Group, Inc., the Subsidiary Guarantors named therein and State Street Bank and Trust Company of California, N.A., as Trustee, for 11 1/4% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 17 of the CB Richard Ellis Services, Inc. Schedule 13D filed with the SEC (No. 005-46943) on July 30, 2001)

4.6	(b)	First Supplemental Indenture, dated as of July 20, 2001, among CB Richard Ellis Services, Inc., the Subsidiary Guarantors and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 10.17(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(c)	Second Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association as successor to Street Bank and Trust Company of California, N.A (incorporated by reference to Exhibit 10.17(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(d)	Third Supplemental Indenture, dated as of December 4, 2003 among CB Richard Ellis Services, Inc., Investors 1031, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 10.17(d) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

10.1	(a)	Amendment Agreement and Waiver, dated as of April 23, 2004, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(a) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

10.1	(b)	Amended and Restated Credit Agreement, dated as of April 23, 2004 (“Credit Agreement”), by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

10.1	(c)	Amendment to Credit Agreement, dated as of November 15, 2004, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

10.2		CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.3		2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

Exhibit	Description
10.4	CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.5	CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.6	Employment Agreement, dated as of July 20, 2001, between CB Richard Ellis Services, Inc. and Ray Wirta (incorporated by reference to Exhibit 10.13 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-4 (No. 333-70980) filed with the SEC on October 4, 2001)*

10.7	Termination of Employment Agreement, effective as of February 15, 2004, between CB Richard Ellis Services, Inc. and Ray Wirta (incorporated by reference to Exhibit 10.6 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 30, 2004)*

10.8	Full Recourse Note, dated as of April 8, 2004, by and between Ray Wirta and CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.9 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.9	Pledge Agreement, dated as of April 8, 2004, by and between Ray Wirta and CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.10 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.10	Amended and Restated Executive Service Agreement, dated as of June 4, 2003, between CB Richard Ellis Limited and Alan Charles Froggatt (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.11	Employment Agreement, dated as of January 23, 2001, between CB Richard Ellis Pty Ltd. and Robert Blain (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.12	CB Richard Ellis Deferred Compensation Plan effective as of August 1, 2004 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-8 filed with the SEC (No. 333-119362) on September 29, 2004)*

10.13	Agreement, dated as of January 23, 2005, between Alan Froggatt and CB Richard Ellis Limited*, **

10.14	Transition Agreement, dated as of February 22, 2005, by and between Ray Wirta, CB Richard Ellis Group, Inc. and CB Richard Ellis, Inc.*, **

11	Statement concerning Computation of Per Share Earnings (filed as [Note 15] of the Consolidated Financial Statements)

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends**

21	Subsidiaries of CB Richard Ellis Group, Inc.**

23.1	Consent of Deloitte & Touche LLP**

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

32	Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith