Form 10-Q
period 2005-03-31
CB RICHARD ELLIS GROUP INC
filed 2005-05-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of Class A common stock outstanding at April 29, 2005 was 72,034,219.

FORM 10-Q

March 31, 2005

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$157,784	$256,896
Restricted cash	9,104	9,213
Receivables, less allowance for doubtful accounts of $14,237 and $14,811 at March 31, 2005 and December 31, 2004, respectively	293,844	394,062
Warehouse receivable	43,790	138,233
Prepaid expenses	29,004	26,586
Deferred tax assets, net	27,869	23,122
Other current assets	21,732	15,583

Total Current Assets	583,127	863,695
Property and equipment, net	134,576	137,703
Goodwill	820,794	821,508
Other intangible assets, net of accumulated amortization of $96,982 and $95,373 at March 31, 2005 and December 31, 2004, respectively	112,254	113,653
Deferred compensation assets	111,091	102,578
Investments in and advances to unconsolidated subsidiaries	91,412	83,501
Deferred tax assets, net	80,430	78,471
Other assets, net	66,581	70,527

Total Assets	$2,000,265	$2,271,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$166,408	$185,877
Compensation and employee benefits payable	168,611	150,721
Accrued bonus and profit sharing	111,718	271,020
Short-term borrowings:
Warehouse line of credit	43,790	138,233
Other	22,564	21,736

Total short-term borrowings	66,354	159,969
Current maturities of long-term debt	11,939	11,954
Other current liabilities	26,883	29,547

Total Current Liabilities	551,913	809,088
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $1,985 and $2,337 at March 31, 2005 and December 31, 2004, respectively	178,979	205,032
Senior secured term loan	262,300	265,250
9¾% senior notes	130,000	130,000
Other long-term debt	570	602

Total Long-Term Debt	571,849	600,884
Deferred compensation liability	160,742	160,281
Pension liability	27,458	27,871
Other liabilities	102,145	107,639

Total Liabilities	1,414,107	1,705,763
Commitments and contingencies	—	—
Minority interest	6,675	5,925
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 71,961,781 and 71,031,429 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	720	710
Additional paid-in capital	520,438	513,801
Notes receivable from sale of stock	(171)	(433)
Accumulated earnings	80,746	66,174
Accumulated other comprehensive loss	(22,250)	(20,304)

Total Stockholders’ Equity	579,483	559,948

Total Liabilities and Stockholders’ Equity	$2,000,265	$2,271,636

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
Revenue	$538,266	$440,992
Costs and expenses:
Cost of services	268,046	224,222
Operating, administrative and other	223,221	199,251
Depreciation and amortization	10,370	16,831
Merger-related charges	—	9,960

Operating income (loss)	36,629	(9,272)
Equity income from unconsolidated subsidiaries	3,241	2,526
Interest income	2,445	1,273
Interest expense	13,598	19,645
Loss on extinguishment of debt	4,930	—

Income (loss) before provision (benefit) for income taxes	23,787	(25,118)
Provision (benefit) for income taxes	9,215	(8,550)

Net income (loss)	$14,572	$(16,568)

Basic income (loss) per share	$0.20	$(0.26)

Weighted average shares outstanding for basic income (loss) per share	73,532,843	62,522,176

Diluted income (loss) per share	$0.19	$(0.26)

Weighted average shares outstanding for diluted income (loss) per share	76,184,725	62,522,176

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,572	$(16,568)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,370	16,831
Amortization and write-off of deferred financing costs	1,888	1,662
Amortization and write-off of long-term debt discount	352	347
Deferred compensation deferrals	7,413	4,863
Gain on sale of servicing rights, property held for sale and other assets	(329)	(518)
Equity income from unconsolidated subsidiaries	(3,241)	(2,526)
Provision for doubtful accounts	371	929
Deferred income taxes	(6,859)	(8,343)
Decrease in receivables	93,554	46,988
Increase in deferred compensation assets	(8,513)	(4,722)
(Increase) decrease in prepaid expenses and other assets	(4,726)	272
Decrease in accounts payable and accrued expenses	(16,496)	(2,721)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(139,303)	(120,613)
Increase (decrease) in income tax payable	5,197	(4,414)
(Decrease) increase in other liabilities	(14,942)	502
Tenant concessions received	517	681
Other operating activities, net	600	664

Net cash used in operating activities	(59,575)	(86,686)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,144)	(11,087)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(41)	(7,069)
Investment in and advances to unconsolidated subsidiaries, net	(5,371)	(2,135)
Other investing activities, net	1,329	512

Net cash used in investing activities	(11,227)	(19,779)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	47,500
Repayment of revolver and swingline credit facility	—	(34,250)
Repayment of senior secured term loan	(2,950)	(2,500)
Repayment of euro cash pool loan and other loans, net	(306)	(12,802)
Repayment of 11¼% senior subordinated notes	(26,405)	—
Proceeds from exercise of stock options	2,075	100
Other financing activities, net	453	(251)

Net cash used in financing activities	(27,133)	(2,203)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(97,935)	(108,668)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	256,896	163,881
Effect of currency exchange rate changes on cash	(1,177)	(959)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$157,784	$54,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$7,755	$5,882

Income taxes, net of refunds	$10,049	$3,529

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

CB Richard Ellis Group, Inc. (formerly known as CBRE Holding, Inc.), a Delaware corporation, (which may be referred to in this Form 10-Q as “we,” “us,” and “our”) was incorporated on February 20, 2001 and was created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international commercial real estate services firm. Prior to July 20, 2001, we were a wholly owned subsidiary of Blum Strategic Partners, L.P. (Blum Strategic), formerly known as RCBA Strategic Partners, L.P., which is an affiliate of Richard C. Blum, a director of CBRE and our company.

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

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004 and July 14, 2004. Lastly in December 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders.

We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales; forecasting; valuations; origination and servicing of commercial mortgage loans, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we have accrued certain liabilities in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2004	2005 Utilization	To be Utilized
Lease termination costs	$23,977	$(606)	$23,371
Legal settlements anticipated	9,285	(1,396)	7,889
Severance	5,479	(1,190)	4,289
Costs associated with exiting contracts	1,395	(1,131)	264

	$40,136	$(4,323)	$35,813

3.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our 2004 Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2004.

4.	Stock-Based Compensation

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Awards under our stock-based compensation plans vest over four or five-year periods. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for the three months ended March 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$14,572	$(16,568)
Add: Stock-based employee compensation expense included in reported net income (loss), net of the related tax effect	476	53
Deduct: Total stock-based employee compensation expense determined under Black-Scholes method for all awards, net of the related tax effect	(591)	(197)

Pro forma net income (loss)	$14,457	$(16,712)

Basic income (loss) per share:
As reported	$0.20	$(0.26)

Pro forma	$0.20	$(0.27)

Diluted income (loss) per share:
As reported	$0.19	$(0.26)

Pro forma	$0.19	$(0.27)

The weighted average fair value of options granted by us was $12.86 and $0.60 for the three months ended March 31, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.42%	3.08%
Expected volatility	40.0%	0.00%
Expected life	4 years	5 years

Option valuation models require the input of subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

options and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the Black-Scholes model necessarily provides a reliable single measure of the fair value of our employee stock options.

5.	Fair Value of Financial Instruments

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

Cash and Cash Equivalents and Restricted Cash: These balances include cash and cash equivalents as well as restricted cash with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.

Receivables, less allowance for doubtful accounts: Due to their short-term nature, fair value approximates carrying value.

Warehouse Receivable: Due to the short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the value of the Washington Mutual Bank, FA (WaMu) warehouse line of credit outstanding (See Note 9).

Short-Term Borrowings: The majority of this balance represents the WaMu warehouse line of credit. Due to the short-term maturities and variable interest rates of these instruments, fair value approximates carrying value (See Note 9).

11¼% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of the 11¼% senior subordinated notes was $202.7 million and $236.4 million at March 31, 2005 and December 31, 2004, respectively. Their actual carrying value totaled $179.0 million and $205.0 million at March 31, 2005 and December 31, 2004, respectively (See Note 9).

9¾% Senior Notes: Based on dealers’ quotes, the estimated fair value of the 9¾% senior notes was $146.9 million and $148.2 million at March 31, 2005 and December 31, 2004, respectively. Their actual carrying value totaled $130.0 million at March 31, 2005 and December 31, 2004 (See Note 9).

Senior Secured Terms Loans & Other Long-Term Debt: Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (See Note 9).

6.	Restricted Cash

Included in the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, is restricted cash of $9.1 million and $9.2 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for us and each of our segments (See Note 17 for a description of our segments) for the three months ended March 31, 2005 are as follows (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Total
Balance at January 1, 2005	$578,310	$202,160	$7,381	$33,657	$821,508
Purchase accounting adjustments related to acquisitions	(672)	(54)	12	—	(714)

Balance at March 31, 2005	$577,638	$202,106	$7,393	$33,657	$820,794

Other intangible assets totaled $112.3 million and $113.7 million, net of accumulated amortization of $97.0 million and $95.4 million, as of March 31, 2005 and December 31, 2004, respectively, and are comprised of the following (dollars in thousands):

	As of March 31, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826

	$83,526		$83,526

Amortizable intangible assets
Backlog	$72,149	$(72,149)	$72,149	$(72,149)
Management contracts	27,299	(15,431)	27,486	(14,756)
Loan servicing rights	20,454	(6,255)	20,057	(5,786)
Other	5,808	(3,147)	5,808	(2,682)

	$125,710	$(96,982)	$125,500	$(95,373)

Total intangible assets	$209,236	$(96,982)	$209,026	$(95,373)

In accordance with SFAS No. 141, “Business Combinations,” trademarks of $63.7 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represents the Richard Ellis trade name in the U.K. that was owned by Insignia. Both the trademarks and the trade name have indefinite useful lives and accordingly are not being amortized.

Backlog represented the fair value of Insignia’s net revenue backlog as of July 23, 2003, which was acquired as part of the Insignia Acquisition. The backlog consisted of the net commissions receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia Acquisition. This intangible asset was amortized as cash was received or upon final closing of these pending transactions. As of December 31, 2004, the backlog was fully amortized.

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

Amortization expense related to intangible assets was $1.8 million and $8.6 million for the three months ended March 31, 2005 and 2004, respectively. The estimated annual amortization expense for each of the years ended December 31, 2005 through December 31, 2009 approximates $6.4 million, $4.7 million, $4.2 million, $3.1 million and $2.5 million, respectively.

8.	Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	March 31, 2005	December 31, 2004
Current assets	$258,875	$210,374
Non-current assets	$2,346,143	$2,426,286
Current liabilities	$350,676	$313,941
Non-current liabilities	$751,170	$906,246
Minority interest	$16,704	$15,406

Condensed Statements of Operations Information:

	Three Months Ended March 31,
	2005	2004
Net revenue	$107,514	$120,579
Operating income	$21,384	$23,888
Net income	$42,540	$34,184

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We provide investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earn revenues from these unconsolidated subsidiaries.

9.	Debt

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston (CSFB) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On April 23, 2004, we entered

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering. On June 15, 2004, in connection with the completion of our IPO, we completed the refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement which became effective in connection with such refinancing. On November 15, 2004, we entered into an amendment to our new amended and restated credit agreement (the Credit Agreement), which reduced the interest rate spread of our term loan and increased flexibility on certain restricted payments and investments.

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $274.1 million and $277.1 million as of March 31, 2005 and December 31, 2004, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2005 and December 31, 2004, we had no revolving credit facility principal outstanding. As of March 31, 2005, letters of credit totaling $21.1 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. Additionally, we wrote off $3.1 million of unamortized deferred financing costs in connection with this redemption. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of March 31, 2005 and December 31, 2004.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the 2001 Merger. The 11¼% senior subordinated notes are unsecured senior subordinated obligations of CBRE and rank equally in right of payment with any of CBREs’ existing and future unsecured senior subordinated indebtedness but are subordinated to any of CBREs’ existing and future senior indebtedness. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11¼% senior subordinated notes), we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. During the first quarter of 2005, we repurchased an additional $26.4 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $4.0 million of premiums and wrote off $1.0 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $179.0 million and $205.0 million as of March 31, 2005 and December 31, 2004, respectively.

Our Credit Agreement and the indentures governing our 9¾% senior notes and our 11¼% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

We had short-term borrowings of $66.4 million and $160.0 million with weighted average interest rates of 3.8% and 3.7% as of March 31, 2005 and December 31, 2004, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our wholly owned subsidiary, L.J. Melody & Company, has a credit agreement with WaMu for the purpose of funding mortgage loans that will be resold. This credit agreement was previously with Residential Funding Corporation (RFC). On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit), which provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expires on September 1, 2005. This agreement provides for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we and RFC entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million, effective December 20, 2004. This temporary increase was for the period from December 20, 2004 to and including January 20, 2005. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu. During the quarter ended March 31, 2005, we had a maximum of $138.2 million warehouse line of credit principal outstanding. As of March 31, 2005 and December 31, 2004, we had a $43.8 million and a $138.2 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $43.8 million and $138.2 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2005 and December 31, 2004, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2004. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.8 million and $12.1 million as of March 31, 2005 and December 31, 2004, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2005 and December 31, 2004, $8.4 million and $8.5 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of March 31, 2005 and December 31, 2004, there were no amounts outstanding under this facility.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

We had outstanding letters of credit totaling $3.6 million as of March 31, 2005, excluding letters of credit related to our outstanding indebtedness and operating leases. Approximately $2.8 million of these letters of credit were issued pursuant to the terms of a purchase agreement with Island Fund I LLC (Island). The remaining $0.8 million outstanding letter of credit is a Fannie Mae letter of credit executed by L.J. Melody. The outstanding letters of credit as of March 31, 2005 expire at varying dates through July 23, 2005. However, we are obligated to renew the letters of credit related to the Island purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $8.5 million as of March 31, 2005, which consisted primarily of guarantees of property debt as well as obligations to Island and Fannie Mae. Approximately $3.6 million of the guarantees are related to investment activity that is scheduled to expire on September 1, 2008. The guarantee related to the Island purchase agreement expired on September 15, 2004, and was subsequently extended until March 31, 2006. Currently, renewals, modifications and extensions of such loan may be made without our consent, but the $1.3 million amount of our Insignia guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2005, we had committed $16.3 million to fund future co-investments.

11.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive loss. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments and minimum pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$14,572	$(16,568)
Foreign currency translation loss	(1,946)	(4,487)

Comprehensive income (loss)	$12,626	$(21,055)

12.	Earnings (Loss) Per Share

Earnings (loss) per share (EPS) is accounted for in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

outstanding during each period. Where appropriate, the computation of diluted EPS further assumes the dilutive effect of potential common shares, which include stock options. The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2005			2004
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$14,572	73,532,843	$0.20	$(16,568)	62,522,176	$(0.26)

Diluted earnings (loss) per share:
Net income (loss) applicable to common stockholders	$14,572	73,532,843		$(16,568)	62,522,176
Dilutive effect of incremental stock options	—	2,651,882		—	—

Net income (loss) applicable to common stockholders	$14,572	76,184,725	$0.19	$(16,568)	62,522,176	$(0.26)

As a result of operating losses incurred for the three months ended March 31, 2004, dilutive weighted average shares outstanding did not give effect to potential common shares, as to do so would have been anti-dilutive.

13.	Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $740.3 million and $676.3 million at March 31, 2005 and December 31, 2004, respectively.

14.	Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Service cost	$1,427	$1,660
Interest cost	3,216	2,837
Expected return on plan assets	(3,576)	(3,184)
Amortization of prior service costs	(123)	(53)
Amortization of unrecognized net gain	200	421

Net periodic pension cost	$1,144	$1,681

We contributed an additional $1.6 million to fund our pension plans during the three months ended March 31, 2005. We expect to contribute a total of $5.3 million to fund our pension plans for the year ended December 31, 2005.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15.	Merger-Related Charges

We recorded merger-related charges of $10.0 million for the three months ended March 31, 2004 in connection with the Insignia Acquisition. These charges primarily related to the exit of facilities that were occupied by us prior to the Insignia Acquisition as well as the termination of employees, both of which became duplicative as a result of the Insignia Acquisition. We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were terminated, both in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Additionally, we recorded consulting costs, which represented fees paid to outside parties for nonrecurring services relating to the combination of Insignia’s financial systems and businesses with ours. The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2004	2005 Utilization	To be Utilized
Lease termination costs	$25,920	$(2,057)	$23,863

16.	Guarantor and Nonguarantor Financial Statements

The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. In addition, the 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries (See Note 9 to the consolidated financial statements for additional information on the 9¾% senior notes and the 11¼% senior subordinated notes).

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004; condensed consolidating statements of operations for the three months ended March 31, 2005 and 2004; and condensed consolidating statements of cash flows for the three months ended March 31, 2005 and 2004, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,524	$15,664	$90,087	$48,509	$—	$157,784
Restricted cash	—	—	8,709	395	—	9,104
Receivables, less allowance for doubtful accounts	9	—	122,220	171,615	—	293,844
Warehouse receivable (a)	—	—	43,790	—	—	43,790
Other current assets	29,411	147	19,609	29,438	—	78,605

Total Current Assets	32,944	15,811	284,415	249,957	—	583,127
Property and equipment, net	—	—	82,524	52,052	—	134,576
Goodwill	—	—	560,933	259,861	—	820,794
Other intangible assets, net	—	—	87,697	24,557	—	112,254
Deferred compensation assets	—	111,091	—	—	—	111,091
Investments in and advances to unconsolidated subsidiaries	—	8,795	64,300	18,317	—	91,412
Investments in consolidated subsidiaries	409,273	256,041	213,041	—	(878,355)	—
Inter-company loan receivable	83,719	753,830	—	—	(837,549)	—
Deferred tax assets, net	80,430	—	—	—	—	80,430
Other assets, net	—	21,612	30,711	14,258	—	66,581

Total Assets	$606,366	$1,167,180	$1,323,621	$619,002	$(1,715,904)	$2,000,265

Current Liabilities:
Accounts payable and accrued expenses	$—	$14,086	$66,065	$86,257	$—	$166,408
Compensation and employee benefits payable	—	—	105,332	63,279	—	168,611
Accrued bonus and profit sharing	—	—	49,599	62,119	—	111,718
Short-term borrowings:
Warehouse line of credit (a)	—	—	43,790	—	—	43,790
Other	—	—	20,256	2,308	—	22,564

Total short-term borrowings	—	—	64,046	2,308	—	66,354
Current maturities of long-term debt	—	11,800	—	139	—	11,939
Other current liabilities	26,883	—	—	—	—	26,883

Total Current Liabilities	26,883	25,886	285,042	214,102	—	551,913
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	178,979	—	—	—	178,979
Senior secured term loan	—	262,300	—	—	—	262,300
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	715,932	121,617	(837,549)	—
Other long-term debt	—	—	—	570	—	570

Total Long-Term Debt	—	571,279	715,932	122,187	(837,549)	571,849
Deferred compensation liability	—	160,742	—	—	—	160,742
Other liabilities	—	—	66,606	62,997	—	129,603

Total Liabilities	26,883	757,907	1,067,580	399,286	(837,549)	1,414,107
Minority interest	—	—	—	6,675	—	6,675
Commitments and contingencies	—	—	—	—	—	—
Stockholders’ Equity	579,483	409,273	256,041	213,041	(878,355)	579,483

Total Liabilities and Stockholders’ Equity	$606,366	$1,167,180	$1,323,621	$619,002	$(1,715,904)	$2,000,265

(a)	Although L.J. Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes and 11¼% senior subordinated notes, all warehouse receivables funded under the WaMu line of credit are pledged to WaMu, and accordingly are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,496	$2,806	$216,463	$34,131	$—	$256,896
Restricted cash	—	—	8,735	478	—	9,213
Receivables, less allowance for doubtful accounts	9	—	135,117	258,936	—	394,062
Warehouse receivable (a)	—	—	138,233	—	—	138,233
Other current assets	26,065	178	19,925	19,123	—	65,291

Total Current Assets	29,570	2,984	518,473	312,668	—	863,695
Property and equipment, net	—	—	82,714	54,989	—	137,703
Goodwill	—	—	561,589	259,919	—	821,508
Other intangible assets, net	—	—	88,544	25,109	—	113,653
Deferred compensation assets	—	102,578	—	—	—	102,578
Investments in and advances to unconsolidated subsidiaries	—	8,676	56,191	18,634	—	83,501
Investments in consolidated subsidiaries	410,107	252,964	206,810	—	(869,881)	—
Inter-company loan receivable	71,006	797,432	—	—	(868,438)	—
Deferred tax assets, net	78,471	—	—	—	—	78,471
Other assets, net	—	23,681	31,808	15,038	—	70,527

Total Assets	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,845	$67,664	$112,368	$—	$185,877
Compensation and employee benefits payable	—	—	92,652	58,069	—	150,721
Accrued bonus and profit sharing	—	—	151,800	119,220	—	271,020
Short-term borrowings:
Warehouse line of credit (a)	—	—	138,233	—	—	138,233
Other	—	—	21,540	196	—	21,736

Total short-term borrowings	—	—	159,773	196	—	159,969
Current maturities of long-term debt	—	11,800	—	154	—	11,954
Other current liabilities	29,206	—	—	341	—	29,547

Total Current Liabilities	29,206	17,645	471,889	290,348	—	809,088
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	205,032	—	—	—	205,032
Senior secured term loan	—	265,250	—	—	—	265,250
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	751,259	117,179	(868,438)	—
Other long-term debt	—	—	—	602	—	602

Total Long-Term Debt	—	600,282	751,259	117,781	(868,438)	600,884
Deferred compensation liability	—	160,281	—	—	—	160,281
Other liabilities	—	—	70,017	65,493	—	135,510

Total Liabilities	29,206	778,208	1,293,165	473,622	(868,438)	1,705,763
Minority interest	—	—	—	5,925	—	5,925
Commitments and contingencies	—	—	—	—	—	—
Stockholders’ Equity	559,948	410,107	252,964	206,810	(869,881)	559,948

Total Liabilities and Stockholders’ Equity	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

(a)	Although L.J. Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes and 11¼% senior subordinated notes, all warehouse receivables funded under the WaMu line of credit are pledged to WaMu, and accordingly are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$(117)	$369,679	$168,704	$—	$538,266
Costs and expenses:
Cost of services	—	—	190,117	77,929	—	268,046
Operating, administrative and other	1,045	2,005	140,480	79,691	—	223,221
Depreciation and amortization	—	—	6,566	3,804	—	10,370

Operating (loss) income	(1,045)	(2,122)	32,516	7,280	—	36,629
Equity income (loss) from unconsolidated subsidiaries	—	211	4,358	(1,328)	—	3,241
Interest income	21	10,850	1,425	882	(10,733)	2,445
Interest expense	112	12,991	9,721	1,507	(10,733)	13,598
Loss on extinguishment of debt	—	—	4,930	—	—	4,930
Equity income from consolidated subsidiaries	15,277	19,799	2,798	—	(37,874)	—

Income before (benefit) provision for income taxes	14,141	15,747	26,446	5,327	(37,874)	23,787
(Benefit) provision for income taxes	(431)	470	6,647	2,529	—	9,215

Net income	$14,572	$15,277	$19,799	$2,798	$(37,874)	$14,572

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$308,899	$132,093	$—	$440,992
Costs and expenses:
Cost of services	—	—	163,546	60,676	—	224,222
Operating, administrative and other	296	2,574	126,091	70,290	—	199,251
Depreciation and amortization	—	—	9,967	6,864	—	16,831
Merger-related charges	—	—	7,672	2,288	—	9,960

Operating (loss) income	(296)	(2,574)	1,623	(8,025)	—	(9,272)
Equity income (loss) from unconsolidated subsidiaries	—	352	2,451	(277)	—	2,526
Interest income	27	14,240	650	578	(14,222)	1,273
Interest expense	2,071	16,168	12,996	2,632	(14,222)	19,645
Equity loss from consolidated subsidiaries	(14,612)	(12,727)	(7,750)	—	35,089	—

Loss before benefit for income taxes	(16,952)	(16,877)	(16,022)	(10,356)	35,089	(25,118)
Benefit for income taxes	(384)	(2,265)	(3,295)	(2,606)	—	(8,550)

Net loss	$(16,568)	$(14,612)	$(12,727)	$(7,750)	$35,089	$(16,568)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(4,144)	$(2,105)	$(61,712)	$8,386	$(59,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(5,497)	(1,647)	(7,144)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(14)	(27)	(41)
Investment in and advances to unconsolidated subsidiaries, net	—	—	(4,817)	(554)	(5,371)
Other investing activities, net	—	16	1,313	—	1,329

Net cash provided by (used in) investing activities	—	16	(9,015)	(2,228)	(11,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loan	—	(2,950)	—	—	(2,950)
Repayment of euro cash pool loan and other loans, net	—	—	(300)	(6)	(306)
Repayment of 11¼% senior subordinated notes	—	(26,405)	—	—	(26,405)
Decrease (increase) in inter-company receivables, net	1,833	44,302	(55,349)	9,214	—
Other financing activities, net	2,339	—	—	189	2,528

Net cash provided by (used in) financing activities	4,172	14,947	(55,649)	9,397	(27,133)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28	12,858	(126,376)	15,555	(97,935)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,496	2,806	216,463	34,131	256,896
Effect of currency exchange rate changes on cash	—	—	—	(1,177)	(1,177)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,524	$15,664	$90,087	$48,509	$157,784

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$—	$7,362	$296	$97	$7,755

Income taxes, net of refunds	$10,049	$—	$—	$—	$10,049

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(14,076)	$15,002	$(78,266)	$(9,346)	$(86,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(9,720)	(1,367)	(11,087)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(3,060)	(4,009)	(7,069)
Investment in and advances to unconsolidated subsidiaries, net	—	—	(39)	(2,096)	(2,135)
Other investing activities, net	—	—	495	17	512

Net cash used in investing activities	—	—	(12,324)	(7,455)	(19,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	47,500	—	—	47,500
Repayment of revolver and swingline credit facility	—	(34,250)	—	—	(34,250)
Repayment of senior secured term loan	—	(2,500)	—	—	(2,500)
Repayment of euro cash pool loan and other loans, net	—	—	(286)	(12,516)	(12,802)
Decrease (increase) in inter-company receivables, net	13,975	(12,276)	(35,944)	34,245	—
Other financing activities, net	270	(155)	—	(266)	(151)

Net cash provided by (used in) financing activities	14,245	(1,681)	(36,230)	21,463	(2,203)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169	13,321	(126,820)	4,662	(108,668)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881
Effect of currency exchange rate changes on cash	—	—	—	(959)	(959)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,177	$13,338	$21,932	$15,807	$54,254

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$1,533	$3,436	$384	$529	$5,882

Income taxes, net of refunds	$3,529	$—	$—	$—	$3,529

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17.	Industry Segments

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

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada, Mexico and other selected parts of Latin America. The primary services offered consists of the following: real estate services, mortgage loan origination and servicing, valuation services, asset services and corporate services.

Our EMEA and Asia Pacific segments provide services similar to the Americas business segment, excluding mortgage loan origination and servicing. The EMEA segment has operations primarily in Europe, while the Asia Pacific segment has operations primarily in Asia, Australia and New Zealand.

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

We do not allocate net interest expense, loss on extinguishment of debt or provision (benefit) for income taxes among our segments. Summarized financial information by operating segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue
Americas	$381,114	$318,601
EMEA	102,110	79,826
Asia Pacific	33,875	25,560
Global Investment Management	21,167	17,005

	$538,266	$440,992

Operating income (loss)
Americas	$33,610	$1,106
EMEA	17	(10,109)
Asia Pacific	1,455	(359)
Global Investment Management	1,547	90

	36,629	(9,272)
Equity income (loss) from unconsolidated subsidiaries
Americas	2,900	1,726
EMEA	(182)	(249)
Asia Pacific	88	295
Global Investment Management	435	754

	3,241	2,526
Interest income	2,445	1,273
Interest expense	13,598	19,645
Loss on extinguishment of debt	4,930	—

Income (loss) before provision (benefit) for income taxes	$23,787	$(25,118)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

18.	New Accounting and Tax Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123—Revised, “Share Based Payment”. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies are required to apply the standard on a modified prospective method upon adoption. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

19.	Subsequent Event

In April 2005, we repurchased an additional $10.1 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $1.2 million of premiums in connection with these open market purchases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the quarter ended March 31, 2005, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are the largest global commercial real estate services firm, based on 2004 revenue, offering a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2004, excluding affiliates and partner offices, we operated in over 200 offices worldwide with approximately 13,500 employees providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including strategic advice and execution assistance for property leasing and sales, forecasting, valuations, commercial mortgage loan origination and servicing, facilities and project management and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

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

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and charges and the costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2004, we have incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through March 31, 2005, we have incurred $30.5 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own. We expect to incur additional Insignia-related integration expenses of approximately $4.0 million during the remainder of 2005 and approximately $4.0 million during 2006.

International Operations

We have made significant acquisitions of non-U.S. companies and we may acquire additional foreign companies in the future. As we increase our foreign operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the United States only at levels necessary for operating purposes. In addition, from time to time we enter into foreign currency exchange contracts to mitigate our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of foreign currencies into U.S. dollars. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, our management cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more challenging to perform period-to-period comparisons of our reported results of operations.

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

Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, we refinanced our senior secured credit facilities in October 2003 and again during 2004 to obtain more attractive interest rates and other terms, redeemed $30.0 million in aggregate principal amount of our 16% senior notes in late 2003 and repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market during May and June 2004.

In addition, on June 15, 2004 we received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us, in connection with the sale of 7,726,764 shares of our Class A common stock pursuant to the completion of our initial public offering. During June 2004, we used a portion of the net proceeds received from the offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement and during July 2004, we used the remaining net proceeds we received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9¾% senior notes. Lastly, to date during 2005, we have repurchased $36.5 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. Our management expects to continue to look for opportunities to reduce our debt in the future.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include goodwill and other intangible assets, revenue recognition, income taxes and our consolidation policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies in 2005.

Basis of Presentation

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

Segment Reporting

Effective with the fourth quarter of 2004, we reorganized our business segments for financial reporting purposes by separating the Global Investment Management business from our geographic regions. This action was taken in an effort to increase our transparency of reporting in light of the growing significance of our Global Investment Management business. This reorganization has reduced revenues and earnings in the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific regions, but has had no impact on consolidated results. The results for the period ended March 31, 2004, have been restated to conform to this new presentation of our business segments.

We now report our operations through four primary segments: (1) Americas, (2) EMEA, (3) Asia Pacific and (4) Global Investment Management. The Americas consists of operations located in the U.S., Canada, Mexico and Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in the United States, Europe and Asia.

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the three months ended March 31, 2005 and 2004 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
Revenue	$538,266	100.0%	$440,992	100.0%
Costs and expenses:
Cost of services	268,046	49.8	224,222	50.8
Operating, administrative and other	223,221	41.5	199,251	45.2
Depreciation and amortization	10,370	1.9	16,831	3.8
Merger-related charges	—	—	9,960	2.3

Operating income (loss)	36,629	6.8	(9,272)	(2.1)
Equity income from unconsolidated subsidiaries	3,241	0.6	2,526	0.6
Interest income	2,445	0.4	1,273	0.3
Interest expense	13,598	2.5	19,645	4.5
Loss on extinguishment of debt	4,930	0.9	—	—

Income (loss) before provision (benefit) for income taxes	23,787	4.4	(25,118)	(5.7)
Provision (benefit) for income taxes	9,215	1.7	(8,550)	(1.9)

Net income (loss)	$14,572	2.7%	$(16,568)	(3.8)%

EBITDA	$50,240	9.3%	$10,085	2.3%

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$14,572	$(16,568)
Add:
Depreciation and amortization	10,370	16,831
Interest expense	13,598	19,645
Loss on extinguishment of debt	4,930	—
Provision (benefit) for income taxes	9,215	(8,550)
Less:
Interest income	2,445	1,273

EBITDA	$50,240	$10,085

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

We reported consolidated net income of $14.6 million for the three months ended March 31, 2005 on revenue of $538.3 million as compared to a consolidated net loss of $16.6 million on revenue of $441.0 million for the three months ended March 31, 2004.

Our revenue on a consolidated basis increased by $97.3 million, or 22.1%, as compared to the three months ended March 31, 2004. The strong revenue growth was primarily driven by higher worldwide transaction revenue as well as increased appraisal fees. Additionally, continued low long-term interest rates in the United States have fueled an increase in loan origination fees. Foreign currency translation had a $7.7 million positive impact on total revenue during the three months ended March 31, 2005.

Our cost of services on a consolidated basis increased by $43.8 million, or 19.5%, during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Foreign currency translation had a $3.6 million negative impact on cost of services during the three months ended

March 31, 2005. Cost of services as a percentage of revenue decreased from 50.8% for the three months ended March 31, 2004 to 49.8% for the three months ended March 31, 2005, primarily driven by a decline in amortization expense related to the broker draw asset acquired in the Insignia Acquisition. As part of the purchase price allocation for the Insignia Acquisition, a broker draw asset was assigned a fair value of $6.6 million during the three months ended March 31, 2004. Based on our management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimated that we would derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and, accordingly, we are amortizing it on a straight-line basis, which reflects the pattern in which the economic benefits of the broker draw asset are consumed during that period. During the three months ended March 31, 2004, we recorded $2.2 million for the amortization of this broker draw asset, which included a $1.4 million one-time adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003.

Our operating, administrative and other expenses on a consolidated basis were $223.2 million, an increase of $24.0 million, or 12.0%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses, which resulted from our improved operating performance as well as due to headcount increases needed to support our larger business. Our EMEA business segment also incurred higher occupancy costs in the current year. Additionally, total operating expenses were reduced by net foreign currency transaction gains during the three months ended March 31, 2004, while in the current year we experienced net foreign currency transaction losses, which added to total operating expenses. The relative strength of the U.S. dollar, particularly as compared to the Australian dollar, drove the net foreign currency transaction activity in both periods. Finally, foreign currency translation had a $3.8 million negative impact on total operating expenses during the three months ended March 31, 2005.

Our depreciation and amortization expense on a consolidated basis decreased by $6.5 million, or 38.4%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease was largely due to lower amortization expense related to intangibles acquired in the Insignia Acquisition, including a reduction in amortization expense of $6.8 million related to acquired net revenue backlog. As of December 31, 2004, the intangible asset representing the net revenue backlog acquired in the Insignia Acquisition was fully amortized.

Our merger-related charges on a consolidated basis were $10.0 million for the three months ended March 31, 2004. These charges primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition. We incurred our final merger-related charges associated with the Insignia Acquisition during the quarter ended September 30, 2004.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $0.7 million, or 28.3%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to the improved overall performance of our equity investments in our Americas business segment and the U.S. region of our Global Investment Management segment. These increases were partially offset by a loss incurred in the Asia region of our Global Investment Management segment.

Our consolidated interest expense was $13.6 million for the three months ended March 31, 2005, a decrease of $6.0 million, or 30.8%, as compared to the three months ended March 31, 2004. This decline was primarily driven by interest savings realized as a result of debt repayments during the period subsequent to the quarter ended March 31, 2004 and continuing throughout 2005. Our management expects to continue to look for opportunities to reduce our debt in the future.

Our loss on extinguishment of debt on a consolidated basis was $4.9 million for the three months ended March 31, 2005. The loss incurred was related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of $26.4 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market in the first quarter of 2005. We expect to incur additional charges in connection with the continuation of our deleveraging efforts in the future.

Our provision for income taxes on a consolidated basis was $9.2 million for the three months ended March 31, 2005 as compared to a benefit for income taxes of $8.6 million for the three months ended March 31, 2004. Our effective tax rate rose from a 34.0% benefit for the three months ended March 31, 2004 to a 38.7% provision for the three months ended March 31, 2005. The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2004. The increase in the effective tax rate is primarily a result of the change in the mix of domestic and foreign earnings.

Segment Operations

The following table summarizes our revenue, costs and expenses, and operating income (loss) by our Americas, EMEA, Asia Pacific and Global Investment Management operating segments for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
Americas
Revenue	$381,114	100.0%	$318,601	100.0%
Costs and expenses:
Cost of services	199,957	52.5	173,896	54.6
Operating, administrative and other	140,619	36.9	126,009	39.6
Depreciation and amortization	6,928	1.8	9,973	3.1
Merger-related charges	—	—	7,617	2.4

Operating income	$33,610	8.8%	$1,106	0.3%

EBITDA	$43,438	11.4%	$12,805	4.0%

EMEA
Revenue	$102,110	100.0%	$79,826	100.0%
Costs and expenses:
Cost of services	49,775	48.7	36,225	45.4
Operating, administrative and other	49,894	48.9	46,021	57.7
Depreciation and amortization	2,424	2.4	5,647	7.1
Merger-related charges	—	—	2,042	2.5

Operating income (loss)	$17	—	$(10,109)	(12.7)%

EBITDA	$2,259	2.2%	$(4,711)	(5.9)%

Asia Pacific
Revenue	$33,875	100.0%	$25,560	100.0%
Costs and expenses:
Cost of services	18,314	54.0	14,101	55.2
Operating, administrative and other	13,507	39.9	11,184	43.8
Depreciation and amortization	599	1.8	634	2.5

Operating income (loss)	$1,455	4.3%	$(359)	(1.4)%

EBITDA	$2,142	6.3%	$570	2.2%

Global Investment Management
Revenue	$21,167	100.0%	$17,005	100.0%
Costs and expenses:
Operating, administrative and other	19,201	90.7	16,037	94.3
Depreciation and amortization	419	2.0	577	3.4
Merger-related charges	—	—	301	1.8

Operating income	$1,547	7.3%	$90	0.5%

EBITDA	$2,401	11.3%	$1,421	8.4%

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

We do not allocate net interest expense, loss on extinguishment of debt or provision (benefit) for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Americas
Operating income	$33,610	$1,106
Add:
Depreciation and amortization	6,928	9,973
Equity income from unconsolidated subsidiaries	2,900	1,726

EBITDA	$43,438	$12,805

EMEA
Operating income (loss)	$17	$(10,109)
Add:
Depreciation and amortization	2,424	5,647
Equity loss from unconsolidated subsidiaries	(182)	(249)

EBITDA	$2,259	$(4,711)

Asia Pacific
Operating income (loss)	$1,455	$(359)
Add:
Depreciation and amortization	599	634
Equity income from unconsolidated subsidiaries	88	295

EBITDA	$2,142	$570

Global Investment Management
Operating income	$1,547	$90
Add:
Depreciation and amortization	419	577
Equity income from unconsolidated subsidiaries	435	754

EBITDA	$2,401	$1,421

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Americas

Revenue increased by $62.5 million, or 19.6%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The overall increase was primarily driven by higher transaction revenue and appraisal fees as well as increased loan origination fees, which were fueled by continued low long-term interest rates in the United States.

Cost of services increased by $26.1 million, or 15.0%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Cost of services as a percentage of revenue decreased from 54.6% for the three months ended March 31, 2004 to 52.5% for the three months ended March 31, 2005, primarily driven by a decline in amortization expense related to the broker draw asset acquired in the Insignia Acquisition. During the three months ended March 31, 2004, we recorded $2.2 million of broker draw amortization, which included a $1.4 million one-time adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. The amortization of the broker draw asset acquired in the Insignia Acquisition reflects the pattern in which the associated economic benefits are consumed, the fair value of which was refined during the three months ended March 31, 2004. The remaining net broker draw asset of $1.1 million will be amortized on a straight-line basis over the four months ended July 31, 2005.

Operating, administrative and other expenses increased $14.6 million, or 11.6%, mainly driven by higher payroll-related costs, including bonuses, as well as increased marketing costs, which primarily resulted from our improved results. Also contributing to the higher payroll-related costs were headcount increases needed to support our larger business. Finally, total operating expenses were reduced by net foreign currency transaction gains during the three months ended March 31, 2004, while in the current year we experienced net foreign currency transaction losses, which added to total operating expenses. The relative strength of the U.S. dollar, particularly as compared to the Australian dollar, drove the net foreign currency transaction activity in both periods.

EMEA

Revenue increased by $22.3 million, or 27.9%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily driven by higher sales transaction revenue as well as increased consultation and appraisal fees, primarily in the United Kingdom. Foreign currency translation had a $4.6 million positive impact on total revenue during the three months ended March 31, 2005.

Cost of services increased $13.6 million, or 37.4%, mainly as a result of higher producer compensation expense and bonuses, particularly in the United Kingdom, driven by higher revenue. Foreign currency translation had a $2.4 million negative impact on cost of services during the three months ended March 31, 2005.

Operating, administrative and other expenses increased by $3.9 million, or 8.4%, mainly due to higher bonuses in the United Kingdom, which were consistent with improved results. Additionally, occupancy costs were higher in the United Kingdom mainly due to $1.7 million of charges related to vacated facilities. Foreign currency translation had a $2.4 million negative impact on total operating expenses during the three months ended March 31, 2005.

Asia Pacific

Revenue increased by $8.3 million, or 32.5%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase was primarily driven by higher business activity levels throughout the region. Foreign currency translation had a $1.1 million positive impact on total revenue during the three months ended March 31, 2005.

Cost of services increased by $4.2 million, or 29.9%, mainly due to higher commissions, which were consistent with higher transaction revenue. Producer compensation expense was also higher, primarily in Australia, New Zealand and China, as a result of headcount increases. Foreign currency translation had a $0.6 million negative impact on cost of services for the three months ended March 31, 2005.

Operating, administrative and other expenses increased by $2.3 million, or 20.8%, primarily due to higher bonuses which were consistent with the improved results throughout the region. Foreign currency translation had a $0.4 million negative impact on total operating expenses during the three months ended March 31, 2005.

Global Investment Management

Revenue increased by $4.2 million, or 24.5%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase was primarily driven by higher revenues in Japan due to receipt of the first installment of a fee due on the termination of a management agreement.

Operating, administrative and other expenses increased by $3.2 million, or 19.7%, primarily due to higher incentive compensation for key executives related to participation interests in certain real estate investments under management. Foreign currency translation did not have a significant impact on this operating segment during the current year.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under the revolving credit facility of our amended and restated credit agreement described below. Included in the capital requirements that we expect to be able to fund during 2005 is approximately $36.0 million of anticipated capital expenditures of which $7.1 million has been funded on or prior to March 31, 2005. The capital expenditures for 2005 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

From time to time, we consider potential strategic acquisitions. Our management believes that any future significant acquisitions that we make most likely would require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for other material transactions on terms that our management believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms in the future if we decide to make any material acquisitions.

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan in 2010, our 9¾% senior notes in 2010 and our 11¼% senior subordinated notes in 2011. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. During June 2004, we used a portion of the net proceeds we received from our June 15, 2004 initial public offering to prepay $15.0 million in principal amount of the senior secured term loan under our amended and restated credit agreement. During July 2004, we used the remaining net proceeds received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and

$70.0 million in aggregate principal amount of our 9¾% senior notes. To date during 2005, we have repurchased $36.5 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. In the future, we will continue to look for opportunities to reduce our debt. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

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

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $59.6 million for the three months ended March 31, 2005, a decrease of $27.1 million as compared to the three months ended March 31, 2004. This overall decline was primarily due to higher collection of receivables, partially offset by higher bonus payments, both of which resulted from the improved operating performance experienced in 2004 versus 2003. Additionally, the improved 2005 first quarter operating results in comparison to the prior year quarter, partially offset by the timing of payments to vendors, also contributed to the variance.

Investing Activities

Net cash used in investing activities totaled $11.2 million for the three months ended March 31, 2005, representing a decrease of $8.6 million as compared to the three months ended March 31, 2004. This decrease was primarily due to costs incurred in 2004 associated with the Insignia Acquisition. Additionally, capital expenditures of $7.1 million were lower than 2004 by $3.9 million.

Financing Activities

Net cash used in financing activities totaled $27.1 million for the three months ended March 31, 2005 as compared to $2.2 million for the three months ended March 31, 2004. The increase was primarily driven by debt repayments made in 2005.

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

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston, or CSFB, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering. On June 15, 2004, in connection with the completion of our IPO, we completed the refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement which became effective in connection with such refinancing. On November 15, 2004, we entered into an amendment to our new amended and restated credit agreement (the Credit Agreement), which reduced the interest rate spread of our term loan and increased flexibility on certain restricted payments and investments.

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. During June 2004, we used a portion of the net proceeds we received from our IPO to prepay $15.0 million in principal amount of the term loan facility. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt in the accompanying consolidated balance sheets was $274.1 million and $277.1 million as of March 31, 2005 and December 31, 2004, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2005 and December 31, 2004, we had no revolving credit facility principal outstanding. As of March 31, 2005, letters of credit totaling $21.1 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of March 31, 2005 and December 31, 2004.

In June 2001, in order to partially finance our acquisition of CB Richard Ellis Services, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CB Richard Ellis Services assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the merger of Blum CB Corp. with and into CB Richard Ellis Services on July 20, 2001. The 11¼% senior subordinated notes are unsecured senior subordinated obligations of CB Richard Ellis Services and rank equally in right of payment with any of CB Richard Ellis Services’ existing and future unsecured senior subordinated indebtedness but are subordinated to any of CB Richard Ellis Services’ existing and future senior indebtedness. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and

December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11¼% senior subordinated notes), we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums in connection with these open market purchases. In January and February 2005, we repurchased an additional $26.4 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $4.0 million of premiums in connection with these open market purchases. The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $179.0 million and $205.0 million as of March 31, 2005 and December 31, 2004, respectively. In April 2005, we repurchased an additional $10.1 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $1.2 million of premiums in connection with these open market purchases.

Our Credit Agreement and the indentures governing our 9¾% senior notes and our 11¼% senior subordinated notes each contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our outstanding senior secured term loan, our 9¾% senior notes and our 11¼% senior subordinated notes. On April 11, 2005, Moody’s Investor Service upgraded its rating of our senior secured term loan and 9¾% senior notes from B1 to Ba3 as well as our 11¼% senior subordinated notes from B3 to B1, and raised its rating outlook to positive. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

Our wholly owned subsidiary, L.J. Melody & Company, has a credit agreement with Washington Mutual Bank, FA, or WaMu, for the purpose of funding mortgage loans that will be resold. This credit agreement was previously with Residential Funding Corporation, or RFC. On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit), which provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expires on September 1, 2005. This agreement provides for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we and RFC entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million, effective December 20, 2004. This temporary increase was for the period from December 20, 2004 to and including January 20, 2005. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu. We expect that prior to September 1, 2005, or within thirty days after delivery of any termination notice by WaMu, L.J. Melody will be able to reach a satisfactory amendment to extend the term of the agreement with WaMu or to enter into an agreement with another third party to provide substitute financing arrangements for the purpose of funding mortgage loans. However, if L.J. Melody is unable to do so, the business and results of operations of our mortgage loan origination and servicing line of business may be adversely affected. During the quarter ended March 31, 2005, we had a maximum of $138.2 million warehouse line of credit principal outstanding. As of

March 31, 2005 and December 31, 2004, we had a $43.8 million and a $138.2 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $43.8 million and $138.2 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2005 and December 31, 2004, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, which significantly expanded our Global Investment Management segment, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are secured by letters of credit equal to approximately 50% of the outstanding balance at December 31, 2004. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.8 million and $12.1 million as of March 31, 2005 and December 31, 2004, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K., which was part of Insignia’s business strategy of increasing its presence in that country. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2005 and December 31, 2004, $8.4 million and $8.5 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of March 31, 2005 and December 31, 2004, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

We have two deferred compensation plans, one of which has been frozen and is no longer accepting deferrals, which we refer to as the Old DCP, and one of which became effective on August 1, 2004 and began accepting deferrals on August 13, 2004, which we refer to as the New DCP. Because a substantial majority of the deferrals under both the Old DCP and the New DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants may receive unscheduled in-service withdrawals subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment than we expect. The deferred compensation liability in the accompanying consolidated balance sheets was $171.8 million and $166.7 million at March 31, 2005 and December 31, 2004, respectively.

Old DCP

Prior to amending the Old DCP as discussed below, each participant in the Old DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of March 31, 2005, there were 1,692,442 outstanding stock fund units under the Old DCP, all of which were vested.

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

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $27.5 million and $27.9 million at March 31, 2005 and December 31, 2004, respectively. We expect to contribute a total of $5.3 million to fund our pension plan for the year ended December 31, 2005, of which $1.6 million was funded as of March 31, 2005.

Other Obligations and Commitments

We had letters of credit totaling $3.6 million as of March 31, 2005, excluding letters of credit related to our outstanding indebtedness and operating leases. Approximately $2.8 million of these letters of credit were issued pursuant to the terms of a purchase agreement with Island Fund I LLC. The remaining $0.8 million outstanding letter of credit is a Fannie Mae letter of credit executed by L.J. Melody. The outstanding letters of credit as of March 31, 2005 expire at varying dates through July 23, 2005. However, we are obligated to renew the letters of credit related to the Island purchase agreement until as late as July 23, 2006 and the Fannie Mae letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $8.5 million as of March 31, 2005, which consisted primarily of guarantees of property debt as well as the obligations to Island and Fannie Mae. Approximately $3.6 million of the guarantees are related to investment activity that is scheduled to expire on September 1, 2008. The guarantee related to the Island purchase agreement expired on September 15, 2004 and was subsequently extended until March 31, 2006. Currently, renewals, modifications and extensions of such loan may be made without our consent, but the $1.3 million amount of our Insignia guarantee related to such loan may not be increased without our consent in connection with any such renewal, modification or extension. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2005, we had committed $16.3 million to fund future co-investments all of which is expected to be funded during 2005. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

Derivatives and Hedging Activities

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from inter-company loans. We do not engage in any speculative activities with respect to foreign currency. At March 31, 2005, we had foreign currency exchange forward contracts with an aggregate notional amount of approximately $6.0 million, which expire on various dates through December 30, 2005. The net impact on our earnings for the three months ended March 31, 2005 resulting from the unrealized gains and/or losses on the foreign currency exchange forward contracts was not significant. On April 19, 2005, we entered into an option agreement to purchase an aggregate notional amount of 25.0 million British pounds sterling, which will expire on December 28, 2005. On April 22, 2005, we entered into additional foreign currency exchange forward contracts with an aggregate notional amount of approximately $17.0 million, which expire on various dates through December 31, 2005. The net impact on our earnings resulting from gains and/or losses on our option agreement as well as our additional foreign currency exchange forward contract is not expected to be material.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. Statement of Financial Accountings Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position for the three months ended March 31, 2005 resulting from these derivative contracts was not significant.

Litigation

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

New Accounting and Tax Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We are currently conducting an evaluation of the effects of the repatriation provisions of the Act and we will complete this evaluation by December 31, 2005. We do not expect the Act to have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123—Revised, “Share Based Payment”. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies are required to apply the standard on a modified prospective method upon adoption. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Quarterly Report on Form 10-Q to identify forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	an economic downturn in the California and New York real estate markets;

•	the failure of properties managed by us to perform as anticipated;

•	our ability to compete;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	acts of terrorism;

•	foreign currency fluctuations;

•	our ability to complete future acquisitions on favorable terms;

•	integration issues and costs relating to acquired businesses;

•	significant variability in our results of operations among quarters;

•	our substantial leverage and debt service obligations and ability to incur additional indebtedness;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	the success of our co-investment and joint venture activities;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	changes in the key components of revenue growth for large commercial real estate services companies;

•	reliance of companies on outsourcing for their commercial real estate needs;

•	the ability of L.J. Melody to amend, or replace, on satisfactory terms its warehouse line of credit agreement;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maximize cross-selling opportunities;

•	our ability to achieve annual cash interest savings;

•	the effect of implementation of new tax and accounting rules and standards; and

•	the other factors described in our Annual Report on Form 10-K under the heading “Business—Factors Affecting Our Future Performance” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2004. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

During the three months ended March 31, 2005, approximately 31.3% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our transaction exposure to currency exchange rate changes and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure, as appropriate. We do not engage in any speculative activities with respect to foreign currency. At March 31, 2005, we had foreign currency exchange forward contracts with an aggregate notional amount of approximately $6.0 million, which expire on various dates through December 30, 2005. The net impact on our earnings for the three months ending March 31, 2005 resulting from the unrealized gains and/or losses on the foreign currency exchange forward contracts was not significant. On April 19, 2005, we entered into an option agreement to purchase an aggregate notional amount of 25.0 million British pounds sterling, which expires on December 28, 2005. On April 22, 2005, we entered into additional foreign currency exchange forward contracts with an aggregate notional amount of approximately $17.0 million, which expire on various dates through December 31, 2005. The net impact on our earnings resulting from gains and/or losses on our option agreement as well as additional foreign currency exchange forward contracts is not expected to be material.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 47 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at March 31, 2005, the net impact would be a decrease of $0.4 million on pre-tax income and cash provided by operating activities for the three months ended March 31, 2005.

Based on dealers’ quotes at March 31, 2005, the estimated fair values of our 9¾% senior notes and our 11¼% senior subordinated notes were $146.9 million and $202.7 million, respectively. Estimated fair values for the term loan under the senior secured credit facilities and the remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at March 31, 2005.

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

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability that may result from the disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.3	Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of the 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: May 10, 2005	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)

Date: May 10, 2005	/s/ GIL BOROK
Gil Borok
Global Controller (principal accounting officer)