Form 10-Q
period 2005-06-30
CB RICHARD ELLIS GROUP INC
filed 2005-08-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-32205

CB RICHARD ELLIS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 N. Sepulveda Boulevard, Suite 1050 El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

(310) 606-4700
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year if changed since last report)

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

The number of shares of Class A common stock outstanding at August 1, 2005 was 72,574,851.

FORM 10-Q

June 30, 2005

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$192,217	$256,896
Restricted cash	5,841	9,213
Receivables, less allowance for doubtful accounts of $16,556 and $14,811 at June 30, 2005 and December 31, 2004, respectively	320,034	394,062
Warehouse receivable	173,784	138,233
Prepaid expenses	31,493	26,586
Deferred tax assets, net	30,737	23,122
Property held for sale	26,642	—
Other current assets	19,834	15,583

Total Current Assets	800,582	863,695
Property and equipment, net	133,729	137,703
Goodwill	822,577	821,508
Other intangible assets, net of accumulated amortization of $98,232 and $95,373 at June 30, 2005 and December 31, 2004, respectively	110,611	113,653
Deferred compensation assets	132,995	102,578
Investments in and advances to unconsolidated subsidiaries	103,874	83,501
Deferred tax assets, net	73,802	78,471
Other assets, net	63,396	70,527

Total Assets	$2,241,566	$2,271,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$153,303	$185,877
Compensation and employee benefits payable	176,608	150,721
Accrued bonus and profit sharing	155,137	271,020
Income taxes payable	15,206	—
Short-term borrowings:
Warehouse line of credit	173,784	138,233
Debt related to property held for sale	21,183	—
Other	17,068	21,736

Total short-term borrowings	212,035	159,969
Current maturities of long-term debt	11,927	11,954
Other current liabilities	23,621	29,547

Total Current Liabilities	747,837	809,088
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $1,803 and $2,337 at June 30, 2005 and December 31, 2004, respectively	167,366	205,032
Senior secured term loan	259,350	265,250
9¾% senior notes	130,000	130,000
Other long-term debt	2,578	602

Total Long-Term Debt	559,294	600,884
Deferred compensation liability	165,566	160,281
Pension liability	26,017	27,871
Other liabilities	101,697	107,639

Total Liabilities	1,600,411	1,705,763
Commitments and contingencies	—	—
Minority interest	5,809	5,925
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 72,499,366 and 71,031,429 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	725	710
Additional paid-in capital	526,793	513,801
Notes receivable from sale of stock	(171)	(433)
Accumulated earnings	131,167	66,174
Accumulated other comprehensive loss	(23,168)	(20,304)

Total Stockholders’ Equity	635,346	559,948

Total Liabilities and Stockholders’ Equity	$2,241,566	$2,271,636

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$672,163	$550,916	$1,210,429	$991,908
Costs and expenses:
Cost of services	338,691	272,611	606,737	496,833
Operating, administrative and other	241,730	230,539	464,951	429,790
Depreciation and amortization	10,818	10,830	21,188	27,661
Merger-related charges	—	11,574	—	21,534

Operating income	80,924	25,362	117,553	16,090
Equity income from unconsolidated subsidiaries	14,779	2,768	18,020	5,294
Interest income	3,058	1,564	5,503	2,837
Interest expense	13,374	18,780	26,972	38,425
Loss on extinguishment of debt	1,832	4,009	6,762	4,009

Income (loss) before provision (benefit) for income taxes	83,555	6,905	107,342	(18,213)
Provision (benefit) for income taxes	33,134	3,940	42,349	(4,610)

Net income (loss)	$50,421	$2,965	$64,993	$(13,603)

Basic income (loss) per share	$0.68	$0.05	$0.88	$(0.22)

Weighted average shares outstanding for basic income (loss) per share	73,785,232	63,990,494	73,659,733	63,256,275

Diluted income (loss) per share	$0.66	$0.04	$0.85	$(0.22)

Weighted average shares outstanding for diluted income (loss) per share	76,365,899	69,375,929	76,275,811	63,256,275

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64,993	$(13,603)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,188	27,661
Amortization and write-off of deferred financing costs	3,387	3,533
Amortization and write-off of long-term debt discount	534	699
Deferred compensation deferrals	11,407	8,712
Gain on sale of servicing rights and other assets	(2,720)	(2,396)
Equity income from unconsolidated subsidiaries	(18,020)	(5,294)
Distributions of earnings from unconsolidated subsidiaries	8,974	4,355
Provision for doubtful accounts	2,498	2,759
Deferred income taxes	4,496	(3,651)
Decrease in receivables	60,656	16,165
Increase in deferred compensation assets	(30,417)	(2,705)
(Increase) decrease in prepaid expenses and other assets	(7,535)	10,060
Decrease in accounts payable and accrued expenses	(28,496)	(16,132)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(82,738)	(73,018)
Increase (decrease) in income tax payable	17,064	(5,769)
(Decrease) increase in other liabilities	(16,182)	8,900
Tenant concessions received	988	3,082
Other operating activities, net	1,124	1,392

Net cash provided by (used in) operating activities	11,201	(35,250)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,513)	(25,216)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(3,372)	(4,957)
Investment in property held for sale	(28,221)	—
Contributions to unconsolidated subsidiaries, net of capital distributions	(12,189)	(6,836)
Proceeds from the sale of servicing rights and other assets	2,649	2,934
Decrease in restricted cash	3,382	3,592
Other investing activities, net	1,026	964

Net cash used in investing activities	(52,238)	(29,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	186,750
Repayment of revolver and swingline credit facility	—	(186,750)
Proceeds from debt related to property held for sale	22,394	—
Repayment of senior secured term loan	(5,900)	(17,500)
Repayment of euro cash pool loan and other loans, net	(1,515)	(10,815)
Repayment of 11¼% senior subordinated notes	(38,200)	(21,631)
Proceeds from issuance of common stock, net	3,841	135,000
Other financing activities, net	(1,313)	(2,367)

Net cash (used in) provided by financing activities	(20,693)	82,687
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,730)	17,918
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	256,896	163,881
Effect of currency exchange rate changes on cash	(2,949)	(2,207)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$192,217	$179,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$28,358	$44,440

Income taxes, net of refunds	$18,685	$6,685

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

CB Richard Ellis Group, Inc. (formerly known as CBRE Holding, Inc.), a Delaware corporation (which may be referred to in this Form 10-Q as “we,” “us,” and “our”), was incorporated on February 20, 2001 and was created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international commercial real estate services firm. Prior to July 20, 2001, we were a wholly owned subsidiary of Blum Strategic Partners, L.P. (Blum Strategic), formerly known as RCBA Strategic Partners, L.P., which is an affiliate of Richard C. Blum, a director of CBRE and our company.

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

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. Lastly, on December 12, 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004, July 14, 2004 and December 12, 2004.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we have accrued certain liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2004	2005 Utilization	To be Utilized
Lease termination costs	$23,977	$(1,405)	$22,572
Legal settlements anticipated	9,285	(1,403)	7,882
Severance	5,479	(2,327)	3,152
Costs associated with exiting contracts	1,395	(1,131)	264

	$40,136	$(6,266)	$33,870

3.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our 2004 Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2004.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Awards under our stock-based compensation plans vest over four or five-year periods. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for the three and six months ended June 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$50,421	$2,965	$64,993	$(13,603)
Add: Stock-based employee compensation expense included in reported net income (loss), net of the related tax effect	448	53	924	106
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(1,090)	(190)	(1,681)	(387)

Pro forma net income (loss)	$49,779	$2,828	$64,236	$(13,884)

Basic income (loss) per share:
As reported	$0.68	$0.05	$0.88	$(0.22)

Pro forma	$0.67	$0.04	$0.87	$(0.22)

Diluted income (loss) per share:
As reported	$0.66	$0.04	$0.85	$(0.22)

Pro forma	$0.65	$0.04	$0.84	$(0.22)

The weighted average fair value of options granted by us was $12.28 and $8.84 for the three months ended June 30, 2005 and 2004, respectively, and $12.79 and $5.62 for the six months ended June 30, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.65%	3.92%	3.65%	3.58%
Expected volatility	40.00%	50.00%	40.00%	30.00%
Expected life	4 years	5 years	4 years	5 years

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

11¼% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of the 11¼% senior subordinated notes was $187.8 million and $236.4 million at June 30, 2005 and December 31, 2004, respectively. Their actual carrying value totaled $167.4 million and $205.0 million at June 30, 2005 and December 31, 2004, respectively (See Note 9).

9¾% Senior Notes: Based on dealers’ quotes, the estimated fair value of the 9¾% senior notes was $144.3 million and $148.2 million at June 30, 2005 and December 31, 2004, respectively. Their actual carrying value totaled $130.0 million at June 30, 2005 and December 31, 2004 (See Note 9).

Senior Secured Terms Loans & Other Long-Term Debt: Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (see Note 9).

6.	Restricted Cash

Included in the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, is restricted cash of $5.8 million and $9.2 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for us and each of our segments (See Note 17 for a description of our segments) for the six months ended June 30, 2005 are as follows (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Total
Balance at January 1, 2005	$578,310	$202,160	$7,381	$33,657	$821,508
Purchase accounting adjustments related to acquisitions	(1,737)	2,801	5	—	1,069

Balance at June 30, 2005	$576,573	$204,961	$7,386	$33,657	$822,577

Other intangible assets totaled $110.6 million and $113.7 million, net of accumulated amortization of $98.2 million and $95.4 million, as of June 30, 2005 and December 31, 2004, respectively, and are comprised of the following (dollars in thousands):

	As of June 30, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826

	$83,526		$83,526

Amortizable intangible assets
Backlog	$72,149	$(72,149)	$72,149	$(72,149)
Management contracts	26,702	(15,706)	27,486	(14,756)
Loan servicing rights	20,658	(6,765)	20,057	(5,786)
Other	5,808	(3,612)	5,808	(2,682)

	$125,317	$(98,232)	$125,500	$(95,373)

Total intangible assets	$208,843	$(98,232)	$209,026	$(95,373)

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

Amortization expense related to intangible assets was $1.9 million and $2.7 million for the three months ended June 30, 2005 and 2004, respectively, and $3.7 million and $11.3 million for the six months ended June 30, 2005 and 2004, respectively. The estimated annual amortization expense for each of the years ended December 31, 2005 through December 31, 2009 approximates $6.4 million, $4.7 million, $4.2 million, $3.1 million and $2.5 million, respectively.

8.	Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$89,806	$115,755	$197,320	$236,334
Operating income	$19,104	$31,647	$40,488	$55,535
Net income	$73,243	$39,915	$115,783	$74,099

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries.

In June 2005, CBRE Realty Finance, Inc. (CBRE Realty Finance), a real estate investment trust, was formed and is managed by our wholly owned subsidiary, L.J. Melody & Company. On June 9, 2005, we received 300,000 shares of restricted stock from CBRE Realty Finance that vest in three equal annual installments. The principal business activity of CBRE Realty Finance is to originate, acquire, invest in, finance and manage a diversified portfolio of commercial real estate-related loans and securities. As of June 30, 2005, CBRE Realty Finance had total assets of $288.1 million and total equity of $281.6 million. CBRE Realty Finance is a variable interest entity as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R). In accordance with FIN No. 46R, CBRE Realty Finance is not consolidated in our consolidated financial statements because we are not its primary beneficiary. Our maximum exposure to loss is limited to our equity investment in CBRE Realty Finance, which was approximately $16.5 million as of June 30, 2005.

9.	Debt

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston (CSFB) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering. On June 15, 2004, in connection with the completion of our IPO, we completed the refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement which became effective in connection with such refinancing. On November 15, 2004, we entered into a first amendment to our new amended and restated credit agreement, which reduced the interest rate spread of the term loan and increased flexibility on certain restricted payments and investments. On May 10, 2005, we entered into a second amendment to our amended and restated credit agreement (the Credit Agreement), which relaxed the mandatory prepayment clause of the initial Credit Agreement by permitting us to keep cash otherwise required to be used to pay down principal, so long as our leverage ratio is below 2.5 to 1.0.

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $271.2 million and $277.1 million as of June 30, 2005 and December 31, 2004, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2005 and December 31, 2004, we had no revolving credit facility principal outstanding. As of June 30, 2005, letters of credit totaling $14.6 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our domestic assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. Additionally, we wrote off $3.1 million of unamortized deferred financing costs in connection with this redemption. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of June 30, 2005 and December 31, 2004.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the 2001 Merger. The 11¼% senior subordinated notes are unsecured senior subordinated obligations of CBRE and rank equally in right of payment with any of CBREs’ existing and future unsecured senior subordinated indebtedness but are subordinated to any of CBREs’ existing and future senior indebtedness. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11¼% senior subordinated notes), we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. During the six months ended June 30, 2005, we repurchased an additional $38.2 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $5.4 million of premiums and wrote off $1.4 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $167.4 million and $205.0 million as of June 30, 2005 and December 31, 2004, respectively.

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

We had short-term borrowings of $212.0 million and $160.0 million with weighted average interest rates of 4.2% and 3.7% as of June 30, 2005 and December 31, 2004, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our wholly owned subsidiary, L.J. Melody & Company, has a credit agreement with WaMu for the purpose of funding mortgage loans that will be resold. This credit agreement was previously with Residential Funding Corporation (RFC). On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit), which provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expires on September 1, 2005. This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we and RFC entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million, effective December 20, 2004. This temporary increase was for the period from December 20, 2004 to and including January 20, 2005. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu. During the six months ended June 30, 2005, we had a maximum of $184.5 million warehouse line of credit principal outstanding. As of June 30, 2005 and December 31, 2004, we had a $173.8 million and a $138.2 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $173.8 million and $138.2 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2005 and December 31, 2004, respectively, which are also included in the accompanying consolidated balance sheets.

During 2005, in conjunction with the acquisition of property held for sale in our European investment management business, we entered into a debt agreement with ING Real Estate Finance N.V. The agreement provides for the borrowing of 19.0 million euros of acquisition indebtedness and 5.1 million euros of construction/upgrade financing. The 19.0 million principal has a floating rate component with respect to 8.0 million euros and a fixed rate component with respect to 11.0 million euros. The floating rate is tied to the three-month Euribor rate plus 0.95%. The fixed rate is equal to the Euro Interest Rate Swap Rate plus 1.05% for up to three years. The 5.1 million euros construction financing principal will also accrue interest based upon the aforementioned indices in both fixed and floating rate components. The agreement provides for the repayment of principal from proceeds received upon the sale of the aforementioned property held for sale no later than March 31, 2007. In the event that we fail to meet this requirement, the indebtedness will need to be repaid by us from other sources. The operating results related to this property held for sale were not significant for the periods ended June 30, 2005. The amount of this debt included in the accompanying consolidated balance sheets was $21.2 million as of June 30, 2005.

In connection with our acquisition of Westmark Realty Advisors in 1995, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.6 million and $12.1 million as of June 30, 2005 and December 31, 2004, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2005 and December 31, 2004, $5.3 million and $8.5 million, respectively, of the acquisition

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of June 30, 2005 and December 31, 2004, there were no amounts outstanding under this facility.

10.	Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

We had an outstanding letter of credit totaling $0.8 million as of June 30, 2005, excluding letters of credit related to our outstanding subsidiaries indebtedness and operating leases. The $0.8 million outstanding letter of credit is a Fannie Mae letter of credit executed by L.J. Melody and expires on September 10, 2005. However, we are obligated to renew this letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $1.8 million as of June 30, 2005, which primarily consisted of an obligation to Fannie Mae. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2005, we had committed $34.6 million to fund future co-investments.

11.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive (loss) gain. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments and minimum pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$50,421	$2,965	$64,993	$(13,603)
Foreign currency translation (loss) gain	(918)	1,686	(2,864)	(2,801)

Comprehensive income (loss)	$49,503	$4,651	$62,129	$(16,404)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Earnings (Loss) Per Share

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

	Three Months Ended June 30,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$50,421	73,785,232	$0.68	$2,965	63,990,494	$0.05

Diluted earnings per share:
Net income applicable to common stockholders	$50,421	73,785,232		$2,965	63,990,494
Dilutive effect of contingently issuable shares	—	—		—	1,257,812
Dilutive effect of incremental stock options	—	2,580,667		—	4,127,623

Net income applicable to common stockholders	$50,421	76,365,899	$0.66	$2,965	69,375,929	$0.04

	Six Months Ended June 30,
	2005			2004
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$64,993	73,659,733	$0.88	$(13,603)	63,256,275	$(0.22)

Diluted earnings (loss) per share:
Net income (loss) applicable to common stockholders	$64,993	73,659,733		$(13,603)	63,256,275
Dilutive effect of incremental stock options	—	2,616,078		—	—

Net income (loss) applicable to common stockholders	$64,993	76,275,811	$0.85	$(13,603)	63,256,275	$(0.22)

As a result of operating losses incurred for the six months ended June 30, 2004, dilutive weighted average shares outstanding did not give effect to potential common shares of 5,243,492, as to do so would have been anti-dilutive.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $814.5 million and $676.3 million at June 30, 2005 and December 31, 2004, respectively.

14.	Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$1,380	$1,470	$2,807	$3,130
Interest cost	3,157	2,781	6,373	5,618
Expected return on plan assets	(3,514)	(3,123)	(7,090)	(6,307)
Amortization of prior service costs	(120)	(53)	(243)	(106)
Amortization of unrecognized net gain	197	414	397	835

Net periodic pension cost	$1,100	$1,489	$2,244	$3,170

We contributed an additional $1.1 million and $2.7 million to fund our pension plans during the three and six months ended June 30, 2005, respectively. We expect to contribute a total of $5.2 million to fund our pension plans for the year ended December 31, 2005.

15.	Merger-Related Charges

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

	Liability Balance at December 31, 2004	2005 Utilization	To be Utilized
Lease termination costs	$25,920	$(4,070)	$21,850

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004; condensed consolidating statements of operations for the three and six months ended June 30, 2005 and 2004; and condensed consolidating statements of cash flows for the six months ended June 30, 2005 and 2004, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4,702	$7,958	$157,566	$21,991	$—	$192,217
Restricted cash	—	—	5,415	426	—	5,841
Receivables, less allowance for doubtful accounts	5	—	128,675	191,354	—	320,034
Warehouse receivable (a)	—	—	173,784	—	—	173,784
Property held for sale	—	—	—	26,642	—	26,642
Other current assets	30,897	3,561	19,375	28,231	—	82,064

Total Current Assets	35,604	11,519	484,815	268,644	—	800,582
Property and equipment, net	—	—	82,716	51,013	—	133,729
Goodwill	—	—	560,240	262,337	—	822,577
Other intangible assets, net	—	—	86,619	23,992	—	110,611
Deferred compensation assets	—	132,995	—	—	—	132,995
Investments in and advances to unconsolidated subsidiaries	—	6,069	80,230	17,575	—	103,874
Investments in consolidated subsidiaries	476,620	334,126	227,790	—	(1,038,536)	—
Inter-company loan receivable	87,977	711,883	—	—	(799,860)	—
Deferred tax assets, net	73,802	—	—	—	—	73,802
Other assets, net	170	20,414	28,722	14,090	—	63,396

Total Assets	$674,173	$1,217,006	$1,551,132	$637,651	$(1,838,396)	$2,241,566

Current Liabilities:
Accounts payable and accrued expenses	$—	$6,304	$62,115	$84,884	$—	$153,303
Compensation and employee benefits payable	—	—	129,120	47,488	—	176,608
Accrued bonus and profit sharing	—	—	81,211	73,926	—	155,137
Income taxes payable	15,206	—	—	—	—	15,206
Short-term borrowings:
Warehouse line of credit (a)	—	—	173,784	—	—	173,784
Debt related to property held for sale	—	—	—	21,183	—	21,183
Other	—	—	16,887	181	—	17,068

Total short-term borrowings	—	—	190,671	21,364	—	212,035
Current maturities of long-term debt	—	11,800	—	127	—	11,927
Other current liabilities	23,621	—	—	—	—	23,621

Total Current Liabilities	38,827	18,104	463,117	227,789	—	747,837
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	167,366	—	—	—	167,366
Senior secured term loan	—	259,350	—	—	—	259,350
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	688,374	111,486	(799,860)	—
Other long-term debt	—	—	—	2,578	—	2,578

Total Long-Term Debt	—	556,716	688,374	114,064	(799,860)	559,294
Deferred compensation liability	—	165,566	—	—	—	165,566
Pension liability				26,017		26,017
Other liabilities	—	—	65,515	36,182	—	101,697

Total Liabilities	38,827	740,386	1,217,006	404,052	(799,860)	1,600,411
Minority interest	—	—	—	5,809	—	5,809
Commitments and contingencies	—	—	—	—	—	—
Stockholders’ Equity	635,346	476,620	334,126	227,790	(1,038,536)	635,346

Total Liabilities and Stockholders’ Equity	$674,173	$1,217,006	$1,551,132	$637,651	$(1,838,396)	$2,241,566

(a)	Although L.J. Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes and 11¼% senior subordinated notes, all warehouse receivables funded under the WaMu line of credit are pledged to WaMu, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,496	$2,806	$216,463	$34,131	$—	$256,896
Restricted cash	—	—	8,735	478	—	9,213
Receivables, less allowance for doubtful accounts	9	—	135,117	258,936	—	394,062
Warehouse receivable (a)	—	—	138,233	—	—	138,233
Other current assets	26,065	178	19,925	19,123	—	65,291

Total Current Assets	29,570	2,984	518,473	312,668	—	863,695
Property and equipment, net	—	—	82,714	54,989	—	137,703
Goodwill	—	—	561,589	259,919	—	821,508
Other intangible assets, net	—	—	88,544	25,109	—	113,653
Deferred compensation assets	—	102,578	—	—	—	102,578
Investments in and advances to unconsolidated subsidiaries	—	8,676	56,191	18,634	—	83,501
Investments in consolidated subsidiaries	410,107	252,964	206,810	—	(869,881)	—
Inter-company loan receivable	71,006	797,432	—	—	(868,438)	—
Deferred tax assets, net	78,471	—	—	—	—	78,471
Other assets, net	—	23,681	31,808	15,038	—	70,527

Total Assets	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,845	$67,664	$112,368	$—	$185,877
Compensation and employee benefits payable	—	—	92,652	58,069	—	150,721
Accrued bonus and profit sharing	—	—	151,800	119,220	—	271,020
Short-term borrowings:
Warehouse line of credit (a)	—	—	138,233	—	—	138,233
Other	—	—	21,540	196	—	21,736

Total short-term borrowings	—	—	159,773	196	—	159,969
Current maturities of long-term debt	—	11,800	—	154	—	11,954
Other current liabilities	29,206	—	—	341	—	29,547

Total Current Liabilities	29,206	17,645	471,889	290,348	—	809,088
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	205,032	—	—	—	205,032
Senior secured term loan	—	265,250	—	—	—	265,250
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	751,259	117,179	(868,438)	—
Other long-term debt	—	—	—	602	—	602

Total Long-Term Debt	—	600,282	751,259	117,781	(868,438)	600,884
Deferred compensation liability	—	160,281	—	—	—	160,281
Other liabilities	—	—	70,017	65,493	—	135,510

Total Liabilities	29,206	778,208	1,293,165	473,622	(868,438)	1,705,763
Minority interest	—	—	—	5,925	—	5,925
Commitments and contingencies	—	—	—	—	—	—
Stockholders’ Equity	559,948	410,107	252,964	206,810	(869,881)	559,948

Total Liabilities and Stockholders’ Equity	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

(a)	Although L.J. Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes and 11¼% senior subordinated notes, all warehouse receivables funded under the WaMu line of credit are pledged to WaMu, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$470,498	$201,665	$—	$672,163
Costs and expenses:
Cost of services	—	—	251,063	87,628	—	338,691
Operating, administrative and other	1,115	2,299	148,643	89,673	—	241,730
Depreciation and amortization	—	—	7,055	3,763	—	10,818

Operating (loss) income	(1,115)	(2,299)	63,737	20,601	—	80,924
Equity income from unconsolidated subsidiaries	—	4,054	10,465	260	—	14,779
Interest income	32	10,829	1,201	1,734	(10,738)	3,058
Interest expense	—	12,638	9,454	2,020	(10,738)	13,374
Loss on extinguishment of debt	—	—	1,832	—	—	1,832
Equity income from consolidated subsidiaries	51,094	49,644	11,022	—	(111,760)	—

Income before (benefit) provision for income taxes	50,011	49,590	75,139	20,575	(111,760)	83,555
(Benefit) provision for income taxes	(410)	(1,504)	25,495	9,553	—	33,134

Net income	$50,421	$51,094	$49,644	$11,022	$(111,760)	$50,421

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 (Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$378,174	$172,742	$—	$550,916
Costs and expenses:
Cost of services	—	—	198,325	74,286	—	272,611
Operating, administrative and other	354	2,116	148,138	79,931	—	230,539
Depreciation and amortization	—	—	7,324	3,506	—	10,830
Merger-related charges	—	—	10,605	969	—	11,574

Operating (loss) income	(354)	(2,116)	13,782	14,050	—	25,362
Equity income (loss) from unconsolidated subsidiaries	—	82	2,815	(129)	—	2,768
Interest income	34	11,458	560	2,372	(12,860)	1,564
Interest expense	1,645	14,352	11,532	4,111	(12,860)	18,780
Loss on extinguishment of debt	—	4,009	—	—	—	4,009
Equity income from consolidated subsidiaries	3,599	9,304	5,509	—	(18,412)	—

Income before (benefit) provision for income taxes	1,634	367	11,134	12,182	(18,412)	6,905
(Benefit) provision for income taxes	(1,331)	(3,232)	1,830	6,673	—	3,940

Net income	$2,965	$3,599	$9,304	$5,509	$(18,412)	$2,965

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$(117)	$840,177	$370,369	$—	$1,210,429
Costs and expenses:
Cost of services	—	—	441,180	165,557	—	606,737
Operating, administrative and other	2,160	4,304	289,123	169,364	—	464,951
Depreciation and amortization	—	—	13,621	7,567	—	21,188

Operating (loss) income	(2,160)	(4,421)	96,253	27,881	—	117,553
Equity income (loss) from unconsolidated subsidiaries	—	4,265	14,823	(1,068)	—	18,020
Interest income	53	21,679	2,626	2,616	(21,471)	5,503
Interest expense	112	25,629	19,175	3,527	(21,471)	26,972
Loss on extinguishment of debt	—	—	6,762	—	—	6,762
Equity income from consolidated subsidiaries	66,371	69,443	13,820	—	(149,634)	—

Income before (benefit) provision for income taxes	64,152	65,337	101,585	25,902	(149,634)	107,342
(Benefit) provision for income taxes	(841)	(1,034)	32,142	12,082	—	42,349

Net income	$64,993	$66,371	$69,443	$13,820	$(149,634)	$64,993

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$687,073	$304,835	$—	$991,908
Costs and expenses:
Cost of services	—	—	361,871	134,962	—	496,833
Operating, administrative and other	650	4,690	274,229	150,221	—	429,790
Depreciation and amortization	—	—	17,291	10,370	—	27,661
Merger-related charges	—	—	18,277	3,257	—	21,534

Operating (loss) income	(650)	(4,690)	15,405	6,025	—	16,090
Equity income (loss) from unconsolidated subsidiaries	—	434	5,266	(406)	—	5,294
Interest income	61	25,698	1,210	2,950	(27,082)	2,837
Interest expense	3,716	30,520	24,528	6,743	(27,082)	38,425
Loss on extinguishment of debt	—	4,009	—	—	—	4,009
Equity loss from consolidated subsidiaries	(11,013)	(3,423)	(2,241)	—	16,677	—

(Loss) income before (benefit) provision for income taxes	(15,318)	(16,510)	(4,888)	1,826	16,677	(18,213)
(Benefit) provision for income taxes	(1,715)	(5,497)	(1,465)	4,067	—	(4,610)

Net loss	$(13,603)	$(11,013)	$(3,423)	$(2,241)	$16,677	$(13,603)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$15,804	$(27,337)	$22,196	$538	$11,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(11,464)	(4,049)	(15,513)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(14)	(3,358)	(3,372)
Investment in property held for sale	—	—	—	(28,221)	(28,221)
Distributions from (contributions to) unconsolidated subsidiaries, net	—	2,721	(13,434)	(1,476)	(12,189)
Decrease in restricted cash	—	—	3,320	62	3,382
Other investing activities, net	—	32	3,261	382	3,675

Net cash provided by (used in) investing activities	—	2,753	(18,331)	(36,660)	(52,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt related to property held for sale	—	—	—	22,394	22,394
Repayment of senior secured term loan	—	(5,900)	—	—	(5,900)
(Repayment of) proceeds from euro cash pool loan and other loans, net	—	—	(3,403)	1,888	(1,515)
Repayment of 11¼% senior subordinated notes	—	(38,200)	—	—	(38,200)
Proceeds from exercise of stock options	3,841	—	—	—	3,841
(Increase) decrease in inter-company receivables, net	(18,778)	74,154	(59,359)	3,983	—
Other financing activities, net	339	(318)	—	(1,334)	(1,313)

Net cash (used in) provided by financing activities	(14,598)	29,736	(62,762)	26,931	(20,693)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,206	5,152	(58,897)	(9,191)	(61,730)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,496	2,806	216,463	34,131	256,896
Effect of currency exchange rate changes on cash	—	—	—	(2,949)	(2,949)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4,702	$7,958	$157,566	$21,991	$192,217

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$—	$27,545	$602	$211	$28,358

Income taxes, net of refunds	$18,685	$—	$—	$—	$18,685

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(7,645)	$(4,891)	$(24,289)	$1,575	$(35,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(21,438)	(3,778)	(25,216)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(2,628)	(2,329)	(4,957)
Contributions to unconsolidated subsidiaries, net of capital distributions	—	(419)	(4,774)	(1,643)	(6,836)
Decrease in restricted cash	—	—	2,449	1,143	3,592
Other investing activities, net	—	—	3,504	394	3,898

Net cash used in investing activities	—	(419)	(22,887)	(6,213)	(29,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the revolver and swingline credit facility	—	186,750	—	—	186,750
Repayment of revolver and swingline credit facility	—	(186,750)	—	—	(186,750)
Repayment of senior secured term loan	—	(17,500)	—	—	(17,500)
Repayment of euro cash pool and other loans, net	—	—	(2,936)	(7,879)	(10,815)
Repayment of 11¼% senior subordinated notes	—	(21,631)	—	—	(21,631)
Proceeds from issuance of common stock, net	135,000	—	—	—	135,000
(Increase) decrease in inter-company receivables, net	(130,259)	49,711	48,378	32,170	—
Other financing activities, net	713	(3,942)	—	862	(2,367)

Net cash provided by financing activities	5,454	6,638	45,442	25,153	82,687

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,191)	1,328	(1,734)	20,515	17,918
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881
Effect of currency exchange rate changes on cash	—	—	—	(2,207)	(2,207)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$817	$1,345	$147,018	$30,412	$179,592

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest, net of amount capitalized	$3,065	$34,889	$907	$1,579	$40,440

Income taxes, net of refunds	$6,685	$—	$—	$—	$6,685

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17.	Industry Segments

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

We do not allocate net interest expense, loss on extinguishment of debt or provision (benefit) for income taxes among our segments. Summarized financial information by operating segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Americas	$489,878	$384,468	$870,992	$703,069
EMEA	123,139	108,309	225,249	188,135
Asia Pacific	43,284	37,710	77,159	63,270
Global Investment Management	15,862	20,429	37,029	37,434

	$672,163	$550,916	$1,210,429	$991,908

Operating income (loss)
Americas	$68,978	$12,342	$102,588	$13,448
EMEA	10,722	5,094	10,739	(5,015)
Asia Pacific	6,575	5,155	8,030	4,796
Global Investment Management	(5,351)	2,771	(3,804)	2,861

	80,924	25,362	117,553	16,090
Equity income (loss) from unconsolidated subsidiaries
Americas	3,424	1,638	6,324	3,364
EMEA	(123)	(240)	(305)	(489)
Asia Pacific	442	(106)	530	189
Global Investment Management	11,036	1,476	11,471	2,230

	14,779	2,768	18,020	5,294
Interest income	3,058	1,564	5,503	2,837
Interest expense	13,374	18,780	26,972	38,425
Loss on extinguishment of debt	1,832	4,009	6,762	4,009

Income (loss) before provision (benefit) for income taxes	$83,555	$6,905	$107,342	$(18,213)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

18.	New Accounting and Tax Pronouncements

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123—Revised, “Share Based Payment” (SFAS 123R). The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. We plan to adopt the modified-prospective method. Under this method, a company records compensation expense for all awards it grants or modifies after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005, or January 1, 2006. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the quarter ended June 30, 2005, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Macroeconomic Conditions

Economic trends and government policies directly affect our operations as well as global and regional commercial real estate markets generally. These include: overall economic activity and employment growth, interest rate levels, the availability of credit to finance transactions and the impact of tax and regulatory policies. Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, can negatively affect the performance of many of our business lines. Weak economic conditions could result in a general decrease in transaction activity and a decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business. If our real estate and mortgage brokerage businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various business lines.

During 2002 and 2001, we were adversely affected by the slowdown in the United States economy, which negatively impacted the commercial real estate market generally. This caused a decline in our leasing activities within the United States. Moreover, in part because of the terrorist attacks on September 11, 2001 and the run-up to the conflict with Iraq, the economic climate in the United States became very uncertain, which had an adverse effect on commercial real estate market conditions and in turn, our operating results for 2002 and 2001. During 2003 and 2004, economic conditions in the United States improved, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in sales and leasing activities. We expect this trend to continue in the near term.

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

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and charges and the costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2004, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through June 30, 2005, we have incurred $32.8 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own. We expect to incur additional Insignia-related integration expenses of approximately $2.0 million during the remainder of 2005 and approximately $4.0 million during 2006.

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

Lastly, during the six months ended June 30, 2005, we repurchased $38.2 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. Our management expects to continue to look for opportunities to reduce our debt from time to time.

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

Segment Reporting

Effective with the fourth quarter of 2004, we reorganized our business segments for financial reporting purposes by separating the Global Investment Management business from our geographic regions. This action was taken in an effort to increase our transparency of reporting in light of the growing significance of our Global Investment Management business. This reorganization has reduced revenues and earnings in the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific regions but has had no impact on consolidated results. The results for the periods ended June 30, 2004, have been restated to conform to this new presentation of our business segments.

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

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Revenue	$672,163	100.0%	$550,916	100.0%	$1,210,429	100.0%	$991,908	100.0%
Costs and expenses:
Cost of services	338,691	50.4	272,611	49.5	606,737	50.1	496,833	50.1
Operating, administrative and other	241,730	36.0	230,539	41.8	464,951	38.4	429,790	43.3
Depreciation and amortization	10,818	1.6	10,830	2.0	21,188	1.8	27,661	2.8
Merger-related charges	—	—	11,574	2.1	—	—	21,534	2.2

Operating income	80,924	12.0	25,362	4.6	117,553	9.7	16,090	1.6
Equity income from unconsolidated subsidiaries	14,779	2.2	2,768	0.5	18,020	1.5	5,294	0.6
Interest income	3,058	0.5	1,564	0.3	5,503	0.5	2,837	0.3
Interest expense	13,374	2.0	18,780	3.4	26,972	2.2	38,425	3.9
Loss on extinguishment of debt	1,832	0.3	4,009	0.7	6,762	0.6	4,009	0.4

Income (loss) before provision (benefit) for income taxes	83,555	12.4	6,905	1.3	107,342	8.9	(18,213)	(1.8)
Provision (benefit) for income taxes	33,134	4.9	3,940	0.8	42,349	3.5	(4,610)	(0.4)

Net income (loss)	$50,421	7.5%	$2,965	0.5%	$64,993	5.4%	$(13,603)	(1.4)%

EBITDA	$106,521	15.8%	$38,960	7.1%	$156,761	13.0%	$49,045	4.9%

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$50,421	$2,965	$64,993	$(13,603)
Add:
Depreciation and amortization	10,818	10,830	21,188	27,661
Interest expense	13,374	18,780	26,972	38,425
Loss on extinguishment of debt	1,832	4,009	6,762	4,009
Provision (benefit) for income taxes	33,134	3,940	42,349	(4,610)
Less:
Interest income	3,058	1,564	5,503	2,837

EBITDA	$106,521	$38,960	$156,761	$49,045

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

We reported consolidated net income of $50.4 million for the three months ended June 30, 2005 on revenue of $672.2 million as compared to consolidated net income of $3.0 million on revenue of $550.9 million for the three months ended June 30, 2004.

Our revenue on a consolidated basis increased by $121.2 million, or 22.0%, as compared to the three months ended June 30, 2004. The revenue growth was primarily driven by continued higher worldwide transaction revenue as well as increased management and appraisal fees. Foreign currency translation had an $8.2 million positive impact on total revenue during the three months ended June 30, 2005.

Our cost of services on a consolidated basis increased by $66.1 million, or 24.2%, during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Foreign currency translation had a $3.7 million negative impact on cost of services during the three months ended June 30, 2005.

Cost of services as a percentage of revenue increased only slightly from 49.5% for the three months ended June 30, 2004 to 50.4% for the three months ended June 30, 2005, mainly due to increased producer headcount and higher producer bonus expense in the United Kingdom as a result of increased revenue in the current year as well as headcount increases in producer support in the United States.

Our operating, administrative and other expenses on a consolidated basis were $241.7 million, an increase of $11.2 million, or 4.9%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase was mainly driven by higher worldwide payroll-related costs, including bonuses, as well as increased marketing costs, all of which primarily resulted from our improved operating performance. The year-over-year overall increase in operating expenses was partially masked by the absence of Insignia-related costs and one-time compensation expense related to our initial public offering of our common stock in June 2004, both of which significantly impacted second quarter 2004 results. Additionally, total operating expenses were reduced by net foreign currency transaction gains during the three months ended June 30, 2005, while in the prior year we experienced net foreign currency transaction losses, which added to total operating expenses. The relative strength of the U.S. dollar, particularly as compared to the British pound sterling, drove the net foreign currency transaction activity in both periods. Foreign currency translation had a $3.5 million negative impact on total operating expenses during the three months ended June 30, 2005. Operating expenses as a percentage of revenue decreased from 41.8% for the three months ended June 30, 2004 to 36.0% for the three months ended June 30, 2005, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense remained flat on a consolidated basis totaling $10.8 million for both the three months ended June 30, 2005 and 2004.

Our merger-related charges on a consolidated basis were $11.6 million for the three months ended June 30, 2004. These charges primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition. We incurred our final merger-related charges associated with the Insignia Acquisition during the quarter ended September 30, 2004.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $12.0 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to fees earned and gains realized on the disposition of assets maintained in our investment management portfolio as well as the improved overall performance of our equity investments in our Americas business segment and U.S. investments in our Global Investment Management segment.

Our consolidated interest expense was $13.4 million for the three months ended June 30, 2005, a decrease of $5.4 million, or 28.8%, as compared to the three months ended June 30, 2004. This decline was primarily driven by interest savings realized as a result of debt repayments during the quarter ended June 30, 2004 and throughout the first half of 2005. Our management expects to continue to look for opportunities to reduce our debt in the future.

Our loss on extinguishment of debt on a consolidated basis was $1.8 million and $4.0 million for the three months ended June 30, 2005 and 2004, respectively. These losses incurred were related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with repurchases of our 11¼% senior subordinated notes in the open market in the second quarter of 2005 and 2004. We expect to incur additional charges of this type in connection with the continuation of our deleveraging efforts in the future.

Our provision for income taxes on a consolidated basis was $33.1 million for the three months ended June 30, 2005 as compared to $3.9 million for the three months ended June 30, 2004. Our effective tax rate declined from 57.1% for the three months ended June 30, 2004 to 39.7% for the three months ended June 30, 2005. The increase in the provision for income taxes and the decrease in the effective tax rate were primarily attributable to the significant increase in pre-tax income over the second quarter of 2004 as well as the earnings trend between the first and the second quarter of 2004, which caused the second quarter 2004 tax rate to be unusually high. The change in the mix of domestic and foreign earnings also contributed to the year-over-year variance in the effective tax rate.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

We reported consolidated net income of $65.0 million for the six months ended June 30, 2005 on revenue of $1.2 billion as compared to a consolidated net loss of $13.6 million on revenue of $991.9 million for the six months ended June 30, 2004.

Our revenue on a consolidated basis increased by $218.5 million, or 22.0%, as compared to the six months ended June 30, 2004. The revenue growth was primarily driven by higher worldwide transaction revenue as well as increased management and appraisal fees. Additionally, continued low long-term interest rates in the United States have fueled an increase in loan origination fees. Foreign currency translation had a $15.9 million positive impact on total revenue during the six months ended June 30, 2005.

Our cost of services on a consolidated basis increased by $109.9 million, or 22.1%, during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Foreign currency translation had a $7.3 million negative impact on cost of services during the six months ended June 30, 2005. Cost of services as a percentage of revenue totaled 50.1% for both the six months ended June 30, 2005 and 2004.

Our operating, administrative and other expenses on a consolidated basis were $465.0 million, an increase of $35.2 million, or 8.2%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses, as well as increased marketing costs, all of which resulted from our improved operating performance. The year-over-year overall increase in operating expenses was partially masked by the absence of Insignia-related costs and one-time compensation expense related to our initial public offering, both of which significantly impacted the results for the prior year period. Additionally, total operating expenses were reduced by net foreign currency transaction gains during the three months ended June 30, 2005, while in the prior year we experienced net foreign currency transaction losses, which added to total operating expenses. The relative strength of the U.S. dollar, particularly as compared to the British pound sterling, drove the net foreign currency transaction activity in both periods. Finally, foreign currency translation had a $7.4 million negative impact on total operating expenses during the six months ended June 30, 2005. Operating expenses as a percentage of revenue decreased from 43.3% for the six months ended June 30, 2004 to 38.4% for the six months ended June 30, 2005, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense on a consolidated basis decreased by $6.5 million, or 23.4%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease was largely due to lower amortization expense related to intangibles acquired in the Insignia Acquisition, including a reduction in amortization expense of $7.7 million related to acquired net revenue backlog. As of December 31, 2004, the intangible asset representing the net revenue backlog acquired in the Insignia Acquisition was fully amortized.

Our merger-related charges on a consolidated basis were $21.5 million for the six months ended June 30, 2004. These charges primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition. We incurred our final merger-related charges associated with the Insignia Acquisition during the quarter ended September 30, 2004.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $12.7 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to fees earned and gains realized on the disposition of assets maintained in our investment management portfolio as well as the improved overall performance of our equity investments in our Americas business segment and U.S. investments in our Global Investment Management segment. These increases were partially offset by a loss incurred in Asian investments in our Global Investment Management segment.

Our consolidated interest expense was $27.0 million for the six months ended June 30, 2005, a decrease of $11.5 million, or 29.8%, as compared to the six months ended June 30, 2004. This decline was primarily driven by interest savings realized as a result of debt repayments throughout 2004 and the first half of 2005. Our management expects to continue to look for opportunities to reduce our debt in the future.

Our loss on extinguishment of debt on a consolidated basis was $6.8 million and $4.0 million for the six months ended June 30, 2005 and 2004, respectively. These losses incurred were related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with repurchases of our 11¼% senior subordinated notes in the open market during the six months ended June 30, 2005 and 2004. We expect to incur additional charges of this type in connection with the continuation of our deleveraging efforts in the future.

Our provision for income taxes on a consolidated basis was $42.3 million for the six months ended June 30, 2005 as compared to a benefit for income taxes of $4.6 million for the six months ended June 30, 2004. Our effective tax rate rose from a 25.3% benefit for the six months ended June 30, 2004 to a 39.5% provision for the six months ended June 30, 2005. The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2004. The increase in the effective tax rate is primarily a result of the change in the mix of domestic and foreign earnings as well as a decrease in losses sustained in jurisdictions where no tax benefit can be provided.

Segment Operations

The following table summarizes our revenue, costs and expenses, and operating income (loss) by our Americas, EMEA, Asia Pacific and Global Investment Management operating segments for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Americas
Revenue	$489,878	100.0%	$384,468	100.0%	$870,992	100.0%	$703,069	100.0%
Costs and expenses:
Cost of services	263,295	53.7	207,612	54.0	463,252	53.2	381,508	54.3
Operating, administrative and other	150,150	30.7	146,823	38.2	290,769	33.4	272,832	38.8
Depreciation and amortization	7,455	1.5	7,310	1.9	14,383	1.6	17,283	2.4
Merger-related charges	—	—	10,381	2.7	—	—	17,998	2.6

Operating income	$68,978	14.1%	$12,342	3.2%	$102,588	11.8%	$13,448	1.9%

EBITDA	$79,857	16.3%	$21,290	5.5%	$123,295	14.2%	$34,095	4.8%

EMEA
Revenue	$123,139	100.0%	$108,309	100.0%	$225,249	100.0%	$188,135	100.0%
Costs and expenses:
Cost of services	54,930	44.6	47,363	43.7	104,705	46.5	83,588	44.5
Operating, administrative and other	55,097	44.7	52,364	48.4	104,991	46.6	98,385	52.3
Depreciation and amortization	2,390	2.0	2,325	2.1	4,814	2.1	7,972	4.2
Merger-related charges	—	—	1,163	1.1	—	—	3,205	1.7

Operating income (loss)	$10,722	8.7%	$5,094	4.7%	$10,739	4.8%	$(5,015)	(2.7)%

EBITDA	$12,989	10.5%	$7,179	6.6%	$15,248	6.8%	$2,468	1.3%

Asia Pacific
Revenue	$43,284	100.0%	$37,710	100.0%	$77,159	100.0%	$63,270	100.0%
Costs and expenses:
Cost of services	20,466	47.3	17,636	46.8	38,780	50.3	31,737	50.1
Operating, administrative and other	15,694	36.3	14,303	37.9	29,201	37.8	25,487	40.3
Depreciation and amortization	549	1.2	616	1.6	1,148	1.5	1,250	2.0

Operating income	$6,575	15.2%	$5,155	13.7%	$8,030	10.4%	$4,796	7.6%

EBITDA	$7,566	17.5%	$5,665	15.0%	$9,708	12.6%	$6,235	9.8%

Global Investment Management
Revenue	$15,862	100.0%	$20,429	100.0%	$37,029	100.0%	$37,434	100.0%
Costs and expenses:
Operating, administrative and other	20,789	131.0	17,049	83.5	39,990	108.0	33,086	88.4
Depreciation and amortization	424	2.7	579	2.8	843	2.3	1,156	3.1
Merger-related charges	—	—	30	0.1	—	—	331	0.9

Operating (loss) income	$(5,351)	(33.7)%	$2,771	13.6%	$(3,804)	(10.3)%	$2,861	7.6%

EBITDA	$6,109	38.5%	$4,826	23.6%	$8,510	23.0%	$6,247	16.7%

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

We do not allocate net interest expense, loss on extinguishment of debt or provision (benefit) for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Americas
Operating income	$68,978	$12,342	$102,588	$13,448
Add:
Depreciation and amortization	7,455	7,310	14,383	17,283
Equity income from unconsolidated subsidiaries	3,424	1,638	6,324	3,364

EBITDA	$79,857	$21,290	$123,295	$34,095

EMEA
Operating income (loss)	$10,722	$5,094	$10,739	$(5,015)
Add:
Depreciation and amortization	2,390	2,325	4,814	7,972
Equity loss from unconsolidated subsidiaries	(123)	(240)	(305)	(489)

EBITDA	$12,989	$7,179	$15,248	$2,468

Asia Pacific
Operating income	$6,575	$5,155	$8,030	$4,796
Add:
Depreciation and amortization	549	616	1,148	1,250
Equity income (loss) from unconsolidated subsidiaries	442	(106)	530	189

EBITDA	$7,566	$5,665	$9,708	$6,235

Global Investment Management
Operating (loss) income	$(5,351)	$2,771	$(3,804)	$2,861
Add:
Depreciation and amortization	424	579	843	1,156
Equity income from unconsolidated subsidiaries	11,036	1,476	11,471	2,230

EBITDA	$6,109	$4,826	$8,510	$6,247

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Americas

Revenue increased by $105.4 million, or 27.4%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The overall increase was primarily driven by higher transaction revenue fueled by improved leasing markets and continued strong investment sales markets as well as improved appraisal and management fees.

Cost of services increased by $55.7 million, or 26.8%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Cost of services as a percentage of revenue remained flat for the three months ended June 30, 2005 in comparison to the three months ended June 30, 2004.

Operating, administrative and other expenses increased $3.3 million, or 2.3%, mainly driven by higher payroll-related costs, including bonuses, as well as increased marketing costs, which primarily resulted from supporting our growing revenues. The year-over-year overall increase in operating, administrative and other expenses was partially masked by the absence of Insignia-related costs and one-time compensation expense related to our initial public offering, both of which significantly impacted our results for the three months ended June 30, 2004. Also, net foreign currency transaction gains experienced during the three months ended June 30, 2005 reduced total operating expenses, while in the prior year we experienced net foreign currency transaction losses, which added to total operating expenses. The relative strength of the U.S. dollar, particularly as compared to the British pound sterling, drove the net foreign currency transaction activity in both periods.

EMEA

Revenue increased by $14.8 million, or 13.7%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily driven by higher transaction revenue, particularly in the United Kingdom, France and Italy, due to a continued strong investment sales environment as well as improved leasing activity. Foreign currency translation had a $4.0 million positive impact on total revenue during the three months ended June 30, 2005.

Cost of services increased $7.6 million, or 16.0%, mainly as a result of higher producer compensation expense and bonuses, which were primarily driven by the higher revenue and headcount increases. Foreign currency translation had a $1.9 million negative impact on cost of services during the three months ended June 30, 2005.

Operating, administrative and other expenses increased by $2.7 million, or 5.2%, mainly due to higher payroll-related costs, including bonuses, in the region, which were consistent with the improved results. Foreign currency translation had a $1.7 million negative impact on total operating expenses during the three months ended June 30, 2005.

Asia Pacific

Revenue increased by $5.6 million, or 14.8%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase was primarily driven by higher business activity levels throughout the region. Foreign currency translation had a $1.9 million positive impact on total revenue during the three months ended June 30, 2005.

Cost of services increased by $2.8 million, or 16.0%, mainly due to higher commissions, which were consistent with higher transaction revenue. Producer compensation expense was also higher, particularly in China, mainly as a result of headcount increases. Foreign currency translation had a $0.8 million negative impact on cost of services for the three months ended June 30, 2005.

Operating, administrative and other expenses increased by $1.4 million, or 9.7%, primarily due to an increase in payroll-related costs, including bonuses, resulting from increases in headcount, particularly in China, as well as due to higher revenue. Foreign currency translation had a $0.6 million negative impact on total operating expenses during the three months ended June 30, 2005.

Global Investment Management

Revenue decreased by $4.6 million, or 22.4%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was mainly due to acquisition and disposition fee revenue earned in the United States in the prior year quarter that did not recur as well as the timing of revenues realized in Japan.

Operating, administrative and other expenses increased by $3.7 million, or 21.9%, primarily due to higher incentive compensation for key executives related to participation interest in certain real estate investments under management. Foreign currency translation did not have a significant impact on this operating segment during the current year.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Americas

Revenue increased by $167.9 million, or 23.9%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The overall increase was primarily driven by improved leasing activity and continued strong investment sales activity, higher appraisal fees and increased loan origination fees, reflecting low long-term interest rates in the United States.

Cost of services increased by $81.7 million, or 21.4%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Cost of services as a percentage of revenue decreased from 54.3% for the six months ended June 30, 2004 to 53.2% for the six months ended June 30, 2005, primarily driven by a decline in amortization expense related to the broker draw asset acquired in the Insignia Acquisition. During the six months ended June 30, 2004, we recorded $3.0 million of broker draw amortization, which included a $1.4 million one-time adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. The amortization of the broker draw asset acquired in the Insignia Acquisition reflects the pattern in which the associated economic benefits are consumed, the fair value of which was refined during the three months ended March 31, 2004. The remaining net broker draw asset of $0.3 million was fully amortized on July 31, 2005.

Operating, administrative and other expenses increased $17.9 million, or 6.6%, mainly driven by higher payroll-related costs, including bonuses, as well as increased marketing costs, which primarily resulted from supporting our growing revenues. The year-over-year overall increase in operating, administrative and other expenses was partially masked by the absence of Insignia-related costs and one-time compensation expense related to our initial public offering, both of which significantly impacted the results for the prior period. Additionally, total operating expenses were reduced by net foreign currency transaction gains during the six months ended June 30, 2005, while in the prior year we experienced net foreign currency transaction losses, which added to total operating expenses. The relative strength of the U.S. dollar, particularly as compared to the British pound sterling, drove the net foreign currency transaction activity in both periods.

EMEA

Revenue increased by $37.1 million, or 19.7%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily driven by higher transaction revenue, particularly in the United Kingdom, France and Italy, as well as increased appraisal fees in the United Kingdom. Foreign currency translation had an $8.6 million positive impact on total revenue during the six months ended June 30, 2005.

Cost of services increased $21.1 million, or 25.3%, mainly as a result of higher producer compensation expense and bonuses, primarily driven by the higher revenue and increased headcount. Foreign currency translation had a $4.3 million negative impact on cost of services during the six months ended June 30, 2005.

Operating, administrative and other expenses increased by $6.6 million, or 6.7%, mainly due to higher payroll-related costs, including bonuses, in the region, which were consistent with the improved results. Foreign currency translation had a $4.1 million negative impact on total operating expenses during the six months ended June 30, 2005.

Asia Pacific

Revenue increased by $13.9 million, or 22.0%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase was primarily driven by higher business activity levels throughout the region. Foreign currency translation had a $3.0 million positive impact on total revenue during the six months ended June 30, 2005.

Cost of services increased by $7.0 million, or 22.2%, mainly due to higher commissions, which were consistent with higher transaction revenue. Producer compensation expense was also higher, primarily in Australia, New Zealand and China, as a result of headcount increases. Foreign currency translation had a $1.4 million negative impact on cost of services for the six months ended June 30, 2005.

Operating, administrative and other expenses increased by $3.7 million, or 14.6%, primarily due to higher bonuses which were consistent with the improved results throughout the region. Foreign currency translation had a $1.1 million negative impact on total operating expenses during the six months ended June 30, 2005.

Global Investment Management

Revenue was essentially flat for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Operating, administrative and other expenses increased by $6.9 million, or 20.9%, primarily due to higher incentive compensation for key executives related to participation interest in certain real estate investments under management. Foreign currency translation did not have a significant impact on this operating segment during the current year.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under the revolving credit facility of our amended and restated credit agreement described below. Included in the capital requirements that we expect to fund during 2005 is approximately $36.0 million of anticipated capital expenditures, of which $15.5 million has been funded on or prior to June 30, 2005. The capital expenditures for 2005 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

From time to time, we consider potential strategic acquisitions. Our management believes that any future significant acquisitions that we make most likely would require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that our management believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms in the future if we decide to make any material acquisitions.

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan in 2010, our 9¾% senior notes in 2010 and our 11¼% senior subordinated notes in 2011. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. During June 2004, we used a portion of the net proceeds we received from our June 15, 2004 initial public offering to prepay $15.0 million in principal amount of the senior secured term loan under our amended and restated credit agreement. During July 2004, we used the remaining net proceeds received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9¾% senior notes. During the six months ended June 30, 2005, we repurchased $38.2 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. In the future, we will continue to look for opportunities to reduce our debt from time to time. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

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

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $11.2 million for the six months ended June 30, 2005, an increase of $46.5 million as compared to the six months ended June 30, 2004. This increase was primarily due to the improved operating performance experienced in 2005 in comparison to the prior year. Also contributing to the variance were higher collections of receivables, partially offset by higher bonus payments, both of which resulted from the improved operating performance experienced in 2004 versus 2003. The aforementioned net increases over the prior year were partially offset by the accelerated timing of payments to vendors in the current period and an additional $20.0 million of funding of our deferred compensation plan.

Investing Activities

Net cash used in investing activities totaled $52.2 million for the six months ended June 30, 2005, representing an increase of $22.7 million as compared to the six months ended June 30, 2004. The increase was primarily due to the purchase of a property held for sale, partially offset by a decline in capital expenditures.

Financing Activities

Net cash used in financing activities totaled $20.7 million for the six months ended June 30, 2005 as compared to net cash provided by financing activities of $82.7 million for the six months ended June 30, 2004. The increase in net cash used in financing activities was primarily driven by the prior year receipt of net proceeds from our initial public offering, which was completed on June 15, 2004, partially offset by new borrowings related to the purchase of property held for sale during the six months ended June 30, 2005.

Initial and Secondary Public Offerings

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock. In connection with our initial public offering, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with our initial public offering, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholders on June 15, 2004 and July 14, 2004. Lastly, on December 12, 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sale of shares in the secondary public offering.

As a public company, we have incurred and will continue to incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as subsequent rules to the same extent enacted by the SEC and the New York Stock Exchange have required changes in corporate governance practices of public companies. These new rules and regulations, including Section 404 of the Sarbanes-Oxley Act and the related rules and regulations, have increased our legal and financial compliance costs.

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

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston, or CSFB, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering. On June 15, 2004, in connection with the completion of our initial public offering, we completed the refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement which became effective in connection with such refinancing. On November 15, 2004, we entered into a first amendment to our new amended and restated credit agreement, which reduced the interest rate spread of the term loan and increased flexibility on certain restricted payments and investments. On May 10, 2005, we entered into a second amendment to our amended and restated credit agreement (the Credit Agreement), which relaxed the mandatory prepayment clause of the initial Credit Agreement by permitting us to keep cash otherwise required to be used to pay down principal, so long as our leverage ratio is below 2.5 to 1.0.

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. During June 2004, we used a portion of the net proceeds we received from our initial public offering to prepay $15.0 million in principal amount of the term loan facility. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $271.2 million and $277.1 million as of June 30, 2005 and December 31, 2004, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2005 and December 31, 2004, we had no revolving credit facility principal outstanding. As of June 30, 2005, letters of credit totaling $14.6 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our domestic assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of June 30, 2005 and December 31, 2004.

In June 2001, in order to partially finance our acquisition of CB Richard Ellis Services, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CB Richard Ellis Services assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the merger of Blum CB Corp. with and into CB Richard Ellis Services on July 20, 2001. The 11¼% senior subordinated notes are unsecured senior subordinated obligations of CB Richard Ellis Services and rank equally in right of payment with any of CB Richard Ellis Services’ existing and future unsecured senior subordinated indebtedness but are subordinated to any of CB Richard Ellis Services’ existing and future senior indebtedness. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11¼% senior subordinated notes), we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums in connection with these open market purchases. During the six months ended June 30, 2005, we repurchased an additional $38.2 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $5.4 million of premiums in connection with these open market purchases. The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $167.4 million and $205.0 million as of June 30, 2005 and December 31, 2004, respectively.

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

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our outstanding senior secured term loan, our 9¾% senior notes and our 11¼% senior subordinated notes. On April 11, 2005, Moody’s Investor Service upgraded its rating of our senior secured term loan and 9¾% senior notes from B1 to Ba3 as well as our 11¼% senior subordinated notes from B3 to B1, and raised its rating outlook to positive. On May 25, 2005, Standard & Poor’s Ratings Service raised our credit rating from B+ to BB-. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

Our wholly owned subsidiary, L.J. Melody & Company, has a credit agreement with Washington Mutual Bank, FA, or WaMu, for the purpose of funding mortgage loans that will be resold. This credit agreement was previously with Residential Funding Corporation, or RFC. On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit), which provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expires on September 1, 2005. This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we and RFC entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million, effective December 20, 2004. This temporary increase was for the period from December 20, 2004 to and including January 20, 2005. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu. We expect that prior to September 1, 2005, or within thirty days after delivery of any termination notice by WaMu, L.J. Melody will be able to reach a satisfactory amendment to extend the term of the agreement with WaMu or to enter into an agreement with another third party to provide substitute financing arrangements for the purpose of funding mortgage loans. However, if L.J. Melody is unable to do so, the business and results of operations of our mortgage loan origination and servicing line of business may be adversely affected. During the six months ended June 30, 2005, we had a maximum of $184.5 million warehouse line of credit principal outstanding. As of June 30, 2005 and December 31, 2004, we had a $173.8 million and a $138.2 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $173.8 million and $138.2 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2005 and December 31, 2004, respectively, which are also included in the accompanying consolidated balance sheets.

During 2005, in conjunction with the acquisition of property held for sale in our European investment management business, we entered into a debt agreement with ING Real Estate Finance N.V. The agreement provides for the borrowing of 19.0 million euros of acquisition indebtedness and 5.1 million euros of construction/upgrade financing. The 19.0 million principal has a floating rate component with respect to 8.0 million euros and a fixed rate component with respect to 11.0 million euros. The floating rate is tied to the three-month Euribor rate plus 0.95%. The fixed rate is equal to the Euro Interest Rate Swap Rate plus 1.05% for up to three years. The 5.1 million euros construction financing principal will also accrue interest based upon the aforementioned indices in both fixed and floating rate components. The agreement provides for the repayment of principal from proceeds received upon the sale of the aforementioned property held for sale no later than March 31, 2007. In the event that we fail to meet this requirement, the indebtedness will need to be repaid by us from other sources. The operating results related to this property held for sale were not significant for the periods ended June 30, 2005. The amount of this debt included in the accompanying consolidated balance sheets was $21.2 million as of June 30, 2005.

In connection with our acquisition of Westmark Realty Advisors in 1995, which significantly expanded our Global Investment Management segment, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.6 million and $12.1 million as of June 30, 2005 and December 31, 2004, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K., which was part of Insignia’s business strategy of increasing its presence in that country. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2005 and December 31, 2004, $5.3 million and $8.5 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of June 30, 2005 and December 31, 2004, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

We have two deferred compensation plans, one of which has been frozen and is no longer accepting deferrals, which we refer to as the Old DCP, and one of which became effective on August 1, 2004 and began accepting deferrals on August 13, 2004, which we refer to as the New DCP. Because a substantial majority of the deferrals under both the Old DCP and the New DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants may receive unscheduled in-service withdrawals subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment earlier than we expect. The deferred compensation liability in the accompanying consolidated balance sheets was $171.7 million and $166.7 million at June 30, 2005 and December 31, 2004, respectively.

Old DCP

Prior to amending the Old DCP as discussed below, each participant in the Old DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of June 30, 2005, there were 1,456,682 outstanding stock fund units under the Old DCP, all of which were vested.

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

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $26.0 million and $27.9 million at June 30, 2005 and December 31, 2004, respectively. We expect to contribute a total of $5.2 million to fund our pension plan for the year ended December 31, 2005, of which $2.7 million was funded as of June 30, 2005.

Other Obligations and Commitments

We had an outstanding letter of credit totaling $0.8 million as of June 30, 2005, excluding letters of credit related to our subsidiaries outstanding indebtedness and operating leases. The $0.8 million outstanding letter of credit is a Fannie Mae letter of credit executed by L.J. Melody and expires on September 10, 2005. However, we are obligated to renew this letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $1.8 million as of June 30, 2005, which consisted primarily of an obligation to Fannie Mae. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2005, we had committed $34.6 million to fund future co-investments, of which $26.5 million is expected to be funded during 2005. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Seasonality

A significant portion of our revenue is seasonal, which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions toward the fiscal year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with profits growing or losses decreasing in each subsequent quarter.

Derivatives and Hedging Activities

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from inter-company loans. We do not engage in any speculative activities with respect to foreign currency. On March 4, 2005, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $6.0 million, which expire on various dates through December 30, 2005. On April 19, 2005, we entered into an option agreement to purchase an aggregate notional amount of 25.0 million British pounds sterling, which will expire on December 28, 2005. On April 22, 2005, we entered into additional foreign currency exchange forward contracts with an aggregate notional amount of approximately $17.0 million, which expire on various dates though December 31, 2005. The net impact on our earnings resulting from gains and/or losses on our option agreement as well as our foreign currency exchange forward contracts was not significant for the three and six months ended June 30, 2005, and is not expected to be material.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. Statement of Financial Accountings Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position for the three and six months ended June 30, 2005 resulting from these derivative contracts was not significant.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123—Revised, “Share Based Payment,” or FAS 123R. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. We plan to adopt the modified-prospective method. Under this method, a company records compensation expense for all awards it grants or modifies after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005, or January 1, 2006. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29,” or SFAS 153. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	the failure of properties managed by us to perform as anticipated;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	acts of terrorism;

•	foreign currency fluctuations;

•	our ability to complete future acquisitions on favorable terms;

•	integration issues and costs relating to acquired businesses;

•	an economic downturn in the California and New York real estate markets;

•	significant variability in our results of operations among quarters;

•	our substantial leverage and debt service obligations and ability to incur additional indebtedness;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	the success of our co-investment and joint venture activities;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	changes in the key components of revenue growth for large commercial real estate services companies;

•	reliance of companies on outsourcing for their commercial real estate needs;

•	the ability of L.J. Melody to amend, or replace, on satisfactory terms its warehouse line of credit agreement;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maximize cross-selling opportunities;

•	our ability to achieve annual cash interest savings;

•	the effect of implementation of new tax and accounting rules and standards; and

•	the other factors described in our Annual Report on Form 10-K under the heading “Business-Factors Affecting Our Future Performance” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

During the six months ended June 30, 2005, approximately 31.3% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from inter-company loans. We do not engage in any speculative activities with respect to foreign currency. On March 4, 2005, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $6.0 million, which expire on various dates through December 30, 2005. On April 19, 2005, we entered into an option agreement to purchase an aggregate notional amount of 25.0 million British pounds sterling, which will expire on December 28, 2005. On April 22, 2005, we entered into additional foreign currency exchange forward contracts with an aggregate notional amount of approximately $17.0 million, which expire on various dates though December 31, 2005. The net impact on our earnings resulting from gains and/or losses on our option agreement as well as our foreign currency exchange forward contracts was not significant for the three and six months ended June 30, 2005, and is not expected to be material.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 49 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at June 30, 2005, the net impact would be a decrease of $1.2 million on pre-tax income and cash provided by operating activities for the six months ended June 30, 2005.

Based on dealers’ quotes at June 30, 2005, the estimated fair values of our 9¾% senior notes and our 11¼% senior subordinated notes were $144.3 million and $187.8 million, respectively. Estimated fair values for the term loan under the senior secured credit facilities and the remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at June 30, 2005.

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

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability that may result from the disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of CB Richard Ellis Group, Inc. was held at 8:00 a.m. Pacific Standard Time, on June 2, 2005 at the Sheraton Gateway Hotel, Los Angeles Airport located at 6101 West Century Boulevard, Los Angeles, California.

The three proposals presented at the meeting were:

1.	To elect ten (10) directors for a term of one year.

2.	To ratify the Audit Committee’s appointment of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the 2005 fiscal year.

3.	To approve the Company’s Amended and Restated 2004 Stock Incentive Plan.

(b)	Not required.

(c)	The voting results were as follows:

1.	Each of the ten directors was elected for a term of one year and received the number of votes set forth below:

Name	For	Withheld
Richard C. Blum (1)	65,354,507	2,262,718

Jeffrey A. Cozad (1)	47,889,749	19,727,476

Patrice Marie Daniels	67,472,222	145,003

Bradford M. Freeman	67,471,962	145,263

Michael Kantor (1)	49,892,745	17,724,480

Frederic V. Malek	67,335,418	281,807

John G. Nugent	65,524,467	2,092,758

Brett White	65,924,079	1,693,146

Gary L. Wilson (1)	51,455,314	16,161,911

Ray Wirta	65,466,590	2,150,635

2.	The ratification of the appointment of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the 2005 fiscal year was approved by a vote of 66,545,947 shares in favor, 1,069,887 shares against, and 1,391 shares abstaining.

3.	The Company’s Amended and Restated 2004 Stock Incentive Plan was approved by a vote of 66,210,723 shares in favor, 1,300,219 shares against, and 106,283 shares abstaining.

(1)	Institutional Shareholder Services (“ISS”) recommended withhold votes, with respect to Messrs. Cozad and Wilson for attendance reasons, and with respect to Mr. Kantor, because it deemed him an affiliated outsider who also serves on a key board committee. Regarding Mr. Cozad, ISS based its withhold recommendation on information provided in the Company’s Proxy Statement filed on April 22, 2005. The Proxy Statement stated that Mr. Cozad attended 50% of the Compensation Committee meetings while he was a member of such Committee. The Company filed a revised Proxy Statement on May 27, 2005 which stated that Mr. Cozad attended all meetings of the Compensation Committee that took place while he was a member in 2004. As such, his attendance record was not required to be disclosed in the Proxy Statement. The Proxy Statement should have instead reflected that Board Chairperson Richard C. Blum missed the one meeting the Compensation Committee held while he was a member in 2004. Mr Blum rotated off the Compensation Committee shortly after that meeting and was replaced by Mr. Cozad.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Form of Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 15, 2004 (incorporated by reference to Exhibit 3.3 of the CB Richard Ellis Group Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

3.2	Form of Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.5 of the CB Richard Ellis Group Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

10	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of April 23, 2004 and amended November 15, 2004 (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004, and Exhibit 10.1(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004), with the Lenders (as defined under the Credit Agreement) and Credit Suisse First Boston.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: August 9, 2005	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)

Date: August 9, 2005	/s/ GIL BOROK
Gil Borok
Global Controller (principal accounting officer)