Form 10-Q
period 2005-09-30
CB RICHARD ELLIS GROUP INC
filed 2005-11-08
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

Commission File Number 001 – 32205

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The number of shares of Class A common stock outstanding at October 31, 2005 was 73,219,447.

FORM 10-Q

September 30, 2005

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004

Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$284,571	$256,896
Restricted cash	5,962	9,213
Receivables, less allowance for doubtful accounts of $17,716 and $14,811 at September 30, 2005 and December 31, 2004, respectively	355,882	394,062
Warehouse receivable	146,480	138,233
Prepaid expenses	32,904	26,586
Deferred tax assets, net	25,657	23,122
Property held for sale	37,188	—
Other current assets	18,341	15,583
Total Current Assets	906,985	863,695
Property and equipment, net	133,439	137,703
Goodwill	841,449	821,508
Other intangible assets, net of accumulated amortization of $99,946 and $95,373 at September 30, 2005 and December 31, 2004, respectively	109,919	113,653
Deferred compensation assets	142,690	102,578
Investments in and advances to unconsolidated subsidiaries	98,255	83,501
Deferred tax assets, net	83,998	78,471
Other assets, net	63,966	70,527
Total Assets	$2,380,701	$2,271,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$193,009	$185,877
Compensation and employee benefits payable	181,249	150,721
Accrued bonus and profit sharing	210,698	271,020
Income taxes payable	19,346	—
Short-term borrowings:
Warehouse line of credit	146,480	138,233
Debt related to property held for sale	29,216	—
Other	16,983	21,736
Total short-term borrowings	192,679	159,969
Current maturities of long-term debt	11,911	11,954
Other current liabilities	17,807	29,547
Total Current Liabilities	826,699	809,088

Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $1,702 and $2,337 at September 30, 2005 and December 31, 2004, respectively	162,967	205,032
Senior secured term loan	256,400	265,250
9¾% senior notes	130,000	130,000
Other long-term debt	2,673	602
Total Long-Term Debt	552,040	600,884
Deferred compensation liability	166,463	160,281
Pension liability	25,625	27,871
Other liabilities	100,400	107,639
Total Liabilities	1,671,227	1,705,763
Commitments and contingencies	—	—
Minority interest	6,568	5,925
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 73,144,131 and 71,031,429 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	731	710
Additional paid-in capital	537,868	513,801
Notes receivable from sale of stock	(121)	(433)
Accumulated earnings	188,103	66,174
Accumulated other comprehensive loss	(23,675)	(20,304)
Total Stockholders’ Equity	702,906	559,948
Total Liabilities and Stockholders’ Equity	$2,380,701	$2,271,636

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$744,198	$574,999	$1,954,627	$1,566,907

Costs and expenses:
Cost of services	380,943	300,711	987,680	797,544
Operating, administrative and other	255,706	213,226	720,657	643,016
Depreciation and amortization	11,665	12,340	32,853	40,001
Merger-related charges	—	4,040	—	25,574

Operating income	95,884	44,682	213,437	60,772
Equity income from unconsolidated subsidiaries	3,628	4,826	21,648	10,120
Interest income	413	1,262	5,916	4,099
Interest expense	13,840	15,509	40,812	53,934
Loss on extinguishment of debt	624	17,066	7,386	21,075

Income (loss) before provision for income taxes	85,461	18,195	192,803	(18)
Provision for income taxes	28,525	6,300	70,874	1,690

Net income (loss)	$56,936	$11,895	$121,929	$(1,708)

Basic income (loss) per share	$0.77	$0.17	$1.65	$(0.03)

Weighted average shares outstanding for basic income (loss) per share	74,177,337	71,446,359	73,834,169	66,006,231

Diluted income (loss) per share	$0.74	$0.16	$1.59	$(0.03)

Weighted average shares outstanding for diluted income (loss) per share	76,777,271	75,184,418	76,444,808	66,006,231

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$121,929	$(1,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,853	40,001
Amortization and write-off of deferred financing costs	4,703	10,094
Amortization and write-off of long-term debt discount	635	3,274
Deferred compensation deferrals	18,852	12,764
Write-off of impaired investments	—	2,990
Gain on sale of servicing rights and other assets	(3,534)	(5,789)
Equity income from unconsolidated subsidiaries	(21,648)	(10,120)
Distributions of earnings from unconsolidated subsidiaries	13,307	8,142
Provision for doubtful accounts	3,644	2,304
Deferred income taxes	3,289	(132)
Decrease in receivables	28,215	37,465
Increase in deferred compensation assets	(40,112)	(3,072)
(Increase) decrease in prepaid expenses and other assets	(11,192)	9,132
Increase (decrease) in accounts payable and accrued expenses	3,865	(22,185)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(25,125)	(41,843)
Increase (decrease) in income tax payable	26,925	(7,861)
(Decrease) increase in other liabilities	(24,725)	6,946
Tenant concessions received	2,428	10,632
Other operating activities, net	2,471	1,305
Net cash provided by operating activities	136,780	52,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,788)	(38,087)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(29,137)	(16,784)
Investment in property held for sale	(65,774)	—
Contributions to unconsolidated subsidiaries, net of capital distributions	(6,520)	(13,348)
Proceeds from the sale of servicing rights and other assets	3,023	5,607
Proceeds from sale of property held for sale	28,289	50,401
Decrease in restricted cash	3,152	5,040
Other investing activities, net	1,844	2,258
Net cash used in investing activities	(89,911)	(4,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	186,750
Repayment of revolver and swingline credit facility	—	(186,750)
Proceeds from debt related to property held for sale	53,543	—
Repayment of debt related to property held for sale	(23,310)	(42,048)
Repayment of senior secured term loan	(8,850)	(17,500)
Repayment of euro cash pool loan and other loans, net	(1,519)	(9,809)
Repayment of 9¾% senior notes	—	(70,000)
Repayment of 11¼% senior subordinated notes	(42,700)	(21,631)
Repayment of 16% senior notes	—	(38,316)
Proceeds from issuance of common stock, net	—	135,000
Proceeds from exercise of stock options	6,584	7,991
Payment of deferred financing fees	(318)	(3,942)
Other financing activities, net	(744)	(1,466)
Net cash used in financing activities	(17,314)	(61,721)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,555	(14,295)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	256,896	163,881
Effect of currency exchange rate changes on cash	(1,880)	(1,661)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$284,571	$147,925
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,066	$56,846
Income taxes, net of refunds	$37,224	$11,462

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Nature of Operations

CB Richard Ellis Group, Inc. (formerly known as CBRE Holding, Inc.), a Delaware corporation (which may be referred to in this Quarterly Report on Form 10-Q as “we,” “us,” and “our”), was incorporated on February 20, 2001 and was created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international commercial real estate services firm. Prior to July 20, 2001, we were a wholly owned subsidiary of Blum Strategic Partners, L.P. (Blum Strategic), formerly known as RCBA Strategic Partners, L.P., which is an affiliate of Richard C. Blum, a director of CBRE and our company.

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

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO).  In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions.  On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions.  Lastly, on December 13, 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders.  We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004, July 14, 2004 and December 13, 2004.

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

	Liability Balance
	at
	December 31, 2004	2005 Utilization	To be Utilized
Lease termination costs	$23,977	$(2,784)	$21,193
Legal settlements anticipated	9,285	(1,549)	7,736
Severance	5,479	(3,516)	1,963
Costs associated with exiting contracts	1,395	(1,207)	188
	$40,136	$(9,056)	$31,080

3.              Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2004.

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

In the fourth quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  Awards under our stock-based compensation plans vest over four or five-year periods.  Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for the three and nine months ended September 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss) as reported	$56,936	$11,895	$121,929	$(1,708)
Add: Stock-based employee compensation expense included in reported net income (loss), net of the related tax effect	960	114	1,884	220
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(749)	(310)	(2,430)	(697)
Pro forma net income (loss)	$57,147	$11,699	$121,383	$(2,185)

Basic income (loss) per share:
As reported	$0.77	$0.17	$1.65	$(0.03)
Pro forma	$0.77	$0.16	$1.64	$(0.03)
Diluted income (loss) per share:
As reported	$0.74	$0.16	$1.59	$(0.03)
Pro forma	$0.74	$0.16	$1.59	$(0.03)

The weighted average fair value of options granted by us was $17.23 and $8.07 for the three months ended September 30, 2005 and 2004, respectively, and $16.90 and $8.05 for the nine months ended September 30, 2005 and 2004, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Risk-free interest rate	4.02%	3.20%	3.99%	3.20%
Expected volatility	40.00%	40.00%	40.00%	30.00%
Expected life	4 years	4 years	4 years	4 years

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

11 1/4 % Senior Subordinated Notes:  Based on dealers’ quotes, the estimated fair value of the 11¼% senior subordinated notes was $179.5 million and $236.4 million at September 30, 2005 and December 31, 2004, respectively.  Their actual carrying value totaled $163.0 million and $205.0 million at September 30, 2005 and December 31, 2004, respectively (See Note 9).

9 3/4 % Senior Notes:  Based on dealers’ quotes, the estimated fair value of the 9 3/4% senior notes was $143.3 million and $148.2 million at September 30, 2005 and December 31, 2004, respectively.  Their actual carrying value totaled $130.0 million at September 30, 2005 and December 31, 2004  (See Note 9).

Senior Secured Term Loan & Other Long-Term Debt:  Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (See Note 9).

6.              Restricted Cash

Included in the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, is restricted cash of $6.0 million and $9.2 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.).

7.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for us and each of our segments (See Note 17 for a description of our segments) for the nine months ended September 30, 2005 are as follows (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Total

Balance at January 1, 2005	$578,310	$202,160	$7,381	$33,657	$821,508
Purchase accounting adjustments related to acquisitions	(8,149)	27,891	199	—	19,941
Balance at September 30, 2005	$570,161	$230,051	$7,580	$33,657	$841,449

Other intangible assets totaled $109.9 million and $113.7 million, net of accumulated amortization of $99.9 million and $95.4 million, as of September 30, 2005 and December 31, 2004, respectively, and are comprised of the following (dollars in thousands):

	As of September 30, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826
	$83,526		$83,526

Amortizable intangible assets
Backlog	$72,661	$(72,399)	$72,149	$(72,149)
Management contracts	26,583	(16,356)	27,486	(14,756)
Loan servicing rights	21,070	(7,187)	20,057	(5,786)
Other	6,025	(4,004)	5,808	(2,682)
	$126,339	$(99,946)	$125,500	$(95,373)

Total intangible assets	$209,865	$(99,946)	$209,026	$(95,373)

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

The majority of the backlog represents the fair value of Insignia’s net revenue backlog as of July 23, 2003, which was acquired as part of the Insignia Acquisition. This backlog consisted of the net commissions receivable on Insignia’s revenue producing transactions, which were at various stages of completion prior to the Insignia Acquisition. This intangible asset was amortized as cash was received or upon final closing of these pending transactions.  As of December 31, 2004, the backlog acquired as part of the Insignia Acquisition was fully amortized.

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

Other amortizable intangible assets mainly represent other intangible assets acquired as a result of the Insignia Acquisition including an intangible asset recognized for other non-contractual revenue acquired in the U.S. as well as franchise agreements and a trade name in France. These other intangible assets are being amortized over estimated useful lives of up to 20 years.

Amortization expense related to intangible assets was $2.0 million and $4.3 million for the three months ended September 30, 2005 and 2004, respectively, and $5.7 million and $15.6 million for the nine months ended September 30, 2005 and 2004, respectively.  The estimated annual amortization expense for each of the years ended December 31, 2005 through December 31, 2009 approximates $7.2 million, $5.4 million, $4.8 million, $3.6 million and $3.0 million, respectively.

8.              Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenue	$128,770	$168,126	$326,090	$404,460
Operating income	$6,565	$37,601	$47,053	$93,136
Net income	$75,904	$51,039	$191,687	$125,138

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries.

In June 2005, CBRE Realty Finance, Inc. (CBRE Realty Finance), a real estate investment trust, was formed and is managed by our wholly owned subsidiary, CBRE Melody (formerly known as L.J. Melody & Company).  On June 9, 2005, we received 300,000 shares of restricted stock and an option to purchase 500,000 shares of restricted stock from CBRE Realty Finance that vest in three equal annual installments.  The principal business activity of CBRE Realty Finance is to originate, acquire, invest in, finance and manage a diversified portfolio of commercial real estate-related loans and securities.  As of September 30, 2005, CBRE Realty Finance had total assets of $338.2 million and total equity of $282.7 million.  CBRE Realty Finance is a variable interest entity as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R).  In accordance with FIN No. 46R, CBRE Realty Finance is not consolidated in our consolidated financial statements because we are not its primary beneficiary.  Our maximum exposure to loss is limited to our equity investment in CBRE Realty Finance, which was approximately $16.9 million as of September 30, 2005.

9.              Debt

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston (CSFB) and other lenders to fund strategic acquisitions and to provide for our working capital needs.  On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering.  On June 15, 2004, in connection with the completion of our IPO, we completed the refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement which became effective in connection with such refinancing.  On November 15, 2004, we entered into a first amendment to our new amended and restated credit agreement, which reduced the interest rate spread of our term loan and increased flexibility on certain restricted payments and investments.  On May 10, 2005, we entered into a second amendment to our amended and restated credit agreement (the Credit Agreement), which relaxed the mandatory prepayment clause of the initial credit agreement by permitting us to keep cash otherwise required to be used to pay down principal, so long as our leverage ratio is below 2.5 to 1.0.

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.  The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate.  The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $268.2 million and $277.1 million as of September 30, 2005 and December 31, 2004, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement).  As of September 30, 2005 and December 31, 2004, we had no revolving credit facility principal outstanding.  As of September 30, 2005, letters of credit totaling $14.6 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our domestic assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition.  The 9¾% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption.  Additionally, we wrote off $3.1 million of unamortized deferred financing costs in connection with this redemption.  In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of September 30, 2005 and December 31, 2004.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the 2001 Merger.  The 11¼% senior subordinated notes are unsecured senior subordinated obligations of CBRE and rank equally in right of payment with any of CBREs’ existing and future unsecured senior subordinated indebtedness but are subordinated to any of CBREs’ existing and future senior indebtedness.  The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do.  In the event of a change of control (as defined in the indenture governing our 11¼% senior subordinated notes), we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases.   During the nine months ended September 30, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market.  We paid an aggregate of $5.9 million of premiums and wrote off $1.5 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases.  The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.0 million and $205.0 million as of September 30, 2005 and December 31, 2004, respectively.

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

We had short-term borrowings of $192.7 million and $160.0 million with weighted average interest rates of 4.6% and 3.7% as of September 30, 2005 and December 31, 2004, respectively.

Our wholly owned subsidiary, CBRE Melody, has a credit agreement with WaMu for the purpose of funding mortgage loans that will be resold.   This credit agreement was previously with Residential Funding Corporation (RFC).  On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit), which provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expired on September 1, 2005. This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we and RFC entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million, effective December 20, 2004. This temporary increase was for the period from December 20, 2004 to and including January 20, 2005. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu.  On August 23, 2005, we entered into a second amendment to the warehouse line of credit, which extended the agreement with WaMu until November 1, 2005.  On October 28, 2005, we executed a third amendment to the warehouse line of credit, which further extended the agreement with WaMu until December 1, 2005.  During the nine months ended September 30, 2005, we had a maximum of $184.5 million warehouse line of credit principal outstanding.  As of September 30, 2005 and December 31, 2004, we had a $146.5 million and a $138.2 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $146.5 million and $138.2 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2005 and December 31, 2004, respectively, which are also included in the accompanying consolidated balance sheets.

During 2005, in conjunction with the acquisitions of properties held for sale in our European investment management business, we entered into debt agreements with ING Real Estate Finance N.V. (ING Real Estate) and The Royal Bank of Scotland (RBS).  The agreement with ING Real Estate related to a property held for sale in Germany and provided for the borrowing of 19.0 million euros of acquisition indebtedness and 5.1 million euros of construction/upgrade financing.  The 19.0 million principal had a floating rate component with respect to 8.0 million euros and a fixed rate component with respect to 11.0 million euros.  The floating rate was tied to the three-month Euribor rate plus 0.95%.  The fixed rate was equal to the Euro Interest Rate Swap Rate plus 1.05% for up to three years.  The 5.1 million euros construction financing principal accrued interest based upon the aforementioned indices in both fixed and floating rate components.  During the quarter ended September 30, 2005, we completed the sale of the German property held for sale and utilized the proceeds from the sale to repay all of the related debt.  The agreement with RBS relates to two properties held for sale in France and provides for the borrowing of 24.1 million euros.  Interest accrues at a rate based on the three-month Euribor rate plus 1.20% and is payable quarterly in arrears.  This debt matures on August 16, 2009; however, the debt agreement provides for a one-year extension based on the meeting of certain conditions (as defined in the debt agreement).  The debt agreement also provides for the mandatory repayment of the debt in certain circumstances, including upon sale of the aforementioned related property held for sale as well as in the event of a change of control (as defined in the debt agreement).  The operating results related to these properties held for sale were not significant for the periods ended September 30, 2005.  The amount of debt included in the accompanying consolidated balance sheets related to the French properties held for sale was $29.2 million as of September 30, 2005.

In connection with our acquisition of Westmark Realty Advisors in 1995, we issued approximately $20.0 million in aggregate principal amount of senior notes.  The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement.  On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points.   The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.6 million and $12.1 million as of September 30, 2005 and December 31, 2004, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2005 and December 31, 2004, $5.2 million and $8.5 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of September 30, 2005 and December 31, 2004, there were no amounts outstanding under this facility.

10.  Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

We had an outstanding letter of credit totaling $0.8 million as of September 30, 2005, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases.  The $0.8 million outstanding letter of credit is a Fannie Mae letter of credit executed by CBRE Melody and expires on December 10, 2005. However, we are obligated to renew this letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $1.7 million as of September 30, 2005, which primarily consisted of an obligation to Fannie Mae.  The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund.  As of September 30, 2005, we had committed $59.0 million to fund future co-investments.

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

The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$56,936	$11,895	$121,929	$(1,708)
Foreign currency translation (loss) gain	(507)	156	(3,371)	(2,645)
Comprehensive income (loss)	$56,429	$12,051	$118,558	$(4,353)

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

	Three Months Ended September 30,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$56,936	74,177,337	$0.77	$11,895	71,446,359	$0.17

Diluted earnings per share:
Net income applicable to common stockholders	$56,936	74,177,337		$11,895	71,446,359
Dilutive effect of contingently issuable shares	—	—		—	1,184,170
Dilutive effect of incremental stock options	—	2,599,934		—	2,553,889
Net income applicable to common stockholders	$56,936	76,777,271	$0.74	$11,895	75,184,418	$0.16

	Nine Months Ended September 30,
	2005			2004
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$121,929	73,834,169	$1.65	$(1,708)	66,006,231	$(0.03)

Diluted earnings (loss) per share:
Net income (loss) applicable to common stockholders	$121,929	73,834,169		$(1,708)	66,006,231
Dilutive effect of incremental stock options	—	2,610,639		—	—
Net income (loss) applicable to common stockholders	$121,929	76,444,808	$1.59	$(1,708)	66,006,231	$(0.03)

As a result of operating losses incurred for the nine months ended September 30, 2004, dilutive weighted average shares outstanding did not give effect to potential common shares of 5,444,418, as to do so would have been anti-dilutive.

13.                               Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $865.0 million and $676.3 million at September 30, 2005 and December 31, 2004, respectively.

14.                               Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Service cost	$1,386	$1,808	$4,193	$4,938
Interest cost	3,040	2,791	9,413	8,409
Expected return on plan assets	(3,381)	(3,170)	(10,471)	(9,477)
Amortization of prior service costs	(116)	(85)	(359)	(191)
Amortization of unrecognized net gain	189	274	586	1,109
Net periodic pension cost	$1,118	$1,618	$3,362	$4,788

We contributed an additional $1.4 million and $4.1 million to fund our pension plans during the three and nine months ended September 30, 2005, respectively.  We expect to contribute a total of $5.2 million to fund our pension plans for the year ended December 31, 2005.

15.                               Merger-Related Charges

We recorded merger-related charges of $4.0 million and $25.6 million for the three and nine months ended September 30, 2004 in connection with the Insignia Acquisition. These charges primarily related to the exit of facilities that were occupied by us prior to the Insignia Acquisition as well as the termination of employees, both of which became duplicative as a result of the Insignia Acquisition. We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were terminated, both in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Additionally, we recorded consulting costs, which represented fees paid to outside parties for nonrecurring services relating to the combination of Insignia’s financial systems and businesses with ours. The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance
	at
	December 31, 2004	2005 Utilization	To be Utilized
Lease termination costs	$25,920	$(5,718)	$20,202

16.       Guarantor and Nonguarantor Financial Statements

The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries.  In addition, the 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries (See Note 9 for additional information on the 9¾% senior notes and the 11¼% senior subordinated notes).

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004; condensed consolidating statements of operations for the three and nine months ended September 30, 2005 and 2004; and condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and 2004, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total

Current Assets:
Cash and cash equivalents	$11	$47,462	$202,803	$34,295	$—	$284,571
Restricted cash	—	—	5,399	563	—	5,962
Receivables, less allowance for doubtful accounts	5	—	140,886	214,991	—	355,882
Warehouse receivable (a)	—	—	146,480	—	—	146,480
Property held for sale	—	—	—	37,188	—	37,188
Other current assets	25,657	2,215	15,840	33,190	—	76,902
Total Current Assets	25,673	49,677	511,408	320,227	—	906,985
Property and equipment, net	—	—	82,132	51,307	—	133,439
Goodwill	—	—	553,513	287,936	—	841,449
Other intangible assets, net	—	—	85,836	24,083	—	109,919
Deferred compensation assets	—	142,690	—	—	—	142,690
Investments in and advances to unconsolidated subsidiaries	—	6,159	76,173	15,923	—	98,255
Investments in consolidated subsidiaries	537,134	426,929	307,758	—	(1,271,821)	—
Inter-company loan receivable	92,988	634,126	—	—	(727,114)	—
Deferred tax assets, net	83,998	—	—	—	—	83,998
Other assets, net	266	19,082	31,256	13,362	—	63,966
Total Assets	$740,059	$1,278,663	$1,648,076	$712,838	$(1,998,935)	$2,380,701

Current Liabilities:
Accounts payable and accrued expenses	$—	$13,899	$72,388	$106,722	$—	$193,009
Compensation and employee benefits payable	—	—	126,144	55,105	—	181,249
Accrued bonus and profit sharing	—	—	121,430	89,268	—	210,698
Income taxes payable	19,346	—	—	—	—	19,346
Short-term borrowings:
Warehouse line of credit (a)	—	—	146,480	—	—	146,480
Debt related to property held for sale	—	—	—	29,216	—	29,216
Other	—	—	16,807	176	—	16,983
Total short-term borrowings	—	—	163,287	29,392	—	192,679
Current maturities of long-term debt	—	11,800	—	111	—	11,911
Other current liabilities	17,807	—	—	—	—	17,807
Total Current Liabilities	37,153	25,699	483,249	280,598	—	826,699
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	162,967	—	—	—	162,967
Senior secured term loan	—	256,400	—	—	—	256,400
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	672,368	54,746	(727,114)	—
Other long-term debt	—	—	—	2,673	—	2,673
Total Long-Term Debt	—	549,367	672,368	57,419	(727,114)	552,040
Deferred compensation liability	—	166,463	—	—	—	166,463
Pension liability				25,625		25,625
Other liabilities	—	—	65,530	34,870	—	100,400
Total Liabilities	37,153	741,529	1,221,147	398,512	(727,114)	1,671,227

Minority interest	—	—	—	6,568	—	6,568

Commitments and contingencies	—	—	—	—	—	—

Stockholders’ Equity	702,906	537,134	426,929	307,758	(1,271,821)	702,906
Total Liabilities and Stockholders’ Equity	$740,059	$1,278,663	$1,648,076	$712,838	$(1,998,935)	$2,380,701

(a)  Although CBRE Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes and 11¼% senior subordinated notes, all warehouse receivables funded under the WaMu line of credit are pledged to WaMu, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total

Current Assets:
Cash and cash equivalents	$3,496	$2,806	$216,463	$34,131	$—	$256,896
Restricted cash	—	—	8,735	478	—	9,213
Receivables, less allowance for doubtful accounts	9	—	135,117	258,936	—	394,062
Warehouse receivable (a)	—	—	138,233	—	—	138,233
Other current assets	26,065	178	19,925	19,123	—	65,291
Total Current Assets	29,570	2,984	518,473	312,668	—	863,695
Property and equipment, net	—	—	82,714	54,989	—	137,703
Goodwill	—	—	561,589	259,919	—	821,508
Other intangible assets, net	—	—	88,544	25,109	—	113,653
Deferred compensation assets	—	102,578	—	—	—	102,578
Investments in and advances to unconsolidated subsidiaries	—	8,676	56,191	18,634	—	83,501
Investments in consolidated subsidiaries	410,107	252,964	206,810	—	(869,881)	—
Inter-company loan receivable	71,006	797,432	—	—	(868,438)	—
Deferred tax assets, net	78,471	—	—	—	—	78,471
Other assets, net	—	23,681	31,808	15,038	—	70,527
Total Assets	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,845	$67,664	$112,368	$—	$185,877
Compensation and employee benefits payable	—	—	92,652	58,069	—	150,721
Accrued bonus and profit sharing	—	—	151,800	119,220	—	271,020
Short-term borrowings:
Warehouse line of credit (a)	—	—	138,233	—	—	138,233
Other	—	—	21,540	196	—	21,736
Total short-term borrowings	—	—	159,773	196	—	159,969
Current maturities of long-term debt	—	11,800	—	154	—	11,954
Other current liabilities	29,206	—	—	341	—	29,547
Total Current Liabilities	29,206	17,645	471,889	290,348	—	809,088
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	205,032	—	—	—	205,032
Senior secured term loan	—	265,250	—	—	—	265,250
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	751,259	117,179	(868,438)	—
Other long-term debt	—	—	—	602	—	602
Total Long-Term Debt	—	600,282	751,259	117,781	(868,438)	600,884
Deferred compensation liability	—	160,281	—	—	—	160,281
Other liabilities	—	—	70,017	65,493	—	135,510
Total Liabilities	29,206	778,208	1,293,165	473,622	(868,438)	1,705,763

Minority interest	—	—	—	5,925	—	5,925

Commitments and contingencies	—	—	—	—	—	—

Stockholders’ Equity	559,948	410,107	252,964	206,810	(869,881)	559,948
Total Liabilities and Stockholders’ Equity	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

(a)  Although CBRE Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes and 11¼% senior subordinated notes, all warehouse receivables funded under the WaMu line of credit are pledged to WaMu, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total

Revenue	$—	$—	$501,492	$242,706	$—	$744,198
Costs and expenses:
Cost of services	—	—	281,117	99,826	—	380,943
Operating, administrative and other	1,767	1,736	159,182	93,021	—	255,706
Depreciation and amortization	—	—	7,704	3,961	—	11,665
Operating (loss) income	(1,767)	(1,736)	53,489	45,898	—	95,884
Equity income (loss) from unconsolidated subsidiaries	—	148	3,573	(93)	—	3,628
Interest income	36	10,261	1,745	421	(12,050)	413
Interest expense	—	13,060	9,054	3,776	(12,050)	13,840
Loss on extinguishment of debt	—	624	—	—	—	624
Equity income from consolidated subsidiaries	58,011	61,936	27,435	—	(147,382)	—
Income before (benefit) provision for income taxes	56,280	56,925	77,188	42,450	(147,382)	85,461
(Benefit) provision for income taxes	(656)	(1,086)	15,252	15,015	—	28,525
Net income	$56,936	$58,011	$61,936	$27,435	$(147,382)	$56,936

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total

Revenue	$—	$—	$406,679	$168,320	$—	$574,999
Costs and expenses:
Cost of services	—	—	222,991	77,720	—	300,711
Operating, administrative and other	529	2,842	132,714	77,141	—	213,226
Depreciation and amortization	—	—	8,683	3,657	—	12,340
Merger-related charges	—	—	3,761	279	—	4,040
Operating (loss) income	(529)	(2,842)	38,530	9,523	—	44,682
Equity income from unconsolidated subsidiaries	—	294	4,368	164	—	4,826
Interest income	20	8,403	470	767	(8,398)	1,262
Interest expense	368	13,540	7,320	2,679	(8,398)	15,509
Loss on extinguishment of debt	7,166	9,900	—	—	—	17,066
Equity income from consolidated subsidiaries	17,209	28,770	4,752	—	(50,731)	—
Income before (benefit) provision for income taxes	9,166	11,185	40,800	7,775	(50,731)	18,195
(Benefit) provision for income taxes	(2,729)	(6,024)	12,030	3,023	—	6,300
Net income	$11,895	$17,209	$28,770	$4,752	$(50,731)	$11,895

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total

Revenue	$—	$(117)	$1,341,669	$613,075	$—	$1,954,627
Costs and expenses:
Cost of services	—	—	722,297	265,383	—	987,680
Operating, administrative and other	3,927	6,040	448,305	262,385	—	720,657
Depreciation and amortization	—	—	21,325	11,528	—	32,853
Operating (loss) income	(3,927)	(6,157)	149,742	73,779	—	213,437
Equity income (loss) from unconsolidated subsidiaries	—	4,413	18,396	(1,161)	—	21,648
Interest income	89	31,940	4,371	1,181	(31,665)	5,916
Interest expense	112	38,689	28,229	5,447	(31,665)	40,812
Loss on extinguishment of debt	—	7,386	—	—	—	7,386
Equity income from consolidated subsidiaries	124,382	138,141	41,255	—	(303,778)	—
Income before (benefit) provision for income taxes	120,432	122,262	185,535	68,352	(303,778)	192,803
(Benefit) provision for income taxes	(1,497)	(2,120)	47,394	27,097	—	70,874
Net income	$121,929	$124,382	$138,141	$41,255	$(303,778)	$121,929

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total

Revenue	$—	$—	$1,093,752	$473,155	$—	$1,566,907
Costs and expenses:
Cost of services	—	—	584,862	212,682	—	797,544
Operating, administrative and other	1,179	7,532	406,943	227,362	—	643,016
Depreciation and amortization	—	—	25,974	14,027	—	40,001
Merger-related charges	—	—	22,038	3,536	—	25,574
Operating (loss) income	(1,179)	(7,532)	53,935	15,548	—	60,772
Equity income (loss) from unconsolidated subsidiaries	—	728	9,634	(242)	—	10,120
Interest income	81	35,521	1,680	2,297	(35,480)	4,099
Interest expense	4,084	45,480	31,848	8,002	(35,480)	53,934
Loss on extinguishment of debt	7,166	13,909	—	—	—	21,075
Equity income from consolidated subsidiaries	6,196	25,347	2,511	—	(34,054)	—
(Loss) income before (benefit) provision for income taxes	(6,152)	(5,325)	35,912	9,601	(34,054)	(18)
(Benefit) provision for income taxes	(4,444)	(11,521)	10,565	7,090	—	1,690
Net (loss) income	$(1,708)	$6,196	$25,347	$2,511	$(34,054)	$(1,708)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$24,694	$(29,229)	$100,057	$41,258	$136,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(17,340)	(7,448)	(24,788)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(3,677)	(25,460)	(29,137)
Investment in property held for sale	—	—	—	(65,774)	(65,774)
Proceeds from sale of property held for sale	—	—	—	28,289	28,289
Contributions to unconsolidated subsidiaries, net of capital distributions	—	2,721	(9,817)	576	(6,520)
Proceeds from sale of servicing rights and other assets	—	—	2,875	148	3,023
Decrease (increase) in restricted cash	—	—	3,336	(184)	3,152
Other investing activities, net	—	48	1,234	562	1,844
Net cash provided by (used in) investing activities	—	2,769	(23,389)	(69,291)	(89,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt related to property held for sale	—	—	—	53,543	53,543
Repayment of debt related to property held for sale	—	—	—	(23,310)	(23,310)
Repayment of senior secured term loan	—	(8,850)	—	—	(8,850)
(Repayment of) proceeds from euro cash pool loan and other loans, net	—	—	(3,403)	1,884	(1,519)
Repayment of 11¼% senior subordinated notes	—	(42,700)	—	—	(42,700)
Proceeds from exercise of stock options	6,584	—	—	—	6,584
(Increase) decrease in inter-company receivables, net	(35,152)	122,984	(86,925)	(907)	—
Other financing activities, net	389	(318)	—	(1,133)	(1,062)
Net cash (used in) provided by financing activities	(28,179)	71,116	(90,328)	30,077	(17,314)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,485)	44,656	(13,660)	2,044	29,555
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,496	2,806	216,463	34,131	256,896
Effect of currency exchange rate changes on cash	—	—	—	(1,880)	(1,880)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$11	$47,462	$202,803	$34,295	$284,571

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$32,222	$762	$82	$33,066
Income taxes, net of refunds	$37,224	$—	$—	$—	$37,224

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(10,948)	$(936)	$66,389	$(2,166)	$52,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(30,685)	(7,402)	(38,087)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(8,586)	(8,198)	(16,784)
Proceeds from sale of property held for sale	—	—	—	50,401	50,401
Contributions to unconsolidated subsidiaries, net of capital distributions	—	—	(5,470)	(7,878)	(13,348)
Proceeds from sale of servicing rights and other assets	—	—	5,435	172	5,607
Decrease in restricted cash	—	—	2,383	2,657	5,040
Other investing activities, net	—	—	832	1,426	2,258
Net cash (used in) provided by investing activities	—	—	(36,091)	31,178	(4,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the revolver and swingline credit facility	—	186,750	—	—	186,750
Repayment of revolver and swingline credit facility	—	(186,750)	—	—	(186,750)
Repayment of debt related to property held for sale	—	—	—	(42,048)	(42,048)
Repayment of senior secured term loan	—	(17,500)	—	—	(17,500)
Repayment of euro cash pool and other loans, net	—	—	(3,146)	(6,663)	(9,809)
Repayment of 9¾% senior notes	—	(70,000)	—	—	(70,000)
Repayment of 11¼% senior subordinated notes	—	(21,631)	—	—	(21,631)
Repayment of 16% senior notes	(38,316)	—	—	—	(38,316)
Proceeds from issuance of common stock, net	135,000	—	—	—	135,000
(Increase) decrease in inter-company receivables, net	(96,182)	116,307	(49,838)	29,713	—
Other financing activities, net	7,492	(3,942)	—	(967)	2,583
Net cash provided by (used in) financing activities	7,994	3,234	(52,984)	(19,965)	(61,721)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,954)	2,298	(22,686)	9,047	(14,295)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881
Effect of currency exchange rate changes on cash	—	—	—	(1,661)	(1,661)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$54	$2,315	$126,066	$19,490	$147,925

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$7,050	$45,695	$1,156	$2,945	$56,846
Income taxes, net of refunds	$11,462	$—	$—	$—	$11,462

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

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada, Mexico and other selected parts of Latin America.  The primary services offered consist of the following:  real estate advisory services, mortgage loan origination and servicing, valuation services, asset services and corporate services.

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

We do not allocate net interest expense, loss on extinguishment of debt or provision (benefit) for income taxes among our segments.  Summarized financial information by operating segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Americas	516,665	$416,149	1,387,657	$1,119,218
EMEA	149,574	104,762	374,823	292,897
Asia Pacific	44,090	37,342	121,249	100,612
Global Investment Management	33,869	16,746	70,898	54,180
	$744,198	$574,999	$1,954,627	$1,566,907
Operating income (loss)
Americas	$64,509	$35,201	$167,097	$48,649
EMEA	26,671	3,977	37,410	(1,038)
Asia Pacific	5,860	4,526	13,890	9,322
Global Investment Management	(1,156)	978	(4,960)	3,839
	95,884	44,682	213,437	60,772
Equity income (loss) from unconsolidated subsidiaries
Americas	2,452	2,950	8,776	6,314
EMEA	(323)	(49)	(628)	(538)
Asia Pacific	(14)	223	516	412
Global Investment Management	1,513	1,702	12,984	3,932
	3,628	4,826	21,648	10,120

Interest income	413	1,262	5,916	4,099
Interest expense	13,840	15,509	40,812	53,934
Loss on extinguishment of debt	624	17,066	7,386	21,075
Income (loss) before provision for income taxes	$85,461	$18,195	$192,803	$(18)

18.                               New Accounting and Tax Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  We are currently finalizing an evaluation of the effects of the repatriation provisions of the Act.  We are considering repatriating from $0 to $60 million.  Accordingly, the related potential range of income tax expense associated with the repatriation is from $0 to $3 million.

In December 2004, the FASB issued SFAS No. 123 – Revised, “Share Based Payment” (SFAS 123R).  The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method.  We plan to adopt the modified-prospective method.  Under this method, a company records compensation expense for all awards it grants or modifies after the date it adopts the standard.  We will be required to record compensation expense for the unvested portion of previously granted awards for which no compensation expense is being recognized and that remain outstanding at the date of adoption.  During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005, or in our case January 1, 2006.  The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the quarter ended September 30, 2005, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2004.  Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Effects of Prior Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage banking services through our 1996 acquisition of L.J. Melody & Company (now known as CBRE Melody) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors and our 1997 acquisition of Koll Real Estate Services. An example of a strategic acquisition that increased our geographic coverage was our 1998 acquisition of Hillier Parker May & Rowden in the United Kingdom. Our largest acquisition to date was our 2003 acquisition of Insignia Financial Group, Inc. (Insignia), which not only significantly increased the scale of our real estate advisory services and outsourcing services business lines in the Americas segment but also significantly increased our presence in the New York, London and Paris metropolitan areas.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and charges and the costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2004, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through September 30, 2005, we have incurred $34.2 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own. We expect to incur additional Insignia-related integration expenses of approximately $0.9 million during the remainder of 2005 and approximately $4.0 million during 2006.

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

Lastly, during the nine months ended September 30, 2005, we repurchased $42.7 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. Our management expects to continue to look for opportunities to reduce our debt from time to time.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts.  The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable.  Actual results may differ from those estimates.  Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.  A discussion of such critical accounting policies, which include goodwill and other intangible assets, revenue recognition, income taxes and our consolidation policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2004.  There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

Segment Reporting

Effective with the fourth quarter of 2004, we reorganized our business segments for financial reporting purposes by separating the Global Investment Management business from our geographic regions.  This action was taken in an effort to increase our transparency of reporting in light of the growing significance of our Global Investment Management business.  This reorganization has reduced revenues and earnings in the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific regions but has had no impact on consolidated results.  The results for the periods ended September 30, 2004, have been restated to conform to this new presentation of our business segments.

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

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004

Revenue	$744,198	100.0%	$574,999	100.0%	$1,954,627	100.0%	$1,566,907	100.0%

Costs and expenses:
Cost of services	380,943	51.2	300,711	52.3	987,680	50.5	797,544	50.9
Operating, administrative and other	255,706	34.3	213,226	37.1	720,657	36.9	643,016	41.0
Depreciation and amortization	11,665	1.6	12,340	2.1	32,853	1.7	40,001	2.6
Merger-related charges	—	—	4,040	0.7	—	—	25,574	1.6

Operating income	95,884	12.9	44,682	7.8	213,437	10.9	60,772	3.9
Equity income from unconsolidated subsidiaries	3,628	0.5	4,826	0.8	21,648	1.1	10,120	0.6
Interest income	413	0.1	1,262	0.2	5,916	0.3	4,099	0.2
Interest expense	13,840	1.9	15,509	2.6	40,812	2.1	53,934	3.4
Loss on extinguishment of debt	624	0.1	17,066	3.0	7,386	0.3	21,075	1.3
Income (loss) before provision for income taxes	85,461	11.5	18,195	3.2	192,803	9.9	(18)	0.0
Provision for income taxes	28,525	3.8	6,300	1.1	70,874	3.7	1,690	0.1

Net income (loss)	$56,936	7.7%	$11,895	2.1%	$121,929	6.2%	$(1,708)	(0.1)%

EBITDA	$111,177	14.9%	$61,848	10.8%	$267,938	13.7%	$110,893	7.1%

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$56,936	$11,895	$121,929	$(1,708)

Add:
Depreciation and amortization	11,665	12,340	32,853	40,001
Interest expense	13,840	15,509	40,812	53,934
Loss on extinguishment of debt	624	17,066	7,386	21,075
Provision for income taxes	28,525	6,300	70,874	1,690
Less:
Interest income	413	1,262	5,916	4,099

EBITDA	$111,177	$61,848	$267,938	$110,893

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

We reported consolidated net income of $56.9 million for the three months ended September 30, 2005 on revenue of $744.2 million as compared to consolidated net income of $11.9 million on revenue of $575.0 million for the three months ended September 30, 2004.

Our revenue on a consolidated basis increased by $169.2 million, or 29.4%, as compared to the three months ended September 30, 2004.  The revenue growth was primarily driven by continued higher worldwide transaction revenue as well as increased appraisal fees.  Additionally, we generated higher fees in our Global Investment Management business due to improved performance in France and the United States.  Foreign currency translation had a $4.3 million positive impact on total revenue during the three months ended September 30, 2005.

Our cost of services on a consolidated basis increased by $80.2 million, or 26.7%, during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance.  Accordingly, the overall increase was primarily driven by the increase in revenue.  Foreign currency translation had a $1.8 million negative impact on cost of services during the three months ended September 30, 2005.  Cost of services as a percentage of revenue decreased slightly from 52.3% for the three months ended September 30, 2004 to 51.2% for the three months ended September 30, 2005, mainly due to growth in our non-commissionable revenue, including fees earned in our Global Investment Management segment.

Our operating, administrative and other expenses on a consolidated basis were $255.7 million, an increase of $42.5 million, or 19.9%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  The increase was mainly driven by higher worldwide payroll-related costs, including bonuses, as well as increased marketing costs, all of which primarily resulted from our improved operating performance.  Additionally, total operating expenses were increased by net foreign currency transaction losses during the three months ended September 30, 2005, while in the prior year we experienced net foreign currency transaction gains, which reduced total operating expenses.  The relative strength of the U.S. dollar, particularly as compared to the British pound sterling and Australian dollar, drove the net foreign currency transaction variance in the quarter.  The period-over-period overall increase in operating expenses was slightly reduced by the absence of $3.0 million in write-downs of investments in our Americas business segment, which impacted the prior year quarter.  Foreign currency translation had a $1.9 million negative impact on total operating expenses during the three months ended September 30, 2005.  Operating expenses as a percentage of revenue decreased from 37.1% for the three months ended September 30, 2004 to 34.3% for the three months ended September 30, 2005, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense decreased slightly on a consolidated basis totaling $11.7 million for the three months ended September 30, 2005 as compared to $12.3 million for the three months ended September 30, 2004.  This decline was primarily due to lower amortization expense related to intangibles acquired in the Insignia Acquisition, partially offset by higher depreciation expense, predominantly in our Americas business segment, mainly associated with leasehold improvements.

Our merger-related charges on a consolidated basis were $4.0 million for the three months ended September 30, 2004.  These charges primarily consisted of lease termination costs associated with a final space vacated in the prior year quarter as a result of the Insignia Acquisition.  We incurred our final merger-related charges associated with the Insignia Acquisition during the quarter ended September 30, 2004.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $1.2 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to a one-time fee of $0.9 million received from an investment fund in the prior year.

Our consolidated interest expense was $13.8 million for the three months ended September 30, 2005, a decrease of $1.7 million, or 10.8%, as compared to the three months ended September 30, 2004.  This decline was primarily driven by interest savings realized as a result of debt repayments during the quarter ended September 30, 2004 and throughout 2005.  Our management expects to continue to look for opportunities to reduce our debt in the future.

Our loss on extinguishment of debt on a consolidated basis was $0.6 million and $17.1 million for the three months ended September 30, 2005 and 2004, respectively.  The loss incurred for the quarter ended September 30, 2005 related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with repurchases of our 11¼% senior subordinated notes in the open market.  The loss incurred in the three months ended September 30, 2004 related to write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the redemptions of $70.0 million in aggregate principal amount of our 9¾% senior notes and $38.3 million in aggregate principal amount of our 16.0% senior notes with the net proceeds received from our initial public offering.  We expect to incur additional charges of this type in connection with the continuation of our deleveraging efforts in the future.

Our provision for income taxes on a consolidated basis was $28.5 million for the three months ended September 30, 2005 as compared to $6.3 million for the three months ended September 30, 2004.  Our effective tax rate declined from 34.6% for the three months ended September 30, 2004 to 33.4% for the three months ended September 30, 2005. The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2004.  The decrease in the effective tax rate is primarily a result of the change in the mix of domestic and foreign earnings.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

We reported consolidated net income of $121.9 million for the nine months ended September 30, 2005 on revenue of $2.0 billion as compared to a consolidated net loss of $1.7 million on revenue of $1.6 billion for the nine months ended September 30, 2004.

Our revenue on a consolidated basis increased by $387.7 million, or 24.7%, as compared to the nine months ended September 30, 2004.  The revenue growth was primarily driven by higher worldwide transaction revenue as well as increased management and appraisal fees. Additionally, continued low long-term interest rates in the United States fueled an increase in loan origination fees.  Investment management fees also increased primarily due to improved performance in France and in the United States.  Foreign currency translation had a $20.2 million positive impact on total revenue during the nine months ended September 30, 2005.

Our cost of services on a consolidated basis increased by $190.1 million, or 23.8%, during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance.  Accordingly, the overall increase was primarily driven by the increase in revenue.  Foreign currency translation had a $9.1 million negative impact on cost of services during the nine months ended September 30, 2005.  Cost of services as a percentage of revenue was relatively flat between periods at 50.5% for the nine months ended September 30, 2005 versus 50.9% for the nine months ended September 30, 2004.

Our operating, administrative and other expenses on a consolidated basis were $720.7 million, an increase of $77.6 million, or 12.1%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The increase was primarily driven by higher worldwide payroll-related costs, including bonuses, as well as increased marketing costs, all of which resulted from our improved operating performance.  The year-over-year overall increase in operating expenses was partially muted by the absence of $15.0 million of one-time compensation expense related to our initial public offering, $3.6 million of Insignia-related costs and $3.0 million in write-downs of investments in our Americas business segment, all of which significantly impacted the results for the prior year period.  Finally, foreign currency translation had a $9.2 million negative impact on total operating expenses during the nine months ended September 30, 2005.  Operating expenses as a percentage of revenue decreased from 41.0% for the nine months ended September 30, 2004 to 36.9% for the nine months ended September 30, 2005, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense on a consolidated basis decreased by $7.1 million, or 17.9%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The decrease was largely due to lower amortization expense related to intangibles acquired in the Insignia Acquisition, including a reduction in amortization expense of $10.2 million related to acquired net revenue backlog. As of December 31, 2004, the intangible asset representing the net revenue backlog acquired in the Insignia Acquisition was fully amortized.

Our merger-related charges on a consolidated basis were $25.6 million for the nine months ended September 30, 2004.  These charges primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition.  We incurred our final merger-related charges associated with the Insignia Acquisition during the quarter ended September 30, 2004.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $11.5 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to fees earned and gains realized on the disposition of assets maintained in our investment management portfolio as well as the improved overall performance of our equity investments in our Americas business segment and U.S. investments in our Global Investment Management segment.  These increases were partially offset by a loss incurred in Asian investments in our Global Investment Management segment.

Our consolidated interest expense was $40.8 million for the nine months ended September 30, 2005, a decrease of $13.1 million, or 24.3%, as compared to the nine months ended September 30, 2004.  This decline was primarily driven by interest savings realized as a result of debt repayments throughout 2004 and 2005.  Our management expects to continue to look for opportunities to reduce our debt in the future.

Our loss on extinguishment of debt on a consolidated basis was $7.4 million and $21.1 million for the nine months ended September 30, 2005 and 2004, respectively.  The loss incurred for the nine months ended September 30, 2005 related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with repurchases of our 11¼% senior subordinated notes in the open market.  The loss incurred in the prior year period related to write-offs of unamortized deferred financing fees and unamortized discount, as well as in connection with premiums paid, all in connection with the redemptions of $70.0 million in aggregate principal amount of our 9¾% senior notes and $38.3 million in aggregate principal amount of our 16.0% senior notes with the net proceeds received from our initial public offering as well as in connection with the $21.6 million repurchase of our 11¼% senior subordinated notes in the open market during May and June 2004.  We expect to incur additional charges of this type as we continue our deleveraging efforts in the future.

Our provision for income taxes on a consolidated basis was $70.9 million for the nine months ended September 30, 2005 as compared to $1.7 million for the nine months ended September 30, 2004.  The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2004.  The unusual tax rate for the nine months ended September 30, 2004 was primarily related to losses sustained in jurisdictions where no tax benefit could be provided.

Segment Operations

The following table summarizes our revenue, costs and expenses, and operating income (loss) for our Americas, EMEA, Asia Pacific and Global Investment Management operating segments for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Americas
Revenue	$516,665	100.0%	$416,149	100.0%	$1,387,657	100.0%	$1,119,218	100.0%
Costs and expenses:
Cost of services	294,693	57.0	232,746	55.9	757,945	54.6	614,254	54.9
Operating, administrative and other	149,375	28.9	135,456	32.5	440,144	31.7	408,288	36.5
Depreciation and amortization	8,088	1.6	8,706	2.1	22,471	1.7	25,989	2.3
Merger-related charges	—	—	4,040	1.0	—	—	22,038	2.0
Operating income	$64,509	12.5%	$35,201	8.5%	$167,097	12.0%	$48,649	4.3%
EBITDA	$75,049	14.5%	$46,857	11.3%	$198,344	14.3%	$80,952	7.2%

EMEA
Revenue	$149,574	100.0%	$104,762	100.0%	$374,823	100.0%	$292,897	100.0%
Costs and expenses:
Cost of services	64,499	43.1	49,413	47.2	169,204	45.1	133,001	45.4
Operating, administrative and other	55,861	37.4	49,464	47.2	160,852	42.9	147,849	50.5
Depreciation and amortization	2,543	1.7	1,908	1.8	7,357	2.0	9,880	3.4
Merger-related charges	—	—	—	—	—	—	3,205	1.1
Operating income (loss)	$26,671	17.8%	$3,977	3.8%	$37,410	10.0%	$(1,038)	(0.4)%
EBITDA	$28,891	19.3%	$5,836	5.6%	$44,139	11.8%	$8,304	2.8%

Asia Pacific
Revenue	$44,090	100.0%	$37,342	100.0%	$121,249	100.0%	$100,612	100.0%
Costs and expenses:
Cost of services	21,751	49.3	18,552	49.7	60,531	49.9	50,289	50.0
Operating, administrative and other	15,907	36.1	13,659	36.6	45,108	37.2	39,146	38.9
Depreciation and amortization	572	1.3	605	1.6	1,720	1.4	1,855	1.8
Operating income	$5,860	13.3%	$4,526	12.1%	$13,890	11.5%	$9,322	9.3%
EBITDA	$6,418	14.6%	$5,354	14.3%	$16,126	13.3%	$11,589	11.5%

Global Investment Management
Revenue	$33,869	100.0%	$16,746	100.0%	$70,898	100.0%	$54,180	100.0%
Costs and expenses:
Operating, administrative and other	34,563	102.0	14,647	87.5	74,553	105.2	47,733	88.1
Depreciation and amortization	462	1.4	1,121	6.7	1,305	1.8	2,277	4.2
Merger-related charges	—	—	—	—	—	—	331	0.6
Operating (loss) income	$(1,156)	(3.4)%	$978	5.8%	$(4,960)	(7.0% )	$3,839	7.1%
EBITDA	$819	2.4%	$3,801	22.7%	$9,329	13.2%	$10,048	18.5%

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

We do not allocate net interest expense, loss on extinguishment of debt or provision for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Americas
Operating income	$64,509	$35,201	$167,097	$48,649
Add:
Depreciation and amortization	8,088	8,706	22,471	25,989
Equity income from unconsolidated subsidiaries	2,452	2,950	8,776	6,314

EBITDA	$75,049	$46,857	$198,344	$80,952

EMEA
Operating income (loss)	$26,671	$3,977	$37,410	$(1,038)
Add:
Depreciation and amortization	2,543	1,908	7,357	9,880
Equity loss from unconsolidated subsidiaries	(323)	(49)	(628)	(538)

EBITDA	$28,891	$5,836	$44,139	$8,304

Asia Pacific
Operating income	$5,860	$4,526	$13,890	$9,322
Add:
Depreciation and amortization	572	605	1,720	1,855
Equity (loss) income from unconsolidated subsidiaries	(14)	223	516	412

EBITDA	$6,418	$5,354	$16,126	$11,589

Global Investment Management
Operating (loss) income	$(1,156)	$978	$(4,960)	$3,839
Add:
Depreciation and amortization	462	1,121	1,305	2,277
Equity income from unconsolidated subsidiaries	1,513	1,702	12,984	3,932

EBITDA	$819	$3,801	$9,329	$10,048

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Americas

Revenue increased by $100.5 million, or 24.2%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The overall increase was primarily driven by higher transaction revenue fueled by improved leasing markets and continued strong investment sales markets as well as improved appraisal fees.

Cost of services increased by $61.9 million, or 26.6%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue.  Cost of services as a percentage of revenue increased for the three months ended September 30, 2005 to 57.0% in comparison to 55.9% for the three months ended September 30, 2004, primarily driven by producers reaching higher commission tranches as a result of higher revenue.

Operating, administrative and other expenses increased $13.9 million, or 10.3%, mainly driven by higher payroll-related costs, including bonuses, as well as increased marketing costs, which primarily resulted from supporting our growing revenues.  The year-over-year overall increase in operating, administrative and other expenses was partially muted by the absence of $0.6 million of Insignia-related costs as well as $3.0 million in write-downs of investments, both of which impacted our results for the three months ended September 30, 2004.  The investment write-downs in the prior year primarily related to the write-off of our investment in Workplace IQ, Ltd. in its entirety.  Also, net foreign currency transaction losses experienced during the three months ended September 30, 2005 increased total operating expenses, while in the prior year we experienced net foreign currency transaction gains, which reduced total operating expenses.  The relative strength of the U.S. dollar, particularly as compared to the British pound sterling and Australian dollar, drove the net foreign currency transaction variance in the quarter.

EMEA

Revenue increased by $44.8 million, or 42.8%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  The overall increase was primarily driven by higher transaction revenue particularly in the United Kingdom, France and Germany, fueled by a continued strong investment sales environment and improved leasing markets.  Additionally, we experienced an increase in appraisal fees, primarily in the United Kingdom and Germany, during the current year.  Foreign currency translation had a $0.8 million negative impact on total revenue during the three months ended September 30, 2005.

Cost of services increased $15.1 million, or 30.5%, mainly as a result of higher producer compensation expense, including bonuses, and increased commission expense, which were primarily driven by higher revenue and headcount increases.  Foreign currency translation had a $0.4 million positive impact on cost of services during the three months ended September 30, 2005.  Cost of services as a percentage of revenue decreased from 47.2% for the three months ended September 30, 2004 to 43.1% for the three months ended September 30, 2005, primarily driven by our relatively fixed producer cost structure in the United Kingdom.

Operating, administrative and other expenses increased by $6.4 million, or 12.9%, mainly due to higher payroll-related costs, including bonuses, in the region, which were consistent with improved results.  These increases were partially offset by a decline in occupancy costs in the United Kingdom, primarily resulting from lower charges for idle facilities in the current year.  Foreign currency translation had a $0.2 million positive impact on total operating expenses during the three months ended September 30, 2005.

Asia Pacific

Revenue increased by $6.7 million, or 18.1%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  The increase was primarily driven by an overall increase in revenue in Australia and China.  Foreign currency translation had a $2.2 million positive impact on total revenue during the three months ended September 30, 2005.

Cost of services increased by $3.2 million, or 17.2%, mainly due to higher commissions, which were consistent with higher transaction revenue. Producer compensation expense was also higher, particularly in China, mainly as a result of headcount increases. Foreign currency translation had a $1.0 million negative impact on cost of services for the three months ended September 30, 2005.

Operating, administrative and other expenses increased by $2.2 million, or 16.5%, primarily due to an increase in payroll-related costs, including bonuses, resulting from improved operating results, particularly in Australia and China.  Foreign currency translation had an $0.8 million negative impact on total operating expenses during the three months ended September 30, 2005.

Global Investment Management

Revenue increased by $17.1 million, or 102.3%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  The increase was mainly driven by higher incentive fees earned in France as well as an increase in acquisition and incentive fees earned in the United States.

Operating, administrative and other expenses increased by $19.9 million, or 136.0%, primarily due to higher incentive compensation accruals of $9.8 million for key executives related to participation interests in certain real estate investments under management, for which no revenue has yet been recognized.  Revenue associated with these expenses cannot be recognized until certain financial hurdles are met.  In the fourth quarter of 2005, we expect to recognize income from some of these investments, which should offset the cumulative accrued incentive compensation expense to date.  Also contributing to increased operating expenses were higher bonus accruals in the current year, primarily as a result of the growth in revenue.  Foreign currency translation did not have a significant impact on this operating segment during the current year.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Americas

Revenue increased by $268.4 million, or 24.0%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The overall increase was primarily driven by improved leasing activity, continued strong investment sales activity, higher appraisal and management fees and increased loan origination fees, reflecting low long-term interest rates in the United States.

Cost of services increased by $143.7 million, or 23.4%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue.  Cost of services as a percentage of revenue remained flat for the nine months ended September 30, 2005 in comparison to the nine months ended September 30, 2004.  The increase in cost of services as a percentage of revenue due to producers reaching higher commission tranches as a result of higher revenue was offset by a decrease in cost of services as a percentage of revenue as a result of lower payroll related costs as well as lower broker draw amortization in the current year.  During the nine months ended September 30, 2004, we recorded $3.9 million of broker draw amortization, which included a $1.4 million one-time adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003.  The amortization of the broker draw asset acquired in the Insignia Acquisition reflected the pattern in which the associated economic benefits were consumed, the fair value of which was refined during the three months ended March 31, 2004. As of July 31, 2005, the net broker draw asset was fully amortized.

Operating, administrative and other expenses increased $31.9 million, or 7.8%, mainly driven by higher payroll-related costs, including bonuses, as well as increased marketing costs, which primarily resulted from supporting our growing revenues.  The year-over-year overall increase in operating, administrative and other expenses was partially muted by the absence of $15.0 million of one-time compensation expense related to our initial public offering, $3.6 million of Insignia-related costs and $3.0 million in write-downs of investments, all of which significantly impacted the results for the prior year.

EMEA

Revenue increased by $81.9 million, or 28.0%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily driven by higher transaction revenue, particularly in the United Kingdom, France and Italy, as well as increased appraisal fees in the United Kingdom and Germany.

Foreign currency translation had a $7.8 million positive impact on total revenue during the nine months ended September 30, 2005.

Cost of services increased $36.2 million, or 27.2%, mainly as a result of higher producer compensation expense, including bonuses, and increased commission expense, which were primarily driven by higher revenue and increased headcount.  Foreign currency translation had a $3.9 million negative impact on cost of services during the nine months ended September 30, 2005.  Cost of services as a percentage of revenue was relatively flat between periods at 45.1% for the nine months ended September 30, 2005 versus 45.4% for the nine months ended September 30, 2004.

Operating, administrative and other expenses increased by $13.0 million, or 8.8%, mainly due to higher payroll-related costs, including bonuses, as well as increased marketing costs in the region, which were consistent with the improved results.  These increases were partially offset by a decline in occupancy costs in the United Kingdom, primarily resulting from lower charges for idle facilities in the current year.  Foreign currency translation had a $3.9 million negative impact on total operating expenses during the nine months ended September 30, 2005.

Asia Pacific

Revenue increased by $20.6 million, or 20.5%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The increase was primarily driven by higher business activity levels throughout the region. Foreign currency translation had a $5.2 million positive impact on total revenue during the six months ended September 30, 2005.

Cost of services increased by $10.2 million, or 20.4%, mainly due to higher commissions, which were consistent with higher transaction revenue. Producer compensation expense was also higher, primarily in Australia and China, as a result of headcount increases. Foreign currency translation had a $2.4 million negative impact on cost of services for the nine months ended September 30, 2005.

Operating, administrative and other expenses increased by $6.0 million, or 15.2%, primarily due to an increase in payroll-related costs, including bonuses, which were consistent with the improved results throughout the region.  Foreign currency translation had a $1.9 million negative impact on total operating expenses during the nine months ended September 30, 2005.

Global Investment Management

Revenue increased by $16.7 million, or 30.9%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The increase was primarily due to incentive fees earned in France as well as higher incentive and acquisition fees earned in the United States.

Operating, administrative and other expenses increased by $26.8 million, or 56.2%, primarily due to higher incentive compensation accruals of $18.8 million for key executives related to participation interests in certain real estate investments under management, for which no revenue has yet been recognized.  Revenue associated with these expenses cannot be recognized until certain financial hurdles are met.  In the fourth quarter of 2005, we expect to recognize income from some of these investments, which should offset the cumulative accrued incentive compensation expense to date.  Also contributing to increased operating expenses were higher bonus accruals in the current year, primarily as a result of the growth in revenue.  Foreign currency translation did not have a significant impact on this operating segment during the current year.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under the revolving credit facility of our amended and restated credit agreement described below. Included in the capital requirements that we expect to fund during 2005 is approximately $35 million of anticipated net capital expenditures, of which $22.4 million has been funded on or prior to September 30, 2005.  The capital expenditures for 2005 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan in 2010, our 9¾% senior notes in 2010 and our 11¼% senior subordinated notes in 2011. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. During June 2004, we used a portion of the net proceeds we received from our June 15, 2004 initial public offering to prepay $15.0 million in principal amount of the senior secured term loan under our amended and restated credit agreement. During July 2004, we used the remaining net proceeds received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9¾% senior notes. During the nine months ended September 30, 2005, we repurchased $42.7 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. In the future, we will continue to look for opportunities to reduce our debt from time to time.  Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

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

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $136.8 million for the nine months ended September 30, 2005, an increase of $84.4 million as compared to the nine months ended September 30, 2004.   This increase was primarily due to the improved operating performance experienced in 2005 in comparison to the nine months ended September 30, 2004.  Also contributing to the increase over the prior year was the accelerated timing of payments to vendors in the prior year offset by an additional $20.0 million of funding of our deferred compensation plan.

Investing Activities

Net cash used in investing activities totaled $89.9 million for the nine months ended September 30, 2005, representing an increase of $85.0 million as compared to the nine months ended September 30, 2004. The increase was primarily due to the receipt of proceeds in the nine months ended September 30, 2004 from the sale of property held for sale related to a real estate investment in Japan as well as the current year purchases of properties held for sale relating to a real estate investment in Europe.  Also contributing to the year-over-year variance was the use of cash for in-fill acquisitions in the current year, particularly our acquisition of CB Richard Ellis Gunne in Ireland, partially offset by a decline in capital expenditures.

Financing Activities

Net cash used in financing activities totaled $17.3 million for the nine months ended September 30, 2005 as compared to net cash used in financing activities of $61.7 million for the nine months ended September 30, 2004.  The decrease in net cash used in financing activities was primarily driven by new net borrowings related to the purchases of properties held for sale in Europe in the current year versus repayment of borrowings related to a property held for sale in Japan in the prior year.  The current year borrowing activity was partially offset by increased repayments of our 11¼% senior subordinated notes.

Initial and Secondary Public Offerings

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock. In connection with our initial public offering, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with our initial public offering, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholders on June 15, 2004 and July 14, 2004. Lastly, on December 13, 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders.  We did not receive any of the proceeds from the sale of shares in the secondary public offering.

As a public company, we have incurred and will continue to incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as subsequent rules to the same extent enacted by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange have required changes in corporate governance practices of public companies. These new rules and regulations, including Section 404 of the Sarbanes-Oxley Act and the related rules and regulations, have increased our legal and financial compliance costs.

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

Since 2001, we have maintained a credit agreement with Credit Suisse First Boston, or CSFB, and other lenders to fund strategic acquisitions and to provide for our working capital needs.  On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering.  On June 15, 2004, in connection with the completion of our initial public offering, we completed the refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement which became effective in connection with such refinancing.  On November 15, 2004, we entered into a first amendment to our new amended and restated credit agreement, which reduced the interest rate spread of our term loan and increased flexibility on certain restricted payments and investments.  On May 10, 2005, we entered into a second amendment to our amended and restated credit agreement (the Credit Agreement), which relaxed the mandatory prepayment clause of the initial credit agreement by permitting us to keep cash otherwise required to be used to pay down principal, so long as our leverage ratio is below 2.5 to 1.0.

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%.  The alternate base rate is the higher of (1) CSFB’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent.  The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate.  During June 2004, we used a portion of the net proceeds we received from our initial public offering to prepay $15.0 million in principal amount of the term loan facility. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $268.2 million and $277.1 million as of September 30, 2005 and December 31, 2004, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement).  As of September 30, 2005 and December 31, 2004, we had no revolving credit facility principal outstanding.  As of September 30, 2005, letters of credit totaling $14.6 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our domestic assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition.  The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and

November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption.  In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.  The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of September 30, 2005 and December 31, 2004.

In June 2001, in order to partially finance our acquisition of CB Richard Ellis Services, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CB Richard Ellis Services assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the merger of Blum CB Corp. with and into CB Richard Ellis Services on July 20, 2001.  The 11¼% senior subordinated notes are unsecured senior subordinated obligations of CB Richard Ellis Services and rank equally in right of payment with any of CB Richard Ellis Services’ existing and future unsecured senior subordinated indebtedness but are subordinated to any of CB Richard Ellis Services’ existing and future senior indebtedness.  The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter.  In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111¼% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do.  In the event of a change of control (as defined in the indenture governing our 11¼% senior subordinated notes), we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums in connection with these open market purchases.  During the nine months ended September 30, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market.  We paid an aggregate of $5.9 million of premiums in connection with these open market purchases.  The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.0 million and $205.0 million as of September 30, 2005 and December 31, 2004, respectively.

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

Our wholly owned subsidiary, CBRE Melody, has a credit agreement with Washington Mutual Bank, FA, or WaMu, for the purpose of funding mortgage loans that will be resold.   This credit agreement was previously with Residential Funding Corporation, or RFC.  On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement (warehouse line of credit), which provides for a warehouse line of credit of up to $250.0 million, bears interest at one-month LIBOR plus 1.0% and expired on September 1, 2005. This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we and RFC entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million, effective December 20, 2004. This temporary increase was for the period from December 20, 2004 to and including January 20, 2005. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu.  On August 23, 2005, we entered into a second amendment to the warehouse line of credit, which extended the agreement with WaMu until November 1, 2005.  On October 28, 2005, we executed a third amendment to the warehouse line of credit, which further extended the agreement with WaMu until December 1, 2005.  We expect that prior to December 1, 2005, or within thirty days after delivery of any termination notice by WaMu, CBRE Melody will be able to reach a satisfactory amendment to extend the term of the agreement with WaMu or to enter into an agreement with another third party to provide substitute financing arrangements for the purpose of funding mortgage loans. However, if CBRE Melody is unable to do so, the business and results of operations of our mortgage loan origination and servicing line of business may be adversely affected.  During the nine months ended September 30, 2005, we had a maximum of $184.5 million warehouse line of credit principal outstanding.  As of September 30, 2005 and December 31, 2004, we had a $146.5 million and a $138.2 million warehouse line of credit outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $146.5 million and $138.2 million of mortgage loans held for sale (warehouse receivable), which represented mortgage loans funded through the line of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2005 and December 31, 2004, respectively, which are also included in the accompanying consolidated balance sheets.

During 2005, in conjunction with the acquisitions of properties held for sale in our European investment management business, we entered into debt agreements with ING Real Estate Finance N.V., or ING Real Estate, and The Royal Bank of Scotland, or RBS.  The agreement with ING Real Estate related to a property held for sale in Germany and provided for the borrowing of 19.0 million euros of acquisition indebtedness and 5.1 million euros of construction/upgrade financing.  The 19.0 million principal had a floating rate component with respect to 8.0 million euros and a fixed rate component with respect to 11.0 million euros.  The floating rate was tied to the three-month Euribor rate plus 0.95%.  The fixed rate was equal to the Euro Interest Rate Swap Rate plus 1.05% for up to three years.  The 5.1 million euros construction financing principal accrued interest based upon the aforementioned indices in both fixed and floating rate components.  During the quarter ended September 30, 2005, we completed the sale of the German property held for sale and utilized the proceeds from the sale to repay all of the related debt.  The agreement with RBS relates to two properties held for sale in France and provides for the borrowing of 24.1 million euros.  Interest accrues at a rate based on the three-month Euribor rate plus 1.20% and is payable quarterly in arrears.  This debt matures on August 16, 2009; however, the debt agreement provides for a one-year extension based on the meeting of certain conditions (as defined in the debt agreement).  The debt agreement also provides for the mandatory repayment of the debt in certain circumstances, including upon sale of the aforementioned related property held for sale as well as in the event of a change of control (as defined in the debt agreement).  The operating results related to these properties held for sale were not significant for the periods ended September 30, 2005.  The amount of debt included in the accompanying consolidated balance sheets related to the French properties held for sale was $29.2 million as of September 30, 2005.

In connection with our acquisition of Westmark Realty Advisors in 1995, which significantly expanded our Global Investment Management segment, we issued approximately $20.0 million in aggregate principal amount of senior notes.  The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement.  On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points.  The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.6 million and $12.1 million as of September 30, 2005 and December 31, 2004, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K., which was part of Insignia’s business strategy of increasing its presence in that country. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2005 and December 31, 2004, $5.2 million and $8.5 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of September 30, 2005 and December 31, 2004, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

We have two deferred compensation plans, one of which has been frozen and is no longer accepting deferrals, which we refer to as the Old DCP, and one of which became effective on August 1, 2004 and began accepting deferrals on August 13, 2004, which we refer to as the New DCP.  Because a substantial majority of the deferrals under both the Old DCP and the New DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants may receive unscheduled in-service withdrawals subject to a 7.5% penalty.  As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment earlier than we expect.  The deferred compensation liability in the accompanying consolidated balance sheets was $182.6 million and $166.7 million at September 30, 2005 and December 31, 2004, respectively.

Old DCP

Prior to amending the Old DCP as discussed below, each participant in the Old DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. The investment alternatives available to participants include two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash.  In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of September 30, 2005, there were 1,400,474 outstanding stock fund units under the Old DCP, all of which were vested.

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

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $25.6 million and $27.9 million at September 30, 2005 and December 31, 2004, respectively.  We expect to contribute a total of $5.2 million to fund our pension plan for the year ended December 31, 2005, of which $4.1 million was funded as of September 30, 2005.

Other Obligations and Commitments

We had an outstanding letter of credit totaling $0.8 million as of September 30, 2005, excluding letters of credit related to our subsidiaries’outstanding indebtedness and operating leases.  The $0.8 million outstanding letter of credit is a Fannie Mae letter of credit executed by CBRE Melody and expires on December 10, 2005.  However, we are obligated to renew this letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $1.7 million as of September 30, 2005, which consisted primarily of an obligation to Fannie Mae.  The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund.  As of September 30, 2005, we had committed $59.0 million to fund future co-investments, of which $30.8 million is expected to be funded during 2005. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

Derivatives and Hedging Activities

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings.  We do not engage in any speculative activities with respect to foreign currency.  On March 4, 2005, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $6.0 million, which expire on various dates through December 30, 2005.  On April 19, 2005, we entered into an option agreement to purchase an aggregate notional amount of 25.0 million British pounds sterling, which will expire on December 28, 2005.  On April 22, 2005, we entered into additional foreign currency exchange forward contracts with an aggregate notional amount of approximately $17.0 million, which expire on various dates though December 31, 2005.  On September 21, 2005, we entered into an additional foreign currency exchange forward contract with a notional amount of approximately $4.0 million, which expires on December 30, 2005.  The net impact on our earnings resulting from gains and/or losses on our option agreement as well as our foreign currency exchange forward contracts was not significant for the three and nine months ended September 30, 2005, and is not expected to be material.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale.  Statement of Financial Accountings Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that these commitments be recorded at their relative fair values as derivatives.  The net impact on our financial position for the three and nine months ended September 30, 2005 resulting from these derivative contracts was not significant.

New Accounting and Tax Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  We are currently finalizing an evaluation of the effects of the repatriation provisions of the Act.  We are considering repatriating from $0 to $60 million.  Accordingly, the related potential income tax expense associated with the repatriation is from $0 to $3 million.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 – Revised, “Share Based Payment,” or FAS 123R.  The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FAS 123R permits public companies to adopt its requirements using one of two methods:  a “modified-prospective” method or a “modified-retrospective” method.  We plan to adopt the modified-prospective method.  Under this method, a company records compensation expense for all awards it grants or modifies after the date it adopts the standard.  We will be required to record compensation expense for the unvested portion of previously granted awards for which no compensation expense is being recognized and that remain outstanding at the date of adoption.  During 2005, the SEC deferred the effective date of this statement until the first annual period beginning after June 15, 2005, or in our case January 1, 2006. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,”or SFAS 154.  SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	the failure of properties managed by us to perform as anticipated;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	acts of terrorism;

•	foreign currency fluctuations;

•	our ability to complete future acquisitions on favorable terms;

•	integration issues and costs relating to acquired businesses;

•	an economic downturn in the California and New York real estate markets;

•	significant variability in our results of operations among quarters;

•	our substantial leverage and debt service obligations and ability to incur additional indebtedness;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	the success of our co-investment and joint venture activities;

•	the ability of our Global Investment Management segment to realize values in investment funds to offset incentive compensation expense related thereto;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	changes in the key components of revenue growth for large commercial real estate services companies;

•	reliance of companies on outsourcing for their commercial real estate needs;

•	the ability of CBRE Melody to amend, or replace, on satisfactory terms its warehouse line of credit agreement;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maximize cross-selling opportunities;

•	our ability to achieve annual cash interest savings;

•	the effect of implementation of new tax and accounting rules and standards; and

•

the other factors described in our Annual Report on Form 10-K under the heading “Business-Factors Affecting Our Future Performance” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the SEC.

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

During the nine months ended September 30, 2005, approximately 31.4% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Hong Kong dollar, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes.  In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings.  We do not engage in any speculative activities with respect to foreign currency.  On March 4, 2005, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $6.0 million, which expire on various dates through December 30, 2005.  On April 19, 2005, we entered into an option agreement to purchase an aggregate notional amount of 25.0 million British pounds sterling, which will expire on December 28, 2005.  On April 22, 2005, we entered into additional foreign currency exchange forward contracts with an aggregate notional amount of approximately $17.0 million, which expire on various dates though December 31, 2005.  On September 21, 2005, we entered into an additional foreign currency exchange forward contract with a notional amount of approximately $4.0 million, which expires on December 30, 2005.  The net impact on our earnings resulting from gains and/or losses on our option agreement as well as our foreign currency exchange forward contracts was not significant for the three and nine months ended September 30, 2005, and is not expected to be material.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 53 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at September 30, 2005, the net impact would be a decrease of $1.8 million on pre-tax income and cash provided by operating activities for the nine months ended September 30, 2005.

Based on dealers’ quotes at September 30, 2005, the estimated fair values of our 9¾% senior notes and our 11¼% senior subordinated notes were $143.3 million and $179.5 million, respectively.  Estimated fair values for the term loan under the senior secured credit facilities and the remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at September 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms.  As of the end of the period covered by this report, we carried out our evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communications officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Form of Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.5 of the CB Richard Ellis Group Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

4.2(d)

Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 2, 2005).

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

CB RICHARD ELLIS GROUP, INC.

Date: November 8, 2005	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)

Date: November 8, 2005	/s/ GIL BOROK
Gil Borok
Global Controller (principal accounting officer)