Form 10-Q/A
period 2005-06-30
CB RICHARD ELLIS GROUP INC
filed 2006-03-14
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                             to

Commission File Number 001-32205

CB RICHARD ELLIS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)
100 N. Sepulveda Boulevard, Suite 1050
El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)
(310) 606-4700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common stock $0.01 par value, 72,574,851 shares outstanding as of August 1, 2005

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q (the “Report”) of CB Richard Ellis Group, Inc. for the quarterly period ended June 30, 2005, originally filed with the United States Securities and Exchange Commission (the “SEC”) on August 9, 2005 is solely for the purpose of filing Exhibit 10 to the Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 6 to the Report is set forth below. The remainder of the Report originally filed on August 9, 2005 is unchanged and is not reproduced in this Amendment. In addition, this Amendment has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. This Amendment speaks as of the original filing date of the Report and reflects only the changes set forth below. Except as expressly stated above, this Amendment on Form 10-Q/A does not reflect any events occurring after the date of the Report as filed with the SEC on August 9, 2005, or otherwise modify or update any of the information contained therein.

FORM 10-Q/A

June 30, 2005

TABLE OF CONTENTS

PAGE
PART II—OTHER INFORMATION
Item 6. Exhibits	4
Signatures	5

ITEM 6.                EXHIBITS

Exhibit
Number	Description
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

Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of April 23, 2004 and amended November 15, 2004 (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004, and Exhibit 10.1(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004), with the Lenders (as defined under the Credit Agreement) and Credit Suisse First Boston*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.
Date: March 14, 2006	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)
Date: March 14, 2006	/s/ GIL BOROK
Gil Borok
Global Controller (principal accounting officer)