Form 10-K
period 2005-12-31
CB RICHARD ELLIS GROUP INC
filed 2006-03-15
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 001-32205

CB RICHARD ELLIS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 N. Sepulveda Boulevard, Suite 1050 El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

(310) 606-4700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

N.A.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

As of June 30, 2005, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $3.2 billion based upon the last sales price on June 30, 2005 on the New York Stock Exchange of $43.86 for the registrant’s Class A Common Stock.

As of February 28, 2006, the number of shares of Class A Common Stock outstanding was 74,069,559.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2006 Annual Meeting of Stockholders to be held June 1, 2006 are incorporated by reference in Part III of this Form 10-K Report.

CB RICHARD ELLIS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Item 1. Business

Company Overview

CB Richard Ellis Group, Inc. (which may be referred to in this Form 10-K as “we”, “us” and “our”) is the world’s largest commercial real estate services firm, based on 2005 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2005, excluding affiliate and partner offices, we operated in more than 220 offices worldwide with approximately 14,500 employees providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial mortgage origination/servicing, integrated capital markets (equity and debt) solutions, commercial property and corporate facility management, valuation, proprietary research and real estate investment management. In 2005, we were the only commercial real estate services company included on the Fortune 1000 list of the largest publicly-held companies.

During the year ended December 31, 2005, we generated revenue from a well-balanced, highly diversified base of clients that includes more than 70 of the Fortune 100 companies. Many of our clients are consolidating their commercial real estate-related needs with fewer providers and, as a result, awarding their business to those providers that have a strong presence in important markets and the ability to provide a complete range of services worldwide. As a result of this trend and our ability to deliver comprehensive solutions for our clients’ needs across a wide range of markets, we believe we are well positioned to capture a growing percentage of our clients’ commercial real estate services needs.

CB Richard Ellis History

CB Richard Ellis marks its 100th year of continuous operations in 2006, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. That company grew to become one of the largest commercial real estate services firms in the western United States during the 1940s. In the 1960s and 70s, the company expanded both its service portfolio and geographic coverage to become a full-service provider with a growing presence throughout the United States.

In 1989, employees and third-party investors acquired the company’s operations to form CB Commercial. Throughout the 1990s, CB Commercial moved aggressively to accelerate growth and cultivate global capabilities to meet client demands. The company acquired leading firms in investment management (Westmark Realty Advisors—now CB Richard Ellis Investors, in 1995), mortgage banking (L.J. Melody & Company—now CBRE Melody, in 1996) and property and corporate facilities management, as well as capital markets and investment management (Koll Real Estate Services, in 1997). In 1996, CB Commercial became a public company.

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

In July 2003, our global position was further solidified as our wholly owned subsidiary CB Richard Ellis Services and Insignia Financial Group, Inc. were brought together to form a premier, worldwide, full-service real estate company. As a result of the Insignia acquisition, we now operate globally under the “CB Richard Ellis” brand name, which we believe is a well-recognized brand in virtually all of the world’s key business centers. In order to enhance our financing flexibility and to provide liquidity for some of our stockholders, in June 2004, we completed the initial public offering of our common stock. Lastly, in December 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders.

Our Corporate Structure

CB Richard Ellis Group, Inc. is a holding company that conducts all of its operations through its indirect subsidiaries. CB Richard Ellis Services, Inc., our direct, wholly owned subsidiary, is also generally a holding company and is the primary obligor or issuer with respect to most of our long-term indebtedness, including our senior secured credit facilities, our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011.

In our Americas segment described below, substantially all of our advisory services and outsourcing services operations, other than mortgage loan origination and servicing, are conducted exclusively through our indirect wholly owned subsidiaries CB Richard Ellis Real Estate Services LLC, which we acquired in connection with the Insignia acquisition and was formerly known as Insignia/ESG, Inc., and CB Richard Ellis, Inc. Our mortgage loan origination and servicing operations are conducted exclusively through our indirect wholly owned subsidiary CBRE Melody and its subsidiaries. Our operations in Canada are primarily conducted through our indirect wholly owned subsidiary CB Richard Ellis Limited.

Our operations outside the Americas segment, including our Europe, Middle East and Africa, Asia Pacific and Global Investment Management segments described below, are conducted through a number of indirect wholly owned subsidiaries. The most significant of such subsidiaries in these regions include CB Richard Ellis Ltd. (the United Kingdom), CB Richard Ellis Holding SAS (France), CB Richard Ellis SA (Spain), CB Richard Ellis, B.V. (the Netherlands), CB Richard Ellis Gunne (Ireland), CB Richard Ellis Pty Ltd. (Australia), CB Richard Ellis (Agency) Ltd. (New Zealand), CB Richard Ellis Ltd. (Hong Kong) and CB Richard Ellis Pte Ltd. (Singapore).

Operations in our Global Investment Management segment are conducted through our indirect wholly owned subsidiary CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors.

Industry Overview

Our business covers all aspects of the commercial real estate services industry, including tenant representation, property/agency leasing, property sales, mortgage origination and servicing, real estate capital markets, property, facilities and project management, consulting, valuation and appraisal services, proprietary research and investment management.

We review on a quarterly basis various internally-generated statistics and estimates regarding both office and industrial space within the U.S. commercial real estate services industry, including the total available “stock” of rentable space and the average rent per square foot of space. Our management believes that changes in the addressable commercial rental market represented by the product of available stock and rent per square foot provide a reliable estimate of changes in the overall commercial real estate services industry because nearly all segments within the industry are affected by changes in these two measurements. We estimate that the product of available stock and rent per square foot grew at a compound annual growth rate of approximately 4.2% from 1995 through 2005.

We believe the key drivers of revenue growth for the largest commercial real estate services companies are primarily (1) the continued outsourcing of commercial real estate services, (2) the consolidation of clients’ activities with fewer providers and (3) the increasing institutional ownership of commercial real estate.

Outsourcing

Motivated by reduced costs, lower overhead, improved execution across markets, increased operational efficiency and a desire to focus on their core competencies, property owners and occupiers have increasingly contracted out for their commercial real estate services, including the following:

•	Transaction management—oversight of purchase and sale of properties, execution of lease transactions, renewal of leases, expansions and relocation of offices and disposition of surplus space;

•	Facilities management—oversight of all the operations associated with the functioning of occupied real estate, whether owned or leased, including engineering services, janitorial services, security services, landscaping and capital improvements and directing and monitoring of various subcontractors;

•	Project management—oversight of the design and construction of interior space (as distinct from building design and construction), including assembling and coordinating contract teams, and creating and managing budgets;

•	Lease administration—analysis of all real estate leases of a client to ensure that it is in compliance with all terms and maintenance of reports on all lease data, including critical dates such as renewal options, expansion options and termination options, performance of required services and proper charging or payment of costs;

•	Property Management—oversight of the daily operation of a single property or portfolio of properties, including tenant service/relations and bidding, awarding and administering subcontracts for maintenance, landscaping, security, parking, capital and tenant improvements to implement the owner’s specific property value enhancement objectives through maximization of cash flow; and

•	Property Accounting—performance of all of the accounting and financial reporting associated with a property or portfolio, including operating budgets and expenses, rent collection and other accounts receivable, accounts payable, capital and tenant improvements and tenant lease administration.

Consolidation

Despite recent consolidation, the commercial real estate services industry remains highly fragmented. There are a limited number of firms that operate on a national or global basis and across the full spectrum of service competencies. Most firms are substantially smaller than us and operate chiefly on a local or regional basis. Some of these smaller firms may have a larger local presence than we do in certain competencies. We believe that major property owners and corporate users are motivated to consolidate their service provider relationships on a regional, national and global basis to obtain more consistent execution across markets to achieve economies of scale and to benefit from streamlined management oversight and the efficiency of single point of contact service delivery. As a result, we believe large owners and occupiers are awarding a disproportionate share of this business to the larger real estate services providers, particularly those that provide a full suite of services across geographical boundaries.

Institutional Ownership of Commercial Real Estate

Institutional owners, such as real estate investment trusts, or REITs, pension funds, foreign institutions and other financial entities, increasingly are acquiring more real estate assets and financing them in the capital markets. Many institutional investors are allocating a higher percentage of their capital to real estate. Particularly with borrowing costs low, investors believe they can generate higher current-cash yields with real estate investments than with alternative investments. Gradually improving leasing market fundamentals (i.e., higher occupancy, increased rents) also offer these investors the potential for rising future cash-flow. Total U.S. real estate assets held by institutional owners increased to $519 billion in 2005 from $241 billion in 1995. REITs were the main drivers of this growth during this period, with a portfolio increase of approximately 420%. Foreign institutions nearly doubled their U.S. real estate holdings over this period, while pension funds increased their holdings by 34%. We believe it is likely that many of these owners will outsource management of their portfolios and consolidate their use of real estate services vendors.

Our Regions of Operation and Principal Services

We report our results of operations through four segments: (1) the Americas, (2) Europe, Middle East and Africa, or EMEA, (3) Asia Pacific and (4) Global Investment Management.

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

The Americas

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest metropolitan regions in Canada, Mexico and other selected parts of Latin America through both wholly owned operations as well as affiliated offices. Our Americas segment accounted for 69.1% of our 2005 revenue, 70.2% of our 2004 revenue and 70.9% of our 2003 revenue. Within our Americas segment, we organize our services into the following business areas:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 59.9% of our 2005 revenue, 60.5% of our 2004 revenue and 56.2% of our 2003 revenue.

Within advisory services, our major service lines are the following:

•	Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. These businesses are built upon strong client relationships that frequently lead to recurring revenue opportunities over many years. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as an advisor as well as transaction executor. During 2005, we advised on nearly 25,000 lease transactions involving aggregate rents of approximately $29.9 billion and nearly 6,200 real estate sales transactions with an aggregate value of approximately $66.8 billion. During 2004, we advised on nearly 23,000 lease transactions involving aggregate rents of approximately $27.9 billion and more than 5,800 real estate sales transactions with an aggregate value of approximately $41.8 billion. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Chicago, Houston, Los Angeles, New York, San Francisco and Washington, D.C.

Our real estate services professionals are compensated primarily through commission-based programs, which are payable upon completion of the assignment. Therefore, as compensation is our largest expense, this cost structure gives us flexibility to mitigate the negative effect on our operating margins during difficult market conditions. Due to the low barriers to entry and significant competition for quality employees, we strive to retain top professionals through an attractive compensation program tied to productivity. We also invest in greater support resources than most other firms. For example, we believe our professional development and training programs are the most extensive in the industry. In addition, we invest heavily in gathering market information, technology, branding and marketing. We also foster an entrepreneurial culture that emphasizes client service and rewards performance.

We further strengthen our relationships with our real estate services clients by offering proprietary research to clients through our Torto Wheaton Research unit, a leading provider of commercial real estate market information, forecasting and consulting services. Torto Wheaton Research provides data and analysis to its clients in various formats, including TWR Outlook reports for office, industrial, hotel, retail and multi-housing sectors covering more than 50 U.S. metropolitan areas and the TWR Select office and industrial database covering over 260,000 commercial properties.

•	Capital Markets. In 2005, we combined the Investment Properties and CBRE Melody professionals into one fully integrated global service offering called the Capital Markets Group. The unit formalizes the collaboration between the investment sales professionals and the debt placement experts, which has evolved over time as investors have sought capital markets solutions, rather than separate sales and financing transactions. During 2005, we concluded more than $69 billion of capital markets transactions in the Americas, including $51.6 billion of investment sales transactions and $17.8 billion of mortgage loan originations.

Our Investment Properties business is the largest investment sales property advisor in the U.S., with a market share of 18% in 2005. Our U.S. investment sales activity grew by 70% during 2005 versus an increase of 50% for the U.S. market as a whole. CBRE Melody, our wholly owned subsidiary, originates and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. CBRE Melody’s $17.8 billion mortgage loan origination volume in 2005 represents an increase of 33.7% from 2004. Approximately $1.8 billion of loans were originated for federal government sponsored entities, most of which were financed through revolving credit lines dedicated exclusively for this purpose. Loans financed through the revolving credit lines generally occur with principal risk that is substantially mitigated because CBRE Melody obtains a contractual purchase commitment from the government sponsored entity before it actually originates the loan. In 2005, GEMSA Loan Services, a joint venture between CBRE Melody and GE Capital Real Estate, serviced approximately $67 billion of mortgage loans, $31 billion of which relate to the servicing rights of CBRE Melody.

•	Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to its clients, which we believe provides it with a competitive advantage over its rivals. We believe that our valuation business is one of the largest in the industry. During 2005, we completed over 19,000 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing is a long-term trend in commercial real estate, with corporations, institutions and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services include two business lines that seek to capitalize on this trend: (1) asset services and (2) corporate services. Although our management agreements with our outsourcing clients generally may be terminated on relatively short notice ranging between 30 days to a year, we have developed long-term relationships with many of these clients and we continue to work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2005, we managed approximately 522.1 million square feet of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Despite the absolute growth in revenue generated from our outsourcing services business line from 2003 to 2005, revenue from this line as a percentage of total revenue generated by us has actually declined, with revenue from outsourcing representing 9.2% of our 2005 revenue, 9.7% of our 2004 revenue and 14.7% of our 2003 revenue.

•	Asset Services. We provide property management, construction management, marketing, leasing, accounting and financial services on a contractual basis for income-producing office, industrial and retail properties owned by local, regional and institutional investors. We believe our contractual relationships with these clients put us in an advantageous position to provide other services to them, including refinancing, disposition and appraisal.

•	Corporate Services. We provide a comprehensive set of portfolio management, transaction management, project management, strategic consulting, facilities management and other corporate real estate services to leading global companies and public sector institutions with large, geographically–diverse real estate portfolios. Corporate facilities under management in the Americas region include headquarters buildings, regional offices, administrative offices and manufacturing and distribution facilities. Corporate services’ clients are typically companies or public sector institutions with large, distributed real estate portfolios. We enter into long-term, contractual relationships with these organizations with the goal of ensuring that our clients’ real estate strategies support their overall business strategies.

Europe, Middle East and Africa (EMEA)

Our EMEA segment has offices in 35 countries, with its largest operations located in the United Kingdom, France, Spain, the Netherlands and Germany. Within EMEA, our services are organized along the same lines as in the Americas, including brokerage, investment properties, corporate services, valuation/appraisal services, asset management services and facilities management, among others. Our EMEA segment accounted for 20.4% of our 2005 revenue, 19.4% of our 2004 revenue and 18.3% of our 2003 revenue.

We are one of the leading commercial real estate services companies in the United Kingdom. We hold the leading market position in London in terms of 2005 leased square footage and provide a broad range of commercial property real estate services to investment, commercial and corporate clients located in London. We also have eight regional offices in Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Edinburgh and Glasgow. In France, we believe we are a market leader in Paris and we provide a complete range of services to the commercial property sector. In Spain, we provide full-service coverage through our offices in Madrid, Barcelona, Valencia, Malaga, Marbella and Palma de Mallorca. Our business in the Netherlands is based in Amsterdam, Hoofddorp and the Hague, while our German operations are located in Frankfurt, Munich, Berlin and Hamburg and our operations in Ireland are located in Dublin and Belfast. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services in France and Spain.

We also have affiliated offices that provide commercial real estate services under our brand name in the Middle East and Africa, including offices in Abu Dhabi, Botswana, Dubai, Israel, Kenya, Namibia, Nigeria, South Africa, Uganda and Zimbabwe. Our agreements with these independent offices include licenses to use the “CB Richard Ellis” name in the relevant territory in return for payments to us of annual royalty fees. In addition, these agreements also include business cross-referral arrangements between us and the affiliates.

Asia Pacific

Our Asia Pacific segment has offices in 12 countries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China, Hong Kong, Singapore, South Korea and Japan. In early January 2006, we increased our investment in our Japanese affiliate, IKOMA CB Richard Ellis KK, to 51% and agreed to further increase our ownership interest over time. In addition, we have agreements with affiliated offices in India, the Philippines, Thailand, Indonesia and Vietnam that generate royalty fees and support cross-referral arrangements on terms similar to those with our affiliated offices in our EMEA segment, as described above. The Pacific region includes Australia and New Zealand, with principal offices located in Brisbane, Melbourne, Sydney, Perth and Auckland. Our Asia Pacific segment accounted for 6.1% of our 2005 revenue, 6.4% of our 2004 revenue and 6.6% of our 2003 revenue.

Global Investment Management

Our wholly owned subsidiary, CB Richard Ellis Investors, L.L.C. and its investment management affiliates, provide investment management services to client/partners that include pension plans, investment funds and other organizations seeking to generate returns and diversification through investment in real estate. It sponsors funds and investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In higher yield strategies, CBRE Investors and its investment teams “co-invest” with its limited partners. Our Global Investment Management segment accounted for 4.4% of our 2005 revenue, 4.0% of our 2004 revenue and 4.2% of our 2003 revenue.

CBRE Investors is organized into three general customer-focused groups according to investment strategy, which include Managed Accounts Group (low risk), Strategic Partners (value added funds) and Special Situations (higher yield and highly focused strategies). Operationally, a dedicated investment team with the requisite skill sets executes each investment strategy, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams share resources such as accounting, financial controls, information technology, investor services and research. CBRE Investors has an in-house team of research professionals who focus on investment strategy, underwriting and forecasting, based in part on research from our advisory services group.

CBRE Investors closed over $5.0 billion and $3.5 billion of new acquisitions in 2005 and 2004, respectively. It liquidated $2.3 billion and $1.9 billion of investments in 2005 and 2004, respectively. Assets under management have increased from $6.1 billion at December 31, 1998 to $17.3 billion at December 31, 2005, representing a 16.1% compound annual growth rate.

Our Competitive Position

We believe we possess several competitive strengths that position us to capitalize on the positive trends in the commercial real estate services industry including: increased outsourcing, consolidation of service providers and higher capital allocations to real estate on the part of institutional owners. Our strengths include the following:

•	Global Brand and Market Leading Positions. For 100 years, we have built CB Richard Ellis into one of the foremost brands in the industry. We are the world’s largest commercial real estate services provider, based on 2005 revenue, and one of only three commercial real estate services companies with global reach. As a result of our strong brand and global reach, large corporations, institutional owners and users of real estate recognize us as a leading provider of world-class, comprehensive real estate services. Operating under the global CB Richard Ellis brand name, we are a leader in many of the local markets in which we operate, including New York, Los Angeles, Chicago and London.

•	Full Service Capabilities. We provide one of the broadest ranges of first-class real estate services in the industry and provide these services in major metropolitan areas throughout the world. When combined with our extensive global reach and localized market knowledge, this full range of real estate services enables us to provide world-class service to our multi-regional and multi-national clients, as well as to maximize our revenue per client.

•	Strong Client Relationships and Client-tailored Service. We have forged long-term relationships with many of our clients. During the year ended December 31, 2005, our clients included more than 70 of the Fortune 100 companies. In order to better satisfy the needs of our largest clients and to capture cross-selling opportunities, we have organized fully-integrated client coverage teams comprised of senior management, a global relationship manager and regional and product specialists. We believe that this client-tailored approach contributed significantly to our 24.8% compound annual growth rate in revenues from the 50 largest clients of our U.S. investment sales group within our real estate services line of business during the period from 2000 to 2005. In addition, in 2005, we reorganized our investment properties and commercial mortgage loan origination/servicing operations to forge increased collaboration and offer clients fully integrated capital markets solutions.

•	Attractive Business Model. Our business model features a diversified client base, recurring revenue streams, a variable cost structure, low capital requirements, strong cash flow generation and a strong senior management team and workforce.

•	Diversified Client Base. Our global operations, multiple service lines and extensive client relationships provide us with a diversified revenue base. For 2005, we estimate that corporations accounted for approximately 30% of our global revenue, insurance companies and banks accounted for approximately 18% of our revenue, pension funds and their advisors accounted for approximately 13% of our revenue, individuals and partnerships accounted for approximately 13% of our revenue, REITs accounted for approximately 8% of our revenue and other types of clients accounted for the remainder of our revenue.

•	Recurring Revenue Streams. Our years of strong local market presence have allowed us to develop significant repeat business from existing clients, which we estimate accounted for approximately 65% of our 2005 revenue. This includes referrals associated with our contractual, annual fee-for-services businesses, which generally involve facilities management, property management, mortgage loan servicing provided by CBRE Melody and asset management provided by CBRE Investors. Our contractual, fee-for-service business represented 9.5% of our 2005 revenue.

•	Variable Cost Structure. Compensation is our largest expense and our sales and leasing professionals are generally paid on a commission and bonus basis, which correlates with our revenue performance. This cost structure provides us with flexibility to mitigate the negative effect on our operating margins during difficult market conditions. However, our cost structure also includes significant other operating expenses that may not correlate to our revenue performance, including office lease and information technology maintenance and other support services expenses along with insurance premiums.

•	Low Capital Requirements. Our business model is structured to provide value-added services with low capital intensity. During 2005, our net capital expenditures were 1.2% of our revenue.

•	Strong Cash Flow Generation. Our strong brand name, full-service capabilities, and global presence enable us to generate significant revenues which, when combined with our flexible cost structure and low capital requirements, have allowed us historically to generate significant cash flow in a variety of economic conditions. In recent years, we have been using our cash flow to deleverage our balance sheet, for co-investment opportunities and to make in-fill acquisitions to round out our service lines.

•	Strong Senior Management Team and Workforce. Our most important asset is our people. We have recruited a talented and motivated work force of approximately 14,500 employees worldwide who are supported by a strong and deep senior management team consisting of a number of highly-respected executives, most of whom have over 20 years of broad experience in the real estate industry. In addition, we use equity compensation to align the interests of our senior management team with the interests of our stockholders.

Although we believe these strengths will create significant opportunities for our business, you should also be aware of the risks that may impact our competitive position, which include the following:

•	Smaller Presence in Some Markets than our Local Competitors. Although we are the largest commercial real estate services firm in the world in terms of 2005 revenue, our relative competitive position varies significantly across service categories and geographic areas. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis.

•	Exposure to Risks of International Operations. We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2005, we generated approximately 32.1% of our revenue from operations outside the United States. Because a significant portion of our revenues are derived from operations outside the United States, we are exposed to adverse changes in exchange rates and social, political and economic risks of doing business in foreign countries.

•	Geographic Concentration. During 2005, approximately 19.5% of our global revenue was generated from transactions originating in California. In addition, a significant portion of our European operations are concentrated in London and Paris. As a result, future adverse economic effects in these regions may affect us more than our competitors.

•	Leverage. Since 2004, we have been reducing overall indebtedness. However, we are still leveraged and have debt service obligations. For the year ended December 31, 2005, our interest expense was $54.3 million. In addition, the instruments governing our indebtedness impose operating and financial restrictions on the conduct of our business.

Our Growth Strategy

We believe we have built the premier integrated global services platform in our industry, which gives us a distinct competitive advantage. In developing this integrated global services platform, we acquired such entities as The Koll Company, Westmark Realty Advisors (now known as CBRE Investors), L.J. Melody & Company (now known as CBRE Melody), REI Limited and Hillier Parker May & Rowden during the 1990s and, in 2003, we acquired Insignia. Today, we believe we offer the commercial real estate services industry’s most complete suite of service offerings and that we have a leadership position in many of the top business centers around the world. Our primary business objective is to leverage this platform in order to garner an increasing share of industry revenues relative to our competitors. We believe this will enable us to maximize our long-term cash flow, sustain our competitive advantage and increase long-term stockholder value. Our strategy to achieve these business objectives consists of several elements:

•	Increase Revenue from Large Clients. We plan to capitalize on our client management strategy for our large clients, which is designed to provide them with a full range of services globally while maximizing our revenue per client. We deliver these services through relationship management teams that are charged with thoroughly understanding our customers’ business and real estate strategies and matching our services to the customers’ requirements. The global relationship manager is a highly seasoned professional who is focused on maximizing revenue per client and compensated with a salary and a performance-based bonus. The team leader is supported by salaried professionals with specialized expertise, such as marketing, financial analysis and construction, and, as needed, taps into our field-level transaction professionals for execution of client strategies. We believe this approach to client management will lead to stronger client relationships and enable us to maximize cross-selling opportunities and capture a larger share of our clients’ commercial real estate services expenditures. For example:

•	we generated repeat business in 2005 from approximately 69% of our U.S. real estate sales and leasing clients;

•	more than 65% of our corporate services clients today purchase more than one service and, in many cases, more than two;

•	the square footage we manage for our 15 largest asset services clients has grown by 97% since 2001; and

•	the 50 largest clients of the investment sales group within our real estate services line of business generated $125.0 million in revenues in 2005—up 203% from $41.3 million for the top 50 investment sales clients in 2000.

•	Capitalize on Cross-selling Opportunities. Because we believe cross-selling represents a large growth opportunity within the commercial real estate services industry, we are committed to emphasizing this opportunity across all of our clients, services and regions. Our formation of a Capital Markets Group in 2005 is the latest manifestation of this commitment. In addition, we have dedicated substantial resources and implemented several management initiatives to foster cross-selling opportunities, including our Leadership Center program, which provides intensive training for sales and management professionals as well as a customer relationship management database and sales management principles and incentives designed to improve individual productivity. We believe the combination of these initiatives will enable us to further penetrate local markets and better capitalize on our global platform.

•	Continue to Grow our Investment Management Business. Our growing investment management business provides us with an attractive revenue source through fees on assets under management and gains on the sales of assets. We also expect to achieve strong growth in this business by continuing to harness the vast resources of the entire CB Richard Ellis organization for the benefit of our investment management clients. CBRE Investors’ independent structure creates an alignment of interests with its investors, while permitting its clients to use the broad range of services provided by our other business lines. As a result, we historically have received significant revenue from the provision of services on an arm’s length basis to these clients, and we believe this will continue in the future.

•	Expansion through In-Fill Acquisitions. Strategic acquisitions are an integral component of our growth plans. In 2005, we completed seven acquisitions for an aggregate purchase price of approximately $100 million. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest. We believe that there are a number of other smaller firms throughout the world that may be suitable acquisition candidates for us. We expect that each of these acquisitions would generally be less than $100 million in total consideration and would add to our existing geographic and/or line of business platforms.

•	Focus on Improved Operating Efficiency. We have been focused for several years on efficiency improvements and contribution enhancements from our internal support services and functions including travel, marketing and entertainment as well as total headcount. We believe our efforts have contributed strongly to lower operating costs, higher margins and improved performance. For example, EBITDA grew to $454.2 million for the year ended December 31, 2005 versus $245.3 million for the year ended December 31, 2004, an increase of 85.1%. This increase was largely due to the operating leverage inherent in our business as revenue only grew by 23.1% over the same period. We will continue to look for ways to realize further operational efficiencies and cost savings in order to maximize our operating margins and cash flow.

Competition

We compete across a variety of business disciplines within the commercial real estate services industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and capital markets. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2005 revenue, our relative competitive position varies significantly across geographies, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours, including Cushman & Wakefield, Grubb & Ellis, Jones Lang LaSalle and Trammell Crow.

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

Employees

At December 31, 2005, we had approximately 14,500 employees worldwide, excluding affiliate and partner offices. At December 31, 2005, 188 of our employees were subject to collective bargaining agreements, the substantial majority of whom are on-site employees in our asset services business accounts in the New York/New Jersey area. We believe that relations with our employees are satisfactory.

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

Availability of this Report.

Our internet address is www.cbre.com. On our Investor Relations page on this web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, CB Richard Ellis, Inc., 200 Park Avenue, 17th Floor, New York, New York 10166.

Item 1A. Risk Factors

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

We have numerous significant competitors and potential future competitors, some of which may have greater financial resources than we do.

We compete across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage brokerage. In general, with respect to each of our business disciplines, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2005 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. In addition, future changes in laws could lead to the entry of other competitors, such as financial institutions. Many of our competitors are local or regional firms. Although substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2005, we generated approximately 32.1% of our revenue from operations outside the

United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws;

•	the impact of regional or country-specific business cycles and economic instability;

•	the geographic, language and cultural differences among personnel in different areas of the world;

•	greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws and clients are often slow to pay, and in some European countries, where clients also tend to delay payments;

•	political instability; and

•	foreign ownership restrictions with respect to operations in countries such as China.

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

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2005, approximately 32.1% of our business was transacted in currencies of foreign countries, the majority of which included the Euro, the British Pound Sterling, the Canadian dollar, the Hong Kong dollar, the Singapore dollar and the Australian dollar. Thus, we may experience fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. For example, during 2004, the U.S. dollar dropped in value against many of the currencies in which we conduct business.

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

A significant component of our growth has occurred through acquisitions, including our acquisition of Insignia in July 2003. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. However, future acquisitions may not be available at favorable prices or upon advantageous terms and conditions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. For example, through December 31, 2004, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia acquisition in the third quarter of 2004.

If we acquire companies in the future, we may experience integration costs and the acquired businesses may not perform as we expect.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition we have incurred $35.1 million of expenses through December 31, 2005, which are related to the integration of Insignia’s business lines, as well as accounting and other systems, into our own.

If we are unable to fully integrate the accounting and other systems of the businesses we acquire, we may not be able to effectively manage them. Moreover, the integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems.

A significant portion of our operations are concentrated in California and our business could be harmed in the event of a future economic downturn in the California real estate markets.

During 2004 and 2005, approximately 20.9% and 19.5%, respectively, of revenue was generated from transactions originating in California. As a result of the geographic concentration in California, any future economic downturn in the California commercial real estate market and in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Brett White, our Chief Executive Officer and President; and Kenneth J. Kay, our Chief Financial Officer. Messrs. White and Kay currently are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant majority of our revenues, as well as other revenue producing professionals. If any of our key employees leave, or we lose a significant number of key revenue producers, and we are unable to quickly hire and integrate qualified replacements, our business, financial condition and results of operations may suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified personnel in all areas of our business, including brokerage and property management personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

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

Our leverage and debt service obligations could harm our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

We are leveraged and have debt service obligations. For 2005, our interest expense was $54.3 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Our debt could have other important consequences, which include, but are not limited to, the following:

•	we could be required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, strategic acquisitions, investments, joint ventures and other general corporate requirements;

•	our interest expense could increase if interest rates increase because the loans under our amended and restated credit agreement governing our senior secured credit facilities bear interest at floating rates;

•	our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry;

•	our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness, which, among others, require us to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects; and

•

from time to time, Moody’s Investors Service and Standard & Poor’s Ratings Service rate our outstanding senior secured term loan, our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011. These ratings may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any such future borrowings and could also cause a decline in the market price of our common stock or changes in the interest rate for the term loan under our most recently amended and restated credit agreement.

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee that we will be able to do.

We are able to incur more indebtedness, which may intensify the risks associated with our leverage, including our ability to service our indebtedness.

Our amended and restated credit agreement governing our senior secured credit facilities and the indentures relating to our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011 permit us, subject to specified conditions, to incur a significant amount of additional indebtedness, including up to $150.0 million of additional indebtedness under our revolving credit facility. Our amended and restated credit agreement also permits us to borrow up to $25.0 million of additional term loans under our term loan facility, subject to the satisfaction of customary conditions. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Our debt instruments impose operating and financial restrictions on us, and in the event of a default, all of our borrowings would become immediately due and payable.

Our debt instruments, including the indentures governing our 9 3/4% senior notes due 2010, our 11 1/4% senior subordinated notes due 2011 and our amended and restated credit agreement, impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability and our restricted subsidiaries’ abilities to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make distributions on capital stock or redeem or repurchase capital stock;

•	repurchase equity interests;

•	make investments;

•	create restrictions on the payment of dividends or other amounts to us;

•	transfer or sell assets, including the stock of subsidiaries;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale/leaseback transactions; and

•	enter into mergers or consolidations.

Our amended and restated credit agreement also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

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

In connection with the incurrence of indebtedness under our senior secured credit facilities and the completion of our acquisition of Insignia, the lenders under our senior secured credit facilities received a pledge of all of our equity interests in our significant domestic subsidiaries, including CB Richard Ellis Services, Inc., CB Richard Ellis Investors, LLC, CBRE Melody, Insignia and CB Richard Ellis Real Estate Services, LLC, and 65% of the voting stock of our foreign subsidiaries that is held directly by us or our domestic subsidiaries. Additionally, these lenders generally have a lien on substantially all of our accounts receivable, cash, general intangibles, investment property and future acquired material property. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the senior secured credit facilities, the lenders under the senior secured credit facilities will be entitled to foreclose on substantially all of our assets and liquidate these assets.

Our co-investment activities subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2005, we had committed $31.2 million to fund future co-investments. We expect that approximately $18.8 million of these commitments will be funded during 2006. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is also a very important part of CB Richard Ellis Investor’s investment management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

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

Due to the broad geographic scope of our operations and the numerous forms of real estate services performed, we are subject to numerous federal, state, local and foreign laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions requires us to maintain brokerage licenses in each U.S. state in which we operate. If we fail to maintain our licenses or conduct brokerage activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous U.S. state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that increase the costs of compliance.

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

Our stock price is affected by a number of factors, including quarterly variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. In addition, the stock market, in general, has historically experienced significant price and volume fluctuations. Any of these factors may cause declines in the market price of our common stock. When the market price of a company’s common stock drops significantly, stockholders sometimes institute securities class action lawsuits against the company. A securities class action lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources from our business.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	the failure of properties managed by us to perform as anticipated;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	foreign currency fluctuations;

•	our ability to complete future acquisitions on favorable terms;

•	integration issues and costs relating to acquired businesses;

•	an economic downturn in the California real estate market;

•	significant variability in our results of operations among quarters;

•	our leverage and debt service obligations and ability to incur additional indebtedness;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	the success of our co-investment and joint venture activities;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	the ability of our Global Investment Management segment to realize values in investment funds to offset incentive compensation expense related thereto;

•	changes in the key components of revenue growth for large commercial real estate services companies, including consolidation of client accounts and increasing levels of institutional ownership of commercial real estate;

•	reliance of companies on outsourcing for their commercial real estate needs;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maximize cross-selling opportunities;

•	trends in use of large, full-service real estate providers;

•	diversification of our client base;

•	improvements in operating efficiency;

•	protection of our global brand;

•	trends in pricing for commercial real estate services;

•	the ability of CBRE Melody to periodically amend, or replace, on satisfactory terms the agreements for its warehouse lines of credit;

•	our ability to achieve annual cash interest savings;

•	the effect of implementation of new tax and accounting rules and standards; and

•	the other factors described in this Annual Report on Form 10-K, including under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices as of December 31, 2005:

Location	Sales Offices	Corporate Offices	Total
Americas	135	2	137
Europe, Middle East and Africa (EMEA)	56	1	57
Asia Pacific	27	1	28

Total	218	4	222

As of December 31, 2005, our Global Investment Management segment occupied 15 offices, including eleven in the Americas (all in the United States) and four in EMEA. Since some of our offices contain both employees of our Global Investment Management segment and our other segments, offices of our Global Investment Management segment have not been included above, as to do so could be duplicative.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

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

	Price Range
Fiscal Year 2005	High	Low
Quarter ending March 31, 2005	$38.85	$31.20
Quarter ending June 30, 2005	$44.20	$31.75
Quarter ending September 30, 2005	$50.00	$41.00
Quarter ending December 31, 2005	$59.77	$45.05

Fiscal Year 2004
Quarter ending June 30, 2004 (commencing June 10, 2004)	$19.10	$18.20
Quarter ending September 30, 2004	$23.64	$18.78
Quarter ending December 31, 2004	$33.94	$23.51

The closing share price for our Class A common stock on December 30, 2005, as reported by the New York Stock Exchange, was $58.85. As of December 31, 2005, there were 224 stockholders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance future growth and reduce debt. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that the board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by the amended and restated credit agreement governing our senior secured credit facilities and the indentures relating to our 9 3/4% senior notes due 2010 and our 11 1/4% senior subordinated notes due 2011.

Recent Sales of Unregistered Securities

Except as otherwise indicated, all information in this Item 5 of Part II gives effect to the 3-for-1 stock split of our outstanding Class A common stock and Class B common stock on May 4, 2004, which split was effected by a stock dividend, and the 1-for-1.0825 reverse stock split of our outstanding Class A common stock and Class B common stock on June 7, 2004. In the three years prior to December 31, 2005, we issued the following unregistered securities in private placements conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving public offerings:

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2005. All outstanding awards relate to our common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	5,797,016	$16.38	4,201,272	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	5,797,016	$16.38	4,201,272

(1)	Consists of our 2004 Stock Incentive Plan and our 2001 Stock Incentive Plan (no further awards may be issued under our 2001 Stock Incentive Plan, which was terminated in June 2004 in connection with the adoption of the 2004 Stock Incentive Plan).

(2)	Under the 2004 Stock Incentive Plan, we may issue Stock Awards, including but not limited to restricted stock bonuses and restricted stock units, as that term is defined in the 2004 Stock Incentive Plan. Each Stock Award other than a stock option or stock appreciation right shall reduce the number of shares reserved for issuance under the 2004 Stock Incentive Plan by 2.25.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2005. On July 20, 2001, we acquired CB Richard Ellis Services, Inc. The selected historical financial data for the period ended July 20, 2001 is derived from the consolidated financial statements of CB Richard Ellis Services, our “predecessor company.” The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the year ended December 31, 2002, the period from February 20 (inception) to December 31, 2001 and for the period from January 1 to July 20, 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 were derived from our or our predecessor’s audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED CONSOLIDATING FINANCIAL INFORMATION

(Dollars in thousands, except share data)

	CB Richard Ellis Group, Inc.					Predecessor Company
	Year ended December 31,				Period From February 20 (inception) to December 31, 2001 (2)	Period From January 1 to July 20, 2001
	2005	2004	2003 (1)	2002
STATEMENTS OF OPERATIONS DATA:
Revenue	$2,910,641	$2,365,096	$1,630,074	$1,170,277	$562,828	$607,934
Operating income (loss)	372,406	171,008	25,830	96,736	61,178	(17,048)
Interest income	9,267	6,926	4,623	3,272	2,427	1,567
Interest expense	54,327	68,080	72,319	60,501	29,717	20,303
Loss on extinguishment of debt	7,386	21,075	13,479	—	—	—
Net income (loss)	217,341	64,725	(34,704)	18,727	17,426	(34,020)
EPS (3)(4):
Basic	2.94	0.95	(0.68)	0.45	0.80	(1.60)
Diluted	2.84	0.91	(0.68)	0.44	0.79	(1.60)
Weighted average shares (4)(5):
Basic	74,043,022	67,775,406	50,918,572	41,640,576	21,741,351	21,306,584
Diluted	76,618,352	71,345,073	50,918,572	42,185,989	21,920,915	21,306,584
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$359,656	$187,207	$87,546	$79,989	$93,833	$(117,477)
Net cash used in investing activities	(115,509)	(28,351)	(308,400)	(39,237)	(263,892)	(14,892)
Net cash (used in) provided by financing activities	(47,272)	(67,366)	303,664	(17,838)	213,831	126,230
OTHER DATA:
EBITDA (6)	$454,184	$245,340	$132,817	$130,676	$74,930	$11,482

	CB Richard Ellis Group, Inc.
	As of December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Cash and cash equivalents	$449,289	$256,896	$163,881	$79,701	$57,450
Total assets	2,815,672	2,271,636	2,213,481	1,324,876	1,354,512
Long-term debt, including current portion	561,069	612,838	802,705	509,715	517,423
Total liabilities	2,015,163	1,705,763	1,873,896	1,067,920	1,097,693
Total stockholders’ equity	793,685	559,948	332,929	251,341	252,523

Note: We and our predecessor have not declared any cash dividends on common stock for the periods shown.

(1)	The results for the year ended December 31, 2003 include the operations of Insignia Financial Group, Inc. from July 23, 2003, the date Insignia was acquired by our wholly owned subsidiary, CB Richard Ellis Services.
(2)	The results for the period from February 20 (inception) to December 31, 2001 include the activities of CB Richard Ellis Services from July 20, 2001, the date we acquired CB Richard Ellis Services.
(3)	EPS represents earnings (loss) per share. See Earnings (Loss) Per Share information in Note 15 of our Notes to Consolidated Financial Statements.
(4)	EPS and weighted average shares for our predecessor company do not reflect the 3-for-1 stock split of our outstanding Class A common stock and Class B common stock effected on May 4, 2004, or the 1-for-1.0825 reverse stock split of our outstanding Class A common stock and Class B common stock effected on June 7, 2004 because our predecessor was a different legal entity.
(5)	For the period from February 20 (inception) to December 31, 2001, the 21,741,351 and the 21,920,915 shares represent the weighted average shares outstanding for basic and diluted earnings per share, respectively. These balances take into consideration the lower number of shares outstanding prior to July 20, 2001, the date we acquired CB Richard Ellis Services.
(6)	EBITDA represents earnings before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

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

EBITDA is calculated as follows (dollars in thousands):

	CB Richard Ellis Group, Inc.					Predecessor Company
	Year ended December 31,				Period From February 20 (inception) to December 31, 2001	Period From January 1 to July 20, 2001
	2005	2004	2003	2002
Net income (loss)	$217,341	$64,725	$(34,704)	$18,727	$17,426	$(34,020)
Add:
Depreciation and amortization	45,516	54,857	92,622	24,614	12,198	25,656
Interest expense	54,327	68,080	72,319	60,501	29,717	20,303
Loss on extinguishment of debt	7,386	21,075	13,479	—	—	—
Provision (benefit) for income taxes	138,881	43,529	(6,276)	30,106	18,016	1,110
Less:
Interest income	9,267	6,926	4,623	3,272	2,427	1,567

EBITDA	$454,184	$245,340	$132,817	$130,676	$74,930	$11,482

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services firm, based on 2005 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2005, excluding affiliates and partner offices, we operated in more than 220 offices worldwide with approximately 14,500 employees providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial mortgage origination/servicing, integrated capital markets (equity and debt) solutions, commercial property and corporate facility management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees. In 2005, we were the only commercial real estate services company included on the Fortune 1000 list of the largest publicly-held companies.

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

Beginning in 2003 and continuing through 2005, economic conditions in the United States improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in sales and leasing activities and we expect this trend to continue in the near term. However, in the event of a slowdown in the United States economy, our revenue growth could be negatively impacted.

Adverse changes in economic conditions would also affect our compensation expense, which is structured to decrease in line with any decrease in revenues. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe, our management can look to improve operational performance through reduced senior management bonuses as well as the cutting of capital expenditures and other discretionary operating expenses. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our future financial condition and results of operations.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage banking services through our 1996 acquisition of L.J. Melody & Company (now known as CBRE Melody) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors (now known as CB Richard Ellis Investors) and our 1997 acquisition of Koll Real Estate Services. Our largest acquisition to date was our 2003 acquisition of Insignia Financial Group, Inc. (Insignia), which not only significantly increased the scale of our real estate advisory services and outsourcing services business lines in the Americas segment but also significantly increased our presence in the New York, London and Paris metropolitan areas.

Strategic in-fill acquisitions are an integral component of our growth plans. In 2005, we completed seven acquisitions for an aggregate purchase price of approximately $100 million, including our acquisitions of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom. In early January 2006, we increased our investment in our Japanese affiliate, IKOMA CB Richard Ellis KK to 51% and agreed to further increase our ownership interest over time. These three international acquisitions are a good example of our efforts to broaden our geographic coverage. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2004, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through December 31, 2005, we have incurred $35.1 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own. We expect to incur total integration expenses of approximately $8.5 million during 2006, which include residual Insignia-related integration costs as well as similar costs related to our strategic in-fill acquisitions in 2005 and early 2006.

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

Our international operations also are subject to, among other things, political instability and changing regulatory environments, which may adversely affect our future financial condition and results of operations. Our management routinely monitors these risks and related costs and evaluates the appropriate amount of resources to allocate towards business activities in foreign countries where such risks and costs are particularly significant.

Leverage

We are leveraged and have debt service obligations. Although our management believes that the incurrence of this long-term indebtedness has been important in the development of our business, including facilitating our acquisition of Insignia in 2003 (the Insignia Acquisition), the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry.

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

In addition, on June 15, 2004 we received aggregate net proceeds of approximately $135.0 million, after deducting the underwriting discounts and commissions and offering expenses payable by us, in connection with the sale of 7,726,764 shares of our Class A common stock pursuant to the completion of our initial public offering. During June 2004, we used a portion of the net proceeds received from the offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement and during July 2004, we used the remaining net proceeds we received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9 3/4% senior notes. Lastly, during 2005, we repurchased $42.7 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. Our management expects to continue to look for opportunities to reduce our debt in the future.

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

Investment management and property management fees are generally based upon percentages of the revenue or profit generated by the entities managed and are recognized when earned under the provisions of the related management agreements. Our Global Investment Management segment also earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied. With many of these investments, our Global Investment Management team has participation interests in such incentive fees. These participation interests are generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period.

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

Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are variable interest entities in which we are not the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), or FIN 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” are accounted for under the equity method. Accordingly, our share of the earnings from these equity-method basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any impairment in value.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities of acquired businesses, with the majority of the balance resulting from our acquisition of CB Richard Ellis Services in 2001 and our acquisition of Insignia in 2003. Other intangible assets include trademarks, which were separately identified as a result of the 2001 acquisition, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the

United Kingdom that was owned by Insignia prior to the Insignia Acquisition. Both the trademarks and the trade name are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include management contracts, loan servicing rights, franchise agreements and a trade name, which are all being amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment based in part on a third-party valuation as of the beginning of the fourth quarter of each year. We also assess goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2005, 2004 and 2003, and determined that no impairment existed as of those dates.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable.

Basis of Presentation

Recent Significant Acquisitions

On July 23, 2003, pursuant to an amended and restated agreement and plan of merger, dated as of May 28, 2003, by and among us, CB Richard Ellis Services, Apple Acquisition Corp., a Delaware corporation and wholly owned subsidiary of CB Richard Ellis Services, and Insignia, Apple Acquisition was merged with and into Insignia. Insignia was the surviving corporation in the merger and at the effective time of the merger became a wholly owned subsidiary of CB Richard Ellis Services. Also on July 23, 2003, immediately prior to the completion of the merger, Insignia completed the sale of its real estate investment assets to Island Fund I LLC for cash consideration of $36.9 million pursuant to a purchase agreement, dated as of May 28, 2003, among us, CB Richard Ellis Services, Apple Acquisition, Insignia and Island Fund. These real estate investment assets consisted of Insignia subsidiaries and joint ventures that held (1) minority investments in office, retail, industrial, apartment and hotel properties, (2) minority investments in office development projects and a related undeveloped parcel of land, (3) wholly owned or consolidated investments in Norman, Oklahoma, New York City and the U.S. Virgin Islands and (4) investments in private equity funds that invest in mortgage-backed debt securities and other real estate-related assets.

Segment Reporting

We report our operations through four segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific and (4) Global Investment Management. The Americas consists of operations located in the United States, Canada, Mexico and Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in the United States, Europe and Asia.

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Revenue	$2,910,641	100.0%	$2,365,096	100.0%	$1,630,074	100.0%
Costs and expenses:
Cost of services	1,470,087	50.5	1,203,765	50.9	796,428	48.8
Operating, administrative and other	1,022,632	35.1	909,892	38.5	678,377	41.6
Depreciation and amortization	45,516	1.6	54,857	2.3	92,622	5.7
Merger-related charges	—	—	25,574	1.1	36,817	2.3

Operating income	372,406	12.8	171,008	7.2	25,830	1.6
Equity income from unconsolidated subsidiaries	38,425	1.3	20,977	0.9	14,930	0.9
Minority interest expense	2,163	0.1	1,502	0.1	565	—
Interest income	9,267	0.3	6,926	0.3	4,623	0.3
Interest expense	54,327	1.9	68,080	2.9	72,319	4.5
Loss on extinguishment of debt	7,386	0.2	21,075	0.9	13,479	0.8

Income (loss) before provision (benefit) for income taxes	356,222	12.2	108,254	4.5	(40,980)	(2.5)
Provision (benefit) for income taxes	138,881	4.8	43,529	1.8	(6,276)	(0.4)

Net income (loss)	$217,341	7.4%	$64,725	2.7%	$(34,704)	(2.1)%

EBITDA	$454,184	15.6%	$245,340	10.4%	$132,817	8.1%

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

EBITDA is calculated as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income (loss)	$217,341	$64,725	$(34,704)
Add:
Depreciation and amortization	45,516	54,857	92,622
Interest expense	54,327	68,080	72,319
Loss on extinguishment of debt	7,386	21,075	13,479
Provision (benefit) for income taxes	138,881	43,529	(6,276)
Less:
Interest income	9,267	6,926	4,623

EBITDA	$454,184	$245,340	$132,817

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We reported consolidated net income of $217.3 million for the year ended December 31, 2005 on revenue of $2.9 billion as compared to consolidated net income of $64.7 million on revenue of $2.4 billion for the year ended December 31, 2004.

Our revenue on a consolidated basis increased by $545.5 million, or 23.1%, as compared to the year ended December 31, 2004. The revenue growth was primarily driven by higher worldwide transaction revenue as well as increased appraisal and management fees. Additionally, the continued anticipation of interest rate hikes in the United States during the current year drove an increase in loan origination volume, which resulted in higher loan origination fees. Investment management fees also increased primarily due to improved performance in the United States. Foreign currency translation had a $2.2 million positive impact on total revenue during the year ended December 31, 2005.

Our cost of services on a consolidated basis increased by $266.3 million, or 22.1%, during the year ended December 31, 2005 as compared to the year ended December 31, 2004. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Foreign currency translation had a $1.7 million negative impact on cost of services during the year ended December 31, 2005. Cost of services as a percentage of revenue was relatively consistent between periods at 50.5% for the year ended December 31, 2005 versus 50.9% for the year ended December 31, 2004.

Our operating, administrative and other expenses on a consolidated basis were $1,022.6 million, an increase of $112.7 million, or 12.4%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses, as well as increased marketing costs, all of which resulted from our improved operating performance. The year-over-year overall increase in operating expenses was partially muted by the absence of $15.0 million of one-time compensation expense related to our initial public offering, $5.1 million in write-downs of investments in our Americas business segment and $3.9 million of Insignia-related costs, all of which significantly impacted the results for the prior year. Finally, foreign currency translation had a $5.0 million negative impact on total operating expenses during the year ended December 31, 2005. Operating expenses as a percentage of revenue decreased from 38.5% for the year ended December 31, 2004 to 35.1% for the year ended December 31, 2005, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense on a consolidated basis decreased by $9.3 million, or 17.0%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease was largely due to lower amortization expense related to intangibles acquired in the Insignia Acquisition, particularly relative to acquired net revenue backlog. As of December 31, 2004, the intangible asset representing the net revenue backlog acquired in the Insignia Acquisition was fully amortized.

Our merger-related charges on a consolidated basis were $25.6 million for the year ended December 31, 2004. These charges primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition. We incurred our final merger-related charges associated with the Insignia Acquisition during the quarter ended September 30, 2004.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $17.4 million, or 83.2%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to improved performance in our Global Investment Management segment, resulting from gains realized from the disposition of assets maintained in our investment portfolios as well as higher equity income recognized from the ownership of affiliated companies which have also benefited from improved performance. These increases were partially offset by a reduction in earnings in Asian investments in our Global Investment Management segment.

Our consolidated interest income was $9.3 million for the year ended December 31, 2005, an increase of $2.3 million, or 33.8%, as compared to the year ended December 31, 2004. This increase was primarily driven by higher average cash balances maintained in the current year as a result of our improved results as well as rising interest rates.

Our consolidated interest expense was $54.3 million for the year ended December 31, 2005, a decrease of $13.8 million, or 20.2%, as compared to the year ended December 31, 2004. This decline was primarily driven by interest savings realized as a result of debt repayments during 2004 and 2005. Our management expects to continue to look for opportunities to reduce our debt in the future.

Our loss on extinguishment of debt on a consolidated basis was $7.4 million and $21.1 million for the year ended December 31, 2005 and 2004, respectively. The loss incurred for the year ended December 31, 2005 related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with repurchases of our 11 1/4% senior subordinated notes in the open market. The loss incurred in the prior year related to write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the redemptions of $70.0 million in aggregate principal amount of our 9 3/4% senior notes and $38.3 million in aggregate principal amount of our 16.0% senior notes with the net proceeds received from our initial public offering as well as in connection with the $21.6 million repurchase of our 11 1/4% senior subordinated notes in the open market during May and June 2004. We expect to incur additional charges of this type as we continue our deleveraging efforts in the future.

Our provision for income taxes on a consolidated basis was $138.9 million for the year ended December 31, 2005 as compared to $43.5 million for the year ended December 31, 2004. The increase in the provision for income taxes is mainly attributable to the significant increase in pre-tax income over 2004. The effective tax rate decreased only slightly to 39.0% for the year ended December 31, 2005 from 40.2% for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

We reported consolidated net income of $64.7 million for the year ended December 31, 2004 on revenue of $2.4 billion as compared to a consolidated net loss of $34.7 million on revenue of $1.6 billion for the year ended December 31, 2003.

Our revenue on a consolidated basis increased by $735.0 million, or 45.1%, during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily due to the combination of the Insignia Acquisition and organic market share growth. The strong revenue growth in 2004 was driven by significantly higher sales transaction revenue as well as increased lease transaction, management, consulting and appraisal fees. In our Global Investment Management segment, we generated higher investment management fees as a result of incentive fees earned in Japan as well as the growth of our business in the United Kingdom, which was partially attributable to the Insignia Acquisition. Additionally, with the anticipation of rising interest rates in the United States earlier in 2004, we experienced an increase in loan origination fees in our Americas business segment. Finally, foreign currency translation had a $68.8 million positive impact on total revenue during the year ended December 31, 2004.

Our cost of services on a consolidated basis increased by $407.3 million, or 51.1%, during the year ended December 31, 2004 as compared to the year ended December 31, 2003. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the overall increase in revenue. The Insignia Acquisition contributed to higher payroll-related costs, including bonus accruals, insurance and benefits, producer retention and broker draw amortization. Producer retention bonuses were paid to the top real estate advisory services professionals that we retained in the acquisition. The producer retention expense represents the amortization of these bonuses, which have been amortized through cost of services over the lives of the related employment agreements. As part of our refinement of the purchase price allocation for the Insignia Acquisition, during the three months ended March 31, 2004, we assigned a $6.6 million fair value to a broker draw asset acquired in the Insignia Acquisition. Based on our management’s estimates, we generally derive benefit from brokers participating in our draw program over two years. Accordingly, we estimated that we would derive benefit from the broker draw asset related to Insignia’s brokers over two years from the date of the Insignia Acquisition and, accordingly, we amortized it on a straight-line basis, which reflected the pattern in which the economic benefits of the broker draw asset were consumed. During the year ended December 31, 2004, we recorded $4.7 million for the amortization of this broker draw asset, which included a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. The producer retention and the broker draw amortization were considered integration costs associated with the Insignia Acquisition and together amounted to $10.4 million for the year ended December 31, 2004. Foreign currency translation had a $29.8 million negative impact on cost of services during the year ended December 31, 2004. Cost of services as a percentage of revenue increased from 48.8% for the year ended December 31, 2003 to 50.9% for the year ended December 31, 2004, primarily driven by producers reaching higher commission tranches as a result of higher revenue as well as the producer retention and broker draw amortization recorded in 2004 and the mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition.

Our operating, administrative and other expenses on a consolidated basis were $909.9 million, an increase of $231.5 million, or 34.1%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily driven by higher costs as a result of the Insignia Acquisition as well as increased worldwide payroll-related expenses, such as bonuses and insurance and benefits, higher marketing expenses, increased net legal costs and higher occupancy expenses, particularly in our EMEA business segment. Professional fees of $5.5 million in 2004 related to ongoing Sarbanes-Oxley compliance work and the write-down of investments of $5.1 million in our Americas business segment also contributed to the variance. During 2004, we also incurred one-time compensation expense of $15.0 million related to bonus payments that were triggered by our initial public offering and were payable to several of our non-executive real estate advisory services employees as a result of provisions in their employment agreements. Additionally, in 2003 total operating expenses were reduced by substantial net foreign currency transaction gains resulting from a weaker U.S. dollar, while in 2004 we experienced only moderate net foreign currency transaction gains. The lower net foreign currency transaction gains experienced in the current year were a result of the U.S. dollar weakening at a slower pace as compared to the prior year, particularly relative to the Australian and New Zealand dollars. Additionally, net foreign currency transaction gains were offset in 2004 by $1.8 million of expense incurred related to option agreements entered into, which expired on December 29, 2004. Finally, foreign currency translation had a $30.4 million negative impact on total operating expenses during the year ended December 31, 2004.

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

Our merger-related charges on a consolidated basis were $25.6 million and $36.8 million for the years ended December 31, 2004 and 2003, respectively. The charges for both years primarily consisted of lease termination costs associated with vacated spaces, consulting costs and severance costs, all of which were attributable to the Insignia Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $6.0 million, or 40.5%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily due to the improved overall performance of our equity investments in our Americas business segment and our Global Investment Management segment, particularly in Japan and the United Kingdom. These increases were partially offset, on a year-over-year comparison basis, by the impact of a one-time gain on the sale of owned units in an investment fund recognized in the prior year in the United States in our Global Investment Management segment.

Our consolidated interest income was $6.9 million for the year ended December 31, 2004, an increase of $2.3 million, or 49.8%, as compared to the year ended December 31, 2003. This increase was primarily driven by higher average cash balances maintained in 2004 largely due to the Insignia Acquisition.

Our consolidated interest expense was $68.1 million for the year ended December 31, 2004, a decrease of $4.2 million, or 5.9%, as compared to the year ended December 31, 2003, primarily due to interest savings realized as a result of debt repayments starting in the fourth quarter of 2003 and continuing throughout 2004.

Our loss on the extinguishment of debt on a consolidated basis was $21.1 million and $13.5 million for the years ended December 31, 2004 and 2003, respectively. The loss incurred during 2004 was related to the write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the redemptions of $70.0 million in aggregate principal amount of our 9 3/4% senior notes and $38.3 million in aggregate principal amount of our 16.0% senior notes with the net proceeds received from our initial public offering. Additionally, we incurred a loss of $4.0 million in the second quarter of 2004 related to the write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, in connection with the $21.6 million repurchase of our 11 1/4% senior subordinated notes in the open market during May and June 2004. The loss in 2003 related to the write-off of unamortized deferred financing fees associated with a prior credit facility, which was replaced in connection with the Insignia Acquisition, and the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, in connection with the redemption of $30.0 million in aggregate principal amount of our 16.0% senior notes in the fourth quarter of 2003.

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

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, and Global Investment Management operating segments for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Americas
Revenue	$2,011,647	100.0%	$1,660,307	100.0%	$1,155,461	100.0%
Costs and expenses:
Cost of services	1,117,019	55.5	924,856	55.7	609,629	52. 8
Operating, administrative and other	621,009	30.9	569,195	34.3	438,425	37.9
Depreciation and amortization	30,782	1.5	37,514	2.3	56,865	4.9
Merger-related charges	—	—	22,038	1.3	20,367	1.8

Operating income	$242,837	12.1%	$106,704	6.4%	$30,175	2.6%

EBITDA	$286,887	14.3%	$154,506	9.3%	$95,113	8.2%

EMEA
Revenue	$594,081	100.0%	$459,741	100.0%	$298,725	100.0%
Costs and expenses:
Cost of services	265,914	44.8	206,258	44.9	135,864	45.5
Operating, administrative and other	223,365	37.6	207,326	45.1	136,644	45.8
Depreciation and amortization	10,468	1.7	12,050	2.6	31,110	10.4
Merger-related charges	—	—	3,205	0.7	15,958	5.3

Operating income (loss)	$94,334	15.9%	$30,902	6.7%	$(20,851)	(7.0)%

EBITDA	$104,493	17.6%	$42,433	9.2%	$10,053	3.4%

Asia Pacific
Revenue	$177,603	100.0%	$151,034	100.0%	$107,501	100.0%
Costs and expenses:
Cost of services	87,154	49.1	72,651	48.1	50,935	47.3
Operating, administrative and other	64,173	36.1	57,354	38.0	46,802	43.5
Depreciation and amortization	2,430	1.4	2,476	1.6	2,226	2.1
Merger-related charges	—	—	—	—	492	0.5

Operating income	$23,846	13.4%	$18,553	12.3%	$7,046	6.6%

EBITDA	$27,285	15.4%	$21,584	14.3%	$9,633	9.0%

Global Investment Management
Revenue	$127,310	100.0%	$94,014	100.0%	$68,387	100.0%
Costs and expenses:
Operating, administrative and other	114,085	89.6	76,017	80.8	56,506	82.7
Depreciation and amortization	1,836	1.4	2,817	3.0	2,421	3.5
Merger-related charges	—	—	331	0.4	—	—

Operating income	$11,389	9.0%	$14,849	15.8%	$9,460	13.8%

EBITDA	$35,519	27.9%	$26,817	28.5%	$18,018	26.3%

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

We do not allocate net interest expense, loss on extinguishment of debt or provision (benefit) for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Americas
Operating income	$242,837	$106,704	$30,175
Adjustments:
Depreciation and amortization	30,782	37,514	56,865
Equity income from unconsolidated subsidiaries	14,096	10,709	8,467
Minority interest expense	(828)	(421)	(394)

EBITDA	$286,887	$154,506	$95,113

EMEA
Operating income (loss)	$94,334	$30,902	$(20,851)
Adjustments:
Depreciation and amortization	10,468	12,050	31,110
Equity income from unconsolidated subsidiaries	282	83	14
Minority interest expense	(591)	(602)	(220)

EBITDA	$104,493	$42,433	$10,053

Asia Pacific
Operating income	$23,846	$18,553	$7,046
Adjustments:
Depreciation and amortization	2,430	2,476	2,226
Equity income from unconsolidated subsidiaries	1,187	936	132
Minority interest (expense) income	(178)	(381)	229

EBITDA	$27,285	$21,584	$9,633

Global Investment Management
Operating income	$11,389	$14,849	$9,460
Adjustments:
Depreciation and amortization	1,836	2,817	2,421
Equity income from unconsolidated subsidiaries	22,860	9,249	6,317
Minority interest expense	(566)	(98)	(180)

EBITDA	$35,519	$26,817	$18,018

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Americas

Revenue increased by $351.3 million, or 21.2%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The overall increase was primarily driven by continued strong investment sales activity, improved leasing activity, higher appraisal and management fees and increased loan origination fees. Foreign currency translation had an $8.3 million positive impact on total revenue during the year ended December 31, 2005.

Cost of services increased by $192.2 million, or 20.8%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $3.5 million negative impact on cost of services during the year ended December 31, 2005. Cost of services as a percentage of revenue remained relatively consistent for the year ended December 31, 2005 in comparison to the year ended December 31, 2004. The increase in cost of services as a percentage of revenue due to producers reaching higher commission tranches as a result of higher revenue was offset by a decrease in cost of services as a percentage of revenue as a result of lower payroll related costs as well as lower broker draw amortization in the current year. During the year ended December 31, 2004, we recorded $4.7 million of broker draw amortization, which included a $1.4 million one-time adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. The amortization of the broker draw asset acquired in the Insignia Acquisition reflected the pattern in which the associated economic benefits were consumed, the fair value of which was refined during the three months ended March 31, 2004. As of July 31, 2005, the net broker draw asset was fully amortized.

Operating, administrative and other expenses increased $51.8 million, or 9.1%, mainly driven by higher payroll-related costs, including bonuses, as well as increased marketing costs, which primarily resulted from supporting our growing revenues. The year-over-year overall increase in operating, administrative and other expenses was partially muted by the absence of $15.0 million of one-time compensation expense related to our initial public offering, $5.1 million in write-downs of investments and $3.6 million of Insignia-related costs, all of which significantly impacted the results for the prior year. Foreign currency translation had a $3.7 million negative impact on total operating expenses during the year ended December 31, 2005.

EMEA

Revenue increased by $134.3 million, or 29.2%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily driven by higher transaction revenue, particularly in the United Kingdom, France and Germany, as well as increased appraisal fees throughout the region. Foreign currency translation had a $10.9 million negative impact on total revenue during the year ended December 31, 2005.

Cost of services increased $59.7 million, or 28.9%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount. Foreign currency translation had a $4.0 million positive impact on cost of services during the year ended December 31, 2005. Cost of services as a percentage of revenue was relatively consistent between periods at 44.8% for the year ended December 31, 2005 versus 44.9% for the year ended December 31, 2004.

Operating, administrative and other expenses increased by $16.0 million, or 7.7%, mainly due to higher payroll-related costs, including bonuses, as well as increased marketing costs in the region, which were consistent with the improved results. These increases were partially offset by a decline in occupancy costs in the United Kingdom, primarily resulting from lower charges for idle facilities in the current year. Foreign currency translation had a $0.5 million positive impact on total operating expenses during the year ended December 31, 2005.

Asia Pacific

Revenue increased by $26.6 million, or 17.6%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was primarily driven by higher business activity levels throughout the region generally, as well as revenue from expanding markets, such as China. Foreign currency translation had a $4.8 million positive impact on total revenue during the year ended December 31, 2005.

Cost of services increased by $14.5 million, or 20.0%, mainly due to higher commissions, which were consistent with higher transaction revenue. Producer compensation expense was also higher, primarily in Australia and China, as a result of headcount increases. Foreign currency translation had a $2.2 million negative impact on cost of services for the year ended December 31, 2005.

Operating, administrative and other expenses increased by $6.8 million, or 11.9%, primarily due to an increase in payroll-related costs, including bonuses, which was consistent with the improved results throughout the region. Foreign currency translation had a $1.8 million negative impact on total operating expenses during the year ended December 31, 2005.

Global Investment Management

Revenue increased by $33.3 million, or 35.4%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was primarily driven by $28.0 million of carried interest revenue earned from funds liquidating in the United States.

Operating, administrative and other expenses increased by $38.1 million, or 50.1%, primarily due to higher incentive compensation accruals of $33.9 million for key executives related to participation interests in certain real estate investments under management. For the year ended December 31, 2005, we recorded a total of $35.9 million of incentive compensation expense related to carried interest revenue, part of which pertained to the $28.0 million of revenue recognized in 2005 with the remainder (approximately $19.3 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in 2006 and future years will more than offset the $19.3 million accrued incentive compensation previously recognized. Foreign currency translation did not have a significant impact on this operating segment during the current year.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Americas

Revenue increased by $504.8 million, or 43.7%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The overall increase was primarily driven by the combination of the Insignia Acquisition and organic market share growth, particularly in our real estate services area of our advisory services line of business. As a result of the Insignia Acquisition, for the year ended December 31, 2004, we generated higher transaction revenues particularly relative to leasing activity, primarily in the New York area, as well as increased property management fees. Organic growth was fueled by the continued improvement of general economic conditions, which led to an increase in lease transaction revenue. Organic sales transaction revenue growth was robust due to favorably low interest rates and investors’ increased allocation of funds to real estate, while the anticipation of higher interest rates resulted in higher loan origination fees primarily during the first part of 2004. Foreign currency translation had a $5.6 million positive impact on total revenue for the year ended December 31, 2004.

Cost of services increased by $315.2 million, or 51.7%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily due to higher commission expense, bonus accruals, insurance and benefits, producer retention and broker draw amortization as a result of the overall increase in revenue as well as due to the Insignia Acquisition. The producer retention expense, which represents amounts paid to the top real estate advisory services professionals of Insignia that we retained at the time of the acquisition, has been amortized through cost of services over the respective lives of their underlying employment agreements. The broker draw amortization of $4.7 million includes a $1.4 million adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. It also reflects the pattern in which the economic benefits of the broker draw asset acquired in the Insignia Acquisition are consumed, the fair value of which was refined during the three months ended March 31, 2004. Both the producer retention and the broker draw amortization are considered integration costs associated with the Insignia Acquisition and together amounted to $8.0 million for the year ended December 31, 2004. Foreign currency translation had a $2.9 million negative impact on cost of services during the year ended December 31, 2004. Cost of services as a percentage of revenue increased from 52.8% for the year ended December 31, 2003 to 55.7% for the year ended December 31, 2004, primarily driven by producers reaching higher commission tranches as a result of higher revenue production as well as the producer retention and broker draw amortization recorded in 2004 and the new mix of compensation structures as a result of compensation plans adopted in the Insignia Acquisition.

Operating, administrative and other expenses increased $130.8 million, or 29.8%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily driven by higher costs as a result of the Insignia Acquisition as well as higher payroll-related expenses, including bonuses and insurance and benefits. Additionally, we incurred higher marketing expenses, net legal costs, professional fees, including $5.5 million related to Sarbanes-Oxley compliance work and $5.1 million of charges for the write-down of investments. The investment write-downs are primarily related to the write-off of our investments in Workplace IQ, Ltd. and KB Opportunity Investors in their entirety. The write-off of our investment in Workplace IQ, Ltd. resulted from a period of negative operating cash flows brought about by unanticipated product delays during 2004 as well as the restructuring and recapitalization of this entity in 2004, which caused a significant decline in our ownership percentage and preference in equity distributions. The write-off of our investment in KB Opportunity Investors was based on projections which indicated that this investment would no longer produce positive cash flows. We also incurred one-time costs as a result of our initial public offering, including compensation expense of $15.0 million related to bonus payments made to several of our non–executive real estate advisory services employees as a result of provisions in their employment agreements. Additionally, in 2003 total operating expenses were reduced by substantial net foreign currency transaction gains resulting from a weaker U.S. dollar while in 2004 we experienced only moderate net foreign currency transaction gains. The lower net foreign currency transaction gains experienced in the current year were a result of the U.S. dollar weakening at a slower pace as compared to 2003, particularly relative to the Australian and New Zealand dollars. Additionally, net foreign currency transaction gains were offset in 2004 by $1.8 million of expense incurred related to option agreements entered into, which expired on December 29, 2004. Finally, foreign currency translation had a $2.0 million negative impact on total operating expenses for the year ended December 31, 2004.

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

Cost of services increased $70.4 million, or 51.8%, as a result of higher producer compensation expense as well as increased payroll-related costs, including bonuses and insurance and benefits, particularly in the United Kingdom and France, mainly due to higher revenue. Also included in producer compensation expense were integration costs of $2.4 million, representing the amortization of bonuses paid to the top producers in the United Kingdom, which have been amortized over the respective lives of their underlying employment agreements. Foreign currency translation had a $20.9 million negative impact on cost of services during the year ended December 31, 2004.

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

Operating, administrative and other expenses increased by $10.6 million, or 22.5%, primarily due to higher payroll-related costs, including bonuses, mainly driven by the increased headcount and improved overall performance in the region. A new long-term incentive plan with a four year term was started in Australia and New Zealand in 2004 as the former long-term incentive plan ended in 2003. Despite improved performance, compensation expense for Australia and New Zealand was lower for the year ended December 31, 2004 as compared to the year ended December 31, 2003 as a result of higher accruals for the former long-term incentive plan in 2003. These accruals are typically higher in the last few years of a long-term incentive plan as measured performance is more heavily weighted in the latter stages of a plan. Also contributing to the increase in operating expenses were higher marketing expenses, particularly in Australia and China, which was consistent with higher revenue generation. Foreign currency translation had a $4.5 million negative impact on total operating expenses during the year ended December 31, 2004.

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

Operating, administrative and other expenses increased by $19.5 million, or 34.5%, primarily due to higher payroll-related costs, including bonuses, mainly resulting from the revenue growth. Additionally, higher bad debt expense in Japan related to the write-off on an uncollectible receivable during 2004 also contributed to the increase. Foreign currency translation had a $3.1 million negative impact on total operating expenses during the year ended December 31, 2004.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under the revolving credit facility of our amended and restated

credit agreement described below. Included in the capital requirements that we expect to fund during 2006 is approximately $44.6 million of anticipated net capital expenditures, including $4.0 million associated with recent in-fill acquisitions. The capital expenditures for 2006 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan under our amended and restated credit agreement in 2010, our 9 3/4% senior notes in 2010 and our 11 1/4% senior subordinated notes in 2011. In May and June 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. During June 2004, we used a portion of the net proceeds we received from our June 15, 2004 initial public offering to prepay $15.0 million in principal amount of the senior secured term loan under our amended and restated credit agreement. During July 2004, we used the remaining net proceeds received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9 3/4% senior notes. During the year ended December 31, 2005, we repurchased $42.7 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. In the future, we will continue to look for opportunities to reduce our debt from time to time. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are our obligations related to our deferred compensation plans and our U.K. pension plans. Pursuant to our deferred compensation plans, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plans represent future cash payment obligations for us. We currently have invested in insurance funds for the purpose of funding over half of our future cash deferred compensation obligations. In addition, upon each distribution under the plans, we receive a corresponding tax deduction for such compensation payment. Our U.K. subsidiaries maintain pension plans with respect to which a limited number of our U.K. employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. As of December 31, 2005, based upon actuarial calculations of future benefit obligations under these plans, these plans were in the aggregate approximately $57.4 million underfunded.

Our management expects that any future obligations under our deferred compensation plans and pension plans that are not currently funded will be funded out of our future cash flow from operations.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $359.7 million for the year ended December 31, 2005, an increase of $172.4 million compared to the year ended December 31, 2004. This increase was primarily due to improved operating performance experienced in 2005 in comparison to the year ended December 31, 2004. Also contributing to the increase over the prior year was the accelerated timing of payments to vendors in the prior year offset by an additional $20.0 million of funding of our deferred compensation plan.

Net cash provided by operating activities totaled $187.2 million for the year ended December 31, 2004, an increase of $99.7 million compared to the year ended December 31, 2003. The acquisition of Insignia in July 2003 has impacted substantially all components of cash provided by our operating activities making comparison of 2004 versus 2003 not meaningful.

Investing Activities

Net cash used in investing activities totaled $115.5 million for the year ended December 31, 2005, an increase of $87.2 million compared to the year ended December 31, 2004. The increase was primarily due to the use of cash for in-fill acquisitions in the current year, particularly our acquisitions of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom. The increase was also driven by the receipt of proceeds in the year ended December 31, 2004 from the sale of property held for sale related to a real estate investment in Japan, partially offset by a decline in capital expenditures.

Net cash used in investing activities totaled $28.4 million for the year ended December 31, 2004, a decrease of $280.0 million compared to the year ended December 31, 2003. This decrease was primarily due to costs incurred in 2003 associated with the Insignia Acquisition. In addition, during the year ended December 31, 2004, we received proceeds from the sale of property held for sale related to a real estate investment in Japan. The proceeds from the sale were offset by capital expenditures, which increased from the prior year primarily due to integration costs related to leasehold improvements in new and combined offices as a result of the Insignia Acquisition.

Financing Activities

Net cash used in financing activities totaled $47.3 million for the year ended December 31, 2005 compared to net cash used in financing activities of $67.4 million for the year ended December 31, 2004. The decrease in net cash used in financing activities was primarily driven by the repayment of borrowings related to a property held for sale in Japan in the prior year, partially offset by increased repayments of our 11 1/4% senior subordinated notes in the current year.

Net cash used in financing activities totaled $67.4 million for the year ended December 31, 2004 compared to net cash provided by financing activities of $303.7 million for the year ended December 31, 2003. This decrease was primarily driven by debt repayments made in 2004 as well as a net increase in debt in the prior year mainly relating to the debt financing required by the Insignia Acquisition. The impact of these items was partially offset by debt repayments made in 2003, including $43.0 million of Insignia notes payable and $30.0 million in aggregate principal amount of our 16% senior notes as well as higher deferred financing fees paid in 2003.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Total debt (1)	$833,221	$284,065	$25,699	$360,384	$163,073
Operating leases (2)	722,012	110,706	188,677	155,687	266,942
Deferred compensation plan liability (3)	188,943	16,072	18,300	22,800	131,771
Pension liability (3) (4)	41,194	—	—	—	41,194

Total Contractual Obligations	$1,785,370	$410,843	$232,676	$538,871	$602,980

Other Commitments	Amount of Other Commitments Expiration
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (2)	$627	$627	$—	$—	$—
Guarantees (2) (5)	2,325	2,325	—	—	—
Co-investments (2)	31,155	18,796	12,359	—	—
Other (6)	15,957	15,957	—	—	—

Total Other Commitments	$50,064	$37,705	$12,359	$—	$—

(1)	See Note 11 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (in thousands): 2006—$47,877; 2007 to 2008—$93,434; 2009 – 2010—$72,188 and thereafter $8,428. The interest payments on the variable rate debt have been calculated at the interest rate in effect at December 31, 2005.
(2)	See Note 12 of our Notes to the Consolidated Financial Statements.
(3)	See Note 10 of our Notes to the Consolidated Financial Statements.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(5)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(6)	Includes payments related to acquisitions.

Initial and Secondary Public Offerings

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock. In connection with the initial public offering, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the initial public offering, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. Lastly, on December 13, 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sale of shares by the selling stockholders on June 15, 2004, July 14, 2004 and December 13, 2004.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as subsequent rules to the same extent enacted by the Securities and Exchange Commission and the New York Stock Exchange have required changes in corporate governance practices of public companies. These rules and regulations, including Section 404 of the Sarbanes-Oxley Act and the related rules and regulations, have increased our legal and financial compliance costs.

Indebtedness

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness and other obligations. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Most of our long-term indebtedness was incurred in connection with our acquisition of CB Richard Ellis Services in July 2001 and the Insignia Acquisition in July 2003. The CB Richard Ellis Services acquisition, which was a going private transaction involving members of our senior management, affiliates of Blum Capital Partners and Freeman Spogli & Co. and some of our other existing stockholders, was undertaken so that we could take advantage of growth opportunities and focus on improvements in the CB Richard Ellis Services businesses. The Insignia Acquisition increased the scale of our real estate advisory services and outsourcing services businesses as well as significantly increased our presence in the New York, London and Paris metropolitan areas.

Since 2001, we have maintained a credit agreement with Credit Suisse, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our initial public offering. On June 15, 2004, in connection with the completion of our initial public offering, we completed the refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement which became effective in connection with such refinancing. On November 15, 2004, we entered into a first amendment to our new amended and restated credit agreement, which reduced the interest rate spread of the term loan and increased flexibility on certain restricted payments and investments. On May 10, 2005, we entered into a second amendment to our amended and restated credit agreement (the Credit Agreement), which relaxed the mandatory prepayment clause of the initial credit agreement by permitting us to keep cash otherwise required to be used to pay down principal, so long as our leverage ratio is below 2.5 to 1.0.

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CS’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $265.3 million and $277.1 million as of December 31, 2005 and 2004, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2005 and 2004, we had no revolving credit facility principal outstanding. As of December 31, 2005, letters of credit totaling $13.7 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our domestic assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of December 31, 2005 and 2004, respectively.

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

The 11 1/4% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11 1/4% senior subordinated notes), we are obligated to make an offer to purchase the 11 1/4% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June of 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid $3.1 million of premiums in connection with these open market purchases. During the year ended December 31, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid an aggregate of $5.9 million of premiums in connection with these open market purchases. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.0 million and $205.0 million as of December 31, 2005 and 2004, respectively.

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

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our outstanding senior secured term loan, our 9 3/4% senior notes and our 11 1/4% senior subordinated notes. On April 11, 2005, Moody’s Investor Service upgraded its rating of our senior secured term loan and 9 3/4% senior notes from B1 to Ba3 as well as our 11 1/4% senior subordinated notes from B3 to B1, and raised its rating outlook to positive. On May 25, 2005, Standard & Poor’s Ratings Service raised our credit rating from B+ to BB-. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

Our wholly owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA, or WaMu, and JP Morgan Chase Bank, N.A., or JP Morgan, for the purpose of funding mortgage loans that will be resold. The credit agreement with WaMu was previously with Residential Funding Corporation, or RFC. On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement which provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on September 1, 2005. This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we and RFC entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million, effective December 20, 2004. This temporary increase was for the period from December 20, 2004 to and including January 20, 2005. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu. During the latter half of 2005, we executed several amendments to the warehouse line of credit with WaMu, which extended the agreement, the last of which extended the agreement until February 1, 2006. On January 30, 2006, we executed a fifth amendment to the warehouse line of credit which further extended the agreement with WaMu until March 1, 2006. Lastly, on February 20, 2006, a sixth amendment to the warehouse line of credit with WaMu was executed, which further extended the agreement until March 31, 2006. We expect that prior to March 31, 2006, or within thirty days after the delivery of any termination notice by WaMu, CBRE Melody will be able to reach a satisfactory amendment to extend the term of the agreement with WaMu or to enter into an agreement with another third party to provide substitute financing arrangements for the purpose of funding mortgage loans. However, if CBRE Melody is not able to do so, the business and results of operations of our mortgage loan origination and servicing line of business may be adversely affected.

On November 15, 2005, CBRE Melody entered into a Secured Credit Agreement with JP Morgan to establish an additional warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expires on November 14, 2006.

During the years ended December 31, 2005 and 2004, respectively, we had a maximum of $256.0 million and $279.8 million of warehouse lines of credit principal outstanding. As of December 31, 2005 and 2004, we had $256.0 million and $138.2 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $256.0 million and $138.2 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2005 and 2004, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.6 million and $12.1 million as of December 31, 2005 and 2004, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2005 and 2004, $4.6 million and $8.5 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

During 2005, in conjunction with the acquisitions of properties held for sale in our European investment management business, we entered into debt agreements with ING Real Estate Finance N.V., or ING Real Estate, and The Royal Bank of Scotland, or RBS. The agreement with ING Real Estate related to a property held for sale in Germany and provided for the borrowing of 19.0 million euros of acquisition indebtedness and 5.1 million euros of construction/upgrade financing. The 19.0 million principal had a floating rate component with respect to 8.0 million euros and a fixed rate component with respect to 11.0 million euros. The floating rate was tied to the three-month Euribor rate plus 0.95%. The fixed rate was equal to the Euro Interest Rate Swap Rate plus 1.05% for up to three years. The 5.1 million euro construction financing principal accrued interest based upon the aforementioned indices in both fixed and floating rate components. During the quarter ended September 30, 2005, we completed the sale of the German property held for sale and utilized the proceeds from the sale to repay all of the related debt. The agreement with RBS related to two properties held for sale in France and provided for the borrowing of 24.1 million euros. Interest accrued at a rate based on the three-month Euribor rate plus 1.20% and was payable quarterly in arrears. During the fourth quarter of 2005, we sold the majority of our ownership interests in our investment in two French properties held for sale. As a result of the dilution of our ownership interests in this investment, the assets and the related debt amounts were deconsolidated and are no longer included in our consolidated balance sheet. The operating results related to these properties held for sale were not significant for the year ended December 31, 2005.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of December 31, 2005 and 2004, there were no amounts outstanding under this facility.

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

Old DCP

Prior to amending the Old DCP as discussed below, each participant in the Old DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ended or on a future date at least three years after the deferral election date. The investment alternatives available to participants included two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of December 31, 2005, there were 1,311,724 outstanding stock fund units under the Old DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $7.6 million at December 31, 2005.

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

Prior to our initial public offering, all shares held by our current and former employees and consultants, including any shares that such employees and consultants are entitled to receive as distributions with respect to stock fund units in the Old DCP, were subject to transfer restrictions. In connection with our initial public offering, we waived all of these transfer restrictions. As a result, all of these shares, including any shares received as future distributions with respect to stock fund units in the Old DCP, may be sold, subject to applicable securities law requirements. Shortly after our initial public offering, we filed a registration statement on Form S-8 that registered, among other things, the shares of Class A common stock to be distributed in the future with respect to stock fund units in the Old DCP. We entered into agreements with participants in the Old DCP holding stock fund units with 2,280,831 underlying shares of Class A common stock pursuant to which these participants agreed to sell no more than 20% of the shares underlying their current stock fund unit balances during any month over the five months in the period ending December 31, 2004 in exchange for fixed cash payments by us to them.

New DCP

Effective August 1, 2004, we adopted the New DCP, which began accepting deferrals for compensation earned after August 13, 2004. Under the New DCP, each participant is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. Deferrals are credited at the participant’s election to one or more investment alternatives under the New DCP, which include a money-market fund and a mutual fund investment option. There is limited flexibility for participants to change distribution elections once made. However, all participants may currently make unscheduled in-service withdrawals of their account balances if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal. We amended the New DCP, effective as of November 18, 2005, to conform with U.S. Department of Treasury and Internal Revenue Service regulations. The amendment allowed any participant who elected to defer compensation in 2005 to make a one-time irrevocable election to cancel that deferral election on or before November 30, 2005.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability of $188.9 million and $166.7 million at December 31, 2005 and 2004, respectively, and assets (in the form of insurance) set aside to cover the liability of $144.6 million and $102.6 million as of December 31, 2005 and 2004, respectively. The current portion of the accumulated non-stock liability is $16.1 million and $6.4 million at December 31, 2005 and 2004, respectively, and is included in compensation and employee benefits payable in the accompanying consolidated balance sheets.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $41.2 million and $27.9 million at December 31, 2005 and 2004, respectively. We expect to contribute a total of $7.0 million to fund our pension plan for the year ended December 31, 2006.

Other Obligations and Commitments

We had an outstanding letter of credit totaling $0.6 million as of December 31, 2005, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. CBRE Melody previously executed an agreement with Federal National Mortgage Association, or Fannie Mae, to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its warehouse line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and CBRE Melody retains the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $62.7 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $0.6 million. The other 1% is covered in the form of a guarantee to Fannie Mae. The letter of credit expires on December 10, 2006, however, we are obligated to renew this letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $2.3 million as of December 31, 2005, which includes the obligation to Fannie Mae discussed above, as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007. The other guarantees will expire at the end of each of the respective management agreements.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2005, we had committed $31.2 million to fund future co-investments, of which $18.8 million is expected to be funded during 2006. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

New Tax and Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2005, we elected to repatriate approximately $56.0 million under the provisions of the Act, which resulted in a $3.5 million charge to income tax expense for the year ended December 31, 2005.

In December 2004, the FASB issued SFAS No. 123—Revised, “Share Based Payment”, or SFAS No. 123R. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005, or in our case January 1, 2006. Effective January 1, 2006, we plan to adopt the modified-prospective method for the remaining unvested options that were granted subsequent to our Initial Public Offering in 2004 and plan to adopt the prospective method for the remaining unvested options that were granted prior to our Initial Public Offering in 2004. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29,” or SFAS No. 153. The guidance in Accounting Principles Board, or APB, Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” or SFAS No. 155. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain embedded derivatives requiring bifurcation. It also clarifies that concentrations or credit risk in the form of subordination are not embedded derivatives and it eliminates the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement will be effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

Exchange Rates

During the year ended December 31, 2005, approximately 32.1% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. As a result, fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2005, foreign currency translation had a $2.2 million positive impact on our total revenue and a $6.7 million negative impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. On March 4, 2005, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $6.0 million, which expired on various dates through December 30, 2005. On April 19, 2005, we entered into an option agreement to purchase an aggregate notional amount of 25.0 million British pounds sterling, which expired on December 28, 2005. On April 22, 2005, we entered into additional foreign currency exchange forward contracts with an aggregate notional amount of approximately $17.0 million, which expired on various dates though December 31, 2005. On September 21, 2005, we entered into an additional foreign currency exchange forward contract with a notional amount of approximately $4.0 million, which expired on December 30, 2005. The net impact on our earnings resulting from gains and/or losses on our option agreement as well as our foreign currency exchange forward contracts was not significant for the year ended December 31, 2005. We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency. At December 31, 2005, we were not party to any such contracts.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Our fixed and variable rate long-term debt at December 31, 2005 consisted of the following:

Year of Maturity	Fixed Rate		One-Month LIBOR + 1.0%	Daily Chase- London LIBOR + 0.75%	Six-Month LIBOR + 2.0% (3)	Six-Month LIBOR + 2.0% + 12 basis points	Six-Month GBP LIBOR - 2.0%	Total
	(Dollars in thousands)
2006	$2,364		$66,245	$189,718	$11,800	$11,579	$2,359	$284,065
2007	1,497		—	—	11,800	—	—	13,297
2008	602		—	—	11,800	—	—	12,402
2009	516		—	—	11,800	—	—	12,316
2010	130,018	(1)	—	—	218,050	—	—	348,068
Thereafter	163,073	(2)	—	—	—	—	—	163,073

Total	$298,070		$66,245	$189,718	$265,250	$11,579	$2,359	$833,221

Weighted Average Interest Rate	10.5%		5.4%	5.1%	6.2%	6.3%	2.6%	7.4%

(1)	Primarily includes our 9 3/4% senior notes.
(2)	Primarily includes our 11 1/4% senior subordinated notes.
(3)	Consists of amounts due under our senior secured credit facilities.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 57 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at December 31, 2005, the net impact would be a decrease of $3.1 million on pre-tax income and cash provided by operating activities for the year ended December 31, 2005.

Based on dealers’ quotes at December 31, 2005, the estimated fair values of our 9 3/4% senior notes and our 11 1/4% senior subordinated notes were $141.7 million and $177.8 million, respectively. Estimated fair values for the term loan under our senior secured credit facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at December 31, 2005.

Historically, we have not entered into agreements with third parties for the purpose of hedging our exposure to changes in interest rates. Although we do not have any current intentions to enter into such agreements in the future, we may do so in connection with our on-going assessment of our interest rate exposure. If we do enter into any such agreements, we would do so for risk management purposes only and not to engage in speculative activities with respect to interest rates. We would apply SFAS No. 133, as amended, when accounting for any such derivatives.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CB Richard Ellis Group, Inc.:

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Group, Inc., and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive income (loss) for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index to the Consolidated Financial Statements and Financial Statement Schedule at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CB Richard Ellis Group, Inc., and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 14, 2006

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$449,289	$256,896
Restricted cash	5,179	9,213
Receivables, less allowance for doubtful accounts of $15,646 and $14,811 at December 31, 2005 and 2004, respectively	483,175	394,062
Warehouse receivables	255,963	138,233
Prepaid expenses	36,402	26,586
Deferred tax assets, net	46,612	23,122
Other current assets	16,327	15,583

Total Current Assets	1,292,947	863,695
Property and equipment, net	137,655	137,703
Goodwill	880,179	821,508
Other intangible assets, net of accumulated amortization of $30,586 and $23,224 at December 31, 2005 and 2004, respectively	109,540	113,653
Deferred compensation assets	144,597	102,578
Investments in and advances to unconsolidated subsidiaries	106,153	83,501
Deferred tax assets, net	86,217	78,471
Other assets, net	58,384	70,527

Total Assets	$2,815,672	$2,271,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$254,085	$185,877
Compensation and employee benefits payable	189,984	150,721
Accrued bonus and profit sharing	324,973	266,912
Income taxes payable	63,918	—
Short-term borrowings:
Warehouse line of credit	255,963	138,233
Other	16,189	21,736

Total short-term borrowings	272,152	159,969
Current maturities of long-term debt	11,913	11,954
Other current liabilities	20,778	29,547

Total Current Liabilities	1,137,803	804,980
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount of $1,648 and $2,337 at December 31, 2005 and 2004, respectively	163,021	205,032
Senior secured term loan	253,450	265,250
9 3/4% senior notes	130,000	130,000
Other long-term debt	2,685	602

Total Long-Term Debt	549,156	600,884
Deferred compensation liability	172,871	160,281
Pension liability	41,194	27,871
Other liabilities	114,139	111,747

Total Liabilities	2,015,163	1,705,763
Commitments and contingencies	—	—
Minority interest	6,824	5,925
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 73,784,582 and 71,031,429 shares issued and outstanding at December 31, 2005 and 2004, respectively	738	710
Additional paid-in capital	550,128	513,801
Notes receivable from sale of stock	(101)	(433)
Accumulated earnings	283,515	66,174
Accumulated other comprehensive loss	(40,595)	(20,304)

Total Stockholders’ Equity	793,685	559,948

Total Liabilities and Stockholders’ Equity	$2,815,672	$2,271,636

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
Revenue	$2,910,641	$2,365,096	$1,630,074
Costs and expenses:
Cost of services	1,470,087	1,203,765	796,428
Operating, administrative and other	1,022,632	909,892	678,377
Depreciation and amortization	45,516	54,857	92,622
Merger-related charges	—	25,574	36,817

Operating income	372,406	171,008	25,830
Equity income from unconsolidated subsidiaries	38,425	20,977	14,930
Minority interest expense	2,163	1,502	565
Interest income	9,267	6,926	4,623
Interest expense	54,327	68,080	72,319
Loss on extinguishment of debt	7,386	21,075	13,479

Income (loss) before provision (benefit) for income taxes	356,222	108,254	(40,980)
Provision (benefit) for income taxes	138,881	43,529	(6,276)

Net income (loss)	$217,341	$64,725	$(34,704)

Basic income (loss) per share	$2.94	$0.95	$(0.68)

Weighted average shares outstanding for basic income (loss) per share	74,043,022	67,775,406	50,918,572

Diluted income (loss) per share	$2.84	$0.91	$(0.68)

Weighted average shares outstanding for diluted income (loss) per share	76,618,352	71,345,073	50,918,572

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$217,341	$64,725	$(34,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,516	54,857	92,622
Amortization and write-off of deferred financing costs	5,914	11,353	13,276
Amortization and write-off of long-term debt discount	689	3,334	2,493
Deferred compensation deferrals	28,625	24,057	13,715
Write-off of impaired investments	—	5,134	—
Gain on sale of servicing rights, property held for sale and other assets	(4,158)	(7,974)	(5,321)
Equity income from unconsolidated subsidiaries	(38,425)	(20,977)	(14,930)
Distribution of earnings from unconsolidated subsidiaries	24,997	11,502	11,140
Minority interest expense	2,163	1,502	565
Provision for doubtful accounts	4,214	2,367	3,436
Deferred income taxes	(5,659)	15,803	(8,717)
Compensation expense for stock options	5,463	1,144	159
Tenant concessions received	4,273	13,697	13,338
Increase in receivables	(93,135)	(68,516)	(43,011)
Increase in deferred compensation assets	(42,020)	(26,189)	(12,747)
(Increase) decrease in prepaid expenses and other assets	(9,387)	14,389	(6,027)
Increase (decrease) in accounts payable and accrued expenses	66,344	(10,842)	14,448
Increase in compensation and employee benefits payable and accrued bonus and profit sharing	102,502	73,560	42,634
Increase (decrease) in net income taxes payable	86,696	18,208	(15,197)
(Decrease) increase in other liabilities	(41,226)	4,661	16,021
Other operating activities, net	(1,071)	1,412	4,353

Net cash provided by operating activities	359,656	187,207	87,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	3,649	6,703	3,949
Proceeds from sale of property held for sale	64,828	50,401	—
Investment in property held for sale	(64,828)	—	—
Capital expenditures	(37,751)	(52,953)	(40,299)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(75,694)	(25,142)	(263,683)
Contributions to investments in unconsolidated subsidiaries, net of capital distributions	(11,175)	(8,929)	(11,787)
Decrease in restricted cash	4,047	6,470	873
Other investing activities, net	1,415	(4,901)	2,547

Net cash used in investing activities	(115,509)	(28,351)	(308,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	186,750	152,850
Repayment of revolver and swingline credit facility	—	(186,750)	(152,850)
Proceeds from senior secured term loans	—	—	375,000
Repayment of senior secured term loans	(11,800)	(20,450)	(298,475)
Proceeds from debt related to property held for sale	53,543	—	—
Repayment of debt related to property held for sale	(53,543)	(41,956)	—
Repayment of notes payable	—	—	(43,000)
(Repayment of) proceeds from other loans, net	(2,533)	(16,681)	3,029
Proceeds from 9 3/4% senior notes	—	—	200,000
Repayment of 9 3/4% senior notes	—	(70,000)	—
Repayment of 11 1/4% senior subordinated notes	(42,700)	(21,631)	—
Repayment of 16% senior notes	—	(38,316)	(30,000)
Proceeds from issuance of common stock, net	—	135,000	120,980
Proceeds from exercise of stock options	11,450	9,643	—
Payment of deferred financing fees	(318)	(4,683)	(22,707)
Other financing activities, net	(1,371)	1,708	(1,163)

Net cash (used in) provided by financing activities	(47,272)	(67,366)	303,664
NET INCREASE IN CASH AND CASH EQUIVALENTS	196,875	91,490	82,810
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	256,896	163,881	79,701
Effect of currency exchange rate changes on cash	(4,482)	1,525	1,370

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$449,289	$256,896	$163,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,398	$78,754	$63,718

Income taxes, net of refunds	$56,817	$17,915	$17,783

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A common stock	Class B common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings	Accumulated other comprehensive income (loss)		Total
						Minimum pension liability	Foreign currency translation
Balance at December 31, 2002	$47	$350	$238,589	$(4,800)	$36,153	$(17,039)	$(1,959)	$251,341
Net loss	—	—	—	—	(34,704)	—	—	(34,704)
Issuance of Class A common stock	26	—	14,681	—	—	—	—	14,707
Issuance of Class B common stock	—	184	106,169	—	—	—	—	106,353
Issuance of deferred compensation stock fund units, net of cancellations	—	—	195	—	—	—	—	195
Net collection on notes receivable from sale of stock	—	—	—	120	—	—	—	120
Purchase of common stock	(1)	—	(459)	—	—	—	—	(460)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	1,930	—	1,930
Compensation expense for stock options	—	—	159	—	—	—	—	159
Foreign currency translation loss	—	—	—	—	—	—	(6,712)	(6,712)

Balance at December 31, 2003	$72	$534	$359,334	$(4,680)	$1,449	$(15,109)	$(8,671)	$332,929
Net income	—	—	—	—	64,725	—	—	64,725
Conversion of Class B common stock to Class A common stock	534	(534)	—	—	—	—	—	—
Proceeds from initial public offering, net of issuance costs	77	—	134,923	—	—	—	—	135,000
Issuance of Class A common stock	—	—	251	—	—	—	—	251
Net cancellation and distribution of deferred compensation stock fund units	6	—	(467)	—	—	—	—	(461)
Net collection on notes receivable from sale of stock	—	—	—	4,247	—	—	—	4,247
Purchase of common stock	—	—	(137)	—	—	—	—	(137)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	8,886	—	8,886
Stock options exercised (including tax benefit)	21	—	18,753	—	—	—	—	18,774
Compensation expense for stock options	—	—	1,144	—	—	—	—	1,144
Foreign currency translation loss	—	—	—	—	—	—	(5,410)	(5,410)

Balance at December 31, 2004	$710	—	$513,801	$(433)	$66,174	$(6,223)	$(14,081)	$559,948
Net income	—	—	—	—	217,341	—	—	217,341
Noncash issuance of Class A common stock	—	—	272	—	—	—	—	272
Net cancellation and distribution of deferred compensation stock fund units	11	—	(449)	—	—	—	—	(438)
Net collection on notes receivable from sale of stock	—	—	—	332	—	—	—	332
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(14,516)	—	(14,516)
Stock options exercised (including tax benefit)	17	—	31,041	—	—	—	—	31,058
Compensation expense for stock options and non-vested stock awards	—	—	5,463	—	—	—	—	5,463
Foreign currency translation loss	—	—	—	—	—	—	(5,775)	(5,775)

Balance at December 31, 2005	$738	—	$550,128	$(101)	$283,515	$(20,739)	$(19,856)	$793,685

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$217,341	$64,725	$(34,704)
Other comprehensive (loss) income:
Foreign currency translation loss	(5,775)	(5,410)	(6,712)
Minimum pension liability adjustment, net of tax	(14,516)	8,886	1,930

Total other comprehensive (loss) income	(20,291)	3,476	(4,782)

Comprehensive income (loss)	$197,050	$68,201	$(39,486)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

CB Richard Ellis Group, Inc. (formerly known as CBRE Holding, Inc.), a Delaware corporation (which may be referred to in these financial statements as “we,” “us,” and “our”), was incorporated on February 20, 2001 and was created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international commercial real estate services firm. Prior to July 20, 2001, we were a wholly owned subsidiary of Blum Strategic Partners, L.P. (Blum Strategic), formerly known as RCBA Strategic Partners, L.P., which is an affiliate of Richard C. Blum, a director of CBRE and our company.

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

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. Lastly, on December 13, 2004, we completed a secondary public offering that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004, July 14, 2004, and December 13, 2004.

We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial mortgage origination/servicing, integrated capital markets (equity and debt) solutions, commercial property and corporate facility management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

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

Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are variable interest entities in which we are not the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (FIN No. 46R) are accounted for under the equity method. Accordingly, our share of the earnings from these equity-method basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any impairment in value.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Users of real estate services account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the large number of users and their geographic dispersion.

We place substantially all of our interest-bearing investments with major financial institutions and limit the amount of credit exposure with any one financial institution.

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset. We did not recognize an impairment loss related to property and equipment in either 2005, 2004 or 2003.

Computer Software Costs

Certain costs related to the development or purchases of internal-use software are capitalized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs as well as payroll and related costs, which are incurred during the development stage of a project are capitalized and amortized over a three-year period when placed into production.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities of acquired businesses, with the majority of the balance resulting from the 2001 Merger and the Insignia Acquisition. Other intangible assets include trademarks, which were separately identified as a result of the 2001 Merger, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom (U.K.) that was owned by Insignia prior to the Insignia Acquisition. Both the trademarks and the trade name are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include management contracts, loan servicing rights, franchise agreements and a trade name, which are all being amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment based in part on a third-party valuation as of the beginning of the fourth quarter of each year. We also assess our goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that our carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2005, 2004 and 2003, and determined that no impairment existed as of those dates.

Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized using the straight-line method over the terms of the related debt agreements ranging up to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. In the third quarter of 2003, in connection with the Insignia Acquisition, we entered into an amended and restated credit facility and wrote off $6.8 million of unamortized deferred financing costs associated with our prior credit facility. In the fourth quarter of 2003, we wrote off $1.8 million of unamortized deferred financing costs associated with the $20.0 million and $10.0 million redemptions of our 16% senior notes on October 27, 2003 and December 29, 2003, respectively. During 2004, we wrote off $0.6 million, $3.1 million and $2.2 million of unamortized deferred financing costs associated with the $21.6 million repurchase of our 11 1/4% senior subordinated notes in the open market, and the $70.0 million and $38.3 million redemptions of our 9 3/4% senior notes and 16% senior notes, respectively. During 2005, we wrote off $1.1 million of unamortized deferred financing costs associated with the $42.7 million repurchase of our 11 1/4% senior subordinated notes. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $17.6 million and $23.2 million, as of December 31, 2005 and 2004, respectively.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment management and property management fees are generally based upon percentages of the revenue or profit generated by the entities managed and are recognized when earned under the provisions of the related management agreements. Our Global Investment Management segment earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied. With many of these investments, our Global Investment Management team has participation interests in such incentive fees. These participation interests are generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period.

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

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Business promotion and advertising costs of $43.3 million, $31.1 million and $23.5 million were included in operating, administrative and other expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the United States (U.S.) are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations are a $0.4 million loss, a $3.2 million gain and a $9.8 million gain for the years ended December 31, 2005, 2004 and 2003, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward and option contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, when accounting for any such contracts. SFAS No. 133, requires us to recognize all qualifying derivative instruments as assets or liabilities on our balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recognized in earnings unless specific hedge accounting criteria are met. The net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward and option contracts has not been material. As of December 31, 2005 and 2004, we were not party to any such contracts.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivative contracts has not been significant.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments and minimum pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 13). The income tax benefit associated with the minimum pension liability adjustments was $8.9 million, $2.7 million and $6.5 million as of December 31, 2005, 2004 and 2003 respectively.

Accounting for Transfers and Servicing

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” in accounting for loan sales and acquisition of servicing rights. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred at fair value. Servicing assets are amortized over the period of estimated servicing income with a write-off required when control is surrendered. When we sell commercial mortgage loans, we allocate the acquisition costs of the mortgage loan between the security sold and the retained loan servicing right, based upon their relative fair values. The reported gain is the difference between the cash proceeds from the sale of the mortgage loans and its allocated costs. The cost allocated to the loan servicing rights are included in other intangible assets in the accompanying consolidated balance sheets. Our recording of loan servicing rights at their fair value resulted in gains, which have been reflected in the accompanying consolidated statements of operations. The amount of loan servicing rights recognized during the years ended December 31, 2005 and 2004 was as follows (dollars in thousands):

	Year Ended December 31,
	2005	2004
Beginning balance, loan servicing rights	$14,271	$13,882
Loan servicing rights—contractual payments on previous acquisitions	27	59
Loan servicing rights recognized under SFAS No. 140	2,388	2,546
Loan servicing rights sold	(524)	(199)
Amortization expense	(2,248)	(2,017)

Ending balance, loan servicing rights	$13,914	$14,271

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We periodically evaluate our servicing asset for impairment on a portfolio basis as all of these assets relate to commercial mortgage loans. Management estimates that the carrying amount approximates the fair value of the servicing asset based upon a discounted cash flow model of net servicing fees and assuming an 11% attrition rate and a 15% discount rate. The overall risk characteristics of commercial mortgage loans are such that the occurrence of material adverse fluctuations in the underlying assumptions used to calculate the related fair values are unlikely.

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

Stock-Based Compensation

Prior to 2003, we accounted for our employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related FASB interpretations. Accordingly, compensation cost for employee stock options was measured as the excess, if any, of the estimated market price of our Class A common stock at the date of grant over the amount an employee was required to pay to acquire the stock.

In the fourth quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” Awards under our stock-based compensation plans generally vest over three to five-year periods. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for the years ended December 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

In accordance with SFAS No. 123, we estimate the fair value of our options and restricted stock units using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the awards. As our Class A common stock was not freely tradeable on a national securities exchange or an over-the-counter market prior to the completion of our IPO, an effectively zero percent volatility was utilized for all periods ending prior to the IPO. The dividend yield is excluded from the calculation, as it is our present intention to retain all earnings.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$217,341	$64,725	$(34,704)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	3,333	698	98
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(3,899)	(1,207)	(648)

Pro forma net income (loss)	$216,775	$64,216	$(35,254)

Basic income (loss) per share:
As reported	$2.94	$0.95	$(0.68)

Pro forma	$2.93	$0.95	$(0.69)

Diluted income (loss) per share:
As reported	$2.84	$0.91	$(0.68)

Pro forma	$2.83	$0.90	$(0.69)

The weighted average fair value of options granted by us was $16.86, $8.03 and $0.58 for the years ended December 31, 2005, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Year ended December 31,
	2005	2004	2003
Risk-free interest rate	3.99%	3.12%	3.02%
Expected volatility	40.00%	37.33%	0.00%
Expected life	4 years	4 years	5 years

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares. Contingently issuable shares represent non-vested stock awards and unvested stock fund units in the deferred compensation plan. In accordance with SFAS No. 128, “Earnings Per Share” these shares are included in the dilutive earnings per share calculation under the treasury stock method (see Note 15).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 – Revised, “Share Based Payment” (SFAS No. 123R). The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005, or in our case January 1, 2006. Effective January 1, 2006, we plan to adopt the modified-prospective method for the remaining unvested options that were granted subsequent to our Initial Public Offering in 2004 and plan to adopt the prospective method for the remaining unvested options that were granted prior to our Initial Public Offering in 2004. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS No. 153). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.

Reclassifications

Certain reclassifications, which do not have an effect on net income or equity, have been made to the 2004 and 2003 financial statements to conform with the 2005 presentation.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Liability Balance at December 31, 2004	2005 Utilization	To be Utilized
Lease termination costs	$23,977	$(4,688)	$19,289
Legal settlements anticipated	9,285	(1,615)	7,670
Severance	5,479	(4,808)	671
Costs associated with exiting contracts	1,395	(1,326)	69

	$40,136	$(12,437)	$27,699

The liability for lease termination costs will be paid over the remaining contract periods through 2014. The remaining liability covering our exposure in various lawsuits involving Insignia that were pending prior to the Insignia Acquisition will be paid as each case is settled. The remaining liabilities for severance and costs associated with exiting contracts are expected to be paid in full during 2006.

4. Basis of Preparation

The accompanying consolidated balance sheets as of December 31, 2005 and 2004, and the consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2005 and 2004 include our acquired operations of Insignia for the full years. However, the consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2003 only include the operations of Insignia from July 23, 2003, the date of the Insignia Acquisition. As such, our consolidated financial statements after the Insignia Acquisition are not directly comparable to our consolidated financial statements prior to the Insignia Acquisition.

Unaudited pro forma results, assuming the Insignia Acquisition had occurred as of January 1, 2003 for purposes of the 2003 pro forma disclosures, are presented below. These unaudited pro forma results have been

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Insignia Acquisition as well as higher interest expense as a result of debt incurred to finance the Insignia Acquisition. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the Insignia Acquisition occurred on January 1, 2003 and may not be indicative of future operating results (dollars in thousands, except share data):

Year Ended December 31, 2003
(Unaudited)
Revenue	$1,948,827
Operating income	17,871
Net loss	(43,923)
Basic and diluted loss per share	(0.70)
Weighted average shares outstanding for basic and diluted loss per share	62,478,565

5. Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, is restricted cash of $5.2 million and $9.2 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the U.K.

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2005	2004
Computer hardware and software	3 years	$139,934	$125,753
Furniture and equipment	5 years	76,735	70,919
Leasehold improvements	1-10 years	71,566	69,125
Equipment under capital leases	1-10 years	15,041	12,526

		303,276	278,323
Accumulated depreciation		(165,621)	(140,620)

Property and equipment, net		$137,655	$137,703

Depreciation expense was $36.6 million for the year ended December 31, 2005, $33.7 million for the year ended December 31, 2004 and $28.3 million for the year ended December 31, 2003.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Total
Balance at December 31, 2003	$587,327	$195,071	$3,503	$33,657	$819,558
Purchase accounting adjustments related to acquisitions	(9,017)	7,089	3,878	—	1,950

Balance at December 31, 2004	578,310	202,160	7,381	33,657	821,508
Purchase accounting adjustments related to acquisitions	(6,793)	58,828	6,636	—	58,671

Balance at December 31, 2005	$571,517	$260,988	$14,017	$33,657	$880,179

Other intangible assets totaled $109.5 million and $113.7 million, net of accumulated amortization of $30.6 million and $23.2 million, as of December 31, 2005 and 2004, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826

	$83,526		$83,526

Amortizable intangible assets
Management contracts	$27,769	$(17,404)	$27,486	$(14,756)
Loan servicing rights	21,571	(7,657)	20,057	(5,786)
Other	7,260	(5,525)	5,808	(2,682)

	$56,600	$(30,586)	$53,351	$(23,224)

Total intangible assets	$140,126	$(30,586)	$136,877	$(23,224)

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

Management contracts are primarily comprised of property management contracts in the U.S., Canada, the U.K., France and other European operations, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over estimated useful lives of up to ten years.

Loan servicing rights represent the fair value of servicing assets in our mortgage brokerage line of business in the U.S., the majority of which were acquired as part of the 2001 Merger. The loan servicing rights are being amortized over estimated useful lives of up to ten years.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other amortizable intangible assets mainly represent other intangible assets acquired as a result of the Insignia Acquisition, including an intangible asset recognized for other non-contractual revenue acquired in the U.S. as well as franchise agreements and a trade name in France. These other intangible assets are being amortized over estimated useful lives of up to twenty years.

Amortization expense related to intangible assets was $8.9 million for the year ended December 31, 2005, $21.2 million for the year ended December 31, 2004 and $64.3 million for the year ended December 31, 2003. The estimated annual amortization expense for each of the years ended December 31, 2006 through December 31, 2010 approximates $6.8 million, $5.1 million, $4.1 million, $3.1 million and $3.0 million, respectively.

8. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting and as of December 31, 2005 and 2004 include the following (dollars in thousands):

	Interest	December 31,
		2005	2004
Global Innovation Partners, L.L.C.	4.8%	$18,473	$22,027
CBRE Realty Finance Inc.	5.8%	17,315	—
CBRE / US Advisors, LLC	50.0%	15,420	1,082
CB Commercial/Whittier Partners, L.P.	50.0%	11,658	9,232
Ikoma CB Richard Ellis KK	22.8%	6,317	5,889
CBRE Technical Services	49.9%	5,701	3,796
CB Richard Ellis Strategic Partners III, L.P.	1.1%	5,496	1,607
CB Richard Ellis Strategic Partners, L.P.	2.9%	3,321	8,399
CB Richard Ellis Strategic Partners II, L.P.	2.7%	2,286	6,078
CB Richard Ellis Realty Trust	3.7%	2,135	2,183
CB Residential Management KK	42.5%	1,633	3,044
CB Richard Ellis/Pittsburgh, L.P.	48.0%	1,451	847
Other	*	14,947	19,317

Total		$106,153	$83,501

*	Various interests with varying ownership rates.

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2005	2004
Current assets	$958,563	$210,374
Non current assets	$2,358,604	$2,426,286
Current liabilities	$556,978	$313,941
Non current liabilities	$1,016,361	$906,246
Minority interest	$14,115	$15,406

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2005	2004	2003
Net revenue	$483,198	$568,604	$450,542
Operating income	$70,813	$113,820	$111,585
Net income	$384,974	$260,702	$174,629

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $61.7 million, $27.6 million and $21.6 million during the years ended December 31, 2005, 2004 and 2003, respectively.

In March 2001, our wholly owned subsidiary, CB Richard Ellis Investors, L.L.C. (CBRE Investors), entered into a joint venture, Global Innovation Partners, with CalPERS. This joint venture targets real estate and private equity investments and expected opportunities created by the convergence of technology and real estate. The managing member of the joint venture is 50% owned by one of our subsidiaries. In connection with the formation of the joint venture, CBRE Investors, CalPERS and some of our employees entered into an aggregate of $526.0 million of capital commitments to Global Innovations Partners, of which CalPERS committed an aggregate of $500.0 million.

In June 2005, CBRE Realty Finance, Inc. (CBRE Realty Finance), a real estate investment trust, was formed and is managed by our wholly owned subsidiary, CBRE Melody (formerly known as L.J. Melody & Company). On June 9, 2005, we received 300,000 shares of restricted stock and an option to purchase 500,000 shares of common stock from CBRE Realty Finance that vest in three equal annual installments. The principal business activity of CBRE Realty Finance is to originate, acquire, invest in, finance and manage a diversified portfolio of commercial real estate-related loans and securities. As of December 31, 2005, CBRE Realty Finance had total assets of $623.7 million and total equity of $279.6 million. CBRE Realty Finance is a variable interest entity as defined in FIN No. 46R. In accordance with FIN No. 46R, CBRE Realty Finance is not consolidated in our consolidated financial statements because we are not its primary beneficiary. Our maximum exposure to loss is limited to our equity investment in CBRE Realty Finance, which was approximately $17.3 million as of December 31, 2005.

9. Other Assets

The following table summarizes the items included in other assets (dollars in thousands):

	December 31,
	2005	2004
Deferred financing costs, net	$17,633	$23,228
Employee loans (1)	12,745	19,613
Cost investments	8,830	11,471
Deposits	5,091	6,051
Long-term trade receivables, net	4,484	1,689
Notes receivable	4,322	5,157
Property investments held pursuant to the Island Purchase Agreement (2)	1,827	1,827
Miscellaneous	3,452	1,491

Total	$58,384	$70,527

(1)	See Note 21 for additional information.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	In conjunction with and immediately prior to the Insignia Acquisition, Island Fund I LLC (Island) completed the purchase of specified real estate investments of Insignia, pursuant to a Purchase Agreement dated May 28, 2003 (the Island Purchase Agreement) by and among Insignia, us, CBRE, Apple Acquisition and Island. A number of the real estate investment assets that were sold to Island required the consent of one or more third parties in order to transfer such assets. Some of these third party consents were not obtained prior to or since the closing of the Insignia Acquisition. As a result, we continue to hold these real estate investment assets pending the receipt of these third party consents. While we hold these assets, we have generally agreed to provide Island with the economic benefits from these assets and Island generally has agreed to indemnify us with respect to any losses incurred in connection with continuing to hold these assets.

10. Employee Benefit Plans

Stock Incentive Plans.

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004, in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of December 31, 2005, outstanding stock awards granted under the 2001 stock incentive plan to acquire 3,572,465 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $5.77 and vest and are exercisable in 20% annual increments over five years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

2004 Stock Incentive Plan. Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors and consultants. A total of 6,928,406 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan. This share reserve is reduced by one share upon grant of an option or stock appreciation right, and is reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. Awards that expire, terminate, lapse, that are reacquired by us or are redeemed for cash rather than shares will again be available for grant under the stock incentive plan. No employee is eligible to be granted options or stock appreciation rights covering more than 2,078,522 shares during any calendar year. In addition, our board of directors has adopted a policy stating that no person is eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 692,841 shares during any calendar year and to be granted any other form of stock award permitted under the 2004 stock incentive plan covering more than 346,240 shares during any calendar year. As of December 31, 2005, 2,224,551 shares were subject to options issued under our 2004 stock incentive plan and 4,201,272 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during 2004 have exercise prices in the range of $19.00 to $22.39 and vest and are exercisable generally in equal annual increments over three or four years from the date of grant. Options granted under this plan during 2005 have exercise prices in the range of $33.30 to $46.275 and vest and are also exercisable generally in equal annual increments over three or four years from the date of grant. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition our board of directors may adjust outstanding awards to preserve the awards’ benefits or potential benefits.

A summary of the status of our option plans and warrants is presented in the tables below:

	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	4,730,926	$6.53	769,261	$5.77

Granted	2,931,905	5.77
Forfeited	(58,107)	5.77

Outstanding at December 31, 2003	7,604,724	$6.24	1,538,575	$5.77

Exercised	(2,378,175)	7.28
Granted	1,288,500	22.16
Forfeited	(62,873)	5.77

Outstanding at December 31, 2004	6,452,176	$9.05	1,255,055	$5.81

Exercised	(1,672,237)	6.85
Granted	1,071,283	45.26
Forfeited	(54,206)	8.53

Outstanding at December 31, 2005	5,797,016	$16.38	1,548,327	$8.91

Option plans outstanding at December 31, 2005 and their related weighted average exercise price and life information is presented below:

	Outstanding Options			Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.77	3,572,465	6.8	$5.77	1,260,306	$5.77
$19.00 – $22.39	1,153,268	3.8	22.33	286,443	22.27
$33.30 – $46.28	1,071,283	6.5	45.25	1,578	38.55

	5,797,016	6.2	$16.38	1,548,327	$8.91

Non-Vested Stock Awards. Under our 2004 stock incentive plan, we have issued non-vested stock awards in our Class A common stock to certain of our employees and members of our Board of Directors. The associated compensation cost is being amortized to expense over the vesting period. A summary of the non-vested stock awarded during the years ended December 31, 2004 and 2005 is as follows:

Grant Year	Shares	Weighted Average Market Value Per Share
2004	10,318	$19.00
2005	157,456	46.04

	167,774	$44.38

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Old DCP

Prior to amending the Old DCP as discussed below, each participant in the Old DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ended or on a future date at least three years after the deferral election date. The investment alternatives available to participants included two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of December 31, 2005, there were 1,311,724 outstanding stock fund units under the Old DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in-capital totaled $7.6 million and $13.3 million at December 31, 2005 and 2004, respectively.

Effective January 1, 2004, we closed the Old DCP to new participants. Thereafter, until January 1, 2005, the Old DCP accepted compensation deferrals from those participants who currently had a balance in the plan, met the eligibility requirements and elected to participate, in each case up to a maximum annual contribution amount of $250,000 per participant. Effective January 1, 2005, no additional deferrals were permitted under this plan. Existing account balances under the plan will be paid to participants in the future according to their existing deferral elections. However, currently all participants may make unscheduled in-service withdrawals of their account balances, including the shares of Class A common stock underlying stock fund units, if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal.

Prior to our IPO, all shares held by our current and former employees and consultants, including any shares that such employees and consultants are entitled to receive as distributions with respect to stock fund units in the Old DCP, were subject to transfer restrictions. In connection with our IPO, we waived all of these transfer restrictions. As a result, all of these shares, including any shares received as future distributions with respect to stock fund units in the Old DCP, may be sold, subject to applicable securities law requirements. Shortly after our IPO, we filed a registration statement on Form S-8 that registered, among other things, the shares of Class A common stock to be distributed in the future with respect to stock fund units in the Old DCP. We entered into agreements with participants in the Old DCP holding stock fund units with 2,280,831 underlying shares of Class A common stock pursuant to which these participants agreed to sell no more than 20% of the shares underlying their current stock fund unit balances during any month over the five months in the period ending December 31, 2004 in exchange for fixed cash payments by us to them.

Prior to the 2001 Merger, participants were entitled to invest their deferrals in stock fund units that entitled them to receive future distributions of shares of CBRE common stock, which stock fund units now represent the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

right to receive future distributions of shares of our common stock. Each stock fund unit that was unvested prior to the 2001 Merger remained in participants’ accounts, but after the 2001 Merger was converted to the right to receive 2.77 shares of our Class A common stock. These unvested stock fund units were accounted for as a deferred compensation asset and were amortized as compensation expense over the remaining vesting period for such stock fund units in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” with $1.4 million charged to compensation expense for the year ended December 31, 2004 and $1.8 million charged to compensation expense for the year ended December 31, 2003. During the year ended December 31, 2004, the remaining stock fund units became fully vested and accordingly the related deferred compensation asset was fully amortized. Subsequent to the 2001 Merger, no new deferrals have been allowed in stock fund units.

In 2001, we announced a match for the Plan Year 2000 in the amount of $8.0 million, which has been invested in an interest bearing account on behalf of participants. The 2000 Company Match vested at 20% per year and was fully vested by December 2005. The related compensation expense was amortized over the vesting period. The amounts charged to expense for the 2000 Company match were $1.7 million for each of the years ended December 31, 2005, 2004 and 2003.

New DCP

Effective August 1, 2004, we adopted the New DCP, which began accepting deferrals for compensation earned after August 13, 2004. Under the New DCP, each participant is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. Deferrals are credited at the participant’s election to one or more investment alternatives under the New DCP, which include a money-market fund and a mutual fund investment option. There is limited flexibility for participants to change distribution elections once made. However, all participants may currently make unscheduled in-service withdrawals of their account balances if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal. We amended the New DCP, effective as of November 18, 2005, to conform with U.S. Department of Treasury and Internal Revenue Service regulations. The amendment allowed any participant who elected to defer compensation in 2005 to make a one-time irrevocable election to cancel that deferral election on or before November 30, 2005.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability of $188.9 million and $166.7 million at December 31, 2005 and 2004, respectively, and assets (in the form of insurance) set aside to cover the liability of $144.6 million and $102.6 million as of December 31, 2005 and 2004, respectively. The current portion of the accumulated non-stock liability is $16.1 million and $6.4 million at December 31, 2005 and 2004, respectively, and is included in compensation and employee benefits payable in the accompanying consolidated balance sheets.

Stock Purchase Plans. Prior to the 2001 Merger, CBRE had restricted stock purchase plans covering select key executives including senior management. A total of 550,000 shares of common stock were reserved for issuance under CBRE’s 1996 Equity Incentive Plan. The shares were issued to senior executives for a purchase price equal to the greater of $10.00 per share or fair market value. The purchase price for these shares was paid either in cash or by delivery of a full recourse promissory note. The majority of the notes related to the 1996 Equity Incentive Plan were repaid as part of the 2001 Merger. The remaining unpaid outstanding balance was repaid during the year ended December 31, 2005. The unpaid outstanding balance of $0.3 million as of December 31, 2004, was included in notes receivable from sale of stock in the accompanying consolidated statements of stockholders’ equity.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $99.3 million for the year ended December 31, 2005, $73.3 million for the year ended December 31, 2004 and $51.8 million for the year ended December 31, 2003.

401(k) Plans. Our CB Richard Ellis 401(k) Plan (401(k) Plan) is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code. Generally, our U.S. employees are eligible to participate in the plan if the employee is at least 21 years old. The 401(k) Plan provides for participant contributions as well as discretionary employer contributions. A participant is allowed to contribute to the 401(k) Plan from 1% to 50% of his or her compensation, subject to limits imposed by applicable law. Each year, we determine the amount of employer contributions, if any, we will contribute to the 401 (k) Plan based on the performance and profitability of our consolidated U.S. operations. Our contributions for the year are allocated to participants who are actively employed on the last day of the plan year in proportion to each participant’s pre-tax contributions for that year, up to 5% of the participant’s compensation. In connection with the 401(k) Plan, we incurred $3.6 million for the year ended December 31, 2005, $1.2 million for the year ended December 31, 2004 and $2.2 million for the year ended December 31, 2003.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2005, 177,526 shares of our common stock were held as investments by participants in our 401(k) plan.

In connection with the Insignia Acquisition, we assumed Insignia’s existing 401(k) Retirement Savings Plan (Insignia 401(k) Plan) and its 401(k) Restoration Plan.

The Insignia 401(k) Plan covered substantially all Insignia employees in the U.S. Insignia made contributions equal to 25% of the employees’ contributions up to a maximum of 6% of the employees’ compensation and participants fully vested in Insignia’s contributions after five years. Effective July 23, 2003, we filed an application with the Internal Revenue Service (IRS) for approval of the termination of the Insignia 401(k) Plan. No further contributions were made to the Insignia 401(k) Plan and no new participants were allowed into the Insignia 401(k) Plan after that date. Upon the close of the Insignia Acquisition, participants in the Insignia 401(k) Plan were required, instead, to join our 401(k) Plan. However, loan payments were accepted into the Insignia 401(k) Plan up to the date we received IRS approval of plan termination. On June 16, 2005 we received IRS approval to terminate the Insignia 401(k) Plan. Participants were given the option of taking a lump-sum distribution or rolling over their balance into another plan. Participants still actively employed with us were given an additional option to roll over their balance into our 401(k) Plan. As of December 31, 2005, the Insignia 401(k) Plan was substantially liquidated.

The 401(k) Restoration Plan allowed designated executives of Insignia and certain participating affiliated employees in the Insignia 401(k) Plan to defer the receipt of a portion of their compensation in excess of the amount of compensation that was permitted to be contributed to the Insignia 401(k) Plan. This plan ceased to accept deferrals on July 23, 2003.

Pension Plans. The London-based firm of Hillier Parker May & Rowden, which we acquired in 1998, had a contributory defined benefit pension plan. A subsidiary of Insignia, which we acquired in connection with the Insignia Acquisition in 2003, had a contributory defined benefit pension plan in the U.K. Our subsidiaries based in the U.K. maintain these plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pension cost as actuarially determined and as required by applicable laws and regulations. Pension expense totaled $4.5 million for the year ended December 31, 2005, $6.5 million for the year ended December 31, 2004 and $7.8 million for the year ended December 31, 2003.

A measurement date of September 30, 2005 was used for both of our defined benefit pension plans for the year ended December 31, 2005. The defined benefit pension plan acquired in the Insignia Acquisition formerly had a measurement date of December 31. During 2004, the measurement date of this plan was changed to September 30 to conform with the measurement date used for our other defined benefit pension plan. The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2005	2004
Change in benefit obligation
Benefit obligation at beginning of period	$227,293	$200,186
Service cost	5,552	6,782
Interest cost	12,374	11,223
Plan participants’ contributions	2,494	2,332
Amendments	—	(6,462)
Actuarial loss	46,438	2,852
Benefits paid	(5,042)	(5,449)
Foreign currency translation	(27,406)	15,829

Benefit obligation at end of period	$261,703	$227,293

Change in plan assets
Fair value of plan asset at beginning of period	$185,395	$155,958
Actuarial return on plan assets	38,097	15,260
Company contributions	5,183	4,668
Plan participants’ contributions	2,494	2,332
Benefits paid	(5,042)	(5,449)
Foreign currency translation	(21,808)	12,626

Fair value of plan assets at end of period	$204,319	$185,395

Funded status	$(57,384)	$(41,898)
Unrecognized net actuarial loss	46,710	28,614
Unrecognized prior service benefit	(5,344)	(6,476)
Company contributions in the post-measurement period	4,450	779

Net amount recognized	$(11,568)	$(18,981)

Net amount recognized in the consolidated balance sheets
Accrued benefit liability	$(41,194)	$(27,871)
Accumulated other comprehensive loss	29,626	8,890

	$(11,568)	$(18,981)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all defined benefit pension plans was $251.4 million and $215.8 million at December 31, 2005 and 2004, respectively. Net periodic pension cost consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Service cost	$5,552	$6,782	$6,248
Interest cost	12,374	11,223	7,573
Expected return on plan assets	(13,768)	(12,666)	(8,023)
Amortization of prior service benefit	(475)	(279)	—
Amortization of unrecognized net loss	770	1,391	2,024

Net periodic pension cost	$4,453	$6,451	$7,822

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2005	2004
Discount rate	5.00%	5.70%
Expected return on plan assets	6.61%	7.72%
Rate of compensation increase	3.94%	3.94%

Weighted average assumptions used to determine our net periodic pension cost were as follows:

	Year Ended December 31,
	2005	2004	2003
Discount rate	5.25%	5.66%	5.56%
Expected return on plan assets	6.97%	7.62%	7.88%
Rate of compensation increase	3.94%	3.90%	4.24%

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2005 is based on 76.7% of the portfolio being invested in equities yielding a 7.3% real return and 19.0% of assets being primarily invested in corporate and government debt securities yielding a 4.6% real return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

Our pension plan weighted average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

Asset Category	Target Allocation 2006	Plan Assets At December 31,
		2005	2004
Equity securities	52%-82%	76.7%	72.4%
Debt securities	13%-48%	19.0%	22.6%
Other	5%	4.3%	5.0%

Total		100.0%	100.0%

Our pension trust assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that the trustees, in consultation with management believe are prudent

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We expect to contribute $7.0 million to our pension plans in 2006. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2006	$4,603
2007	5,080
2008	5,286
2009	5,746
2010	6,783
2011-2015	37,093

Total	$64,591

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt

Total debt consists of the following (dollars in thousands):

	December 31,
	2005	2004
Long-Term Debt:
Senior secured term loan, with interest ranging from 3.92% to 6.67%, due from 2005 through 2010	$265,250	$277,050
11 1/4% senior subordinated notes, net of unamortized discount of $1.6 million and $2.3 million at December 31, 2005 and 2004, respectively, due in 2011	163,021	205,032
9 3/4% senior notes due in 2010	130,000	130,000
Capital lease obligations, mainly for automobiles and telephone equipment, with interest ranging from 6.2% to 7.0%, due through 2009	2,656	183
Other	142	573

Subtotal	561,069	612,838
Less current maturities of long-term debt	11,913	11,954

Total long-term debt	549,156	600,884

Short-Term Borrowings:
Warehouse line of credit, with interest at one-month LIBOR plus 1.0% and a maturity date of February 1, 2006	66,245	138,233
Warehouse line of credit, with interest at daily Chase-London LIBOR rate plus 0.75% and a maturity date of November 14, 2006	189,718	—

Total warehouse lines of credit	255,963	138,233
Westmark senior notes, with interest ranging from 4.39% to 9.0%, due on demand	11,579	12,129
Insignia acquisition loan notes, with interest ranging from 2.61% to 3.00%, due on demand	4,594	8,535
Other	16	1,072

Total short-term borrowings	272,152	159,969
Add current maturities of long-term debt	11,913	11,954

Total current debt	284,065	171,923

Total debt	$833,221	$772,807

Future annual aggregate maturities of total consolidated debt at December 31, 2005 are as follows (dollars in thousands): 2006—$284,065; 2007—$13,297; 2008—$12,402; 2009—$12,316; 2010—$348,068; and $163,073 thereafter.

Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On April 23, 2004, we entered into an amendment to our previously amended and restated credit agreement that included a waiver generally permitting us to prepay, redeem, repurchase or otherwise retire up to $30.0 million of our existing indebtedness and provided for the refinancing of all outstanding amounts under our previous credit agreement as well as the amendment and restatement of our credit agreement upon the completion of our IPO. On June 15, 2004, in connection with the completion of our IPO, we completed the refinancing of all amounts outstanding under our amended and restated credit agreement and entered into a new amended and restated credit agreement, which became effective in connection with such refinancing. On November 15, 2004, we entered into a first amendment

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to our new amended and restated credit agreement, which reduced the interest rate spread of our term loan and increased flexibility on certain restricted payments and investments. On May 10, 2005, we entered into a second amendment to our amended and restated credit agreement (the Credit Agreement), which relaxed the mandatory prepayment clause of the initial credit agreement by permitting us to keep cash otherwise required to be used to pay down principal, so long as our leverage ratio is below 2.5 to 1.0.

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CS’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $265.3 million and $277.1 million as of December 31, 2005 and 2004, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2005 and 2004, we had no revolving credit facility principal outstanding. As of December 31, 2005, letters of credit totaling $13.7 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

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

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. Additionally, we wrote off $3.1 million of unamortized deferred financing costs in connection with this redemption. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of December 31, 2005 and 2004, respectively.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11 1/4% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11 1/4% senior subordinated notes in connection with the 2001 Merger. The 11 1/4% senior subordinated notes are unsecured senior subordinated obligations of CBRE and rank equally in right of payment with any of CBRE’s existing and future unsecured senior subordinated indebtedness, but are subordinated to any of CBRE’s existing and future senior indebtedness. The 11 1/4% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11 1/4% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In addition, before June 15, 2004, we were permitted to redeem up to 35.0% of the originally issued amount of the notes at 111 1/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we did not do. In the event of a change of control (as defined in the indenture governing our 11 1/4% senior subordinated notes), we are obligated to make an offer to purchase the 11 1/4% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. In May and June of 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. During the year ended December 31, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid an aggregate of $5.9 million of premiums and wrote off $1.5 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.0 million and $205.0 million as of December 31, 2005 and 2004, respectively.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We had short-term borrowings of $272.2 million and $160.0 million with related average interest rates of 5.2% and 3.7% as of December 31, 2005 and 2004, respectively.

Our wholly owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA (WaMu) and JP Morgan Chase Bank, N.A. (JP Morgan) for the purpose of funding mortgage loans that will be resold. The credit agreement with WaMu was previously with Residential Funding Corporation (RFC). On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement which provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on September 1, 2005. This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On December 13, 2004, we and RFC entered into the First Amendment to the Fifth Amended and Restated Warehousing Credit and Security Agreement whereby the warehousing commitment was temporarily increased to $315.0 million, effective December 20, 2004. This temporary increase was for the period from December 20, 2004 to and including January 20, 2005. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu. During the latter half of 2005, we executed several amendments to the warehouse line of credit with WaMu, which extended the agreement, the last of which extended the agreement until February 1, 2006.

On November 15, 2005, CBRE Melody entered into a Secured Credit Agreement with JP Morgan to establish an additional warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expires on November 14, 2006.

During the years ended December 31, 2005 and 2004, respectively, we had a maximum of $256.0 million and $279.8 million warehouse lines of credit principal outstanding. As of December 31, 2005 and 2004, we had $256.0 million and $138.2 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $256.0 million and $138.2 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2005 and 2004, respectively, which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995, we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.6 million and $12.1 million as of December 31, 2005 and 2004, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2005 and 2004, $4.6 million and $8.5 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

During 2005, in conjunction with the acquisition of properties held for sale in our European investment management business, we entered into debt agreements with ING Real Estate Finance N.V. (ING Real Estate) and The Royal Bank of Scotland (RBS). The agreement with ING Real Estate related to a property held for sale in Germany and provided for the borrowing of 19.0 million euros of acquisition indebtedness and 5.1 million euros of construction/upgrade financing. The 19.0 million principal had a floating rate component with respect to 8.0 million euros and a fixed rate component with respect to 11.0 million euros. The floating rate was tied to the three-month Euribor rate plus 0.95%. The fixed rate was equal to the Euro Interest Rate Swap Rate plus 1.05% for up to three years. The 5.1 million euro construction financing principal accrued interest based upon the aforementioned indices in both fixed and floating rate components. During the quarter ended September 30, 2005, we completed the sale of the German property held for sale and utilized the proceeds from the sale to repay all of the related debt. The agreement with RBS related to two properties held for sale in France and provided for the borrowing of 24.1 million euros. Interest accrued at a rate based on the three-month Euribor rate plus 1.20% and was payable quarterly in arrears. During the fourth quarter of 2005, we sold the majority of our ownership interests in our investment in two French properties held for sale. As a result of the dilution of our ownership interests in this investment, the assets and the related debt amounts were deconsolidated and are no longer included in our consolidated balance sheet. The operating results related to these properties held for sale were not significant for the year ended December 31, 2005.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of December 31, 2005 and 2004, there were no amounts outstanding under this facility.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2005 (dollars in thousands):

	Capital leases	Operating leases
2006	$935	$110,706
2007	816	98,610
2008	676	90,067
2009	596	81,986
2010	—	73,701
Thereafter	—	266,942

Total minimum payment required	$3,023	$722,012

The interest portion of capital lease payments represents the amount necessary to reduce net minimum lease payments to present value calculated at our incremental borrowing rate at the inception of the leases. This totaled approximately $0.4 million at December 31, 2005, resulting in a present value of net minimum lease payments of $2.7 million. At December 31, 2005, $0.8 million and $1.9 million were included in current maturities of long-term debt and long-term debt, respectively. In addition, the total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $13.3 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Minimum rentals	$121,672	$112,256	$81,361
Less sublease rentals	(687)	(1,152)	(2,134)

	$120,985	$111,104	$79,227

We had an outstanding letter of credit totaling $0.6 million as of December 31, 2005, excluding letters of credit related to our subsidiaries outstanding indebtedness and operating leases. Our wholly owned subsidiary, CBRE Melody, previously executed an agreement with Federal National Mortgage Association (Fannie Mae) to initially fund the purchase of a commercial mortgage loan portfolio using proceeds from its warehouse line of credit. Subsequently, a 100% participation in the loan portfolio was sold to Fannie Mae and we retained the credit risk on the first 2% of losses incurred on the underlying portfolio of commercial mortgage loans. The current loan portfolio balance is $62.7 million and we have collateralized a portion of our obligations to cover the first 1% of losses through a letter of credit in favor of Fannie Mae for a total of approximately $0.6 million. The other 1% is covered in the form of a guarantee to Fannie Mae. The letter of credit expires on December 10, 2006, however, we are obligated to renew the letter of credit until our obligation to cover potential credit losses is satisfied.

We had guarantees totaling $2.3 million as of December 31, 2005, which includes the guarantee to Fannie Mae discussed above, as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007. The other guarantees will expire at the end of each of the respective management agreements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2005, we had committed $31.2 million to fund future co-investments.

13. Income Taxes

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal:
Current	$82,431	$(3)	$(5,335)
Deferred	(7,367)	9,324	(6,637)

	75,064	9,321	(11,972)
State:
Current	11,016	—	—
Deferred	2,293	1,185	(1,613)

	13,309	1,185	(1,613)
Foreign:
Current	48,792	28,504	6,642
Deferred	1,716	4,519	667

	50,508	33,023	7,309

	$138,881	$43,529	$(6,276)

The following is a reconciliation, stated as a percentage of pre-tax income (loss), of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2005	2004	2003
Federal statutory tax rate	35%	35%	(35)%
Permanent differences	1	(1)	1
State taxes, net of federal benefit	2	1	(3)
Taxes on foreign income which differ from the U.S. statutory rate	(1)	5	21
Other	2	—	1

Effective tax rate	39%	40%	(15)%

The domestic component of income (loss) before provision (benefit) for income taxes included in the accompanying consolidated statements of operations was $206.9 million for the year ended December 31, 2005, $30.4 million for the year ended December 31, 2004 and $(31.6) million for the year ended December 31, 2003. The international component of income (loss) before provision (benefit) for income taxes was $149.3 million for the year ended December 31, 2005, $77.9 million for the year ended December 31, 2004 and $(9.4) million for the year ended December 31, 2003.

During the year ended December 31, 2005 and 2004, respectively, we recorded a $21.1 million and $9.1 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $20.6 million and $9.1 million was charged directly to additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheets in 2005 and 2004, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative tax effects of temporary differences are shown below at December 31, 2005 and 2004 (dollars in thousands):

	December 31,
	2005	2004
Asset (Liability)
Property and equipment	$615	$3,650
Bad debt and other reserves	45,953	38,560
Capitalized costs and intangibles	(42,283)	(41,947)
Bonus and deferred compensation	108,427	76,655
Investment	10,817	8,092
NOL, alternative minimum tax credit and charitable contribution carryforwards and state tax credits	16,357	37,916
Unconsolidated affiliates	5,576	2,554
Pension obligation	13,677	10,741
Acquisition	1,486	668
All other	2,827	2,344

Net deferred tax assets before valuation allowances	163,452	139,233
Valuation allowances	(30,623)	(37,640)

Net deferred tax assets	$132,829	$101,593

Total deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were as follows (dollars in thousands):

	December 31,
	2005	2004
Total deferred tax assets	$251,630	$198,762
Deferred tax assets valuation allowances	(30,623)	(37,640)

	221,007	161,122
Total deferred tax liabilities	(88,178)	(59,529)

Net deferred tax assets	$132,829	$101,593

As of December 31, 2005, we had U.S. federal NOL carryforwards of approximately $4.2 million, translating to a deferred tax asset before valuation allowance of $1.5 million. These NOLs expire in 2023 and 2024. As of December 31, 2005, there were also deferred tax assets of approximately $5.6 million related to state NOLs as well as $8.3 million related to foreign NOLs. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

Management determined that as of December 31, 2005, $30.6 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. During the year ended December 31, 2005, our valuation allowances decreased by approximately $7.0 million, primarily as a result of our determination that a portion of the net operating losses and capital losses for which a net deferred tax asset valuation allowance had previously been recorded would be utilized. Since the assets were established in connection with the 2001 Merger and the Insignia Acquisition, the reduction of the valuation allowance resulted in a decrease to goodwill.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2005, we elected to repatriate approximately $56.0 million under the provisions of the Act, which resulted in a $3.5 million charge to income tax expense for the year ended December 31, 2005.

A deferred U.S. tax liability has not been provided on the remaining unremitted earnings of foreign subsidiaries because it is our intent to permanently reinvest these earnings. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes—Special Areas,” aggregated approximately $185.7 million at December 31, 2005. The determination of the tax liability upon repatriation is not practicable.

14. Stockholders’ Equity

We are authorized to issue 325,000,000 shares of Class A common stock with $0.01 par value per share. Holders of our Class A common stock are entitled to one vote per share on all matters on which our stockholders are entitled to vote. Holders of our Class A common stock are entitled to receive ratably dividends if, as and when declared from time to time by our board of directors out of funds legally available for that purpose, after payment of dividends required to be paid on any outstanding preferred stock. Our senior credit facilities and indentures impose restrictions on our ability to declare dividends with respect to our Class A common stock.

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

15. Earnings (Loss) Per Share Information

The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Year Ended December 31,
	2005			2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$217,341	74,043,022	$2.94	$64,725	67,775,406	$0.95	$(34,704)	50,918,572	$(0.68)

Diluted earnings (loss) per share:
Net income (loss) applicable to common stockholders	$217,341	74,043,022		$64,725	67,775,406		$(34,704)	50,918,572
Dilutive effect of contingently issuable shares	—	9,654		—	1,010,753		—	—
Dilutive effect of incremental stock options	—	2,565,676		—	2,558,914		—	—

Net income (loss) applicable to common stockholders	$217,341	76,618,352	$2.84	$64,725	71,345,073	$0.91	$(34,704)	50,918,572	$(0.68)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options and warrants for the year ended December 31, 2003 were anti-dilutive since we reported a net loss. Any assumed exercise of options or warrants would have been anti-dilutive as they would have resulted in a lower loss per share. The following items were not included in the computation of diluted loss per share:

Year Ended December 31, 2003
Stock options
Outstanding	6,896,705
Price	$5.77
Expiration date	7/20/11 - 11/5/13
Stock warrants
Outstanding	708,019
Price	$10.825
Expiration date	8/27/07

16. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $759.8 million and $676.3 million at December 31, 2005 and 2004, respectively.

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

Warehouse Receivables: Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the WaMu and JP Morgan warehouse lines of credit outstanding (See Note 11).

Short-Term Borrowings: The majority of this balance represents the WaMu and the JP Morgan warehouse lines of credit. Due to the short-term maturities and variable interest rates of these instruments, fair value approximates carrying value (See Note 11).

11 1/4% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of the 11 1/4% senior subordinated notes was $177.8 million and $236.4 million at December 31, 2005 and 2004, respectively. Their actual carrying value totaled $163.0 million and $205.0 million at December 31, 2005 and 2004, respectively (See Note 11).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9 3/4% Senior Notes: Based on dealers’ quotes, the estimated fair value of the 9 3/4% senior notes was $141.7 million and $148.2 million at December 31, 2005 and 2004, respectively. Their actual carrying value totaled $130.0 million at December 31, 2005 and 2004, respectively (See Note 11).

Senior Secured Term Loans & Other Short-Term and Long-Term Debt: Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (see Note 11).

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

	2003 Charges	2004 Charges	Utilized To Date	To be Utilized
Lease termination costs	$15,805	$19,643	$(17,146)	$18,302
Severance	7,042	2,215	(9,257)	—
Change of control payments	6,525	—	(6,525)	—
Consulting costs	2,738	1,888	(4,626)	—
Other	4,707	1,828	(6,535)	—

Total merger-related charges	$36,817	$25,574	$(44,089)	$18,302

19. Guarantor and Nonguarantor Financial Statements

The 9 3/4% senior notes, the 11 1/4% senior subordinated notes, and the Credit Agreement are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. (see Note 11 for additional information).

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2005 and 2004; condensed consolidating statements of operations for the years ended December 31, 2005, 2004 and 2003 and condensed consolidating statements of cash flows for the years ended December 31, 2005, 2004 and 2003 of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$6	$106,449	$305,956	$36,878	$—	$449,289
Restricted cash	—	—	4,698	481	—	5,179
Receivables, less allowance for doubtful accounts	3	—	178,724	304,448	—	483,175
Warehouse receivables (a)	—	—	255,963	—	—	255,963
Prepaid expenses and other current assets	46,612	80	22,438	30,211	—	99,341

Total Current Assets	46,621	106,529	767,779	372,018	—	1,292,947
Property and equipment, net	—	—	80,290	57,365	—	137,655
Goodwill	—	—	556,399	323,780	—	880,179
Other intangible assets, net	—	—	85,093	24,447	—	109,540
Deferred compensation assets	—	144,597	—	—	—	144,597
Investments in and advances to unconsolidated subsidiaries	—	6,362	82,007	17,784	—	106,153
Investments in consolidated subsidiaries	651,017	541,718	321,177	—	(1,513,912)	—
Inter-company loan receivable	93,605	571,708	—	—	(665,313)	—
Deferred tax assets, net	86,217	—	—	—	—	86,217
Other assets, net	250	17,839	28,901	11,394	—	58,384

Total Assets	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672

Current Liabilities:
Accounts payable and accrued expenses	$—	$6,594	$103,686	$143,805	$—	$254,085
Compensation and employee benefits payable	—	—	119,521	70,463	—	189,984
Accrued bonus and profit sharing	—	—	155,664	169,309	—	324,973
Income taxes payable	63,918	—	—	—	—	63,918
Short-term borrowings:
Warehouse lines of credit (a)	—	—	255,963	—	—	255,963
Other	—	—	16,189	—	—	16,189

Total short-term borrowings	—	—	272,152	—	—	272,152
Current maturities of long-term debt	—	11,800	—	113	—	11,913
Other current liabilities	20,107	—	671	—	—	20,778

Total Current Liabilities	84,025	18,394	651,694	383,690	—	1,137,803
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	163,021	—	—	—	163,021
Senior secured term loan	—	253,450	—	—	—	253,450
9 3/4% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	647,228	18,085	(665,313)	—
Other long-term debt	—	—	—	2,685	—	2,685

Total Long-Term Debt	—	546,471	647,228	20,770	(665,313)	549,156
Deferred compensation liability	—	172,871	—	—	—	172,871
Pension liability	—	—	—	41,194	—	41,194
Other liabilities	—	—	81,006	33,133	—	114,139

Total Liabilities	84,025	737,736	1,379,928	478,787	(665,313)	2,015,163
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	6,824	—	6,824
Stockholders’ Equity	793,685	651,017	541,718	321,177	(1,513,912)	793,685

Total Liabilities and Stockholders’ Equity	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672

(a)	Although CBRE Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9 3/4% senior notes, 11 1/4% senior subordinated notes and our Credit Agreement, all warehouse receivables funded under the WaMu and JP Morgan lines of credit are pledged to WaMu and JP Morgan, and accordingly are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$3,496	$2,806	$216,463	$34,131	$—	$256,896
Restricted cash	—	—	8,735	478	—	9,213
Receivables, less allowance for doubtful accounts	9	—	135,117	258,936	—	394,062
Warehouse receivables (a)	—	—	138,233	—	—	138,233
Prepaid expenses and other current assets	26,065	178	19,925	19,123	—	65,291

Total Current Assets	29,570	2,984	518,473	312,668	—	863,695
Property and equipment, net	—	—	82,714	54,989	—	137,703
Goodwill	—	—	561,589	259,919	—	821,508
Other intangible assets, net	—	—	88,544	25,109	—	113,653
Deferred compensation assets	—	102,578	—	—	—	102,578
Investments in and advances to unconsolidated subsidiaries	—	8,676	56,191	18,634	—	83,501
Investments in consolidated subsidiaries	410,107	252,964	206,810	—	(869,881)	—
Inter-company loan receivable	71,006	797,432	—	—	(868,438)	—
Deferred tax assets, net	78,471	—	—	—	—	78,471
Other assets, net	—	23,681	31,808	15,038	—	70,527

Total Assets	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,845	$67,664	$112,368	$—	$185,877
Compensation and employee benefits payable	—	—	92,652	58,069	—	150,721
Accrued bonus and profit sharing	—	—	147,692	119,220	—	266,912
Short-term borrowings:
Warehouse lines of credit (a)	—	—	138,233	—	—	138,233
Other	—	—	21,540	196	—	21,736

Total short-term borrowings	—	—	159,773	196	—	159,969
Current maturities of long-term debt	—	11,800	—	154	—	11,954
Other current liabilities	29,206	—	—	341	—	29,547

Total Current Liabilities	29,206	17,645	467,781	290,348	—	804,980
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	205,032	—	—	—	205,032
Senior secured term loan	—	265,250	—	—	—	265,250
9 3/4% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	751,259	117,179	(868,438)	—
Other long-term debt	—	—	—	602	—	602

Total Long-Term Debt	—	600,282	751,259	117,781	(868,438)	600,884
Deferred compensation liability	—	160,281	—	—	—	160,281
Other liabilities	—	—	74,125	65,493	—	139,618

Total Liabilities	29,206	778,208	1,293,165	473,622	(868,438)	1,705,763
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	5,925	—	5,925
Stockholders’ Equity	559,948	410,107	252,964	206,810	(869,881)	559,948

Total Liabilities and Stockholders’ Equity	$589,154	$1,188,315	$1,546,129	$686,357	$(1,738,319)	$2,271,636

(a)	Although CBRE Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9 3/4% senior notes, 11 1/4% senior subordinated notes and our Credit Agreement, all warehouse receivables funded under the WaMu and JP Morgan lines of credit are pledged to WaMu and JP Morgan, and accordingly are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$(117)	$1,976,781	$933,977	$—	$2,910,641
Costs and expenses:
Cost of services	—	—	1,064,925	405,162	—	1,470,087
Operating, administrative and other	6,029	5,048	641,865	369,690	—	1,022,632
Depreciation and amortization	—	—	28,069	17,447	—	45,516

Operating (loss) income	(6,029)	(5,165)	241,922	141,678	—	372,406
Equity income from unconsolidated subsidiaries	—	4,718	30,263	3,444	—	38,425
Minority interest expense	—	—	—	2,163	—	2,163
Interest income	92	42,559	6,737	2,103	(42,224)	9,267
Interest expense	112	51,803	37,859	6,777	(42,224)	54,327
Loss on extinguishment of debt	—	7,386	—	—	—	7,386
Equity income from consolidated subsidiaries	221,079	229,173	87,777	—	(538,029)	—

Income before (benefit) provision for income taxes	215,030	212,096	328,840	138,285	(538,029)	356,222
(Benefit) provision for income taxes	(2,311)	(8,983)	99,667	50,508	—	138,881

Net income	$217,341	$221,079	$229,173	$87,777	$(538,029)	$217,341

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,617,413	$747,683	$—	$2,365,096
Costs and expenses:
Cost of services	—	—	880,830	322,935	—	1,203,765
Operating, administrative and other	2,168	12,933	566,479	328,312	—	909,892
Depreciation and amortization	—	—	36,263	18,594	—	54,857
Merger-related charges	—	—	22,038	3,536	—	25,574

Operating (loss) income	(2,168)	(12,933)	111,803	74,306	—	171,008
Equity income from unconsolidated subsidiaries	—	781	16,473	3,723	—	20,977
Minority interest expense	—	—	—	1,502	—	1,502
Interest income	185	53,585	3,249	3,444	(53,537)	6,926
Interest expense	4,094	58,874	48,363	10,286	(53,537)	68,080
Loss on extinguishment of debt	7,166	13,909	—	—	—	21,075
Equity income from consolidated subsidiaries	74,467	96,896	36,663	—	(208,026)	—

Income before (benefit) provision for income taxes	61,224	65,546	119,825	69,685	(208,026)	108,254
(Benefit) provision for income taxes	(3,501)	(8,921)	22,929	33,022	—	43,529

Net income	$64,725	$74,467	$96,896	$36,663	$(208,026)	$64,725

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,137,987	$492,087	$—	$1,630,074
Costs and expenses:
Cost of services	—	—	577,808	218,620	—	796,428
Operating, administrative and other	426	4,973	447,447	225,531	—	678,377
Depreciation and amortization	—	—	56,853	35,769	—	92,622
Merger-related charges	—	—	20,367	16,450	—	36,817

Operating (loss) income	(426)	(4,973)	35,512	(4,283)	—	25,830
Equity income from unconsolidated subsidiaries	—	132	14,433	365	—	14,930
Minority interest expense	—	—	—	565	—	565
Interest income	185	39,312	2,659	1,320	(38,853)	4,623
Interest expense	4,336	61,907	38,046	6,883	(38,853)	72,319
Loss on extinguishment of debt	13,479	—	—	—	—	13,479
Equity loss from consolidated subsidiaries	(21,214)	(8,432)	(17,354)	—	47,000	—

Loss before (benefit) provision for income taxes	(39,270)	(35,868)	(2,796)	(10,046)	47,000	(40,980)
(Benefit) provision for income taxes	(4,566)	(14,654)	5,636	7,308	—	(6,276)

Net loss	$(34,704)	$(21,214)	$(8,432)	$(17,354)	$47,000	$(34,704)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$76,620	$(30,649)	$187,639	$126,046	$359,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	—	—	2,892	757	3,649
Investment in property held for sale	—	—	—	(64,828)	(64,828)
Disposition of investment in property held for sale	—	—	—	64,828	64,828
Capital expenditures	—	—	(21,544)	(16,207)	(37,751)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(7,023)	(68,671)	(75,694)
Contributions to unconsolidated subsidiaries, net of capital distributions	—	2,721	(12,980)	(916)	(11,175)
Decrease in restricted cash	—	—	4,037	10	4,047
Other investing activities, net	—	64	1,010	341	1,415

Net cash provided by (used in) investing activities	—	2,785	(33,608)	(84,686)	(115,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loan	—	(11,800)	—	—	(11,800)
Proceeds from debt related to property held for sale	—	—	—	53,543	53,543
Repayment of debt related to property held for sale	—	—	—	(53,543)	(53,543)
(Repayment of) proceeds from euro cash pool and other loans, net	—	—	(3,897)	1,364	(2,533)
Repayment of 11 1/4% senior subordinated notes	—	(42,700)	—	—	(42,700)
Proceeds from exercise of stock options	11,450	—	—	—	11,450
Payment of deferred financing fees	—	(318)	—	—	(318)
(Increase) decrease in inter-company receivables, net	(91,976)	186,325	(60,641)	(33,708)	—
Other financing activities, net	416	—	—	(1,787)	(1,371)

Net cash (used in) provided by financing activities	(80,110)	131,507	(64,538)	(34,131)	(47,272)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,490)	103,643	89,493	7,229	196,875
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,496	2,806	216,463	34,131	256,896
Effect of currency exchange rate changes on cash	—	—	—	(4,482)	(4,482)

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$6	$106,449	$305,956	$36,878	$449,289

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$51,625	$773	$—	$52,398
Income taxes, net of refunds	$57,485	$—	$—	$—	$57,485

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$37,164	$(4,726)	$126,154	$28,615	$187,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	—	—	5,830	873	6,703
Proceeds from sale of property held for sale	—	—	—	50,401	50,401
Capital expenditures	—	—	(37,884)	(15,069)	(52,953)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(10,906)	(14,236)	(25,142)
Contributions to unconsolidated subsidiaries, net of capital distributions	—	(490)	(5,653)	(2,786)	(8,929)
Decrease in restricted cash	—	—	3,810	2,660	6,470
Other investing activities, net	—	—	1,339	(6,240)	(4,901)

Net cash (used in) provided by investing activities	—	(490)	(43,464)	15,603	(28,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the revolver and swingline credit facility	—	186,750	—	—	186,750
Repayment of revolver and swingline credit facility	—	(186,750)	—	—	(186,750)
Repayment of senior secured term loan	—	(20,450)	—	—	(20,450)
Repayment of debt related to property held for sale	—	—	—	(41,956)	(41,956)
Repayment of euro cash pool and other loans, net	—	—	(4,857)	(11,824)	(16,681)
Repayment of 9 3/4% senior notes	—	(70,000)	—	—	(70,000)
Repayment of 11 1/4% senior subordinated notes	—	(21,631)	—	—	(21,631)
Repayment of 16% senior notes	(38,316)	—	—	—	(38,316)
Proceeds from issuance of common stock, net	135,000	—	—	—	135,000
Proceeds from exercise of stock options	9,643	—	—	—	9,643
Payment of deferred financing fees	—	(4,683)	—	—	(4,683)
(Increase) decrease in inter-company receivables, net	(147,112)	124,769	(10,122)	32,465	—
Other financing activities, net	4,109	—	—	(2,401)	1,708

Net cash (used in) provided by financing activities	(36,676)	8,005	(14,979)	(23,716)	(67,366)

NET INCREASE IN CASH AND CASH EQUIVALENTS	488	2,789	67,711	20,502	91,490
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881
Effect of currency exchange rate changes on cash	—	—	—	1,525	1,525

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,496	$2,806	$216,463	$34,131	$256,896

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$7,050	$67,020	$1,548	$3,136	$78,754
Income taxes, net of refunds	$17,915	$—	$—	$—	$17,915

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(30,872)	$5,067	$73,771	$39,580	$87,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	—	—	3,753	196	3,949
Capital expenditures	—	—	(17,449)	(22,850)	(40,299)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(276,401)	12,718	(263,683)
Contributions to unconsolidated subsidiaries, net of capital distributions	—	—	(6,820)	(4,967)	(11,787)
Decrease in restricted cash	—	—	—	873	873
Other investing activities, net	—	—	2,528	19	2,547

Net cash used in investing activities	—	—	(294,389)	(14,011)	(308,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver and swingline credit facility	—	152,850	—	—	152,850
Repayment of revolver and swingline credit facility	—	(152,850)	—	—	(152,850)
Proceeds from senior secured term loans	—	375,000	—	—	375,000
Repayment of senior secured term loans	—	(298,475)	—	—	(298,475)
Proceeds from 9 3/4% senior notes	—	200,000	—	—	200,000
Repayment of notes payable	—	(43,000)	—	—	(43,000)
Repayment of 16% senior notes	(30,000)	—	—	—	(30,000)
Proceeds from euro cash pool loan and other loans, net	—	—	(914)	3,943	3,029
Payment of deferred financing fees	(8)	(22,699)	—	—	(22,707)
Proceeds from issuance of common stock, net	120,980	—	—	—	120,980
(Increase) decrease in inter-company receivables, net	(56,894)	(215,930)	296,111	(23,287)	—
Other financing activities, net	(325)	—	—	(838)	(1,163)

Net cash provided by (used in) financing activities	33,753	(5,104)	295,197	(20,182)	303,664

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,881	(37)	74,579	5,387	82,810
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	127	54	74,173	5,347	79,701
Effect of currency exchange rate changes on cash	—	—	—	1,370	1,370

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,008	$17	$148,752	$12,104	$163,881

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$15,823	$44,201	$1,491	$2,203	$63,718
Income taxes, net of refunds	$17,783	$—	$—	$—	$17,783

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Industry Segments

We report our operations through four segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific and (4) Global Investment Management.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not allocate net interest expense, loss on extinguishment of debt or provision (benefit) for income taxes among our segments. Summarized financial information by operating segment is as follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue
Americas	$2,011,647	$1,660,307	$1,155,461
EMEA	594,081	459,741	298,725
Asia Pacific	177,603	151,034	107,501
Global Investment Management	127,310	94,014	68,387

	$2,910,641	$2,365,096	$1,630,074

Operating income (loss)
Americas	$242,837	$106,704	$30,175
EMEA	94,334	30,902	(20,851)
Asia Pacific	23,846	18,553	7,046
Global Investment Management	11,389	14,849	9,460

	372,406	171,008	25,830
Equity income from unconsolidated subsidiaries
Americas	14,096	10,709	8,467
EMEA	282	83	14
Asia Pacific	1,187	936	132
Global Investment Management	22,860	9,249	6,317

	38,425	20,977	14,930
Minority interest expense (income)
Americas	828	421	394
EMEA	591	602	220
Asia Pacific	178	381	(229)
Global Investment Management	566	98	180

	2,163	1,502	565
Interest income	9,267	6,926	4,623
Interest expense	54,327	68,080	72,319
Loss on extinguishment of debt	7,386	21,075	13,479

Income (loss) before provision (benefit) for income taxes	$356,222	$108,254	$(40,980)

Depreciation and amortization
Americas	$30,782	$37,514	$56,865
EMEA	10,468	12,050	31,110
Asia Pacific	2,430	2,476	2,226
Global Investment Management	1,836	2,817	2,421

	$45,516	$54,857	$92,622

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Capital expenditures
Americas	$25,451	$39,470	$17,965
EMEA	7,666	10,038	19,406
Asia Pacific	3,572	2,180	1,605
Global Investment Management	1,062	1,265	1,323

	$37,751	$52,953	$40,299

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2005	2004
	(Dollars in thousands)
Identifiable assets
Americas	$1,412,497	$1,209,695
EMEA	579,347	473,239
Asia Pacific	92,936	78,309
Global Investment Management	148,774	151,904
Corporate	582,118	358,489

	$2,815,672	$2,271,636

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents and net deferred tax assets.

	December 31,
	2005	2004
	(Dollars in thousands)
Investments in and advances to unconsolidated subsidiaries
Americas	$41,503	$19,636
EMEA	389	144
Asia Pacific	6,587	6,042
Global Investment Management	57,674	57,679

	$106,153	$83,501

Geographic Information:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Revenue
U.S.	$1,976,615	$1,617,315	$1,137,986
U.K.	355,540	294,934	179,792
All other countries	578,486	452,847	312,296

	$2,910,641	$2,365,096	$1,630,074

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2005	2004
	(Dollars in thousands)
Long-lived assets
U.S.	$80,290	$82,714
U.K.	28,035	33,611
All other countries	29,330	21,378

	$137,655	$137,703

The long-lived assets shown in the table above include property and equipment.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Related Party Transactions

Included in other current and other assets, net in the accompanying consolidated balance sheets are employee loans of $26.6 million and $25.5 million as of December 31, 2005 and 2004, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with the Insignia Acquisition as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 10% per annum and mature on various dates through 2010.

The accompanying consolidated balance sheets also include $0.1 million and $0.4 million of notes receivable from sale of stock as of December 31, 2005 and 2004, respectively. These notes are primarily comprised of full recourse loans to our employees, officers and certain shareholders, and are secured by our common stock that is owned by the borrowers. These recourse loans are at varying principal amounts, require quarterly interest payments, bear interest at rates up to 10.0% per annum and mature on various dates through 2010.

As of December 31, 2004, Mr. White had an outstanding loan balance of $257,300 in connection with his purchase of shares in 1998 under our 1996 Equity Incentive Plan, which amount is included in notes receivable from the sale of stock in the accompanying consolidated balance sheet. All interest charged on the outstanding loan balances for any year was forgiven if Mr. White’s performance produced a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. All interest on Mr. White’s loan was forgiven in 2004 and 2005 as a result of Mr. White’s bonus earnings. Mr. White repaid this loan in full on February 15, 2005.

From time to time, directors and executive officers are given an opportunity to invest in investment vehicles managed by certain of our subsidiaries on the same terms as other unaffiliated investors. Bradford Freeman, one of our directors, has invested $5.0 million, Richard Blum, our Chairman of the Board, has invested $2.5 million, Frederic Malek, one of our directors, has invested $1.2 million, Ray Wirta, our former Chief Executive Officer and current director, has invested $0.5 million and Cal Frese, one of our executive officers, has invested $0.2 million in CBRE Realty Finance, Inc., a real estate investment trust managed and sponsored by an affiliate of ours as well as by our subsidiary, CBRE Melody. These investments have been made on the same terms as unaffiliated investors. Additionally, Mr. Malek has committed to invest $2.0 million, Blum Family Partners, L.P., a significant stockholder affiliated with Richard Blum, our Chairman of the Board, has committed to invest $1.5 million and Mr. Wirta has committed to invest $1.0 million in CB Richard Ellis Strategic Partners IV, L.P. (through pooled co-investment vehicles organized for the investment of certain employees). Previously, Mr. Wirta invested an aggregate of $25,000, $50,000 and $75,000, respectively in CB Richard Ellis Strategic Partners, L.P., CB Richard Ellis Strategic Partners II, L.P. and CB Richard Ellis Strategic Partners III, L.P. The Strategic Partner funds are closed-end real estate investment funds managed and sponsored by our subsidiary, CBRE Investors. Each of these investments has been approved by our Board of Directors, including all of the disinterested members.

CBRE Investors and certain investment funds managed by it, retained the law firm of Mayer, Brown, Rowe & Maw LLP, including its predecessors, to provide legal services during each of 2005, 2004 and 2003. Mr. Kantor, who has been a member of our Board since February 2004, currently is a partner at Mayer, Brown, Rowe and Maw LLP.

CB RICHARD ELLIS GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2005	Three Months Ended September 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
	(Dollars in thousands, except share data)
Revenue	$956,014	$744,198	$672,163	$538,266
Operating income	158,969	95,884	80,924	36,629
Net income	95,412	56,936	50,421	14,572
Basic EPS (1)	1.28	0.77	0.68	0.20
Weighted average shares outstanding for basic EPS (1)	74,710,557	74,177,337	73,785,232	73,532,843
Diluted EPS (1)	$1.24	$0.74	$0.66	$0.19
Weighted average shares outstanding for diluted EPS (1)	77,181,108	76,777,271	76,365,899	76,184,725

	Three Months Ended December 31, 2004	Three Months Ended September 30, 2004	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004
	(Dollars in thousands, except share data)
Revenue	$798,189	$574,999	$550,916	$440,992
Operating income (loss)	110,236	44,682	25,362	(9,272)
Net income (loss)	66,433	11,895	2,965	(16,568)
Basic EPS (1)	0.91	0.17	0.05	(0.26)
Weighted average shares outstanding for basic EPS (1)	73,044,481	71,446,359	63,990,494	62,522,176
Diluted EPS (1)	$0.88	$0.16	$0.04	$(0.26)
Weighted average shares outstanding for diluted EPS (1)	75,814,979	75,184,418	69,375,929	62,522,176

(1)	EPS is defined as earnings (loss) per share

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f), including maintenance of (i) records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, and (ii) policies and procedures that provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (b) our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors and (c) prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CB Richard Ellis Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CB Richard Ellis Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on these financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 14, 2006

Item 9b. Other Information

Not applicable.

Item 10. Directors and Executive Officers of the Registrant

The information under the headings “Information About the Board”, “Corporate Governance”, “Executive Officers” and “Stock Ownership” in the definitive proxy statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

We filed the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as an exhibit to this Annual Report on Form 10-K.

On June 27, 2005, Brett White, our Chief Executive Officer and President, submitted to the New York Stock Exchange the Annual Written Affirmation required by Section 303A of the Corporate Governance Rules of the New York Stock Exchange certifying that he was not aware of any violations by CB Richard Ellis Group, Inc. of the New York Stock Exchange’s corporate governance listing standards.

Item 11. Executive Compensation

The information contained under the headings “Information About the Board—Compensation of Directors”, “Information About the Board—Board Committees”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the definitive proxy statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the headings “Executive Compensation” and “Related Party Transactions” in the definitive proxy statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the headings “Corporate Governance—Principal Accountant Fees and Services” in the definitive proxy statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 60.

2.	Financial Statement Schedule

See Schedule II on page 116.

3.	Exhibits

See Exhibit Index beginning on page 118 hereof.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2002	$10,892
Acquired in connection with the Insignia Acquisition	5,061
Charges to expense	3,436
Write-offs, payments and other	(3,208)

Balance, December 31, 2003	16,181
Charges to expense	2,367
Write-offs, payments and other	(3,737)

Balance, December 31, 2004	14,811
Charges to expense	4,214
Write-offs, payments and other	(3,379)

Balance, December 31, 2005	$15,646

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

By:	/s/ BRETT WHITE
Brett White Chief Executive Officer

Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 14, 2006

/s/ GIL BOROK Gil Borok	Global Controller (principal accounting officer)	March 14, 2006

/s/ JEFFREY A. COZAD Jeffrey A. Cozad	Director	March 14, 2006

/s/ PATRICE MARIE DANIELS Patrice Marie Daniels	Director	March 14, 2006

/s/ THOMAS A. DASCHLE Thomas A. Daschle	Director	March 14, 2006

/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 14, 2006

/s/ MICHAEL KANTOR Michael Kantor	Director	March 14, 2006

/s/ KENNETH J. KAY Kenneth J. Kay	Chief Financial Officer (principal financial officer)	March 14, 2006

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 14, 2006

/s/ JOHN G. NUGENT John G. Nugent	Director	March 14, 2006

/s/ BRETT WHITE Brett White	Director and Chief Executive Officer (principal executive officer)	March 14, 2006

/s/ GARY L. WILSON Gary L. Wilson	Director	March 14, 2006

/s/ RAY WIRTA Ray Wirta	Vice Chairman	March 14, 2006

EXHIBIT INDEX

Exhibit		Description
2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp. (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC on October 20, 2003)

2.2		Purchase Agreement, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Apple Acquisition Corp. and Island Fund I LLC (incorporated by reference to Exhibit 2.3 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

3.1		Form of Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 15, 2004 (incorporated by reference to Exhibit 3.3 of the CB Richard Ellis Group, Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

3.2		Form of Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.5 of the CB Richard Ellis Group, Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

4.1		Form of Class A common stock certificate of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.2	(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.2	(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.3		Anti-Dilution Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 20 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.4		Warrant Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc., and FS Equity Partners III, L.P. and FS Equity Partners International, L.P. (incorporated by reference to Exhibit 26 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

Exhibit		Description
4.5	(a)	Indenture, dated as of May 22, 2003, between CBRE Escrow, Inc., and U.S. Bank National Association, as Trustee, for 9 3/4% Senior Notes Due May 15, 2010 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

4.5	(b)	First Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.5	(c)	Second Supplemental Indenture, dated as of December 4, 2003, among CB Richard Ellis Services, Inc., Investors 1031, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(a)	Indenture, dated as of June 7, 2001, among CB Richard Ellis Services, Inc., BLUM CB Corp., CB Richard Ellis Group, Inc., the Subsidiary Guarantors named therein and State Street Bank and Trust Company of California, N.A., as Trustee, for 11 1/4% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 17 of the CB Richard Ellis Services, Inc. Schedule 13D filed with the SEC (No. 005-46943) on July 30, 2001)

4.6	(b)	First Supplemental Indenture, dated as of July 20, 2001, among CB Richard Ellis Services, Inc., the Subsidiary Guarantors and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 10.17(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(c)	Second Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association as successor to Street Bank and Trust Company of California, N.A (incorporated by reference to Exhibit 10.17(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(d)	Third Supplemental Indenture, dated as of December 4, 2003 among CB Richard Ellis Services, Inc., Investors 1031, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 10.17(d) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

10.1	(a)	Amendment Agreement and Waiver, dated as of April 23, 2004, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(a) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

10.1	(b)	Amended and Restated Credit Agreement, dated as of April 23, 2004 (“Credit Agreement”), by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

10.1	(c)	Amendment to Credit Agreement, dated as of November 15, 2004, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

Exhibit		Description
10.1(d)		Amendment No. 2 to Credit Agreement, dated as of May 10, 2005, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10 of the CB Richard Ellis Group, Inc. Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 14, 2006)

10.2		CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.3		2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.3(a)		Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005)*

10.4		CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.5		CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.6		Employment Agreement, dated as of July 20, 2001, between CB Richard Ellis Services, Inc. and Ray Wirta (incorporated by reference to Exhibit 10.13 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-4 (No. 333-70980) filed with the SEC on October 4, 2001)*

10.7		Termination of Employment Agreement, effective as of February 15, 2004, between CB Richard Ellis Services, Inc. and Ray Wirta (incorporated by reference to Exhibit 10.6 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 30, 2004)*

10.8		Full Recourse Note, dated as of April 8, 2004, by and between Ray Wirta and CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.9 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.9		Pledge Agreement, dated as of April 8, 2004, by and between Ray Wirta and CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.10 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.10		Amended and Restated Executive Service Agreement, dated as of June 4, 2003, between CB Richard Ellis Limited and Alan Charles Froggatt (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.11		Employment Agreement, dated as of January 23, 2001, between CB Richard Ellis Pty Ltd. and Robert Blain (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.12	(a)	CB Richard Ellis Deferred Compensation Plan effective as of August 1, 2004 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-8 filed with the SEC (No. 333-119362) on September 29, 2004)*

Exhibit		Description
10.12	(b)	Amendment, dated as of November 18, 2005, to CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan*, **

10.13		Agreement, dated as of January 23, 2005, between Alan Froggatt and CB Richard Ellis Limited (incorporated by reference to Exhibit 10.13 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 15, 2005)*

10.14		Transition Agreement, dated as of February 22, 2005, by and between Ray Wirta, CB Richard Ellis Group, Inc. and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.14 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 15, 2005)*

10.15		Executive Bonus Plan, amended as of January 1, 2006 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on February 6, 2006)*

11		Statement concerning Computation of Per Share Earnings (filed as [Note 15] of the Consolidated Financial Statements)

12		Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends**

21		Subsidiaries of CB Richard Ellis Group, Inc.**

23.1		Consent of Independent Registered Public Accounting Firm**

31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

32		Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith