Form 10-Q
period 2006-03-31
CB RICHARD ELLIS GROUP INC
filed 2006-05-10
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of Class A common stock outstanding at April 28, 2006 was 74,311,957.

FORM 10-Q

March 31, 2006

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$253,089	$449,289
Restricted cash	5,330	5,179
Receivables, less allowance for doubtful accounts of $15,665 and $15,646 at March 31, 2006 and December 31, 2005, respectively	427,399	483,175
Warehouse receivables	82,555	255,963
Prepaid expenses	52,986	36,402
Deferred tax assets, net	42,434	38,629
Other current assets	20,706	16,327
Total Current Assets	884,499	1,284,964
Property and equipment, net	152,915	137,655
Goodwill	886,374	880,179
Other intangible assets, net of accumulated amortization of $35,554 and $30,586 at March 31, 2006 and December 31, 2005, respectively	108,329	109,540
Deferred compensation assets	161,512	144,597
Investments in and advances to unconsolidated subsidiaries	100,391	106,153
Deferred tax assets, net	110,412	94,200
Other assets, net	81,347	58,384
Total Assets	$2,485,779	$2,815,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$203,025	$254,085
Compensation and employee benefits payable	204,818	189,984
Accrued bonus and profit sharing	156,977	324,973
Income taxes payable	16,316	63,918
Short-term borrowings:
Warehouse lines of credit	82,555	255,963
Other	27,388	16,189
Total short-term borrowings	109,943	272,152
Current maturities of long-term debt	12,523	11,913
Other current liabilities	20,579	20,778
Total Current Liabilities	724,181	1,137,803
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $1,593 and $1,648 at March 31, 2006 and December 31, 2005, respectively	163,076	163,021
Senior secured term loan	250,500	253,450
9¾% senior notes	130,000	130,000
Other long-term debt	2,021	2,685
Total Long-Term Debt	545,597	549,156
Deferred compensation liability	183,464	172,871
Pension liability	41,621	41,194
Other liabilities	127,997	114,139
Total Liabilities	1,622,860	2,015,163
Commitments and contingencies	—	—
Minority interest	18,060	6,824
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 74,260,535 and 73,784,582 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	743	738
Additional paid-in capital	561,878	550,128
Notes receivable from sale of stock	(101)	(101)
Accumulated earnings	320,425	283,515
Accumulated other comprehensive loss	(38,086)	(40,595)
Total Stockholders’ Equity	844,859	793,685
Total Liabilities and Stockholders’ Equity	$2,485,779	$2,815,672

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$680,091	$538,266
Costs and expenses:
Cost of services	340,445	268,046
Operating, administrative and other	265,161	223,221
Depreciation and amortization	14,930	10,370
Operating income	59,555	36,629
Equity income from unconsolidated subsidiaries	8,413	3,930
Minority interest expense	229	689
Interest income	3,590	2,445
Interest expense	13,935	13,598
Loss on extinguishment of debt	—	4,930
Income before provision for income taxes	57,394	23,787
Provision for income taxes	20,484	9,215
Net income	$36,910	$14,572
Basic income per share	$0.49	$0.20
Weighted average shares outstanding for basic income per share	75,186,507	73,532,843
Diluted income per share	$0.48	$0.19
Weighted average shares outstanding for diluted income per share	77,649,588	76,184,725

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,910	$14,572
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,930	10,370
Amortization and write-off of deferred financing costs	1,211	1,888
Amortization and write-off of long-term debt discount	55	352
Deferred compensation deferrals	7,364	7,413
Gain on sale of servicing rights and other assets	(698)	(329)
Equity income from unconsolidated subsidiaries	(8,413)	(3,930)
Distribution of earnings from unconsolidated subsidiaries	4,105	2,032
Minority interest expense	229	689
(Recovery of) provision for doubtful accounts	(362)	371
Deferred income taxes	(7,967)	(6,859)
Compensation expense for stock options and non-vested stock awards	2,263	777
Incremental tax benefit from stock options exercised	(6,284)	—
Tenant concessions received	2,394	517
Decrease in receivables	59,341	93,554
Increase in deferred compensation assets	(16,915)	(8,513)
Increase in prepaid expenses and other assets	(41,576)	(4,828)
Decrease in accounts payable and accrued expenses	(49,559)	(16,496)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(153,336)	(139,303)
(Decrease) increase in income taxes payable	(41,309)	5,197
Increase (decrease) in other liabilities	12,983	(14,942)
Other operating activities, net	(124)	(177)
Net cash used in operating activities	(184,758)	(57,645)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,066)	(7,144)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(8,315)	(41)
Capital distributions from (contributions to) investments in unconsolidated subsidiaries, net	3,954	(7,403)
Other investing activities, net	325	1,431
Net cash used in investing activities	(20,102)	(13,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(2,950)	(2,950)
Proceeds from (repayment of) Euro cash pool loan and other loans, net	1,281	(306)
Repayment of 11¼% senior subordinated notes	—	(26,405)
Proceeds from exercise of stock options	3,273	2,075
Incremental tax benefits from stock options exercised	6,284	—
Other financing activities, net	187	453
Net cash provided by (used in) financing activities	8,075	(27,133)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(196,785)	(97,935)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	449,289	256,896
Effect of currency exchange rate changes on cash	585	(1,177)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$253,089	$157,784
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,994	$7,755
Income taxes, net of refunds	$68,819	$10,049

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

				Notes		Accumulated other comprehensive loss
	Shares	Class A common stock	Additional paid-in capital	receivable from sale of stock	Accumulated earnings	Minimum pension liability	Foreign currency translation	Total
Balance at December 31, 2005	73,784,582	$738	$550,128	$(101)	$283,515	$(20,739)	$(19,856)	$793,685
Net income	—	—	—	—	36,910	—	—	36,910
Net cancellation and distribution of deferred compensation stock fund units	141,557	1	(58)	—	—	—	—	(57)
Stock options exercised (including tax benefit)	334,996	4	9,545	—	—	—	—	9,549
Compensation expense for stock options and non-vested stock awards	—	—	2,263	—	—	—	—	2,263
Foreign currency translation gain	—	—	—	—	—	—	2,509	2,509
Cancellation of non-vested stock awards	(600)	—	—	—	—	—	—	—
Balance at March 31, 2006	74,260,535	$743	$561,878	$(101)	$320,425	$(20,739)	$(17,347)	$844,859

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

On July 20, 2001, we acquired all of the outstanding stock of CBRE pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among CBRE, Blum CB Corp. (Blum CB) and us. Blum CB was merged with and into CBRE with CBRE being the surviving corporation (the 2001 Merger). In July 2003, our global position in the commercial real estate services industry was further solidified as CBRE acquired Insignia Financial Group, Inc. (Insignia). On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 28, 2003 (the Insignia Acquisition Agreement), by and among us, CBRE, Apple Acquisition Corp. (Apple Acquisition), a Delaware corporation and wholly owned subsidiary of CBRE, and Insignia, Apple Acquisition was merged with and into Insignia (the Insignia Acquisition). Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly owned subsidiary of CBRE. We have no substantive operations other than our investment in CBRE.

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. Lastly, on December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004, July 14, 2004, December 13, 2004 and November 15, 2005.

We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial mortgage origination and servicing, integrated capital markets (equity and debt) solutions, commercial property and corporate facility management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.   Basis of Presentation (Continued)

statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2005.

3.   Stock-Based Compensation

Stock Incentive Plans

2001 Stock Incentive Plan.   Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of March 31, 2006, outstanding stock options granted under the 2001 stock incentive plan to acquire 3,305,933 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $5.77 and vest and are exercisable in 20% annual increments over five years from the date of grant. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

2004 Stock Incentive Plan.   Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors and consultants. A total of 6,928,406 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan. This share reserve is reduced by one share upon grant of an option or stock appreciation right, and is reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. Awards that expire, terminate, lapse, that are reacquired by us or are redeemed for cash rather than shares will again be available for grant under the

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   Stock-Based Compensation (Continued)

stock incentive plan. No employee is eligible to be granted options or stock appreciation rights covering more than 2,078,522 shares during any calendar year. In addition, our board of directors has adopted a policy stating that no person is eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 692,841 shares during any calendar year and to be granted any other form of stock award covering more than 346,240 shares during any calendar year. As of March 31, 2006, 2,150,087 shares were subject to options issued under our 2004 stock incentive plan and 3,877,307 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during 2004 have exercise prices in the range of $19.00 to $22.39 and vest and are exercisable generally in equal annual increments over three or four years from the date of grant. Options granted under this plan during 2005 have exercise prices in the range of $33.30 to $46.275 and vest and are also exercisable generally in equal annual increments over three or four years from the date of grant. All options previously granted under the 2004 stock incentive plan have had a term of five or seven years from the date of grant. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition our board of directors may adjust outstanding awards to preserve the awards’ benefits or potential benefits.

A summary of the status of our option plans and warrants is presented in the tables below:

	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	5,797,016	$16.38	1,548,327	$8.91
Exercised	(334,996)	9.55
Granted	—	—
Forfeited	(6,000)	46.28
Outstanding at March 31, 2006	5,456,020	$16.75	1,298,265	$8.87

Options outstanding at March 31, 2006 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options
		Weighted			Exercisable Options
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Prices	Outstanding	Life	Price	Value	Exercisable	Price	Value
$5.77	3,305,933	6.6	$5.77		1,059,413	$5.77
$19.00 – $22.39	1,096,554	3.5	22.33		231,451	22.21
$33.30 – $46.28	1,053,533	6.3	45.38		7,401	35.13
	5,456,020	5.9	$16.75	$348,912,479	1,298,265	$8.87	$93,254,375

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   Stock-Based Compensation (Continued)

Non-Vested Stock Awards.   Under our 2004 stock incentive plan, we have issued non-vested stock awards in our Class A common stock to certain of our employees and members of our Board of Directors. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares	Weighted Average Market Value Per Share
Balance at December 31, 2005	167,774	$44.38
Granted	147,251	67.91
Vested	—	—
Forfeited	(600)	46.28
Balance at March 31, 2006	314,425	$55.40

Accounting for Stock-Based Compensation

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

In the fourth quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  Awards under our stock-based compensation plans generally vest over three to five-year periods. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2006 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123 Revised, “Share Based Payment,” or SFAS No. 123R. SFAS No. 123R requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. Effective January 1, 2006, we adopted SFAS No. 123R applying the modified-prospective method for remaining unvested options that were granted subsequent to our IPO and the prospective method for remaining unvested options that were granted prior to our IPO.

The modified-prospective method provides for certain changes to the method for valuing share-based payment compensation, however prior periods are not required to be revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards as well as options that were granted subsequent to our IPO that are outstanding on the effective date and are subsequently modified or cancelled. As we have been accounting for our options under the fair value based method under SFAS

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   Stock-Based Compensation (Continued)

No. 123 since the fourth quarter of 2003, the adoption of the modified-prospective method of SFAS No. 123R has not had a material impact on our financial position or results of operations.

We are applying the prospective method for the remaining unvested options that were granted prior to our IPO. Under prospective method application, the fair value and other provisions of the statement are to be applied only to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to account for any portion of awards outstanding as of January 1, 2006 using the accounting principles originally applied to those awards. Accordingly, for stock awards issued in 2001 and 2002 which remained outstanding as of January 1, 2006, we are continuing to account for them under the measurement provisions of APB Opinion No. 25 and related FASB interpretations. In addition, our 2003 and pre-IPO 2004 grants will continue to be accounted for under the minimum value provisions of SFAS No. 123.

In accordance with SFAS No. 123R, we have continued to estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options. The dividend yield is excluded from the calculation, as it is our present intention to retain all earnings. SFAS No. 123R also requires companies to estimate forfeitures. As we previously estimated forfeitures under SFAS No. 123, in this regard our adoption of SFAS No. 123R has had no impact on our results of operations for the three months ended March 31, 2006.

The following table illustrates the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Three Months Ended March 31,
	2006	2005
Net income as reported	$36,910	$14,572
Add: Stock-based employee compensation expense included in reported net income, net of the related tax effect	1,455	476
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(1,593)	(591)
Pro forma net income	$36,772	$14,457
Basic income per share:
As reported	$0.49	$0.20
Pro forma	$0.49	$0.20
Diluted income per share:
As reported	$0.48	$0.19
Pro forma	$0.47	$0.19

We did not grant any options during the three months ended March 31, 2006. The weighted average fair value of options granted by us was $12.86 for the three months ended March 31, 2005. The fair value of

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   Stock-Based Compensation (Continued)

each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

Three Months Ended March 31,
2005
Risk-free interest rate	3.42%
Expected volatility	40.00%
Expected life	4 years

Option valuation models require the input of subjective assumptions including the expected stock price volatility and expected life. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the Black-Scholes model necessarily provides a reliable single measure of the fair value of our employee stock options.

The total estimated grant date fair value of stock options that vested during the three months ended March 31, 2006 was $1.7 million, which approximates the share-based compensation expense before taxes included in other operating expenses due to the monthly vesting for the majority of our stock option plans. At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was approximately $21.0 million, which is expected to be recognized over a weighted average period of 3.2 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $17.8 million. We recorded cash received from stock option exercises of $3.3 million and related tax benefits of $6.3 million during the three months ended March 31, 2006. Upon option exercise, we issue new shares of stock.

A tax benefit is created when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. Prior to the adoption of SFAS No. 123R, we presented all such tax benefits as operating cash flows on our consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from such tax benefits to be classified as financing cash flows. Under SFAS No. 123R, we have classified excess tax benefits of $6.3 million for the three months ended March 31, 2006 as financing cash inflows.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

4.   Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the accompanying consolidated balance sheets. Fair value is defined as the amount at which an instrument could be

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.   Fair Value of Financial Instruments (Continued)

exchanged in a current transaction between willing parties other than in a forced or liquidation sale. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents and Restricted Cash:   These balances include cash and cash equivalents as well as restricted cash with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.

Receivables, less allowance for doubtful accounts:   Due to their short-term nature, fair value approximates carrying value.

Warehouse Receivables:   Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the WaMu and JP Morgan warehouse lines of credit outstanding (See Note 8).

Short-Term Borrowings:   The majority of this balance represents the WaMu and JP Morgan warehouse lines of credit. Due to the short-term maturities and variable interest rates of these instruments, fair value approximates carrying value  (See Note 8).

11 1/4% Senior Subordinated Notes:   Based on dealers’ quotes, the estimated fair value of the 11¼% senior subordinated notes was $176.2 million and $177.8 million at March 31, 2006 and December 31, 2005, respectively. Their actual carrying value totaled $163.1 million and $163.0 million at March 31, 2006 and December 31, 2005, respectively (See Note 8).

9 3/4% Senior Notes:   Based on dealers’ quotes, the estimated fair value of the 9¾% senior notes was $140.4 million and $141.7 million at March 31, 2006 and December 31, 2005, respectively. Their actual carrying value totaled $130.0 million at both March 31, 2006 and December 31, 2005 (See Note 8).

Senior Secured Term Loan & Other Short-Term and Long-Term Debt:   Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (See Note 8).

5.   Restricted Cash

Included in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, is restricted cash of $5.3 million and $5.2 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the U.K.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.   Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for us and each of our segments (See Note 16 for a description of our segments) for the three months ended March 31, 2006 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Total
Balance at January 1, 2006	$571,517	$260,988	$14,017	$33,657	$880,179
Purchase accounting adjustments related to acquisitions	(6,951)	2,522	10,624	—	6,195
Balance at March 31, 2006	$564,566	$263,510	$24,641	$33,657	$886,374

Other intangible assets totaled $108.3 million and $109.5 million, net of accumulated amortization of $35.6 million and $30.6 million, as of March 31, 2006 and December 31, 2005, respectively, and are comprised of the following (dollars in thousands):

	As of March 31, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826
	$83,526		$83,526
Amortizable intangible assets
Management contracts	27,804	(18,324)	27,769	(17,404)
Loan servicing rights	22,120	(8,185)	21,571	(7,657)
Other	10,433	(9,045)	7,260	(5,525)
	$60,357	$(35,554)	$56,600	$(30,586)
Total intangible assets	$143,883	$(35,554)	$140,126	$(30,586)

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.   Goodwill and Other Intangible Assets (Continued)

Other amortizable intangible assets mainly represent other intangible assets acquired as a result of the Insignia Acquisition, including an intangible asset recognized for non-contractual revenue acquired in the U.S. as well as franchise agreements and a trade name in France. Additionally, net revenue backlog acquired from in-fill acquisitions in the latter part of 2005 is also included. All of these other intangible assets are being amortized over estimated useful lives of up to twenty years.

Amortization expense related to intangible assets was $5.0 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively. The estimated annual amortization expense for each of the years ending December 31, 2006 through December 31, 2010 approximates $9.5 million, $5.0 million, $3.7 million, $3.1 million and $3.1 million, respectively.

7.   Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenue	$102,384	$107,514
Operating income	$25,384	$21,384
Net income	$196,413	$42,540

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries.

In June 2005, CBRE Realty Finance, Inc. (CBRE Realty Finance), a real estate investment trust, was formed and is managed by our wholly owned subsidiary, CBRE Melody (formerly known as L.J. Melody & Company). On June 9, 2005, we received 300,000 shares of restricted stock and an option to purchase 500,000 shares of common stock from CBRE Realty Finance that vest in three equal annual installments. The principal business activity of CBRE Realty Finance is to originate, acquire, invest in, finance and manage a diversified portfolio of commercial real estate-related loans and securities. As of March 31, 2006, CBRE Realty Finance had total assets of $903.8 million and total equity of $290.4 million. CBRE Realty Finance is a variable interest entity as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R). In accordance with FIN No. 46R, CBRE Realty Finance is not consolidated in our consolidated financial statements because we are not its primary beneficiary. Our maximum exposure to loss is limited to our equity investment in CBRE Realty Finance, which was approximately $17.8 million as of March 31, 2006.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.   Debt

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CS’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $262.3 million and $265.3 million as of March 31, 2006 and December 31, 2005, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2006 and December 31, 2005, we had no revolving credit facility principal outstanding. As of March 31, 2006, letters of credit totaling $1.6 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our domestic assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾%

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.   Debt (Continued)

senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of both March 31, 2006 and December 31, 2005.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the 2001 Merger. The 11¼% senior subordinated notes are unsecured senior subordinated obligations of CBRE and rank equally in right of payment with any of CBRE’s existing and future unsecured senior subordinated indebtedness, but are subordinated to any of CBRE’s existing and future senior indebtedness. The 11¼% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In the event of a change of control (as defined in the indenture governing our 11¼% senior subordinated notes), we are obligated to make an offer to purchase the 11¼% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. During the year ended December 31, 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. During the year ended December 31, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $5.9 million of premiums and wrote off $1.5 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.1 million and $163.0 million as of March 31, 2006 and December 31, 2005, respectively.

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

We had short-term borrowings of $109.9 million and $272.2 million with related average interest rates of 5.3% and 5.2% as of March 31, 2006 and December 31, 2005, respectively.

Our wholly-owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA (WaMu) and JP Morgan Chase Bank, N.A. (JP Morgan) for the purpose of funding mortgage loans that will be resold. The credit agreement with WaMu was previously with Residential Funding

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.   Debt (Continued)

Corporation (RFC). On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement which provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on September 1, 2005.  This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice.

On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu. During the latter half of 2005 and early 2006, we executed several amendments extending the warehouse line of credit with WaMu, the last of which extended the agreement until June 1, 2006.

On November 15, 2005, CBRE Melody entered into a Secured Credit Agreement with JP Morgan to establish an additional warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expires on November 14, 2006.

During the three months ended March 31, 2006, we had a maximum of $256.0 million warehouse lines of credit principal outstanding. As of March 31, 2006 and December 31, 2005, we had $82.6 million and $256.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $82.6 million and $256.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2006 and December 31, 2005, respectively, and which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million and $11.6 million as of March 31, 2006 and December 31, 2005, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2006 and December 31, 2005, $4.6 million of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.   Debt (Continued)

In January 2006, we acquired an additional stake in our Japanese affiliate IKOMA CB Richard Ellis KK (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of March 31, 2006, IKOMA had $9.3 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of March 31, 2006, $2.1 million was outstanding under this facility. As of December 31, 2005, there were no amounts outstanding under this facility.

9.   Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

We had an outstanding letter of credit totaling $0.4 million as of March 31, 2006, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. The $0.4 million outstanding letter of credit is a Fannie Mae letter of credit executed by CBRE Melody and expires on December 10, 2006. However, we are obligated to renew this letter of credit until our obligation to cover our portion of potential credit losses is satisfied.

We had guarantees totaling $2.1 million as of March 31, 2006, which includes a guarantee to Fannie Mae for $0.4 million as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007. The other guarantees will expire at the end of each of the respective management agreements.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2006, we had committed $32.2 million to fund future co-investments.

10.   Comprehensive Income

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.   Comprehensive Income (Continued)

The following table provides a summary of comprehensive income (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$36,910	$14,572
Foreign currency translation gain (loss)	2,509	(1,946)
Comprehensive income	$39,419	$12,626

11.   Earnings Per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during each period. Where appropriate, the computation of diluted EPS further assumes the dilutive effect of potential common shares, which include stock options, stock warrants and certain contingently issuable shares. Contingently issuable shares represent non-vested stock awards. In accordance with SFAS No. 128, “Earnings Per Share,” these shares are included in the dilutive earnings per share calculation under the treasury stock method. The following is a calculation of earnings per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$36,910	75,186,507	$0.49	$14,572	73,532,843	$0.20
Diluted earnings per share:
Net income applicable to common stockholders	$36,910	75,186,507		$14,572	73,532,843
Dilutive effect of contingently issuable shares	—	52,743		—	—
Dilutive effect of stock options	—	2,410,338		—	2,651,882
Net income applicable to common stockholders	$36,910	77,649,588	$0.48	$14,572	76,184,725	$0.19

12.   Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $753.5 million and $759.8 million at March 31, 2006 and December 31, 2005, respectively.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$1,705	$1,427
Interest cost	3,379	3,216
Expected return on plan assets	(3,491)	(3,576)
Amortization of prior service benefit	(114)	(123)
Amortization of unrecognized net loss	363	200
Net periodic pension cost	$1,842	$1,144

We contributed $2.1 million to fund our pension plans during the three months ended March 31, 2006. We expect to contribute a total of $7.7 million to fund our pension plans for the year ended December 31, 2006.

14.   Liabilities Related to the Insignia Acquisition

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we accrued certain liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”  These remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2005	2006 Utilization	To be Utilized
Lease termination costs	$19,289	$(792)	$18,497
Legal settlements anticipated	7,670	(638)	7,032
Severance	671	(5)	666
Costs associated with exiting contracts	69	(36)	33
	$27,699	$(1,471)	$26,228

The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2005	2006 Utilization	To be Utilized
Lease termination costs	$18,302	$(1,228)	$17,074

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements

The 9¾% senior notes, the 11¼% senior subordinated notes, and the Credit Agreement are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries (see Note 8 for additional information).

The following condensed consolidating financial information includes:

(1)   Condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005; condensed consolidating statements of operations for the three months ended March 31, 2006 and 2005; and condensed consolidating statements of cash flows for the three months ended March 31, 2006 and 2005, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2)   Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Current Assets:
Cash and cash equivalents	$5	$95,199	$103,221	$54,664	$—	$253,089
Restricted cash	—	—	4,798	532	—	5,330
Receivables, less allowance for doubtful accounts	7	—	165,596	261,796	—	427,399
Warehouse receivables (a)	—	—	82,555	—	—	82,555
Prepaid expenses and other current assets	42,434	80	39,839	33,773	—	116,126
Total Current Assets	42,446	95,279	396,009	350,765	—	884,499
Property and equipment, net	—	—	85,581	67,334	—	152,915
Goodwill	—	—	548,547	337,827	—	886,374
Other intangible assets, net	—	—	84,341	23,988	—	108,329
Deferred compensation assets	—	161,512	—	—	—	161,512
Investments in and advances to unconsolidated subsidiaries	—	121	79,283	20,987	—	100,391
Investments in consolidated subsidiaries	677,059	524,805	350,119	—	(1,551,983)	—
Inter-company loan receivable	51,494	632,229	—	—	(683,723)	—
Deferred tax assets, net	110,412	—	—	—	—	110,412
Other assets, net	218	16,611	38,079	26,439	—	81,347
Total Assets	$881,629	$1,430,557	$1,581,959	$827,340	$(2,235,706)	$2,485,779
Current Liabilities:
Accounts payable and accrued expenses	$—	$14,658	$74,281	$114,086	$—	$203,025
Compensation and employee benefits payable	—	—	110,198	94,620	—	204,818
Accrued bonus and profit sharing	—	—	58,631	98,346	—	156,977
Income taxes payable	16,316	—	—	—	—	16,316
Short-term borrowings:
Warehouse lines of credit (a)	—	—	82,555	—	—	82,555
Other	—	—	15,902	11,486	—	27,388
Total short-term borrowings	—	—	98,457	11,486	—	109,943
Current maturities of long-term debt	—	11,800	—	723	—	12,523
Other current liabilities	20,454	—	125	—	—	20,579
Total Current Liabilities	36,770	26,458	341,692	319,261	—	724,181
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	163,076	—	—	—	163,076
Senior secured term loan	—	250,500	—	—	—	250,500
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	632,801	50,922	(683,723)	—
Other long-term debt	—	—	—	2,021	—	2,021
Total Long-Term Debt	—	543,576	632,801	52,943	(683,723)	545,597
Deferred compensation liability	—	183,464	—	—	—	183,464
Pension liability	—	—	—	41,621	—	41,621
Other liabilities	—	—	82,661	45,336	—	127,997
Total Liabilities	36,770	753,498	1,057,154	459,161	(683,723)	1,622,860
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	18,060	—	18,060
Stockholders’ Equity	844,859	677,059	524,805	350,119	(1,551,983)	844,859
Total Liabilities and Stockholders’ Equity	$881,629	$1,430,557	$1,581,959	$827,340	$(2,235,706)	$2,485,779

(a)                 Although CBRE Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes, 11¼% senior subordinated notes and our Credit Agreement, all warehouse receivables funded under the WaMu and JP Morgan lines of credit were pledged to WaMu and JP Morgan, and accordingly, were not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Current Assets:
Cash and cash equivalents	$6	$106,449	$305,956	$36,878	$—	$449,289
Restricted cash	—	—	4,698	481	—	5,179
Receivables, less allowance for doubtful accounts	3	—	178,724	304,448	—	483,175
Warehouse receivables (a)	—	—	255,963	—	—	255,963
Prepaid expenses and other current assets	38,629	80	22,438	30,211	—	91,358
Total Current Assets	38,638	106,529	767,779	372,018	—	1,284,964
Property and equipment, net	—	—	80,290	57,365	—	137,655
Goodwill	—	—	556,399	323,780	—	880,179
Other intangible assets, net	—	—	85,093	24,447	—	109,540
Deferred compensation assets	—	144,597	—	—	—	144,597
Investments in and advances to unconsolidated subsidiaries	—	6,362	82,007	17,784	—	106,153
Investments in consolidated subsidiaries	651,017	541,718	321,177	—	(1,513,912)	—
Inter-company loan receivable	93,605	571,708	—	—	(665,313)	—
Deferred tax assets, net	94,200	—	—	—	—	94,200
Other assets, net	250	17,839	28,901	11,394	—	58,384
Total Assets	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672
Current Liabilities:
Accounts payable and accrued expenses	$—	$6,594	$103,686	$143,805	$—	$254,085
Compensation and employee benefits payable	—	—	119,521	70,463	—	189,984
Accrued bonus and profit sharing	—	—	155,664	169,309	—	324,973
Income taxes payable	63,918	—	—	—	—	63,918
Short-term borrowings:
Warehouse lines of credit (a)	—	—	255,963	—	—	255,963
Other	—	—	16,189	—	—	16,189
Total short-term borrowings	—	—	272,152	—	—	272,152
Current maturities of long-term debt	—	11,800	—	113	—	11,913
Other current liabilities	20,107	—	671	—	—	20,778
Total Current Liabilities	84,025	18,394	651,694	383,690	—	1,137,803
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	163,021	—	—	—	163,021
Senior secured term loan	—	253,450	—	—	—	253,450
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	647,228	18,085	(665,313)	—
Other long-term debt	—	—	—	2,685	—	2,685
Total Long-Term Debt	—	546,471	647,228	20,770	(665,313)	549,156
Deferred compensation liability	—	172,871	—	—	—	172,871
Pension liability	—	—	—	41,194	—	41,194
Other liabilities	—	—	81,006	33,133	—	114,139
Total Liabilities	84,025	737,736	1,379,928	478,787	(665,313)	2,015,163
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	6,824	—	6,824
Stockholders’ Equity	793,685	651,017	541,718	321,177	(1,513,912)	793,685
Total Liabilities and Stockholders’ Equity	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672

(a)                 Although CBRE Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes, 11¼% senior subordinated notes and our Credit Agreement, all warehouse receivables funded under the WaMu and JP Morgan lines of credit were pledged to WaMu and JP Morgan, and accordingly, were not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$438,972	$241,119	$—	$680,091
Costs and expenses:
Cost of services	—	—	228,149	112,296	—	340,445
Operating, administrative and other	2,410	(668)	165,578	97,841	—	265,161
Depreciation and amortization	—	—	7,298	7,632	—	14,930
Operating (loss) income	(2,410)	668	37,947	23,350	—	59,555
Equity income from unconsolidated subsidiaries	—	324	7,592	497	—	8,413
Minority interest expense	—	—	—	229	—	229
Interest income	3	11,238	2,925	607	(11,183)	3,590
Interest expense	—	13,388	10,523	1,207	(11,183)	13,935
Equity income from consolidated subsidiaries	38,398	39,680	14,496	—	(92,574)	—
Income before (benefit) provision for income taxes	35,991	38,522	52,437	23,018	(92,574)	57,394
(Benefit) provision for income taxes	(919)	124	12,757	8,522	—	20,484
Net income	$36,910	$38,398	$39,680	$14,496	$(92,574)	$36,910

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$(117)	$369,679	$168,704	$—	$538,266
Costs and expenses:
Cost of services	—	—	190,117	77,929	—	268,046
Operating, administrative and other	1,045	2,005	140,480	79,691	—	223,221
Depreciation and amortization	—	—	6,566	3,804	—	10,370
Operating (loss) income	(1,045)	(2,122)	32,516	7,280	—	36,629
Equity income (loss) from unconsolidated subsidiaries	—	211	4,763	(1,044)	—	3,930
Minority interest expense	—	—	—	689	—	689
Interest income	21	10,850	1,425	882	(10,733)	2,445
Interest expense	112	12,991	9,721	1,507	(10,733)	13,598
Loss on extinguishment of debt	—	4,930	—	—	—	4,930
Equity income from consolidated subsidiaries	15,277	24,729	2,393	—	(42,399)	—
Income before (benefit) provision for income taxes	14,141	15,747	31,376	4,922	(42,399)	23,787
(Benefit) provision for income taxes	(431)	470	6,647	2,529	—	9,215
Net income	$14,572	$15,277	$24,729	$2,393	$(42,399)	$14,572

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(52,627)	$8,026	$(120,053)	$(20,104)	$(184,758)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(11,355)	(4,711)	(16,066)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	—	(8,315)	(8,315)
Capital distributions from (contributions to) investments in unconsolidated subsidiaries, net	—	—	6,574	(2,620)	3,954
Other investing activities, net	—	16	361	(52)	325
Net cash provided by (used in) investing activities	—	16	(4,420)	(15,698)	(20,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loan	—	(2,950)	—	—	(2,950)
(Repayment of) proceeds from Euro cash pool and other loans, net	—	—	(334)	1,615	1,281
Proceeds from exercise of stock options	3,273	—	—	—	3,273
Incremental tax benefits from stock options exercised	6,284	—	—	—	6,284
Decrease (increase) in inter-company receivables, net	43,069	(16,342)	(77,928)	51,201	—
Other financing activities, net	—	—	—	187	187
Net cash provided by (used in) financing activities	52,626	(19,292)	(78,262)	53,003	8,075
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(11,250)	(202,735)	17,201	(196,785)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	106,449	305,956	36,878	449,289
Effect of currency exchange rate changes on cash	—	—	—	585	585
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$95,199	$103,221	$54,664	$253,089
SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$4,154	$279	$561	$4,994
Income taxes, net of refunds	$68,819	$—	$—	$—	$68,819

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(7,631)	$(2,105)	$(59,706)	$8,310	$(61,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(5,497)	(1,647)	(7,144)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(14)	(27)	(41)
Contributions to unconsolidated subsidiaries, net of capital distributions	—	—	(6,849)	(554)	(7,403)
Other investing activities, net	—	16	1,339	76	1,431
Net cash provided by (used in) investing activities	—	16	(11,021)	(2,152)	(13,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loan	—	(2,950)	—	—	(2,950)
Repayment of Euro cash pool and other loans, net	—	—	(300)	(6)	(306)
Repayment of 11¼% senior subordinated notes	—	(26,405)	—	—	(26,405)
Proceeds from exercise of stock options	2,075	—	—	—	2,075
Incremental tax benefits from stock options exercised	3,487	—	—	—	3,487
Decrease (increase) in inter-company receivables, net	1,833	44,302	(55,349)	9,214	—
Other financing activities, net	264	—	—	189	453
Net cash provided by (used in) financing activities	7,659	14,947	(55,649)	9,397	(23,646)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28	12,858	(126,376)	15,555	(97,935)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,496	2,806	216,463	34,131	256,896
Effect of currency exchange rate changes on cash	—	—	—	(1,177)	(1,177)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,524	$15,664	$90,087	$48,509	$157,784
SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$7,362	$296	$97	$7,755
Income taxes, net of refunds	$10,049	$—	$—	$—	$10,049

16.   Industry Segments

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   Industry Segments (Continued)

Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through investments in real estate in the U.S., Europe and Asia.

We do not allocate net interest expense, loss on extinguishment of debt or provision for income taxes among our segments. Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue
Americas	$453,776	$381,114
EMEA	135,231	102,110
Asia Pacific	60,691	33,875
Global Investment Management	30,393	21,167
	$680,091	$538,266
Operating income
Americas	$43,470	$33,610
EMEA	14,026	17
Asia Pacific	708	1,455
Global Investment Management	1,351	1,547
	59,555	36,629
Equity income (loss) from unconsolidated subsidiaries
Americas	3,315	2,989
EMEA	(1)	—
Asia Pacific	358	218
Global Investment Management	4,741	723
	8,413	3,930
Minority interest expense (income)
Americas	77	89
EMEA	267	182
Asia Pacific	(103)	130
Global Investment Management	(12)	288
	229	689
Interest income	3,590	2,445
Interest expense	13,935	13,598
Loss on extinguishment of debt	—	4,930
Income before provision for income taxes	$57,394	$23,787

17.   New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” or SFAS No. 155. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 permits fair value remeasurement for

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.   New Accounting Pronouncements (Continued)

any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain embedded derivatives requiring bifurcation. The statement will be effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” or SFAS No. 156. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It also requires all separately recognized servicing assets and liabilities to be initially measured at fair value. It provides an entity with the choice of either amortizing servicing assets and liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or to measure servicing assets and liabilities at fair value and report changes in fair value in current period earnings. The statement will be effective as of the beginning of the fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material effect on our consolidated financial position or results of operations.

18.   Subsequent Events

In April 2006, we gave notice to holders of our 11¼% senior subordinated notes that we will redeem all outstanding notes at a redemption price of $105.625 on June 15, 2006.

On April 28, 2006, our board of directors approved a three-for-one stock split on all of our outstanding Class A common stock, payable on June 1, 2006 to stockholders of record as of May 15, 2006. The stock split will be effected by the issuance of two shares of Class A common stock for each share outstanding on the record date. After the stock split, we will have approximately 225 million shares outstanding, options outstanding and exercisable for approximately 16 million shares and approximately 3.5 million shares subject to issuance under our prior deferred compensation plan.

Our historical earnings per share on a pro forma basis, assuming the stock split had occurred as of January 1, 2005, would be as follows:

	Three Months Ended March 31,
	2006	2005
Basic earnings per share	$0.16	$0.07
Diluted earnings per share	$0.16	$0.06

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended March 31, 2006, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are the world’s largest commercial real estate services firm, based on 2005 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2005, excluding affiliates and partner offices, we operated in more than 220 offices worldwide with approximately 14,500 employees providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial mortgage origination and servicing, integrated capital markets (equity and debt) solutions, commercial property and corporate facility management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees. In 2005, we were the only commercial real estate services company included on the Fortune 1000 list of the largest publicly-held companies.

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

Macroeconomic Conditions

Economic trends and government policies directly affect our operations as well as global and regional commercial real estate markets generally. These include: overall economic activity and employment growth, interest rate levels, the availability of credit to finance transactions and the impact of tax and regulatory policies. Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, can negatively affect the performance of many of our business lines. Weak economic conditions could result in a general decrease in transaction activity and decline in rents, which, in turn, would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business. If our real estate and mortgage brokerage businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various business lines.

For example, beginning in 2003 and continuing into 2006, economic conditions in the United States improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in sales and leasing activities and we expect this trend to continue in the near term. However, in the event of a slowdown in the U.S. economy, our revenue growth could be negatively impacted.

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

Strategic in-fill acquisitions are an integral component of our growth plans. In 2005, we completed seven acquisitions for an aggregate purchase price of approximately $100 million, including our acquisition of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom, both within our Europe, Middle East, and Africa (EMEA) business segment. In early January 2006, our Asia Pacific business segment was augmented by the acquisition of an additional stake in our Japanese affiliate, IKOMA CB Richard Ellis KK, or IKOMA, increasing our equity interest to 51%. These three international acquisitions are a good example of our efforts to broaden our geographic coverage. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2004, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through March 31, 2006, we have incurred $35.9 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own. We expect to incur total integration expenses of approximately $8.5 million during 2006, which include residual Insignia-related integration costs as well as similar costs related to our strategic in-fill acquisitions in 2005 and 2006.

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

Leverage

We are leveraged and therefore have debt service obligations. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating the Insignia Acquisition, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry.

Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, we refinanced our senior secured credit facilities in October 2003 and again during 2004 to obtain more attractive interest rates and other terms, redeemed $30.0 million in aggregate principal amount of our 16% senior notes in late 2003 and repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market during 2004.

In addition, on June 15, 2004 we received aggregate net proceeds of approximately $135.0 million, after deducting the underwriting discounts and commissions and offering expenses payable by us, in connection with the sale of 7,726,764 shares of our Class A common stock pursuant to the completion of our initial public offering. During June 2004, we used a portion of the net proceeds received from the offering to prepay $15.0 million in principal amount of the term loan under our amended and restated credit agreement and during July 2004, we used the remaining net proceeds we received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9¾% senior notes. During 2005, we repurchased $42.7 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. Most recently, in April 2006, we gave notice to holders of our 11¼% senior subordinated notes that we will redeem all outstanding notes on June 15, 2006. Our management expects to continue to look for opportunities to reduce our debt in the future.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include goodwill and other intangible assets, revenue recognition, income taxes and our consolidation policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended March 31, 2006.

Basis of Presentation

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

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the three months ended March 31, 2006 and 2005 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
Revenue	$680,091	100.0%	$538,266	100.0%
Costs and expenses:
Cost of services	340,445	50.1	268,046	49.8
Operating, administrative and other	265,161	39.0	223,221	41.5
Depreciation and amortization	14,930	2.2	10,370	1.9
Operating income	59,555	8.7	36,629	6.8
Equity income from unconsolidated subsidiaries	8,413	1.2	3,930	0.7
Minority interest expense	229	—	689	0.1
Interest income	3,590	0.5	2,445	0.4
Interest expense	13,935	2.0	13,598	2.5
Loss on extinguishment of debt	—	—	4,930	0.9
Income before provision for income taxes	57,394	8.4	23,787	4.4
Provision for income taxes	20,484	3.0	9,215	1.7
Net income	$36,910	5.4%	$14,572	2.7%
EBITDA	$82,669	12.2%	$50,240	9.3%

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

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income and net income, each as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$36,910	$14,572
Add:
Depreciation and amortization	14,930	10,370
Interest expense	13,935	13,598
Loss on extinguishment of debt	—	4,930
Provision for income taxes	20,484	9,215
Less:
Interest income	3,590	2,445
EBITDA	$82,669	$50,240

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

We reported consolidated net income of $36.9 million for the three months ended March 31, 2006 on revenue of $680.1 million as compared to consolidated net income of $14.6 million on revenue of $538.3 million for the three months ended March 31, 2005.

Our revenue on a consolidated basis increased by $141.8 million, or 26.3%, as compared to the three months ended March 31, 2005. The revenue growth was primarily driven by continued higher worldwide transaction revenue as well as increased appraisal and management fees, all of which were attributable to improved performance as well as due to in-fill acquisitions completed subsequent to the three months ended March 31, 2005. Additionally, higher fees generated in our Global Investment Management business, particularly in the United States and in the United Kingdom, contributed to the increase. Foreign currency translation had a $16.7 million negative impact on total revenue during the three months ended March 31, 2006.

Our cost of services on a consolidated basis increased by $72.4 million, or 27.0%, during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was additional headcount, which primarily resulted from in-fill acquisitions. Foreign currency translation had a $7.7 million positive impact on cost of services during the three months ended March 31, 2006. Cost of services as a percentage of revenue was relatively consistent between periods at 50.1% for the three months ended March 31, 2006 versus 49.8% for the three months ended March 31, 2005.

Our operating, administrative and other expenses on a consolidated basis were $265.2 million, an increase of $41.9 million, or 18.8%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses, as well as increased marketing costs, all of which resulted from our improved operating performance as well as from the in-fill acquisitions previously mentioned. Foreign currency translation had a $5.9 million positive impact on total operating expenses during the three months ended March 31, 2006. Operating expenses as a percentage of revenue decreased from 41.5% for the three months ended March 31, 2005 to 39.0% for the three months ended March 31, 2006, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense on a consolidated basis increased by $4.6 million, or 44.0%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to higher amortization expense related to intangibles acquired in recent in-fill acquisitions, predominantly in our EMEA business segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $4.5 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This was primarily due to improved performance in our Global Investment Management segment, and resulted from gains realized from the disposition of assets maintained in our investment portfolios, as well as higher equity income recognized from the ownership of affiliated companies, which have continued to benefit from improved industry conditions.

Our consolidated interest expense was relatively consistent between periods totaling $13.9 million for the three months ended March 31, 2006, an increase of $0.3 million, or 2.5%, as compared to the three months ended March 31, 2005. Higher interest expense resulting from an increase in interest rates was predominately offset by interest savings realized as a result of debt repayments made throughout 2005. In April 2006, we gave notice to bondholders of our 11¼% senior subordinated notes that we will redeem all outstanding notes at a redemption price of $105.625 on June 15, 2006. This redemption will result in annual interest expense savings of $18.5 million, with approximately one-half of that amount realized in 2006. Our management expects to continue to look for opportunities to reduce our debt in the future.

Our loss on extinguishment of debt on a consolidated basis was $4.9 million for the three months ended March 31, 2005. The loss incurred was related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of $26.4 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market in the first quarter of 2005. We expect to incur additional charges of this type in connection with the continuation of our de-leveraging efforts in the future, including costs associated with the above mentioned redemption of our 11¼% senior subordinated notes on June 15, 2006.

Our provision for income taxes on a consolidated basis was $20.5 million for the three months ended March 31, 2006 as compared to $9.2 million for the three months ended March 31, 2005. Our effective tax rate declined from 38.7% for the three months ended March 31, 2005 to 35.7% for the three months ended March 31, 2006. The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2005. The decrease in the effective tax rate is primarily a result of the change in the mix of domestic and foreign earnings.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income by our Americas, EMEA, Asia Pacific and Global Investment Management operating segments for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
Americas
Revenue	$453,776	100.0%	$381,114	100.0%
Costs and expenses:
Cost of services	241,167	53.2	199,957	52.5
Operating, administrative and other	161,293	35.5	140,619	36.9
Depreciation and amortization	7,846	1.7	6,928	1.8
Operating income	$43,470	9.6%	$33,610	8.8%
EBITDA	$54,554	12.0%	$43,438	11.4%
EMEA
Revenue	$135,231	100.0%	$102,110	100.0%
Costs and expenses:
Cost of services	63,396	46.9	49,775	48.7
Operating, administrative and other	52,151	38.5	49,894	48.9
Depreciation and amortization	5,658	4.2	2,424	2.4
Operating income	$14,026	10.4	$17	—
EBITDA	$19,416	14.4%	$2,259	2.2%
Asia Pacific
Revenue	$60,691	100.0%	$33,875	100.0%
Costs and expenses:
Cost of services	35,882	59.1	18,314	54.0
Operating, administrative and other	23,172	38.2	13,507	39.9
Depreciation and amortization	929	1.5	599	1.8
Operating income	$708	1.2%	$1,455	4.3%
EBITDA	$2,098	3.5%	$2,142	6.3%
Global Investment Management
Revenue	$30,393	100.0%	$21,167	100.0%
Costs and expenses:
Operating, administrative and other	28,545	93.9	19,201	90.7
Depreciation and amortization	497	1.6	419	2.0
Operating income	$1,351	4.5%	$1,547	7.3%
EBITDA	$6,601	21.7%	$2,401	11.3%

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

However, EBITDA is not a recognized measurement under GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, operating income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments.

We do not allocate net interest expense, loss on extinguishment of debt or provision for income taxes among our segments. Accordingly, EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Americas
Operating income	$43,470	$33,610
Adjustments:
Depreciation and amortization	7,846	6,928
Equity income from unconsolidated subsidiaries	3,315	2,989
Minority interest expense	(77)	(89)
EBITDA	$54,554	$43,438
EMEA
Operating income	$14,026	$17
Adjustments:
Depreciation and amortization	5,658	2,424
Equity loss from unconsolidated subsidiaries	(1)	—
Minority interest expense	(267)	(182)
EBITDA	$19,416	$2,259
Asia Pacific
Operating income	$708	$1,455
Adjustments:
Depreciation and amortization	929	599
Equity income from unconsolidated subsidiaries	358	218
Minority interest income (expense)	103	(130)
EBITDA	$2,098	$2,142
Global Investment Management
Operating income	$1,351	$1,547
Adjustments:
Depreciation and amortization	497	419
Equity income from unconsolidated subsidiaries	4,741	723
Minority interest income (expense)	12	(288)
EBITDA	$6,601	$2,401

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Americas

Revenue increased by $72.7 million, or 19.1%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The overall increase was primarily driven by continued strong investment sales activity, improved leasing activity, and higher appraisal and management fees. Foreign currency translation had a $2.0 million positive impact on total revenue during the three months ended March 31, 2006.

Cost of services increased by $41.2 million, or 20.6%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had an $0.8 million negative impact on cost of services during the three months ended March 31, 2006. Cost of services as a percentage of revenue was relatively consistent between periods at 53.2% for the three months ended March 31, 2006 versus 52.5% for the three months ended March 31, 2005.

Operating, administrative and other expenses increased $20.7 million, or 14.7%, mainly driven by higher payroll-related costs, including bonuses, which primarily resulted from supporting our growing revenues. Foreign currency translation had a $1.1 million negative impact on total operating expenses during the three months ended March 31, 2006.

EMEA

Revenue increased by $33.1 million, or 32.4%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The overall increase was primarily driven by higher transaction revenue particularly in France and the United Kingdom as well as increased appraisal fees throughout the region. Also contributing to the increase was revenue from in-fill acquisitions completed during the latter half of 2005, particularly our acquisition of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom. Foreign currency translation had a $13.0 million negative impact on total revenue during the three months ended March 31, 2006.

Cost of services increased $13.6 million, or 27.4%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount. Foreign currency translation had a $6.2 million positive impact on cost of services during the three months ended March 31, 2006. Cost of services as a percentage of revenue decreased from 48.7% for the three months ended March 31, 2005 to 46.9% for the three months ended March 31, 2006, primarily driven by certain producer costs remaining fixed while we experienced a significant increase in revenue, particularly in France.

Operating, administrative and other expenses increased by $2.3 million, or 4.5%, mainly due to higher payroll-related costs, including bonuses as well as increased marketing costs in the region, which were primarily driven by the improved results combined with the impact of in-fill acquisitions. Foreign currency translation had a $5.0 million positive impact on total operating expenses during the three months ended March 31, 2006.

Asia Pacific

Revenue increased by $26.8 million, or 79.2%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase was primarily driven by our acquisition of an additional stake in our Japanese affiliate, IKOMA CB Richard Ellis KK, taking our equity interest in IKOMA to 51% in early January 2006, which led to our consolidation of IKOMA’s results. Foreign currency translation had a $3.7 million negative impact on total revenue during the three months ended March 31, 2006.

Cost of services increased by $17.6 million, or 95.9%, mainly due to higher commissions and additional headcount, both of which were attributable to our consolidation of IKOMA. Cost of services as a percentage of revenue increased from 54.0% for the three months ended March 31, 2005 to 59.1% for the three months ended March 31, 2006, primarily driven by a higher transaction commission rate in IKOMA, which we expect to improve upon full integration. Foreign currency translation had a $2.3 million positive impact on cost of services for the three months ended March 31, 2006.

Operating, administrative and other expenses increased by $9.7 million, or 71.6%, primarily due to an increase in payroll-related costs, including bonuses, as well as higher marketing costs, all of which were driven by our consolidation of IKOMA. Foreign currency translation had a $1.4 million positive impact on total operating expenses during the three months ended March 31, 2006.

Global Investment Management

Revenue increased by $9.2 million, or 43.6%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase was mainly driven by higher carried interest revenue earned in the United States as well as higher performance and management fees earned in the United Kingdom. Foreign currency translation had a $2.0 million negative impact on total revenues during the three months ended March 31, 2006.

Operating, administrative and other expenses increased by $9.3 million, or 48.7%, primarily due to higher incentive compensation accruals of $4.3 million for key executives related to participation interests in certain real estate investments under management. During the three months ended March 31, 2006, we recorded a total of $9.3 million of incentive compensation expense related to carried interest revenue, a small part of which pertained to revenue recognized in the first quarter of 2006 with the remainder (approximately $9.0 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in the remainder of 2006 and future years will more than offset the $9.0 million additional incentive compensation expense accrued in the first quarter of 2006. Also contributing to the increased operating expenses were higher bonus accruals in the current year, primarily as a result of improved results. Foreign currency translation had a $0.6 million positive impact on total operating expenses during the three months ended March 31, 2006.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under the revolving credit facility of our amended and restated credit agreement described below. Included in the capital requirements that we expect to fund during 2006 is approximately $44.6 million of anticipated net capital expenditures, including $4.0 million associated with recent in-fill acquisitions. During the three months ended March 31, 2006 we funded approximately $13.7 million of these net capital expenditures. The capital expenditures for 2006 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, including our senior secured term loan under our amended and restated credit agreement in 2010, our 9 3/4% senior notes in 2010 and our 11 1/4% senior subordinated notes in 2011. During the year ended December 31, 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We used a portion of the net proceeds we received from our June 15, 2004 initial public offering to prepay $15.0 million in principal amount of the senior secured term loan under our amended and restated credit agreement in June 2004. During July 2004, we used the remaining net proceeds received from the offering to redeem all $38.3 million in aggregate principal amount of our remaining outstanding 16% senior notes and $70.0 million in aggregate principal amount of our 9 3/4% senior notes. During the year ended December 31, 2005, we repurchased $42.7 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. Most recently, in April 2006, we gave notice to holders of our 11 1/4% senior subordinated notes that we will redeem all outstanding notes on June 15, 2006. In the future, we will continue to look for opportunities to reduce our debt from time to time. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

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

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $184.8 million for the three months ended March 31, 2006, an increase of $127.1 million as compared to the three months ended March 31, 2005. The increase in net cash used in operating activities was primarily due to higher tax and bonus payments in the current year, both of which resulted from the improved operating performance experienced in 2005 versus 2004. Also contributing to the increase were higher deposits in the United Kingdom, primarily made to replace a letter of credit requirement related to one of our leases, as well as an increase in prepaid compensation in the current year. These increases in cash used in operating activities were partially offset by the improved operating performance experienced during the three months ended March 31, 2006 in comparison to the three months ended March 31, 2005.

Investing Activities

Net cash used in investing activities totaled $20.1 million for the three months ended March 31, 2006, representing an increase of $6.9 million as compared to the three months ended March 31, 2005. The increase was primarily due to higher capital expenditures in the current year as well as the use of cash for in-fill acquisitions in the current year. These increase were partially offset by an increase in net capital distributions received from unconsolidated subsidiaries during the three months ended March 31, 2006.

Financing Activities

Net cash provided by financing activities totaled $8.1 million for the three months ended March 31, 2006 as compared to net cash used in financing activities of $27.1 million for the three months ended March 31, 2005. The decrease in net cash used in financing activities was primarily driven by repayments of our 11 1/4% senior subordinated notes in the prior year.

Initial and Secondary Public Offerings

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock. In connection with the initial public offering, we issued and sold 7,726,764 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the initial public offering, selling stockholders sold an aggregate of 16,273,236 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 229,300 shares of our Class A common stock to cover over-allotments of shares by underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. Lastly, on December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sale of shares by the selling stockholders on June 15, 2004, July 14, 2004, December 13, 2004 and November 15, 2005.

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

Borrowings under the term loan facility bear interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate is the higher of (1) CS’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The potential increase of up to $25.0 million for the term loan facility would bear interest either at the same rate as the current rate for the term loan facility or, in some circumstances as described in the Credit Agreement, at a higher or lower rate. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $262.3 million and $265.3 million as of March 31, 2006 and December 31, 2005, respectively.

Borrowings under the revolving credit facility bear interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2006 and December 31, 2005, we had no revolving credit facility principal outstanding. As of March 31, 2006, letters of credit totaling $1.6 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the Credit Agreement are jointly and severally guaranteed by us and substantially all of our domestic subsidiaries and are secured by a pledge of substantially all of our domestic assets. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of unused revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at

104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of March 31, 2006 and December 31, 2005.

In June 2001, in order to partially finance our acquisition of CB Richard Ellis Services, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11 1/4% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CB Richard Ellis Services assumed all obligations with respect to the 11 1/4% senior subordinated notes in connection with the merger of Blum CB Corp. with and into CB Richard Ellis Services on July 20, 2001. The 11 1/4% senior subordinated notes are unsecured senior subordinated obligations of CB Richard Ellis Services and rank equally in right of payment with any of CB Richard Ellis Services’ existing and future unsecured senior subordinated indebtedness, but are subordinated to any of CB Richard Ellis Services’ existing and future senior indebtedness. The 11 1/4% senior subordinated notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11 1/4% senior subordinated notes require semi-annual payments of interest in arrears on June 15 and December 15 and are redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. In the event of a change of control (as defined in the indenture governing our 11 1/4% senior subordinated notes), we are obligated to make an offer to purchase the 11 1/4% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. During the year ended December 31, 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid $3.1 million of premiums in connection with these open market purchases. During the year ended December 31, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid an aggregate of $5.9 million of premiums in connection with these open market purchases. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.1 million and $163.0 million as of March 31, 2006 and December 31, 2005, respectively. In April 2006, we gave notice to holders of our 11 1/4% senior subordinated notes that we will redeem all outstanding notes at a redemption price of $105.625 on June 15, 2006.

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

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our outstanding senior secured term loan, our 9 3/4% senior notes and our 11 1/4% senior subordinated notes. On April 4, 2006, Moody’s Investor Service upgraded its rating of our senior secured term loan and 9 3/4% senior notes from Ba3 to Ba1 as well as our 11 1/4% senior subordinated notes from B1 to Ba2, and stated its rating outlook was stable. On May 1, 2006, Standard & Poor’s Rating Service raised our credit rating from BB- to BB+ on our senior secured term loan and 9 3/4% senior notes, and from B to BB- on our 11 1/4% senior subordinated notes, and stated its ratings outlook was stable. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

Our wholly owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA, or WaMu, and JP Morgan Chase Bank, N.A. or JP Morgan, for the purpose of funding mortgage loans that will be resold. The credit agreement with WaMu was previously with Residential Funding Corporation or RFC. On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement which provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on September 1, 2005. This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu. During the latter half of 2005 and early 2006, we executed several amendments extending the warehouse line of credit with WaMu, the last of which extended the agreement until June 1, 2006.

On November 15, 2005, CBRE Melody entered into a Secured Credit Agreement with JP Morgan to establish an additional warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expires on November 14, 2006.

During the three months ended March 31, 2006, we had a maximum of $256.0 million warehouse lines of credit principal outstanding. As of March 31, 2006 and December 31, 2005, we had $82.6 million and $256.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $82.6 million and $256.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2006 and December 31, 2005, respectively, and which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million and $11.6 million as of March 31, 2006 and December 31, 2005, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2006 and December 31, 2005, $4.6 million of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

In January 2006, we acquired an additional stake in our Japanese affiliate IKOMA CB Richard Ellis KK (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of March 31, 2006, IKOMA had $9.3 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of March 31, 2006, $2.1 million was outstanding under this facility. As of December 31, 2005, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

We currently have two deferred compensation plans, one of which has been frozen and is no longer accepting deferrals, which we refer to as the Old DCP, and one of which became effective on August 1, 2004 and began accepting deferrals on August 13, 2004, which we refer to as the New DCP. Because a substantial majority of the deferrals under both the Old DCP and the New DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment sooner than we expect. The deferred compensation liability in the accompanying consolidated balance sheets was $202.0 million and $188.9 million at March 31, 2006 and December 31, 2005, respectively.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $41.6 million and $41.2 million at March 31, 2006 and December 31, 2005, respectively. We expect to contribute a total of $7.7 million to fund our pension plan for the year ended December 31, 2006, of which $2.1 million was funded as of March 31, 2006.

Other Obligations and Commitments

We had an outstanding letter of credit totaling $0.4 million as of March 31, 2006, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. The $0.4 million outstanding letter of credit is a Fannie Mae letter of credit executed by CBRE Melody and expires on December 10, 2006. However, we are obligated to renew this letter of credit until our obligation to cover our portion of potential credit losses is satisfied.

We had guarantees totaling $2.1 million as of March 31, 2006, which includes a guarantee to Fannie Mae for $0.4 million as well as various guarantees of management contracts in our operations overseas.

The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007. The other guarantees will expire at the end of each of the respective management agreements.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2006, we had committed $32.2 million to fund future co-investments, of which $21.7 million is expected to be funded during 2006. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

Derivatives and Hedging Activities

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward and option contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We do not engage in any speculative activities with respect to foreign currency. On April 17, 2006, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $23.9 million, which expire on various dates through December 29, 2006. On April 19, 2006, we entered into two option agreements to purchase an aggregate notional amount of 44.0 million British pounds sterling and 46.0 million euros, both of which expire on December 27, 2006. There was no net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward and option contracts for the three months ended March 31, 2006.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. Statement of Financial Accountings Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position for the three months ended March 31, 2006 resulting from these derivative contracts was not significant.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” or SFAS No. 155. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain embedded derivatives requiring bifurcation. The statement will be effective for all financial instruments acquired or issued during fiscal years beginning after

September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” or SFAS No. 156. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It also requires all separately recognized servicing assets and liabilities to be initially measured at fair value. It provides an entity with the choice of either amortizing servicing assets and liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or to measure servicing assets and liabilities at fair value and report changes in fair value in current period earnings. The statement will be effective as of the beginning of its first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material effect on our consolidated financial position or results of operations.

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

•       an economic downturn in the California commercial real estate market;

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

•       the effect of implementation of new tax and accounting rules and standards; and

•       the other factors described in our Annual Report on Form 10-K, included under the heading “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended

December 31, 2005. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

During the three months ended March 31, 2006, approximately 35.5% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We do not engage in any speculative activities with respect to foreign currency. On April 17, 2006, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $23.9 million, which expire on various dates through December 29, 2006. On April 19, 2006, we entered into two option agreements to purchase an aggregate notional amount of 44.0 million British pounds sterling and 46.0 million euros, both of which expire on December 27, 2006. There was no net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward contracts and option contracts for the three months ended March 31, 2006.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 65 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at March 31, 2006, the net impact would be a decrease of $0.6 million on pre-tax income and cash provided by operating activities for the three months ended March 31, 2006.

Based on dealers’ quotes at March 31, 2006, the estimated fair values of our 9 3/4% senior notes and our 11 1/4% senior subordinated notes were $140.4 million and $176.2 million, respectively. Estimated fair values for the term loan under the senior secured credit facilities and the remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at March 31, 2006.

ITEM 4.                CONTROLS AND PROCEDURES

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out our evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A Public Disclosure Committee consisting of the Principal Accounting Officer, General Counsel, Chief Communications Officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability that may result from the disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

ITEM 1A.        RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the annual period ending December 31, 2005.

ITEM 6.                EXHIBITS

Exhibit Number	Description
3.1

Form of Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 15, 2004 (incorporated by reference to Exhibit 3.3 of the CB Richard Ellis Group Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

3.2

Form of Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.5 of the CB Richard Ellis Group Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

4.2(a)

Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.2(b)

Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2(c)

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

Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 2, 2005)

10.5(b)	Amendment to CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, dated March 31, 2006*

11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cb RICHARD ELLIS GROUP, INC.
Date: May 10, 2006	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)
Date: May 10, 2006	/s/ GIL BOROK
Gil Borok
Global Controller (principal accounting officer)