Form 10-Q
period 2006-06-30
CB RICHARD ELLIS GROUP INC
filed 2006-08-09
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Class A common stock outstanding at July 31, 2006 was 223,643,140.

FORM 10-Q
June 30, 2006
TABLE OF CONTENTS

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$127,289	$449,289
Restricted cash	3,897	5,179
Receivables, less allowance for doubtful accounts of $17,595 and $15,646 at June 30, 2006 and December 31, 2005, respectively	473,161	483,175
Warehouse receivables	17,650	255,963
Prepaid expenses	55,449	36,402
Deferred tax assets, net	41,419	38,629
Other current assets	19,501	16,327
Total Current Assets	738,366	1,284,964
Property and equipment, net	156,998	137,655
Goodwill	934,340	880,179
Other intangible assets, net of accumulated amortization of $38,053 and $30,586 at June 30, 2006 and December 31, 2005, respectively	107,058	109,540
Deferred compensation assets	157,642	144,597
Investments in and advances to unconsolidated subsidiaries	109,128	106,153
Deferred tax assets, net	116,327	94,200
Other assets, net	77,212	58,384
Total Assets	$2,397,071	$2,815,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$206,405	$254,085
Compensation and employee benefits payable	204,908	189,984
Accrued bonus and profit sharing	201,400	324,973
Income taxes payable	—	63,918
Short-term borrowings:
Revolving line of credit	248,000	—
Warehouse lines of credit	17,650	255,963
Other	25,567	16,189
Total short-term borrowings	291,217	272,152
Current maturities of long-term debt	513	11,913
Other current liabilities	21,602	20,778
Total Current Liabilities	926,045	1,137,803
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount of $1,648 at December 31, 2005	—	163,021
Senior secured term loan	—	253,450
9¾% senior notes	130,000	130,000
Other long-term debt	2,330	2,685
Total Long-Term Debt	132,330	549,156
Deferred compensation liability	187,891	172,871
Pension liability	44,381	41,194
Other liabilities	157,501	114,139
Total Liabilities	1,448,148	2,015,163
Commitments and contingencies	—	—
Minority interest	28,441	6,824
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 223,372,280 and 221,353,746 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,234	2,214
Additional paid-in capital	566,063	548,652
Notes receivable from sale of stock	(101)	(101)
Accumulated earnings	384,679	283,515
Accumulated other comprehensive loss	(32,393)	(40,595)
Total Stockholders’ Equity	920,482	793,685
Total Liabilities and Stockholders’ Equity	$2,397,071	$2,815,672

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$836,228	$672,163	$1,516,319	$1,210,429
Costs and expenses:
Cost of services	412,496	338,691	752,941	606,737
Operating, administrative and other	283,598	241,730	548,759	464,951
Depreciation and amortization	12,255	10,818	27,185	21,188
Operating income	127,879	80,924	187,434	117,553
Equity income from unconsolidated subsidiaries	8,428	15,443	16,841	19,373
Minority interest expense	1,580	664	1,809	1,353
Interest income	2,976	3,058	6,566	5,503
Interest expense	13,352	13,374	27,287	26,972
Loss on extinguishment of debt	22,255	1,832	22,255	6,762
Income before provision for income taxes	102,096	83,555	159,490	107,342
Provision for income taxes	37,842	33,134	58,326	42,349
Net income	$64,254	$50,421	$101,164	$64,993
Basic income per share	$0.28	$0.23	$0.45	$0.29
Weighted average shares outstanding for basic income per share	225,964,727	221,355,696	225,763,242	220,979,199
Diluted income per share	$0.27	$0.22	$0.43	$0.28
Weighted average shares outstanding for diluted income per share	233,655,941	229,097,697	233,304,306	228,827,433

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,164	$64,993
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,185	21,188
Amortization and write-off of deferred financing costs	13,851	3,387
Amortization and write-off of long-term debt discount	1,648	534
Deferred compensation deferrals	14,560	11,407
Gain on sale of servicing rights and other assets	(4,323)	(2,720)
Equity income from unconsolidated subsidiaries	(16,841)	(19,373)
Distribution of earnings from unconsolidated subsidiaries	14,089	8,974
Minority interest expense	1,809	1,353
Provision for doubtful accounts	1,434	2,498
Deferred income taxes	(3,301)	4,496
Compensation expense for stock options and non-vested stock awards	4,842	1,526
Incremental tax benefit from stock options exercised	(8,482)	—
Tenant concessions received	5,809	988
Decrease in receivables	19,183	60,656
Increase in deferred compensation assets	(13,045)	(30,417)
Increase in prepaid expenses and other assets	(41,510)	(7,535)
Decrease in accounts payable and accrued expenses	(51,883)	(28,496)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(110,166)	(82,738)
(Decrease) increase in income taxes payable	(63,944)	17,064
Increase (decrease) in other liabilities	30,368	(16,182)
Other operating activities, net	83	(402)
Net cash (used in) provided by operating activities	(77,470)	11,201
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,958)	(15,513)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(49,527)	(3,372)
Investment in property held for sale	—	(28,221)
Contributions to investments in unconsolidated subsidiaries, net	(4,895)	(12,189)
Proceeds from sale of servicing rights and other assets	3,652	2,649
Decrease in restricted cash	1,321	3,382
Other investing activities, net	(912)	1,026
Net cash used in investing activities	(78,319)	(52,238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loan	(265,250)	(5,900)
Proceeds from revolving credit facility	278,000	—
Repayment of revolving credit facility	(30,000)	—
Repayment of 11¼% senior subordinated notes	(164,669)	(38,200)
Repayment of other short-term borrowings, net	(5,139)	(1,515)
Proceeds from debt related to property held for sale	—	22,394
Proceeds from exercise of stock options	4,444	3,841
Incremental tax benefits from stock options exercised	8,482	—
Minority interest contributions (distributions), net	8,827	(1,306)
Payment of deferred financing fees	(5,099)	(318)
Other financing activities, net	(425)	311
Net cash used in financing activities	(170,829)	(20,693)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(326,618)	(61,730)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	449,289	256,896
Effect of currency exchange rate changes on cash	4,618	(2,949)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$127,289	$192,217
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$35,493	$28,358
Income taxes, net of refunds	$125,345	$18,685

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share data)

				Notes		Accumulated other comprehensive loss
	Shares	Class A common stock	Additional paid-in capital	receivable from sale of stock	Accumulated earnings	Minimum pension liability	Foreign currency translation	Total
Balance at December 31, 2005	221,353,746	$2,214	$548,652	$(101)	$283,515	$(20,739)	$(19,856)	$793,685
Net income	—	—	—	—	101,164	—	—	101,164
Net cancellation and distribution of deferred compensation stock fund units	593,187	6	(81)	—	—	—	—	(75)
Stock options exercised (including tax benefit)	1,424,035	14	12,650	—	—	—	—	12,664
Compensation expense for stock options and non- vested stock awards	—	—	4,762	—	—	—	—	4,762
Non-cash issuance of common stock	3,112	—	80	—	—	—	—	80
Foreign currency translation gain	—	—	—	—	—	—	8,202	8,202
Cancellation of non-vested stock awards	(1,800)	—	—	—	—	—	—	—
Balance at June 30, 2006	223,372,280	$2,234	$566,063	$(101)	$384,679	$(20,739)	$(11,654)	$920,482

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

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 23,180,292 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 48,819,708 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 687,900 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. Lastly, on December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004, July 14, 2004, December 13, 2004 and November 15, 2005.

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

2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2.   Basis of Presentation (Continued)

accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2005.

On May 2, 2006, our board of directors approved a three-for-one stock split of our outstanding Class A common stock effected as a 100% stock dividend, which was distributed on June 1, 2006. The applicable share and per share data for all periods included herein has been restated to give effect to this stock split.

3.   Stock-Based Compensation

Stock Incentive Plans

2001 Stock Incentive Plan.   Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of June 30, 2006, outstanding stock options granted under the 2001 stock incentive plan to acquire 9,568,794 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

Amended and Restated 2004 Stock Incentive Plan.   Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004 and amended and restated on April 14, 2005. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan. This share reserve is reduced by one share

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.   Stock-Based Compensation (Continued)

upon grant of an option or stock appreciation right, and is reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. Awards that expire, terminate, lapse, that are reacquired by us or are redeemed for cash rather than shares will again be available for grant under this plan. Pursuant to the terms of our 2004 stock incentive plan, no employee is eligible to be granted options or stock appreciation rights covering more than 6,235,566 shares during any calendar year. This limitation is subject to a policy adopted by our board of directors which states that no person is eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 2,078,523 shares during any calendar year or to be granted any other form of stock award covering more than 1,039,260 shares during any calendar year. As of June 30, 2006, 6,381,095 shares were subject to options issued under our 2004 stock incentive plan and 11,614,304 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during 2004 have exercise prices in the range of $6.33 to $7.46 and vest and are exercisable generally in equal annual increments over three or four years from the date of grant. Options granted under this plan during 2005 have exercise prices in the range of $11.10 to $15.43 and vest and are also exercisable generally in equal annual increments over three or four years from the date of grant. Options granted under this plan during 2006 have an exercise price of $25.67 and vest and are also exercisable generally in equal annual increments over three years from the date of grant. All options previously granted under the 2004 stock incentive plan have had a term of five or seven years from the date of grant. In addition, we granted non-vested stock awards of 30,954 shares, 472,368 shares and 449,545 shares during 2004, 2005 and 2006, respectively. These non-vested stock awards vest in equal annual increments over three or four years from the date of the award. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition our board of directors may adjust outstanding awards to preserve the awards’ benefits or potential benefits.

A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	17,391,048	$5.46	4,644,981	$2.97
Exercised	(1,416,243)	3.09
Granted	15,584	25.67
Forfeited	(40,500)	(11.00)
Outstanding at June 30, 2006	15,949,889	$5.67	3,557,334	$2.99

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.   Stock-Based Compensation (Continued)

Options outstanding at June 30, 2006 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	9,568,794	6.3	$1.92		2,886,393	$1.92
$6.33 – $7.46	3,213,912	3.3	7.44		646,269	7.39
$11.10 – $15.43	3,151,599	6.1	15.14		24,672	11.83
$25.67	15,584	6.9	25.67		—	—
	15,949,889	5.7	$5.67	$306,716,365	3,557,334	$2.99	$77,941,188

Non-Vested Stock Awards.   Under our 2004 stock incentive plan, we have issued non-vested stock awards in our Class A common stock to certain of our employees and members of our Board of Directors. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares	Weighted Average Market Value Per Share
Balance at December 31, 2005	503,322	$14.79
Granted	449,545	22.68
Vested	—	—
Forfeited	(1,800)	(15.43)
Balance at June 30, 2006	951,067	$18.52

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

In the fourth quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  Awards under our stock-based compensation plans generally vest over three to five-year periods. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2006 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.   Stock-Based Compensation (Continued)

In December 2004, the FASB issued SFAS No. 123—Revised, “Share Based Payment,” or SFAS No. 123R. SFAS No. 123R requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. Effective January 1, 2006, we adopted SFAS No. 123R applying the modified-prospective method for remaining unvested options that were granted subsequent to our IPO and the prospective method for remaining unvested options that were granted prior to our IPO.

The modified-prospective method provides for certain changes to the method for valuing share-based payment compensation, however prior periods are not required to be revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards as well as options that were granted subsequent to our IPO that were outstanding on the effective date and are subsequently modified or cancelled. As we have been accounting for our options under the fair value based method under SFAS No. 123 since the fourth quarter of 2003, the adoption of the modified-prospective method of SFAS No. 123R has not had a material impact on our financial position or results of operations.

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

In accordance with SFAS No. 123R, we have continued to estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options. SFAS No. 123R also requires companies to estimate forfeitures. As we previously estimated forfeitures under SFAS No. 123, in this regard our adoption of SFAS No. 123R has had no impact on our results of operations for the six months ended June 30, 2006.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.   Stock-Based Compensation (Continued)

The following table illustrates the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income as reported	$64,254	$50,421	$101,164	$64,993
Add: Stock-based employee compensation expense included in reported net income, net of the related tax effect	1,616	448	3,071	924
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(1,740)	(1,090)	(3,333)	(1,681)
Pro forma net income	$64,130	$49,779	$100,902	$64,236
Basic income per share:
As reported	$0.28	$0.23	$0.45	$0.29
Pro forma	$0.28	$0.22	$0.45	$0.29
Diluted income per share:
As reported	$0.27	$0.22	$0.43	$0.28
Pro forma	$0.27	$0.22	$0.43	$0.28

The weighted average fair value of options granted by us was $10.72 and $4.09 for the three months ended June 30, 2006 and 2005, respectively, and $10.72 and $4.26 for the six months ended June 30, 2006 and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.91%	3.65%	4.91%	3.65%
Expected volatility	36.20%	40.00%	36.20%	40.00%
Expected life	5 years	4 years	5 years	4 years

The dividend yield assumption is excluded from the calculation, as it is our present intention to retain all earnings. The expected volatility is based on a combination of the our historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of actively traded options on the our stock. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected life of our stock options represents the average between the vesting and contractual term, pursuant to Staff Accounting Bulletin No. 107.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.   Stock-Based Compensation (Continued)

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

The total estimated grant date fair value of stock options that vested during the six months ended June 30, 2006 was $3.5 million, which approximates the share-based compensation expense before taxes included in other operating expenses due to the monthly vesting for the majority of our stock options. At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was approximately $19.4 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $28.2 million. We recorded cash received from stock option exercises of $4.4 million and related tax benefits of $8.5 million during the six months ended June 30, 2006. Upon option exercise, we issue new shares of stock.

A tax benefit is created when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. Prior to the adoption of SFAS No. 123R, we presented all such tax benefits as operating cash flows on our consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from such tax benefits to be classified as financing cash flows. Under SFAS No. 123R, we have classified excess tax benefits of $8.5 million for the six months ended June 30, 2006 as financing cash inflows.

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4.   Fair Value of Financial Instruments (Continued)

Receivables, less allowance for doubtful accounts:   Due to their short-term nature, fair value approximates carrying value.

Warehouse Receivables:   Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the WaMu and JP Morgan warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Melody & Company (CBRE Melody), which was formerly known as L. J. Melody & Company (See Note 8).

Short-Term Borrowings:   The majority of this balance represents our new revolving credit facility and the WaMu and JP Morgan warehouse lines of credit outstanding for CBRE Melody. Due to the variable interest rates of these instruments, fair value approximates carrying value  (See Note 8).

11¼% Senior Subordinated Notes:   Based on dealers’ quotes, the estimated fair value of our 11¼% senior subordinated notes was $177.8 million at December 31, 2005. The actual carrying value totaled $163.0 million at December 31, 2005 (See Note 8).

9¾% Senior Notes:   Based on dealers’ quotes, the estimated fair value of our 9¾% senior notes was $139.1 million and $141.7 million at June 30, 2006 and December 31, 2005, respectively. Their actual carrying value totaled $130.0 million at both June 30, 2006 and December 31, 2005 (See Note 8).

Senior Secured Term Loan & Other Short-Term and Long-Term Debt:   Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (See Note 8).

5.   Restricted Cash

Included in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005, is restricted cash of $3.9 million and $5.2 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the U.K.

6.   Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for us and each of our segments (See Note 16 for a description of our segments) for the six months ended June 30, 2006 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Total
Balance at January 1, 2006	$571,517	$260,988	$14,017	$33,657	$880,179
Purchase accounting adjustments related to acquisitions	13,664	25,023	11,215	4,259	54,161
Balance at June 30, 2006	$585,181	$286,011	$25,232	$37,916	$934,340

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.   Goodwill and Other Intangible Assets (Continued)

Other intangible assets totaled $107.1 million and $109.5 million, net of accumulated amortization of $38.1 million and $30.6 million, as of June 30, 2006 and December 31, 2005, respectively, and are comprised of the following (dollars in thousands):

	As of June 30, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826
	$83,526		$83,526
Amortizable intangible assets
Management contracts	28,837	(19,846)	27,769	(17,404)
Loan servicing rights	21,925	(8,404)	21,571	(7,657)
Other	10,823	(9,803)	7,260	(5,525)
	$61,585	$(38,053)	$56,600	$(30,586)
Total intangible assets	$145,111	$(38,053)	$140,126	$(30,586)

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

Management contracts are primarily comprised of property management contracts in the U.S., Canada, the U.K., France and other European countries, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over estimated useful lives of up to ten years.

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

Amortization expense related to intangible assets was $1.9 million for both the three months ended June 30, 2006 and 2005 and $6.9 million and $3.7 million for the six months ended June 30, 2006 and 2005, respectively. The estimated annual amortization expense for each of the years ending December 31, 2006 through December 31, 2010 approximates $9.4 million, $5.0 million, $3.4 million, $3.2 million and $3.1 million, respectively.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.   Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$155,990	$89,806	$258,374	$197,320
Operating income	$31,172	$19,104	$56,556	$40,488
Net (loss) income	$(91,384)	$73,243	$105,029	$115,783

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries.

In June 2005, CBRE Realty Finance, Inc. (CBRE Realty Finance), a real estate investment trust, was formed and is managed by CBRE Melody. The principal business activity of CBRE Realty Finance is to originate, acquire, invest in, finance and manage a diversified portfolio of commercial real estate-related loans and securities. On June 9, 2005, we received 300,000 shares of restricted stock and an option to purchase 500,000 shares of common stock from CBRE Realty Finance that vest in three equal annual installments. Effective June 9, 2006, 100,000 shares of the restricted stock vested and are now owned as common stock. As of June 30, 2006, CBRE Realty Finance had total assets of $979.2 million and total equity of $290.3 million. CBRE Realty Finance is a variable interest entity as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R). In accordance with FIN No. 46R, CBRE Realty Finance is not consolidated in our consolidated financial statements because we are not its primary beneficiary. Our maximum exposure to loss is limited to our equity investment in CBRE Realty Finance, which was approximately $18.1 million as of June 30, 2006.

8.   Debt

We had short-term borrowings of $291.2 million and $272.2 million with related average interest rates of 6.2% and 5.2% as of June 30, 2006 and December 31, 2005, respectively.

Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On June 26, 2006, we entered into a new $600.0 million multi-currency senior secured revolving credit facility (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, which fully replaced our prior credit agreement. In connection with the replacement of our prior credit facility, we wrote off $8.2 million of unamortized deferred financing fees during the three months ended June 30, 2006.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.   Debt (Continued)

Our Credit Agreement includes the following:  (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011 and (2) the ability to borrow an additional $200.0 million, subject to the satisfaction of customary conditions. The $600.0 million revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million available to one of our Australian and New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries.

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2006, we had $248.0 million of revolving credit facility principal outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2006, letters of credit totaling $1.5 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Our previous credit agreement included the following:  (1) a term loan facility of $295.0 million, which required quarterly principal payments of $2.95 million beginning December 31, 2004 through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. Our previous credit agreement also permitted us to make additional borrowings under a term loan facility of up to $25.0 million, subject to the satisfaction of customary conditions.

Borrowings under the term loan facility bore interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate was the higher of (1) CS’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $265.3 million as of December 31, 2005.

Borrowings under the previous revolving credit facility bore interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the previous credit agreement). There was no revolving credit facility principal outstanding as of December 31, 2005.

The prior credit facilities were, and the Credit Agreement continues to be, jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. The prior credit facilities were secured by a pledge of substantially all of our domestic assets, while borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.   Debt (Continued)

obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of both June 30, 2006 and December 31, 2005.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the 2001 Merger. The 11¼% senior subordinated notes were unsecured senior subordinated obligations of CBRE and were jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes required semi-annual payments of interest in arrears on June 15 and December 15 and were redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. During the year ended December 31, 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. During the year ended December 31, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $5.9 million of premiums and wrote off $1.5 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. As permitted by the indenture governing these notes, on June 15, 2006, we redeemed the remaining $164.7 million in aggregate principal amount of our outstanding 11¼% senior subordinated notes at 105.625% of par. In connection with this early redemption, we paid a $9.3 million premium and wrote off $4.8 million of unamortized deferred financing costs and unamortized discount. The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.0 million as of December 31, 2005.

Our Credit Agreement and the indenture governing our 9¾% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.   Debt (Continued)

sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

CBRE Melody has credit agreements with Washington Mutual Bank, FA (WaMu) and JP Morgan Chase Bank, N.A. (JP Morgan) for the purpose of funding mortgage loans that will be resold. The credit agreement with WaMu was previously with Residential Funding Corporation (RFC). On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement which provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on September 1, 2005.  This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated Credit and Security Agreement by WaMu. During the latter half of 2005 and continuing into 2006, we executed several amendments extending the warehouse line of credit with WaMu, the last of which extended the agreement until July 1, 2006.

On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expires on November 14, 2006.

During the six months ended June 30, 2006, we had a maximum of $399.8 million of warehouse lines of credit principal outstanding. As of June 30, 2006 and December 31, 2005, we had $17.7 million and $256.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $17.7 million and $256.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2006 and December 31, 2005, respectively, and which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement plus twelve basis points. This interest rate is now equal to the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million and $11.6 million as of June 30, 2006 and December 31, 2005, respectively.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.   Debt (Continued)

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2006 and December 31, 2005, $3.1 million and $4.6 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

In January 2006, we acquired an additional stake in our Japanese affiliate IKOMA CB Richard Ellis KK (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of June 30, 2006, IKOMA had $7.0 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of June 30, 2006 and December 31, 2005, there were no amounts outstanding under this facility.

9.   Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

We had an outstanding letter of credit totaling $0.4 million as of June 30, 2006, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. The $0.4 million outstanding letter of credit is a Fannie Mae letter of credit executed by CBRE Melody and expires on December 10, 2006. However, we are required to renew this letter of credit until our obligation to cover our portion of certain potential credit losses is satisfied.

We had guarantees totaling $3.0 million as of June 30, 2006, which include various guarantees of management contracts in our operations overseas as well as a guarantee to Fannie Mae for $0.4 million. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007. The other guarantees will expire at the end of each of the respective management agreements.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2006, we had committed $35.8 million to fund future co-investments.

10.   Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.   Comprehensive Income (Continued)

currency translation adjustments and minimum pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

The following table provides a summary of comprehensive income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$64,254	$50,421	$101,164	$64,993
Foreign currency translation gain (loss)	5,693	(918)	8,202	(2,864)
Comprehensive income	$69,947	$49,503	$109,366	$62,129

11.   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Where appropriate, the computation of diluted earnings per share further assumes the dilutive effect of potential common shares, which include stock options, stock warrants and certain contingently issuable shares. Contingently issuable shares represent non-vested stock awards. In accordance with SFAS No. 128, “Earnings Per Share,” these shares are included in the dilutive earnings per share calculation under the treasury stock method. The following is a calculation of earnings per share (dollars in thousands, except share data):

	Three Months Ended June 30,
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$64,254	225,964,727	$0.28	$50,421	221,355,696	$0.23
Diluted earnings per share:
Net income applicable to common stockholders	$64,254	225,964,727		$50,421	221,355,696
Dilutive effect of contingently issuable shares	—	238,009		—	—
Dilutive effect of stock options	—	7,453,205		—	7,742,001
Net income applicable to common stockholders	$64,254	233,655,941	$0.27	$50,421	229,097,697	$0.22

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11.   Earnings Per Share (Continued)

	Six Months Ended June 30,
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$101,164	225,763,242	$0.45	$64,993	220,979,199	$0.29
Diluted earnings per share:
Net income applicable to common stockholders	$101,164	225,763,242		$64,993	220,979,199
Dilutive effect of contingently issuable shares	—	198,340		—	—
Dilutive effect of stock options	—	7,342,724		—	7,848,234
Net income applicable to common stockholders	$101,164	233,304,306	$0.43	$64,993	228,827,433	$0.28

12.   Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $852.0 million and $759.8 million at June 30, 2006 and December 31, 2005, respectively.

13.   Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1,666	$1,380	$3,371	$2,807
Interest cost	3,522	3,157	6,901	6,373
Expected return on plan assets	(3,638)	(3,514)	(7,129)	(7,090)
Amortization of prior service benefit	(119)	(120)	(233)	(243)
Amortization of unrecognized net loss	378	197	741	397
Net periodic pension cost	$1,809	$1,100	$3,651	$2,244

We contributed $1.8 million and $3.9 million to fund our pension plans during the three and six months ended June 30, 2006, respectively. We expect to contribute a total of $7.5 million to fund our pension plans for the year ending December 31, 2006.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

	Liability Balance
	at
	December 31, 2005	2006 Utilization	To be Utilized
Lease termination costs	$19,289	$(2,895)	$16,394
Legal settlements anticipated	7,670	(694)	6,976
Severance	671	(5)	666
Costs associated with exiting contracts	69	(69)	—
	$27,699	$(3,663)	$24,036

The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance
	at
	December 31, 2005	2006 Utilization	To be Utilized
Lease termination costs	$18,302	$(2,515)	$15,787

15.   Guarantor and Nonguarantor Financial Statements

The 9¾% senior notes and the Credit Agreement are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries (see Note 8 for additional information).

The following condensed consolidating financial information includes:

(1)   Condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005; condensed consolidating statements of operations for the three and six months ended June 30, 2006 and 2005; and condensed consolidating statements of cash flows for the six months ended June 30, 2006 and 2005, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2)   Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Current Assets:
Cash and cash equivalents	$8	$5,790	$49,264	$72,227	$—	$127,289
Restricted cash	—	—	3,342	555	—	3,897
Receivables, less allowance for doubtful accounts	7	—	185,833	287,321	—	473,161
Warehouse receivables(a)	—	—	17,650	—	—	17,650
Prepaid expenses and other current assets	43,725	1,591	39,664	31,389	—	116,369
Total Current Assets	43,740	7,381	295,753	391,492	—	738,366
Property and equipment, net	—	—	85,636	71,362	—	156,998
Goodwill	—	—	569,378	364,962	—	934,340
Other intangible assets, net	—	—	83,303	23,755	—	107,058
Deferred compensation assets	—	157,642	—	—	—	157,642
Investments in and advances to unconsolidated subsidiaries	—	43	61,240	47,845	—	109,128
Investments in consolidated subsidiaries	751,610	474,460	403,310	—	(1,629,380)	—
Inter-company loan receivable	30,282	671,844	—	—	(702,126)	—
Deferred tax assets, net	116,327	—	—	—	—	116,327
Other assets, net	—	9,055	41,872	26,285	—	77,212
Total Assets	$941,959	$1,320,425	$1,540,492	$925,701	$(2,331,506)	$2,397,071
Current Liabilities:
Accounts payable and accrued expenses	$—	$2,924	$99,454	$104,027	$—	$206,405
Compensation and employee benefits payable	—	—	125,495	79,413	—	204,908
Accrued bonus and profit sharing	—	—	78,496	122,904	—	201,400
Short-term borrowings:
Revolving line of credit	—	248,000	—	—	—	248,000
Warehouse lines of credit(a)	—	—	17,650	—	—	17,650
Other	—	—	14,391	11,176	—	25,567
Total short-term borrowings	—	248,000	32,041	11,176	—	291,217
Current maturities of long-term debt	—	—	—	513	—	513
Other current liabilities	21,477	—	125	—	—	21,602
Total Current Liabilities	21,477	250,924	335,611	318,033	—	926,045
Long-Term Debt:
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	619,407	82,719	(702,126)	—
Other long-term debt	—	—	—	2,330	—	2,330
Total Long-Term Debt	—	130,000	619,407	85,049	(702,126)	132,330
Deferred compensation liability	—	187,891	—	—	—	187,891
Pension liability	—	—	—	44,381	—	44,381
Other liabilities	—	—	111,014	46,487	—	157,501
Total Liabilities	21,477	568,815	1,066,032	493,950	(702,126)	1,448,148
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	28,441	—	28,441
Stockholders’ Equity	920,482	751,610	474,460	403,310	(1,629,380)	920,482
Total Liabilities and Stockholders’ Equity	$941,959	$1,320,425	$1,540,492	$925,701	$(2,331,506)	$2,397,071

       (a)  Although CBRE Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes and our Credit Agreement, all warehouse receivables funded under the WaMu and JP Morgan lines of credit are pledged to WaMu and JP Morgan, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Current Assets:
Cash and cash equivalents	$6	$106,449	$305,956	$36,878	$—	$449,289
Restricted cash	—	—	4,698	481	—	5,179
Receivables, less allowance for doubtful accounts	3	—	178,724	304,448	—	483,175
Warehouse receivables(a)	—	—	255,963	—	—	255,963
Prepaid expenses and other current assets	38,629	80	22,438	30,211	—	91,358
Total Current Assets	38,638	106,529	767,779	372,018	—	1,284,964
Property and equipment, net	—	—	80,290	57,365	—	137,655
Goodwill	—	—	556,399	323,780	—	880,179
Other intangible assets, net	—	—	85,093	24,447	—	109,540
Deferred compensation assets	—	144,597	—	—	—	144,597
Investments in and advances to unconsolidated subsidiaries	—	6,362	82,007	17,784	—	106,153
Investments in consolidated subsidiaries	651,017	541,718	321,177	—	(1,513,912)	—
Inter-company loan receivable	93,605	571,708	—	—	(665,313)	—
Deferred tax assets, net	94,200	—	—	—	—	94,200
Other assets, net	250	17,839	28,901	11,394	—	58,384
Total Assets	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672
Current Liabilities:
Accounts payable and accrued expenses	$—	$6,594	$103,686	$143,805	$—	$254,085
Compensation and employee benefits payable	—	—	119,521	70,463	—	189,984
Accrued bonus and profit sharing	—	—	155,664	169,309	—	324,973
Income taxes payable	63,918	—	—	—	—	63,918
Short-term borrowings:
Warehouse lines of credit(a)	—	—	255,963	—	—	255,963
Other	—	—	16,189	—	—	16,189
Total short-term borrowings	—	—	272,152	—	—	272,152
Current maturities of long-term debt	—	11,800	—	113	—	11,913
Other current liabilities	20,107	—	671	—	—	20,778
Total Current Liabilities	84,025	18,394	651,694	383,690	—	1,137,803
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	163,021	—	—	—	163,021
Senior secured term loan	—	253,450	—	—	—	253,450
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	647,228	18,085	(665,313)	—
Other long-term debt	—	—	—	2,685	—	2,685
Total Long-Term Debt	—	546,471	647,228	20,770	(665,313)	549,156
Deferred compensation liability	—	172,871	—	—	—	172,871
Pension liability	—	—	—	41,194	—	41,194
Other liabilities	—	—	81,006	33,133	—	114,139
Total Liabilities	84,025	737,736	1,379,928	478,787	(665,313)	2,015,163
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	6,824	—	6,824
Stockholders’ Equity	793,685	651,017	541,718	321,177	(1,513,912)	793,685
Total Liabilities and Stockholders’ Equity	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672

       (a)  Although CBRE Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9¾% senior notes and our Credit Agreement, all warehouse receivables funded under the WaMu and JP Morgan lines of credit are pledged to WaMu and JP Morgan, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$534,413	$301,815	$—	$836,228
Costs and expenses:
Cost of services	—	—	280,563	131,933	—	412,496
Operating, administrative and other	2,430	(713)	167,037	114,844	—	283,598
Depreciation and amortization	—	—	7,360	4,895	—	12,255
Operating (loss) income	(2,430)	713	79,453	50,143	—	127,879
Equity income from unconsolidated subsidiaries	—	—	4,788	3,640	—	8,428
Minority interest expense	—	—	—	1,580	—	1,580
Interest income	2	10,556	2,459	471	(10,512)	2,976
Interest expense	—	12,706	9,315	1,843	(10,512)	13,352
Loss on extinguishment of debt	—	22,255	—	—	—	22,255
Equity income from consolidated subsidiaries	65,754	79,338	33,088	—	(178,180)	—
Income before (benefit) provision for income taxes	63,326	55,646	110,473	50,831	(178,180)	102,096
(Benefit) provision for income taxes	(928)	(10,108)	31,135	17,743	—	37,842
Net income	$64,254	$65,754	$79,338	$33,088	$(178,180)	$64,254

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$470,498	$201,665	$—	$672,163
Costs and expenses:
Cost of services	—	—	251,063	87,628	—	338,691
Operating, administrative and other	1,115	2,299	148,643	89,673	—	241,730
Depreciation and amortization	—	—	7,055	3,763	—	10,818
Operating (loss) income	(1,115)	(2,299)	63,737	20,601	—	80,924
Equity income from unconsolidated subsidiaries	—	4,054	10,997	392	—	15,443
Minority interest expense	—	—	—	664	—	664
Interest income	32	10,829	1,201	1,734	(10,738)	3,058
Interest expense	—	12,638	9,454	2,020	(10,738)	13,374
Loss on extinguishment of debt	—	1,832	—	—	—	1,832
Equity income from consolidated subsidiaries	51,094	51,476	10,490	—	(113,060)	—
Income before (benefit) provision for income taxes	50,011	49,590	76,971	20,043	(113,060)	83,555
(Benefit) provision for income taxes	(410)	(1,504)	25,495	9,553	—	33,134
Net income	$50,421	$51,094	$51,476	$10,490	$(113,060)	$50,421

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$973,385	$542,934	$—	$1,516,319
Costs and expenses:
Cost of services	—	—	508,712	244,229	—	752,941
Operating, administrative and other	4,840	(1,381)	332,615	212,685	—	548,759
Depreciation and amortization	—	—	14,658	12,527	—	27,185
Operating (loss) income	(4,840)	1,381	117,400	73,493	—	187,434
Equity income from unconsolidated subsidiaries	—	324	12,380	4,137	—	16,841
Minority interest expense	—	—	—	1,809	—	1,809
Interest income	5	21,794	5,384	1,078	(21,695)	6,566
Interest expense	—	26,094	19,838	3,050	(21,695)	27,287
Loss on extinguishment of debt	—	22,255	—	—	—	22,255
Equity income from consolidated subsidiaries	104,152	119,018	47,584	—	(270,754)	—
Income before (benefit) provision for income taxes	99,317	94,168	162,910	73,849	(270,754)	159,490
(Benefit) provision for income taxes	(1,847)	(9,984)	43,892	26,265	—	58,326
Net income	$101,164	$104,152	$119,018	$47,584	$(270,754)	$101,164

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$(117)	$840,177	$370,369	$—	$1,210,429
Costs and expenses:
Cost of services	—	—	441,180	165,557	—	606,737
Operating, administrative and other	2,160	4,304	289,123	169,364	—	464,951
Depreciation and amortization	—	—	13,621	7,567	—	21,188
Operating (loss) income	(2,160)	(4,421)	96,253	27,881	—	117,553
Equity income (loss) from unconsolidated subsidiaries	—	4,265	15,760	(652)	—	19,373
Minority interest expense	—	—	—	1,353	—	1,353
Interest income	53	21,679	2,626	2,616	(21,471)	5,503
Interest expense	112	25,629	19,175	3,527	(21,471)	26,972
Loss on extinguishment of debt	—	6,762	—	—	—	6,762
Equity income from consolidated subsidiaries	66,371	76,205	12,883	—	(155,459)	—
Income before (benefit) provision for income taxes	64,152	65,337	108,347	24,965	(155,459)	107,342
(Benefit) provision for income taxes	(841)	(1,034)	32,142	12,082	—	42,349
Net income	$64,993	$66,371	$76,205	$12,883	$(155,459)	$64,993

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(71,199)	$3,726	$(1,576)	$(8,421)	$(77,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(17,454)	(10,504)	(27,958)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(22,058)	(27,469)	(49,527)
Capital distributions from (contributions to) investments in unconsolidated subsidiaries, net	—	82	14,085	(19,062)	(4,895)
Proceeds from the sale of servicing rights and other assets	—	—	3,280	372	3,652
Decrease (increase) in restricted cash	—	—	1,356	(35)	1,321
Other investing activities, net	—	32	45	(989)	(912)
Net cash provided by (used in) investing activities	—	114	(20,746)	(57,687)	(78,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loan	—	(265,250)	—	—	(265,250)
Proceeds from revolving credit facility	—	278,000	—	—	278,000
Repayment of revolving credit facility	—	(30,000)	—	—	(30,000)
Repayment of 11¼% senior subordinated notes	—	(164,669)	—	—	(164,669)
Repayment of other short-term borrowings, net	—	—	(2,121)	(3,018)	(5,139)
Proceeds from exercise of stock options	4,444	—	—	—	4,444
Incremental tax benefits from stock options exercised	8,482	—	—	—	8,482
Minority interest contributions, net	—	—	—	8,827	8,827
Payment of deferred financing fees	—	(5,099)	—	—	(5,099)
Decrease (increase) in inter-company receivables, net	58,275	82,519	(232,249)	91,455	—
Other financing activities, net	—	—	—	(425)	(425)
Net cash provided by (used in) financing activities	71,201	(104,499)	(234,370)	96,839	(170,829)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(100,659)	(256,692)	30,731	(326,618)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	106,449	305,956	36,878	449,289
Effect of currency exchange rate changes on cash	—	—	—	4,618	4,618
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$8	$5,790	$49,264	$72,227	$127,289
SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$4,154	$475	$30,864	$35,493
Income taxes, net of refunds	$125,345	$—	$—	$—	$125,345

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$15,804	$(27,337)	$22,196	$538	$11,201
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(11,464)	(4,049)	(15,513)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(14)	(3,358)	(3,372)
Investment in property held for sale	—	—	—	(28,221)	(28,221)
Distributions from (contributions to) unconsolidated subsidiaries, net	—	2,721	(13,434)	(1,476)	(12,189)
Proceeds from sale of servicing rights and other assets	—	—	2,567	82	2,649
Decrease in restricted cash	—	—	3,320	62	3,382
Other investing activities, net	—	32	694	300	1,026
Net cash provided by (used in) investing activities	—	2,753	(18,331)	(36,660)	(52,238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt related to property held for sale	—	—	—	22,394	22,394
Repayment of senior secured term loan	—	(5,900)	—	—	(5,900)
(Repayment of) proceeds from other short-term borrowings, net	—	—	(3,403)	1,888	(1,515)
Repayment of 11¼% senior subordinated notes	—	(38,200)	—	—	(38,200)
Proceeds from exercise of stock options	3,841	—	—	—	3,841
Minority interest distributions, net	—	—	—	(1,306)	(1,306)
Payment of deferred financing fees	—	(318)	—	—	(318)
(Increase) decrease in inter-company receivables, net	(18,778)	74,154	(59,359)	3,983	—
Other financing activities, net	339	—	—	(28)	311
Net cash (used in) provided by financing activities	(14,598)	29,736	(62,762)	26,931	(20,693)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,206	5,152	(58,897)	(9,191)	(61,730)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,496	2,806	216,463	34,131	256,896
Effect of currency exchange rate changes on cash	—	—	—	(2,949)	(2,949)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4,702	$7,958	$157,566	$21,991	$192,217
SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$27,545	$602	$211	$28,358
Income taxes, net of refunds	$18,685	$—	$—	$—	$18,685

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

16.   Industry Segments

We report our operations through four segments. The segments are as follows: (1) Americas, (2) Europe, Middle East and Africa (EMEA), (3) Asia Pacific and (4) Global Investment Management.

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

16.   Industry Segments (Continued)

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Americas	$554,266	$489,878	$1,008,042	$870,992
EMEA	170,285	123,139	305,516	225,249
Asia Pacific	84,661	43,284	145,352	77,159
Global Investment Management	27,016	15,862	57,409	37,029
	$836,228	$672,163	$1,516,319	$1,210,429
Operating income (loss)
Americas	$84,046	$68,978	$127,516	$102,588
EMEA	32,461	10,722	46,487	10,739
Asia Pacific	12,349	6,575	13,057	8,030
Global Investment Management	(977)	(5,351)	374	(3,804)
	127,879	80,924	187,434	117,553
Equity income (loss) from unconsolidated subsidiaries
Americas	3,279	3,728	6,594	6,717
EMEA	655	(1)	654	(1)
Asia Pacific	56	447	414	665
Global Investment Management	4,438	11,269	9,179	11,992
	8,428	15,443	16,841	19,373
Minority interest expense (income)
Americas	166	305	243	393
EMEA	(5)	121	262	304
Asia Pacific	1,318	5	1,215	135
Global Investment Management	101	233	89	521
	1,580	664	1,809	1,353
Interest income	2,976	3,058	6,566	5,503
Interest expense	13,352	13,374	27,287	26,972
Loss on extinguishment of debt	22,255	1,832	22,255	6,762
Income before provision for income taxes	$102,096	$83,555	$159,490	$107,342

17.   New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” or SFAS No. 155. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

17.   New Accounting Pronouncements (Continued)

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” or SFAS No. 156. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It also requires all separately recognized servicing assets and liabilities to be initially measured at fair value. It provides an entity with the choice of either amortizing servicing assets and liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or to measure servicing assets and liabilities at fair value and report changes in fair value in current period earnings. The statement will be effective as of the beginning of the fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material effect on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial position and results of operations.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended June 30, 2006, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are the world’s largest commercial real estate services firm, based on 2005 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2005, excluding affiliates and partner offices, we operated in more than 220 offices worldwide with approximately 14,500 employees providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial mortgage origination and servicing, integrated capital markets (equity and debt) solutions, commercial property and corporate facility management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees. In both 2005 and 2006, we were the only commercial real estate services company included on the Fortune 1000 list of the largest publicly-held companies.

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

For example, beginning in 2003 and continuing into 2006, economic conditions in the United States improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in transaction revenue and we expect this trend to continue in the near term. However, in the event of a slowdown in the U.S. economy, our revenue growth could be negatively impacted.

Adverse changes in economic conditions would also affect our compensation expense, which is structured to decrease in line with any decrease in revenues. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe, our management can look to improve operational performance by reducing senior management bonuses, curtailing capital expenditures and other cutting of discretionary operating expenses. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our future financial condition and results of operations.

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

Strategic in-fill acquisitions are an integral component of our growth plans. In 2005, we completed seven acquisitions for an aggregate purchase price of approximately $100 million, including our acquisition of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom, both within our Europe, Middle East, and Africa (EMEA) business segment. In early January 2006, our Asia Pacific business segment was augmented by the acquisition of an additional stake in our Japanese affiliate, IKOMA CB Richard Ellis KK, or IKOMA, increasing our equity interest to 51%. In June 2006, we acquired our Wisconsin affiliate, The Polacheck Company, enhancing our brand and market position in the U.S. midwest. These four acquisitions are a good example of our efforts to broaden our geographic coverage. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2004, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through June 30, 2006, we have incurred $36.7 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own. We expect to incur total integration expenses of approximately $8.5 million during 2006, which include residual Insignia-related integration costs as well as similar costs related to our strategic in-fill acquisitions in 2005 and 2006.

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

Leverage

We have debt service obligations due to the use of leverage to finance our growth. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating the Insignia Acquisition, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry.

Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. Additionally, on June 15, 2006, we redeemed the remaining $164.7 million in aggregate principal amount of our outstanding 11¼% senior subordinated notes. Our management expects to continue to look for opportunities to reduce our debt in the future.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include goodwill and other intangible assets, revenue recognition, income taxes and our consolidation policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended June 30, 2006.

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

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Revenue	$836,228	100.0%	$672,163	100.0%	$1,516,319	100.0%	$1,210,429	100.0%
Costs and expenses:
Cost of services	412,496	49.3	338,691	50.4	752,941	49.6	606,737	50.1
Operating, administrative and other	283,598	33.9	241,730	36.0	548,759	36.2	464,951	38.4
Depreciation and amortization	12,255	1.5	10,818	1.6	27,185	1.8	21,188	1.8
Operating income	127,879	15.3	80,924	12.0	187,434	12.4	117,553	9.7
Equity income from unconsolidated subsidiaries	8,428	1.0	15,443	2.3	16,841	1.1	19,373	1.6
Minority interest expense	1,580	0.2	664	0.1	1,809	0.1	1,353	0.1
Interest income	2,976	0.4	3,058	0.5	6,566	0.4	5,503	0.5
Interest expense	13,352	1.6	13,374	2.0	27,287	1.8	26,972	2.2
Loss on extinguishment of debt	22,255	2.7	1,832	0.3	22,255	1.5	6,762	0.6
Income before provision for income taxes	102,096	12.2	83,555	12.4	159,490	10.5	107,342	8.9
Provision for income taxes	37,842	4.5	33,134	4.9	58,326	3.8	42,349	3.5
Net income	$64,254	7.7%	$50,421	7.5%	$101,164	6.7%	$64,993	5.4%
EBITDA	$146,982	17.6%	$106,521	15.8%	$229,651	15.1%	$156,761	13.0%

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

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$64,254	$50,421	$101,164	$64,993
Add:
Depreciation and amortization	12,255	10,818	27,185	21,188
Interest expense	13,352	13,374	27,287	26,972
Loss on extinguishment of debt	22,255	1,832	22,255	6,762
Provision for income taxes	37,842	33,134	58,326	42,349
Less:
Interest income	2,976	3,058	6,566	5,503
EBITDA	$146,982	$106,521	$229,651	$156,761

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

We reported consolidated net income of $64.3 million for the three months ended June 30, 2006 on revenue of $836.2 million as compared to consolidated net income of $50.4 million on revenue of $672.2 million for the three months ended June 30, 2005.

Our revenue on a consolidated basis increased by $164.1 million, or 24.4%, as compared to the three months ended June 30, 2005. Approximately two-thirds of the increase was due to organic growth, while the remainder was attributable to in-fill acquisitions completed during 2005 and earlier in 2006. The organic revenue growth was primarily driven by continued higher worldwide transaction revenue as well as increased appraisal/valuation, mortgage brokerage and property and facilities management fees. Additionally, higher fees generated in our Global Investment Management business, particularly in the United States and France, contributed to the increase. Foreign currency translation had a $3.2 million negative impact on total revenue during the three months ended June 30, 2006.

Our cost of services on a consolidated basis increased by $73.8 million, or 21.8%, during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was additional headcount, which primarily resulted from in-fill acquisitions. Foreign currency translation had a $1.9 million positive impact on cost of services during the three months ended June 30, 2006. Cost of services as a percentage of revenue decreased slightly from 50.4% for the three months ended June 30, 2005 to 49.3% for the three months ended June 30, 2006, primarily attributable to our mix of revenue, with a higher composition of revenue earned from geographic regions with lower commission rates.

Our operating, administrative and other expenses on a consolidated basis were $283.6 million, an increase of $41.9 million, or 17.3%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses and carried interest incentive compensation expense, as well as increased marketing costs, all of which resulted from our improved operating performance as well as from the in-fill acquisitions previously mentioned. Foreign currency translation had a $1.0 million positive impact on total operating expenses during the three months ended June 30, 2006. Operating expenses as a percentage of revenue decreased from 36.0% for the three months ended June 30, 2005 to 33.9% for the three months ended June 30, 2006, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense on a consolidated basis increased by $1.4 million, or 13.3%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to higher depreciation expense resulting from increased capital expenditures as well as fixed assets acquired in recent in-fill acquisitions.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $7.0 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This was primarily due to higher net dispositions within selected funds in our Global Investment Management segment in the prior year.

Our consolidated interest expense was flat between periods totaling $13.4 million for each of the three months ended June 30, 2006 and 2005. Higher interest expense resulting from an increase in interest rates was offset by interest savings realized as a result of debt repayments made throughout 2005 and the first half of 2006. The replacement of our credit agreement on more favorable terms combined with the redemption of the remaining outstanding balance of our 11¼% senior subordinated notes in June 2006 will result in annual interest savings of approximately $25.0 million, with one-half of that amount to be realized in 2006. Our management expects to continue to look for opportunities to reduce our debt in the future.

Our loss on extinguishment of debt on a consolidated basis was $22.3 million and $1.8 million for the three months ended June 30, 2006 and 2005, respectively. These losses incurred were related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of our 11¼% senior subordinated notes in 2005 and the second quarter of 2006. Additionally, during the three months ended June 30, 2006, we wrote off $8.2 million of unamortized deferred financing fees associated with our prior credit facility, which was replaced during this period. We expect to incur additional charges of this type in connection with the continuation of our de-leveraging efforts in the future.

Our provision for income taxes on a consolidated basis was $37.8 million for the three months ended June 30, 2006 as compared to $33.1 million for the three months ended June 30, 2005. Our effective tax rate declined from 39.7% for the three months ended June 30, 2005 to 37.1% for the three months ended June 30, 2006. The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2005. The decrease in the effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

We reported consolidated net income of $101.2 million for the six months ended June 30, 2006 on revenue of $1.5 billion as compared to consolidated net income of $65.0 million on revenue of $1.2 billion for the six months ended June 30, 2005.

Our revenue on a consolidated basis increased by $305.9 million, or 25.3%, as compared to the six months ended June 30, 2005. Approximately two-thirds of the increase was due to organic growth, while the remainder was attributable to in-fill acquisitions completed during 2005 and earlier in 2006. The organic revenue growth was primarily driven by continued higher worldwide transaction revenue as well as increased appraisal/valuation and property and facilities management fees. Additionally, higher fees generated in our Global Investment Management business, particularly in the United States, France and the United Kingdom, contributed to the increase. Foreign currency translation had a $19.9 million negative impact on total revenue during the six months ended June 30, 2006.

Our cost of services on a consolidated basis increased by $146.2 million, or 24.1%, during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was additional headcount, which primarily resulted from in-fill acquisitions. Foreign currency translation had a $9.5 million positive impact on cost of services during the six months ended June 30, 2006. Cost of services as a percentage of revenue was relatively consistent between periods at 49.6% for the six months ended June 30, 2006 versus 50.1% for the six months ended June 30, 2005.

Our operating, administrative and other expenses on a consolidated basis were $548.8 million, an increase of $83.8 million, or 18.0%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses and carried interest incentive compensation expense, as well as increased marketing costs, all of which resulted from our improved operating performance as well as from the in-fill acquisitions previously mentioned. Foreign currency translation had a $6.9 million positive impact on total operating expenses during the six months ended June 30, 2006. Operating expenses as a percentage of revenue decreased from 38.4% for the six months ended June 30, 2005 to 36.2% for the six months ended June 30, 2006, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense on a consolidated basis increased by $6.0 million, or 28.3%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was driven by higher amortization expense related to intangibles acquired in recent in-fill acquisitions, primarily in our EMEA business segment. Also contributing to the increase was higher depreciation expense, which resulted from increased capital expenditures as well as fixed assets acquired in recent in-fill acquisitions.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $2.5 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This was primarily due to higher net dispositions within selected funds in our Global Investment Management segment in the prior year.

Our consolidated interest expense was relatively consistent between periods totaling $27.3 million for the six months ended June 30, 2006, an increase of $0.3 million, or 1.2%, as compared to the six months ended June 30, 2005. Higher interest expense resulting from an increase in interest rates was predominately offset by interest savings realized as a result of debt repayments made throughout 2005 and the first half of 2006.

Our loss on extinguishment of debt on a consolidated basis was $22.3 million and $6.8 million for the six months ended June 30, 2006 and 2005, respectively. These losses incurred were primarily related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of our 11¼% senior subordinated notes during the six months ended June 30, 2006 and 2005. In addition, during the six months ended June 30, 2006, we wrote off $8.2 million of unamortized deferred financing fees associated with our prior credit facility, which was replaced during the current year.

Our provision for income taxes on a consolidated basis was $58.3 million for the six months ended June 30, 2006 as compared to $42.3 million for the six months ended June 30, 2005. Our effective tax rate declined from 39.5% for the six months ended June 30, 2005 to 36.6% for the six months ended June 30, 2006. The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2005. The decrease in the effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income by our Americas, EMEA, Asia Pacific and Global Investment Management operating segments for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Americas
Revenue	$554,266	100.0%	$489,878	100.0%	$1,008,042	100.0%	$870,992	100.0%
Costs and expenses:
Cost of services	294,668	53.2	263,295	53.7	535,835	53.2	463,252	53.2
Operating, administrative and other	167,517	30.2	150,150	30.7	328,810	32.6	290,769	33.4
Depreciation and amortization	8,035	1.4	7,455	1.5	15,881	1.6	14,383	1.6
Operating income	$84,046	15.2%	$68,978	14.1%	$127,516	12.6%	$102,588	11.8%
EBITDA	$95,194	17.2%	$79,857	16.3%	$149,748	14.9%	$123,295	14.2%
EMEA
Revenue	$170,285	100.0%	$123,139	100.0%	$305,516	100.0%	$225,249	100.0%
Costs and expenses:
Cost of services	75,504	44.3	54,930	44.6	138,900	45.5	104,705	46.5
Operating, administrative and other	59,661	35.0	55,097	44.7	111,812	36.6	104,991	46.6
Depreciation and amortization	2,659	1.6	2,390	2.0	8,317	2.7	4,814	2.1
Operating income	$32,461	19.1%	$10,722	8.7%	$46,487	15.2%	$10,739	4.8%
EBITDA	$35,780	21.0%	$12,989	10.5%	$55,196	18.1%	$15,248	6.8%
Asia Pacific
Revenue	$84,661	100.0%	$43,284	100.0%	$145,352	100.0%	$77,159	100.0%
Costs and expenses:
Cost of services	42,324	50.0	20,466	47.3	78,206	53.8	38,780	50.3
Operating, administrative and other	28,931	34.2	15,694	36.3	52,103	35.8	29,201	37.8
Depreciation and amortization	1,057	1.2	549	1.2	1,986	1.4	1,148	1.5
Operating income	$12,349	14.6%	$6,575	15.2%	$13,057	9.0%	$8,030	10.4%
EBITDA	$12,144	14.3%	$7,566	17.5%	$14,242	9.8%	$9,708	12.6%
Global Investment Management
Revenue	$27,016	100.0%	$15,862	100.0%	$57,409	100.0%	$37,029	100.0%
Costs and expenses:
Operating, administrative and other	27,489	101.7	20,789	131.0	56,034	97.6	39,990	108.0
Depreciation and amortization	504	1.9	424	2.7	1,001	1.7	843	2.3
Operating (loss) income	$(977)	(3.6)%	$(5,351)	(33.7)%	$374	0.7%	$(3,804)	(10.3)%
EBITDA	$3,864	14.3%	$6,109	38.5%	$10,465	18.2%	$8,510	23.0%

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

However, EBITDA is not a recognized measurement under GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments.

Net interest expense and loss on extinguishment of debt have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Americas
Net income	$37,241	$36,898	$62,182	$51,347
Add:
Depreciation and amortization	8,035	7,455	15,881	14,383
Interest expense	11,029	10,940	23,466	22,672
Loss on extinguishment of debt	22,255	1,832	22,255	6,762
Provision for income taxes	19,041	24,162	31,567	31,226
Less:
Interest income	2,407	1,430	5,603	3,095
EBITDA	$95,194	$79,857	$149,748	$123,295
EMEA
Net income	$21,665	$5,904	$30,517	$4,916
Add:
Depreciation and amortization	2,659	2,390	8,317	4,814
Interest expense	642	676	859	1,228
Provision for income taxes	11,162	5,545	16,209	6,523
Less:
Interest income	348	1,526	706	2,233
EBITDA	$35,780	$12,989	$55,196	$15,248
Asia Pacific
Net income	$6,465	$4,770	$5,477	$5,238
Add:
Depreciation and amortization	1,057	549	1,986	1,148
Interest expense	1,000	757	1,711	1,443
Provision for income taxes	3,674	1,540	5,159	1,977
Less:
Interest income	52	50	91	98
EBITDA	$12,144	$7,566	$14,242	$9,708
Global Investment Management
Net (loss) income	$(1,117)	$2,849	$2,988	$3,492
Add:
Depreciation and amortization	504	424	1,001	843
Interest expense	681	1,001	1,251	1,629
Provision for income taxes	3,965	1,887	5,391	2,623
Less:
Interest income	169	52	166	77
EBITDA	$3,864	$6,109	$10,465	$8,510

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Americas

Revenue increased by $64.4 million, or 13.1%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This largely organic revenue increase was primarily driven by a continued improved leasing trend and strong investment sales activity as well as higher mortgage brokerage, appraisal/valuation and property and facilities management fees. Foreign currency translation had a $2.8 million positive impact on total revenue during the three months ended June 30, 2006.

Cost of services increased by $31.4 million, or 11.9%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due to higher commission expense as a result of the overall increase in revenue. Foreign currency translation had an $1.1 million negative impact on cost of services during the three months ended June 30, 2006. Cost of services as a percentage of revenue was relatively consistent between periods at 53.2% for the three months ended June 30, 2006 versus 53.7% for the three months ended June 30, 2005.

Operating, administrative and other expenses increased $17.4 million, or 11.6%, mainly driven by higher payroll-related costs, which primarily resulted from supporting our growing revenues. Foreign currency translation had a $1.5 million negative impact on total operating expenses during the three months ended June 30, 2006.

EMEA

Revenue increased by $47.1 million, or 38.3%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Organic revenue growth accounted for slightly more than half of this increase, with the remainder resulting from in-fill acquisitions completed in 2005 and earlier in 2006. The organic revenue increase was primarily driven by higher transaction revenue, particularly in the United Kingdom, Germany and France as well as increased appraisal/valuation revenue, primarily in the United Kingdom. The overall increase related to in-fill acquisitions was primarily driven by our acquisition of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom during the latter half of 2005. Foreign currency translation had a $2.2 million negative impact on total revenue during the three months ended June 30, 2006.

Cost of services increased $20.6 million, or 37.5%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount primarily resulting from acquisitions. Foreign currency translation had a $1.1 million positive impact on cost of services during the three months ended June 30, 2006. Cost of services as a percentage of revenue remained relatively consistent at 44.3% for the three months ended June 30, 2006 in comparison to 44.6% for the three months ended June 30, 2005.

Operating, administrative and other expenses increased by $4.6 million, or 8.3%, mainly due to higher payroll-related costs, including bonuses as well as increased marketing costs in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Foreign currency translation had a $1.2 million positive impact on total operating expenses during the three months ended June 30, 2006.

Asia Pacific

Revenue increased by $41.4 million, or 95.6%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Much of the increase was driven by our acquisition of an additional stake in our Japanese affiliate, IKOMA, taking our equity interest in IKOMA to 51% in early January 2006, which led to our consolidation of IKOMA’s results. Foreign currency translation had a $3.3 million negative impact on total revenue during the three months ended June 30, 2006.

Cost of services increased by $21.9 million, or 106.8%, mainly due to higher commissions and additional headcount, both of which were attributable to our consolidation of IKOMA. Cost of services as a percentage of revenue increased from 47.3% for the three months ended June 30, 2005 to 50.0% for the three months ended June 30, 2006, primarily driven by a higher transaction commission rate at IKOMA, which we expect to improve upon full integration. Foreign currency translation had a $1.9 million positive impact on cost of services for the three months ended June 30, 2006.

Operating, administrative and other expenses increased by $13.2 million, or 84.3%, primarily due to an increase in payroll-related costs, including bonuses, as well as higher marketing costs, which largely resulted from our consolidation of IKOMA as well as other smaller in-fill acquisitions made in Australia. Foreign currency translation had a $1.1 million positive impact on total operating expenses during the three months ended June 30, 2006.

Global Investment Management

Revenue increased by $11.2 million, or 70.3%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase was largely driven by higher core asset management fees earned in France and the United States. Foreign currency translation had a $0.5 million negative impact on total revenues during the three months ended June 30, 2006.

Operating, administrative and other expenses increased by $6.7 million, or 32.2%, primarily driven by higher bonus expense resulting from improved results, as well as increased carried interest incentive compensation expense of $1.9 million recognized in the three months ended June 30, 2006 for dedicated executives and team leaders with participation interests in certain real estate investments under management. During the three months ended June 30, 2006, we recorded a total of $6.9 million of incentive compensation expense related to carried interest revenue, none of which pertained to revenue recognized in the second quarter of 2006. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in the remainder of 2006 and future years will more than offset the accrued incentive compensation expense recognized in the second quarter of 2006. Foreign currency translation had a $0.2 million positive impact on total operating expenses during the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Americas

Revenue increased by $137.1 million, or 15.7%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This largely organic revenue increase was primarily driven by improved leasing activity, continued strong investment sales activity, as well as higher appraisal/valuation and property and facilities management fees. Foreign currency translation had a $4.7 million positive impact on total revenue during the six months ended June 30, 2006.

Cost of services increased by $72.6 million, or 15.7%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $2.0 million negative impact on cost of services during the six months ended June 30, 2006. Cost of services as a percentage of revenue was flat between periods at 53.2% for both the six months ended June 30, 2006 and 2005.

Operating, administrative and other expenses increased $38.0 million, or 13.1%, mainly driven by higher payroll-related costs, which primarily resulted from supporting our growing revenues. Foreign currency translation had a $2.6 million negative impact on total operating expenses during the six months ended June 30, 2006.

EMEA

Revenue increased by $80.3 million, or 35.6%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  Organic revenue growth accounted for slightly more than half of this increase, with the remainder resulting from in-fill acquisitions completed in 2005 and earlier in 2006.  The organic revenue increase was primarily driven by higher transaction revenue, particularly in the United Kingdom, France and Germany, as well as increased appraisal/valuation revenue throughout the region.  The overall increase related to in-fill acquisitions was primarily driven by our acquisition of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom during the latter half of 2005.  Foreign currency translation had a $15.3 million negative impact on total revenue during the six months ended June 30, 2006.

Cost of services increased $34.2 million, or 32.7%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount primarily resulting from acquisitions. Foreign currency translation had a $7.3 million positive impact on cost of services during the six months ended June 30, 2006. Cost of services as a percentage of revenue decreased slightly from 46.5% for the six months ended June 30, 2005 to 45.5% for the six months ended June 30, 2006, primarily driven by certain producer costs remaining fixed while we experienced a significant increase in revenue, particularly in France.

Operating, administrative and other expenses increased by $6.8 million, or 6.5%, mainly due to higher payroll-related costs, including bonuses, as well as increased marketing costs in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Foreign currency translation had a $6.2 million positive impact on total operating expenses during the six months ended June 30, 2006.

Asia Pacific

Revenue increased by $68.2 million, or 88.4%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Much of the increase was driven by our acquisition of an additional stake in our Japanese affiliate, IKOMA, taking our equity interest in IKOMA to 51% in early January 2006, which led to our consolidation of IKOMA’s results. Foreign currency translation had a $6.9 million negative impact on total revenue during the six months ended June 30, 2006.

Cost of services increased by $39.4 million, or 101.7%, mainly due to higher commissions and additional headcount, both of which were attributable to our consolidation of IKOMA. Cost of services as a percentage of revenue increased from 50.3% for the six months ended June 30, 2005 to 53.8% for the six months ended June 30, 2006, primarily driven by a higher transaction commission rate at IKOMA, which we expect to improve upon full integration. Foreign currency translation had a $4.2 million positive impact on cost of services for the six months ended June 30, 2006.

Operating, administrative and other expenses increased by $22.9 million, or 78.4%, primarily due to an increase in payroll-related costs, including bonuses, as well as higher marketing costs, which largely resulted from our consolidation of IKOMA. Foreign currency translation had a $2.5 million positive impact on total operating expenses during the six months ended June 30, 2006.

Global Investment Management

Revenue increased by $20.4 million, or 55.0%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase was mainly driven by higher core asset management fees and carried interest revenue earned in the United States as well as higher performance and core asset management fees earned in France and the United Kingdom. Foreign currency translation had a $2.4 million negative impact on total revenues during the six months ended June 30, 2006.

Operating, administrative and other expenses increased by $16.0 million, or 40.1%, primarily due to higher bonus expense resulting from improved results, as well as increased carried interest incentive compensation expense of $6.2 million recognized for dedicated executives and team leaders with participation interests in certain real estate investments under management. During the six months ended June 30, 2006, we recorded a total of $16.2 million of incentive compensation expense related to carried interest revenue, a small part of which pertained to revenue recognized in the first half of 2006 with the remainder (approximately $15.9 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in the remainder of 2006 and future years will more than offset the $15.9 million additional incentive compensation expense accrued in the first half of 2006. Foreign currency translation had a $0.8 million positive impact on total operating expenses during the six months ended June 30, 2006.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our new revolving credit facility described below. Included in the capital requirements that we expect to fund during 2006 is approximately $44.6 million of anticipated net capital expenditures, including $4.0 million associated with recent in-fill acquisitions. During the six months ended June 30, 2006, we funded approximately $22.1 million of these net capital expenditures. The capital expenditures for 2006 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

During 2001 and 2003, we required substantial amounts of new equity and debt financing to fund our acquisitions of CB Richard Ellis Services and Insignia. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. As a result, our management anticipates that our cash flow from operations and new revolving credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next twelve months.

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

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding principal amounts of our long-term indebtedness, which now primarily consists of our 9¾% senior notes due in 2010. On June 15, 2006, we redeemed the remaining $164.7 million in aggregate principal amount of our outstanding 11¼% senior subordinated notes. Additionally, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. In the future, we will continue to look for opportunities to reduce our debt from time to time. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are our obligations related to our deferred compensation plans and our U.K. pension plans. Pursuant to our deferred compensation plans, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plans represent future cash payment obligations for us. We currently have invested in insurance and mutual funds for the purpose of funding our future cash deferred compensation obligations. In addition, upon each distribution under the plans, we receive a corresponding tax deduction for such compensation payment. Our U.K. subsidiaries maintain pension plans with respect to which a limited number of our U.K. employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. As of December 31, 2005, based upon actuarial calculations of future benefit obligations under these plans, they were in the aggregate approximately $57.4 million underfunded.

Our management expects that any future obligations under our deferred compensation plans and pension plans that are not currently funded will be funded out of our future cash flow from operations.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $77.5 million for the six months ended June 30, 2006, an increase of $88.7 million as compared to the six months ended June 30, 2005.  The increase in net cash used in operating activities was primarily due to higher tax and bonus payments in the current year, both of which resulted from the improved operating performance experienced in 2005 versus 2004. Also contributing to the increase were higher deposits in the United Kingdom, primarily made to replace a letter of credit requirement related to one of our leases, as well as an increase in prepaid compensation in the current year. These increases in cash used in operating activities were partially offset by the improved operating performance experienced during the six months ended June 30, 2006 in comparison to the six months ended June 30, 2005 as well as an increase in deferred compensation arrangements and deferred revenue recognized relative to a fund in our Global Investment Management segment.

Investing Activities

Net cash used in investing activities totaled $78.3 million for the six months ended June 30, 2006, representing an increase of $26.1 million as compared to the six months ended June 30, 2005. The increase was primarily due to the use of cash for in-fill acquisitions as well as higher capital expenditures in the current year. These increases were partially offset by the purchase of a property held for sale during the six months ended June 30, 2005.

Financing Activities

Net cash used in financing activities totaled $170.8 million for the six months ended June 30, 2006 as compared to $20.7 million for the six months ended June 30, 2005. The increase in net cash used in financing activities was primarily driven by the repayment of the remaining outstanding balance of our 11¼% senior subordinated notes during the current year.

Initial and Secondary Public Offerings

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock. In connection with the initial public offering, we issued and sold 23,180,292 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the initial public offering, selling stockholders sold an aggregate of 48,819,708 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 687,900 shares of our Class A common stock to cover over-allotments of shares by underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. Lastly, on December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sale of shares by the selling stockholders on June 15, 2004, July 14, 2004, December 13, 2004 and November 15, 2005.

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

Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On June 26, 2006, we entered into a new $600.0 million multi-currency senior secured revolving credit facility (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, which fully replaced our prior credit agreement. In connection with the replacement of our prior credit facility, we wrote off $8.2 million of unamortized deferred financing fees during the three months ended June 30, 2006.

Our Credit Agreement includes the following:  (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011 and (2) the ability to borrow an additional $200.0 million, subject to the satisfaction of customary conditions. The $600.0 million revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million available to one of our Australian and New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries.

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2006, we had $248.0 million of revolving credit facility principal outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2006, letters of credit totaling $1.5 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

Our previous credit agreement included the following:  (1) a term loan facility of $295.0 million, which required quarterly principal payments of $2.95 million beginning December 31, 2004 through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. Our previous credit agreement also permitted us to make additional borrowings under a term loan facility of up to $25.0 million, subject to the satisfaction of customary conditions.

Borrowings under the term loan facility bore interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate was the higher of (1) CS’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The total amount outstanding under the term loan facility included in the senior secured term loan and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $265.3 million as of December 31, 2005.

Borrowings under the previous revolving credit facility bore interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the previous credit agreement). There was no revolving credit facility principal outstanding as of December 31, 2005.

The prior credit facilities were, and the Credit Agreement continues to be, jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. The prior credit facilities were secured by a pledge of substantially all of our domestic assets, while borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of both June 30, 2006 and December 31, 2005.

In June 2001, in order to partially finance our acquisition of CB Richard Ellis Services, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11¼% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CB Richard Ellis Services assumed all obligations with respect to the 11¼% senior subordinated notes in connection with the merger of Blum CB Corp. with and into CB Richard Ellis Services on July 20, 2001. The 11¼% senior subordinated notes were unsecured senior subordinated obligations of CB Richard Ellis Services and were jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11¼% senior subordinated notes required semi-annual payments of interest in arrears on June 15 and December 15 and were redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. During the year ended December 31, 2004, we repurchased $21.6 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. During the year ended December 31, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11¼% senior subordinated notes in the open market. We paid an aggregate of $5.9 million of premiums and wrote off $1.5 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. As permitted by the indenture governing these notes, on June 15, 2006, we redeemed the remaining $164.7 million in aggregate principal amount of our outstanding 11¼% senior subordinated notes at 105.625% of par. In connection with this early redemption, we paid a $9.3 million premium and wrote off $4.8 million of unamortized deferred financing costs and unamortized discount. The amount of the 11¼% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.0 million as of December 31, 2005.

Our Credit Agreement and the indenture governing our 9¾% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our 9¾% senior notes.  On April 4, 2006, Moody’s Investor Service upgraded its rating of our 9¾% senior notes from Ba3 to Ba1 and stated its rating outlook was stable. On May 1, 2006, Standard & Poor’s Rating Service raised our credit rating from BB- to BB+ on our 9¾% senior notes and stated its ratings outlook was stable. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

Our wholly-owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA, or WaMu, and JP Morgan Chase Bank, N.A., or JP Morgan, for the purpose of funding mortgage loans that will be resold. The credit agreement with WaMu was previously with Residential Funding Corporation, or RFC. On December 1, 2004, we and RFC entered into a Fifth Amended and Restated Warehousing Credit and Security Agreement which provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on September 1, 2005.  This agreement provided for the ability to terminate the warehousing commitment as of any date on or after March 1, 2005, upon not less than thirty days advance written notice. On March 1, 2005, we and RFC signed a consent letter, which approved the assignment to and assumption of the Fifth Amended and Restated

Credit and Security Agreement by WaMu. During the latter half of 2005 and continuing into 2006, we executed several amendments extending the warehouse line of credit with WaMu, the last of which extended the agreement until July 1, 2006.

Effective July 1, 2006, CBRE Melody entered into a $200.0 million multifamily mortgage loan repurchase agreement, or Repo Agreement, with WaMu. The Repo Agreement replaced the warehouse line of credit with WaMu, which expired on July 1, 2006. Under the Repo Agreement, CBRE Melody will originate multifamily loans and sell such loans to one or more investors including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu has agreed to purchase certain qualifying mortgage loans after such mortgage has been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody’s obligation to repurchase the mortgage loan.

On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expires on November 14, 2006.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan, for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. All outstanding principal on this note and all accrued interest unpaid shall be finally due and payable on demand, or if no demand is made, then on or before July 31, 2007.

During the six months ended June 30, 2006, we had a maximum of $399.8 million of warehouse lines of credit principal outstanding. As of June 30, 2006 and December 31, 2005, we had $17.7 million and $256.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $17.7 million and $256.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2006 and December 31, 2005, respectively, and which are also included in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement plus twelve basis points. This interest rate is now equal to the interest rate in effect with amounts outstanding under our Credit Agreement plus twelve basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million and $11.6 million as of June 30, 2006 and December 31, 2005, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2006 and December 31, 2005,

$3.1 million and $4.6 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

In January 2006, we acquired an additional stake in our Japanese affiliate IKOMA, which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of June 30, 2006, IKOMA had $7.0 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of June 30, 2006, and December 31, 2005, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

We currently have two deferred compensation plans, one of which has been frozen and is no longer accepting deferrals, which we refer to as the Old DCP, and one of which became effective on August 1, 2004 and began accepting deferrals on August 13, 2004, which we refer to as the New DCP. Because a substantial majority of the deferrals under both the Old DCP and the New DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment sooner than we expect. The deferred compensation liability in the accompanying consolidated balance sheets was $204.0 million and $188.9 million at June 30, 2006 and December 31, 2005, respectively.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $44.4 million and $41.2 million at June 30, 2006 and December 31, 2005, respectively. We expect to contribute a total of $7.5 million to fund our pension plan for the year ended December 31, 2006, of which $3.9 million was funded as of June 30, 2006.

Other Obligations and Commitments

We had an outstanding letter of credit totaling $0.4 million as of June 30, 2006, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. The $0.4 million outstanding letter of credit is a Fannie Mae letter of credit executed by CBRE Melody and expires on December 10, 2006. However, we are required to renew this letter of credit until our obligation to cover our portion of certain potential credit losses is satisfied.

We had guarantees totaling $3.0 million as of June 30, 2006, which include various guarantees of management contracts in our operations overseas as well as a guarantee to Fannie Mae for $0.4 million. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007. The other guarantees will expire at the end of each of the respective management agreements.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2006, we had committed $35.8 million to fund future co-investments, of which $16.3 million is expected to be funded during 2006. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

Derivatives and Hedging Activities

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward and option contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We do not engage in any speculative activities with respect to foreign currency. On April 17, 2006, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $23.9 million, which expire on various dates through December 29, 2006. On April 19, 2006, we entered into two option agreements to purchase an aggregate notional amount of 44.0 million British pounds sterling and 46.0 million euros, both of which expire on December 27, 2006. There was no significant net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward and option contracts for the three and six months ended June 30, 2006.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. Statement of Financial Accountings Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position for the three and six months ended June 30, 2006 resulting from these derivative contracts was not significant.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” or SFAS No. 156. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It also requires all separately recognized servicing assets and liabilities to be initially measured at fair value. It provides an entity with the choice of either amortizing servicing assets and liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or to measure servicing assets and liabilities at fair value and report changes in fair value in current period earnings. The statement will be effective as of the beginning of the first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material effect on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial position and results of operations.

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

•       the ability of CBRE Melody to periodically amend, or replace, on satisfactory terms the agreements for its indebtedness;

•       our ability to achieve annual cash interest savings;

•       the effect of implementation of new tax and accounting rules and standards; and

•       the other factors described in our Annual Report on Form 10-K, included under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” and “Quantitative and Qualitative Disclosures about Market Risk.”

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

During the six months ended June 30, 2006, approximately 35.8% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We do not engage in any speculative activities with respect to foreign currency. On April 17, 2006, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $23.9 million, which expire on various dates through December 29, 2006. On April 19, 2006, we entered into two option agreements to purchase an aggregate notional amount of 44.0 million British pounds sterling and 46.0 million euros, both of which expire on December 27, 2006. There was no significant net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward contracts and option contracts for the three and six months ended June 30, 2006.

On June 15, 2006, we redeemed the remaining $164.7 million in aggregate principal amount of our outstanding 11¼% senior subordinated notes. In connection with this early redemption, we paid a premium of $9.3 million and wrote off $4.8 million of unamortized deferred financing costs and unamortized discount. Additionally, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. In connection with the replacement of our prior credit facility, we wrote off $8.2 million of unamortized deferred financing fees. The redemption of the remaining outstanding balance of our 11¼% senior subordinated notes combined with the replacement of our prior credit agreement on more favorable terms will result in annual interest savings of approximately $25.0 million, with one-half of that amount to be realized in 2006.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 63 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at June 30, 2006, the net impact would be a decrease of

$0.9 million on income before provision for income taxes and cash provided by operating activities for the six months ended June 30, 2006.

Based on dealers’ quotes at June 30, 2006, the estimated fair value of our 9¾% senior notes was $139.1 million. Estimated fair values for the remaining long-term debt instruments are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at June 30, 2006.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The following matters were submitted to a vote of our security holders at the Annual Meeting of Stockholders of CB Richard Ellis Group, Inc., which was held at 8:30 a.m. Pacific Standard Time, on June 1, 2006 at the Ritz Carlton Hotel, Marina del Rey, located at 4375 Admiralty Way, Marina del Rey, California.

The three proposals presented at the meeting were:

1.                 To elect 11 directors to our Board of Directors.

2.                 To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the 2006 fiscal year.

3.                 To approve our Amended Executive Bonus Plan.

(b)         Not required.

(c)          The voting results were as follows (each of the following vote counts do not give effect to the three-for-one stock split of our Class A common stock on June 1, 2006):

1.                 Each of the 11 directors was elected to our Board of Directors to serve until the next annual meeting of stockholders in 2007 or until their respective successors are elected and qualified and received the number of votes set forth below. There were no abstentions or broker non-votes.

Name	For	Withheld
Richard C. Blum	62,554,857	4,501,559
Jeffrey A. Cozad	63,466,777	3,589,639
Patrice Marie Daniels	66,091,848	964,568
Senator Thomas A. Daschle	66,064,763	991,653
Bradford M. Freeman	64,111,623	2,944,793
Michael Kantor	60,478,136	6,578,280
Frederic V. Malek	63,938,607	3,117,809
John G. Nugent	63,619,424	3,436,992
Brett White	64,453,102	2,603,314
Gary L. Wilson	66,089,479	966,937
Ray Wirta	63,619,703	3,436,713

2.                 The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the 2006 fiscal year was approved by a vote of

65,240,559 shares in favor, 1,714,443 shares against, and 101,414 shares abstaining. There were no broker non-votes.

3.                 Our Amended Executive Bonus Plan was approved by a vote of 62,439,367 shares in favor, 4,408,883 shares against, and 208,166 shares abstaining. There were no broker non-votes.

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

Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 2, 2005)

10.1(e)

Credit Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the Lenders named herein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on July 27, 2006)

10.1(f)

Guarantee and Pledge Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiaries of CB Richard Ellis Services, Inc., from time to time party hereto and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on July 27, 2006)

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

CB RICHARD ELLIS GROUP, INC.
Date: August 9, 2006	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)
Date: August 9, 2006	/s/ GIL BOROK
Gil Borok
Global Controller (principal accounting officer)