Form 10-Q
period 2006-09-30
CB RICHARD ELLIS GROUP INC
filed 2006-11-09
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 001—32205

CB RICHARD ELLIS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 N. Sepulveda Boulevard, Suite 1050
El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)
(310) 606-4700	(Former name, former address and
(Registrant’s telephone number, including area code)	former fiscal year if changed since last report)

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

The number of shares of Class A common stock outstanding at October 31, 2006 was 225,340,278.

FORM 10-Q

September 30, 2006

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$138,273	$449,289
Restricted cash	8,737	5,179
Receivables, less allowance for doubtful accounts of $17,447 and $15,646 at September 30, 2006 and December 31, 2005, respectively	504,430	483,175
Warehouse receivables	92,900	255,963
Prepaid expenses	51,466	36,402
Deferred tax assets, net	58,612	38,629
Other current assets	18,603	16,327
Total Current Assets	873,021	1,284,964
Property and equipment, net	153,781	137,655
Goodwill	969,571	880,179
Other intangible assets, net of accumulated amortization of $41,328 and $30,586 at September 30, 2006 and December 31, 2005, respectively	106,353	109,540
Deferred compensation assets	184,548	144,597
Investments in and advances to unconsolidated subsidiaries	122,234	106,153
Deferred tax assets, net	109,377	94,200
Other assets, net	75,241	58,384
Total Assets	$2,594,126	$2,815,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$232,214	$254,085
Compensation and employee benefits payable	225,985	189,984
Accrued bonus and profit sharing	241,838	324,973
Income taxes payable	27,870	63,918
Short-term borrowings:
Revolving line of credit	139,762	—
Warehouse lines of credit	92,900	255,963
Other	25,414	16,189
Total short-term borrowings	258,076	272,152
Current maturities of long-term debt	322	11,913
Other current liabilities	22,362	20,778
Total Current Liabilities	1,008,667	1,137,803
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount of $1,648 at December 31, 2005	—	163,021
Senior secured term loan	—	253,450
9 3/4% senior notes	130,000	130,000
Other long-term debt	2,262	2,685
Total Long-Term Debt	132,262	549,156
Deferred compensation liability	200,243	172,871
Pension liability	44,822	41,194
Other liabilities	153,575	114,139
Total Liabilities	1,539,569	2,015,163
Commitments and contingencies	—	—
Minority interest	28,715	6,824
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 225,282,552 and 221,353,746 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2,253	2,214
Additional paid-in capital	580,848	548,652
Notes receivable from sale of stock	(83)	(101)
Accumulated earnings	476,988	283,515
Accumulated other comprehensive loss	(34,164)	(40,595)
Total Stockholders’ Equity	1,025,842	793,685
Total Liabilities and Stockholders’ Equity	$2,594,126	$2,815,672

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$903,876	$744,198	$2,420,195	$1,954,627
Costs and expenses:
Cost of services	456,994	380,943	1,209,935	987,680
Operating, administrative and other	293,122	255,706	841,881	720,657
Depreciation and amortization	14,892	11,665	42,077	32,853
Operating income	138,868	95,884	326,302	213,437
Equity income from unconsolidated subsidiaries	9,135	4,068	25,976	23,441
Minority interest (income) expense	(577)	440	1,232	1,793
Interest income	1,002	2,367	7,568	7,870
Interest expense	7,468	15,794	34,755	42,766
Loss on extinguishment of debt	—	624	22,255	7,386
Income before provision for income taxes	142,114	85,461	301,604	192,803
Provision for income taxes	49,805	28,525	108,131	70,874
Net income	$92,309	$56,936	$193,473	$121,929
Basic income per share	$0.41	$0.26	$0.86	$0.55
Weighted average shares outstanding for basic income per share	226,749,704	222,532,011	226,095,680	221,502,507
Diluted income per share	$0.39	$0.25	$0.83	$0.53
Weighted average shares outstanding for diluted income per share	233,943,772	230,331,813	233,519,809	229,334,424

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,473	$121,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,077	32,853
Amortization and write-off of deferred financing costs	14,351	4,703
Amortization and write-off of long-term debt discount	1,648	635
Deferred compensation deferrals	24,958	18,852
Gain on sale of servicing rights and other assets	(8,425)	(3,534)
Equity income from unconsolidated subsidiaries	(25,976)	(23,441)
Distributions of earnings from unconsolidated subsidiaries	18,421	13,307
Minority interest expense	1,232	1,793
Provision for doubtful accounts	1,810	3,644
Deferred income taxes	(16,604)	3,289
Compensation expense for stock options and non-vested stock awards	7,656	2,979
Incremental tax benefit from stock options exercised	(17,350)	—
Tenant concessions received	6,734	2,428
(Increase) decrease in receivables	(9,816)	28,215
Increase in deferred compensation assets	(39,951)	(40,112)
Increase in prepaid expenses and other assets	(37,713)	(11,192)
(Decrease) increase in accounts payable and accrued expenses	(29,735)	3,865
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(39,629)	(25,125)
(Decrease) increase in income tax payable	(21,225)	26,925
Increase (decrease) in other liabilities	20,707	(24,725)
Other operating activities, net	(232)	(508)
Net cash provided by operating activities	86,411	136,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,994)	(24,788)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(89,793)	(29,137)
Investment in properties held for sale	—	(65,774)
Contributions to unconsolidated subsidiaries, net of capital distributions	(13,047)	(6,520)
Proceeds from the sale of servicing rights and other assets	7,992	3,023
Proceeds from sale of property held for sale	—	28,289
(Increase) decrease in restricted cash	(3,522)	3,152
Other investing activities, net	489	1,844
Net cash used in investing activities	(135,875)	(89,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	511,981	—
Repayment of revolving credit facility	(372,374)	—
Repayment of senior secured term loan	(265,250)	(8,850)
Repayment of 11 1/4% senior subordinated notes	(164,669)	(42,700)
Proceeds from debt related to properties held for sale	—	53,543
Repayment of debt related to property held for sale	—	(23,310)
Repayment of euro cash pool loan and other loans, net	(5,148)	(1,519)
Proceeds from exercise of stock options	7,576	6,584
Incremental tax benefit from stock options exercised	17,350	—
Minority interest contributions (distributions), net	10,292	(1,090)
Payment of deferred financing fees	(5,159)	(318)
Other financing activities, net	(652)	346
Net cash used in financing activities	(266,053)	(17,314)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(315,517)	29,555
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	449,289	256,896
Effect of currency exchange rate changes on cash and cash equivalents	4,501	(1,880)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$138,273	$284,571
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$38,742	$33,066
Income taxes, net of refunds	$147,208	$37,224

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

						Accumulated other comprehensive loss
	Shares	Class A common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings	Minimum pension liability	Foreign currency translation	Total
Balance at December 31, 2005	221,353,746	$2,214	$548,652	$(101)	$283,515	$(20,739)	$(19,856)	$793,685
Net income	—	—	—	—	193,473	—	—	193,473
Net cancellation and distribution of deferred compensation stock fund units	657,773	6	(87)	—	—	—	—	(81)
Stock options exercised (including tax benefit)	2,697,761	27	24,627	—	—	—	—	24,654
Compensation expense for stock options and non-vested stock awards	—	—	7,576	—	—	—	—	7,576
Non-cash issuance of common stock	3,112	—	80	—	—	—	—	80
Non-vested stock grants	598,725	6	—	—	—	—	—	6
Net collection on notes receivable from sale of stock	—	—	—	18	—	—	—	18
Foreign currency translation gain	—	—	—	—	—	—	6,431	6,431
Cancellation of non-vested stock awards	(28,565)	—	—	—	—	—	—	—
Balance at September 30, 2006	225,282,552	$2,253	$580,848	$(83)	$476,988	$(20,739)	$(13,425)	$1,025,842

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

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2. Basis of Presentation (Continued)

statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2005.

On April 28, 2006, our board of directors approved a three-for-one stock split of our outstanding Class A common stock effected as a 100% stock dividend, which was distributed on June 1, 2006. The applicable share and per share data for all periods included herein has been restated to give effect to this stock split.

3. Stock-Based Compensation

Stock Incentive Plans

2001 Stock Incentive Plan.   Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of September 30, 2006, outstanding stock options granted under the 2001 stock incentive plan to acquire 8,264,279 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

Amended and Restated 2004 Stock Incentive Plan.   Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, was amended and restated on April 14, 2005 and was amended again on September 6, 2006. The 2004 stock incentive plan authorizes the

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Stock-Based Compensation (Continued)

grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan. This share reserve is reduced by one share upon grant of an option or stock appreciation right, and is reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. Awards that expire, terminate, lapse, that are reacquired by us or are redeemed for cash rather than shares will again be available for grant under this plan. Pursuant to the terms of our 2004 stock incentive plan, no employee is eligible to be granted options or stock appreciation rights covering more than 6,235,566 shares during any calendar year. This limitation is subject to a policy adopted by our board of directors which states that no person is eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 2,078,523 shares during any calendar year or to be granted any other form of stock award covering more than 1,039,260 shares during any calendar year. As of September 30, 2006, 7,173,643 shares were subject to options issued under our 2004 stock incentive plan and 9,483,556 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during 2004 have exercise prices in the range of $6.33 to $7.46 and vest and are exercisable generally in equal annual increments over three or four years from the date of grant. Options granted under this plan during 2005 have exercise prices in the range of $11.10 to $15.43 and vest and are also exercisable generally in equal annual increments over three or four years from the date of grant. Options granted under this plan during 2006 have exercise prices in the range of $23.46 to $25.67 and vest and are also exercisable generally in equal annual increments over three or four years from the date of grant. All options previously granted under the 2004 stock incentive plan have had a term of five or seven years from the date of grant. We also granted non-vested stock awards of 30,954 shares, 472,368 shares and 598,725 shares during 2004, 2005 and 2006, respectively. These non-vested stock awards generally vest in equal annual increments over four years from the date of the grant. Additionally, during 2006, we also granted 441,753 of non-vested stock units, which vest ten years from the date of grant. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors may adjust outstanding awards to preserve the awards’ benefits or potential benefits.

A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	17,391,048	$5.46	4,644,981	$2.97
Exercised	(2,697,761)	2.78
Granted	967,256	23.50
Forfeited	(222,621)	7.33
Outstanding at September 30, 2006	15,437,922	$7.02	7,029,585	$4.44

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Stock-Based Compensation (Continued)

Options outstanding at September 30, 2006 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	8,264,279	6.1	$1.92		4,847,453	$1.92
$6.33 - $7.46	3,137,512	3.0	7.44		1,454,014	7.43
$11.10 - $15.43	3,078,475	5.8	15.17		726,822	15.29
$23.46 - $25.67	957,656	6.9	23.50		1,296	25.66
	15,437,922	5.5	$7.02	$271,398,669	7,029,585	$4.44	$141,716,434

Non-Vested Stock Awards.   Under our 2004 stock incentive plan, we have issued non-vested stock awards in our Class A common stock to certain of our employees and members of our Board of Directors. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares	Weighted Average Market Value Per Share
Balance at December 31, 2005	503,322	$14.79
Granted	1,040,478	23.13
Vested	(109,062)	15.43
Forfeited	(32,099)	18.09
Balance at September 30, 2006	1,402,639	$20.85

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

In the fourth quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.”  Awards under our stock-based compensation plans generally vest over three to five-year periods. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2006 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

In accordance with SFAS No. 123R, we have continued to estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options. SFAS No. 123R also requires companies to estimate forfeitures. As we previously estimated forfeitures under SFAS No. 123, in this regard our adoption of SFAS No. 123R has had no impact on our results of operations for the nine months ended September 30, 2006.

The weighted average fair value of options granted by us was $10.38 and $5.74 for the three months ended September 30, 2006 and 2005, respectively, and $10.38 and $5.63 for the nine months ended September 30, 2006 and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.80%	4.02%	4.80%	3.99%
Expected volatility	40.00%	40.00%	39.94%	40.00%
Expected life	5 years	4 years	5 years	4 years

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Stock-Based Compensation (Continued)

The dividend yield assumption is excluded from the calculation, as it is our present intention to retain all earnings. The expected volatility is based on a combination of our historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of actively traded options on our stock. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected life of our stock options represents the average between the vesting and contractual term, pursuant to Staff Accounting Bulletin No. 107.

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

The total estimated grant date fair value of stock options that vested during the nine months ended September 30, 2006 was $5.4 million, which approximates the share-based compensation expense before taxes included in other operating expenses. At September 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was approximately $26.8 million, which is expected to be recognized over a weighted average period of approximately 3.2 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $55.8 million. We recorded cash received from stock option exercises of $7.6 million and related tax benefits of $17.4 million during the nine months ended September 30, 2006. Upon option exercise, we issue new shares of stock.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. Prior to the adoption of SFAS No. 123R, we presented all such excess tax benefits as operating cash flows on our consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. Under SFAS No. 123R, we have classified excess tax benefits of $17.4 million for the nine months ended September 30, 2006 as financing cash inflows.

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

Warehouse Receivables:   Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the WaMu and JP Morgan warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Melody & Company (CBRE Melody), which was formerly known as L.J. Melody & Company (See Note 8).

Short-Term Borrowings:   The majority of this balance represents our revolving credit facility and the WaMu and JP Morgan warehouse lines of credit outstanding for CBRE Melody. Due to the variable interest rates of these instruments, fair value approximates carrying value  (See Note 8).

11¼% Senior Subordinated Notes:   Based on dealers’ quotes, the estimated fair value of our 11¼% senior subordinated notes was $177.8 million at December 31, 2005. The actual carrying value totaled $163.0 million at December 31, 2005 (See Note 8).

9¾% Senior Notes:   Based on dealers’ quotes, the estimated fair value of our 9¾% senior notes was $138.8 million and $141.7 million at September 30, 2006 and December 31, 2005, respectively. Their actual carrying value totaled $130.0 million at both September 30, 2006 and December 31, 2005 (See Note 8).

Senior Secured Term Loan & Other Short-Term and Long-Term Debt:   Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (See Note 8).

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. Restricted Cash

Included in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005, is restricted cash of $8.7 million and $5.2 million, respectively, which primarily consists of cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.). Also included in the balance as of September 30, 2006, are escrow accounts related to strategic in-fill acquisitions completed during 2006.

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for us and each of our segments (See Note 16 for a description of our segments) for the nine months ended September 30, 2006 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Total
Balance at January 1, 2006	$571,517	$260,988	$14,017	$33,657	$880,179
Purchase accounting adjustments related to acquisitions	8,438	57,288	13,840	4,302	83,868
Foreign exchange movement	53	5,437	41	(7)	5,524
Balance at September 30, 2006	$580,008	$323,713	$27,898	$37,952	$969,571

Other intangible assets totaled $106.4 million and $109.5 million, net of accumulated amortization of $41.3 million and $30.6 million, as of September 30, 2006 and December 31, 2005, respectively, and are comprised of the following (dollars in thousands):

	As of September 30, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	19,826		19,826
	$83,526		$83,526
Amortizable intangible assets
Management contracts	28,922	(20,743)	27,769	(17,404)
Loan servicing rights	21,975	(8,908)	21,571	(7,657)
Other	13,258	(11,677)	7,260	(5,525)
	$64,155	$(41,328)	$56,600	$(30,586)
Total intangible assets	$147,681	$(41,328)	$140,126	$(30,586)

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Goodwill and Other Intangible Assets (Continued)

Management contracts are primarily comprised of property management contracts in the United States (U.S.), Canada, the U.K., France and other European countries, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over estimated useful lives of up to ten years.

Loan servicing rights represent the fair value of servicing assets in our mortgage brokerage line of business in the U.S., the majority of which were acquired as part of the 2001 Merger. The loan servicing rights are being amortized over estimated useful lives of up to ten years.

Other amortizable intangible assets mainly represent other intangible assets acquired as a result of the Insignia Acquisition, including an intangible asset recognized for non-contractual revenue acquired in the U.S. as well as franchise agreements and a trade name in France. Additionally, net revenue backlog acquired from in-fill acquisitions in 2005 and 2006 is also included. All of these other intangible assets are being amortized over estimated useful lives of up to twenty years.

Amortization expense related to intangible assets was $3.2 million and $2.0 million for the three months ended September 30, 2006 and 2005, respectively, and $10.1 million and $5.7 million for the nine months ended September 30, 2006 and 2005, respectively. The estimated annual amortization expense for each of the years ending December 31, 2006 through December 31, 2010 approximates $11.6 million, $4.8 million, $3.4 million, $3.2 million and $2.8 million, respectively.

7. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$174,449	$128,770	$432,823	$326,090
Operating income	$35,380	$6,565	$91,936	$47,053
Net income	$105,467	$75,904	$210,496	$191,687

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries.

In June 2005, CBRE Realty Finance, Inc. (CBRE Realty Finance), a real estate investment trust, was formed and is managed by CBRE Melody. The principal business activity of CBRE Realty Finance is to originate, acquire, invest in, finance and manage a diversified portfolio of commercial real estate-related loans and securities. On June 9, 2005, we received 300,000 shares of restricted stock and an option to purchase 500,000 shares of common stock from CBRE Realty Finance that vest in three equal annual installments. Effective June 9, 2006, 100,000 shares of the restricted stock vested and are now owned as common stock. As of September 30, 2006, CBRE Realty Finance had total assets of $1.4 billion and total

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7. Investments in and Advances to Unconsolidated Subsidiaries (Continued)

equity of $279.1 million. CBRE Realty Finance is a variable interest entity as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R). In accordance with FIN No. 46R, CBRE Realty Finance is not consolidated in our consolidated financial statements because we are not its primary beneficiary. Our maximum exposure to loss is limited to our equity investment in CBRE Realty Finance, which was approximately $18.4 million as of September 30, 2006.

8. Debt

We had short-term borrowings of $258.1 million and $272.2 million with related average interest rates of 6.4% and 5.2% as of September 30, 2006 and December 31, 2005, respectively.

Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On June 26, 2006, we entered into a $600.0 million multi-currency senior secured revolving credit facility (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, which fully replaced our prior credit agreement. In connection with the replacement of our prior credit facility, we wrote off $8.2 million of unamortized deferred financing fees during the nine months ended September 30, 2006.

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

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2006, we had $139.8 million of revolving credit facility principal outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2006, letters of credit totaling $1.5 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

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

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of both September 30, 2006 and December 31, 2005.

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

Effective July 1, 2006, CBRE Melody entered into a $200.0 million multifamily mortgage loan repurchase agreement, or Repo Agreement, with WaMu. The Repo Agreement replaced the warehouse line of credit with WaMu, which expired on July 1, 2006. The Repo Agreement continues indefinitely unless or until thirty days written notice is delivered, prior to the termination date, by either CBRE Melody

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Debt (Continued)

or WaMu. Under the Repo Agreement, CBRE Melody will originate multifamily loans and sell such loans to one or more investors, including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu has agreed to purchase certain qualifying mortgage loans after such loans have been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody’s obligation to repurchase the mortgage loan.

On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expires on November 14, 2006.

During the nine months ended September 30, 2006, we had a maximum of $399.8 million of warehouse lines of credit principal outstanding. As of September 30, 2006 and December 31, 2005, we had $92.9 million and $256.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $92.9 million and $256.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2006 and December 31, 2005, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. All outstanding principal on this note and all accrued interest unpaid shall be due and payable on demand, or if no demand is made, then on or before July 31, 2007. As of September 30, 2006, there were no amounts outstanding under this revolving credit note.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement plus twelve basis points. This interest rate is now equal to the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million and $11.6 million as of September 30, 2006 and December 31, 2005, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Debt (Continued)

The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2006 and December 31, 2005, $3.2 million and $4.6 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

In January 2006, we acquired an additional stake in our Japanese affiliate IKOMA CB Richard Ellis KK (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of September 30, 2006, IKOMA had $6.8 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of September 30, 2006 and December 31, 2005, there were no amounts outstanding under this facility.

9.  Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

We had an outstanding letter of credit totaling $0.4 million as of September 30, 2006, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. The $0.4 million outstanding letter of credit is a Fannie Mae letter of credit executed by CBRE Melody and expires on December 10, 2006. However, we are required to renew this letter of credit until our obligation to cover our portion of certain potential credit losses is satisfied.

We had guarantees totaling $3.0 million as of September 30, 2006, which include various guarantees of management contracts in our operations overseas as well as a guarantee to Fannie Mae for $0.4 million. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007. The other guarantees will expire at the end of each of the respective management agreements.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2006, we had committed $69.3 million to fund future co-investments.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Comprehensive Income

Comprehensive income consists of net income and other comprehensive (loss) income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments and minimum pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

The following table provides a summary of comprehensive income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$92,309	$56,936	$193,473	$121,929
Foreign currency translation (loss) gain	(1,771)	(507)	6,431	(3,371)
Comprehensive income	$90,538	$56,429	$199,904	$118,558

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

	Three Months Ended September 30,
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$92,309	226,749,704	$0.41	$56,936	222,532,011	$0.26
Diluted earnings per share:
Net income applicable to common stockholders	$92,309	226,749,704		$56,936	222,532,011
Dilutive effect of contingently issuable shares	—	420,235		—	—
Dilutive effect of stock options	—	6,773,833		—	7,799,802
Net income applicable to common stockholders	$92,309	233,943,772	$0.39	$56,936	230,331,813	$0.25

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Earnings Per Share (Continued)

	Nine Months Ended September 30,
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$193,473	226,095,680	$0.86	$121,929	221,502,507	$0.55
Diluted earnings per share:
Net income applicable to common stockholders	$193,473	226,095,680		$121,929	221,502,507
Dilutive effect of contingently issuable shares	—	273,119		—	—
Dilutive effect of stock options	—	7,151,010		—	7,831,917
Net income applicable to common stockholders	$193,473	233,519,809	$0.83	$121,929	229,334,424	$0.53

12. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $952.6 million and $759.8 million at September 30, 2006 and December 31, 2005, respectively.

13. Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$1,762	$1,386	$5,133	$4,193
Interest cost	3,574	3,040	10,475	9,413
Expected return on plan assets	(3,745)	(3,381)	(10,874)	(10,471)
Amortization of prior service benefit	(122)	(116)	(355)	(359)
Amortization of unrecognized net loss	389	189	1,130	586
Net periodic pension cost	$1,858	$1,118	$5,509	$3,362

We contributed $1.9 million and $5.8 million to fund our pension plans during the three and nine months ended September 30, 2006, respectively. We expect to contribute a total of $7.6 million to fund our pension plans for the year ending December 31, 2006.

14. Liabilities Related to the Insignia Acquisition

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we accrued certain liabilities in accordance with Emerging Issues Task

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14. Liabilities Related to the Insignia Acquisition (Continued)

Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”  These remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance
	at
	December 31, 2005	2006 Utilization	To be Utilized
Lease termination costs	$19,289	$(8,315)	$10,974
Legal settlements anticipated	7,670	(733)	6,937
Severance	671	(5)	666
Costs associated with exiting contracts	69	(69)	—
	$27,699	$(9,122)	$18,577

The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance
	at
	December 31, 2005	2006 Utilization	To be Utilized
Lease termination costs	$18,302	$(3,934)	$14,368

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15. Guarantor and Nonguarantor Financial Statements

The 9 3/4% senior notes and the Credit Agreement are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries (See Note 8 for additional information).

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005; condensed consolidating statements of operations for the three and nine months ended September 30, 2006 and 2005; and condensed consolidating statements of cash flows for the nine months ended September 30, 2006 and 2005, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Current Assets:
Cash and cash equivalents	$30	$19,238	$42,848	$76,157	$—	$138,273
Restricted cash	—	—	8,164	573	—	8,737
Receivables, less allowance for doubtful accounts	2	—	208,767	295,661	—	504,430
Warehouse receivables(a)	—	—	92,900	—	—	92,900
Other current assets	58,612	512	36,024	33,533	—	128,681
Total Current Assets	58,644	19,750	388,703	405,924	—	873,021
Property and equipment, net	—	—	85,527	68,254	—	153,781
Goodwill	—	—	564,210	405,361	—	969,571
Other intangible assets, net	—	—	82,329	24,024	—	106,353
Deferred compensation assets	—	184,548	—	—	—	184,548
Investments in and advances to unconsolidated subsidiaries	—	—	69,661	52,573	—	122,234
Investments in consolidated subsidiaries	873,627	521,906	441,680	—	(1,837,213)	—
Inter-company loan receivable	34,013	564,237	—	—	(598,250)	—
Deferred tax assets, net	109,377	—	—	—	—	109,377
Other assets, net	—	8,598	41,931	24,712	—	75,241
Total Assets	$1,075,661	$1,299,039	$1,674,041	$980,848	$(2,435,463)	$2,594,126
Current Liabilities:
Accounts payable and accrued expenses	$—	$6,169	$101,290	$124,755	$—	$232,214
Compensation and employee benefits payable	—	—	143,630	82,355	—	225,985
Accrued bonus and profit sharing	—	—	113,935	127,903	—	241,838
Income taxes payable	27,870	—	—	—	—	27,870
Short-term borrowings:
Revolving line of credit	—	89,000	—	50,762	—	139,762
Warehouse lines of credit(a)	—	—	92,900	—	—	92,900
Other	—	—	14,422	10,992	—	25,414
Total short-term borrowings	—	89,000	107,322	61,754	—	258,076
Current maturities of long-term debt	—	—	—	322	—	322
Other current liabilities	21,949	—	413	—	—	22,362
Total Current Liabilities	49,819	95,169	466,590	397,089	—	1,008,667
Long-Term Debt:
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	575,687	22,563	(598,250)	—
Other long-term debt	—	—	—	2,262	—	2,262
Total Long-Term Debt	—	130,000	575,687	24,825	(598,250)	132,262
Deferred compensation liability	—	200,243	—	—	—	200,243
Pension liability	—	—	—	44,822	—	44,822
Other liabilities	—	—	109,858	43,717	—	153,575
Total Liabilities	49,819	425,412	1,152,135	510,453	(598,250)	1,539,569
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	28,715	—	28,715
Stockholders’ Equity	1,025,842	873,627	521,906	441,680	(1,837,213)	1,025,842
Total Liabilities and Stockholders’ Equity	$1,075,661	$1,299,039	$1,674,041	$980,848	$(2,435,463)	$2,594,126

(a)              Although CBRE Melody is included among our domestic subsidiaries, which jointly and severally guarantee our 9 3/4% senior notes and our Credit Agreement, all warehouse receivables funded under the WaMu and JP Morgan lines of credit are pledged to WaMu and JP Morgan, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Current Assets:
Cash and cash equivalents	$6	$106,449	$305,956	$36,878	$—	$449,289
Restricted cash	—	—	4,698	481	—	5,179
Receivables, less allowance for doubtfulaccounts	3	—	178,724	304,448	—	483,175
Warehouse receivables(a)	—	—	255,963	—	—	255,963
Other current assets	38,629	80	22,438	30,211	—	91,358
Total Current Assets	38,638	106,529	767,779	372,018	—	1,284,964
Property and equipment, net	—	—	80,290	57,365	—	137,655
Goodwill	—	—	556,399	323,780	—	880,179
Other intangible assets, net	—	—	85,093	24,447	—	109,540
Deferred compensation assets	—	144,597	—	—	—	144,597
Investments in and advances to unconsolidated subsidiaries	—	6,362	82,007	17,784	—	106,153
Investments in consolidated subsidiaries	651,017	541,718	321,177	—	(1,513,912)	—
Inter-company loan receivable	93,605	571,708	—	—	(665,313)	—
Deferred tax assets, net	94,200	—	—	—	—	94,200
Other assets, net	250	17,839	28,901	11,394	—	58,384
Total Assets	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672
Current Liabilities:
Accounts payable and accrued expenses	$—	$6,594	$103,686	$143,805	$—	$254,085
Compensation and employee benefits payable	—	—	119,521	70,463	—	189,984
Accrued bonus and profit sharing	—	—	155,664	169,309	—	324,973
Income taxes payable	63,918	—	—	—	—	63,918
Short-term borrowings:
Warehouse lines of credit(a)	—	—	255,963	—	—	255,963
Other	—	—	16,189	—	—	16,189
Total short-term borrowings	—	—	272,152	—	—	272,152
Current maturities of long-term debt	—	11,800	—	113	—	11,913
Other current liabilities	20,107	—	671	—	—	20,778
Total Current Liabilities	84,025	18,394	651,694	383,690	—	1,137,803
Long-Term Debt:
11¼% senior subordinated notes, net of unamortized discount	—	163,021	—	—	—	163,021
Senior secured term loan	—	253,450	—	—	—	253,450
9¾% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	647,228	18,085	(665,313)	—
Other long-term debt	—	—	—	2,685	—	2,685
Total Long-Term Debt	—	546,471	647,228	20,770	(665,313)	549,156
Deferred compensation liability	—	172,871	—	—	—	172,871
Pension liability	—	—	—	41,194	—	41,194
Other liabilities	—	—	81,006	33,133	—	114,139
Total Liabilities	84,025	737,736	1,379,928	478,787	(665,313)	2,015,163
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	6,824	—	6,824
Stockholders’ Equity	793,685	651,017	541,718	321,177	(1,513,912)	793,685
Total Liabilities and Stockholders’ Equity	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$574,226	$329,650	$—	$903,876
Costs and expenses:
Cost of services	—	—	301,798	155,196	—	456,994
Operating, administrative and other	2,770	1,756	166,520	122,076	—	293,122
Depreciation and amortization	—	—	8,426	6,466	—	14,892
Operating (loss) income	(2,770)	(1,756)	97,482	45,912	—	138,868
Equity income from unconsolidated subsidiaries	—	—	6,690	2,445	—	9,135
Minority interest income	—	—	—	(577)	—	(577)
Interest income	2	6,090	642	316	(6,048)	1,002
Interest expense	—	6,579	5,291	1,646	(6,048)	7,468
Equity income from consolidated subsidiaries	94,020	98,504	31,973	—	(224,497)	—
Income before (benefit) provision for income taxes	91,252	96,259	131,496	47,604	(224,497)	142,114
(Benefit) provision for income taxes	(1,057)	2,239	32,992	15,631	—	49,805
Net income	$92,309	$94,020	$98,504	$31,973	$(224,497)	$92,309

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$501,492	$242,706	$—	$744,198
Costs and expenses:
Cost of services	—	—	281,117	99,826	—	380,943
Operating, administrative and other	1,767	1,736	159,182	93,021	—	255,706
Depreciation and amortization	—	—	7,704	3,961	—	11,665
Operating (loss) income	(1,767)	(1,736)	53,489	45,898	—	95,884
Equity income from unconsolidated subsidiaries	—	148	3,477	443	—	4,068
Minority interest expense	—	—	—	440	—	440
Interest income	36	10,261	1,745	519	(10,194)	2,367
Interest expense	—	13,060	9,054	3,874	(10,194)	15,794
Loss on extinguishment of debt	—	624	—	—	—	624
Equity income from consolidated subsidiaries	58,011	61,936	27,531	—	(147,478)	—
Income before (benefit) provision for income taxes	56,280	56,925	77,188	42,546	(147,478)	85,461
(Benefit) provision for income taxes	(656)	(1,086)	15,252	15,015	—	28,525
Net income	$56,936	$58,011	$61,936	$27,531	$(147,478)	$56,936

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$1,547,611	$872,584	$—	$2,420,195
Costs and expenses:
Cost of services	—	—	810,510	399,425	—	1,209,935
Operating, administrative and other	7,610	375	499,135	334,761	—	841,881
Depreciation and amortization	—	—	23,084	18,993	—	42,077
Operating (loss) income	(7,610)	(375)	214,882	119,405	—	326,302
Equity income from unconsolidated subsidiaries	—	324	19,070	6,582	—	25,976
Minority interest expense	—	—	—	1,232	—	1,232
Interest income	7	27,884	6,026	1,394	(27,743)	7,568
Interest expense	—	32,673	25,129	4,696	(27,743)	34,755
Loss on extinguishment of debt	—	22,255	—	—	—	22,255
Equity income from consolidated subsidiaries	198,172	217,522	79,557	—	(495,251)	—
Income before (benefit) provision for income taxes	190,569	190,427	294,406	121,453	(495,251)	301,604
(Benefit) provision for income taxes	(2,904)	(7,745)	76,884	41,896	—	108,131
Net income	$193,473	$198,172	$217,522	$79,557	$(495,251)	$193,473

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$(117)	$1,341,669	$613,075	$—	$1,954,627
Costs and expenses:
Cost of services	—	—	722,297	265,383	—	987,680
Operating, administrative and other	3,927	6,040	448,305	262,385	—	720,657
Depreciation and amortization	—	—	21,325	11,528	—	32,853
Operating (loss) income	(3,927)	(6,157)	149,742	73,779	—	213,437
Equity income (loss) from unconsolidated subsidiaries	—	4,413	19,237	(209)	—	23,441
Minority interest expense	—	—	—	1,793	—	1,793
Interest income	89	31,940	4,371	3,135	(31,665)	7,870
Interest expense	112	38,689	28,229	7,401	(31,665)	42,766
Loss on extinguishment of debt	—	7,386	—	—	—	7,386
Equity income from consolidated subsidiaries	124,382	138,141	40,414	—	(302,937)	—
Income before (benefit) provision for income taxes	120,432	122,262	185,535	67,511	(302,937)	192,803
(Benefit) provision for income taxes	(1,497)	(2,120)	47,394	27,097	—	70,874
Net income	$121,929	$124,382	$138,141	$40,414	$(302,937)	$121,929

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (Continued)
(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(51,530)	$(19,479)	$104,170	$53,250	$86,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(23,490)	(14,504)	(37,994)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(22,058)	(67,735)	(89,793)
Capital distributions from (contributions to) investments in unconsolidated subsidiaries, net	—	81	7,596	(20,724)	(13,047)
Proceeds from the sale of servicing rights and other assets	—	—	7,614	378	7,992
Increase in restricted cash	—	—	(3,466)	(56)	(3,522)
Other investing activities, net	—	48	266	175	489
Net cash provided by (used in) investing activities	—	129	(33,538)	(102,466)	(135,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	425,200	—	86,781	511,981
Repayment of revolving credit facility	—	(336,200)	—	(36,174)	(372,374)
Repayment of senior secured term loan	—	(265,250)	—	—	(265,250)
Repayment of 11 ¼% senior subordinated notes	—	(164,669)	—	—	(164,669)
Repayment of other short-term borrowings, net	—	—	(2,121)	(3,027)	(5,148)
Proceeds from exercise of stock options	7,576	—	—	—	7,576
Incremental tax benefit from stock options exercised	17,350	—	—	—	17,350
Minority interest contributions, net	—	—	—	10,292	10,292
Payment of deferred financing fees	—	(5,159)	—	—	(5,159)
Decrease (increase) in inter-company receivables, net	26,610	278,217	(331,619)	26,792	—
Other financing activities, net	18	—	—	(670)	(652)
Net cash provided by (used in) financing activities	51,554	(67,861)	(333,740)	83,994	(266,053)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24	(87,211)	(263,108)	34,778	(315,517)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	106,449	305,956	36,878	449,289
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	4,501	4,501
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$30	$19,238	$42,848	$76,157	$138,273
SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$37,850	$734	$158	$38,742
Income taxes, net of refunds	$147,208	$—	$—	$—	$147,208

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$24,694	$(29,229)	$100,057	$41,258	$136,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(17,340)	(7,448)	(24,788)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(3,677)	(25,460)	(29,137)
Investment in properties held for sale	—	—	—	(65,774)	(65,774)
Capital distributions from (contributions to) investments in unconsolidated subsidiaries, net	—	2,721	(9,817)	576	(6,520)
Proceeds from sale of servicing rights and other assets	—	—	2,875	148	3,023
Proceeds from sale of property held for sale	—	—	—	28,289	28,289
Decrease (increase) in restricted cash	—	—	3,336	(184)	3,152
Other investing activities, net	—	48	1,234	562	1,844
Net cash provided by (used in) investing activities	—	2,769	(23,389)	(69,291)	(89,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt related to properties held for sale	—	—	—	53,543	53,543
Repayment of debt related to property held for sale	—	—	—	(23,310)	(23,310)
Repayment of 11¼% senior subordinated notes	—	(42,700)	—	—	(42,700)
Repayment of senior secured term loan	—	(8,850)	—	—	(8,850)
(Repayment of) proceeds from euro cash pool loan and other loans, net	—	—	(3,403)	1,884	(1,519)
Proceeds from exercise of stock options	6,584	—	—	—	6,584
Minority interest distributions, net	—	—	—	(1,090)	(1,090)
Payment of deferred financing fees	—	(318)	—	—	(318)
(Increase) decrease in inter-company receivables, net	(35,152)	122,984	(86,925)	(907)	—
Other financing activities, net	389	—	—	(43)	346
Net cash (used in) provided by financing activities	(28,179)	71,116	(90,328)	30,077	(17,314)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,485)	44,656	(13,660)	2,044	29,555
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,496	2,806	216,463	34,131	256,896
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(1,880)	(1,880)
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$11	$47,462	$202,803	$34,295	$284,571
SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$32,222	$762	$82	$33,066
Income taxes, net of refunds	$37,224	$—	$—	$—	$37,224

16. Industry Segments

We report our operations through the following four segments:  (1) Americas, (2) Europe, Middle East and Africa (EMEA), (3) Asia Pacific and (4) Global Investment Management.

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

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Americas	$584,674	$516,665	$1,592,716	$1,387,657
EMEA	193,340	149,574	498,856	374,823
Asia Pacific	84,492	44,090	229,844	121,249
Global Investment Management	41,370	33,869	98,779	70,898
	$903,876	$744,198	$2,420,195	$1,954,627
Operating income (loss)
Americas	$87,926	$64,509	$215,442	$167,097
EMEA	35,084	26,671	81,571	37,410
Asia Pacific	4,965	5,860	18,022	13,890
Global Investment Management	10,893	(1,156)	11,267	(4,960)
	138,868	95,884	326,302	213,437
Equity income from unconsolidated subsidiaries
Americas	4,417	2,710	11,011	9,427
EMEA	874	1	1,528	—
Asia Pacific	56	160	470	825
Global Investment Management	3,788	1,197	12,967	13,189
	9,135	4,068	25,976	23,441
Minority interest expense (income)
Americas	227	258	470	651
EMEA	504	324	766	628
Asia Pacific	(1,333)	174	(118)	309
Global Investment Management	25	(316)	114	205
	(577)	440	1,232	1,793
Interest income	1,002	2,367	7,568	7,870
Interest expense	7,468	15,794	34,755	42,766
Loss on extinguishment of debt	—	624	22,255	7,386
Income before provision for income taxes	$142,114	$85,461	$301,604	$192,803

17. New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain embedded derivatives requiring bifurcation. The statement will be effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It also requires all separately recognized servicing assets and liabilities to be initially measured at fair value. It provides an entity with the choice of either amortizing servicing assets and liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or to measure servicing assets and liabilities at fair value and report changes in fair value in current period earnings. The statement will be effective as of the beginning of the fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material effect on our consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we will adopt the provisions of SFAS No. 158 related to the recognition of the funded status of our plans in our fiscal year ended December 31,

2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact the adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. We do not anticipate any impact on the preparation of our year-end 2006 financial statements from adopting the guidance of SAB No. 108.

18. Subsequent Events

On October 30, 2006, we together with A-2 Acquisition Corp., our wholly-owned subsidiary (Merger Sub), and Trammell Crow Company (Trammell Crow) entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Trammell Crow, and Trammell Crow will continue as the surviving corporation and become our wholly-owned subsidiary (the Merger). At the time the Merger becomes effective, each outstanding share of common stock of Trammell Crow (other than cancelled shares, dissenting shares and shares held by our subsidiaries or subsidiaries of Trammell Crow) will be converted into the right to receive $49.51 in cash, without interest, less applicable withholding taxes.

In connection with the Merger Agreement, certain stockholders of Trammell Crow entered into voting agreements with us, pursuant to which such stockholders agreed to vote their shares in favor of the approval and adoption of the Merger Agreement and the approval of the Merger.

In connection with the execution of the Merger Agreement and to facilitate the Merger, we sought and received a Commitment Letter, dated as of October 30, 2006, from Credit Suisse and Credit Suisse Securities (USA) LLC, providing for senior secured term loan facilities (the Term Facilities) for an aggregate principal amount of up to $2.2 billion, allocated between a five-year $1.2 billion tranche A term loan facility and a 7-year $1.0 billion tranche B term loan facility. In addition, we will seek to amend our existing Credit Agreement to, among other things, allow the consummation of the Merger and the incurrence of the Term Facilities. If this proposed amendment is not obtained, the Commitment Letter provides for replacement revolving credit facilities in an aggregate principal amount of $600.0 million substantially on the same terms provided for in the existing Credit Agreement (collectively with the Term Facilities, the Credit Facilities). The Credit Facilities will contain customary representations, warranties and covenants, and the closing of the Credit Facilities will be subject to the satisfaction of customary closing conditions.

Pursuant to the terms of the Merger Agreement, on November 3, 2006 we caused CBRE to launch a tender offer and consent solicitation for all of our outstanding 9¾% senior notes due May 15, 2010. The closing of the tender offer will be conditioned on a majority of the principal amounts of the notes being tendered in order to effect the requested amendments to the indenture, and allowing for the Merger, but will not be conditioned on consummation of the Merger. Details with respect to the tender offer and consent solicitation will be set forth in the tender offer documents.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended September 30, 2006, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are the world’s largest commercial real estate services firm, based on 2005 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2005, excluding affiliates and partner offices, we operated in more than 220 offices worldwide with approximately 14,500 employees providing commercial real estate services under the “CB Richard Ellis” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial mortgage origination and servicing, integrated capital markets (equity and debt) solutions, commercial property and corporate facility management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees. In both 2005 and 2006, we were the only commercial real estate services company included on the Fortune 1000 list of the largest U.S. publicly-held companies.

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

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage brokerage services through our 1996 acquisition of L.J. Melody & Company (now known as CBRE Melody) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors (now known as CB Richard Ellis Investors) and our 1997 acquisition of Koll Real Estate Services. Our 2003 acquisition of Insignia Financial Group, Inc. (Insignia), significantly increased the scale of our real estate advisory services and outsourcing services business lines in our Americas segment and also significantly increased our presence in the New York, London and Paris metropolitan areas.

On October 30, 2006, we entered into our largest acquisition to date as we, together with A-2 Acquisition Corp., our wholly-owned subsidiary (Merger Sub), and Trammell Crow Company (Trammell Crow) entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Trammell Crow, and Trammell Crow will continue as the surviving corporation and become our wholly-owned subsidiary (the Merger). At the time the Merger becomes effective, each outstanding share of common stock of Trammell Crow (other than cancelled shares, dissenting shares and shares held by our subsidiaries or subsidiaries of Trammell Crow) will be converted into the right to receive $49.51 in cash, without interest, less applicable withholding taxes.

In connection with the Merger Agreement, certain stockholders of Trammell Crow entered into voting agreements with us, pursuant to which such stockholders agreed to vote their shares in favor of the approval and adoption of the Merger Agreement and the approval of the Merger.

Strategic in-fill acquisitions have also been an integral component of our growth plans. In 2005, we completed seven acquisitions for an aggregate purchase price of approximately $100.0 million, including our acquisition of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom, both within our Europe, Middle East, and Africa (EMEA) business segment. During the nine months ended September 30, 2006, we completed eighteen acquisitions for an aggregate purchase price of approximately $123.0 million. These included:  the acquisition of an additional stake in our Japanese affiliate, IKOMA CB Richard Ellis KK, or IKOMA, within our Asia Pacific business segment, increasing our equity interest in IKOMA to 51%; the acquisition of our Wisconsin affiliate, The Polacheck Company, within our Americas business segment, which enhanced our brand and market position in the U.S. Midwest; and the acquisition of Holley Blake, which augmented our position in the industrial and logistics sectors in the United Kingdom. These acquisitions are a good example of our efforts to broaden our geographic coverage. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2004, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $87.6 million of transaction-related expenditures in connection with our acquisition of CB Richard Ellis Services in 2001. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through September 30, 2006, we have incurred $37.5 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own, $2.4 million of which were incurred during 2006. Additionally, during the nine months ended September 30, 2006, we also incurred $3.1 million of integration expenses associated with in-fill acquisitions completed in 2005 and 2006. We expect to incur total integration expenses of approximately $8.5 million during 2006, which include residual Insignia-related integration costs as well as similar costs related to our strategic in-fill acquisitions in 2005 and 2006.

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

Leverage

In connection with the execution of the Merger Agreement and to facilitate the Merger, we sought and received a Commitment Letter, dated as of October 30, 2006, from Credit Suisse and Credit Suisse Securities (USA) LLC, providing for senior secured term loan facilities (the Term Facilities) for an aggregate principal amount of up to $2.2 billion, allocated between a five-year $1.2 billion tranche A term loan facility and a 7-year $1.0 billion tranche B term loan facility. In addition, we will seek to amend our existing Credit Agreement to, among other things, allow the consummation of the Merger and the incurrence of the Term Facilities. If this proposed amendment is not obtained, the Commitment Letter provides for replacement revolving credit facilities in an aggregate principal amount of $600.0 million substantially on the same terms provided for in the existing Credit Agreement (collectively with the Term Facilities, the Credit Facilities). The Credit Facilities will contain customary representations, warranties and covenants, and the closing of the Credit Facilities will be subject to the satisfaction of customary closing conditions.

Pursuant to the terms of the Merger Agreement, on November 3, 2006 we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of our outstanding 9¾% senior notes due May 15, 2010. The closing of the tender offer will be conditioned on a majority of the principal amounts of the notes being tendered in order to effect the requested amendments to the indenture, and allowing for the Merger, but will not be conditioned on consummation of the Merger. Details with respect to the tender offer and consent solicitation will be set forth in the tender offer documents.

We have debt service obligations due to the use of leverage to finance our growth. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating the Merger and the Insignia Acquisition, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry.

Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. Additionally, on June 15, 2006, we redeemed the remaining $164.7 million in aggregate principal amount of our outstanding 11¼% senior subordinated notes. Despite the anticipated significant increase in our leverage as a result of the Merger, our management expects to look for opportunities to reduce our debt in the future.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include goodwill and other intangible assets, revenue recognition, income taxes and our consolidation policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended September 30, 2006.

Basis of Presentation

Segment Reporting

We report our operations through the following four segments:  (1) Americas, (2) EMEA, (3) Asia Pacific and (4) Global Investment Management. The Americas consists of operations located in the United States, Canada, Mexico and Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in the United States, Europe and Asia.

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Revenue	$903,876	100.0%	$744,198	100.0%	$2,420,195	100.0%	$1,954,627	100.0%
Costs and expenses:
Cost of services	456,994	50.6	380,943	51.2	1,209,935	50.0	987,680	50.5
Operating, administrative and other	293,122	32.4	255,706	34.3	841,881	34.8	720,657	36.9
Depreciation and amortization	14,892	1.6	11,665	1.6	42,077	1.7	32,853	1.7
Operating income	138,868	15.4	95,884	12.9	326,302	13.5	213,437	10.9
Equity income from unconsolidated subsidiaries	9,135	1.1	4,068	0.6	25,976	1.1	23,441	1.2
Minority interest (income) expense	(577)	(0.1)	440	0.1	1,232	0.1	1,793	0.1
Interest income	1,002	0.1	2,367	0.3	7,568	0.3	7,870	0.4
Interest expense	7,468	1.0	15,794	2.1	34,755	1.4	42,766	2.2
Loss on extinguishment of debt	—	—	624	0.1	22,255	0.9	7,386	0.3
Income before provision for income taxes	142,114	15.7	85,461	11.5	301,604	12.5	192,803	9.9
Provision for income taxes	49,805	5.5	28,525	3.8	108,131	4.5	70,874	3.7
Net income	$92,309	10.2%	$56,936	7.7%	$193,473	8.0%	$121,929	6.2%
EBITDA	$163,472	18.1%	$111,177	14.9%	$393,123	16.2%	$267,938	13.7%

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$92,309	$56,936	$193,473	$121,929
Add:
Depreciation and amortization	14,892	11,665	42,077	32,853
Interest expense	7,468	15,794	34,755	42,766
Loss on extinguishment of debt	—	624	22,255	7,386
Provision for income taxes	49,805	28,525	108,131	70,874
Less:
Interest income	1,002	2,367	7,568	7,870
EBITDA	$163,472	$111,177	$393,123	$267,938

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

We reported consolidated net income of $92.3 million for the three months ended September 30, 2006 on revenue of $903.9 million as compared to consolidated net income of $56.9 million on revenue of $744.2 million for the three months ended September 30, 2005.

Our revenue on a consolidated basis increased by $159.7 million, or 21.5%, as compared to the three months ended September 30, 2005. Approximately two-thirds of the increase was due to organic growth, while the remainder was attributable to in-fill acquisitions completed during 2005 and 2006. The organic revenue growth was primarily driven by continued higher worldwide transaction revenue as well as increased appraisal/valuation, mortgage brokerage and property and facilities management fees. Additionally, carried interest revenue as well as higher fees generated in our Global Investment Management business contributed to the increase. Foreign currency translation had an $11.3 million positive impact on total revenue during the three months ended September 30, 2006.

Our cost of services on a consolidated basis increased by $76.1 million, or 20.0%, during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was additional headcount, which primarily resulted from in-fill acquisitions. Foreign currency translation had a $4.8 million negative impact on cost of services during the three months ended September 30, 2006. Cost of services as a percentage of revenue decreased slightly from 51.2% for the three months ended September 30, 2005 to 50.6% for the three months ended September 30, 2006, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable or earned from markets with lower costs of services.

Our operating, administrative and other expenses on a consolidated basis were $293.1 million, an increase of $37.4 million, or 14.6%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses, as well as increased marketing costs, all of which resulted from our improved operating performance as well as from the in-fill acquisitions previously mentioned. Foreign currency translation had a $4.2 million negative impact on total operating expenses during the three months ended September 30, 2006. Operating expenses as a percentage of revenue decreased from 34.3% for the three months ended September 30, 2005 to 32.4% for the three months ended September 30, 2006, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense on a consolidated basis increased by $3.2 million, or 27.7%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to higher depreciation expense resulting from increased capital expenditures as well as fixed assets acquired in recent in-fill acquisitions. Also contributing to the increase was higher amortization expense related to intangibles acquired in recent in-fill acquisitions.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $5.1 million, or 124.6%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This was primarily due to higher net dispositions within selected funds in our Global Investment Management segment as well as increased equity income from the ownership of affiliated companies in our Americas business segment, which have benefited from improved performance.

Our consolidated interest expense decreased $8.3 million, or 52.7%, as compared to the three months ended September 30, 2005. The decline was primarily due to interest savings realized as a result of debt repayments made throughout 2005 and 2006.

Our loss on extinguishment of debt on a consolidated basis was $0.6 million for the three months ended September 30, 2005. This loss related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchases of our 11¼% senior subordinated notes in the open market.

Our provision for income taxes on a consolidated basis was $49.8 million for the three months ended September 30, 2006 as compared to $28.5 million for the three months ended September 30, 2005. Our effective tax rate increased from 33.4% for the three months ended September 30, 2005 to 35.0% for the three months ended September 30, 2006. The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2005. The increase in the effective tax rate is primarily due to lower non-taxable gains associated with our deferred compensation plan in the current year.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

We reported consolidated net income of $193.5 million for the nine months ended September 30, 2006 on revenue of $2.4 billion as compared to consolidated net income of $121.9 million on revenue of $2.0 billion for the nine months ended September 30, 2005.

Our revenue on a consolidated basis increased by $465.6 million, or 23.8%, as compared to the nine months ended September 30, 2005. Approximately two-thirds of the increase was due to organic growth, while the remainder was attributable to in-fill acquisitions completed during 2005 and 2006. The organic revenue growth was primarily driven by continued higher worldwide transaction revenue as well as increased appraisal/valuation, mortgage brokerage and property and facilities management fees. Additionally, carried interest revenue earned and higher fees generated in our Global Investment Management business contributed to the increase. Foreign currency translation had an $8.6 million negative impact on total revenue during the nine months ended September 30, 2006.

Our cost of services on a consolidated basis increased by $222.3 million, or 22.5%, during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was additional headcount, which primarily resulted from in-fill acquisitions. Foreign currency translation had a $4.7 million positive impact on cost of services during the nine months ended September 30, 2006. Cost of services as a percentage of revenue was relatively consistent between periods at 50.0% for the nine months ended September 30, 2006 versus 50.5% for the nine months ended September 30, 2005.

Our operating, administrative and other expenses on a consolidated basis were $841.9 million, an increase of $121.2 million, or 16.8%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses and carried interest incentive compensation expense, as well as increased marketing costs, which resulted from our improved operating performance as well as from the in-fill acquisitions previously mentioned. Foreign currency translation had a $2.8 million positive impact on total operating expenses during the nine months ended September 30, 2006. Operating expenses as a percentage of revenue decreased from 36.9% for the nine months ended September 30, 2005 to 34.8% for the nine months ended September 30, 2006, reflecting the operating leverage inherent in our business structure.

Our depreciation and amortization expense on a consolidated basis increased by $9.2 million, or 28.1%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily driven by higher depreciation expense resulting from increased capital expenditures as well as fixed assets acquired in recent in-fill acquisitions. Also contributing to the increase was higher amortization expense related to intangibles acquired in recent in-fill acquisitions.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $2.5 million, or 10.8%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This was primarily due to increased equity income recognized from the ownership of affiliated companies in our Americas and EMEA business segments, which have benefited from improved performance, partially offset by the impact of higher net dispositions within selected funds in our Global Investment Management segment in the prior year.

Our consolidated interest expense decreased $8.0 million, or 18.7%, as compared to the nine months ended September 30, 2005. The overall decline was primarily due to interest savings realized as a result of debt repayments made throughout 2005 and 2006, including the redemption of the remaining outstanding balance of our 11¼% senior subordinated notes in June 2006. The repayment of our 11¼% senior subordinated notes, combined with the replacement of our credit agreement on more favorable terms in June 2006, is expected to result in interest savings of approximately $12.5 million in 2006.

Our loss on extinguishment of debt on a consolidated basis was $22.3 million and $7.4 million for the nine months ended September 30, 2006 and 2005, respectively. These losses incurred were related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of our 11¼% senior subordinated notes during the nine months ended September 30, 2006 and 2005. In addition, during the nine months ended September 30, 2006, we wrote off $8.2 million of unamortized deferred financing fees associated with our prior credit facility, which was replaced during the current year.

Our provision for income taxes on a consolidated basis was $108.1 million for the nine months ended September 30, 2006 as compared to $70.9 million for the nine months ended September 30, 2005. Our effective tax rate declined from 36.8% for the nine months ended September 30, 2005 to 35.9% for the nine months ended September 30, 2006. The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2005. The decrease in the effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific and Global Investment Management business segments for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Americas
Revenue	$584,674	100.0%	$516,665	100.0%	$1,592,716	100.0%	$1,387,657	100.0%
Costs and expenses:
Cost of services	317,958	54.4	294,693	57.0	853,793	53.6	757,945	54.6
Operating, administrative and other	169,647	29.1	149,375	28.9	498,457	31.3	440,144	31.7
Depreciation and amortization	9,143	1.6	8,088	1.6	25,024	1.6	22,471	1.7
Operating income	$87,926	14.9%	$64,509	12.5%	$215,442	13.5%	$167,097	12.0%
EBITDA	$101,259	17.3%	$75,049	14.5%	$251,007	15.8%	$198,344	14.3%
EMEA
Revenue	$193,340	100.0%	$149,574	100.0%	$498,856	100.0%	$374,823	100.0%
Costs and expenses:
Cost of services	93,798	48.5	64,499	43.1	232,698	46.6	169,204	45.1
Operating, administrative and other	61,211	31.7	55,861	37.4	173,023	34.7	160,852	42.9
Depreciation and amortization	3,247	1.7	2,543	1.7	11,564	2.3	7,357	2.0
Operating income	$35,084	18.1%	$26,671	17.8%	$81,571	16.4%	$37,410	10.0%
EBITDA	$38,701	20.0%	$28,891	19.3%	$93,897	18.8%	$44,139	11.8%
Asia Pacific
Revenue	$84,492	100.0%	$44,090	100.0%	$229,844	100.0%	$121,249	100.0%
Costs and expenses:
Cost of services	45,238	53.5	21,751	49.3	123,444	53.7	60,531	49.9
Operating, administrative and other	32,299	38.2	15,907	36.1	84,402	36.7	45,108	37.2
Depreciation and amortization	1,990	2.4	572	1.3	3,976	1.8	1,720	1.4
Operating income	$4,965	5.9%	$5,860	13.3%	$18,022	7.8%	$13,890	11.5%
EBITDA	$8,344	9.9%	$6,418	14.6%	$22,586	9.8%	$16,126	13.3%
Global Investment Management
Revenue	$41,370	100.0%	$33,869	100.0%	$98,779	100.0%	$70,898	100.0%
Costs and expenses:
Operating, administrative and other	29,965	72.4	34,563	102.0	85,999	87.1	74,553	105.2
Depreciation and amortization	512	1.3	462	1.4	1,513	1.5	1,305	1.8
Operating income (loss)	$10,893	26.3%	$(1,156)	(3.4)%	$11,267	11.4%	$(4,960)	(7.0)%
EBITDA	$15,168	36.7%	$819	2.4%	$25,633	25.9%	$9,329	13.2%

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

Net interest expense and loss on extinguishment of debt have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Americas
Net income	$54,840	$37,428	$112,498	$88,560
Add:
Depreciation and amortization	9,143	8,088	25,024	22,471
Interest expense	5,407	11,459	28,873	34,131
Loss on extinguishment of debt	—	624	22,255	7,386
Provision for income taxes	32,462	19,355	68,553	50,796
Less:
Interest income	593	1,905	6,196	5,000
EBITDA	$101,259	$75,049	$251,007	$198,344
EMEA
Net income	$26,043	$17,130	$57,555	$22,141
Add:
Depreciation and amortization	3,247	2,543	11,564	7,357
Interest expense	762	2,377	1,621	3,605
Provision for income taxes	8,839	7,169	24,053	13,597
Less:
Interest income	190	328	896	2,561
EBITDA	$38,701	$28,891	$93,897	$44,139
Asia Pacific
Net income	$3,241	$3,324	$8,942	$8,671
Add:
Depreciation and amortization	1,990	572	3,976	1,720
Interest expense	775	703	2,486	2,146
Provision for income taxes	2,411	1,855	7,346	3,723
Less:
Interest income	73	36	164	134
EBITDA	$8,344	$6,418	$22,586	$16,126
Global Investment Management
Net income (loss)	$8,185	$(946)	$14,478	$2,557
Add:
Depreciation and amortization	512	462	1,513	1,305
Interest expense	524	1,255	1,775	2,884
Provision for income taxes	6,093	146	8,179	2,758
Less:
Interest income	146	98	312	175
EBITDA	$15,168	$819	$25,633	$9,329

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Americas

Revenue increased by $68.0 million, or 13.2%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This largely organic revenue increase was primarily driven by a continued improved leasing trend as well as higher mortgage brokerage, appraisal/valuation and property and facilities management fees, partially offset by a pullback in investment sales activity. Foreign currency translation had a $2.6 million positive impact on total revenue during the three months ended September 30, 2006.

Cost of services increased by $23.3 million, or 7.9%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $1.1 million negative impact on cost of services during the three months ended September 30, 2006. Cost of services as a percentage of revenue decreased from 57.0% for the three months ended September 30, 2005 to 54.4% for the three months ended September 30, 2006, primarily due to our mix of revenue, with a higher composition of revenue being non-commissionable.

Operating, administrative and other expenses increased $20.3 million, or 13.6%, mainly driven by higher payroll-related costs, including bonuses, as well as increased marketing costs, all of which primarily resulted from supporting our growing revenues. Foreign currency translation had a $1.4 million negative impact on total operating expenses during the three months ended September 30, 2006.

EMEA

Revenue increased by $43.8 million, or 29.3%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Organic revenue growth accounted for just under half of this increase, with the remainder resulting from in-fill acquisitions completed in 2005 and 2006. The organic revenue increase was mainly driven by higher transaction revenue, primarily in the United Kingdom, Ireland and Spain as well as increased appraisal/valuation revenue, particularly in the United Kingdom. The increase related to in-fill acquisitions was primarily driven by our acquisitions in the United Kingdom of Dalgleish & Company during the latter half of 2005 and Holley Blake early in the third quarter of 2006. Foreign currency translation had an $8.9 million positive impact on total revenue during the three months ended September 30, 2006.

Cost of services increased $29.3 million, or 45.4%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount. Foreign currency translation had a $4.3 million negative impact on cost of services during the three months ended September 30, 2006. Cost of services as a percentage of revenue increased to 48.5% for the three months ended September 30, 2006 in comparison to 43.1% for the three months ended September 30, 2005. The increase was primarily due to higher bonuses in the United Kingdom due to the improved results, increased headcount as well as the acquisition of CB Richard Ellis Gunne in Ireland, which we acquired on August 24, 2005.

Operating, administrative and other expenses increased by $5.4 million, or 9.6%, mainly due to higher payroll-related costs, including bonuses as well as increased marketing costs in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Foreign currency translation had a $2.7 million negative impact on total operating expenses during the three months ended September 30, 2006.

Asia Pacific

Revenue increased by $40.4 million, or 91.6%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Our acquisition of an additional stake in our

Japanese affiliate, IKOMA, in early January 2006, which took our equity interest in IKOMA to 51% and led to our consolidation of IKOMA’s results, accounted for slightly more than half of the revenue increase with the remainder primarily coming from organic growth in Australia and Singapore. Foreign currency translation had a $0.9 million negative impact on total revenue during the three months ended September 30, 2006.

Cost of services increased by $23.5 million, or 108.0%, mainly due to higher commissions and additional headcount, both of which were largely attributable to our consolidation of IKOMA as well as increased activity in Australia. Cost of services as a percentage of revenue increased from 49.3% for the three months ended September 30, 2005 to 53.5% for the three months ended September 30, 2006, primarily driven by a higher transaction commission rate at IKOMA, which we expect to improve upon full integration. Foreign currency translation had a $0.6 million positive impact on cost of services for the three months ended September 30, 2006.

Operating, administrative and other expenses increased by $16.4 million, or 103.0%, primarily due to an increase in payroll-related costs, including bonuses, as well as higher occupancy costs, which largely resulted from our consolidation of IKOMA as well as other smaller in-fill acquisitions made in Australia. Foreign currency translation had a $0.4 million positive impact on total operating expenses during the three months ended September 30, 2006.

Global Investment Management

Revenue increased by $7.5 million, or 22.1%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was mainly due to carried interest revenue earned in the United States as a result of the liquidation of a fund as well as higher core asset management fees earned in the United Kingdom. These increases were partially offset by incentive fees earned in France in the prior year. Foreign currency translation had a $0.7 million positive impact on total revenues during the three months ended September 30, 2006.

Operating, administrative and other expenses decreased by $4.6 million, or 13.3%, primarily driven by lower carried interest incentive compensation expense recognized for dedicated executives and team leaders with participation interests in certain real estate investments under management. Foreign currency translation had a $0.5 million negative impact on total operating expenses during the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Americas

Revenue increased by $205.1 million, or 14.8%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This largely organic revenue increase was primarily driven by improved leasing activity, an increase in investment sales activity as well as higher appraisal/valuation and property and facilities management fees. Foreign currency translation had a $7.4 million positive impact on total revenue during the nine months ended September 30, 2006.

Cost of services increased by $95.8 million, or 12.6%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $3.1 million negative impact on cost of services during the nine months ended September 30, 2006. Cost of services as a percentage of revenue decreased from 54.6% for the nine months ended September 30, 2005 to 53.6% for the nine months ended September 30, 2006, primarily attributable to our mix of revenue with a higher composition of revenue being non-commissionable.

Operating, administrative and other expenses increased $58.3 million, or 13.2%, mainly driven by higher payroll-related costs including bonuses, as well as higher marketing costs, all of which primarily resulted from supporting our growing revenues. Foreign currency translation had a $4.0 million negative impact on total operating expenses during the nine months ended September 30, 2006.

EMEA

Revenue increased by $124.0 million, or 33.1%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Organic revenue growth accounted for slightly more than half of this increase, with the remainder resulting from in-fill acquisitions completed in 2005 and in 2006. The organic revenue increase was primarily driven by higher transaction revenue, particularly in the United Kingdom, France and Germany, as well as increased appraisal/valuation revenue throughout the region. The overall increase related to in-fill acquisitions was primarily driven by our acquisition of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom during the latter half of 2005 as well as our acquisition of Holley Blake in the United Kingdom early in the third quarter of 2006. Foreign currency translation had a $6.4 million negative impact on total revenue during the nine months ended September 30, 2006.

Cost of services increased $63.5 million, or 37.5%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount. Foreign currency translation had a $3.0 million positive impact on cost of services during the nine months ended September 30, 2006. Cost of services as a percentage of revenue increased from 45.1% for the nine months ended September 30, 2005 to 46.6% for the nine months ended September 30, 2006, primarily driven by our acquisition of CB Richard Ellis Gunne in Ireland.

Operating, administrative and other expenses increased by $12.2 million, or 7.6%, mainly due to higher payroll-related costs, including bonuses, as well as increased marketing costs in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Foreign currency translation had a $3.5 million positive impact on total operating expenses during the nine months ended September 30, 2006.

Asia Pacific

Revenue increased by $108.6 million, or 89.6%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Approximately two-thirds of the increase was due to acquisitions, primarily driven by our acquisition of an additional stake in our Japanese affiliate, IKOMA, in early January 2006, which took our equity interest in IKOMA to 51% and led to our consolidation of IKOMA’s results, with the remainder attributable to organic growth. The organic revenue increase was primarily driven by higher transaction revenue in Australia. Foreign currency translation had a $7.8 million negative impact on total revenue during the nine months ended September 30, 2006.

Cost of services increased by $62.9 million, or 103.9%, mainly due to higher commissions and additional headcount, both of which were primarily attributable to our consolidation of IKOMA as well as increased activity in Australia. Cost of services as a percentage of revenue increased from 49.9% for the nine months ended September 30, 2005 to 53.7% for the nine months ended September 30, 2006, primarily driven by a higher transaction commission rate at IKOMA, which we expect to improve upon full integration. Foreign currency translation had a $4.8 million positive impact on cost of services for the nine months ended September 30, 2006.

Operating, administrative and other expenses increased by $39.3 million, or 87.1%, primarily due to an increase in payroll-related costs, including bonuses, as well as higher occupancy and marketing costs, which largely resulted from our consolidation of IKOMA as well as improved results in Australia. Foreign currency translation had a $2.9 million positive impact on total operating expenses during the nine months ended September 30, 2006.

Global Investment Management

Revenue increased by $27.9 million, or 39.3%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase was mainly driven by carried interest revenue and higher core asset management fees earned in the United States as well as higher performance and core asset management fees earned in the United Kingdom. Foreign currency translation had a $1.8 million negative impact on total revenues during the nine months ended September 30, 2006.

Operating, administrative and other expenses increased by $11.4 million, or 15.4%, primarily due to an increase in carried interest incentive compensation expense of $2.5 million recognized for dedicated executives and team leaders with participation interests in certain real estate investments under management, as well as higher bonus expense resulting from improved results. During the nine months ended September 30, 2006, we recorded a total of $22.8 million of incentive compensation expense related to carried interest revenue, a small part of which pertained to revenue recognized during this period with the remainder (approximately $20.7 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $20.8 million additional incentive compensation expense accrued during the nine months ended September 30, 2006. Foreign currency translation had a $0.4 million positive impact on total operating expenses during the nine months ended September 30, 2006.

Liquidity and Capital Resources

On October 30, 2006, we together with A-2 Acquisition Corp., our wholly-owned subsidiary (Merger Sub), and Trammell Crow Company (Trammell Crow) entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Trammell Crow, and Trammell Crow will continue as the surviving corporation and become our wholly-owned subsidiary (the Merger). At the time the Merger becomes effective, each outstanding share of common stock of Trammell Crow (other than cancelled shares, dissenting shares and shares held by our subsidiaries or subsidiaries of Trammell Crow) will be converted into the right to receive $49.51 in cash, without interest, less applicable withholding taxes.

In connection with the Merger Agreement, certain stockholders of Trammell Crow entered into voting agreements with us, pursuant to which such stockholders agreed to vote their shares in favor of the approval and adoption of the Merger Agreement and the approval of the Merger.

In connection with the execution of the Merger Agreement and to facilitate the Merger, we sought and received a Commitment Letter, dated as of October 30, 2006, from Credit Suisse and Credit Suisse Securities (USA) LLC, providing for senior secured term loan facilities (the Term Facilities) for an aggregate principal amount of up to $2.2 billion, allocated between a five-year $1.2 billion tranche A term loan facility and a 7-year $1.0 billion tranche B term loan facility. In addition, we will seek to amend our existing Credit Agreement to, among other things, allow the consummation of the Merger and the incurrence of the Term Facilities. If this proposed amendment is not obtained, the Commitment Letter provides for replacement revolving credit facilities in an aggregate principal amount of $600.0 million substantially on the same terms provided for in the existing Credit Agreement (collectively with the Term Facilities, the Credit Facilities). The Credit Facilities will contain customary representations, warranties and covenants, and the closing of the Credit Facilities will be subject to the satisfaction of customary closing conditions.

Pursuant to the terms of the Merger Agreement, on November 3, 2006 we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of our outstanding 9 3/4% senior notes due May 15, 2010. The closing of the tender offer will be conditioned on a majority of the principal amounts of the notes being tendered in order to effect the requested amendments to the indenture, and allowing for the Merger, but will not be conditioned on consummation of the Merger. Details with respect to the tender offer and consent solicitation will be set forth in the tender offer documents.

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2006 is approximately $44.6 million of anticipated net capital expenditures, including $4.0 million associated with recent in-fill acquisitions. During the nine months ended September 30, 2006, we funded approximately $31.3 million of these net capital expenditures. The capital expenditures for 2006 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

During 2001 and 2003, we required substantial amounts of new equity and debt financing to fund our acquisitions of CB Richard Ellis Services and Insignia. Additionally, as previously mentioned, we will require a substantial amount of new debt financing to fund our acquisition of Trammell Crow. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary transactions, our management anticipates that our cash flow from operations and revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next twelve months.

As evidenced above, from time to time, we consider potential strategic acquisitions. Our management believes that any future significant acquisitions that we make most likely would require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that our management believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms in the future if we decide to make any further material acquisitions.

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all.

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

   Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $86.4 million for the nine months ended September 30, 2006, a decrease of $50.4 million as compared to the nine months ended September 30, 2005. The decrease in net cash provided by operating activities was primarily due to higher tax and bonus payments in the current year, both of which mainly resulted from the improved operating performance experienced in 2005 versus 2004, as well as the accelerated timing of payments to vendors in the current year. Additionally contributing to the decrease were higher deposits in the United Kingdom, primarily made to replace a letter of credit requirement related to one of our leases, as well as an increase in prepaid compensation in the current year. Lastly, the new presentation of incremental tax benefits resulting from stock options exercised as financing inflows in the current year as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R versus operating inflows in the prior year also contributed to the increase. These increases in cash used in operating activities were partially offset by the improved operating performance experienced during the nine months ended September 30, 2006 in comparison to the nine months ended September 30, 2005 as well as deferred revenue recognized relative to a fund in our Global Investment Management segment.

Investing Activities

Net cash used in investing activities totaled $135.9 million for the nine months ended September 30, 2006, representing an increase of $46.0 million as compared to the nine months ended September 30, 2005. The increase was primarily due to the use of cash for in-fill acquisitions as well as higher capital expenditures in the current year. These increases were partially offset by the purchases of properties held for sale less proceeds received from the sale of one such property during the nine months ended September 30, 2005.

Financing Activities

Net cash used in financing activities totaled $266.1 million for the nine months ended September 30, 2006 as compared to $17.3 million for the nine months ended September 30, 2005. The increase in net cash used in financing activities was primarily driven by the repayment of the remaining outstanding balance of our 11 1/4% senior subordinated notes as well as the replacement of our senior secured term loan with a new revolving credit facility during the current year.

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

Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On June 26, 2006, we entered into a $600.0 million multi-currency senior secured revolving credit facility (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, which fully replaced our prior credit agreement. In connection with the replacement of our prior credit facility, we wrote off $8.2 million of unamortized deferred financing fees during the nine months ended September 30, 2006.

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

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2006, we had $139.8 million of revolving credit facility principal outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2006, letters of credit totaling $1.5 million were outstanding, which letters of credit primarily relate to our subsidiaries’ outstanding indebtedness as well as operating leases and reduce the amount we may borrow under the revolving credit facility.

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

In connection with the execution of the Merger Agreement and to facilitate the Merger, we sought and received a Commitment Letter dated as of October 30, 2006, from Credit Suisse and Credit Suisse Securities (USA) LLC, providing for Term Facilities for an aggregate principal amount of up to $2.2 billion allocated between a five-year $1.2 billion tranche A term loan facility and a seven-year $1.0 billion tranche B term loan facility. In addition, we will seek to amend our existing Credit Agreement to, among other things, allow the consummation of the Merger and incurrence of the Term Facilities. If this proposed amendment is not obtained, the Commitment Letter provides for replacement revolving credit facilities in aggregate principal amount of $600.0 million, substantially on the same terms provided in the existing Credit Agreement.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. As previously mentioned, pursuant to the terms of the Merger Agreement, on November 3, 2006, we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of the outstanding 9 3/4% senior notes. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $130.0 million as of both September 30, 2006 and December 31, 2005.

In June 2001, in order to partially finance our acquisition of CB Richard Ellis Services, Blum CB Corp. issued $229.0 million in aggregate principal amount of 11 1/4% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CB Richard Ellis Services assumed all obligations with respect to the 11 1/4% senior subordinated notes in connection with the merger of Blum CB Corp. with and into CB Richard Ellis Services on July 20, 2001. The 11 1/4% senior subordinated notes were unsecured senior subordinated obligations of CB Richard Ellis Services and were jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11 1/4% senior subordinated notes required semi-annual payments of interest in arrears on June 15 and December 15 and were redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. During the year ended December 31, 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. During the year ended December 31, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid an aggregate of $5.9 million of premiums and wrote off $1.5 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. As permitted by the indenture governing these notes, on June 15, 2006, we redeemed the remaining $164.7 million in aggregate principal amount of our outstanding 11 1/4% senior subordinated notes at 105.625% of par. In connection with this early redemption, we paid a $9.3 million premium and wrote off $4.8 million of unamortized deferred financing costs and unamortized discount. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.0 million as of December 31, 2005.

Our Credit Agreement and the indenture governing our 9 3/4% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and certain fixed charges and a maximum leverage and senior secured leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our 9 3/4% senior notes. On April 4, 2006, Moody’s Investor Service upgraded its rating of our 9 3/4% senior notes from Ba3 to Ba1 and stated its rating outlook was stable. On May 1, 2006, Standard & Poor’s Rating Service raised our credit rating from BB- to BB+ on our 9 3/4% senior notes and stated its ratings outlook was stable. On October 31, 2006, Moody’s Investor Service affirmed our senior debt ratings with a stable outlook following the announcement of the Merger, while Standard & Poor’s placed our credit ratings on Credit Watch with negative implications pending a full assessment of the Merger before determining a final ratings outcome. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

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

Effective July 1, 2006, CBRE Melody entered into a $200.0 million multifamily mortgage loan repurchase agreement, or Repo Agreement, with WaMu. The Repo Agreement replaced the warehouse line of credit with WaMu, which expired on July 1, 2006. The Repo Agreement continues indefinitely unless or until thirty days written notice is delivered, prior to the termination date, by either CBRE Melody or WaMu. Under the Repo Agreement, CBRE Melody will originate multifamily loans and sell such loans to one or more investors, including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu has agreed to purchase certain qualifying mortgage loans after such loans have been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody’s obligation to repurchase the mortgage loan.

On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expires on November 14, 2006. We expect that prior to November 14, 2006, CBRE Melody will be able to reach a satisfactory amendment to extend the term of the agreement with JP Morgan for one year.

During the nine months ended September 30, 2006, we had a maximum of $399.8 million of warehouse lines of credit principal outstanding. As of September 30, 2006 and December 31, 2005, we had $92.9 million and $256.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $92.9 million and $256.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2006 and December 31, 2005, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan, for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. All outstanding principal on this note and all accrued interest unpaid shall be finally due and payable on demand, or if no demand is made, then on or before July 31, 2007. As of September 30, 2006, there were no amounts outstanding under this revolving credit note.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement plus twelve basis points. This interest rate is now equal to the interest rate in effect with amounts outstanding under our Credit Agreement plus twelve basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million and $11.6 million as of September 30, 2006 and December 31, 2005, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2006 and December 31, 2005, $3.2 million and $4.6 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

In January 2006, we acquired an additional stake in our Japanese affiliate, IKOMA, which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of September 30, 2006, IKOMA had $6.8 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of September 30, 2006, and December 31, 2005, there were no amounts outstanding under this facility.

   Deferred Compensation Plan Obligations

We currently have two deferred compensation plans, one of which has been frozen and is no longer accepting deferrals, which we refer to as the Old DCP, and one of which became effective on August 1, 2004 and began accepting deferrals on August 13, 2004, which we refer to as the New DCP. Because a substantial majority of the deferrals under both the Old DCP and the New DCP have a distribution date based upon the end of the relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment sooner than we expect. The deferred compensation liability in the accompanying consolidated balance sheets was $207.4 million and $188.9 million at September 30, 2006 and December 31, 2005, respectively.

   Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $44.8 million and $41.2 million at September 30, 2006 and December 31, 2005, respectively. We expect to contribute a total of $7.6 million to fund our pension plan for the year ending December 31, 2006, of which $5.8 million was funded as of September 30, 2006.

   Other Obligations and Commitments

We had an outstanding letter of credit totaling $0.4 million as of September 30, 2006, excluding letters of credit related to our subsidiaries’ outstanding indebtedness and operating leases. The $0.4 million outstanding letter of credit is a Fannie Mae letter of credit executed by CBRE Melody and expires on December 10, 2006. However, we are required to renew this letter of credit until our obligation to cover our portion of certain potential credit losses is satisfied.

We had guarantees totaling $3.0 million as of September 30, 2006, which include various guarantees of management contracts in our operations overseas as well as a guarantee to Fannie Mae for $0.4 million. The guarantee obligation related to the agreement with Fannie Mae will expire in December 2007. The other guarantees will expire at the end of each of the respective management agreements.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2006, we had committed $69.3 million to fund future co-investments, of which $14.4 million is expected to be funded during 2006. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

Derivatives and Hedging Activities

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward and option contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We do not engage in any speculative activities with respect to foreign currency. On April 17, 2006, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $23.9 million, which expire on various dates through December 29, 2006. On April 19, 2006, we entered into two option agreements to purchase an aggregate notional amount of 44.0 million British pounds sterling and 46.0 million euros, both of which expire on December 27, 2006. On August 21, 2006, we entered into an option agreement to sell a notional amount of 44.0 million British pounds sterling to offset the option purchased on April 19, 2006 and entered into a foreign currency exchange forward contract with a notional amount of 44.0 million British pounds sterling, which expires on December 29, 2006. There was no significant net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward and option contracts for the three and nine months ended September 30, 2006.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position for the three and nine months ended September 30, 2006 resulting from these derivative contracts was not significant.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” or SFAS No. 158. SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we will adopt the provisions of SFAS No. 158 related to the recognition of the funded status of our plans in our fiscal year ended December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact that the adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB No. 108. SAB No. 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. We do not anticipate any impact on the preparation of our year-end 2006 financial statements from adopting the guidance of SAB No. 108.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•       our ability to close the acquisition of Trammell Crow;

•       integration issues arising out of the acquisition of Trammell Crow and other companies we may acquire;

•       costs relating to the acquisition of Trammell Crow and other businesses we may acquire;

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

•       our leverage and debt service obligations and ability to incur additional indebtedness, other than in connection with the financing transactions entered into in connection with our acquisition of Trammell Crow;

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

During the nine months ended September 30, 2006, approximately 36.1% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We do not engage in any speculative activities with respect to foreign currency. On April 17, 2006, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $23.9 million, which expire on various dates through December 29, 2006. On April 19, 2006, we entered into two option agreements to purchase an aggregate notional amount of 44.0 million British pounds sterling and 46.0 million euros, both of which expire on December 27, 2006. On August 21, 2006, we entered into an option agreement to sell a notional amount of 44.0 million British pounds sterling to offset the option purchased on April 19, 2006 and we entered into a foreign currency exchange forward contract with a notional amount of 44.0 million British pounds sterling, which expires on December 29, 2006. There was no significant net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward contracts and option contracts for the three and nine months ended September 30, 2006.

On June 15, 2006, we redeemed the remaining $164.7 million in aggregate principal amount of our outstanding 11¼% senior subordinated notes. In connection with this early redemption, we paid a premium of $9.3 million and wrote off $4.8 million of unamortized deferred financing costs and unamortized discount. Additionally, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. In connection with the replacement of our prior credit facility, we wrote off $8.2 million of unamortized deferred financing fees. The redemption of the remaining outstanding balance of our 11¼% senior subordinated notes combined with the replacement of our prior credit agreement on more favorable terms will result in interest savings of approximately $12.5 million in 2006.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 65 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt at September 30, 2006, the net impact would be a decrease of $1.2 million on income before provision for income taxes and cash provided by operating activities for the nine months ended September 30, 2006.

Based on dealers’ quotes at September 30, 2006, the estimated fair value of our 9¾% senior notes was $138.8 million. Estimated fair values for the remaining long-term debt instruments are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at September 30, 2006.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 2, 2005)

10.1(g)

Amendment No. 1, dated September 6, 2006, to the Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 12, 2006)

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

CB RICHARD ELLIS GROUP, INC.
Date: November 9, 2006	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)
Date: November 9, 2006	/s/ GIL BOROK
Gil Borok
Global Controller (principal accounting officer)