Form 10-K
period 2006-12-31
CB RICHARD ELLIS GROUP INC
filed 2007-03-01
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $5.6 billion based upon the last sales price on June 30, 2006 on the New York Stock Exchange of $24.90 for the registrant’s Class A Common Stock.

As of February 15, 2007, the number of shares of Class A Common Stock outstanding was 227,794,686.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2007 Annual Meeting of Stockholders to be held June 1, 2007 are incorporated by reference in Part III of this Form 10-K Report.

CB RICHARD ELLIS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Item 1. Business

Company Overview

CB Richard Ellis Group, Inc. (which may be referred to in this Form 10-K as “we”, “us” and “our”) is the world’s largest commercial real estate services firm, based on 2006 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2006, excluding affiliate and partner offices, we operated in more than 300 offices worldwide with approximately 24,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and providing development services under the “Trammell Crow” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, commercial property and corporate facilities management, valuation, proprietary research and real estate investment management. In 2006, we became the first commercial real estate services company included in the S&P 500 and were the only such company included in the Fortune 1000 list of the largest publicly-held U.S. companies.

During the year ended December 31, 2006, we generated revenue from a well-balanced, highly diversified base of clients that includes approximately 85 of the Fortune 100 companies. Many of our clients are consolidating their commercial real estate-related needs with fewer providers and, as a result, awarding their business to those providers that have a strong presence in important markets and the ability to provide a complete range of services worldwide. As a result of this trend and our ability to deliver comprehensive integrated solutions for our clients’ needs across a wide range of markets, we believe we are well positioned to capture a growing percentage of our clients’ commercial real estate services needs.

CB Richard Ellis History

CB Richard Ellis marked its 100th year of continuous operations in 2006, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. That company grew to become one of the largest commercial real estate services firms in the western United States during the 1940s. In the 1960s and 70s, the company expanded both its service portfolio and geographic coverage to become a full-service provider with a growing presence throughout the United States.

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

In July 2003, our global position was further solidified as our wholly owned subsidiary CB Richard Ellis Services and Insignia Financial Group, Inc. were brought together to form a premier, worldwide, full-service real estate services company. As a result of the Insignia acquisition, we operate globally under the “CB Richard Ellis” brand name, which we believe is a well-recognized brand in virtually all of the world’s key business centers. In order to enhance our financing flexibility and to provide liquidity for some of our stockholders, in June 2004, we completed the initial public offering of our common stock. On December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders.

In 2005 and 2006, we continued to expand our global footprint through the acquisition of regional and specialty-niche firms that are leaders in their local markets or in their areas of concentration. These included regional firms with which we had previous affiliate and/or partnership relationships. In December 2006, we completed the acquisition of Trammell Crow Company, which was our largest acquisition to date and marked a significant milestone in our 100 year history. Our acquisition of Trammell Crow Company, based in Dallas, deepens our offering of outsourcing services for corporate and institutional clients, especially project and facilities management, strengthens our ability to provide integrated account management solutions across geographies, and establishes people, resources and expertise to offer real estate development services throughout the United States.

Our Corporate Structure

CB Richard Ellis Group, Inc. is a holding company that conducts all of its operations through its indirect subsidiaries. CB Richard Ellis Services, Inc., our direct wholly owned subsidiary, is also generally a holding company and is the primary obligor or issuer with respect to most of our long-term indebtedness, including our senior secured term loan facilities obtained to finance the acquisition of Trammell Crow Company.

In our Americas segment, most of our advisory services and outsourcing services operations are conducted through our indirect wholly owned subsidiaries CB Richard Ellis, Inc., CB Richard Ellis Real Estate Services, LLC, which we acquired in connection with the Insignia acquisition and was formerly known as Insignia/ESG, Inc. and CBRE Real Estate Services, Inc., which we acquired in connection with the Trammell Crow Company acquisition and formerly was known as Trammell Crow Services, Inc. Our mortgage loan origination and servicing operations are conducted exclusively through our indirect wholly owned subsidiary CBRE Melody and its subsidiaries. Our operations in Canada are primarily conducted through our indirect wholly owned subsidiary CB Richard Ellis Limited.

In our Europe, Middle East and Africa, or EMEA, segment, operations are conducted through a number of indirect wholly owned subsidiaries. The most significant of such subsidiaries include CB Richard Ellis Ltd. (the United Kingdom), CB Richard Ellis Holding SAS (France), CB Richard Ellis GmbH (Germany), CB Richard Ellis SA (Spain), CB Richard Ellis, B.V. (the Netherlands) and CB Richard Ellis (Ireland).

In our Asia Pacific segment, operations are primarily conducted through a number of indirect wholly owned subsidiaries, including CB Richard Ellis Pty Ltd. (Australia), CB Richard Ellis (Agency) Ltd. (New Zealand), CB Richard Ellis Ltd. (Hong Kong) and CB Richard Ellis Pte Ltd. (Singapore) as well as a majority ownership in CB Richard Ellis KK (Japan).

Operations in our Global Investment Management segment are conducted through our indirect wholly owned subsidiary CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors.

Operations in our Development Services segment are conducted through our indirect wholly owned subsidiary Trammell Crow Company and certain of its subsidiaries.

Industry Overview

Our business covers all aspects of the commercial real estate services industry, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, property, facilities and project management, consulting, valuation and appraisal services, proprietary research and real estate investment management.

We review on a quarterly basis various internally-generated statistics and estimates regarding both office and industrial space within the U.S. commercial real estate services industry, including the total available “stock” of rentable space and the average rent per square foot of space. Our management believes that changes in the addressable commercial rental market represented by the product of available stock and rent per square foot provide a reliable estimate of changes in the overall commercial real estate services industry because nearly all segments within the industry are affected by changes in these two measurements. We estimate that the product of available stock and rent per square foot grew at a compound annual growth rate of approximately 4.3% from 1996 through 2006.

We believe the current key drivers of revenue growth for the largest commercial real estate services companies are primarily: (1) improved leasing fundamentals, (2) the continued outsourcing of commercial real estate services, (3) the consolidation of clients’ activities with fewer providers and (4) the increasing institutional ownership of commercial real estate.

Improved Leasing Fundamentals

Fueled by global economic expansion, leasing markets around the world are in the midst of a strong recovery. With occupier demand for real estate increasing and commercial construction remaining historically low, many major markets have seen strong positive absorption and diminished vacancy rates. In turn, this has caused rental rates to improve materially.

Outsourcing

Motivated by reduced costs, lower overhead, improved execution across markets, increased operational efficiency and a desire to focus on their core competencies, property owners and occupiers have increasingly contracted out for their commercial real estate services, including the following:

•	Transaction management—oversight of purchase and sale of properties, execution of lease transactions, renewal of leases, expansion and relocation of offices and disposition of surplus space;

•

Facilities management—oversight of all the operations associated with the functioning of occupied real estate, whether owned or leased, including engineering services, janitorial services, security services, landscaping and capital improvements and directing and monitoring of various subcontractors;

•

Project management—oversight of the design and construction of interior space (as distinct from building design and construction) for space users and occupiers, including assembling and coordinating contract teams, and creating and managing budgets;

•

Portfolio management—analysis of all real estate leases of a client to ensure that it is in compliance with all terms and maintenance of reports on all lease data, including critical dates such as renewal options, expansion options and termination options, performance of required services and proper charging or payment of costs;

•	Construction management—space planning and tenant build-out coordination for investor clients;

•	Property management—oversight of the daily operation of a single property or portfolio of properties, including tenant service/relations and bidding, awarding and administering subcontracts for

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

Consolidation

We believe that major property owners and corporate users are motivated to consolidate their service provider relationships on a regional, national and global basis to obtain more consistent execution across markets to achieve economies of scale and to benefit from streamlined management oversight and the efficiency of single point of contact service delivery. As a result, we believe large owners and occupiers are awarding an increasing share of this business to larger real estate services providers, particularly those that provide a full suite of services across geographical boundaries.

Institutional Ownership of Commercial Real Estate

Institutional owners, such as real estate investment trusts, or REITs, pension funds, foreign institutions and other financial entities, increasingly are acquiring more real estate assets and financing them in the capital markets. Many institutional investors are allocating a higher percentage of their capital to real estate. Particularly with borrowing costs low, investors believe they can generate higher current-cash yields with real estate investments than with alternative investments. Gradually improving leasing market fundamentals (i.e., higher occupancy, increased rents) also offer these investors the potential for rising future cash-flow. Total U.S. real estate assets held by institutional owners increased to $606 billion in 2006 from $254 billion in 1996. REITs were the main drivers of this growth during this period, with a portfolio increase of approximately 461%. Foreign institutions more than doubled their U.S. real estate holdings over this period, while pension funds increased their holdings by 47%. We believe it is likely that many of these owners will outsource management of their portfolios and consolidate their use of real estate services vendors.

Our Regions of Operation and Principal Services

We report our results of operations through five segments: (1) the Americas, (2) Europe, Middle East and Africa, or EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 24 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is also set forth in Note 24 of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Unless otherwise indicated, all statistical information that follows in this section excludes Trammell Crow Company.

The Americas

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest metropolitan regions in Canada, Mexico and other selected parts of Latin America through both wholly owned operations as well as affiliated offices. Our Americas segment accounted for 62.2% of our 2006 revenue, 68.0% of our 2005 revenue and 69.6% of our 2004 revenue. Within our Americas segment, we organize our services into the following business areas:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 50.5% of our 2006 consolidated revenue (includes activity of Trammell Crow Company from December 20, 2006 through December 31, 2006), 54.7% of our 2005 consolidated revenue and 54.0% of our 2004 consolidated revenue.

Within advisory services, our major service lines are the following:

•

Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. These businesses are built upon strong client relationships that frequently lead to recurring revenue opportunities over many years. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as advisors as well as transaction executors. During 2006, we advised on over 25,000 lease transactions involving aggregate rents of approximately $38.7 billion and over 6,200 real estate sales transactions with an aggregate value of approximately $73.9 billion. During 2005, we advised on nearly 25,000 lease transactions involving aggregate rents of approximately $29.9 billion and nearly 6,200 real estate sales transactions with an aggregate value of approximately $66.8 billion. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Dallas (including Trammell Crow Company), Houston, Miami, Los Angeles, New York, Philadelphia, San Francisco and Washington, D.C.

Our real estate services professionals are compensated primarily through commission-based programs, which are payable upon completion of an assignment. Therefore, as compensation is our largest expense, this cost structure gives us flexibility to mitigate the negative effect on our operating margins during difficult market conditions. Due to the low barriers to entry and significant competition for quality employees, we strive to retain top professionals through an attractive compensation program tied to productivity. We also invest in greater support resources than most other firms. For example, we believe our professional development and training programs are the most extensive in the industry. In addition, we invest heavily in gathering market information, technology, branding and marketing. We also foster an entrepreneurial culture that emphasizes client service and rewards performance.

We further strengthen our relationships with our real estate services clients by offering proprietary research to clients through our Torto Wheaton Research unit, a leading provider of commercial real estate market information, forecasting and consulting services. Torto Wheaton Research provides data and analysis to its clients in various formats, including TWR Outlook reports for the office, industrial, hotel, retail and multi-housing sectors covering more than 50 U.S. metropolitan areas and the TWR Select office and industrial database covering over 276,000 commercial properties.

•

Capital Markets. In 2005, we combined our investment sales and debt/equity financing professionals into one fully integrated global service offering called Capital Markets. The move formalized our collaboration between the investment sales professionals and debt/equity financing experts that has grown as investors have sought comprehensive capital markets solutions, rather than separate sales and financing transactions. During 2006, we concluded more than $75.1 billion of capital markets transactions in the Americas, including $54.4 billion of investment sales transactions and $20.7 billion of mortgage loan originations.

Our Investment Properties business is the largest investment sales property advisor in the U.S., with a market share of 16.4% in 2006. Our U.S. investment sales activity grew by approximately 6% during 2006 versus an increase of approximately 5% for the U.S. market as a whole. CBRE Melody, our wholly owned subsidiary, originates and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. CBRE Melody’s $20.7 billion mortgage loan origination volume in 2006 represents an increase of 16% from 2005. Approximately $1.6 billion of loans were originated for federal government sponsored entities, most of which were financed through revolving credit lines dedicated exclusively for this purpose. Loans financed through the revolving credit lines generally occur with principal risk that is substantially mitigated because CBRE Melody obtains a contractual purchase commitment from the government sponsored entity before it actually originates the loan. In 2006, GEMSA Loan Services, a joint venture between CBRE Melody and GE Capital Real Estate, serviced approximately $94.1 billion of mortgage loans, $51.8 billion of which relate to the servicing rights of CBRE Melody.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to our clients, which we believe provides us with a competitive advantage over our rivals. We believe that our valuation business is one of the largest in the industry. During 2006, we completed approximately 25,000 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing is a long-term trend in commercial real estate, with corporations, institutions, public sector entities and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services primarily include two business lines that seek to capitalize on this trend: (1) asset services and (2) corporate services. Although our management agreements with our outsourcing clients generally may be terminated with notice ranging between 30 days to a year, we have developed long-term relationships with many of these clients and we continue to work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2006, we managed approximately 1.0 billion square feet (of which 474.8 million square feet is attributable to Trammell Crow Company) of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Despite the absolute growth in revenue generated from our outsourcing services business line from 2004 to 2006, revenue from this line as a percentage of total revenue generated by us for 2006 as compared to 2004 has declined, with revenue from outsourcing representing 16.1% of our 2006 consolidated revenue (includes activity of Trammell Crow Company from December 20, 2006, the date we acquired Trammell Crow Company, through December 31, 2006), 14.7% of our 2005 consolidated revenue and 17.4% of our 2004 consolidated revenue.

•

Asset Services. We provide property management, construction management, marketing, leasing, accounting and financial services on a contractual basis for income-producing office, industrial and retail properties owned by local, regional and institutional investors. We provide these services through an extensive network of real estate experts in major markets throughout the United States. These local office delivery teams are supported by a national accounts team whose function is to help ensure quality service and to maintain and expand relationships with large institutional clients, including buyers, sellers and landlords who need to lease, buy, sell and/or finance space. We believe our contractual relationships with these clients put us in an advantageous position to provide other services to them, including refinancing, disposition and appraisal. We typically receive monthly management fees for the asset services we provide based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management, or in certain cases, the greater of such percentage fee or a minimum agreed-upon fee. We also may be reimbursed for a portion of our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

•

Corporate Services. We provide a comprehensive suite of services, including transaction management, project management, strategic consulting, facilities management, portfolio management and other services to leading global corporations, health care institutions and public sector entities with large, geographically–diverse real estate portfolios. Project management services are typically provided on a portfolio-wide or programmatic basis. Corporate facilities under management include headquarters buildings, regional offices, administrative offices and manufacturing and distribution facilities. We identify best practices, implement technology solutions and leverage our resources to control clients’ facilities costs and enhance the workplace environment. We seek to enter into multi-year, multi-service outsourcing contracts with our clients, but also provide services on a one-off assignment or a short-term contract basis. We enter into long-term, contractual relationships with these organizations with the goal of ensuring that our clients’ real estate strategies support their overall business strategies. Revenues for project management include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues may also include reimbursement of payroll and related costs for personnel providing the services. Contracts for facilities management services are typically structured so we receive reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly fee, and in some cases, annual incentives if agreed-upon performance targets are satisfied.

Europe, Middle East and Africa (EMEA)

Our EMEA segment operates in 33 countries, with its largest operations located in the United Kingdom, France, Germany, Spain, Ireland and the Netherlands. Within EMEA, our services are organized along the same lines as in the Americas, including brokerage, investment properties, corporate services, valuation/appraisal services, asset management services and facilities management, among others. Our EMEA segment accounted for 23.2% of our 2006 revenue, 22.2% of our 2005 revenue and 20.8% of our 2004 revenue.

We are one of the leading commercial real estate services companies in the United Kingdom. We hold the leading market position in London in terms of 2006 leased square footage and provide a broad range of commercial property real estate services to investment, commercial and corporate clients located in London. We also have ten regional offices in Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Edinburgh, Southampton, Belfast and Glasgow. In France, we believe we are a market leader in Paris and we provide a complete range of services to the commercial property sector. Our German operations are located in Frankfurt, Munich, Berlin and Hamburg. In Spain, we provide full-service coverage through our offices in Madrid, Barcelona, Zaragoza, Valencia, Malaga, Marbella and Palma de Mallorca. Our business in Ireland is based in Dublin and our operations in the Netherlands are located in Amsterdam, Hoofddorp and the Hague. In 2006, we established a wholly owned operation in Russia through the acquisition of Noble Gibbons, our affiliate based in Moscow. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services in France and Spain.

We also have affiliated offices that provide commercial real estate services under our brand name in the Middle East and Africa, including offices in Abu Dhabi, Botswana, Dubai, Israel, Kenya, South Africa, Uganda and Zimbabwe. Our agreements with these independent offices include licenses to use the “CB Richard Ellis” name in the relevant territory in return for payments to us of annual royalty fees. In addition, these agreements also include business cross-referral arrangements between us and the affiliates.

Asia Pacific

Our Asia Pacific segment operates in 12 countries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in

China, Hong Kong, Singapore, South Korea and Japan. In addition, we have agreements with affiliated offices in India, the Philippines, Thailand, Indonesia and Vietnam that generate royalty fees and support cross-referral arrangements on terms similar to those with our affiliated offices in our EMEA segment, as described above. The Pacific region includes Australia and New Zealand, with principal offices located in Adelaide, Brisbane, Canberra, Melbourne, Sydney, Perth and Auckland. Our Asia Pacific segment accounted for 8.8% of our 2006 revenue, 5.8% of our 2005 revenue and 6.0% of our 2004 revenue.

Global Investment Management

Our indirect wholly owned subsidiary, CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors, provides investment management services to client/partners that include pension plans, investment funds and other organizations seeking to generate returns and diversification through investment in real estate. It sponsors funds and investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In higher yield strategies, CBRE Investors and its investment teams “co-invest” with its limited partners. Our Global Investment Management segment accounted for 5.7% of our 2006 revenue, 4.0% of our 2005 revenue and 3.6% of our 2004 revenue.

CBRE Investors is organized into two primary customer-focused groups according to investment strategy, which include the Managed Accounts Group (low risk) and Strategic Partners (higher yielding strategies). Operationally, a dedicated investment team with the requisite skill sets executes each investment strategy, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams share resources such as accounting, financial controls, information technology, investor services and research. CBRE Investors has an in-house team of research professionals who focus on investment strategy, underwriting and forecasting, based in part on research from our advisory services group.

CBRE Investors closed approximately $8.0 billion and $5.0 billion of new acquisitions in 2006 and 2005, respectively. It liquidated $3.0 billion and $2.3 billion of investments in 2006 and 2005, respectively. Assets under management have increased from $6.1 billion at December 31, 1998 to $28.6 billion at December 31, 2006, representing a 21.3% compound annual growth rate.

Development Services

Our indirect wholly owned subsidiary, Trammell Crow Company and certain of its subsidiaries, provides development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities, including student housing; and residential/mixed-use projects. Our Development Services segment accounted for less than 1.0% of our 2006 revenue, as it only included activity from the date we acquired Trammell Crow Company, or December 20, 2006, through December 31, 2006.

Trammell Crow Company acts as the manager of development projects, providing services that are vital in all stages of the process, including: (i) site identification, due diligence and acquisition; (ii) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) project finance advisory services; (v) coordination of project design and engineering; (vi) construction bidding and management and tenant finish coordination; and (vii) project close-out and tenant move coordination.

Trammell Crow Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment—either on an individual project basis or through a fund or program) or for its own account (100% ownership). Development activity in which Trammell Crow Company has an ownership interest is conducted through subsidiaries which are consolidated or unconsolidated for financial reporting purposes depending primarily on the extent and nature of our ownership interest.

Trammell Crow Company has established several commingled investment funds to facilitate its pursuit of opportunistic development and investment projects. In addition, it seeks to channel a large part of its development and investment activity into programs with certain strategic capital partners.

At December 31, 2006, Trammell Crow Company had $5.4 billion of development in process. Additionally, the inventory of pipeline deals (those projects we are pursuing which we believe have a greater than 50% chance of closing or where land has been acquired and the project construction start is more than twelve months out) was $3.0 billion at December 31, 2006.

Our Competitive Position

We believe we possess several competitive strengths that position us to capitalize on the positive trends in the commercial real estate services industry including: improved leasing fundamentals, increased outsourcing, consolidation of service providers and higher capital allocations to real estate on the part of institutional owners. Our strengths include the following:

•

Global Brand and Market Leading Positions. For 100 years, we have built CB Richard Ellis into one of the foremost brands in the industry. We are the world’s largest commercial real estate services provider, based on 2006 revenue, and one of only three commercial real estate services companies with a global footprint. As a result of our strong brand and global footprint, large corporations, institutional owners and users of real estate recognize us as a leading provider of world-class, comprehensive real estate services. Operating under the global CB Richard Ellis brand name, we are a leader in many of the local markets in which we operate, including New York, Los Angeles, Chicago and London.

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

•

Strong Client Relationships and Client-tailored Service. We have forged long-term relationships with many of our clients. During the year ended December 31, 2006, our clients included approximately 85 of the Fortune 100 companies. In order to better satisfy the needs of our largest clients and to capture cross-selling opportunities, we have organized several fully-integrated client coverage teams comprised of senior management, a global relationship manager and regional and product specialists. We believe that with respect to outsourcing services, our acquisition of Trammell Crow Company has significantly complemented our existing structure because of the people, resources and expertise that Trammell Crow Company has brought to our platform.

•

Attractive Business Model. Our business model features a diversified service offering and client base, recurring revenue streams, a variable cost structure, low capital requirements, strong cash flow generation and a strong senior management team and workforce.

•

Diversified Service Offering and Client Base. Our broad service offering, global footprint and extensive client relationships provide us with a diversified revenue base. For 2006, we estimate that corporations accounted for approximately 31% of our global revenue, insurance companies and banks accounted for approximately 19% of our revenue, pension funds and their advisors accounted for approximately 13% of our revenue, individuals and partnerships accounted for approximately 11% of our revenue, REITs accounted for approximately 6% of our revenue and other types of clients accounted for the remainder of our revenue.

•

Recurring Revenue Streams. Our years of strong local market presence have allowed us to develop significant repeat business from existing clients, which we estimate accounted for approximately 67% of our 2006 revenue. This includes referrals associated with our contractual, annual fee-for-services businesses, which generally involve facilities management, property management and mortgage loan servicing, as well as asset management provided by CBRE Investors. Our contractual, fee-for-service business represented 16.7% of our 2006 revenue.

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

•	Low Capital Requirements. Our business model is structured to provide value-added services with low capital intensity. During 2006, our net capital expenditures were 1.1% of our revenue.

•

Strong Cash Flow Generation. Our strong brand name, full-service capabilities, and global presence enable us to generate significant revenues which, when combined with our flexible cost structure and low capital requirements, have allowed us historically to generate significant cash flow in a variety of economic conditions. In recent years, we have been using our cash flow to reduce high-interest debt on our balance sheet, for co-investment opportunities and to make in-fill acquisitions to round out our service offering.

•

Strong Senior Management Team and Workforce. Our most important asset is our people. We have recruited a talented and motivated work force of approximately 24,000 employees (including Trammell Crow Company) worldwide who are supported by a strong and deep senior management team consisting of a number of highly-respected executives, most of whom have over 20 years of broad experience in the real estate industry. This seasoned team was augmented by senior leadership from Trammell Crow Company, many of whom now hold significant management positions at our company. In addition, we use equity compensation to align the interests of our senior management team with the interests of our stockholders.

Although we believe these strengths will create significant opportunities for our business, you should also be aware of the risks that may impact our competitive position, which include the following:

•

Smaller Presence in Some Markets than our Local Competitors. Although we are the largest commercial real estate services firm in the world in terms of 2006 revenue, our relative competitive position varies significantly across service categories and geographic areas. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis or within certain service categories within these markets.

•

Exposure to Risks of International Operations. We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2006, we generated approximately 37.6% of our revenue from operations outside the United States. Because a significant portion of our revenues are derived from operations outside the United States, we are exposed to adverse changes in exchange rates and social, political and economic risks of doing business in foreign countries.

•

Geographic Concentration. During 2006, approximately 13.5% of our global revenue was generated from transactions originating in California. In addition, a significant portion of our European operations are concentrated in London and Paris. As a result, future adverse economic effects in these regions may affect us more than our competitors.

•

Leverage. On June 15, 2006, we redeemed all of our then outstanding 11 1/4% senior subordinated notes due in 2011. On December 5, 2006, in connection with our acquisition of Trammell Crow Company, we successfully tendered substantially all of our outstanding 9 3/4% senior notes due in 2010. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.1 billion of new debt in December 2006 in order to finance our acquisition of Trammell Crow Company. The new financing was obtained on more attractive terms than the debt that was paid off. However, we still have significant debt service obligations and the instruments governing our indebtedness impose operating and financial restrictions on the conduct of our business. For the year ended December 31, 2007, we anticipate that total interest expense will be approximately $140 million. For the year ended December 31, 2006, our interest expense was approximately $45.0 million.

Our Growth Strategy

We believe we have built the premier integrated global services platform in our industry, which gives us a distinct competitive advantage. In developing this integrated global services platform, we acquired such entities as The Koll Company, Westmark Realty Advisors (now known as CBRE Investors), L.J. Melody & Company (now known as CBRE Melody), REI Limited and Hillier Parker May & Rowden during the 1990s and Insignia in 2003. In 2006, we acquired Trammell Crow Company, adding that company’s strength, expertise and resources in comprehensive outsourcing services, integrated account management and real estate development to our service offering. Today, we believe that we offer the commercial real estate services industry’s most complete suite of services and that we have a leadership position in many of the top business centers around the world. Our primary business objective is to leverage this platform on a global basis in order to garner an increasing share of industry revenues relative to our competitors. We believe this will enable us to maximize our long-term cash flow, sustain our competitive advantage and increase long-term stockholder value. Our strategy to achieve these business objectives consists of several elements:

•

Increase Revenue from Large Clients. We plan to capitalize on our client management strategy for our large clients, which is designed to provide them with a full range of services globally while maximizing our revenue per client. We deliver these services through relationship management teams that are charged with thoroughly understanding our customers’ business and real estate strategies and matching our services to the customers’ requirements. The global relationship manager is a highly seasoned professional who is focused on maximizing revenue per client and who is compensated with a salary and a performance-based bonus. The team leader is supported by salaried professionals with specialized expertise, such as marketing, financial analysis and construction, and, as needed, taps into our field-level transaction professionals for execution of client strategies. We believe this approach to client management will lead to stronger client relationships and enable us to maximize cross-selling opportunities and capture a larger share of our clients’ commercial real estate services expenditures. For example:

•	we generated repeat business in 2006 from approximately 67% of our U.S. real estate sales and leasing clients;

•	more than 65% of our corporate services clients today purchase more than one service and, in many cases, more than two;

•	the square footage we manage for our 15 largest U.S. asset services clients has grown by 107% since 2001; and

•

the 50 largest clients of the investment sales group within our U.S. real estate services line of business generated $133.8 million in revenues in 2006—up 165% from $50.5 million for the top 50 investment sales clients in 2001.

•

Capitalize on Cross-selling Opportunities. Because we believe cross-selling represents a large growth opportunity within the commercial real estate services industry, we are committed to emphasizing this opportunity across all of our clients, services and regions. Our acquisition of Trammell Crow Company in 2006 is the latest manifestation of this commitment as we expect it to expand our relationships with large corporate and institutional clients. In addition, we have dedicated substantial resources and implemented several management initiatives to foster cross-selling opportunities, including our Leadership Center program, which provides intensive training for sales and management professionals as well as a customer relationship management database and sales management principles and incentives designed to improve individual productivity. We believe the combination of these initiatives will enable us to further penetrate local markets and better capitalize on our global platform.

•

Continue to Grow our Investment Management Business. Our growing investment management business provides us with an attractive revenue source through fees for assets under management and gains on the sales of assets. We also expect to achieve strong growth in this business by continuing to harness the vast resources of the entire CB Richard Ellis organization for the benefit of our investment management clients. CBRE Investors’ independent structure creates an alignment of interests with its investors, while permitting its clients to use the broad range of services provided by our other business lines. As a result, we historically have received significant revenue from the provision of services on an arm’s length basis to these clients, and we believe this will continue in the future.

•

Expansion through In-Fill Acquisitions. Strategic acquisitions are an integral component of our growth plans. In 2006, in addition to our acquisition of Trammell Crow Company, we completed 23 in-fill acquisitions for an aggregate purchase price of approximately $155 million. Our acquirees were generally either quality regional firms, including affiliates, or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest. We believe that there are a number of other smaller firms throughout the world that may be suitable acquisition candidates for us. We expect that each of these acquisitions would generally be less than $100 million in total consideration and would add to our existing geographic and/or line of business platforms.

•

Focus on Improved Operating Efficiency. We have been focused for several years on efficiency improvements and contribution enhancements from our internal support services and functions including travel, marketing and entertainment as well as total headcount. We believe our efforts have contributed strongly to lower operating costs, higher margins and improved performance. For example, EBITDA grew to $454.2 million for the year ended December 31, 2005 versus $245.3 million for the year ended December 31, 2004, an increase of 85.1%. This increase was largely due to the operating leverage inherent in our business as revenue only grew by 20.7% over the same period. EBITDA grew to $653.5 million for the year ended December 31, 2006 versus $454.2 million for the year ended December 31, 2005, an increase of 43.9%, while revenue grew 26.2% over the same period. Our operating expenses for 2006 did grow at a higher rate than experienced in 2005, largely driven by additional incentive compensation expense associated with carried interest programs in our Global Investment Management business. However, operating expenses as a percentage of revenue were essentially flat at 32.3% for the year ended December 31, 2006 versus 32.0% for the year ended December 31, 2005. We will continue to look for ways to realize further operational efficiencies and cost savings in order to maximize our operating margins and cash flow.

Competition

We compete across a variety of business disciplines within the commercial real estate services industry, including investment management, tenant representation, corporate services, development services, construction and development management, property management, agency leasing, valuation and capital markets. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2006 revenue, our relative competitive position varies significantly across geographies, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms, some of which may have greater financial resources than we do. Despite recent consolidation, the commercial real estate services industry remains highly fragmented. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours, including Cushman & Wakefield, Grubb & Ellis and Jones Lang LaSalle.

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

Employees

At December 31, 2006, we had approximately 24,000 employees worldwide (which includes Trammell Crow Company), excluding affiliate and partner offices. At December 31, 2006, 638 of these employees were subject to collective bargaining agreements, the substantial majority of whom are on-site employees in our asset services business accounts in the New York/New Jersey area. We believe that relations with our employees are satisfactory.

Intellectual Property

We hold various trademarks and trade names worldwide, which include the “CB Richard Ellis” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CB Richard Ellis”, the “L.J. Melody” and the “Trammell Crow” names. With respect to the CB Richard Ellis and L.J. Melody names, we have processed and continuously maintain trademark registrations for these service marks in the United States and the CB Richard Ellis related marks are in registration or in process in most foreign jurisdictions where we conduct significant business. We obtained our most recent U.S. trademark registrations for the CB Richard Ellis related marks in 2005, and these registrations would expire in 2015 if we failed to renew them. We obtained our most recent U.S. trademark registration for the L.J. Melody name in 1997, and this registration would expire in 2007 if we failed to renew it.

We hold a license to use the “Trammell Crow” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which is wholly owned by certain descendents and affiliates of Mr. Trammell Crow. See “Risk Factors—We license the use of the Trammell Crow trade name and this license is not exclusive and may be revoked.” for additional information.

In addition to trade names, we have developed proprietary technology for preparing and developing valuation reports to our clients through our valuation business and we offer proprietary research to clients through our Torto Wheaton research unit. We also offer proprietary investment structures through CBRE Investors. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business.

Environmental Matters

Federal, state and local laws and regulations impose environmental liabilities, controls, disclosure rules and zoning restrictions that impact the ownership, management, development, use, or sale of commercial real estate. Certain of these laws and regulations may impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property, including contamination resulting from above-ground or underground storage tanks at a property. If contamination occurs or is present during our role as a property or facility manager or developer, we could be held liable for such costs as a current “operator” of a property.

Such liability may be imposed without regard for the legality of the acts or omissions that caused the contamination and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with any other parties that are deemed legally liable for the contamination. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from exposure to hazardous substances or environmental contamination at a site, including liabilities arising from exposure to asbestos-containing materials. If the liability is joint and several, we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. Under certain laws and common law principles, any failure by us to disclose environmental contamination at a property could subject us to liability to a buyer or lessee of the property. In addition, some environmental laws create a lien on a contaminated site for costs that a governmental entity incurs in connection with the contamination.

Some of the properties owned, operated or managed by us are in the vicinity of properties which are currently, or have been, the site of releases of regulated substances and remediation activity, and we are currently aware of several properties owned, operated or managed by us which may be impacted by regulated substances which may have migrated from adjacent or nearby properties or which may be within the borders of areas suspected to be impacted by regional groundwater contamination.

While we are aware of the presence or the potential presence of regulated substances in the soil or groundwater at several properties owned, operated or managed by us, which may have resulted from historical or ongoing activities on those properties, we are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect both us and the commercial real estate services industry in general. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management and development businesses, which could adversely impact the results of operations of these business lines.

Availability of this Report

Our internet address is www.cbre.com. On our Investor Relations page on this web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, CB Richard Ellis Group, Inc., 200 Park Avenue, 17th Floor, New York, New York 10166.

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

The anticipated benefits of our acquisition of Trammell Crow Company may not be realized.

We acquired Trammell Crow Company with the expectation that the acquisition will result in various benefits, including, among others, enhanced revenues, a strengthened market position, cross-selling opportunities, cost savings, certain tax benefits and operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we successfully integrate Trammell Crow Company and achieving expected synergies from combined operations. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed in the event of an economic slowdown or recession.

Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, can reduce volumes for many of our business lines. These economic conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. Because our development and investment strategy often entails making relatively modest investments alongside our investor clients, our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets.

An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business. If our real estate and mortgage brokerage businesses are negatively impacted, it is likely that our other lines of business would also suffer due to the relationship among our various business lines.

During an economic downturn, it may also take longer for us to dispose of real estate investments or the selling prices may be lower than originally anticipated. As a result, the carrying value of our real estate investments may become impaired and we could record losses as a result of such impairment or we could experience reduced profitability related to declines in real estate values. Further, as a result of our debt level and the terms of our existing debt instruments, our exposure to adverse general economic conditions is heightened.

Our substantial leverage and debt service obligations could harm our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

We are highly leveraged and have significant debt service obligations. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.2 billion under our new senior secured term loan facilities in December 2006 (of which $2.1 billion has been drawn as of December 31, 2006) to finance our acquisition of Trammell Crow Company. For 2007, our estimated interest expense is approximately $140 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

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

•	our interest expense could increase if interest rates increase because the loans under our amended credit agreement governing our senior secured term loan facilities bear interest at floating rates;

•

our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry;

•

our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness, which, among others, require us to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects; and

•

from time to time, Moody’s Investors Service and Standard & Poor’s Ratings Service rate our significant outstanding debt. These ratings may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any current or future borrowings and could also cause a decline in the market price of our common stock.

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

Our current amended and restated credit agreement governing our revolving credit facility and our senior secured term loan facilities permits us, subject to specified conditions, to incur a significant amount of additional indebtedness, including up to $600.0 million of additional indebtedness under our revolving credit facility and $400.0 million of additional debt under our senior secured term loan facilities, subject to the satisfaction of customary conditions. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Subject to the maximum amounts of indebtedness permitted in our bank covenants, we are not restricted in the amount of additional recourse debt we are able to incur in connection with the financing of our development activities and we may in the future incur such indebtedness in order to decrease the amount of equity we invest in these activities.

Our debt instruments impose operating and financial restrictions on us, and in the event of a default, all of our borrowings would become immediately due and payable.

Our debt instruments, including our amended and restated credit agreement, impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability and our restricted subsidiaries’ abilities to:

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

A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under the senior secured term loan facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our senior secured term loan facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured term loan facilities will have the right to proceed against the collateral granted to them to secure the debt, which collateral is described in the immediately following risk factor. If the debt under the senior secured term loan facilities were to be accelerated, we cannot give assurance that this collateral would be sufficient to repay our debt.

If we fail to meet our payment or other obligations under the senior secured term loans, the lenders under the senior secured term loans could foreclose on, and acquire control of, substantially all of our assets.

In connection with the incurrence of indebtedness under our senior secured term loan facilities and the completion of our acquisition of Trammell Crow Company, the lenders under our senior secured term loan facilities received a pledge of all of our equity interests in our significant domestic subsidiaries, including CB Richard Ellis Services, Inc., CBRE Investors, CBRE Melody, Insignia, CB Richard Ellis Real Estate Services, LLC, Trammell Crow Company and CBRE Real Estate Services, Inc. and 65% of the voting stock of our foreign subsidiaries that is held directly by us or our domestic subsidiaries. Additionally, these lenders generally have a lien on substantially all of our accounts receivable, cash, general intangibles, investment property and future acquired material property. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the senior secured term loan facilities, the lenders under the senior secured term loan facilities will be entitled to foreclose on substantially all of our assets and liquidate these assets.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Brett White, our Chief Executive Officer and President; and Kenneth J. Kay, our Chief Financial Officer. Messrs. White and Kay currently are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant majority of our revenues, as well as other revenue producing professionals. If any of our key employees leave (including those acquired through acquisitions), or we lose a significant number of key revenue producers, and we are unable to quickly hire and integrate qualified replacements, our business, financial condition and results of operations may suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified personnel in all areas of our business, including brokerage and property management personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our growth has benefited significantly from acquisitions, which may not be available in the future.

A significant component of our growth has occurred through acquisitions, including our acquisition of Insignia in July 2003 and most recently our acquisition of Trammell Crow Company in December 2006. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. However, future acquisitions may not be available at favorable prices or upon advantageous terms and conditions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. For example, through December 31, 2006, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $144.5 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia acquisition in the third quarter of 2004 and expect to incur our final transaction expenditures with respect to the Trammell Crow Company acquisition by the end of 2007.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2006, we generated approximately 37.6% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain regions;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	the geographic, language and cultural differences among personnel in different areas of the world;

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

In addition, our international operations and, specifically, the ability of our non-U.S. subsidiaries to dividend or otherwise transfer cash among our subsidiaries, including transfers of cash to pay interest and principal on our debt, may be affected by currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

Our revenue and earnings may be adversely affected by foreign currency fluctuations.

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2006, approximately 37.6% of our business was transacted in currencies of foreign countries, the majority of which included the Euro, the British Pound Sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar and the Australian dollar. Thus, we may experience fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates.

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

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition we have incurred $38.1 million of expenses through December 31, 2006, which are related to the integration of Insignia’s business lines, as well as accounting and other systems, into our own.

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

Our real estate investment and co-investment activities subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2006, we had committed $67.3 million to fund future co-investments. We expect that approximately $41.4 million of these commitments will be funded during 2007. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is also a very important part of CB Richard Ellis Investors’ investment management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of December 31, 2006, we had 67 consolidated real estate projects with invested equity of $48.2 million and $17.4 million of notes payable on real estate that are recourse to us (beyond being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). The estimated total budgeted project cost of these consolidated real estate projects is $942.9 million. In addition, at December 31, 2006, we were involved as a principal (in most cases, co-investing with one of our clients) in approximately 40 unconsolidated real estate subsidiaries in which we had invested $54.9 million and had committed additional capital to these unconsolidated subsidiaries of $12.8 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $6.1 million. In addition, we have loaned $21.0 million to entities that have underlying investments in real estate.

Because the disposition of a single significant investment can impact our financial performance in any period, our real estate investment activities could increase fluctuations in our net earnings and cash flow. In many cases, we have limited control over the timing of the disposition of these investments and the recognition of any related gain or loss. Risks associated with these activities include, but are not limited to, the following:

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

We compete across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and commercial mortgage brokerage. With respect to each of our business disciplines, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world, in terms of 2006 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms, some of which may have greater financial resources than we do. In addition, future changes in laws could lead to the entry of other competitors, such as financial institutions. Many of our competitors are local or regional firms. Although substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours. There has been a significant increase in recent years in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend would shrink the asset base available to be managed by third-party service providers, decrease the demand for our services and thereby significantly increase our competition.

A significant portion of our operations are concentrated in California and our business could be harmed in the event of a future economic downturn in the California real estate markets.

During 2005 and 2006, approximately 16.5% and 13.5%, respectively, of revenue was generated from transactions originating in California. As a result of the geographic concentration in California, any future economic downturn in the California commercial real estate market and in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations.

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

We license the use of the Trammell Crow trade name and this license is not exclusive and may be revoked.

We have a license agreement with an affiliate of Crow Holdings that allows us to use the name “Trammell Crow” perpetually throughout the world in any business except the residential real estate business, although we can use this name in serving certain mixed-use properties or in providing investment sales brokerage services to buyers and sellers of multi-family residential facilities. This license can be revoked if we fail to maintain certain quality standards or infringe upon certain of the licensor’s intellectual property rights. If we lose the right to use the Trammell Crow name, our Development Services business could suffer significantly.

The license agreement permits certain existing uses of the name “Trammell Crow” by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by third parties may create confusion or reduce the value associated with the Trammell Crow name.

If we fail to comply with laws and regulations applicable to us in our role as a real estate broker, mortgage broker, property/facility manager or developer, we may incur significant financial penalties.

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform and our business, as well as laws of broader applicability, such as tax, securities and employment laws. Brokerage of real estate sales and leasing transactions, and the provision of property management and valuation services require us to maintain applicable licenses in each U.S. state in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines or return commissions received or have our licenses suspended or revoked. In addition, our indirect wholly owned subsidiary, CBRE Investors, is subject to laws and regulations as a registered investment advisor and compliance failures or regulatory action could adversely affect our business. As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business, both within and outside of the United States, also may change in ways that increase the costs of compliance.

We may have liabilities in connection with real estate brokerage and property management activities.

As a licensed real estate broker, we and our licensed employees are subject to regulatory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties that we or they brokered or managed. We could become subject to claims by participants in real estate sales, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our regulatory and fiduciary obligations.

In addition, in our property management business, we hire and supervise third-party contractors to provide construction and engineering services for our managed properties. While our role is limited to that of a supervisor, we may be subject to claims for construction defects or other similar actions. Adverse outcomes of real estate brokerage or property management litigation could negatively impact our business, financial condition or results of operations.

We may be subject to environmental liability as a result of our role as a property or facility manager or developer of real estate.

Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property. In our role as a property or facility manager or developer, we could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. If we incur any such liability, our business could suffer significantly. Additionally, liabilities incurred to comply with more stringent future environmental requirements could adversely affect any or all of our lines of business.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	integration issues arising out of the acquisition of Trammell Crow Company and other companies we may acquire;

•	costs relating to the acquisition of Trammell Crow Company and other businesses we may acquire;

•	future acquisitions may not be available at favorable prices or advantageous terms and conditions;

•

changes in general economic and business conditions, including interest rates, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate commitments and other factors impacting the value of real estate assets;

•	our ability to retain major clients and renew related contracts;

•	the failure of properties managed by us to perform as anticipated;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	foreign currency fluctuations;

•	an economic downturn in the California real estate market;

•	significant variability in our results of operations among quarters;

•	our leverage and debt service obligations and ability to incur additional indebtedness;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	the success of our co-investment and joint venture activities;

•	our ability to attract new user and investor clients;

•	our ability to manage fluctuations in net earnings and cash flow, which could result from our participation as a principal in real estate investments;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	the ability of CBRE Investors to comply with applicable laws and regulations governing its role as a registered investment advisor;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	the ability of our Global Investment Management segment to realize values in investment funds to offset incentive compensation expense related thereto;

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices as of December 31, 2006:

Location	Sales Offices	Corporate Offices	Total
Americas	228	2	230
Europe, Middle East and Africa (EMEA)	68	1	69
Asia Pacific	52	1	53

Total	348	4	352

These offices also include employees of our Global Investment Management and Development Services segments. Almost all of our offices that contain employees of our Global Investment Management or our Development Services segment also contain employees of our other segments. As a result, offices of our Global Investment Management and Development Services segments have not been included above, as to do so would be duplicative.

In general, these leased offices are fully utilized. The most significant terms of the leasing arrangements for our offices are the terms of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases varies significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that no single office lease is material to our business, results of operations or financial condition. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases. We do not own any offices, which is consistent with our strategy to lease instead of own.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Our Class A common stock has traded on the New York Stock Exchange under the symbol “CBG” since June 10, 2004. On April 28, 2006, our board of directors approved a three-for-one stock split of our outstanding Class A common stock effected as a 100% stock dividend, which was distributed on June 1, 2006. The applicable high and low prices of our Class A common stock for the last two fiscal years, as reported by the New York Stock Exchange, are set forth below for the periods indicated and adjusted for our stock split.

	Price Range
Fiscal Year 2006	High	Low
Quarter ending March 31, 2006	$27.82	$19.46
Quarter ending June 30, 2006	$29.83	$21.88
Quarter ending September 30, 2006	$25.96	$20.02
Quarter ending December 31, 2006	$34.26	$22.73

Fiscal Year 2005
Quarter ending March 31, 2005	$12.95	$10.40
Quarter ending June 30, 2005	$14.73	$10.58
Quarter ending September 30, 2005	$16.67	$13.67
Quarter ending December 31, 2005	$19.92	$15.02

The closing share price for our Class A common stock on December 29, 2006, as reported by the New York Stock Exchange, was $33.20. As of February 15, 2007, there were 259 stockholders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance future growth and reduce debt. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that the board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by the amended and restated credit agreement governing our revolving credit facility and senior secured term loan facilities.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2006. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	13,729,892	$7.30	8,417,508	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	13,729,892	$7.30	8,417,508

(1)	Consists of our 2004 Stock Incentive Plan and our 2001 Stock Incentive Plan (no further awards may be issued under our 2001 Stock Incentive Plan, which was terminated in June 2004 in connection with the adoption of the 2004 Stock Incentive Plan).

(2)	Under the 2004 Stock Incentive Plan, we may issue Stock Awards, including but not limited to restricted stock bonuses and restricted stock units, as that term is defined in the 2004 Stock Incentive Plan. Each Stock Award other than a stock option or stock appreciation right shall reduce the number of shares reserved for issuance under the 2004 Stock Incentive Plan by 2.25.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning with our initial public offering on June 10, 2004 and ending on December 31, 2006. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, Russell 1000 Index, in which we are included, and an industry peer group. We are also required by Securities and Exchange Commission rules to include the Russell 1000 Index because we were listed on that index in 2005 and used the index for the Stock Performance Graph included in our annual proxy statement last year.

The comparison below assumes $100 was invested on June 10, 2004 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly traded real estate services companies: Grubb & Ellis Company and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2006. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003 and 2002 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31,
	2006 (1)	2005	2004	2003 (2)	2002
	(dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue (3)	$4,032,027	$3,194,026	$2,647,073	$1,810,111	$1,361,757
Operating income	550,139	372,406	171,008	25,830	96,736
Interest income	9,822	11,221	6,926	4,623	3,272
Interest expense	45,007	56,281	68,080	72,319	60,501
Loss on extinguishment of debt	33,847	7,386	21,075	13,479	—
Net income (loss)	318,571	217,341	64,725	(34,704)	18,727
EPS (4) (5):
Basic	1.41	0.98	0.32	(0.23)	0.15
Diluted	1.35	0.95	0.30	(0.23)	0.15
Weighted average shares:
Basic	226,685,122	222,129,066	203,326,218	152,755,716	124,921,728
Diluted	235,118,341	229,855,056	214,035,219	152,755,716	126,557,967
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by operating activities	$370,481	$359,656	$187,207	$87,546	$79,989
Net cash used in investing activities	(2,061,933)	(115,509)	(28,351)	(308,400)	(39,237)
Net cash provided by (used in) financing activities	1,479,123	(47,272)	(67,366)	303,664	(17,838)
OTHER DATA:
EBITDA (6)	$653,524	$454,184	$245,340	$132,817	$130,676

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$244,476	$449,289	$256,896	$163,881	$79,701
Total assets	5,944,631	2,815,672	2,271,636	2,213,481	1,324,876
Long-term debt, including current portion	2,078,509	561,069	612,838	802,705	509,715
Notes payable on real estate (7)	347,033	—	—	—	—
Total liabilities	4,684,854	2,015,163	1,705,763	1,873,896	1,067,920
Total stockholders’ equity	1,181,641	793,685	559,948	332,929	251,341

Note: We have not declared any cash dividends on common stock for the periods shown.

(1)	The results for the year ended December 31, 2006 include the operations of Trammell Crow Company from December 20, 2006, the date we acquired Trammell Crow Company.
(2)	The results for the year ended December 31, 2003 include the operations of Insignia Financial Group, Inc. from July 23, 2003, the date we acquired Insignia.
(3)	Revenue has been increased from amounts previously reported. See revenue information in Note 2 of our Notes to Consolidated Financial Statements.
(4)	EPS represents earnings (loss) per share. See Earnings Per Share information in Note 19 of our Notes to Consolidated Financial Statements.
(5)	On April 28, 2006, our board of directors approved a three-for-one stock split of our Class A common stock effected as a 100% stock dividend, which was distributed on June 1, 2006. The applicable share and per share data for all periods presented has been restated to give effect to this stock split.
(6)	EBITDA represents earnings before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA is calculated as follows (dollars in thousands):

	Year ended December 31,
	2006	2005	2004	2003	2002
Net income (loss)	$318,571	$217,341	$64,725	$(34,704)	$18,727
Add:
Depreciation and amortization	67,595	45,516	54,857	92,622	24,614
Interest expense	45,007	56,281	68,080	72,319	60,501
Loss on extinguishment of debt	33,847	7,386	21,075	13,479	—
Provision (benefit) for income taxes	198,326	138,881	43,529	(6,276)	30,106
Less:
Interest income	9,822	11,221	6,926	4,623	3,272

EBITDA	$653,524	$454,184	$245,340	$132,817	$130,676

(7)	Notes payable on real estate includes the current and long-term portions of notes payable on real estate as well as notes payable included in liabilities related to real estate and other assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services firm, based on 2006 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2006, excluding affiliates and partner offices, we operated in more than 300 offices worldwide with approximately 24,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, commercial property and corporate facilities management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees. In 2006, we became the first commercial real estate services company included in the S&P 500 and in both 2005 and 2006, were the only commercial real estate services company included in the Fortune 1000 list of the largest U.S. publicly-held companies.

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

For example, beginning in 2003 and continuing through 2006, economic conditions in the United States improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in transaction revenue and we expect this trend to continue in the near term. However, in the event of a slowdown in the U.S. economy, our revenue growth could be negatively impacted.

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

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage brokerage services through our 1996 acquisition of L.J. Melody & Company (now known as CBRE Melody) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors (now known as CB Richard Ellis Investors) and our 1997 acquisition of Koll Real Estate Services. Our 2003 acquisition of Insignia Financial Group, Inc. (Insignia) significantly increased the scale of our real estate advisory services and outsourcing services business lines in our Americas segment and also significantly increased our presence in the New York, London and Paris metropolitan areas.

In December 2006, we completed our largest acquisition to date as we acquired Trammell Crow Company. The acquisition of Trammell Crow Company deepens our offering of outsourcing services for corporate and institutional clients, especially project and facilities management, strengthens our ability to provide integrated management solutions across geographies, and establishes people, resources and expertise to offer real estate development services throughout the United States.

Strategic in-fill acquisitions have also been an integral component of our growth plans. In 2005, we completed seven acquisitions for an aggregate purchase price of approximately $100.0 million, including our acquisitions of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom, both within our Europe, Middle East, and Africa (EMEA) business segment. In 2006, in addition to our acquisition of Trammell Crow Company, we completed 23 acquisitions for an aggregate purchase price of approximately $155.0 million. These included: the acquisition of an additional stake in our Japanese affiliate, IKOMA CB Richard Ellis KK, or IKOMA, within our Asia Pacific business segment, increasing our equity interest in IKOMA to 51%; the acquisition of our Wisconsin affiliate, The Polacheck Company, within our Americas business segment, which enhanced our brand and market position in the U.S. Midwest; and the acquisition of Holley Blake, which augmented our position in the industrial and logistics sectors in the United Kingdom. These acquisitions are a good example of our efforts to broaden our geographic coverage. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2006, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $144.5 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through December 31, 2006, we have incurred $38.1 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own, $3.0 million of which were incurred during 2006. Additionally, during the year ended December 31, 2006, we incurred $4.6 million of integration expenses associated with other acquisitions completed in 2005 and 2006. We expect to incur total integration expenses of approximately $30 million during 2007, which include residual Insignia-related integration costs, integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to our strategic in-fill acquisitions in 2005 and 2006.

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

Leverage

On June 15, 2006, we redeemed all of our then outstanding 11 1/4% senior subordinated notes due in 2011. On December 5, 2006, in connection with our acquisition of Trammell Crow Company, we successfully tendered substantially all of our remaining 9 3/4% senior notes due in 2010. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.1 billion under our new senior secured term loan facilities in December 2006 to finance our acquisition of Trammell Crow Company. As a result, we are highly leveraged and have significant debt service obligations.

Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisition of Insignia and our acquisition of Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. Despite the recent increase in our leverage, our management generally expects to look for opportunities to reduce our debt in the future.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which has four basic criteria that must be met before revenue is recognized:

•	existence of persuasive evidence that an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed and determinable; and

•	collectibility is reasonably assured.

Our various revenue recognition policies are consistent with these criteria. The judgments involved in revenue recognition include understanding the complex terms of agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (1) at what point in time revenue is earned, (2) whether there are contingencies involved that would impact the timing of recognition of revenue, and (3) how and when such contingencies will be resolved. The actual timing of revenue recognition could vary if different judgments were made. The revenues of our business that are subject to the most judgment are our brokerage commission revenue and incentive-based management and development fees.

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

We earn incentive development fees from our development services. These fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets) or, for those incentive fees based on qualitative criteria, upon approval of the fee by our clients. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. Our incentive development fee revenue is not recognized to the extent that such revenue is subject to future performance contingencies, but rather once the contingency has been resolved. The unique nature and complexity of each incentive fee require us to use varying levels of judgment in determining the timing of revenue recognition.

Pursuant to Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” our management concluded that the accounting for certain reimbursements (primarily salaries and related charges) related to our facilities and property management operations should be presented on a grossed up basis versus a net expense basis. Accordingly, during the fourth quarter of 2006, we reclassified such reimbursements from cost of services to revenue for the years ended December 31, 2005 and 2004 to be consistent with the presentation for the year ended December 31, 2006. As a result, amounts reflected as “Revenue” and “Cost of Services” in the consolidated statements of operations for the years ended December 31, 2005 and 2004 have been increased from the amounts previously reported by $283.4 million and $282.0 million, respectively. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts, those of our majority-owned subsidiaries, as well as variable interest entities, or VIEs, in which we are the primary beneficiary and other subsidiaries of which we have control. The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in our consolidated balance sheets included elsewhere in this filing. All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our VIEs, including co-investments with our clients, is based on Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), or FIN 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” We consolidate any VIE of which we are the primary beneficiary and disclose significant VIEs of which we are not the primary beneficiary, if any.

We determine if an entity is a VIE under FIN 46R based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. This determination of whether we are the primary beneficiary includes any impact of an “upside economic interest” in the form of a “promote” that we may have. A promote is an interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles.

We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

Our determination of the appropriate accounting method with respect to our investments in limited partnerships, limited liability companies and other subsidiaries is based on control. For our general partner interests, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling general partner investments in these entities under the equity method. This treatment also applies to our managing member interests in limited liability companies.

Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Accordingly, our share of the earnings from these equity-method basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any impairment in value.

Our determination of the appropriate accounting treatment for an investment in a subsidiary requires judgment of several factors, including the size and nature of our ownership interest and the other owners’ substantive rights to make decisions for the entity. If we were to make different judgments or conclusions as to the level of our control or influence, it could result in a different accounting treatment. Accounting for an investment as either consolidated or using the equity method generally would have no impact on our net income or stockholders’ equity in any accounting period, but a different treatment would impact individual income statement and balance sheet items, as consolidation would effectively “gross up” our income statement and balance sheet. If our evaluation of an investment accounted for using the cost method was different, it could result in our being required to account for an investment by consolidation or by the equity method. Under the cost method, the investor only records its share of the underlying entity’s earnings to the extent that it receives dividends from the investee; when the dividends received by the investor exceed the investor’s share of the investee’s earnings subsequent to the date of the investor’s investment, the investor records a reduction in the basis of its investment. Under the cost method, the investor does not record its share of losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss, to the extent of its investment or its guarantees of the underlying entity’s debt. Accounting for an investment using either the equity or cost method has no impact on the evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities of acquired businesses, with the majority of the balance resulting from our acquisition of CB Richard Ellis Services in 2001, our acquisition of Insignia in 2003 and our acquisition of Trammell Crow Company in 2006. Other intangible assets include trademarks, which were separately identified as a result of the 2001 acquisition, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom that was owned by Insignia prior to the Insignia Acquisition and the Trammell Crow trade name separately identified as part of the Trammell Crow Company Acquisition to be used in providing development services. Both the trademarks and the trade names are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include customer relationships, backlog, management contracts, loan servicing rights and franchise agreements, which are all being amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates developed by us may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in write downs that would adversely affect our earnings.

We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment based in part on a third-party valuation as of the beginning of the fourth quarter of each year. We also assess goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2006, 2005 and 2004, and determined that no impairment existed as of those dates.

Real Estate

As of December 31, 2006, the carrying value of our total real estate assets was $459.9 million (7.7% of total assets). The significant accounting policies and estimates with regard to our real estate assets relate to classification and impairment evaluation and cost capitalization and allocation.

Classification and Impairment Evaluation

With respect to our real estate assets, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes criteria to classify an asset as “held for sale.” Assets included in real estate held for sale include only completed assets or land for sale in its present condition that meet all of the SFAS No. 144 “held for sale” criteria. All other real estate assets are classified in one of the following line items in our consolidated balance sheet: (i) real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iii) real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced.

Real estate held for sale is recorded at the lower of cost or estimated fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows or market comparisons, is less than its carrying amount, an allowance is recorded against the asset. Determining an asset’s fair value and the related allowance to record requires us to utilize judgment and estimates.

Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis or market comparisons. This determination of fair value and the amount, if any, of the impairment loss, requires us to utilize judgments and estimates. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the shorter of their estimated useful life or the terms of the respective leases.

We evaluate each of our real estate assets on a quarterly basis in order to determine the classification of each asset in our consolidated balance sheet. This evaluation requires judgment by us in considering certain criteria that must be evaluated under SFAS No. 144, such as the estimated time to complete assets that are under development and the timeframe in which we expect to sell our real estate assets. The classification of real estate assets determines which real estate assets are to be depreciated as well as what method is used to evaluate and measure impairment. Had we evaluated our assets differently, the balance sheet classification of such assets, depreciation expense and impairment losses could have been different.

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Capitalization begins when we determine that activities related to development have begun and ceases when activities are complete, which are timing decisions that require judgment. Costs capitalized under SFAS No. 67 include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, development and construction costs and costs of incidental operations. Pursuit costs capitalized in connection with a potential development project that we have determined based on our judgment not to pursue are written off in the period that such determination is made. A difference in the timing of when this determination is made could cause the pursuit costs to be expensed in a different period.

At times, we purchase bulk land that we intend to sell or develop in phases. The land basis allocated to each phase is based on the relative estimated fair value of the phases before construction. We allocate construction costs incurred relating to more than one phase between the various phases; if the costs cannot be specifically identified to a certain phase or the improvements benefit more than one phase, we allocate the costs between the phases based on their relative estimated sales values. Relative allocations of the costs are changed as the sales value estimates are revised.

When acquiring real estate with existing buildings, we allocate the purchase price between land, building and intangibles related to in-place leases, if any, based on their relative fair values. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of net lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis using assumptions for market rates, absorption periods, lease commissions and tenant improvements. The capitalized values for both net lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to net lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense. If we used different estimates in these valuations, the allocation of purchase price to each component could differ, which could cause the amount of amortization related to lease intangibles and tenant origination costs to be different, as well as depreciation of the related building.

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

Basis of Presentation

Recent Significant Acquisitions

On December 20, 2006, pursuant to an Agreement and Plan of Merger dated October 30, 2006 (the Trammell Crow Company Acquisition Agreement), by and among us, A-2 Acquisition Corp., a Delaware corporation and our wholly owned subsidiary (Merger Sub) and Trammell Crow Company, the Merger Sub was merged with and into Trammell Crow Company (the Trammell Crow Company Acquisition). Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition and upon the closing of the Trammell Crow Company Acquisition became our indirect wholly owned subsidiary.

Segment Reporting

We report our operations through five segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services. The Americas consists of operations located in the United States, Canada, Mexico and Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in the United States, Europe and Asia. The Development Services business consists of real estate development and investment activities primarily in the United States, which were acquired in the Trammell Crow Company Acquisition.

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
Revenue	$4,032,027	100.0%	$3,194,026	100.0%	$2,647,073	100.0%
Costs and expenses:
Cost of services	2,110,512	52.4	1,753,472	54.9	1,485,742	56.1
Operating, administrative and other	1,303,781	32.3	1,022,632	32.0	909,892	34.3
Depreciation and amortization	67,595	1.7	45,516	1.4	54,857	2.1
Merger-related charges	—	—	—	—	25,574	1.0

Operating income	550,139	13.6	372,406	11.7	171,008	6.5
Equity income from unconsolidated subsidiaries	33,300	0.8	38,425	1.2	20,977	0.8
Minority interest expense	6,120	0.1	2,163	0.1	1,502	0.1
Other income	8,610	0.2	—	—	—	—
Interest income	9,822	0.2	11,221	0.4	6,926	0.3
Interest expense	45,007	1.1	56,281	1.8	68,080	2.6
Loss on extinguishment of debt	33,847	0.8	7,386	0.2	21,075	0.8

Income before provision for income taxes	516,897	12.8	356,222	11.2	108,254	4.1
Provision for income taxes	198,326	4.9	138,881	4.4	43,529	1.7

Net income	$318,571	7.9%	$217,341	6.8%	$64,725	2.4%

EBITDA	$653,524	16.2%	$454,184	14.2%	$245,340	9.3%

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

EBITDA is calculated as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net income	$318,571	$217,341	$64,725
Add:
Depreciation and amortization	67,595	45,516	54,857
Interest expense	45,007	56,281	68,080
Loss on extinguishment of debt	33,847	7,386	21,075
Provision for income taxes	198,326	138,881	43,529
Less:
Interest income	9,822	11,221	6,926

EBITDA	$653,524	$454,184	$245,340

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

We reported consolidated net income of $318.6 million for the year ended December 31, 2006 on revenue of $4.0 billion as compared to consolidated net income of $217.3 million on revenue of $3.2 billion for the year ended December 31, 2005.

Our revenue on a consolidated basis increased by $838.0 million, or 26.2%, as compared to the year ended December 31, 2005. Over two-thirds of the improvement was due to organic growth, while the remainder was attributable to acquisitions completed during 2005 and 2006. The organic revenue growth was primarily driven by continued higher worldwide transaction revenue as well as increased appraisal/valuation, mortgage brokerage and property and facilities management fees. Additionally, carried interest revenue earned and higher fees generated in our Global Investment Management business contributed to the increase. Foreign currency translation had a $28.1 million positive impact on total revenue during the year ended December 31, 2006.

Our cost of services on a consolidated basis increased by $357.0 million, or 20.4%, during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was additional headcount, which primarily resulted from acquisitions. Foreign currency translation had a $9.1 million negative impact on cost of services during the year ended December 31, 2006. Cost of services as a percentage of revenue decreased from 54.9% for the year ended December 31, 2005 to 52.4% for the year ended December 31, 2006, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable or earned from markets with lower cost of services.

Our operating, administrative and other expenses on a consolidated basis were $1.3 billion, an increase of $281.1 million, or 27.5%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses and carried interest incentive compensation expense, as well as increased marketing costs, which resulted from our improved operating performance. Also contributing to the increase were higher costs as a result of acquisitions, particularly our acquisition of Trammell Crow Company. Foreign currency translation had an $8.9 million negative impact on total operating expenses during the year ended December 31, 2006. Operating expenses as a percentage of revenue were essentially flat at 32.3% for the year ended December 31, 2006 versus 32.0% for the year ended December 31, 2005.

Our depreciation and amortization expense on a consolidated basis increased by $22.1 million, or 48.5%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase was primarily driven by higher amortization expense related to the intangible assets representing net revenue backlog and incentive fees acquired in the Trammell Crow Company Acquisition. As of December 31, 2006, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Trammell Crow Company Acquisition was $25.8 million, which will be fully amortized by the end of 2007. Also contributing to the increase over the prior year was higher depreciation expense resulting from increased capital expenditures as well as fixed assets acquired in recent acquisitions.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $5.1 million, or 13.3%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This was primarily due to higher dispositions within selected funds in our Global Investment Management segment in 2005, partially offset by higher equity income in our EMEA and Americas segments in the current year.

Our consolidated minority interest expense increased $4.0 million, or 182.9%, as compared to the year ended December 31, 2005. The increase was primarily due to minority interest associated with our Japanese affiliate, IKOMA, which we began fully consolidating in our results in 2006 as a result of our equity interest reaching 51% in the current year.

Our other income on a consolidated basis was $8.6 million for the year ended December 31, 2006, which represented income related to marking Trammell Crow Company’s investment in Savills plc to market for the period December 20, 2006, the date of the Trammell Crow Company Acquisition, through December 31, 2006.

Our consolidated interest income was $9.8 million for the year ended December 31, 2006, a decrease of $1.4 million, or 12.5%, as compared to the year ended December 31, 2005. This decrease was primarily driven by lower average cash balances in 2006 as a result of using cash to pay down debt as well as to fund acquisitions.

Our consolidated interest expense decreased $11.3 million, or 20.0%, as compared to the year ended December 31, 2005. The overall decline was primarily due to interest savings realized as a result of debt repayments made throughout 2005 and 2006, including the redemption of the remaining outstanding balance of our 11 1/4% senior subordinated notes in June 2006 and the repayment of substantially all of our 9 3/4% senior notes in December 2006. In December 2006, we also entered into an amended and restated credit agreement covering two new senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion (of which we drew down $2.1 billion) to finance our acquisition of Trammell Crow Company. We anticipate that annual interest expense for 2007 will be approximately $140 million. Despite the significant increase in our leverage as a result of the Trammell Crow Company Acquisition, our management generally expects to look for opportunities to reduce our debt in the future.

Our loss on extinguishment of debt on a consolidated basis was $33.8 million and $7.4 million for the years ended December 31, 2006 and 2005, respectively. These losses were related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of our 11 1/4% senior subordinated notes during the years ended December 31, 2006 and 2005. In addition, during the year ended December 31, 2006, we incurred $11.6 million of losses related to the write-off of unamortized deferred financing fees, as well as premiums paid, in connection with the repurchase of our 9 3/4% senior notes and $8.2 million of losses in connection with the write-off of unamortized deferred financing fees associated with our prior credit facility, which was replaced during the current year. We expect to incur additional charges of this type as we continue our deleveraging efforts in the future.

Our provision for income taxes on a consolidated basis was $198.3 million for the year ended December 31, 2006 as compared to $138.9 million for the year ended December 31, 2005. The increase in the provision for income taxes is attributable to the significant increase in pre-tax income over 2005. Our effective tax rate declined from 39.0% for the year ended December 31, 2005 to 38.4% for the year ended December 31, 2006. The decrease in the effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We reported consolidated net income of $217.3 million for the year ended December 31, 2005 on revenue of $3.2 billion as compared to consolidated net income of $64.7 million on revenue of $2.6 billion for the year ended December 31, 2004.

Our revenue on a consolidated basis increased by $547.0 million, or 20.7%, as compared to the year ended December 31, 2004. The revenue growth was primarily driven by higher worldwide transaction revenue as well as increased appraisal and management fees. Additionally, the continued anticipation of interest rate hikes in the United States during 2005 drove an increase in loan origination volume, which resulted in higher loan origination fees. Investment management fees also increased primarily due to improved performance in the United States. Foreign currency translation had a $2.2 million positive impact on total revenue during the year ended December 31, 2005.

Our cost of services on a consolidated basis increased by $267.7 million, or 18.0%, during the year ended December 31, 2005 as compared to the year ended December 31, 2004. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Foreign currency translation had a $1.7 million negative impact on cost of services during the year ended December 31, 2005. Cost of services as a percentage of revenue decreased from 56.1% for the year ended December 31, 2004 to 54.9% for the year ended December 31, 2005. The decline was primarily due to salaries and related costs associated with our facilities and property management contracts remaining flat year-over-year, while overall revenue, the base of the cost of services percentage, significantly increased.

Our operating, administrative and other expenses on a consolidated basis were $1.0 billion, an increase of $112.7 million, or 12.4%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses, as well as increased marketing costs, which resulted from our improved operating performance. The year-over-year overall increase in operating expenses was partially muted by the absence of $15.0 million of one-time compensation expense related to our initial public offering, $5.1 million in write-downs of investments in our Americas business segment and $3.9 million of Insignia-related costs, all of which significantly impacted the results for the year ended December 31, 2004. Finally, foreign currency translation had a $5.0 million negative impact on total operating expenses during the year ended December 31, 2005. Operating expenses as a percentage of revenue decreased from 34.3% for the year ended December 31, 2004 to 32.0% for the year ended December 31, 2005, reflecting the operating leverage generally inherent in our business structure.

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

Our consolidated interest income was $11.2 million for the year ended December 31, 2005, an increase of $4.3 million, or 62.0%, as compared to the year ended December 31, 2004. This increase was primarily driven by higher average cash balances maintained in 2005 as a result of our improved results as well as rising interest rates.

Our consolidated interest expense was $56.3 million for the year ended December 31, 2005, a decrease of $11.8 million, or 17.3%, as compared to the year ended December 31, 2004. This decline was primarily driven by interest savings realized as a result of debt repayments during 2004 and 2005.

Our loss on extinguishment of debt on a consolidated basis was $7.4 million and $21.1 million for the years ended December 31, 2005 and 2004, respectively. The loss incurred for the year ended December 31, 2005 related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with repurchases of our 11 1/4% senior subordinated notes in the open market. The loss incurred for the year ended December 31, 2004 related to write-offs of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the redemptions of $70.0 million in aggregate principal amount of our 9 3/4% senior notes and $38.3 million in aggregate principal amount of our 16.0% senior notes with the net proceeds received from our initial public offering as well as in connection with the $21.6 million repurchase of our 11 1/4% senior subordinated notes in the open market during May and June 2004.

Our provision for income taxes on a consolidated basis was $138.9 million for the year ended December 31, 2005 as compared to $43.5 million for the year ended December 31, 2004. The increase in the provision for income taxes is mainly attributable to the significant increase in pre-tax income in 2005 versus 2004. The effective tax rate decreased from 40.2% for the year ended December 31, 2004 to 39.0% for the year ended December 31, 2005. The decrease was primarily a result of the change in mix of our domestic and foreign earnings.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
Americas
Revenue (1)	$2,506,913	100.0%	$2,172,813	100.0%	$1,842,050	100.0%
Costs and expenses:
Cost of services (1)	1,453,632	58.0	1,278,185	58.8	1,106,599	60.1
Operating, administrative and other	710,547	28.4	621,009	28.6	569,195	30.9
Depreciation and amortization	38,846	1.5	30,782	1.4	37,514	2.0
Merger-related charges	—	—	—	—	22,038	1.2

Operating income	$303,888	12.1%	$242,837	11.2%	$106,704	5.8%

EBITDA	$366,103	14.6%	$286,887	13.2%	$154,506	8.4%

EMEA
Revenue (1)	$933,517	100.0%	$707,330	100.0%	$551,307	100.0%
Costs and expenses:
Cost of services (1)	462,807	49.6	379,163	53.6	297,824	54.0
Operating, administrative and other	282,564	30.3	223,365	31.6	207,326	37.6
Depreciation and amortization	15,152	1.6	10,468	1.5	12,050	2.2
Merger-related charges	—	—	—	—	3,205	0.6

Operating income	$172,994	18.5%	$94,334	13.3%	$30,902	5.6%

EBITDA	$189,404	20.3%	$104,493	14.8%	$42,433	7.7%

Asia Pacific
Revenue (1)	$354,756	100.0%	$186,573	100.0%	$159,702	100.0%
Costs and expenses:
Cost of services (1)	194,073	54.7	96,124	51.5	81,319	50.9
Operating, administrative and other	115,165	32.5	64,173	34.4	57,354	35.9
Depreciation and amortization	5,499	1.5	2,430	1.3	2,476	1.6

Operating income	$40,019	11.3%	$23,846	12.8%	$18,553	11.6%

EBITDA	$43,268	12.2%	$27,285	14.6%	$21,584	13.5%

Global Investment Management
Revenue	$228,034	100.0%	$127,310	100.0%	$94,014	100.0%
Costs and expenses:
Operating, administrative and other	189,399	83.1	114,085	89.6	76,017	80.8
Depreciation and amortization	2,306	1.0	1,836	1.4	2,817	3.0
Merger-related charges	—	—	—	—	331	0.4

Operating income	$36,329	15.9%	$11,389	9.0%	$14,849	15.8%

EBITDA	$52,724	23.1%	$35,519	27.9%	$26,817	28.5%

Development Services
Revenue	$8,807	100.0%	$—	—%	$—	—%
Costs and expenses:
Operating, administrative and other	6,106	69.3	—	—	—	—
Depreciation and amortization	5,792	65.8	—	—	—	—

Operating loss	$(3,091)	(35.1)%	$—	—%	$—	—%

EBITDA	$2,025	23.0%	$—	—%	$—	—%

(1)	Revenue and cost of services have been increased from amounts previously reported for the years ended December 31, 2005 and 2004 (see Note 2 of our Notes to Consolidated Financial Statements).

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

Net interest expense and loss on extinguishment of debt have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Americas
Net income	$166,034	$124,426	$27,810
Add:
Depreciation and amortization	38,846	30,782	37,514
Interest expense	36,753	45,934	56,327
Loss on extinguishment of debt	33,847	7,386	21,075
Provision for income taxes	97,890	86,001	15,483
Less:
Interest income	7,267	7,642	3,703

EBITDA	$366,103	$286,887	$154,506

EMEA
Net income	$103,631	$60,426	$13,156
Add:
Depreciation and amortization	15,152	10,468	12,050
Interest expense	2,200	3,887	5,698
Provision for income taxes	69,698	32,777	14,431
Less:
Interest income	1,277	3,065	2,902

EBITDA	$189,404	$104,493	$42,433

Asia Pacific
Net income	$18,170	$15,297	$10,793
Add:
Depreciation and amortization	5,499	2,430	2,476
Interest expense	3,092	2,777	1,818
Provision for income taxes	16,782	6,968	6,572
Less:
Interest income	275	187	75

EBITDA	$43,268	$27,285	$21,584

Global Investment Management
Net income	$33,022	$17,192	$12,966
Add:
Depreciation and amortization	2,306	1,836	2,817
Interest expense	2,642	3,683	4,237
Provision for income taxes	15,435	13,135	7,043
Less:
Interest income	681	327	246

EBITDA	$52,724	$35,519	$26,817

Development Services
Net loss	$(2,286)	$—	$—
Add:
Depreciation and amortization	5,792	—	—
Interest expense	320	—	—
Benefit for income taxes	(1,479)	—	—
Less:
Interest income	322	—	—

EBITDA	$2,025	$—	$—

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Americas

Revenue increased by $334.1 million, or 15.4%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This largely organic revenue increase was primarily driven by a continued improving leasing trend, an increase in investment sales activity as well as higher appraisal/valuation, mortgage brokerage and property and facilities management fees. Foreign currency translation had a $9.0 million positive impact on total revenue during the year ended December 31, 2006.

Cost of services increased by $175.4 million, or 13.7%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $3.7 million negative impact on cost of services during the year ended December 31, 2006. Cost of services as a percentage of revenue decreased slightly from 58.8% for the year ended December 31, 2005 to 58.0% for the year ended December 31, 2006, primarily attributable to our mix of revenue with a higher composition of revenue being non-commissionable.

Operating, administrative and other expenses increased $89.5 million, or 14.4%, mainly driven by higher payroll-related costs including bonuses, as well as higher marketing costs, all of which primarily resulted from supporting our growing revenues. Foreign currency translation had a $4.6 million negative impact on total operating expenses during the year ended December 31, 2006.

EMEA

Revenue increased by $226.2 million, or 32.0%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Organic revenue growth accounted for approximately two-thirds of this increase, with the remainder resulting from in-fill acquisitions completed in 2005 and in 2006. The organic revenue increase was primarily driven by higher transaction revenue, particularly in the United Kingdom, France and Germany, as well as increased appraisal/valuation revenue throughout the region. The overall increase related to in-fill acquisitions was primarily driven by our acquisition of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom during the latter half of 2005 as well as our acquisition of Holley Blake in the United Kingdom early in the third quarter of 2006. Foreign currency translation had a $24.4 million positive impact on total revenue during the year ended December 31, 2006.

Cost of services increased $83.6 million, or 22.1%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount, partially due to acquisitions. Foreign currency translation had a $9.0 million negative impact on cost of services during the year ended December 31, 2006. Cost of services as a percentage of revenue decreased from 53.6% for the year ended December 31, 2005 to 49.6% for the year ended December 31, 2006, primarily driven by our mix of revenue, with a higher composition of revenue earned from markets with lower cost of services.

Operating, administrative and other expenses increased by $59.2 million, or 26.5%, mainly due to higher payroll-related costs, including bonuses, as well as increased marketing costs in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Foreign currency translation had a $5.9 million negative impact on total operating expenses during the year ended December 31, 2006.

Asia Pacific

Revenue increased by $168.2 million, or 90.1%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Over 70% of the increase was due to acquisitions, primarily driven by our acquisition of an additional stake in our Japanese affiliate, IKOMA, in early January 2006, which took our equity interest in IKOMA to 51% and led to our consolidation of IKOMA’s results, with the remainder attributable to organic growth. The organic revenue increase was primarily driven by higher transaction revenue as well as increased appraisal/valuation activity in Australia. Foreign currency translation had a $5.4 million negative impact on total revenue during the year ended December 31, 2006.

Cost of services increased by $97.9 million, or 101.9%, mainly due to higher commissions and additional headcount, both of which were primarily attributable to our consolidation of IKOMA as well as increased activity in Australia. Cost of services as a percentage of revenue increased from 51.5% for the year ended December 31, 2005 to 54.7% for the year ended December 31, 2006, primarily driven by a higher transaction commission rate at IKOMA, which we expect to improve upon full integration. Foreign currency translation had a $3.6 million positive impact on cost of services for the year ended December 31, 2006.

Operating, administrative and other expenses increased by $51.0 million, or 79.5%, primarily due to an increase in payroll-related costs, including bonuses, as well as higher occupancy and marketing costs, which largely resulted from our consolidation of IKOMA as well as improved results in Australia. Foreign currency translation had a $2.3 million positive impact on total operating expenses during the year ended December 31, 2006.

Global Investment Management

Revenue increased by $100.7 million, or 79.1%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The improvement was mainly driven by increased carried interest revenue of $73.7 million as well as higher asset management fees earned in the United States and the United Kingdom. Foreign currency translation had a $0.1 million positive impact on total revenue during the year ended December 31, 2006.

Operating, administrative and other expenses increased by $75.3 million, or 66.0%, primarily due to an increase in carried interest incentive compensation expense of $55.2 million recognized for dedicated executives and team leaders with participation interests in certain real estate investments under management, as well as higher bonus expense resulting from improved results. During the year ended December 31, 2006, we recorded a total of $91.1 million of incentive compensation expense related to carried interest revenue, a part of which pertained to revenue recognized during the current year with the remainder (approximately $50.2 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain contractual hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $50.2 million additional incentive compensation expense accrued during the year ended December 31, 2006. Foreign currency translation had a $0.7 million negative impact on total operating expenses during the year ended December 31, 2006.

Development Services

The Development Services segment consists of real estate development and investment activities primarily in the United States acquired in the Trammell Crow Company Acquisition on December 20, 2006. This segment includes activity from the acquisition date through December 31, 2006, including revenue of $8.8 million as well as operating, administrative and other expenses of $6.1 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Americas

Revenue increased by $330.8 million, or 18.0%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The overall increase was primarily driven by continued strong investment sales activity, improved leasing activity, higher appraisal and management fees and increased loan origination fees. Foreign currency translation had an $8.3 million positive impact on total revenue during the year ended December 31, 2005.

Cost of services increased by $171.6 million, or 15.5%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $3.5 million negative impact on cost of services during the year ended December 31, 2005. Cost of services as a percentage of revenue declined from 60.1% for the year ended December 31, 2004 to 58.8% for the year ended December 31, 2005, primarily due to a decrease in the salaries and related costs associated with our facilities and property management contracts (the reimbursement of which is now reflected in revenue) in 2005 versus 2004 combined with an increase in overall revenue. The increase in cost of services as a percentage of revenue due to producers reaching higher commission tranches as a result of achieving higher revenue was offset by a decrease in cost of services as a percentage of revenue as a result of lower payroll related costs as well as lower broker draw amortization in 2005. During the year ended December 31, 2004, we recorded $4.7 million of broker draw amortization, which included a $1.4 million one-time adjustment to correct the amortization taken for the period from the date of the Insignia Acquisition through December 31, 2003. The amortization of the broker draw asset acquired in the Insignia Acquisition reflected the pattern in which the associated economic benefits were consumed, the fair value of which was refined during the three months ended March 31, 2004. As of July 31, 2005, the net broker draw asset was fully amortized.

Operating, administrative and other expenses increased $51.8 million, or 9.1%, mainly driven by higher payroll-related costs, including bonuses, as well as increased marketing costs, which primarily resulted from supporting our growing revenues. The year-over-year overall increase in operating, administrative and other expenses was partially muted by the absence of $15.0 million of one-time compensation expense related to our initial public offering, $5.1 million in write-downs of investments and $3.6 million of Insignia-related costs, all of which significantly impacted the results for the year ended December 31, 2004. Foreign currency translation had a $3.7 million negative impact on total operating expenses during the year ended December 31, 2005.

EMEA

Revenue increased by $156.0 million, or 28.3%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily driven by higher transaction revenue, particularly in the United Kingdom, France and Germany, as well as increased appraisal fees throughout the region. Foreign currency translation had a $10.9 million negative impact on total revenue during the year ended December 31, 2005.

Cost of services increased $81.3 million, or 27.3%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount. Also contributing to the increase were higher salaries and related costs associated with our facilities and property management contracts. Foreign currency translation had a $4.0 million positive impact on cost of services during the year ended December 31, 2005. Cost of services as a percentage of revenue was relatively consistent between periods at 53.6% for the year ended December 31, 2005 versus 54.0% for the year ended December 31, 2004.

Operating, administrative and other expenses increased by $16.0 million, or 7.7%, mainly due to higher payroll-related costs, including bonuses, as well as increased marketing costs in the region, which were consistent with the improved results. These increases were partially offset by a decline in occupancy costs in the United Kingdom, primarily resulting from lower charges for idle facilities in 2005. Foreign currency translation had a $0.5 million positive impact on total operating expenses during the year ended December 31, 2005.

Asia Pacific

Revenue increased by $26.9 million, or 16.8%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was primarily driven by higher business activity levels throughout the region in general, as well as revenue from expanding markets, such as China. Foreign currency translation had a $4.8 million positive impact on total revenue during the year ended December 31, 2005.

Cost of services increased by $14.8 million, or 18.2%, mainly due to higher commissions, which were consistent with higher transaction revenue. Producer compensation expense was also higher, primarily in Australia and China, as a result of headcount increases. Foreign currency translation had a $2.2 million negative impact on cost of services for the year ended December 31, 2005.

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

Operating, administrative and other expenses increased by $38.1 million, or 50.1%, primarily due to higher carried interest incentive compensation accruals of $33.9 million recognized for dedicated executives and team leaders with participation interests in certain real estate investments under management. For the year ended December 31, 2005, we recorded a total of $35.9 million of incentive compensation expense related to carried interest revenue, part of which pertained to the $28.0 million of revenue recognized in 2005 with the remainder (approximately $19.3 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain contractual hurdles are met. Foreign currency translation did not have a significant impact on this operating segment during the current year.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2007 is approximately $88.1 million of anticipated net capital expenditures, including $27.3 million associated with recent acquisitions. The capital expenditures for 2006 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

During 2003 and 2006, we required substantial amounts of new equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary transactions, our management anticipates that our cash flow from operations and revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

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

The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are our obligations related to our deferred compensation plans and our U.K. pension plans. Pursuant to our deferred compensation plans, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plans represent future cash payment obligations for us. We currently have invested in insurance and mutual funds for the purpose of funding our future cash deferred compensation obligations. In addition, upon each distribution under the plans, we receive a corresponding tax deduction for such compensation payment. Our U.K. subsidiaries maintain pension plans with respect to which a limited number of our U.K. employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. As of December 31, 2006, based upon actuarial calculations of future benefit obligations under these plans, they were in the aggregate approximately $58.0 million underfunded.

Our management expects that any future obligations under our deferred compensation plans and pension plans that are not currently funded will be funded out of our future cash flow from operations.

In January 2007, we completed the sale of the approximately 19% ownership in Savills plc, a real estate services company based in the United Kingdom, held by Trammell Crow Company. The disposition was effected through the sale of approximately 25.9 million shares of Savills plc common stock. The proceeds from the sale, net of selling costs, totaled approximately $311.0 million, and will be used primarily to reduce debt. We expect to record a pre-tax loss of approximately $34.0 million in 2007 in connection with the disposition, which is largely driven by stock price depreciation from December 31, 2006 through the date of sale.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $370.5 million for the year ended December 31, 2006, an increase of $10.8 million as compared to the year ended December 31, 2005. This increase was primarily due to improved operating performance experienced in 2006 in comparison to the year ended December 31, 2005, which was evidenced by increases in net income, income taxes paid, compensation and employee benefits payable and accrued bonuses and profit sharing offset by an increase in accounts receivable. This net increase in cash provided by operating activities in 2006 was partially offset by higher deposits in the United Kingdom, primarily made to replace a letter of credit requirement related to one of our leases, as well as an increase in prepaid compensation in the current year. Lastly, the new presentation of incremental tax benefits resulting from stock options exercised as financing inflows in the current year as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R versus operating inflows in the prior year also partially offset the overall increase.

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

Investing Activities

Net cash used in investing activities totaled $2.1 billion for the year ended December 31, 2006, representing an increase of $1.9 billion as compared to the year ended December 31, 2005. The increase was primarily due to the use of cash for acquisitions, particularly our acquisition of Trammell Crow Company. Also contributing to the net increase in the current year was an increase in restricted cash as well as higher capital expenditures. The increase in restricted cash represents funds set aside to cover deferred purchase consideration relative to the Trammell Crow Company Acquisition.

Net cash used in investing activities totaled $115.5 million for the year ended December 31, 2005, an increase of $87.2 million compared to the year ended December 31, 2004. The increase was primarily due to the use of cash for in-fill acquisitions in 2005, particularly our acquisitions of CB Richard Ellis Gunne in Ireland and Dalgleish & Company in the United Kingdom. The increase was also driven by the receipt of proceeds in the year ended December 31, 2004 from the sale of property held for sale related to a real estate investment in Japan, partially offset by a decline in capital expenditures.

Financing Activities

Net cash provided by financing activities totaled $1.5 billion for the year ended December 31, 2006 as compared to net cash used in financing activities of $47.3 million for the year ended December 31, 2005. The increase in net cash provided by financing activities was primarily driven by the debt financing required by the Trammell Crow Company Acquisition, net of associated deferred financing fees. This increase was partially offset by repayment of debt, including the remaining outstanding balance of our 11 1/4% senior subordinated notes, a substantial majority of the remaining outstanding balance of our 9 3/4% senior notes as well as the repayment of our prior senior secured term loan.

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

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Total debt (1)	$2,204,717	$138,044	$23,279	$998,356	$1,045,038
Operating leases (2)	842,371	139,815	244,246	195,242	263,068
Deferred compensation plan liability (3)	234,153	9,019	27,400	28,500	169,234
Pension liability (3) (4)	57,971	—	—	—	57,971
Notes payable on real estate (recourse) (5)	17,366	9,154	8,212	—	—
Notes payable on real estate (non recourse) (5)	329,667	145,539	151,321	32,807	—
Deferred purchase consideration (6)	159,676	159,676	—	—	—

Total Contractual Obligations	$3,845,921	$601,247	$454,458	$1,254,905	$1,535,311

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (2)	$5,001	$2,163	$2,588	$250	$—
Guarantees (2) (7)	6,780	6,780	—	—	—
Co-investments (2)	67,344	41,367	25,977	—	—
Other (8)	14,689	14,689	—	—	—

Total Other Commitments	$93,814	$64,999	$28,565	$250	$—

(1)	See Note 14 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (in thousands): 2007—$143,024; 2008 to 2009—$283,777; 2010 – 2011—$277,958 and thereafter $140,845. The interest payments on the variable rate debt have been calculated at the interest rate in effect at December 31, 2006.
(2)	See Note 15 of our Notes to the Consolidated Financial Statements.
(3)	See Note 16 of our Notes to the Consolidated Financial Statements.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(5)	See Note 13 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 6.0% to 9.25% at December 31, 2006. In general, interest is drawn on the underlying construction loan and subsequently paid with proceeds received upon the sale of the real estate project.
(6)	Represents portion of the total purchase price for the acquisition of Trammell Crow Company that has not been paid. As of December 31, 2006, approximately $159.7 million is included in restricted cash in the accompanying consolidated balance sheets with a corresponding current liability included in deferred purchase consideration. Amount relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.
(7)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(8)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2006. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, entire balance has been reflected as expiring in less than one year.

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

Most of our long-term indebtedness was incurred in connection with our acquisition of CB Richard Ellis Services in July 2001, the Insignia Acquisition in July 2003 and the Trammell Crow Company Acquisition in December 2006. The CB Richard Ellis Services acquisition, which was a going private transaction involving members of our senior management, affiliates of Blum Capital Partners and Freeman Spogli & Co. and some of our other existing stockholders, was undertaken so that we could take advantage of growth opportunities and focus on improvements in the CB Richard Ellis Services businesses. The Insignia Acquisition increased the scale of our real estate advisory services and outsourcing services businesses as well as significantly increased our presence in the New York, London and Paris metropolitan areas. The Trammell Crow Company Acquisition has expanded our global leadership and strengthened our ability to provide integrated account management and comprehensive real estate services for our clients.

Since 2001, we have maintained a credit agreement with Credit Suisse, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On June 26, 2006, we entered into a $600.0 million multi-currency senior secured revolving credit facility with a syndicate of banks led by CS, as administrative and collateral agent, which fully replaced our prior credit agreement. In connection with the replacement of our prior credit facility, we wrote off $8.2 million of unamortized deferred financing fees during the year ended December 31, 2006. On December 20, 2006, we entered into an amendment and restatement to our credit agreement (the Credit Agreement) to, among other things, allow the consummation of the Trammell Crow Company Acquisition and the incurrence of the senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion.

Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011. This revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million available to one of our Australian and New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2008 through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million beginning March 31, 2007 through September 30, 2013, with the balance payable on December 20, 2013, and (4) the ability to borrow an additional $300.0 million, subject to the satisfaction of customary conditions.

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2006, we had no revolving credit facility principal outstanding. As of December 31, 2006, letters of credit totaling $5.9 million were outstanding under the revolving credit facility, which letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. As of December 31, 2006, we had $973.0 million and $1.1 billion of tranche A and tranche B term loan facilities’ principal outstanding, respectively, each with a related interest rate of 6.9%, which are included in the accompanying consolidated balance sheets.

Our previous credit agreement dated April 23, 2004, as amended on November 15, 2004 and May 10, 2005, included the following: (1) a term loan facility of $295.0 million, which required quarterly principal payments of $2.95 million beginning December 31, 2004 through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. Our previous credit agreement also permitted us to make additional borrowings under a term loan facility of up to $25.0 million, subject to the satisfaction of customary conditions.

Borrowings under the term loan facility bore interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate was the higher of (1) CS’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The total amount outstanding under the term loan facility included in the senior secured term loans and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $265.3 million as of December 31, 2005.

Borrowings under the prior revolving credit facility bore interest at varying rates based at our option, on either the applicable LIBOR plus 2.00% to 2.50% or the alternate base rate plus 1.00% to 1.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the previous credit agreement). There was no revolving credit facility principal outstanding as of December 31, 2005.

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

In connection with the Trammell Crow Company Acquisition, on December 20, 2006, we immediately repaid Trammell Crow Company’s outstanding revolving credit facility of $74.0 million.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. Additionally, we wrote off $3.1 million of unamortized deferred financing costs in connection with this redemption. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006, we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of our outstanding 9 3/4% senior notes. In connection with this tender offer, we paid a premium of $8.3 million and wrote off $3.3 million of unamortized deferred financing costs. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the remaining 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $3.3 million and $130.0 million as of December 31, 2006 and 2005, respectively.

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

Our Credit Agreement contains numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and a maximum leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our 9 3/4% senior notes. On April 4, 2006, Moody’s Investor Service upgraded its rating of our 9 3/4% senior notes from Ba3 to Ba1 and stated its rating outlook was stable. On May 1, 2006, Standard & Poor’s Rating Service raised our credit rating from BB- to BB+ on our 9 3/4% senior notes and stated its ratings outlook was stable. On October 31, 2006, Moody’s Investor Service affirmed our senior debt ratings with a stable outlook following the announcement of the Trammell Crow Company Acquisition, while Standard & Poor’s placed our credit ratings on Credit Watch with negative implications pending a full assessment of the Trammell Crow Company Acquisition before determining a final ratings outcome. On November 13, 2006, Standard & Poor’s affirmed our ratings with a stable outlook and removed them from Credit Watch negative. On December 21, 2006, Standard & Poor’s assigned a bank loan rating of BB+ to the tranche A and tranche B senior secured term loans of the Credit Agreement. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such current or future borrowings.

Our wholly-owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA, or WaMu, and JP Morgan Chase Bank, N.A., or JP Morgan, for the purpose of funding mortgage loans that will be resold. The original credit agreement with WaMu, assigned from Residential Funding Corporation on March 1, 2005 and assumed by WaMu on that date, provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on September 1, 2005. During the latter half of 2005 and continuing into 2006, we executed several amendments extending the warehouse line of credit with WaMu, the last of which extended the agreement until July 1, 2006.

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

On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expired on November 14, 2006. On November 14, 2006, CBRE Melody executed an amendment to the credit agreement whereby the maturity date was extended to November 30, 2007.

During the years ended December 31, 2006 and 2005, we had a maximum of $399.8 million and $256.0 million of warehouse lines of credit principal outstanding. As of December 31, 2006 and 2005, we had $104.0 million and $256.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $104.0 million and $256.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2006 and 2005, respectively, and which are also included in the accompanying consolidated balance sheets.

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

All outstanding principal on this note and all accrued interest unpaid shall be finally due and payable on demand, or if no demand is made, then on or before July 31, 2007, initially. On November 14, 2006, CBRE Melody executed an amendment extending the maturity on this note to November 30, 2007. As of December 31, 2006, there were no amounts outstanding under this revolving credit note.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CBRE Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement plus 12 basis points. This interest rate is now equal to the interest rate in effect with amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million and $11.6 million as of December 31, 2006 and 2005, respectively.

In January 2006, we acquired an additional stake in our Japanese affiliate, IKOMA, which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of December 31, 2006, IKOMA had $6.7 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2006 and 2005, $2.2 million and $4.6 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of December 31, 2006 and 2005, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

We have four deferred compensation plans, or DCPs. The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The third, which we refer to as the Restoration Plan, was assumed by us in connection with the Insignia Acquisition, has been frozen and is no longer accepting deferrals. The fourth, which we refer to as the Trammell Crow Company DCP, was adopted by the Trammell Crow Company effective January 1, 2006, and was assumed by us in connection with the Trammell Crow Company Acquisition.

Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment sooner than we expect.

Pre-August 2004 DCP

Prior to amending the Pre-August 2004 DCP as discussed below, each participant in the Pre-August 2004 DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ended or on a future date at least three years after the deferral election date. The investment alternatives available to participants included two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of December 31, 2006, there were 3,217,235 outstanding stock fund units under the Pre-August 2004 DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $6.2 million and $7.6 million at December 31, 2006 and 2005, respectively.

Effective August 1, 2004, we closed the Pre-August 2004 DCP. On August 13, 2004, deferrals made by participants for the Plan Year 2004 were deposited in the Post-August 2004 DCP. Effective August 1, 2004, no additional deferrals were permitted under the Pre-August 2004 DCP. Existing account balances under the plan will be paid to participants in the future according to their existing deferral elections. However, currently all participants may make unscheduled in-service withdrawals of their account balances, including the shares of Class A common stock underlying stock fund units, if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal. Unscheduled in-service withdrawals continue to be permitted under this Plan because it is grandfathered from the rules of new Section 409A of the Internal Revenue Code, or IRC.

Post-August 2004 DCP

Effective August 1, 2004, we adopted the Post-August 2004 DCP, which began accepting deferrals for compensation earned after August 13, 2004. At adoption, each participant’s original deferral election made for the Plan Year 2004 in the Pre-August 2004 DCP was carried into the Post-August 2004 DCP. Participants were not allowed to make new deferral elections for the Plan Year 2004.

Under the Post-August 2004 DCP, each participant is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. Deferrals are credited at the participant’s election to one or more investment alternatives under the Post-August 2004 DCP, which include a money-market fund and four mutual fund investment options. There is limited flexibility for participants to change distribution elections once made. Effective January 1, 2005, the Post-August 2004 DCP conforms to all the provisions outlined in Section 409A of the IRC and, therefore, does not allow for unscheduled in-service distributions.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability for our Pre-August 2004 DCP and Post-August 2004 DCP totaling $228.3 million and $184.7 million at December 31, 2006 and 2005, respectively, and assets (in the form of insurance) set aside to cover the liability of $203.3 million and $144.6 million as of December 31, 2006 and 2005, respectively. The current portion of the accumulated non-stock liability is $7.4 million and $16.1 million at December 31, 2006 and 2005, respectively, and is included in compensation and employee benefits payable in the accompanying consolidated balance sheets.

Restoration Plan

The Restoration Plan, assumed in connection with the Insignia Acquisition, has been frozen and is no longer accepting deferrals. The Restoration Plan is being administered only for the purpose of making distributions when participants terminate employment. The Restoration Plan is unfunded and has an accumulated non-stock liability of $4.2 million included in the accompanying consolidated balance sheets as of December 31, 2006 and 2005.

Trammell Crow Company DCP

Effective January 1, 2006, Trammell Crow Company established a non-qualified deferred compensation plan, or Trammell Crow Company DCP, for certain key employees of Trammell Crow Company. A portion of the eligible employees’ compensation can be directed into the Trammell Crow Company DCP. The Trammell Crow Company DCP is funded and included in the accompanying consolidated balance sheets is an accumulated non-stock liability of $1.6 million at December 31, 2006 and investments set aside to cover the liability of $1.6 million at December 31, 2006. The investments are included in trading securities and the Trammell Crow Company DCP liability is included in compensation and employee benefits payable in the accompanying consolidated balance sheets at December 31, 2006.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $58.0 million and $41.2 million at December 31, 2006 and 2005, respectively. We expect to contribute a total of $8.3 million to fund our pension plan for the year ended December 31, 2007.

Other Obligations and Commitments

We had outstanding letters of credit totaling $5.0 million as of December 31, 2006, excluding letters of credit related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit primarily relate to letters of credit executed by Trammell Crow Company in the normal course of business of our Development Services segment. The letters of credit expire at varying dates through June 2010.

We had guarantees totaling $6.8 million as of December 31, 2006, excluding guarantees related to indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

As part of the Trammell Crow Company Acquisition, we assumed several other Trammell Crow Company debt repayment guarantees of unconsolidated subsidiaries that are subject to the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”, or FIN 45. We estimate that our likely exposure under these guarantees is not material. On this basis, we estimate that the fair value of these guarantees is equivalent to the amount necessary to secure the guarantees using letters of credit from a bank, and the aggregate amount is nominal.

Additionally, in connection with the Trammell Crow Company Acquisition, we have assumed numerous completion and budget guarantees relating to development projects. These guarantees were made with third-party owners by Trammell Crow Company in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. Our management does not expect to incur any material losses under these guarantees.

As a result of development activities acquired in the Trammell Crow Company Acquisition, from time to time, we act as a general contractor with respect to construction projects. We do not consider these activities to be a material part of our business. In connection with these activities, we seek to subcontract construction work for certain projects to reputable subcontractors. Should construction defects arise relating to the underlying projects, we could potentially be liable to the client for the costs to repair such defects; we would generally look to the subcontractor that performed the work to remedy the defect. Our management does not expect to incur material losses with respect to construction defects.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2006, we had committed $67.3 million to fund future co-investments, of which $41.4 million is expected to be funded during 2007. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

In June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial position and results of operations, but are not yet in a position to make this determination. The estimated impact of the adoption of FIN 48 on our financial statements is subject to change due to the issuance of the FASB Staff Position on FIN 48 and the finalization of our adoption efforts.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” or SFAS No. 158. SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. This resulted in a decrease in stockholders’ equity of $8.6 million, which was net of a tax benefit of $3.7 million. The partial adoption of SFAS No. 158 had no effect on net earnings on cash flows. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact that the full adoption of SFAS No. 158 will have, if any, on our consolidated financial position and results of operations.

In November 2006, the FASB issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” or EITF Issue No. 06-8. EITF Issue No. 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF Issue No. 06-8 is effective for the first annual reporting period beginning after March 15, 2007. We do not expect the adoption of EITF Issue No. 06-8 to have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

Exchange Rates

During the year ended December 31, 2006, approximately 37.6% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. As a result, fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2006, foreign currency translation had a $28.1 million positive impact on our total revenue and an $18.0 million negative impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. On April 17, 2006, we entered into foreign currency exchange forward contracts with an aggregate notional amount of approximately $23.9 million, which expired on various dates through December 29, 2006. On April 19, 2006, we entered into two option agreements to purchase an aggregate notional amount of 44.0 million British pounds sterling and 46.0 million euros, both of which expired on December 27, 2006. On August 21, 2006, we entered into an option agreement to sell a notional amount of 44.0 million British pounds sterling to offset the option purchased on April 19, 2006 and we entered into a foreign currency exchange forward contract with a notional amount of 44.0 million British pounds sterling, which expired on December 29, 2006. On December 20, 2006, we entered into two option agreements to purchase an aggregate notional amount of 160.0 million British pounds sterling, which were terminated in January 2007 in connection with the sale of Trammell Crow Company’s investment in Savills plc. The net impact on our earnings resulting from gains and/or losses on our option agreement as well as our foreign currency exchange forward contracts was not significant for the year ended December 31, 2006. We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Excluding notes payable on real estate, our fixed and variable rate long-term debt at December 31, 2006 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate		Daily One-Month LIBOR + 0.75%	Daily Chase- London LIBOR + 0.75%	Three- Month LIBOR + 1.50% (2)	Three- month LIBOR - 1.50% + 12 basis points (3)	Six-Month LIBOR - 2.0%	1.05%	1.34%	Total
2007	$852		$1,642	$102,350	$11,000	$11,245	$4,241	$5,036	$1,678	$138,044
2008	784		—	—	11,000	—	—	—	—	11,784
2009	495		—	—	11,000	—	—	—	—	11,495
2010	3,336	(1)	—	—	11,000	—	—	—	—	14,336
2011	20		—	—	984,000	—	—	—	—	984,020
Thereafter	38		—	—	1,045,000	—	—	—	—	1,045,038

Total	$5,525		$1,642	$102,350	$2,073,000	$11,245	$4,241	$5,036	$1,678	$2,204,717

Weighted Average Interest Rate	8.4%		6.1%	6.1%	6.9%	7.0%	3.3%	1.1%	1.3%	6.8%

(1)	Primarily includes our 9 3/4% senior notes.
(2)	Consists of amounts due under our senior secured term loan facilities. As of December 31, 2006, the majority of this debt bore interest at the applicable fixed rate plus 1.50%. We’ve used the three-month LIBOR as a benchmark for disclosure of the fixed rate.
(3)	Interest rate on this debt is equal to interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 68 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at December 31, 2006, the net impact would be a decrease of $15.0 million on pre-tax income and cash provided by operating activities for the year ended December 31, 2006.

We also have $347.0 million of notes payable on real estate as of December 31, 2006. These notes have interest rates ranging from 6.0% to 9.25% with maturity dates extending through 2011. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $3.5 million.

Based on dealers’ quotes at December 31, 2006, the estimated fair values of our 9 3/4% senior notes was $3.5 million. Estimated fair values for the term loan under our senior secured term loan facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at December 31, 2006.

Historically, we have not entered into agreements with third parties for the purpose of hedging our exposure to changes in interest rates. If we do enter into any such agreements, we do so for risk management purposes only and not to engage in speculative activities with respect to interest rates. On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CB Richard Ellis Group, Inc.:

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Group, Inc., and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index to the Consolidated Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CB Richard Ellis Group, Inc., and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2007

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$244,476	$449,289
Restricted cash	212,938	5,179
Receivables, less allowance for doubtful accounts of $22,190 and $15,646 at December 31, 2006 and 2005, respectively	880,809	483,175
Warehouse receivables	103,992	255,963
Prepaid expenses	77,355	36,402
Deferred tax assets, net	143,024	38,629
Real estate under development	60,853	—
Real estate and other assets held for sale	61,846	—
Trading securities	355,503	—
Available for sale securities	371	—
Other current assets	70,846	16,327

Total Current Assets	2,212,013	1,284,964
Property and equipment, net	180,546	137,655
Goodwill	2,188,352	880,179
Other intangible assets, net of accumulated amortization of $55,065 and $30,586 at December 31, 2006 and 2005, respectively	441,073	109,540
Deferred compensation assets	203,271	144,597
Investments in and advances to unconsolidated subsidiaries	227,799	106,153
Deferred tax assets, net	—	94,200
Real estate under development	171,826	—
Real estate held for investment	166,975	—
Available for sale securities	27,949	6,661
Other assets, net	124,827	51,723

Total Assets	$5,944,631	$2,815,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$480,852	$254,085
Deferred purchase consideration	159,676	—
Compensation and employee benefits payable	330,938	189,984
Accrued bonus and profit sharing	524,184	324,973
Income taxes payable	48,576	63,918
Short-term borrowings:
Warehouse line of credit	103,992	255,963
Other	22,216	16,189

Total short-term borrowings	126,208	272,152
Current maturities of long-term debt	11,836	11,913
Notes payable on real estate	134,287	—
Liabilities related to real estate and other assets held for sale	51,735	—
Other current liabilities	37,721	20,778

Total Current Liabilities	1,906,013	1,137,803
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount of $1,648 at December 31, 2005	—	163,021
Senior secured term loans	2,062,000	253,450
9 3/4% senior notes	3,310	130,000
Other long-term debt	1,363	2,685

Total Long-Term Debt	2,066,673	549,156
Deferred compensation liability	225,179	172,871
Deferred tax liabilities, net	80,603	—
Pension liability	57,971	41,194
Notes payable on real estate	166,184	—
Other liabilities	182,231	114,139

Total Liabilities	4,684,854	2,015,163
Commitments and contingencies	—	—
Minority interest	78,136	6,824
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 227,474,835 and 221,353,746 shares issued and outstanding at December 31, 2006 and 2005, respectively	2,275	2,214
Additional paid-in capital	610,406	548,652
Notes receivable from sale of stock	(60)	(101)
Accumulated earnings	602,086	283,515
Accumulated other comprehensive loss	(33,066)	(40,595)

Total Stockholders’ Equity	1,181,641	793,685

Total Liabilities and Stockholders’ Equity	$5,944,631	$2,815,672

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$4,032,027	$3,194,026	$2,647,073
Costs and expenses:
Cost of services	2,110,512	1,753,472	1,485,742
Operating, administrative and other	1,303,781	1,022,632	909,892
Depreciation and amortization	67,595	45,516	54,857
Merger-related charges	—	—	25,574

Operating income	550,139	372,406	171,008
Equity income from unconsolidated subsidiaries	33,300	38,425	20,977
Minority interest expense	6,120	2,163	1,502
Other income	8,610	—	—
Interest income	9,822	11,221	6,926
Interest expense	45,007	56,281	68,080
Loss on extinguishment of debt	33,847	7,386	21,075

Income before provision for income taxes	516,897	356,222	108,254
Provision for income taxes	198,326	138,881	43,529

Net income	$318,571	$217,341	$64,725

Basic income per share	$1.41	$0.98	$0.32

Weighted average shares outstanding for basic income per share	226,685,122	222,129,066	203,326,218

Diluted income per share	$1.35	$0.95	$0.30

Weighted average shares outstanding for diluted income per share	235,118,341	229,855,056	214,035,219

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$318,571	$217,341	$64,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,595	45,516	54,857
Amortization and write-off of deferred financing costs	18,447	5,914	11,353
Amortization and write-off of long-term debt discount	1,648	689	3,334
Deferred compensation deferrals	41,035	28,625	24,057
Write-off of impaired investments	—	—	5,134
Gain on sale of servicing rights, property held for sale and other assets	(8,099)	(4,158)	(7,974)
Gain on trading securities	(8,610)	—	—
Equity income from unconsolidated subsidiaries	(33,300)	(38,425)	(20,977)
Distribution of earnings from unconsolidated subsidiaries	29,384	24,997	11,502
In-kind distributions from unconsolidated subsidiaries	(9,614)	—	—
Minority interest expense	6,120	2,163	1,502
Provision for doubtful accounts	4,696	4,214	2,367
Deferred income taxes	(23,055)	(5,659)	15,803
Compensation expense for stock options and non-vested awards	12,282	5,463	1,144
Incremental tax benefit from stock options exercised	(31,774)	—	—
Tenant concessions received	10,566	4,273	13,697
Increase in receivables	(188,708)	(93,135)	(68,516)
Increase in deferred compensation assets	(58,674)	(42,020)	(26,189)
(Increase) decrease in prepaid expenses and other assets	(58,480)	(9,387)	14,389
Decrease in real estate held for sale and under development	66,913	—	—
Decrease in notes payable on real estate held for sale and under development	(59,563)	—	—
Increase (decrease) in accounts payable and accrued expenses	71,214	66,344	(10,842)
Increase in compensation and employee benefits payable and accrued bonus and profit sharing	196,320	102,502	73,560
Increase in income taxes payable	2,440	86,696	18,208
Increase (decrease) in other liabilities	3,422	(41,226)	4,661
Other operating activities, net	(295)	(1,071)	1,412

Net cash provided by operating activities	370,481	359,656	187,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	8,041	3,649	6,703
Proceeds from sale of property held for sale	—	64,828	50,401
Investment in property held for sale	—	(64,828)	—
Capital expenditures	(55,298)	(37,751)	(52,953)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(107,491)	(75,694)	(25,142)
Cash paid for acquisition of Trammell Crow Company, net of cash acquired	(1,677,422)	—	—
Contributions to investments in unconsolidated subsidiaries, net of capital distributions	(34,389)	(11,175)	(8,929)
(Increase) decrease in restricted cash	(195,792)	4,047	6,470
Other investing activities, net	418	1,415	(4,901)

Net cash used in investing activities	(2,061,933)	(115,509)	(28,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	843,324	—	186,750
Repayment of revolving credit facility	(843,324)	—	(186,750)
Proceeds from senior secured term loans	2,073,000	—	—
Repayment of senior secured term loan	(265,250)	(11,800)	(20,450)
Repayment of 11 1/4% senior subordinated notes	(164,669)	(42,700)	(21,631)
Repayment of 9 3/4% senior notes	(126,690)	—	(70,000)
Repayment of Trammell Crow Company’s revolving credit facility	(74,000)	—	—
Proceeds from notes payable on real estate held for investment	18,200	—	—
Repayment of short-term borrowings and other loans, net	(8,626)	(2,533)	(16,681)
Proceeds from debt related to property held for sale	—	53,543	—
Repayment of debt related to property held for sale	—	(53,543)	(41,956)
Repayment of 16% senior notes	—	—	(38,316)
Proceeds from issuance of common stock, net	—	—	135,000
Proceeds from exercise of stock options	15,572	11,450	9,643
Incremental tax benefit from stock options exercised	31,774	—	—
Minority interest contributions (distributions), net	11,610	(1,718)	(2,221)
Payment of deferred financing fees	(29,843)	(318)	(4,683)
Other financing activities, net	(1,955)	347	3,929

Net cash provided by (used in) financing activities	1,479,123	(47,272)	(67,366)
Effect of currency exchange rate changes on cash and cash equivalents	7,516	(4,482)	1,525
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(204,813)	192,393	93,015
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	449,289	256,896	163,881

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$244,476	$449,289	$256,896

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$55,927	$52,398	$78,754

Income taxes, net of refunds	$218,935	$56,817	$17,915

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares	Class A common stock	Class B common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings	Accumulated other comprehensive income (loss)		Total
							Minimum pension liability and other	Foreign currency translation and other
Balance at December 31, 2003	181,747,809	$216	$1,602	$358,122	$(4,680)	$1,449	$(15,109)	$(8,671)	$332,929
Net income	—	—	—	—	—	64,725	—	—	64,725
Conversion of Class B common stock to Class A common stock	—	1,602	(1,602)	—	—	—	—	—	—
Proceeds from initial public offering, net of issuance costs	23,180,292	231	—	134,769	—	—	—	—	135,000
Noncash issuance of Class A common stock	11,046	—	—	210	—	—	—	—	210
Non-vested stock grants	30,954	—	—	—	—	—	—	—	—
Net cancellation and distribution of deferred compensation stock fund units	2,260,509	22	—	(479)	—	—	—	—	(457)
Net collection on notes receivable from sale of stock	—	—	—	—	4,247	—	—	—	4,247
Purchase of common stock	—	—	—	(137)	—	—	—	—	(137)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	8,886	—	8,886
Stock options exercised (including tax benefit)	5,872,407	59	—	18,711	—	—	—	—	18,770
Compensation expense for stock options	—	—	—	1,185	—	—	—	—	1,185
Foreign currency translation loss	—	—	—	—	—	—	—	(5,410)	(5,410)
Cancellation of non-vested stock awards	(8,730)	—	—	—	—	—	—	—	—

Balance at December 31, 2004	213,094,287	$2,130	$—	$512,381	$(433)	$66,174	$(6,223)	$(14,081)	$559,948
Net income	—	—	—	—	—	217,341	—	—	217,341
Noncash issuance of common stock	5,910	—	—	229	—	—	—	—	229
Non-vested stock grants	472,368	5	—	—	—	—	—	—	5
Net cancellation and distribution of deferred compensation stock fund units	2,764,470	28	—	(471)	—	—	—	—	(443)
Net collection on notes receivable from sale of stock	—	—	—	—	332	—	—	—	332
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(14,516)	—	(14,516)
Stock options exercised (including tax benefit)	5,016,711	51	—	31,007	—	—	—	—	31,058
Compensation expense for stock options and non-vested stock awards	—	—	—	5,506	—	—	—	—	5,506
Foreign currency translation loss	—	—	—	—	—	—	—	(5,775)	(5,775)

Balance at December 31, 2005	221,353,746	$2,214	$—	$548,652	$(101)	$283,515	$(20,739)	$(19,856)	$793,685
Net income	—	—	—	—	—	318,571	—	—	318,571
Net cancellation and distribution of deferred compensation stock fund units	671,648	6	—	(89)	—	—	—	—	(83)
Net collection on notes receivable from sale of stock	—	—	—	—	41	—	—	—	41
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	—	—	50	50
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	1,718	—	1,718
Adoption of SFAS No. 158, net of $3.7 million in tax	—	—	—	—	—	—	(8,586)	—	(8,586)
Stock options exercised (including tax benefit)	4,393,671	44	—	49,954	—	—	—	—	49,998
Noncash issuance of common stock	3,295	—	—	86	—	—	—	—	86
Non-vested stock grants	1,089,070	11	—	—	—	—	—	—	11
Compensation expense for stock options and non-vested stock awards	—	—	—	11,803	—	—	—	—	11,803
Foreign currency translation gain	—	—	—	—	—	—	—	14,347	14,347
Cancellation of non-vested stock awards	(36,595)	—	—	—	—	—	—	—	—

Balance at December 31, 2006	227,474,835	$2,275	$—	$610,406	$(60)	$602,086	$(27,607)	$(5,459)	$1,181,641

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$318,571	$217,341	$64,725
Other comprehensive income (loss):
Foreign currency translation gain (loss)	14,347	(5,775)	(5,410)
Unrealized holding gains on available for sale securities, net of $36 of tax	50	—	—
Minimum pension liability adjustment, net of tax	1,718	(14,516)	8,886

Total other comprehensive income (loss)	16,115	(20,291)	3,476

Comprehensive income	$334,686	$197,050	$68,201

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

In December 2006, we expanded our global leadership as we completed the acquisition of Trammell Crow Company, our largest acquisition to date. On December 20, 2006, pursuant to an Agreement and Plan of Merger dated October 30, 2006 (the Trammell Crow Company Acquisition Agreement), by and among us, A-2 Acquisition Corp., a Delaware corporation and our wholly owned subsidiary (Merger Sub), and Trammell Crow Company, the Merger Sub was merged with and into the Trammell Crow Company (the Trammell Crow Company Acquisition). Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition and upon the closing of the Trammell Crow Company Acquisition became our indirect wholly owned subsidiary. We have no substantive operations other than our investment in CBRE and Trammell Crow Company.

We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name and provide development services under the “Trammell Crow” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, commercial property and corporate facilities management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries, as well as variable interest entities (VIEs) in which we are the primary beneficiary and other subsidiaries of which we have control. The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant inter-company accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our variable interests, including co-investments with our clients, is based on Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN 46R). We consolidate any VIEs of which we are the primary beneficiary and disclose significant variable interests in VIEs of which we are not the primary beneficiary, if any.

In connection with the Trammell Crow Company Acquisition, we obtained financial interests in two variable interest entities in which we were determined to be the primary beneficiary.

Trammell Crow Company sponsored the formation of a legal entity to act primarily as our agent to enter into policies with insurance carriers. The policies are for various types of insurance, including general liability, workers’ compensation and automotive. The entity is wholly-owned by one of our employees who holds the appropriate local insurance agent’s license required to issue these insurance policies on behalf of the insurance carriers. The entity collects premiums and remits them to the insurance carriers. In exchange, the entity receives commissions from the insurance carriers and remits a portion of the commission revenue to us, determined at our full discretion, in accordance with a facilities and services agreement. Based upon our evaluation, we consolidate this entity as the primary beneficiary of a VIE in accordance with FIN 46R. As of December 31, 2006, included in the accompanying consolidated balance sheets were $2.1 million in restricted cash and $0.2 million recorded in available for sale securities (non-current) that serve as collateral for the VIE’s obligations to the insurance carriers.

In 2005, Trammell Crow Company restructured a consolidated entity established to develop an office building by admitting a majority interest partner. Based upon an evaluation at the time of this reconsideration event, we consolidate this entity as the primary beneficiary of a VIE. As of December 31, 2006, the accompanying consolidated balance sheets include $47.7 million of this entity’s note payable on real estate, which is non-recourse to us and is collateralized by its underlying real estate assets.

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

Our determination of the appropriate accounting method with respect to our investments in limited partnerships, limited liability companies and other subsidiaries is based on control. For our general partner interests, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling general partner investments in these entities under the equity method. This treatment also applies to our managing member interests in limited liability companies.

Our determination of the appropriate accounting method for all other investments in subsidiaries is based on the amount of influence we have (including our ownership interest) in the underlying entity. Those other

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain subsidiaries where we have less than 20% ownership) are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such subsidiaries. Accordingly, our share of the earnings or losses of these equity method subsidiaries is included in consolidated net income. All of our remaining investments are carried at cost. Under either the equity or cost method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

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

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. We control certain cash and cash equivalents as an agent for our investment and property management clients. These amounts are not included in the accompanying consolidated balance sheets (See Note 20).

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset. We did not recognize an impairment loss related to property and equipment in either 2006, 2005 or 2004.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid by us over the fair value of the tangible and intangible assets and liabilities of acquired businesses, with the majority of the balance resulting from the 2001 Merger, the Insignia Acquisition and the Trammell Crow Company Acquisition. Other intangible assets include trademarks, which were separately identified as a result of the 2001 Merger, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom (U.K.) that was owned by Insignia prior to the Insignia Acquisition and a trade name separately identified as part of the Trammell Crow Company Acquisition to be used in providing development services. Both the trademarks and the trade names are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include customer relationships, backlog, management contracts, loan servicing rights and franchise agreements, which are all being amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment based in part on a third-party valuation as of the beginning of the fourth quarter of each year. We also assess our goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that our carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2006, 2005 and 2004, and determined that no impairment existed as of those dates.

Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized using the straight-line method over the terms of the related debt agreements ranging up to seven years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. During 2004, we wrote off $0.6 million, $3.1 million and $2.2 million of unamortized deferred financing costs associated with the $21.6 million repurchase of our 11 1/4% senior subordinated notes in the open market, and the $70.0 million and $38.3 million redemptions of our 9 3/4% senior notes and 16% senior notes, respectively. During 2005, we wrote off $1.1 million of unamortized deferred financing costs associated with the $42.7 million repurchase of our 11 1/4% senior subordinated notes. During 2006, we wrote off $14.7 million of unamortized deferred financing costs associated with the $164.7 million repurchase of our 11 1/4% senior subordinated notes, the $126.7 million redemption of our 9 3/4% senior notes and the replacement of our prior credit facility. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $33.2 million and $17.6 million, as of December 31, 2006 and 2005, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Development services and project management services generate fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects where we operate as a general contractor, fees are generally recognized using the percentage-of-completion method based on costs incurred as a percentage of total expected costs. Some development and construction management and project management assignments are subject to agreements that describe the calculation of fees and when we earn such fees. The earnings terms of these agreements dictate when we recognize the related revenue. We may earn incentive fees for project management services based upon achievement of certain performance criteria as set forth in the project management services agreement. We may earn incentive development fees by reaching specified time table, leasing, budget or value creation targets, as defined in the relevant development services agreement. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. We recognize such fees when the specified target is attained.

We record deferred income to the extent that cash payments have been received in accordance with the terms of underlying agreements, but such amounts have not yet met the criteria for revenue recognition in

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with generally accepted accounting principles. We recognize such revenues when the appropriate criteria are met.

Pursuant to Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” management has concluded that the accounting for certain reimbursements (primarily salaries and related charges) related to its facilities and property management operations should be presented on a grossed up basis versus a net expense basis. Accordingly, during the fourth quarter of 2006, we reclassified such reimbursements from cost of services to revenue for the years ended December 31, 2005 and 2004 to be consistent with the presentation for the year ended December 31, 2006. As a result, amounts reflected as “Revenue” and “Cost of Services” in the consolidated statements of operations for the years ended December 31, 2005 and 2004 have been increased from the amounts previously reported by $283.4 million and $282.0 million, respectively. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.

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

Real Estate

Classification and Impairment Evaluation

We classify real estate in accordance with the criteria of SFAS No. 144 as follows: (i) Real estate held for sale, which includes completed assets or land for sale in its present condition that meet all of the SFAS No. 144 “held for sale” criteria, (ii) Real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (iii) Real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iv) Real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is recorded individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.

Real estate held for sale is recorded at the lower of cost or fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows or market comparisons, is less than its carrying amount, an allowance is recorded against the asset.

Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis or market comparisons. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the shorter of their estimated useful lives or terms of the respective leases.

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties (SFAS No. 67).” Capitalization begins when the activities related to development have begun and ceases when activities are complete. Costs capitalized under SFAS No. 67 include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, development and construction costs and costs of incidental operations. Pursuit costs capitalized in connection with a potential development project that we have determined not to pursue are written off in the period that determination is made.

At times, we purchase bulk land that we intend to sell or develop in phases. The land basis allocated to each phase is based on the relative estimated fair value of the phases before construction. We allocate construction costs incurred relating to more than one phase between the various phases; if the costs cannot be specifically identified to a certain phase or the improvements benefit more than one phase, we allocate the costs between the phases based on their relative estimated sales values. Relative allocations of the costs are changed as the sales value estimates are revised.

When acquiring real estate with existing buildings, we allocate the purchase price between land, building and intangibles related to in-place leases, if any, based on their relative fair values. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of net lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis. The capitalized values for both net lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to net lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense.

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Business promotion and advertising costs of $54.4 million, $43.3 million and $31.1 million were included in operating, administrative and other expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the United States (U.S.) are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations are a $2.1 million loss, a $0.4 million loss and a $3.2 million gain for the years ended December 31, 2006, 2005 and 2004, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward and option contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, when accounting for any such contracts. SFAS No. 133, requires us to recognize all qualifying derivative instruments as assets or liabilities on our balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recognized in earnings unless specific hedge accounting criteria are met. The net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward and option contracts has not been material. As of December 31, 2006, we had two option agreements outstanding to purchase an aggregate notional amount of 160.0 million British pounds sterling, which were terminated in January 2007 in connection with the sale of Trammell Crow Company’s investment in Savills plc (see Note 26). As of December 31, 2005, we were not party to any such contracts.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivative contracts has not been significant.

Marketable Securities

We account for investments in marketable debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. We classify marketable securities we acquire with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

In accordance with SFAS No. 115, trading securities are carried at their fair value with realized and unrealized gains and losses included in net income. The available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Premiums and discounts are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized holding gains on available for sale securities, an adjustment related to the adoption of SFAS No. 158 and minimum pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 17). The income tax benefit associated with minimum pension liability adjustments was $8.2 million, $8.9 million and $2.7 million as of December 31, 2006, 2005 and 2004, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Transfers and Servicing

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” in accounting for loan sales and acquisition of servicing rights. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred at fair value. Servicing assets are amortized over the period of estimated servicing income with a write-off required when control is surrendered. When we sell commercial mortgage loans, we allocate the acquisition costs of the mortgage loan between the security sold and the retained loan servicing right, based upon their relative fair values. The reported gain is the difference between the cash proceeds from the sale of the mortgage loans and its allocated costs. The cost allocated to the loan servicing rights are included in other intangible assets in the accompanying consolidated balance sheets. Our recording of loan servicing rights at their fair value resulted in gains, which have been reflected in the accompanying consolidated statements of operations. The amount of loan servicing rights recognized during the years ended December 31, 2006 and 2005 was as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005
Beginning balance, loan servicing rights	$13,914	$14,271
Loan servicing rights – contractual payments on previous acquisitions	—	27
Loan servicing rights recognized under SFAS No. 140	2,177	2,388
Loan servicing rights sold	(923)	(524)
Amortization expense	(2,390)	(2,248)

Ending balance, loan servicing rights	$12,778	$13,914

We periodically evaluate our servicing asset for impairment on a portfolio basis as all of these assets relate to commercial mortgage loans. Management estimates that the carrying amount approximates the fair value of the servicing asset based upon a discounted cash flow model of net servicing fees and assuming a 14% attrition rate and a 15% discount rate. The overall risk characteristics of commercial mortgage loans are such that the occurrence of material adverse fluctuations in the underlying assumptions used to calculate the related fair values are unlikely.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fourth quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” Awards under our stock-based compensation plans generally vest over three to five-year periods. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for the years ended December 31, 2006, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

See Note 16 for additional information on our stock-based compensation plans.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares. Contingently issuable shares represent

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-vested stock awards and unvested stock fund units in the deferred compensation plan. In accordance with SFAS No. 128, “Earnings Per Share” these shares are included in the dilutive earnings per share calculation under the treasury stock method (see Note 19).

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

Self-Insurance

In connection with the Trammell Crow Company Acquisition, we acquired a captive insurance company, which is subject to applicable insurance rules and regulations, insures Trammell Crow Company’s exposure related to workers’ compensation benefits provided to employees and purchases excess coverage from an unrelated insurance carrier. Trammell Crow Company purchases general liability and automotive insurance through an unrelated insurance carrier. The captive insurance company reinsures the related deductibles. The captive insurance company also insures deductibles relating to other coverages. Given the nature of these types of claims, it may take several years for resolution and determination of the cost of these claims. We are required to estimate the cost of these claims in our financial statements. Exposure to workers’ compensation, general liability and automotive claims is evaluated by an independent actuary.

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2006, our reserve for claims under these insurance programs was $14.7 million, of which $2.0 million was included in other current liabilities and the remainder was included in other liabilities in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments (SFAS No. 155).” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain embedded derivatives requiring bifurcation. The statement will be effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial position or results of operations.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets (SFAS No. 156).” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It also requires all separately recognized servicing assets and liabilities to be initially measured at fair value. It provides an entity with the choice of either amortizing servicing assets and liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or to measure servicing assets and liabilities at fair value and report changes in fair value in current period earnings. The statement will be effective as of the beginning of the first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material effect on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (FIN 48).” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial position and results of operations, but are not yet in a position to make this determination. The estimated impact of the adoption of FIN 48 on our financial statements is subject to change due to the issuance of the FASB Staff Position on FIN 48 and the finalization of our adoption efforts.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (SFAS No. 157),” which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial position and results of operations.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158).” SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. This resulted in a decrease in stockholders’ equity of $8.6 million, which was net of a tax benefit of $3.7 million. The partial adoption of SFAS No. 158 had no effect on net earnings or cash flows. The incremental effects of applying SFAS No. 158 on line items in the accompanying consolidated balance sheet at December 31, 2006 were as follows (dollars in thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred tax liabilities long-term, net	$84,282	$(3,679)	$80,603
Pension liability	45,706	12,265	57,971
Total liabilities	4,676,268	8,586	4,684,854
Accumulated other comprehensive loss	(24,480)	(8,586)	(33,066)
Total stockholders’ equity	1,190,227	(8,586)	1,181,641

SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

In November 2006, the FASB issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” (EITF Issue No. 06-8). EITF Issue No. 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF Issue No. 06-8 is effective for the first annual reporting period beginning after March 15, 2007. We do not expect the adoption of EITF Issue No. 06-8 to have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial position and results of operations.

Reclassifications

Certain reclassifications, which do not have an effect on net income or equity, have been made to the 2005 and 2004 financial statements to conform with the 2006 presentation.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Trammell Crow Company Acquisition

On December 20, 2006, pursuant to an Agreement and Plan of Merger dated October 30, 2006 (the Trammell Crow Company Acquisition Agreement), by and among us, A-2 Acquisition Corp., a Delaware corporation and our wholly owned subsidiary (Merger Sub) and Trammell Crow Company, the Merger Sub was merged with and into Trammell Crow Company (the Trammell Crow Company Acquisition). Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition and upon the closing of the Trammell Crow Company Acquisition became our indirect wholly owned subsidiary. We acquired Trammell Crow Company to expand our global leadership and to strengthen our ability to provide integrated account management and comprehensive real estate services for our clients.

Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, (1) each issued and outstanding share of Trammell Crow Company Common Stock (other than treasury shares), par value $0.01 per share, was converted into the right to receive $49.51 in cash, without interest (the Trammell Crow Company Common Stock Merger Consideration), (2) all outstanding options to acquire Trammell Crow Company Common Stock that were vested as of December 20, 2006 were cancelled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of the Trammell Crow Company Common Stock Merger Consideration over the per share exercise price of the option, multiplied by the number of shares of Trammell Crow Company Common Stock subject to the option, less any applicable withholding taxes and (3) all outstanding stock units with underlying shares of Trammell Crow Company Common Stock held in the Trammell Crow Company Employee Stock Purchase Plan were converted into the right to receive $49.51 in cash, without interest. Following the Trammell Crow Company Acquisition, the Trammell Crow Company Common Stock was delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

The funding to complete the Trammell Crow Company Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Trammell Crow Company (other than notes payable on real estate), was obtained through senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion (see Note 14).

The aggregate preliminary purchase price for the Trammell Crow Company Acquisition was approximately $1.9 billion, which includes: (1) $1.8 billion in cash paid for shares of Trammell Crow Company’s outstanding common stock, at $49.51 per share, including outstanding stock units held in the Trammell Crow Company Employee Stock Purchase Plan, (2) cash payments of $120.0 million to holders of Trammell Crow Company’s vested options and (3) $18.0 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees ($11.4 million of which were paid as of December 31, 2006). As of December 31, 2006, approximately $159.7 million of the total purchase price (excluding direct costs) has not been paid out and is included in restricted cash in the accompanying consolidated balance sheets along with a corresponding current liability of $159.7 million, which is included in deferred purchase consideration in the accompanying consolidated balance sheets. These amounts relate to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the calculation of the purchase price for the Trammell Crow Company Acquisition and the excess purchase price over the estimated fair value of net assets acquired (dollars in thousands):

Purchase of outstanding shares of Trammell Crow Company	$1,753,622
Settlement of outstanding stock options of Trammell Crow Company	120,009
Direct costs	18,012

Total purchase price	1,891,643
Less estimated fair value of net assets acquired	676,053

Excess purchase price over estimated fair value of net assets acquired, allocated to goodwill	$1,215,590

The preliminary purchase accounting adjustments related to the Trammell Crow Company Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, December 20, 2006. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill is not deductible for tax purposes. The final valuation of the net assets acquired is expected to be completed as soon as practicable, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain assets acquired, primarily other intangible assets, investments in and advances to unconsolidated subsidiaries and deferred tax assets, is still preliminary. Additionally, the various real estate assets acquired are being reflected at Trammell Crow Company’s historical basis until the appraisal process has been completed. Lastly, adjustments to the estimated liabilities assumed in connection with the Trammell Crow Company Acquisition as well as deferred tax liabilities and minority interest, may still be required. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Fair Value of Assets Acquired and Liabilities Assumed

at December 20, 2006

Cash and cash equivalents	$47,922
Receivables, net	186,698
Deferred tax assets, current	62,398
Real estate under development, current	56,374
Real estate and other assets held for sale	123,797
Trading securities	346,684
Other current assets	75,808
Property and equipment	20,285
Other intangible assets	346,468
Investments in and advances to unconsolidated subsidiaries	74,934
Real estate under development, long-term	167,347
Real estate held for investment, long-term	166,975
Other assets	56,874

Total assets acquired	$1,732,564

Liabilities related to real estate and other assets held for sale	$42,417
Other current liabilities, excluding debt	223,472
Liabilities assumed in connection with the Trammell Crow Company Acquisition	101,815
Long-term debt	74,051
Notes payable on real estate	351,151
Deferred tax liabilities, long-term	205,450
Other liabilities	18,870
Minority interest	39,285

Total liabilities assumed	$1,056,511

Net assets acquired	$676,053

The following is a summary of the preliminary estimate of intangible assets acquired in connection with the Trammell Crow Company Acquisition (dollars in thousands):

	Weighted Average Amortization Period	December 20, 2006	December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20 yrs	$220,000	$(60)	$219,940
Trade name	n/a	84,000	—	84,000
Backlog and incentive fees	1 yr	36,849	(10,999)	25,850
Other	4 yrs	5,619	(15)	5,604

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Trammell Crow Company Acquisition gave rise to the acceleration of vesting of restricted shares of Trammell Crow Company common stock as a result of the change in control of Trammell Crow Company as well as costs associated with exiting contracts and other contractual obligations. Additionally, the Trammell Crow Company Acquisition will give rise to the consolidation and elimination of some Trammell Crow Company duplicate facilities and redundant employees as well as lawsuits involving Trammell Crow Company. As a result, we have accrued certain liabilities in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These liabilities assumed in connection with the Trammell Crow Company Acquisition consist of the following (dollars in thousands):

	2006 Charge to Goodwill	Utilized to Date	To be Utilized at December 31, 2006
Change of control payments	$36,461	$(35,727)	$734
Costs associated with exiting contracts and other contractual obligations	29,635	(500)	29,135
Severance	18,422	—	18,422
Lease termination costs	11,085	—	11,085
Legal settlements anticipated	6,212	—	6,212

	$101,815	$(36,227)	$65,588

The change of control payments represent amounts paid to certain executives of Trammell Crow Company as a direct result of the Trammell Crow Company Acquisition as stipulated in their employment contracts. The majority of this liability was paid in 2006 and the remaining amount at December 31, 2006 will be paid in early 2007. Additionally, restricted shares of Trammell Crow Company common stock that were legally unvested as of the acquisition date were converted into cash awards at the acquisition date. The liability for severance represents an estimation of severance related to redundant employees, which we expect to pay out in 2007. We thus far have identified approximately 35 redundant facilities for which a total accrual for lease termination costs of $11.1 million has been established. The liability for lease termination costs will be paid over the remaining contract periods through 2012. We have accrued approximately $6.2 million to cover our exposure in various lawsuits involving Trammell Crow Company that were pending prior to the Trammell Crow Company Acquisition. These liabilities will be paid as each case is settled.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited pro forma results, assuming the Trammell Crow Company Acquisition had occurred as of January 1, 2006 and 2005 for purposes of the 2006 and 2005 pro forma disclosures, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Trammell Crow Company Acquisition as well as higher interest expense as a result of debt incurred to finance the Trammell Crow Company Acquisition. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the Trammell Crow Company Acquisition occurred on January 1, 2006 and 2005, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2006	2005
	(Unaudited)
Revenue	$5,015,092	$4,068,588
Operating income	582,609	363,833
Net income	261,933	138,165
Basic income per share	$1.16	$0.62
Weighted average shares outstanding for basic income per share	226,685,122	222,129,066
Diluted income per share	$1.11	$0.60
Weighted average shares outstanding for diluted income per share	235,118,341	229,855,056

4. Basis of Preparation

The accompanying consolidated balance sheet as of December 31, 2006, and the consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2006 include the consolidated financial statements of Trammell Crow Company from December 20, 2006, the date of the Trammell Crow Company Acquisition. As such, our consolidated financial statements after the Trammell Crow Company Acquisition are not directly comparable to our financial statements prior to the Trammell Crow Company Acquisition.

On April 28, 2006, our board of directors approved a three-for-one stock split of our outstanding Class A common stock effected as a 100% stock dividend, which was distributed on June 1, 2006. The applicable share and per share data for all periods presented has been restated to give effect to this stock split.

5. Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, is restricted cash of $212.9 million and $5.2 million, respectively, which includes cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the U.K. The balance at December 31, 2006 also includes restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition. The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered. Lastly, escrow accounts acquired as a result of the Trammell Crow Company Acquisition as well as other strategic in-fill acquisitions completed during 2006 are included in the balance at December 31, 2006.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2006	2005
Computer hardware and software	3 years	$181,689	$139,934
Furniture and equipment	3-10 years	100,163	76,735
Leasehold improvements	1-10 years	93,375	71,566
Equipment under capital leases	1-10 years	12,727	15,041

		387,954	303,276
Accumulated depreciation		(207,408)	(165,621)

Property and equipment, net		$180,546	$137,655

Depreciation expense was $43.7 million for the year ended December 31, 2006, $36.6 million for the year ended December 31, 2005 and $33.7 million for the year ended December 31, 2004.

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance at December 31, 2004	$578,310	$202,160	$7,381	$33,657	$—	$821,508
Purchase accounting adjustments related to acquisitions	(6,854)	59,997	6,741	—	—	59,884
Foreign exchange movement	61	(1,169)	(105)	—	—	(1,213)

Balance at December 31, 2005	$571,517	$260,988	$14,017	$33,657	$—	$880,179
Acquisition of Trammell Crow Company	1,142,673	—	—	—	72,917	1,215,590
Purchase accounting adjustments related to acquisitions	3,144	56,385	17,261	4,307	—	81,097
Foreign exchange movement	—	10,485	803	198	—	11,486

Balance at December 31, 2006	$1,717,334	$327,858	$32,081	$38,162	$72,917	$2,188,352

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets totaled $441.1 million and $109.5 million, net of accumulated amortization of $55.1 million and $30.6 million, as of December 31, 2006 and 2005, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade names	103,826		19,826

	$167,526		$83,526

Amortizable intangible assets
Customer relationships	$220,000	(60)	$—	$—
Backlog and incentive fees	44,630	(18,780)	1,163	(1,066)
Management contracts	28,585	(21,333)	27,769	(17,404)
Loan servicing rights	22,143	(9,365)	21,571	(7,657)
Other	13,254	(5,527)	6,097	(4,459)

	$328,612	$(55,065)	$56,600	$(30,586)

Total intangible assets	$496,138	$(55,065)	$140,126	$(30,586)

In accordance with SFAS No. 141, “Business Combinations,” trademarks of $63.7 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represents the Richard Ellis trade name in the U.K. that was owned by Insignia. In connection with the Trammell Crow Company Acquisition, an $84.0 million trade name was separately identified, which represents the Trammell Crow trade name to be used in providing development services by us on an indefinite basis. Both the trademarks and the trade names have indefinite useful lives and accordingly are not being amortized.

Customer relationships represent intangible assets identified in the Trammell Crow Company acquisition relating to existing relationships primarily in Trammell Crow Company’s brokerage, property management, project management and facilities management lines of business. These intangible assets are being amortized over estimated useful lives of up to twenty years.

Backlog and incentive fees represent the fair value of net revenue backlog and incentive fees acquired as part of the Trammell Crow Company acquisition as well as other in-fill acquisitions. These intangible assets are being amortized over estimated useful lives of up to one year.

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

Other amortizable intangible assets mainly represent other intangible assets acquired as a result of the Insignia Acquisition, including an intangible asset recognized for non-contractual revenue acquired in the U.S. as

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as franchise agreements and a trade name in France. Additionally, certain contract intangibles acquired in the Trammell Crow Company Acquisition have also been included here. All other intangible assets are being amortized over estimated useful lives of up to twenty years.

Amortization expense related to intangible assets was $23.8 million for the year ended December 31, 2006, $8.9 million for the year ended December 31, 2005 and $21.2 million for the year ended December 31, 2004. The estimated annual amortization expense for each of the years ended December 31, 2007 through December 31, 2011 approximates $45.6 million, $18.1 million, $16.5 million, $16.0 million and $14.3 million, respectively.

8. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting and as of December 31, 2006 and 2005 include the following (dollars in thousands):

	December 31,
	2006	2005
Development Services	$70,526	$—
Other	157,273	106,153

	$227,799	$106,153

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2006	2005
Development Services:
Real estate	$970,021	$—
Other assets	174,809	—

Total assets	$1,144,830	$—
Notes payable on real estate	469,260	—
Other liabilities	272,918	—

Total liabilities	$742,178	$—
Other:
Current assets	$2,014,923	$958,563
Non current assets	5,892,275	2,358,604

Total assets	$7,907,198	$3,317,167
Current liabilities	$1,911,988	$556,978
Non current liabilities	2,888,253	1,016,361

Total liabilities	$4,800,241	$1,573,339
Minority interest	$249,881	$14,115
Total:
Assets	$9,052,028	$3,317,167
Liabilities	$5,542,419	$1,573,339
Minority interest	$249,881	$14,115

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2006	2005	2004
Development Services:
Revenue	$2,325	$—	$—
Operating income	$1,423	$—	$—
Net income	$954	$—	$—
Other:
Revenue	$889,573	$483,198	$568,604
Operating income	$189,757	$70,813	$113,820
Net income	$491,998	$384,974	$260,702
Total:
Revenue	$891,898	$483,198	$568,604
Operating income	$191,180	$70,813	$113,820
Net income	$492,952	$384,974	$260,702

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $62.0 million, $61.7 million and $27.6 million during the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with the Trammell Crow Company Acquisition, we acquired Trammell Crow Company’s investments in unconsolidated subsidiaries. Trammell Crow Company has agreements to provide development and brokerage services to certain of its unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. Revenue related to these agreements included in our results for the year ended December 31, 2006 was not significant.

9. Marketable Securities

The following table is a summary of the available for sale marketable securities held by us at December 31, 2006 (dollars in thousands):

Amortized Cost
U.S. Treasury securities and obligations of U.S. government agencies	$7,471
Corporate debt securities	4,291
Asset-backed securities	1,358
Collateralized mortgage obligations	1,912

Total debt securities	15,032
Equity securities	13,288

Total available for sale securities	$28,320

The majority of these assets were acquired as part of the Trammell Crow Company Acquisition. As a result, the amortized cost at December 31, 2006 approximates market value as these assets were adjusted to market value on December 20, 2006, the date of the Trammell Crow Company Acquisition. As of December 31, 2005, we only held one equity security, which is included in long-term available for sale securities in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net carrying value, which approximates fair value, of debt securities at December 31, 2006, by contractual maturity, is shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

Amortized Cost
(dollars in thousands)
Debt securities:
Due in one year or less	$371
Due after one year through five years	5,899
Due after five years through ten years	5,492
Asset-backed securities	1,358
Collateralized mortgage obligations	1,912

Total debt securities	$15,032

Included in the accompanying consolidated balance sheets at December 31, 2006 are trading securities of approximately $355.5 million. The substantial majority of this balance represents an investment in Savills plc, which we acquired in connection with the Trammell Crow Company Acquisition. During the year ended December 31, 2006, we recorded a gain of $8.6 million, which is included in other income in the accompanying consolidated statements of operations. This gain resulted from the change in fair value of this investment from December 20, 2006, the date we acquired this investment as part of the Trammell Crow Company Acquisition, through December 31, 2006. This investment was sold subsequent to year end (see Note 26). We did not record any significant dividends or interest income related to marketable securities in 2006.

10. Other Assets

The following table summarizes the items included in other assets (dollars in thousands):

	December 31,
	2006	2005
Deferred financing costs, net	$33,181	$17,633
Deposits	31,655	5,166
Employee and affiliate loans (1)	30,739	12,745
Long-term trade receivables, net	8,792	4,484
Lease costs and concessions, net	7,824	—
Notes receivable	3,302	4,322
Property investments held pursuant to the Island Purchase Agreement (2)	106	1,827
Miscellaneous	9,228	5,546

Total	$124,827	$51,723

(1)	See Note 25 for additional information.
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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment assets pending the receipt of these third party consents. While we hold these assets, we have generally agreed to provide Island with the economic benefits from these assets and Island generally has agreed to indemnify us with respect to any losses incurred in connection with continuing to hold these assets.

11. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of SFAS No. 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheet.

Real estate and other assets held for sale and related liabilities were as follows at December 31, 2006 (dollars in thousands):

Assets:
Real estate held for sale (see Note 12)	$60,204
Other current assets	978
Other assets	664

Total real estate and other assets held for sale	61,846

Liabilities:
Accrued expenses	4,985
Notes payable on real estate held for sale (see Note 13)	46,562
Other current liabilities	149
Other liabilities	39

Total liabilities related to real estate and other assets held for sale	51,735

Net real estate and other assets held for sale	$10,111

12. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. All real estate is included in our Development Services segment (see Note 24). At December 31, 2006, real estate consisted of the following (dollars in thousands):

	Land	Buildings and Improvements		Other		Total
Real estate under development (current)	$26,710	$34,143		$—		$60,853
Real estate included in assets held for sale (see Note 11)	14,937	44,695		572		60,204
Real estate under development (non-current)	111,319	60,507		—		171,826
Real estate held for investment	67,589	94,374		5,012		166,975

	$220,555	$233,719	(1)	$5,584	(2)	$459,858

(1)	Assets were acquired as part of the Trammell Crow Company Acquisition on December 20, 2006. Depreciation expense for the period December 20, 2006 through December 31, 2006 was not significant.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes balances for lease intangibles and tenant origination costs of $2.6 million and $3.0 million, respectively, at December 31, 2006. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs.

No provisions for losses on real estate held for sale were recorded by us in 2006.

The estimated costs to complete the 39 consolidated real estate projects under development or to be developed by us as of December 31, 2006 totaled approximately $483.0 million. At December 31, 2006, we had commitments for the sale of nine of our projects.

Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, were $0.7 million and $0.5 million, respectively, for the period from December 20, 2006 through December 31, 2006.

13. Notes Payable on Real Estate

We had loans secured by real estate (the majority of which were construction loans), which consisted of the following at December 31, 2006 (dollars in thousands):

Current portion of notes payable on real estate	$134,287
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 11)	46,562

Total notes payable on real estate, current portion	180,849
Notes payable on real estate, non-current portion	166,184

Total notes payable on real estate	$347,033

Notes payable on real estate held for sale are included in liabilities related to real estate and other assets held for sale. Notes payable on real estate under development (current) are included in current portion of notes payable on real estate. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity date.

At December 31, 2006, $11.8 million of the current portion and $5.6 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the obligor on the note payable.

Principal maturities of notes payable on real estate at December 31, 2006, were as follows (dollars in thousands):

2007	$154,693
2008	110,965
2009	48,568
2010	19,094
2011	13,713

$347,033

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest rates on loans outstanding at December 31, 2006, ranged from 6.0% to 9.25%. Generally, only interest is payable on the real estate loans and is usually drawn on the underlying construction loan with all unpaid principal and interest due at maturity. Capitalized interest for the period from December 20, 2006, the date we acquired Trammell Crow Company, through December 31, 2006 totaled $1.0 million.

We have one participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on reaching various internal rates of return. The amount of the participating liability was $13.7 million at December 31, 2006.

14. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2006	2005
Long-Term Debt:
Senior secured term loans, with interest ranging from 5.77% to 8.75%, due from 2006 through 2013	$2,073,000	$265,250
9 3/4% senior notes due in 2010	3,310	130,000
11 1/4% senior subordinated notes, net of unamortized discount of $1.6 million at December 31, 2005	—	163,021
Capital lease obligations, mainly for automobiles and telephone equipment, with interest ranging from 6.2% to 7.0%, due through 2010	2,009	2,656
Other	190	142

Subtotal	2,078,509	561,069
Less current maturities of long-term debt	11,836	11,913

Total long-term debt	2,066,673	549,156

Short-Term Borrowings:
Warehouse line of credit, with interest at daily one-month LIBOR plus 0.75% and an indefinite maturity date	1,642	66,245
Warehouse line of credit, with interest at daily Chase-London LIBOR rate plus 0.75% and a maturity date of November 30, 2007	102,350	189,718

Total warehouse lines of credit	103,992	255,963
Westmark senior notes, with interest ranging from 6.35% to 7.00%, due on demand	11,245	11,579
Ikoma loan notes, with interest ranging from 1.05% to 1.34%	6,714	—
Insignia acquisition loan notes, with interest ranging from 2.61% to 3.30%, due on demand	2,189	4,594
Other	2,068	16

Total short-term borrowings	126,208	272,152
Add current maturities of long-term debt	11,836	11,913

Total current debt	138,044	284,065

Total long-term debt and short-term borrowings	$2,204,717	$833,221

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future annual aggregate maturities of total consolidated debt at December 31, 2006 are as follows (dollars in thousands): 2007—$138,044; 2008—$11,784; 2009—$11,495; 2010—$14,336; 2011—$984,020; and $1,045,038 thereafter.

Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On June 26, 2006, we entered into a $600.0 million multi-currency senior secured revolving credit facility with a syndicate of banks led by CS, as administrative and collateral agent, which fully replaced our prior credit agreement. In connection with the replacement of our prior credit facility, we wrote off $8.2 million of unamortized deferred financing fees during the year ended December 31, 2006. On December 20, 2006, we entered into an amendment and restatement to our credit agreement (the Credit Agreement) to, among other things, allow the consummation of the Trammell Crow Company Acquisition and the incurrence of senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion.

Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011. This revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million available to one of our Australian and New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2008 through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million beginning March 31, 2007 through September 30, 2013, with the balance payable on December 20, 2013 and (4) the ability to borrow an additional $300.0 million, subject to the satisfaction of customary conditions.

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2006, we had no revolving credit facility principal outstanding. As of December 31, 2006, letters of credit totaling $5.9 million were outstanding, which letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate, plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in our Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. As of December 31, 2006, we had $973.0 million and $1.1 billion of tranche A and tranche B term loan facilities’ principal outstanding, respectively, each with a related weighted average interest rate of 6.9%, which are included in the accompanying consolidated balance sheets.

Our previous credit agreement dated April 23, 2004 and amended on November 15, 2004 and May 10, 2005, included the following: (1) a term loan facility of $295.0 million, which required quarterly principal payments of $2.95 million beginning December 31, 2004 through December 31, 2009 with the balance payable on March 31, 2010; and (2) a $150.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on March 31, 2009. Our previous credit agreement also permitted us to make additional borrowings under a term loan facility of up to $25.0 million, subject to the satisfaction of customary conditions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the prior term loan facility bore interest at varying rates based, at our option, on either LIBOR plus 2.00% or the alternate base rate plus 1.00%. The alternate base rate was the higher of (1) CS’s prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. The total amount outstanding under the term loan facility included in the senior secured term loans and current maturities of long-term debt balances in the accompanying consolidated balance sheets was $265.3 million as of December 31, 2005.

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

In connection with the Trammell Crow Company Acquisition, on December 20, 2006, we immediately repaid Trammell Crow Company’s outstanding revolving credit facility of $74.0 million.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9 3/4% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9 3/4% per year and is payable semi-annually in arrears on May 15 and November 15. The 9 3/4% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes, which also required the payment of a $6.8 million premium and accrued and unpaid interest through the date of redemption. Additionally, we wrote off $3.1 million of unamortized deferred financing costs in connection with this redemption. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006 we caused CBRE to launch a tender offer and consent solicitation for all of our outstanding 9 3/4% senior notes. In connection with this tender offer, we paid a premium of $8.3 million and wrote off $3.3 million of unamortized deferred financing costs. In the event of a change of control (as defined in the indenture governing our 9 3/4% senior notes), we are obligated to make an offer to purchase the remaining 9 3/4% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9 3/4% senior notes included in the accompanying consolidated balance sheets was $3.3 million and $130.0 million as of December 31, 2006 and 2005, respectively.

In June 2001, in connection with the 2001 Merger, Blum CB issued $229.0 million in aggregate principal amount of 11 1/4% senior subordinated notes due June 15, 2011 for approximately $225.6 million, net of discount. CBRE assumed all obligations with respect to the 11 1/4% senior subordinated notes in connection with the 2001

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merger. The 11 1/4% senior subordinated notes were unsecured senior subordinated obligations of CBRE and were jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our domestic subsidiaries. The 11 1/4% senior subordinated notes required semi-annual payments of interest in arrears on June 15 and December 15 and were redeemable in whole or in part on or after June 15, 2006 at 105.625% of par on that date and at declining prices thereafter. During the year ended December 31, 2004, we repurchased $21.6 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid $3.1 million of premiums and wrote off $0.9 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. During the year ended December 31, 2005, we repurchased an additional $42.7 million in aggregate principal amount of our 11 1/4% senior subordinated notes in the open market. We paid an aggregate of $5.9 million of premiums and wrote off $1.5 million of unamortized deferred financing costs and unamortized discount in connection with these open market purchases. As permitted by the indenture governing these notes, on June 15, 2006, we redeemed the remaining $164.7 million in aggregate principal amount of our outstanding 11 1/4% senior subordinated notes at 105.625% of par. In connection with this early redemption, we paid a $9.3 million premium and wrote off $4.8 million of unamortized deferred financing costs and unamortized discount. The amount of the 11 1/4% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $163.0 million as of December 31, 2005.

Our Credit Agreement contains numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest and a maximum leverage ratio of EBITDA (as defined in the Credit Agreement) to funded debt.

We had short-term borrowings of $126.2 million and $272.2 million with related average interest rates of 5.8% and 5.2% as of December 31, 2006 and 2005, respectively.

Our wholly owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA (WaMu) and JP Morgan Chase Bank, N.A. (JP Morgan) for the purpose of funding mortgage loans that will be resold. The original credit agreement with WaMu, assigned from Residential Funding Corporation on March 1, 2005 and assumed by WaMu on that date, provided for a warehouse line of credit of up to $250.0 million, bore interest at one-month LIBOR plus 1.0% and expired on September 1, 2005. During the latter half of 2005 and continuing into 2006, we executed several amendments extending the warehouse line of credit with WaMu, the last of which extended the agreement until July 1, 2006.

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

On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bears interest at the daily Chase London LIBOR rate plus 0.75% and expired on November 14, 2006. On November 14, 2006, CBRE Melody executed an amendment to the credit agreement whereby the maturity date was extended to November 30, 2007.

During the years ended December 31, 2006 and 2005, respectively, we had a maximum of $399.8 million and $256.0 million of warehouse lines of credit principal outstanding. As of December 31, 2006 and 2005, we had $104.0 million and $256.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $104.0 million and $256.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2006 and 2005, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. All outstanding principal on this note and all accrued interest unpaid shall be due and payable on demand, or if no demand is made, then on or before July 31, 2007, initially. On November 14, 2006, CBRE Melody executed an amendment extending the maturity of this note to November 30, 2007. As of December 31, 2006, there were no amounts outstanding under this revolving credit note.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CBRE Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. On January 1, 2005, the interest rate on all of the Westmark senior notes was adjusted to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement. On May 31, 2005, with the exception of one note holder, we entered into an amendment to eliminate a letter of credit requirement and adjust the interest rate to equal the interest rate in effect with respect to amounts outstanding under our previous credit agreement plus 12 basis points. This interest rate is now equal to the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million and $11.6 million as of December 31, 2006 and 2005, respectively.

In January 2006, we acquired an additional stake in our Japanese affiliate IKOMA CB Richard Ellis KK (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of December 31, 2006, IKOMA had $6.7 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2006 and 2005, $2.2 million and $4.6 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of December 31, 2006 and 2005, there were no amounts outstanding under this facility.

15. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2006 (dollars in thousands):

	Capital leases	Operating leases
2007	$902	$139,815
2008	876	127,507
2009	593	116,739
2010	6	113,475
2011	—	81,767
Thereafter	—	263,068

Total minimum payment required	$2,377	$842,371

The interest portion of capital lease payments represents the amount necessary to reduce net minimum lease payments to present value calculated at our incremental borrowing rate at the inception of the leases. This totaled approximately $0.4 million at December 31, 2006, resulting in a present value of net minimum lease payments of $2.0 million. At December 31, 2006, $0.8 million and $1.2 million were included in current maturities of long-term debt and long-term debt, respectively. In addition, the total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $17.0 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Minimum rentals	$127,090	$121,672	$112,256
Less sublease rentals	(764)	(687)	(1,152)

	$126,326	$120,985	$111,104

We had outstanding letters of credit totaling $5.0 million as of December 31, 2006, excluding letters of credit related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit primarily relate to letters of credit executed by Trammell Crow Company in the normal course of business of our Development Services segment. The letters of credit expire at varying dates through June 2010.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had guarantees totaling $6.8 million as of December 31, 2006, excluding guarantees related to indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

As part of the Trammell Crow Company Acquisition, we assumed several other Trammell Crow Company debt repayment guarantees of unconsolidated subsidiaries that are subject to the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” We estimate that our likely exposure under these guarantees is not material. On this basis, we estimate that the fair value of these guarantees is equivalent to the amount necessary to secure the guarantees using letters of credit from a bank, and the aggregate amount is nominal.

Additionally, in connection with the Trammell Crow Company Acquisition, we have assumed numerous completion and budget guarantees relating to development projects. These guarantees were made with third-party owners by Trammell Crow Company in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. Our management does not expect to incur any material losses under these guarantees.

As a result of development activities acquired in the Trammell Crow Company Acquisition, from time to time, we act as a general contractor with respect to construction projects. We do not consider these activities to be a material part of our business. In connection with these activities, we seek to subcontract construction work for certain projects to reputable subcontractors. Should construction defects arise relating to the underlying projects, we could potentially be liable to the client for the costs to repair such defects; we would generally look to the subcontractor that performed the work to remedy the defect. Our management does not expect to incur material losses with respect to construction defects.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2006, we had committed $67.3 million to fund future co-investments.

16. Employee Benefit Plans

Stock Incentive Plans

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of December 31, 2006, outstanding stock options granted under the 2001 stock incentive plan to acquire 7,151,384 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amended and Restated 2004 Stock Incentive Plan. Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, was amended and restated on April 14, 2005 and was amended again on September 6, 2006. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan. This share reserve is reduced by one share upon grant of an option or stock appreciation right, and is reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. Awards that expire, terminate or lapse, that are reacquired by us or are redeemed for cash rather than shares will again be available for grant under this plan. Pursuant to the terms of our 2004 stock incentive plan, no employee is eligible to be granted options or stock appreciation rights covering more than 6,235,566 shares during any calendar year. This limitation is subject to a policy adopted by our board of directors which states that no person is eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 2,078,523 shares during any calendar year or to be granted any other form of stock award covering more than 1,039,260 shares during any calendar year. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors may adjust outstanding awards to preserve the awards’ benefits or potential benefits.

As of December 31, 2006, 6,578,508 shares were subject to options issued under our 2004 stock incentive plan and 8,417,508 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during 2004 have exercise prices in the range of $6.33 to $7.46. Options granted under this plan during 2005 have exercise prices in the range of $11.10 to $15.43. Options granted under this plan during 2006 have exercise prices in the range of $23.46 to $31.40. Options granted under this plan through December 31, 2006 vest and are exercisable generally in equal annual increments over three or four years from the date of grant. All options previously granted under the 2004 stock incentive plan have had a term of five or seven years from the date of grant.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	22,814,172	$2.08
Exercised	(7,134,525)	2.43
Granted	3,865,500	7.39
Forfeited	(188,619)	1.92

Outstanding at December 31, 2004	19,356,528	$3.02
Exercised	(5,016,711)	2.28
Granted	3,213,849	15.09
Forfeited	(162,618)	2.84

Outstanding at December 31, 2005	17,391,048	$5.46
Exercised	(4,393,671)	3.53
Granted	968,172	23.50
Forfeited	(235,657)	7.74

Outstanding at December 31, 2006	13,729,892	$7.30

Vested and expected to vest at December 31, 2006 (1)	13,300,950	$7.30

Exercisable at December 31, 2006	5,481,013	$4.31

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

Option plans outstanding at December 31, 2006 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	7,151,384	5.9	$1.92		3,875,897	$1.92
$6.33 – $7.46	2,742,526	2.8	7.44		1,065,670	7.42
$11.10 – $15.43	2,879,358	5.6	15.16		537,178	15.25
$23.46 – $31.40	956,624	6.7	23.50		2,268	25.66

	13,729,892	5.3	$7.30	$355,552,762	5,481,013	$4.31	$158,363,029

At December 31, 2006, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $345.3 million and 5.3 years, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, under our 2004 stock incentive plan, we have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our Board of Directors. We granted non-vested stock awards of 30,954 shares, 472,368 shares and 1,089,070 shares during 2004, 2005 and 2006, respectively. These non-vested stock awards generally vest in equal annual increments over four years from the date of the grant. During 2006, we also granted 441,753 of non-vested stock units to certain of our employees, which vest ten years from the date of grant. Total compensation expense related to non-vested stock awards was $3.9 million for the year ended December 31, 2006. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares / Units	Weighted Average Market Value Per Share
Balance at December 31, 2003	—	$—
Granted	30,954	6.33

Balance at December 31, 2004	30,954	$6.33
Granted	472,368	15.34

Balance at December 31, 2005	503,322	$14.79
Granted	1,530,823	26.18
Vested	(109,035)	15.43
Forfeited	(43,441)	17.12

Balance at December 31, 2006	1,881,669	$23.97

Accounting for Stock-Based Compensation

In accordance with SFAS No. 123R, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options. SFAS No. 123R also requires companies to estimate forfeitures. As we previously estimated forfeitures under SFAS No. 123, in this regard our adoption of SFAS No. 123R has had no impact on our results of operations for the year ended December 31, 2006.

The weighted average fair value of options granted by us was $10.46, $5.62 and $2.68 for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Year ended December 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Risk-free interest rate	4.80%	3.99%	3.12%
Expected volatility	39.94%	40.00%	37.33%
Expected life	5 years	4 years	4 years

The dividend yield assumption is excluded from the calculation, as it is our present intention to retain all earnings. The expected volatility is based on a combination of our historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of actively traded options on our stock. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected life of our stock options represents the average between the vesting and contractual term, pursuant to Securities and Exchange Staff Accounting Bulletin No. 107.

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

The total estimated grant date fair value of stock options that vested during the year ended December 31, 2006 was $8.3 million, which approximates the share-based compensation expense before taxes. At December 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was approximately $24.3 million, which is expected to be recognized over a weighted average period of approximately 2.9 years. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $98.5 million. We recorded cash received from stock option exercises of $15.5 million and related tax benefits of $31.8 million during the year ended December 31, 2006. Upon option exercise, we issue new shares of stock.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. Prior to the adoption of SFAS No. 123R, we presented all such excess tax benefits as operating cash flows on our consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. Under SFAS No. 123R, we have classified excess tax benefits of $31.8 million for the year ended December 31, 2006 as financing cash inflows.

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

Deferred Compensation Plans. We have four deferred compensation plans (DCPs). The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The third, which we refer to as the Restoration Plan, was assumed by us in connection with the Insignia Acquisition, has been frozen and is no longer accepting deferrals. The fourth, which we refer to as the Trammell Crow Company DCP, was adopted by the Trammell Crow Company effective January 1, 2006, and was assumed by us in connection with the Trammell Crow Company Acquisition. Our deferred compensation plans historically have permitted a select group of management employees, as well as other highly compensated employees, to elect, immediately prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the respective deferred compensation plans.

Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment sooner than we expect.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-August 2004 DCP

Prior to amending the Pre-August 2004 DCP as discussed below, each participant in the Pre-August 2004 DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ended or on a future date at least three years after the deferral election date. The investment alternatives available to participants included two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of December 31, 2006, there were 3,217,235 outstanding stock fund units under the Pre-August 2004 DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $6.2 million and $7.6 million at December 31, 2006 and 2005, respectively.

Effective August 1, 2004, we closed the Pre-August 2004 DCP. On August 13, 2004, deferrals made by participants for the Plan Year 2004 were deposited in the Post-August 2004 DCP. Effective August 1, 2004, no additional deferrals were permitted under the Pre-August 2004 DCP. Existing account balances under the plan will be paid to participants in the future according to their existing deferral elections. However, currently all participants may make unscheduled in-service withdrawals of their account balances, including the shares of Class A common stock underlying stock fund units, if they pay a penalty equal to 7.5% and the taxes due on the value of the withdrawal. Unscheduled in-service withdrawals continue to be permitted under this Plan because it is grandfathered from the rules of new Section 409A of the Internal Revenue Code (IRC).

Prior to the 2001 Merger, participants were entitled to invest their deferrals in stock fund units that entitled them to receive future distributions of shares of CBRE common stock, which stock fund units now represent the right to receive future distributions of shares of our common stock. Each stock fund unit that was unvested prior to the 2001 Merger remained in participants’ accounts, but after the 2001 Merger was converted to the right to receive 2.77 shares of our Class A common stock. These unvested stock fund units were accounted for as a deferred compensation asset and were amortized as compensation expense over the remaining vesting period for such stock fund units in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” with $1.4 million charged to compensation expense for the year ended December 31, 2004. During the year ended December 31, 2004, the remaining stock fund units became fully vested and accordingly the related deferred compensation asset was fully amortized. Subsequent to the 2001 Merger, no new deferrals have been allowed in stock fund units.

In 2001, we announced a match for the Plan Year 2000 in the amount of $8.0 million, which has been invested in an interest bearing account on behalf of participants. The 2000 Company Match vested at 20% per year and was fully vested by December 2005. The related compensation expense was amortized over the vesting period. The amounts charged to expense for the 2000 Company match were $1.7 million for each of the years ended December 31, 2005 and 2004.

Post-August 2004 DCP

Effective August 1, 2004, we adopted the Post-August 2004 DCP, which began accepting deferrals for compensation earned after August 13, 2004. At adoption, each participant’s original deferral election made for the Plan Year 2004 in the Pre-August 2004 DCP was carried into the Post-August 2004 DCP. Participants were not allowed to make new deferral elections for the Plan Year 2004.

Under the Post-August 2004 DCP, each participant is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after the deferral election date. Deferrals are credited at the participant’s election to one or more investment alternatives under the Post-August 2004 DCP, which include a money-market fund and four mutual fund investment options. There is limited flexibility for participants to change distribution elections once made. Effective January 1, 2005, the Post-August 2004 DCP conforms to all the provisions outlined in Section 409A of the IRC and, therefore, does not allow for unscheduled in-service distributions.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability for our Pre-August 2004 DCP and Post-August 2004 DCP totaling $228.3 million and $184.7 million at December 31, 2006 and 2005, respectively, and assets (in the form of insurance) set aside to cover the liability of $203.3 million and $144.6 million as of December 31, 2006 and 2005, respectively. The current portion of the accumulated non-stock liability is $7.4 million and $16.1 million at December 31, 2006 and 2005, respectively, and is included in compensation and employee benefits payable in the accompanying consolidated balance sheets.

Restoration Plan

The Restoration Plan, assumed in connection with the Insignia Acquisition, has been frozen and is no longer accepting deferrals. The Restoration Plan is being administered only for the purpose of making distributions when participants terminate employment. The Restoration Plan is unfunded and has an accumulated non-stock liability of $4.2 million included in the accompanying consolidated balance sheets as of December 31, 2006 and 2005.

Trammell Crow Company DCP

Effective January 1, 2006, Trammell Crow Company established a non-qualified deferred compensation plan, or Trammell Crow Company DCP, for certain key employees of Trammell Crow Company. A portion of the eligible employees’ compensation can be directed into the Trammell Crow Company DCP. The Trammell Crow Company DCP is funded and included in the accompanying consolidated balance sheets is an accumulated non-stock liability of $1.6 million at December 31, 2006 and investments set aside to cover the liability of $1.6 million at December 31, 2006. The investments are included in trading securities and the Trammell Crow Company DCP liability is included in compensation and employee benefits payable in the accompanying consolidated balance sheets at December 31, 2006.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $129.4 million for the year ended December 31, 2006, $99.3 million for the year ended December 31, 2005 and $73.3 million for the year ended December 31, 2004.

401(k) Plans. Our CB Richard Ellis 401(k) Plan (401(k) Plan) is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code. Generally, our U.S. employees are eligible to participate in the plan if the employee is at least 21 years old. The 401(k) Plan provides for participant contributions as well as discretionary employer contributions. A participant is allowed to contribute to the 401(k) Plan from 1% to 50% of his or her compensation, subject to limits imposed by applicable law. Previously, we determined the amount of employer contributions, if any, to be contributed to the 401 (k) Plan based on the performance and profitability of our consolidated U.S. operations. Our contributions for the year were allocated to participants who were actively employed on the last day of the plan year in proportion to each participant’s pre-tax contributions for that year, up to 5% of the participant’s compensation. Effective January 1, 2007, we will contribute a 50% match on the first 3% of annual compensation (up to $150,000 of compensation) deferred by each participant. In connection

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the 401(k) Plan, we charged to expense $7.3 million for the year ended December 31, 2006, $3.6 million for the year ended December 31, 2005 and $1.2 million for the year ended December 31, 2004.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2006, 117,383 shares of our common stock were held as investments by participants in our 401(k) plan.

In connection with the Trammell Crow Company Acquisition, we assumed Trammell Crow Company’s existing 401(k) Retirement Savings Plan (Trammell Crow Company 401(k) Plan). The Trammell Crow Company 401(k) Plan is a defined contribution savings plan, which provides the opportunity for pretax contributions by employees of Trammell Crow Company. Trammell Crow Company matches 50% of the employee’s contributions up to 6% of the employee’s annual earnings or a maximum of $7,000 per employee per annum. Participants in the Trammell Crow Company 401(k) Plan are continuing participation in the Trammell Crow Company 401(k) without interruption until April 1, 2007, at which time they will join our 401(k) Plan. No further contributions will be made to the Trammell Crow Company 401(k) Plan after April 1, 2007. The Trammell Crow Company 401(k) Plan will be merged with our 401(k) Plan on July 1, 2007.

Pension Plans. The London-based firm of Hillier Parker May & Rowden, which we acquired in 1998, had a contributory defined benefit pension plan. A subsidiary of Insignia, which we acquired in connection with the Insignia Acquisition in 2003, had a contributory defined benefit pension plan in the U.K. Our subsidiaries based in the U.K. maintain these plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Pension expense totaled $7.4 million for the year ended December 31, 2006, $4.5 million for the year ended December 31, 2005 and $6.5 million for the year ended December 31, 2004.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A measurement date of September 30, 2006 was used for both of our defined benefit pension plans for the year ended December 31, 2006. The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of period	$261,703	$227,293
Service cost	6,878	5,552
Interest cost	14,165	12,374
Plan participants’ contributions	2,022	2,494
Amendments	(4,419)	—
Actuarial loss	13,437	46,438
Benefits paid	(8,639)	(5,042)
Foreign currency translation	38,094	(27,406)

Benefit obligation at end of period	$323,241	$261,703

Change in plan assets
Fair value of plan asset at beginning of period	$204,319	$185,395
Actuarial return on plan assets	25,097	38,097
Company contributions	11,981	5,183
Plan participants’ contributions	2,022	2,494
Benefits paid	(8,639)	(5,042)
Foreign currency translation	30,490	(21,808)

Fair value of plan assets at end of period	$265,270	$204,319

Funded status (1)	$(57,971)	$(57,384)

Unrecognized net actuarial loss		46,710
Unrecognized prior service benefit		(5,344)
Company contributions in the post-measurement period		4,450

Net amount recognized		$(11,568)

Net amount recognized in the consolidated balance sheets
Accrued benefit liability	$(57,971)	$(41,194)
Accumulated other comprehensive loss	—	29,626

	$(57,971)	$(11,568)

(1)	After adoption of SFAS No. 158 on December 31, 2006, funded status is recorded and this reconciliation is no longer required.

As of December 31, 2006, items not yet recognized as a component of net periodic pension cost were as follows (dollars in thousands):

Unamortized actuarial loss	$49,093
Prior service benefit	(10,273)
Company contributions in the post-measurement period	618

Accumulated other comprehensive loss	$39,438

The estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2007 are $1.9 million and $0.9 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all defined benefit pension plans was $310.6 million and $251.4 million at December 31, 2006 and 2005, respectively. Net periodic pension cost consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Service cost	$6,878	$5,552	$6,782
Interest cost	14,165	12,374	11,223
Expected return on plan assets	(14,727)	(13,768)	(12,666)
Amortization of prior service benefit	(481)	(475)	(279)
Amortization of unrecognized net loss	1,530	770	1,391

Net periodic pension cost	$7,365	$4,453	$6,451

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2006	2005
Discount rate	5.00%	5.00%
Expected return on plan assets	6.45%	6.61%
Rate of compensation increase	4.04%	3.94%

Weighted average assumptions used to determine our net periodic pension cost were as follows:

	Year Ended December 31,
	2006	2005	2004
Discount rate	5.00%	5.25%	5.66%
Expected return on plan assets	6.45%	6.97%	7.62%
Rate of compensation increase	4.04%	3.94%	3.90%

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2006 is based on 71.7% of the portfolio being invested in equities yielding a 7.2% return and 22.9% of assets being primarily invested in corporate and government debt securities yielding a 4.5% return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

Our pension plan weighted average asset allocations at December 31, 2006 and 2005, by asset category were as follows:

	Target Allocation 2007	Plan Assets At December 31,
Asset Category		2006	2005
Equity securities	53%-72%	71.7%	76.7%
Debt securities	13%-47%	22.9%	19.0%
Other	15%	5.4%	4.3%

Total		100.0%	100.0%

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

We expect to contribute $8.3 million to our pension plans in 2007. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2007	$6,122
2008	6,854
2009	7,371
2010	8,637
2011	9,463
2012-2016	48,539

Total	$86,986

17. Income Taxes

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal:
Current	$100,476	$82,431	$(3)
Deferred	(16,737)	(7,367)	9,324

	83,739	75,064	9,321
State:
Current	43,793	11,016	—
Deferred	(17,600)	2,293	1,185

	26,193	13,309	1,185
Foreign:
Current	86,281	48,792	28,504
Deferred	2,113	1,716	4,519

	88,394	50,508	33,023

	$198,326	$138,881	$43,529

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation, stated as a percentage of pre-tax income (loss), of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2006	2005	2004
Federal statutory tax rate	35%	35%	35%
Permanent differences	—	1	(1)
State taxes, net of federal benefit	2	2	1
Taxes on foreign income which differ from the U.S. statutory rate	(1)	(1)	5
Tax contingency reserve	2	—	—
Other	—	2	—

Effective tax rate	38%	39%	40%

The domestic component of income before provision for income taxes included in the accompanying consolidated statements of operations was $256.4 million for the year ended December 31, 2006, $206.9 million for the year ended December 31, 2005 and $30.4 million for the year ended December 31, 2004. The international component of income before provision for income taxes was $260.5 million for the year ended December 31, 2006, $149.3 million for the year ended December 31, 2005 and $77.9 million for the year ended December 31, 2004.

During the years ended December 31, 2006, 2005 and 2004, respectively, we recorded a $32.9 million, $21.1 million and $9.1 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $31.8 million, $20.6 million and $9.1 million was charged directly to additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheets in 2006, 2005 and 2004, respectively.

Cumulative tax effects of temporary differences are shown below at December 31, 2006 and 2005 (dollars in thousands):

	December 31,
	2006	2005
Asset (Liability)
Property and equipment	$4,053	$615
Bad debt and other reserves	59,894	45,953
Capitalized costs and intangibles	(188,985)	(42,283)
Bonus and deferred compensation	158,310	108,427
Trading securities and other investments	(74,635)	10,817
NOL, alternative minimum tax credit and charitable contribution carryforwards and state tax credits	83,622	16,357
Unconsolidated affiliates	15,861	5,576
Pension obligation	17,997	13,677
Acquisition	4,046	1,486
All other	9,957	2,827

Net deferred tax assets before valuation allowances	90,120	163,452
Valuation allowances	(27,699)	(30,623)

Net deferred tax assets	$62,421	$132,829

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were as follows (dollars in thousands):

	December 31,
	2006	2005
Total deferred tax assets	$425,134	$251,630
Deferred tax assets valuation allowances	(27,699)	(30,623)

	397,435	221,007
Total deferred tax liabilities	(335,014)	(88,178)

Net deferred tax assets	$62,421	$132,829

As of December 31, 2006, we had U.S. federal net operating losses (NOLs) of approximately $156.3 million, translating to a deferred tax asset before valuation allowance of $54.7 million. Approximately $53.2 million of the deferred tax assets representing NOLs were acquired in connection with the Trammell Crow Company Acquisition and these losses will be fully utilized before expiration. Our NOLs begin expiring in 2023 continuing through 2026. As of December 31, 2006, there were also deferred tax assets of approximately $18.6 million related to state NOLs as well as $9.0 million related to foreign NOLs. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

Management determined that as of December 31, 2006, $27.7 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. During the year ended December 31, 2006, our valuation allowances decreased by approximately $2.9 million. A decrease of $6.4 million was primarily as a result of our determination that a portion of the deferred tax asset representing net operating losses and capital losses for which a valuation allowance had previously been recorded would be utilized. Of this total decrease to the valuation allowance, $4.5 million related to deferred tax assets that were established in connection with the Insignia Acquisition, thus the reduction of the valuation allowance resulted in a decrease to goodwill. The total decrease of $6.4 million noted above was partially offset by an increase in valuation allowances as a result of the Trammell Crow Company Acquisition.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2005, we elected to repatriate approximately $52.4 million under the provisions of the Act, which resulted in a $2.8 million charge to income tax expense for the year ended December 31, 2005.

A deferred U.S. tax liability has not been provided on the remaining unremitted earnings of foreign subsidiaries because it is our intent to permanently reinvest these earnings. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes—Special Areas,” aggregated approximately $427.4 million at December 31, 2006. The determination of the tax liability upon repatriation is not practicable.

18. Stockholders’ Equity

We are authorized to issue 325,000,000 shares of Class A common stock with $0.01 par value per share. Holders of our Class A common stock are entitled to one vote per share on all matters on which our stockholders are entitled to vote. Holders of our Class A common stock are entitled to receive ratable dividends if and when declared from time to time by our board of directors out of funds legally available for that purpose, after payment

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of dividends required to be paid on any outstanding preferred stock. Our amended and restated credit agreement governing our revolving credit facility and senior secured term loan facilities imposes restrictions on our ability to declare dividends with respect to our Class A common stock.

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

19. Earnings Per Share Information

The following is a calculation of earnings per share (dollars in thousands, except share data):

	Year Ended December 31,
	2006			2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$318,571	226,685,122	$1.41	$217,341	222,129,066	$0.98	$64,725	203,326,218	$0.32

Diluted earnings per share:
Net income applicable to common stockholders	$318,571	226,685,122		$217,341	222,129,066		$64,725	203,326,218
Dilutive effect of contingently issuable shares	—	246,736		—	28,962		—	3,032,259
Dilutive effect of stock options	—	8,186,483		—	7,697,028		—	7,676,742

Net income applicable to common stockholders	$318,571	235,118,341	$1.35	$217,341	229,855,056	$0.95	$64,725	214,035,219	$0.30

20. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.0 billion and $759.8 million at December 31, 2006 and 2005, respectively.

21. Fair Value of Financial Instruments

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warehouse Receivables: Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the WaMu and JP Morgan warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Melody & Company (CBRE Melody), which was formerly known as L.J. Melody & Company (See Note 14).

Trading Securities: The substantial majority of this balance represents an investment in Savills plc acquired as part of the Trammell Crow Company Acquisition. These investments are carried at fair value as of December 31, 2006 (see Note 9).

Short-Term Borrowings: The majority of this balance represents our revolving credit facility and the WaMu and JP Morgan warehouse lines of credit outstanding for CBRE Melody. Due to the variable interest rates of these instruments, fair value approximates carrying value (See Note 14).

11 1/4% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of the 11 1/4% senior subordinated notes was $177.8 million at December 31, 2005. Their actual carrying value totaled $163.0 million at December 31, 2005 (See Note 14).

9 3/4% Senior Notes: Based on dealers’ quotes, the estimated fair value of the 9 3/4% senior notes was $3.5 million and $141.7 million at December 31, 2006 and 2005, respectively. Their actual carrying value totaled $3.3 million and $130.0 million at December 31, 2006 and 2005, respectively (See Note 14).

Senior Secured Term Loans, Long-Term Debt and Notes Payable on Real Estate: Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (see Notes 13 and 14).

22. Liabilities Related to the Insignia Acquisition

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities and redundant employees as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we accrued certain liabilities in accordance with EITF Issue No. 95-3. The remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2005	2006 Utilization	To be Utilized at December 31, 2006
Lease termination costs	$19,289	$(9,313)	$9,976
Legal settlements anticipated	7,670	(5,424)	2,246
Severance	671	(671)	—
Costs associated with exiting contracts	69	(69)	—

	$27,699	$(15,477)	$12,222

The remaining liability for lease termination costs will be paid over the remaining contract periods through 2012. The remaining liability covering our exposure in various lawsuits involving Insignia that were pending prior to the Insignia Acquisition will be paid as each case is settled.

We recorded merger-related charges of $25.6 million for the year ended December 31, 2004 in connection with the Insignia Acquisition. These charges primarily related to the exit of facilities that were occupied by us

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to the Insignia Acquisition as well as the termination of employees, both of which became duplicative as a result of the Insignia Acquisition. The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2005	2006 Utilization	To be Utilized at December 31, 2006
Lease termination costs	$18,302	$(4,305)	$13,997

23. Guarantor and Nonguarantor Financial Statements

The 9 3/4% senior notes and the Credit Agreement are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. (See Note 14 for additional information).

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2006 and 2005; condensed consolidating statements of operations for the years ended December 31, 2006, 2005 and 2004 and condensed consolidating statements of cash flows for the years ended December 31, 2006, 2005 and 2004 of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

“Revenue” and “Cost of Services” have been increased from amounts previously reported for the years ended December 31, 2005 and 2004 (see Note 2 for additional information).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$84,373	$43,836	$116,262	$—	$244,476
Restricted cash	—	—	212,515	423	—	212,938
Receivables, less allowance for doubtful accounts	2	—	401,297	479,510	—	880,809
Warehouse receivables (a)	—	—	103,992	—	—	103,992
Deferred tax assets, net	143,024	—	—	—	—	143,024
Real estate under development	—	—	60,853	—	—	60,853
Real estate and other assets held for sale	—	—	61,846	—	—	61,846
Trading securities	—	—	355,503	—	—	355,503
Available for sale securities	—	—	371	—	—	371
Prepaid expenses and other current assets	1,987	4,265	103,718	38,231	—	148,201

Total Current Assets	145,018	88,638	1,343,931	634,426	—	2,212,013
Property and equipment, net	—	—	109,193	71,353	—	180,546
Goodwill	—	—	1,774,507	413,845	—	2,188,352
Other intangible assets, net	—	—	417,000	24,073	—	441,073
Deferred compensation assets	—	203,271	—	—	—	203,271
Investments in and advances to unconsolidated subsidiaries	—	—	101,766	126,033	—	227,799
Investments in consolidated subsidiaries	1,199,063	2,616,196	579,006	—	(4,394,265)	—
Inter-company loan receivable	—	568,873	2,149	10,987	(582,009)	—
Real estate under development	—	—	171,826	—	—	171,826
Real estate held for investment	—	—	166,975	—	—	166,975
Available for sale securities	—	—	21,228	6,721	—	27,949
Other assets, net	—	29,412	76,100	19,315	—	124,827

Total Assets	$1,344,081	$3,506,390	$4,763,681	$1,306,753	$(4,976,274)	$5,944,631

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,838	$293,327	$181,687	$—	$480,852
Deferred purchase consideration	—	—	159,676	—	—	159,676
Compensation and employee benefits payable	—	—	218,418	112,520	—	330,938
Accrued bonus and profit sharing	—	—	280,361	243,823	—	524,184
Income taxes payable	48,576	—	—	—	—	48,576
Short-term borrowings:
Warehouse lines of credit (a)	—	—	103,992	—	—	103,992
Other	—	—	13,450	8,766	—	22,216

Total short-term borrowings	—	—	117,442	8,766	—	126,208
Current maturities of long-term debt	—	11,000	37	799	—	11,836
Notes payable on real estate	—	—	134,287	—	—	134,287
Liabilities related to real estate and other assets held for sale	—	—	51,735	—	—	51,735
Other current liabilities	31,112	—	6,609	—	—	37,721

Total Current Liabilities	79,688	16,838	1,261,892	547,595	—	1,906,013
Long-Term Debt:
Senior secured term loans	—	2,062,000	—	—	—	2,062,000
9 3/4% senior notes	—	3,310	—	—	—	3,310
Inter-company loan payable	2,149	—	579,860	—	(582,009)	—
Other long-term debt	—	—	15	1,348	—	1,363

Total Long-Term Debt	2,149	2,065,310	579,875	1,348	(582,009)	2,066,673
Deferred compensation liability	—	225,179	—	—	—	225,179
Deferred tax liabilities, net	80,603	—	—	—	—	80,603
Pension liability	—	—	—	57,971	—	57,971
Notes payable on real estate	—	—	166,184	—	—	166,184
Other liabilities	—	—	139,534	42,697	—	182,231

Total Liabilities	162,440	2,307,327	2,147,485	649,611	(582,009)	4,684,854
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	78,136	—	78,136
Stockholders’ Equity	1,181,641	1,199,063	2,616,196	579,006	(4,394,265)	1,181,641

Total Liabilities and Stockholders’ Equity	$1,344,081	$3,506,390	$4,763,681	$1,306,753	$(4,976,274)	$5,944,631

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$6	$106,449	$305,956	$36,878	$—	$449,289
Restricted cash	—	—	4,698	481	—	5,179
Receivables, less allowance for doubtful accounts	3	—	178,724	304,448	—	483,175
Warehouse receivables (a)	—	—	255,963	—	—	255,963
Prepaid expenses and other current assets	38,629	80	22,438	30,211	—	91,358

Total Current Assets	38,638	106,529	767,779	372,018	—	1,284,964
Property and equipment, net	—	—	80,290	57,365	—	137,655
Goodwill	—	—	556,399	323,780	—	880,179
Other intangible assets, net	—	—	85,093	24,447	—	109,540
Deferred compensation assets	—	144,597	—	—	—	144,597
Investments in and advances to unconsolidated subsidiaries	—	6,362	82,007	17,784	—	106,153
Investments in consolidated subsidiaries	651,017	541,718	321,177	—	(1,513,912)	—
Inter-company loan receivable	93,605	571,708	—	—	(665,313)	—
Deferred tax assets, net	94,200	—	—	—	—	94,200
Available for sale securities	—	—	—	6,661	—	6,661
Other assets, net	250	17,839	28,901	4,733	—	51,723

Total Assets	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672

Current Liabilities:
Accounts payable and accrued expenses	$—	$6,594	$103,686	$143,805	$—	$254,085
Compensation and employee benefits payable	—	—	119,521	70,463	—	189,984
Accrued bonus and profit sharing	—	—	155,664	169,309	—	324,973
Income taxes payable	63,918	—	—	—	—	63,918
Short-term borrowings:
Warehouse lines of credit (a)	—	—	255,963	—	—	255,963
Other	—	—	16,189	—	—	16,189

Total short-term borrowings	—	—	272,152	—	—	272,152
Current maturities of long-term debt	—	11,800	—	113	—	11,913
Other current liabilities	20,107	—	671	—	—	20,778

Total Current Liabilities	84,025	18,394	651,694	383,690	—	1,137,803
Long-Term Debt:
11 1/4% senior subordinated notes, net of unamortized discount	—	163,021	—	—	—	163,021
Senior secured term loan	—	253,450	—	—	—	253,450
9 3/4% senior notes	—	130,000	—	—	—	130,000
Inter-company loan payable	—	—	647,228	18,085	(665,313)	—
Other long-term debt	—	—	—	2,685	—	2,685

Total Long-Term Debt	—	546,471	647,228	20,770	(665,313)	549,156
Deferred compensation liability	—	172,871	—	—	—	172,871
Pension liability	—	—	—	41,194	—	41,194
Other liabilities	—	—	81,006	33,133	—	114,139

Total Liabilities	84,025	737,736	1,379,928	478,787	(665,313)	2,015,163
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	6,824	—	6,824
Stockholders’ Equity	793,685	651,017	541,718	321,177	(1,513,912)	793,685

Total Liabilities and Stockholders’ Equity	$877,710	$1,388,753	$1,921,646	$806,788	$(2,179,225)	$2,815,672

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,515,361	$1,516,666	$—	$4,032,027
Costs and expenses:
Cost of services	—	—	1,378,168	732,344	—	2,110,512
Operating, administrative and other	11,831	6,978	776,286	508,686	—	1,303,781
Depreciation and amortization	—	—	42,061	25,534	—	67,595

Operating (loss) income	(11,831)	(6,978)	318,846	250,102	—	550,139
Equity income from unconsolidated subsidiaries	—	324	24,365	8,611	—	33,300
Minority interest expense	—	—	—	6,120	—	6,120
Other income	—	—	8,610	—	—	8,610
Interest income	9	42,300	7,441	2,195	(42,123)	9,822
Interest expense	—	41,004	39,806	6,320	(42,123)	45,007
Loss on extinguishment of debt	—	33,847	—	—	—	33,847
Equity income from consolidated subsidiaries	325,515	354,210	159,553	—	(839,278)	—

Income before (benefit) provision for income taxes	313,693	315,005	479,009	248,468	(839,278)	516,897
(Benefit) provision for income taxes	(4,878)	(10,510)	124,799	88,915	—	198,326

Net income	$318,571	$325,515	$354,210	$159,553	$(839,278)	$318,571

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$(117)	$2,137,947	$1,056,196	$—	$3,194,026
Costs and expenses:
Cost of services	—	—	1,226,091	527,381	—	1,753,472
Operating, administrative and other	6,029	5,048	641,865	369,690	—	1,022,632
Depreciation and amortization	—	—	28,069	17,447	—	45,516

Operating (loss) income	(6,029)	(5,165)	241,922	141,678	—	372,406
Equity income from unconsolidated subsidiaries	—	4,718	30,263	3,444	—	38,425
Minority interest expense	—	—	—	2,163	—	2,163
Interest income	92	42,559	6,737	4,057	(42,224)	11,221
Interest expense	112	51,803	37,859	8,731	(42,224)	56,281
Loss on extinguishment of debt	—	7,386	—	—	—	7,386
Equity income from consolidated subsidiaries	221,079	229,173	87,777	—	(538,029)	—

Income before (benefit) provision for income taxes	215,030	212,096	328,840	138,285	(538,029)	356,222
(Benefit) provision for income taxes	(2,311)	(8,983)	99,667	50,508	—	138,881

Net income	$217,341	$221,079	$229,173	$87,777	$(538,029)	$217,341

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,799,156	$847,917	$—	$2,647,073
Costs and expenses:
Cost of services	—	—	1,062,573	423,169	—	1,485,742
Operating, administrative and other	2,168	12,933	566,479	328,312	—	909,892
Depreciation and amortization	—	—	36,263	18,594	—	54,857
Merger-related charges	—	—	22,038	3,536	—	25,574

Operating (loss) income	(2,168)	(12,933)	111,803	74,306	—	171,008
Equity income from unconsolidated subsidiaries	—	781	16,473	3,723	—	20,977
Minority interest expense	—	—	—	1,502	—	1,502
Interest income	185	53,585	3,249	3,444	(53,537)	6,926
Interest expense	4,094	58,874	48,363	10,286	(53,537)	68,080
Loss on extinguishment of debt	7,166	13,909	—	—	—	21,075
Equity income from consolidated subsidiaries	74,467	96,896	36,663	—	(208,026)	—

Income before (benefit) provision for income taxes	61,224	65,546	119,825	69,685	(208,026)	108,254
(Benefit) provision for income taxes	(3,501)	(8,921)	22,929	33,022	—	43,529

Net income	$64,725	$74,467	$96,896	$36,663	$(208,026)	$64,725

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(48,555)	$(31,459)	$277,088	$173,407	$370,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(32,938)	(22,360)	(55,298)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(32,834)	(74,657)	(107,491)
Cash paid for acquisition of Trammell Crow Company, net of cash acquired	—	—	(1,677,422)	—	(1,677,422)
Capital distributions from (contributions to) investments in unconsolidated subsidiaries, net	—	81	11,910	(46,380)	(34,389)
Proceeds from the sale of servicing rights and other assets	—	—	7,614	427	8,041
(Increase) decrease in restricted cash	—	—	(195,893)	101	(195,792)
Other investing activities, net	—	64	101	253	418

Net cash provided by (used in) investing activities	—	145	(1,919,462)	(142,616)	(2,061,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	751,900	—	91,424	843,324
Repayment of revolving credit facility	—	(751,900)	—	(91,424)	(843,324)
Proceeds from senior secured term loans	—	2,073,000	—	—	2,073,000
Repayment of senior secured term loan	—	(265,250)	—	—	(265,250)
Repayment of 11 1/4% senior subordinated notes	—	(164,669)	—	—	(164,669)
Repayment of 9 3/4% senior notes	—	(126,690)	—	—	(126,690)
Repayment of Trammell Crow Company’s revolving credit facility	—	—	(74,000)	—	(74,000)
Proceeds from notes payable on real estate held for investment	—	—	18,200	—	18,200
Repayment of short-term borrowings and other loans, net	—	—	(3,216)	(5,410)	(8,626)
Proceeds from exercise of stock options	15,572	—	—	—	15,572
Incremental tax benefit from stock options exercised	31,774	—	—	—	31,774
Minority interest contributions, net	—	—	—	11,610	11,610
Payment of deferred financing fees	—	(29,843)	—	—	(29,843)
Decrease (increase) in inter-company receivables, net	1,167	(1,477,310)	1,439,270	36,873	—
Other financing activities, net	41	—	—	(1,996)	(1,955)

Net cash provided by financing activities	48,554	9,238	1,380,254	41,077	1,479,123
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	7,516	7,516
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(22,076)	(262,120)	79,384	(204,813)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	106,449	305,956	36,878	449,289

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$84,373	$43,836	$116,262	$244,476

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$54,116	$1,484	$327	$55,927

Income taxes, net of refunds	$218,935	$—	$—	$—	$218,935

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$76,620	$(30,649)	$187,639	$126,046	$359,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	—	—	2,892	757	3,649
Investment in property held for sale	—	—	—	(64,828)	(64,828)
Disposition of investment in property held for sale	—	—	—	64,828	64,828
Capital expenditures	—	—	(21,544)	(16,207)	(37,751)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(7,023)	(68,671)	(75,694)
Contributions to unconsolidated subsidiaries, net of capital distributions	—	2,721	(12,980)	(916)	(11,175)
Decrease in restricted cash	—	—	4,037	10	4,047
Other investing activities, net	—	64	1,010	341	1,415

Net cash provided by (used in) investing activities	—	2,785	(33,608)	(84,686)	(115,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loan	—	(11,800)	—	—	(11,800)
Proceeds from debt related to property held for sale	—	—	—	53,543	53,543
Repayment of debt related to property held for sale	—	—	—	(53,543)	(53,543)
(Repayment of) proceeds from euro cash pool and other loans, net	—	—	(3,897)	1,364	(2,533)
Repayment of 11 1/4% senior subordinated notes	—	(42,700)	—	—	(42,700)
Proceeds from exercise of stock options	11,450	—	—	—	11,450
Payment of deferred financing fees	—	(318)	—	—	(318)
(Increase) decrease in inter-company receivables, net	(91,976)	186,325	(60,641)	(33,708)	—
Other financing activities, net	416	—	—	(1,787)	(1,371)

Net cash (used in) provided by financing activities	(80,110)	131,507	(64,538)	(34,131)	(47,272)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(4,482)	(4,482)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,490)	103,643	89,493	2,747	192,393
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,496	2,806	216,463	34,131	256,896

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$6	$106,449	$305,956	$36,878	$449,289

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$51,625	$773	$—	$52,398

Income taxes, net of refunds	$56,817	$—	$—	$—	$56,817

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$37,164	$(4,726)	$126,154	$28,615	$187,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of servicing rights and other assets	—	—	5,830	873	6,703
Proceeds from sale of property held for sale	—	—	—	50,401	50,401
Capital expenditures	—	—	(37,884)	(15,069)	(52,953)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(10,906)	(14,236)	(25,142)
Contributions to unconsolidated subsidiaries, net of capital distributions	—	(490)	(5,653)	(2,786)	(8,929)
Decrease in restricted cash	—	—	3,810	2,660	6,470
Other investing activities, net	—	—	1,339	(6,240)	(4,901)

Net cash (used in) provided by investing activities	—	(490)	(43,464)	15,603	(28,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the revolver and swingline credit facility	—	186,750	—	—	186,750
Repayment of revolver and swingline credit facility	—	(186,750)	—	—	(186,750)
Repayment of senior secured term loan	—	(20,450)	—	—	(20,450)
Repayment of debt related to property held for sale	—	—	—	(41,956)	(41,956)
Repayment of euro cash pool and other loans, net	—	—	(4,857)	(11,824)	(16,681)
Repayment of 9 3/4% senior notes	—	(70,000)	—	—	(70,000)
Repayment of 11 1/4% senior subordinated notes	—	(21,631)	—	—	(21,631)
Repayment of 16% senior notes	(38,316)	—	—	—	(38,316)
Proceeds from issuance of common stock, net	135,000	—	—	—	135,000
Proceeds from exercise of stock options	9,643	—	—	—	9,643
Payment of deferred financing fees	—	(4,683)	—	—	(4,683)
(Increase) decrease in inter-company receivables, net	(147,112)	124,769	(10,122)	32,465	—
Other financing activities, net	4,109	—	—	(2,401)	1,708

Net cash (used in) provided by financing activities	(36,676)	8,005	(14,979)	(23,716)	(67,366)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	1,525	1,525
NET INCREASE IN CASH AND CASH EQUIVALENTS	488	2,789	67,711	22,027	93,015
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,008	17	148,752	12,104	163,881

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,496	$2,806	$216,463	$34,131	$256,896

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$7,050	$67,020	$1,548	$3,136	$78,754

Income taxes, net of refunds	$17,915	$—	$—	$—	$17,915

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Industry Segments

We report our operations through five segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S., which were acquired in the Trammell Crow Company Acquisition on December 20, 2006.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information by operating segment is as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenue (1)
Americas	$2,506,913	$2,172,813	$1,842,050
EMEA	933,517	707,330	551,307
Asia Pacific	354,756	186,573	159,702
Global Investment Management	228,034	127,310	94,014
Development Services	8,807	—	—

	$4,032,027	$3,194,026	$2,647,073

Operating income (loss)
Americas	$303,888	$242,837	$106,704
EMEA	172,994	94,334	30,902
Asia Pacific	40,019	23,846	18,553
Global Investment Management	36,329	11,389	14,849
Development Services	(3,091)	—	—

	550,139	372,406	171,008
Equity income from unconsolidated subsidiaries
Americas	15,792	14,096	10,709
EMEA	2,287	282	83
Asia Pacific	464	1,187	936
Global Investment Management	14,755	22,860	9,249
Development Services	2	—	—

	33,300	38,425	20,977
Minority interest expense
Americas	1,033	828	421
EMEA	1,029	591	602
Asia Pacific	2,714	178	381
Global Investment Management	666	566	98
Development Services	678	—	—

	6,120	2,163	1,502
Other income	8,610	—	—
Interest income	9,822	11,221	6,926
Interest expense	45,007	56,281	68,080
Loss on extinguishment of debt	33,847	7,386	21,075

Income before provision for income taxes	$516,897	$356,222	$108,254

Depreciation and amortization
Americas	$38,846	$30,782	$37,514
EMEA	15,152	10,468	12,050
Asia Pacific	5,499	2,430	2,476
Global Investment Management	2,306	1,836	2,817
Development Services	5,792	—	—

	$67,595	$45,516	$54,857

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Capital expenditures
Americas	$34,432	$25,451	$39,470
EMEA	10,306	7,666	10,038
Asia Pacific	6,732	3,572	2,180
Global Investment Management	3,828	1,062	1,265
Development Services	—	—	—

	$55,298	$37,751	$52,953

	December 31,
	2006	2005
	(Dollars in thousands)
Identifiable assets
Americas	$3,744,597	$1,412,497
EMEA	769,270	579,347
Asia Pacific	177,196	92,936
Global Investment Management	208,455	148,774
Development Services	657,613	—
Corporate	387,500	582,118

	$5,944,631	$2,815,672

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents and net deferred tax assets.

	December 31,
	2006	2005
	(Dollars in thousands)
Investments in and advances to unconsolidated subsidiaries
Americas	$48,926	$41,503
EMEA	2,307	389
Asia Pacific	299	6,587
Global Investment Management	105,741	57,674
Development Services	70,526	—

	$227,799	$106,153

Geographic Information:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Revenue (1)
U.S.	$2,515,362	$2,135,130	$1,798,907
U.K.	519,865	433,524	366,518
All other countries	996,800	625,372	481,648

	$4,032,027	$3,194,026	$2,647,073

The revenue shown in the table above is allocated based upon the country in which services are performed.

(1)	Revenue has been increased from amounts previously reported for the years ended December 31, 2005 and 2004 (see Note 2 for additional information).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005
	(Dollars in thousands)
Long-lived assets
U.S.	$109,101	$80,290
U.K.	28,397	28,035
All other countries	43,048	29,330

	$180,546	$137,655

The long-lived assets shown in the table above include property and equipment.

25. Related Party Transactions

Included in prepaid expenses, other current assets and other long-term assets, net in the accompanying consolidated balance sheets are loans from related parties, primarily employees, of $66.3 million and $26.6 million as of December 31, 2006 and 2005, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 10.0% per annum and mature on various dates through 2012.

The accompanying consolidated balance sheets also include $0.1 million of notes receivable from sale of stock as of December 31, 2006 and 2005. These notes are primarily comprised of full recourse loans to our employees, officers and certain shareholders, and are secured by our common stock that is owned by the borrowers. There is only one shareholder loan outstanding as of December 31, 2006. This loan requires quarterly interest payments, bears interest at 10.0% per annum and matures in 2011.

Previously Brett White, our Chief Executive Officer, had an outstanding loan balance of $257,300 in connection with his purchase of shares in 1998 under our 1996 Equity Incentive Plan. All interest charged on the outstanding loan balances for any year was forgiven if Mr. White’s performance produced a high enough level of bonus, with approximately $7,500 of interest forgiven for each $10,000 of bonus. Mr. White repaid this loan in full on February 15, 2005 and all interest charged in 2005 was forgiven in 2006.

From time to time, directors and executive officers are given an opportunity to invest in investment vehicles managed by certain of our subsidiaries on the same terms as other unaffiliated investors. In 2006, Ray Wirta, our former Chief Executive Officer and current director, invested $1.1 million in CBRE Realty Finance, Inc., a real estate investment trust managed and sponsored by an affiliate of ours as well as by our subsidiary, CBRE Melody. In 2005, Bradford Freeman, one of our directors, invested $5.0 million, Richard Blum, our Chairman of the Board, invested $2.5 million, Frederic Malek, one of our directors, invested $1.2 million, Mr. Wirta invested $0.5 million and Cal Frese, one of our executive officers, invested $0.2 million in CBRE Realty Finance, Inc. Subsequently, Mr. Blum transferred $0.3 million of his interest including $0.2 million to Lake Street Partners, L.P., a partnership for which Jane Su, one of our directors is general partner. These investments have been made on the same terms as unaffiliated investors.

Additionally, Mr. Malek has committed to invest $2.0 million, Blum Family Partners, L.P., a significant stockholder affiliated with Richard Blum, our Chairman of the Board, has committed to invest $1.5 million and Mr. Wirta has committed to invest $1.0 million in CB Richard Ellis Strategic Partners IV, L.P. (through pooled co-investment vehicles organized for the investment of certain employees). As of December 31, 2006, Mr. Malek had funded $0.9 million, Blum Family Partners, L.P. had funded $0.6 million and Mr. Wirta had funded $0.4 million of their respective commitments in this investment. In addition, Mr. Wirta previously invested an aggregate of $25,000, $50,000 and $75,000, respectively in CB Richard Ellis Strategic Partners, L.P., CB

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Richard Ellis Strategic Partners II, L.P. and CB Richard Ellis Strategic Partners III, L.P. The Strategic Partner funds are closed-end real estate investment funds managed and sponsored by our subsidiary, CBRE Investors. Each of these investments has been approved by our Board of Directors, including all of the disinterested members.

CBRE Investors and certain investment funds managed by it, retained the law firm of Mayer, Brown, Rowe & Maw LLP, including its predecessors, to provide legal services during each of 2006, 2005 and 2004. Mr. Kantor, who has been a member of our Board since February 2004, currently is a partner at Mayer, Brown, Rowe & Maw LLP.

26. Subsequent Events

In January 2007, we completed the sale of the approximately 19% ownership in Savills plc, a real estate services company based in the U.K., held by Trammell Crow Company. The disposition was effected through the sale of approximately 25.9 million shares of Savills plc common stock. The proceeds from the sale, net of selling costs, totaled approximately $311.0 million, which will result in a pre-tax loss on sale of approximately $34.0 million in 2007, which is largely driven by stock price depreciation from December 31, 2006 through the date of sale.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities.

CB RICHARD ELLIS GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2006	Three Months Ended September 30, 2006	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006
	(Dollars in thousands, except share data)
Revenue (1)	$1,409,270	$967,941	$903,544	$751,272
Operating income	223,837	138,868	127,879	59,555
Net income	125,098	92,309	64,254	36,910
Basic EPS (2)	$0.55	$0.41	$0.28	$0.16
Weighted average shares outstanding for basic EPS (2)	228,422,382	226,749,704	225,964,727	225,559,521
Diluted EPS (2)	$0.53	$0.39	$0.27	$0.16
Weighted average shares outstanding for diluted EPS (2)	236,932,665	233,943,772	233,655,941	232,948,764

	Three Months Ended December 31, 2005	Three Months Ended September 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
	(Dollars in thousands, except share data)
Revenue (1)	$1,032,679	$814,296	$740,441	$606,610
Operating income	158,969	95,884	80,924	36,629
Net income	95,412	56,936	50,421	14,572
Basic EPS (2)	$0.43	$0.26	$0.23	$0.07
Weighted average shares outstanding for basic EPS (2)	224,131,671	222,532,011	221,355,696	220,598,529
Diluted EPS (2)	$0.41	$0.25	$0.22	$0.06
Weighted average shares outstanding for diluted EPS (2)	231,543,324	230,331,813	229,097,697	228,554,175

(1)	Revenue has been increased from amounts previously reported. See Note 2 of our Notes to Consolidated Financial Statements.
(2)	EPS is defined as earnings per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded from its assessment of the effectiveness of our internal control over financial reporting the internal controls of Trammell Crow Company, which we acquired on December 20, 2006, and is included in our consolidated financial statements for the period from that date through December 31, 2006. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition. Total assets and total liabilities of Trammell Crow Company represented approximately 18.9% and 23.0%, respectively, of our consolidated assets and liabilities as of December 31, 2006, and total financial results for Trammell Crow Company for the 11 days of ownership represented less than 2% of consolidated revenues and operating income for the year then ended.

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(c) as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CB Richard Ellis Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CB Richard Ellis Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Trammell Crow Company (“TCC”), which was acquired on December 20, 2006 and whose financial statements constitute approximately 4 percent and 19 percent of net and total assets, respectively, 1 percent of revenues, and 1 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at TCC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2007

Item 9b. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Information About the Board”, “Corporate Governance”, “Executive Officers” and “Stock Ownership” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

We filed the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as an exhibit to this Annual Report on Form 10-K.

On June 26, 2006, Brett White, our Chief Executive Officer and President, submitted to the New York Stock Exchange the Annual Written Affirmation required by Section 303A of the Corporate Governance Rules of the New York Stock Exchange certifying that he was not aware of any violations by CB Richard Ellis Group, Inc. of the New York Stock Exchange’s corporate governance listing standards.

Item 11. Executive Compensation

The information contained under the headings “Information About the Board—Compensation of Directors”, “Information About the Board—Board Committees”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Executive Compensation”, “Related Party Transactions” and “Corporate Governance” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Corporate Governance—Principal Accountant Fees and Services” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 66.

2.	Financial Statement Schedules

See Schedule II on page 139.

See Schedule III beginning on page 140.

3.	Exhibits

See Exhibit Index beginning on page 145 hereof.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2003	$16,181
Charges to expense	2,367
Write-offs, payments and other	(3,737)

Balance, December 31, 2004	$14,811
Charges to expense	4,214
Write-offs, payments and other	(3,379)

Balance, December 31, 2005	$15,646
Charges to expense	4,696
Acquired in the Trammell Crow Company Acquisition	3,057
Write-offs, payments and other	(1,209)

Balance, December 31, 2006	$22,190

CB RICHARD ELLIS GROUP, INC. AND SUBSIDIARIES

SCHEDULE III-REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2006

(In thousands)

		Initial Cost				Balance at December 31, 2006
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A)	Accumulated Depreciation	Depreciable Lives in Years (B)	Date of Construction		Date Acquired (C)
REAL ESTATE UNDER DEVELOPMENT (CURRENT)
Industrial
Brampton, Brampton, ON	—	6,937	8	—	—	6,937	8	—	6,945	—	—	(D	)	2006
TCDFW I-20 I, Dallas, TX	12,918	4,460	9,493	—	—	4,460	9,493	—	13,953	—	—	(D	)	2006
Land
CG Sunland, Phoenix, AZ	—	1,472	—	—	—	1,472	—	—	1,472	—	—	N/A		2006
Medical Office
Oakmont, Ft. Worth, TX	—	—	596	—	—	—	596	—	596	—	—	(D	)	2006
TC DUHS, Charlotte, NC	8,108	506	7,928	—	—	506	7,928	—	8,434	—	—	(D	)	2006
TCDFW DSCH, Burleson, TX	8,149	—	9,306	—	—	—	9,306	—	9,306	—	—	(D	)	2006
Retail
Centre Point Commons, Bradenton, FL	17,977	13,335	6,812	—	—	13,335	6,812	—	20,147	—	—	(D	)	2006
REAL ESTATE HELD FOR SALE
Land
Stassney Heights, Austin, TX	—	1,375	—	—	—	1,375	—	—	1,375	—	—	N/A		2006
Mixed Use (Multi-family/Retail)
High Street Clarkson, Denver, CO	5,131	2,041	5,655	—	—	2,041	5,655	—	7,696	—	—	2006		2006
High Street Columbia, Washington, DC	27,986	7,566	26,293	—	—	7,566	26,293	—	33,859	—	—	2006		2006
Office
Chase Park, Austin, TX	13,445	3,601	9,896	572	—	3,601	9,896	572	14,069	—	—	1969		2006
Concord Commons, Englewood, CO	—	354	1,424	—	—	354	1,424	—	1,778	—	—	2005		2006
Retail
Cascade Station—Hotel A, Portland, OR	—	—	1,427	—	—	—	1,427	—	1,427	—	—	2006		2006

REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Industrial
MROTC, Oklahoma City, OK	12,135	3,223	6,694	—	—	3,223	6,694	—	9,917	—	—	(D	)	2006
Land
Atascocita Commons II, Humble, TX	2,731	2,833	—	—	—	2,833	—	—	2,833	—	—	N/A		2006

		Initial Cost				Balance at December 31, 2006
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A)	Accumulated Depreciation	Depreciable Lives in Years (B)	Date of Construction		Date Acquired (C)
Beaumont Associates, Beaumont, CA	—	6,420	300	—	—	6,420	300	—	6,720	—	—	N/A		2006
CG Interstate, Phoenix, AZ	4,907	6,516	—	—	—	6,516	—	—	6,516	—	—	N/A		2006
Columbia Gateway, Columbia, MD	8,961	8,837	—	—	—	8,837	—	—	8,837	—	—	N/A		2006
Domain on Highland, Memphis, TN	—	1,328	—	—	—	1,328	—	—	1,328	—	—	N/A		2006
High Street Emerson, Denver, CO	—	2,094	—	—	—	2,094	—	—	2,094	—	—	N/A		2006
TCDFW I-20 II, Dallas, TX	2,200	2,223	—	—	—	2,223	—	—	2,223	—	—	N/A		2006
Timbercreek, Dallas, TX	25,650	33,865	—	—	—	33,865	—	—	33,865	—	—	N/A		2006
Medical Office
Ballenger Crow, Flint, MI	714	—	2,655	—	—	—	2,655	—	2,655	—	—	(D	)	2006
Concord Place, Oklahoma City, OK	176	480	177	—	—	480	177	—	657	—	—	(D	)	2006
Mixed-Use (Multi-family/Retail)
Divine Tracy, Philadelphia, PA	6,407	1,822	9,669	—	—	1,822	9,669	—	11,491	—	—	(D	)	2006
High Street Rainey, Austin, TX	1,227	2,525	7,860	—	—	2,525	7,860	—	10,385	—	—	(D	)	2006
High Street Siena @ Lowry, Denver, CO	—	3,413	837	—	—	3,413	837	—	4,250	—	—	(D	)	2006
Office
777 6th Street, Washington, DC	47,691	22,196	24,000	—	—	22,196	24,000	—	46,196	—	—	(D	)	2006
Cal Poly, Pomona, CA	—	—	1,473	—	—	—	1,473	—	1,473	—	—	(D	)	2006
Retail
Atascocita Commons, Humble, TX	14,876	10,923	5,702	—	—	10,923	5,702	—	16,625	—	—	(D	)	2006
Fairway Centre, Pasadena, TX	923	2,621	1,140	—	—	2,621	1,140	—	3,761	—	—	(D	)	2006
REAL ESTATE HELD FOR INVESTMENT
Industrial
2801 Summit, Plano, TX	2,900	1,082	1,986	345	—	1,082	1,986	345	3,413	—	39	1989		2006
4545 Ogden, Chicago, IL	1,250	180	995	—	—	180	995	—	1,175	—	39	2006		2006
ADC Associates, Oklahoma City, OK	4,529	363	6,477	—	—	363	6,477	—	6,840	—	39	1999		2006
Long Vista, Austin, TX	9,499	1,645	7,266	—	—	1,645	7,266	—	8,911	—	39	1991		2006
Pennsy Drive, Landover, MD	8,626	2,437	7,428	—	—	2,437	7,428	—	9,865	—	39	1966		2006
Land
2706 Bee Caves, Austin, TX	—	172	—	—	—	172	—	—	172	—	—	N/A		2006
Arrowood, Charlotte, NC	—	321	—	—	—	321	—	—	321	—	—	N/A		2006

		Initial Cost				Balance at December 31, 2006
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A)	Accumulated Depreciation	Depreciable Lives in Years (B)	Date of Construction	Date Acquired (C)
Atascocita Commons, Humble, TX	1,051	1,119	—	—	—	1,119	—	—	1,119	—	—	N/A	2006
Ballpark Way, Houston, TX	5,380	8,035	—	—	—	8,035	—	—	8,035	—	—	N/A	2006
Fairway Centre, Pasadena, TX	—	1,336	—	—	—	1,336	—	—	1,336	—	—	N/A	2006
Greenhill, Tulsa, OK	765	1,562	—	—	—	1,562	—	—	1,562	—	—	N/A	2006
Lake Park Plaza, Lewisville, TX	—	1,332	—	—	—	1,332	—	—	1,332	—	—	N/A	2006
Lakeline Retail, Cedar Park, TX	—	5	—	—	—	5	—	—	5	—	—	N/A	2006
McKinnon Land, Vaughan, ON	9,272	13,222	—	—	—	13,222	—	—	13,222	—	—	N/A	2006
NCC Consortium, Reston, VA	—	145	—	—	—	145	—	—	145	—	—	N/A	2006
SA Crossroads, San Antonio, TX	—	2,131	—	—	—	2,131	—	—	2,131	—	—	N/A	2006
Sierra Corporate Center, Reno, NV	—	1,618	—	—	—	1,618	—	—	1,618	—	—	N/A	2006
Stassney Heights, Austin, TX	—	454	—	—	—	454	—	—	454	—	—	N/A	2006
TCDFW LCT, Irving, TX	—	3,422	—	—	—	3,422	—	—	3,422	—	—	N/A	2006
Mixed-Use (Multi-family/Retail)
High Street Rainey, Austin, TX	—	—	230	—	—	—	230	—	230	—	—	N/A	2006
Office
1105 Schrock, Columbus, OH	9,091	1,844	7,089	2,464	—	1,844	7,089	2,464	11,397	—	39	1983	2006
2801 Summit, Plano, TX	2,900	1,082	1,986	345	—	1,082	1,986	345	3,413	—	39	1989	2006
6460 Busch, Columbus, OH	1,473	483	950	444	—	483	950	444	1,877	—	39	1980	2006
6600 Busch, Columbus, OH	982	642	185	458	—	642	185	458	1,285	—	39	1972	2006
6660 Doubletree, Columbus, OH	1,206	570	157	789	—	570	157	789	1,516	—	39	1974	2006
898 Sepulveda, El Segundo, CA	18,200	6,986	16,331	—	—	6,986	16,331	—	23,317	—	39	1978	2006
Cascade Station-Office A, Portland, OR	—	—	1,662	—	—	—	1,662	—	1,662	—	—	N/A	2006
Cascade Station-Office B, Portland, OR	—	—	477	—	—	—	477	—	477	—	—	N/A	2006
Meridian Tower, Tulsa, OK	6,217	1,200	7,935	—	—	1,200	7,935	—	9,135	—	39	1981	2006
Northeast Office 161, Morristown, NJ	4,604	911	4,076	831	—	911	4,076	831	5,818	—	39	1974	2006
Northeast Office 163, Morristown, NJ	9,107	2,522	8,193	695	—	2,522	8,193	695	11,410	—	39	1974	2006

		Initial Cost				Balance at December 31, 2006
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A)	Accumulated Depreciation	Depreciable Lives in Years (B)	Date of Construction	Date Acquired (C)
Retail
Arvada Marketplace East, Arvada, CO	6,516	3,088	6,079	—	—	3,088	6,079	—	9,167	—	39	1987	2006
Atascocita Commons Retail A, Humble, TX	1,321	786	535	—	—	786	535	—	1,321	—	39	2006	2006
Atascocita Commons Retail B, Humble, TX	1,465	1,035	528	—	—	1,035	528	—	1,563	—	39	2006	2006
Crossroads Mall, San Antonio, TX	13,502	4,863	8,639	(1,014)	—	4,863	8,639	(1,014)	12,488	—	39	1961	2006
Northwood Properties, Austin, TX	5,579	1,629	5,637	—	—	1,629	5,637	—	7,266	—	39	1974	2006
Parmer Lane Village, Austin, TX	2,186	449	1,519	—	—	449	1,519	—	1,968	—	39	2003	2006

Total	347,033	$220,555	$233,719	$5,584	$—	$220,555	$233,719	$5,584	$459,858	$—

(A)	Includes depreciation and costs subsequent December 20, 2006, the date that CB Richard Ellis Group Inc. acquired Trammell Crow Company, including Trammell Crow Company's real estate assets.
(B)	Land, real estate under development and real estate held for sale are not depreciated.
(C)	The projects for 898 Sepulveda in El Segundo, CA, and Columbia Gateway, in Columbia, MD, were acquired during the period from December 20, 2006 through December 31, 2006. All other projects were acquired by CB Richard Ellis Group, Inc. when it acquired Trammell Crow Company on December 20, 2006.
(D)	Project is under construction at December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

By:	/s/ BRETT WHITE
Brett White Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 1, 2007

/s/ GIL BOROK Gil Borok	Global Controller (principal accounting officer)	March 1, 2007

/s/ PATRICE MARIE DANIELS Patrice Marie Daniels	Director	March 1, 2007

/s/ THOMAS A. DASCHLE Thomas A. Daschle	Director	March 1, 2007

/s/ CURTIS F. FEENY Curtis F. Feeny	Director	March 1, 2007

/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 1, 2007

/s/ MICHAEL KANTOR Michael Kantor	Director	March 1, 2007

/s/ KENNETH J. KAY Kenneth J. Kay	Chief Financial Officer (principal financial officer)	March 1, 2007

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 1, 2007

/s/ JOHN G. NUGENT John G. Nugent	Director	March 1, 2007

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director	March 1, 2007

/s/ JANE SU Jane Su	Director	March 1, 2007

/s/ BRETT WHITE Brett White	Director and Chief Executive Officer (principal executive officer)	March 1, 2007

/s/ GARY L. WILSON Gary L. Wilson	Director	March 1, 2007

/s/ RAY WIRTA Ray Wirta	Vice Chairman	March 1, 2007

EXHIBIT INDEX

Exhibit		Description

2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp. (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC on October 20, 2003)

2.2		Purchase Agreement, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Apple Acquisition Corp. and Island Fund I LLC (incorporated by reference to Exhibit 2.3 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

2.3		Agreement and Plan of Merger, dated as of October 30, 2006, by and among Trammell Crow Company, CB Richard Ellis Group, Inc. and A-2 Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on November 1, 2006

3.1		Form of Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 15, 2004 (incorporated by reference to Exhibit 3.3 of the CB Richard Ellis Group, Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

3.2		Form of Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.5 of the CB Richard Ellis Group, Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

4.1		Form of Class A common stock certificate of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.2	(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.2	(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

Exhibit		Description

4.3		Anti-Dilution Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 20 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.4		Warrant Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc., and FS Equity Partners III, L.P. and FS Equity Partners International, L.P. (incorporated by reference to Exhibit 26 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.5	(a)	Indenture, dated as of May 22, 2003, between CBRE Escrow, Inc., and U.S. Bank National Association, as Trustee, for 9 3/4% Senior Notes Due May 15, 2010 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

4.5	(b)	First Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.5	(c)	Second Supplemental Indenture, dated as of December 4, 2003, among CB Richard Ellis Services, Inc., Investors 1031, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(a)	Indenture, dated as of June 7, 2001, among CB Richard Ellis Services, Inc., BLUM CB Corp., CB Richard Ellis Group, Inc., the Subsidiary Guarantors named therein and State Street Bank and Trust Company of California, N.A., as Trustee, for 11 1/4% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 17 of the CB Richard Ellis Services, Inc. Schedule 13D filed with the SEC (No. 005-46943) on July 30, 2001)

4.6	(b)	First Supplemental Indenture, dated as of July 20, 2001, among CB Richard Ellis Services, Inc., the Subsidiary Guarantors and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 10.17(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(c)	Second Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association as successor to Street Bank and Trust Company of California, N.A (incorporated by reference to Exhibit 10.17(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.6	(d)	Third Supplemental Indenture, dated as of December 4, 2003 among CB Richard Ellis Services, Inc., Investors 1031, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 10.17(d) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

10.1	(a)	Amendment Agreement and Waiver, dated as of April 23, 2004, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(a) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

Exhibit		Description

10.1	(b)	Amended and Restated Credit Agreement, dated as of April 23, 2004 (“Credit Agreement”), by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

10.1	(c)	Amendment to Credit Agreement, dated as of November 15, 2004, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

10.1	(d)	Amendment No. 2 to Credit Agreement, dated as of May 10, 2005, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10 of the CB Richard Ellis Group, Inc. Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 14, 2006)

10.1	(e)	Credit Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the Lenders named herein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 30, 2006)

10.1	(f)	Guarantee and Pledge Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiaries of CB Richard Ellis Services, Inc. from time to time party hereto and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 30, 2006)

10.1	(g)	Amended and Restated Credit Agreement, dated December 20, 2006, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)

10.2		CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.3		2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.3	(a)	Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005)*

10.3	(b)	Amendment No. 1, dated September 6, 2006, to the Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis, Group, Inc. (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on September 12, 2006

10.4		CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

Exhibit		Description

10.5(a)		CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.5(b)		Amendment to CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, dated March 31, 2006 (incorporated by reference to Exhibit 10.5(b) of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006)

10.6		Employment Agreement, dated as of July 20, 2001, between CB Richard Ellis Services, Inc. and Ray Wirta (incorporated by reference to Exhibit 10.13 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-4 (No. 333-70980) filed with the SEC on October 4, 2001)*

10.7		Termination of Employment Agreement, effective as of February 15, 2004, between CB Richard Ellis Services, Inc. and Ray Wirta (incorporated by reference to Exhibit 10.6 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 30, 2004)*

10.8		Full Recourse Note, dated as of April 8, 2004, by and between Ray Wirta and CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.9 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.9		Pledge Agreement, dated as of April 8, 2004, by and between Ray Wirta and CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.10 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.10		Amended and Restated Executive Service Agreement, dated as of June 4, 2003, between CB Richard Ellis Limited and Alan Charles Froggatt (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.11		Employment Agreement, dated as of January 23, 2001, between CB Richard Ellis Pty Ltd. and Robert Blain (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.12	(a)	CB Richard Ellis Deferred Compensation Plan effective as of August 1, 2004 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-8 filed with the SEC (No. 333-119362) on September 29, 2004)*

10.12	(b)	Amendment, dated as of November 18, 2005, to CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.12(b) of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 16, 2006)*

10.13		Agreement, dated as of January 23, 2005, between Alan Froggatt and CB Richard Ellis Limited (incorporated by reference to Exhibit 10.13 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 15, 2005)*

10.14		Transition Agreement, dated as of February 22, 2005, by and between Ray Wirta, CB Richard Ellis Group, Inc. and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.14 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 15, 2005)*

10.15		Executive Bonus Plan, amended as of January 1, 2006 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on February 6, 2006)*

Exhibit	Description

10.16	Amendment to Employment Agreement, dated October 30, 2006, between Robert E. Sulentic and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)*

10.17	Amendment to Employment Agreement, dated December 19, 2006, between Robert E. Sulentic and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)*

10.18	Mutual Termination Agreement, dated as of February 2, 2007, between CB Richard Ellis, Inc. and Robert Blain*,**

11	Statement concerning Computation of Per Share Earnings (filed as [Note 19] of the Consolidated Financial Statements)

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends**

21	Subsidiaries of CB Richard Ellis Group, Inc.**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

32	Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith