Form 10-Q
period 2007-03-31
CB RICHARD ELLIS GROUP INC
filed 2007-05-10
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Class A common stock outstanding at April 30, 2007 was 228,659,430.

FORM 10-Q

March 31, 2007

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$346,348	$244,476
Restricted cash	88,963	212,938
Receivables, less allowance for doubtful accounts of $23,366 and $22,190 at March 31, 2007 and December 31, 2006, respectively	777,478	880,809
Warehouse receivables	27,150	103,992
Prepaid expenses	83,257	77,299
Deferred tax assets, net	275,692	143,024
Real estate under development	68,502	60,853
Real estate and other assets held for sale	53,255	69,514
Trading securities	1,619	355,503
Other current assets	65,351	71,217
Total Current Assets	1,787,615	2,219,625
Property and equipment, net	177,592	180,546
Goodwill	2,190,797	2,188,352
Other intangible assets, net of accumulated amortization of $67,665 and $55,065 at March 31, 2007 and December 31, 2006, respectively	429,658	441,073
Deferred compensation assets	229,822	203,271
Investments in and advances to unconsolidated subsidiaries	229,733	227,799
Real estate under development	175,583	169,268
Real estate held for investment	226,328	162,188
Other assets, net	151,614	152,509
Total Assets	$5,598,742	$5,944,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$386,158	$482,607
Deferred purchase consideration	38,700	159,676
Compensation and employee benefits payable	347,180	330,826
Accrued bonus and profit sharing	258,421	524,184
Income taxes payable	49,403	48,576
Short-term borrowings:
Warehouse lines of credit	27,150	103,992
Revolving line of credit	41,036	—
Other	15,377	22,216
Total short-term borrowings	83,563	126,208
Current maturities of long-term debt	11,806	11,836
Notes payable on real estate	208,310	133,037
Liabilities related to real estate and other assets held for sale	23,374	56,456
Other current liabilities	3,958	35,961
Total Current Liabilities	1,410,873	1,909,367
Long-Term Debt:
Senior secured term loans	2,059,250	2,062,000
9¾% senior notes	3,310	3,310
Other long-term debt	1,229	1,363
Total Long-Term Debt	2,063,789	2,066,673
Deferred compensation liability	238,960	225,179
Deferred tax liabilities, net	57,810	80,603
Pension liability	58,282	57,971
Non current tax liabilities	174,256	—
Notes payable on real estate	155,335	162,830
Other liabilities	169,701	182,231
Total Liabilities	4,329,006	4,684,854
Commitments and contingencies	—	—
Minority interest	74,954	78,136
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 228,445,682 and 227,474,835 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,284	2,275
Additional paid-in capital	637,107	610,406
Notes receivable from sale of stock	(60)	(60)
Accumulated earnings	585,002	602,086
Accumulated other comprehensive loss	(29,551)	(33,066)
Total Stockholders’ Equity	1,194,782	1,181,641
Total Liabilities and Stockholders’ Equity	$5,598,742	$5,944,631

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$1,213,961	$751,272
Costs and expenses:
Cost of services	649,673	411,626
Operating, administrative and other	411,937	265,161
Depreciation and amortization	27,368	14,930
Merger-related charges	31,855	—
Operating income	93,128	59,555
Equity income from unconsolidated subsidiaries	4,249	8,413
Minority interest expense	2,900	229
Other loss	37,534	—
Interest income	7,013	3,590
Interest expense	41,982	13,935
Income before provision for income taxes	21,974	57,394
Provision for income taxes	9,997	20,484
Net income	$11,977	$36,910
Basic income per share	$0.05	$0.16
Weighted average shares outstanding for basic income per share	229,663,454	225,559,521
Diluted income per share	$0.05	$0.16
Weighted average shares outstanding for diluted income per share	236,932,240	232,948,764

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,977	$36,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,368	14,930
Amortization of deferred financing costs	1,794	1,211
Amortization of long-term debt discount	—	55
Deferred compensation deferrals	13,787	7,364
Gain on sale of servicing rights and other assets	(200)	(698)
Loss on trading securities	33,654	—
Loss on interest rate swaps	3,880	—
Equity income from unconsolidated subsidiaries	(4,249)	(8,413)
Distribution of earnings from unconsolidated subsidiaries	5,306	4,105
In-kind distributions from unconsolidated subsidiaries	(2,710)	—
Minority interest expense	2,900	229
Provision for (recovery of) doubtful accounts	1,645	(362)
Deferred income taxes	(40)	(7,967)
Compensation expense and merger-related expense related to stock options and stock awards	17,251	2,263
Incremental tax benefit from stock options exercised	(9,139)	(6,284)
Tenant concessions received	1,155	2,394
Proceeds from sale of trading securities	320,047	—
Decrease in receivables	113,225	59,341
Increase in deferred compensation assets	(26,551)	(16,915)
Decrease (increase) in prepaid expenses and other assets	1,504	(41,576)
Decrease in real estate held for sale and under development	2,139	—
Increase in notes payable on real estate held for sale and under development	3,352	—
Decrease in accounts payable and accrued expenses	(113,661)	(49,559)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(259,206)	(153,336)
Decrease in income taxes payable	(28,783)	(41,309)
(Decrease) increase in other liabilities	(1,446)	12,983
Other operating activities, net	230	(124)
Net cash provided by (used in) operating activities	115,229	(184,758)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,273)	(16,066)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(16,157)	(8,315)
Cash paid for acquisition of Trammell Crow Company	(121,631)	—
(Contributions to) distributions from investments in unconsolidated subsidiaries, net	(9,094)	3,954
Proceeds from the sale of servicing rights and other assets	3,134	188
Additions to real estate held for investment	(50,826)	—
Decrease (increase) in restricted cash	123,989	(124)
Other investing activities, net	(340)	261
Net cash used in investing activities	(80,198)	(20,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(2,750)	(2,950)
Proceeds from revolving credit facility	73,186	—
Repayment of revolving credit facility	(33,062)	—
Proceeds from notes payable on real estate held for investment	43,634	—
Repayment of notes payable on real estate held for investment	(8,052)	—
(Repayment of) proceeds from short-term borrowings and other loans, net	(6,909)	1,281
Proceeds from exercise of stock options	4,297	3,273
Incremental tax benefit from stock options exercised	9,139	6,284
Minority interest (distributions) contributions, net	(12,627)	328
Other financing activities, net	(1,619)	(141)
Net cash provided by financing activities	65,237	8,075
Effect of currency exchange rate changes on cash and cash equivalents	1,604	585
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,872	(196,200)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	244,476	449,289
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$346,348	$253,089
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$38,472	$4,994
Income taxes, net of refunds	$38,887	$68,819

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

We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name and provide development services under the “Trammell Crow” brand name. Our business is focused on

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

1.   Nature of Operations (Continued)

several service competencies, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, commercial property and corporate facilities management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2006.

Pursuant to Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” our management concluded that the accounting for certain reimbursements (primarily salaries and related charges) related to its facilities and property management operations should be presented on a grossed up versus a net expense basis. Accordingly, we reclassified such reimbursements from cost of services to revenue for the three months ended March 31, 2006 to be consistent with the presentation for the three months ended March 31, 2007. As a result, amounts reflected as “Revenue” and “Cost of Services” in the consolidated statements of operations for the three months ended March 31, 2006 have been increased from the amounts previously reported by $71.2 million. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.

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

The funding to complete the Trammell Crow Company Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Trammell Crow Company (other than notes payable on real estate), was obtained through senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion (see Note 10).

The aggregate preliminary purchase price for the Trammell Crow Company Acquisition was approximately $1.9 billion, which includes: (1) $1.8 billion in cash paid for shares of Trammell Crow Company’s outstanding common stock, at $49.51 per share, including outstanding stock units held in the Trammell Crow Company Employee Stock Purchase Plan, (2) cash payments of $120.0 million to holders of Trammell Crow Company’s vested options and (3) $18.7 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees. The preliminary purchase accounting adjustments related to the Trammell Crow Company Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, December 20, 2006. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill is not deductible for tax purposes. The final valuation of the net assets acquired is expected to be completed as soon as practicable, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain assets acquired, primarily other intangible assets, investments in and advances to unconsolidated subsidiaries and deferred tax assets, is still preliminary. Additionally, the various real estate assets acquired are being reflected at Trammell Crow Company’s historical basis until the appraisal process has been completed. Lastly, adjustments to the estimated liabilities assumed in connection with the Trammell Crow Company Acquisition as well as deferred tax

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   Trammell Crow Company Acquisition (Continued)

liabilities and minority interest, may still be required. As of March 31, 2007, approximately $38.7 million of the total purchase price (excluding direct costs) has not been paid out and is included in restricted cash in the accompanying consolidated balance sheets along with a corresponding current liability of $38.7 million, which is included in deferred purchase consideration in the accompanying consolidated balance sheets. These amounts relate to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.

The Trammell Crow Company Acquisition gave rise to the acceleration of vesting of some restricted shares of Trammell Crow Company common stock as a result of the change in control of Trammell Crow Company as well as costs associated with exiting contracts and other contractual obligations. Additionally, the Trammell Crow Company Acquisition has given rise to the consolidation and elimination of some Trammell Crow Company duplicate facilities and redundant employees as well as lawsuits involving Trammell Crow Company. As a result, we have accrued certain liabilities in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These liabilities assumed in connection with the Trammell Crow Company Acquisition consist of the following (dollars in thousands):

	2006 Charge to Goodwill	2006 Utilization	2007 Adjustments	2007 Utilization	To be Utilized at March 31, 2007
Change of control payments	$36,461	$(35,727)	$—	$—	$734
Costs associated with exiting contracts and other contractual obligations	29,635	(500)	(1,561)	(7,559)	20,015
Severance	18,422	—	536	(4,218)	14,740
Lease termination costs	11,085	—	229	(322)	10,992
Legal settlements anticipated	6,212	—	(2)	(78)	6,132
	$101,815	$(36,227)	$(798)	$(12,177)	$52,613

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   Trammell Crow Company Acquisition (Continued)

Unaudited pro forma results, assuming the Trammell Crow Company Acquisition had occurred as of January 1, 2006 for purposes of the 2006 pro forma disclosures, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Trammell Crow Company Acquisition as well as higher interest expense as a result of debt incurred to finance the Trammell Crow Company Acquisition. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the Trammell Crow Company Acquisition occurred on January 1, 2006 and may not be indicative of future operating results (dollars in thousands, except share data):

Three Months Ended March 31,
2006
Revenue	$967,044
Operating income	37,327
Net income	1,755
Basic income per share	$0.01
Weighted average shares outstanding for basic income per share	225,559,521
Diluted income per share	$0.01
Weighted average shares outstanding for diluted income per share	232,948,764

4.   Restricted Cash

Included in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006, is restricted cash of $89.0 million and $212.9 million, respectively, which includes restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition. The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered. The restricted cash balances also include escrow accounts acquired as a result of the Trammell Crow Company Acquisition as well as other strategic in-fill acquisitions completed during 2006 and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.).

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.   Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2007 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance at January 1, 2007	$1,717,334	$327,858	$32,081	$38,162	$72,917	$2,188,352
Purchase accounting adjustments related to acquisitions	4,316	1,591	74	—	186	6,167
Adoption of FIN 48 (see Note 23)	(5,359)	—	—	—	—	(5,359)
Foreign exchange movement	18	1,057	537	25	—	1,637
Balance at March 31, 2007	$1,716,309	$330,506	$32,692	$38,187	$73,103	$2,190,797

Other intangible assets totaled $429.7 million and $441.1 million, net of accumulated amortization of $67.7 million and $55.1 million, as of March 31, 2007 and December 31, 2006, respectively, and are comprised of the following (dollars in thousands):

	As of March 31, 2007		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	103,826		103,826
	$167,526		$167,526
Amortizable intangible assets
Customer relationships	$220,000	$(3,025)	$220,000	$(60)
Backlog and incentive fees	45,930	(26,543)	44,630	(18,780)
Management contracts	28,695	(22,229)	28,585	(21,333)
Loan servicing rights	22,014	(9,767)	22,143	(9,365)
Other	13,158	(6,101)	13,254	(5,527)
	$329,797	$(67,665)	$328,612	$(55,065)
Total intangible assets	$497,323	$(67,665)	$496,138	$(55,065)

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” trademarks of $63.7 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represents the Richard Ellis trade name in the U.K. that was owned by Insignia. In connection with the Trammell Crow Company Acquisition, an $84.0 million trade name was separately identified, which represents the

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.   Goodwill and Other Intangible Assets (Continued)

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

Amortization expense related to intangible assets was $12.3 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively. The estimated annual amortization expense for each of the years ending December 31, 2007 through December 31, 2011 approximates $46.8 million, $18.0 million, $16.5 million, $15.9 million and $14.1 million, respectively.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.   Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Development Services:
Revenue	$11,599	$—
Operating income	$3,349	$—
Net loss	$(1,295)	$—
Other:
Revenue	$279,301	$102,384
Operating income	$50,836	$25,384
Net income	$44,922	$196,413
Total:
Revenue	$290,900	$102,384
Operating income	$54,185	$25,384
Net income	$43,627	$196,413

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

7.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets. In accordance with SFAS No. 144, certain assets classified as held for sale at March 31, 2007, or sold in the three months ended March 31, 2007, that were not classified as held for sale at December 31, 2006, were reclassified to real estate and other assets held for sale in the accompanying consolidated balance sheets as of December 31, 2006.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.   Real Estate and Other Assets Held for Sale and Related Liabilities (Continued)

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	March 31, 2007	December, 31, 2006
Assets:
Real estate held for sale (see Note 8)	$52,746	$67,549
Other current assets	55	1,035
Other assets	454	930
Total real estate and other assets held for sale	53,255	69,514
Liabilities:
Accrued expenses	829	5,078
Notes payable on real estate held for sale (see Note 9)	22,322	51,166
Other current liabilities	223	173
Other liabilities	—	39
Total liabilities related to real estate and other assets held for sale	23,374	56,456
Net real estate and other assets held for sale	$29,881	$13,058

8.   Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. The majority of our real estate is included in our Development Services segment (see Note 22). Real estate owned by us consisted of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
Real estate under development (current)	$68,502	$60,853
Real estate included in assets held for sale (see Note 7)	52,746	67,549
Real estate under development (non current)	175,583	169,268
Real estate held for investment(1)	226,328	162,188
Total real estate(2)	$523,159	$459,858

(1)          Net of accumulated depreciation of $0.8 million at March 31, 2007.

(2)          Includes balances for lease intangibles and tenant origination costs of $8.2 million and $4.1 million, respectively, at March 31, 2007 and $2.6 million and $3.0 million, respectively, at December 31, 2006. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9.   Notes Payable on Real Estate

We had loans secured by real estate (the majority of which were construction loans), which consisted of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
Current portion of notes payable on real estate	$208,310	$133,037
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	22,322	51,166
Total notes payable on real estate, current portion	230,632	184,203
Notes payable on real estate, non current portion	155,335	162,830
Total notes payable on real estate	$385,967	$347,033

At March 31, 2007, $15.0 million of the current portion and $2.0 million of the non current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the obligor on the note payable.

We have one participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on reaching various internal rates of return. The amount of the participating liability was $4.7 million and $6.1 million at March 31, 2007 and December 31, 2006, respectively.

10.   Debt

We had short-term borrowings of $83.6 million and $126.2 million with related average interest rates of 6.4% and 5.8% as of March 31, 2007 and December 31, 2006, respectively.

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

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.   Debt (Continued)

the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2006, we had no revolving credit facility principal outstanding. As of March 31, 2007, we had $41.0 million of revolving credit facility principal outstanding with a related weighted average interest rate of 6.8%, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2007, letters of credit totaling $5.6 million were outstanding, which letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in our Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. As of March 31, 2007 and December 31, 2006, we had $973.0 million and $1.1 billion of tranche A and tranche B term loan facilities’ principal outstanding, respectively, each with a related weighted average interest rate of 6.8%, which are included in the accompanying consolidated balance sheets.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statements of operation. The hedge ineffectiveness for the period from March 20, 2007 through March 31, 2007 was not material.

The Credit Agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries. Additionally, the Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment.

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

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.   Debt (Continued)

notes, which are due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006 we caused CBRE to launch a tender offer and consent solicitation for all of our outstanding 9¾% senior notes. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the remaining 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $3.3 million as of March 31, 2007 and December 31, 2006.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note will bear interest at 0.25% and the note will terminate on December 3, 2007, which can be extended by a written amendment. As of March 31, 2007, there were no amounts outstanding under this revolving credit note.

Our wholly owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA (WaMu) and JP Morgan Chase Bank, N.A. (JP Morgan) for the purpose of funding mortgage loans that will be resold.

Effective July 1, 2006, CBRE Melody entered into a $200.0 million multifamily mortgage loan repurchase agreement, or Repo Agreement, with WaMu. The Repo Agreement continues indefinitely unless or until 30 days written notice is delivered, prior to the termination date, by either CBRE Melody or WaMu. Under the Repo Agreement, CBRE Melody will originate multifamily loans and sell such loans to one or more investors, including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu has agreed to purchase certain qualifying mortgage loans after such loans have been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody’s obligation to repurchase the mortgage loan.

On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expired on

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.   Debt (Continued)

November 14, 2006. On November 14, 2006, CBRE Melody executed an amendment to the credit agreement whereby the maturity date was extended to November 30, 2007.

During the three months ended March 31, 2007, we had a maximum of $104.0 million warehouse lines of credit principal outstanding. As of March 31, 2007 and December 31, 2006, we had $27.2 million and $104.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $27.2 million and $104.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2007 and December 31, 2006, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid shall be due and payable on demand, or if no demand is made, then on or before July 31, 2007. On November 14, 2006, CBRE Melody executed an amendment extending the maturity of this note to November 30, 2007. As of March 31, 2007 and December 31, 2006, there were no amounts outstanding under this revolving credit note.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million as of March 31, 2007 and December 31, 2006.

In January 2006, we acquired an additional stake in our Japanese affiliate IKOMA CB Richard Ellis KK (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of March 31, 2007 and December 31, 2006, IKOMA had $1.7 million and $6.7 million, respectively, of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2007 and December 31, 2006, $2.2 million of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.   Debt (Continued)

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of March 31, 2007 and December 31, 2006, there were no amounts outstanding under this facility.

11.   Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

We had outstanding letters of credit totaling $4.4 million as of March 31, 2007, excluding letters of credit related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit were/are primarily executed by Trammell Crow Company in the normal course of business of our Development Services segment. The letters of credit expire at varying dates through November 2008.

We had guarantees totaling $6.8 million as of March 31, 2007, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

Additionally, in connection with the Trammell Crow Company Acquisition, we have assumed numerous completion and budget guarantees relating to development projects. These guarantees were/are made by Trammell Crow Company in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. Our management does not expect to incur any material losses under these guarantees.

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

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2007, we had committed $79.3 million to fund future co-investments.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.   Stock-Based Compensation

Stock Incentive Plans

2001 Stock Incentive Plan.   Our 2001 stock incentive plan was adopted by our Board of Directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of March 31, 2007, outstanding stock options granted under the 2001 stock incentive plan to acquire 6,495,477 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

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

As of March 31, 2007, 6,209,917 shares were subject to options issued under our 2004 stock incentive plan and 7,682,505 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during the three months ended March 31, 2007 have exercise prices in the range of $34.54 to $35.40 and vest and are exercisable in equal annual increments over three or four years from the date of grant.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.   Stock-Based Compensation (Continued)

A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	13,729,892	$7.30
Exercised	(871,563)	4.93
Granted	18,023	34.57
Forfeited	(170,958)	5.65
Outstanding at March 31, 2007	12,705,394	$7.53
Vested and expected to vest at March 31, 2007(1)	12,356,397	$7.53
Exercisable at March 31, 2007	5,118,493	$4.34

(1)          The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

Options outstanding at March 31, 2007 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	6,495,477	5.8	$1.92		3,628,104	$1.92
$6.33 - $7.46	2,523,276	2.6	7.44		954,348	7.41
$11.10 - $15.43	2,713,234	5.4	15.22		527,509	15.11
$23.46 - $35.19	972,839	6.5	23.70		8,485	24.42
$35.40	568	6.8	35.40		47	35.40
	12,705,394	5.1	$7.53	$338,713,449	5,118,493	$4.34	$152,819,429

At March 31, 2007, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $330.2 million and 4.8 years, respectively.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123—Revised, “Share Based Payment,” or SFAS No. 123R. SFAS No. 123R requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. Effective January 1, 2006, we adopted SFAS No. 123R applying the modified-prospective method for remaining unvested options that were granted subsequent to our IPO and the prospective method for remaining unvested options that were granted prior to our IPO.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.   Stock-Based Compensation (Continued)

In accordance with SFAS No. 123R, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

The total estimated grant date fair value of stock options that vested during the three months ended March 31, 2007 was $0.9 million. The weighted average fair value of options granted by us was $15.19 for the three months ended March 31, 2007. We did not grant any options during the three months ended March 31, 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

Three Months Ended March 31,
2007
Dividend yield	0%
Risk-free interest rate	4.52%
Expected volatility	40.00%
Expected life	5 years

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

Total compensation expense related to stock options was $2.1 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively. In addition, during the three months ended March 31, 2007, we incurred $9.6 million of expense resulting from the acceleration of vesting of stock options in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At March 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options was approximately $21.6 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $27.3 million and $17.8 million, respectively. We recorded cash received from stock option exercises of $4.3 million and $3.3 million and related tax benefits of $9.1 million and $6.3 million during the three months ended March 31, 2007 and 2006, respectively. Upon option exercise, we issue new shares

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.   Stock-Based Compensation (Continued)

of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. Prior to the adoption of SFAS No. 123R, we presented all such excess tax benefits as operating cash flows on our consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. Under SFAS No. 123R, we have classified excess tax benefits of $9.1 million and $6.3 million for the three months ended March 31, 2007 and 2006, respectively, as financing cash inflows.

We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our Board of Directors. During the three months ended March 31, 2007, we granted non-vested stock awards of 65,856, of which 57,902 shares were restricted stock awards which immediately vested at the date of grant, while the remainder vest in equal annual increments over three or four years from the date of grant. We did not grant any non-vested stock awards during the three months ended March 31, 2006. In addition, we granted 290,497 and 441,753 of non-vested stock units to certain of our employees during the three months ended March 31, 2007 and 2006, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Market Value Per Share
Balance at December 31, 2006	1,881,669	$23.97
Granted	356,353	34.54
Vested	(77,742)	31.05
Forfeited	(2,475)	15.43
Balance at March 31, 2007	2,157,805	$25.47

Total compensation expense related to non-vested stock awards was $4.7 million for the three months ended March 31, 2007, which includes $2.0 million of compensation expense related to the 57,902 shares of restricted stock which immediately vested at the date of grant. In addition, during the three months ended March 31, 2007, we incurred $0.9 million of expense resulting from the acceleration of vesting of non-vested stock awards in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. Total compensation expense related to non-vested stock awards was $0.5 million for the three months ended March 31, 2006.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13.   Earnings Per Share

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

	Three Months Ended March 31,
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$11,977	229,663,454	$0.05	$36,910	225,559,521	$0.16
Diluted earnings per share:
Net income applicable to common stockholders	$11,977	229,663,454		$36,910	225,559,521
Dilutive effect of contingently issuable shares	—	545,785		—	158,229
Dilutive effect of stock options	—	6,723,001		—	7,231,014
Net income applicable to common stockholders	$11,977	236,932,240	$0.05	$36,910	232,948,764	$0.16

For the three months ended March 31, 2007, options to purchase 23,739 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. There were no anti-dilutive shares for the three months ended March 31, 2006.

14.   Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized holding gains on available for sale securities, an adjustment related to the adoption of SFAS No. 158 and minimum pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

14.   Comprehensive Income (Continued)

The following table provides a summary of comprehensive income (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$11,977	$36,910
Other comprehensive income:
Foreign currency translation gains and other	2,495	2,509
Unrealized holding gains on available for sale securities, net of $738 of tax	1,020	—
Total other comprehensive income	3,515	2,509
Comprehensive income	$15,492	$39,419

15.   Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$1,932	$1,705
Interest cost	4,072	3,379
Expected return on plan assets	(4,291)	(3,491)
Amortization of prior service benefit	(217)	(114)
Amortization of unrecognized net loss	467	363
Net periodic pension cost	$1,963	$1,842

We contributed $2.6 million to fund our pension plans during the three months ended March 31, 2007. We are currently in the process of amending these plans. As a result, the expected contribution amount for the year ended December 31, 2007 is not currently determinable.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

16.   Merger-Related Charges

In connection with the Trammell Crow Company Acquisition, we recorded merger-related charges of $31.9 million for the three months ended March 31, 2007. These charges primarily relate to the termination of employees, which have become duplicative as a result of the Trammell Crow Company Acquisition. Our merger-related charges consisted of the following (dollars in thousands):

			To be
	2007	Utilized	Utilized at
	Charge	to Date	March 31, 2007
Severance	$29,790	$(20,223)	$9,567
Costs associated with exiting contracts	1,047	(1,047)	—
Other	1,018	(926)	92
Total merger-related charges	$31,855	$(22,196)	$9,659

17.   Sale of Savills plc

In January 2007, we sold Trammell Crow Company’s approximately 19% ownership interest in Savills plc and generated a pre-tax loss of $34.9 million during the three months ended March 31, 2007, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The loss is included in other loss in the accompanying consolidated statements of operations. We received approximately $311.0 million of pre-tax proceeds from the sale, net of selling expenses.

18.   Liabilities Related to the Insignia Acquisition

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

	Liability		To be
	Balance At	2007	Utilized at
	December 31, 2006	Utilization	March 31, 2007
Lease termination costs	$9,976	$(909)	$9,067
Legal settlements anticipated	2,246	(24)	2,222
	$12,222	$(933)	$11,289

The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability		To be
	Balance At	2007	Utilized at
	December 31, 2006	Utilization	March 31, 2007
Lease termination costs	$13,997	$(734)	$13,263

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

19.   Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.0 billion at both March 31, 2007 and December 31, 2006.

20.   Fair Value of Financial Instruments

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

Warehouse Receivables:   Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the WaMu and JP Morgan warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Melody & Company (CBRE Melody), which was formerly known as L.J. Melody & Company (See Note 10).

Trading Securities:   These investments are carried at fair value as of March 31, 2007 and December 31, 2006. The substantial majority of this balance at December 31, 2006 represented an investment in Savills plc acquired as part of the Trammell Crow Company Acquisition, which was sold during the three months ended March 31, 2007.

Short-Term Borrowings:   The majority of this balance represents our revolving credit facility and the WaMu and JP Morgan warehouse lines of credit for CBRE Melody. Due to the variable interest rates of these instruments, fair value approximates carrying value (See Note 10).

9¾% Senior Notes:   Based on dealers’ quotes, the estimated fair value of the 9¾% senior notes was $3.5 million at both March 31, 2007 and December 31, 2006. Their actual carrying value totaled $3.3 million at both March 31, 2007 and December 31, 2006 (See Note 10).

Senior Secured Term Loan & Other Short-Term and Long-Term Debt:   Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (See Note 10).

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

21.   Guarantor and Nonguarantor Financial Statements

The 9¾% senior notes and the Credit Agreement are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries (see Note 10 for additional information).

The following condensed consolidating financial information includes:

(1)   Condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006; condensed consolidating statements of operations for the three months ended March 31, 2007 and 2006; and condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group on a consolidated basis; and

(2)   Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

“Revenue” and “Cost of Services” have been increased from amounts previously reported for the three months ended March 31, 2006 (see Note 2).

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

21.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2007
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Current Assets:
Cash and cash equivalents	$3	$74,472	$141,556	$130,317	$—	$346,348
Restricted cash	—	—	88,503	460	—	88,963
Receivables, less allowance for doubtful accounts	2	—	363,836	413,640	—	777,478
Warehouse receivables(a)	—	—	27,150	—	—	27,150
Deferred tax assets, net	275,692	—	—	—	—	275,692
Real estate under development	—	—	68,502	—	—	68,502
Real estate and other assets held for sale	—	—	37,170	16,085	—	53,255
Trading securities	—	—	1,619	—	—	1,619
Prepaid expenses and other current assets	46	2,593	104,408	41,561	—	148,608
Total Current Assets	275,743	77,065	832,744	602,063	—	1,787,615
Property and equipment, net	—	—	105,619	71,973	—	177,592
Goodwill	—	—	1,773,087	417,710	—	2,190,797
Other intangible assets, net	—	—	406,187	23,471	—	429,658
Deferred compensation assets	—	229,822	—	—	—	229,822
Investments in and advances to unconsolidated subsidiaries	—	—	109,763	119,970	—	229,733
Investments in consolidated subsidiaries	1,182,451	2,695,567	614,013	—	(4,492,031)	—
Inter-company loan receivable	18,057	470,139	—	28,988	(517,184)	—
Real estate under development	—	—	175,583	—	—	175,583
Real estate held for investment	—	—	226,328	—	—	226,328
Other assets, net	—	28,574	97,824	25,216	—	151,614
Total Assets	$1,476,251	$3,501,167	$4,341,148	$1,289,391	$(5,009,215)	$5,598,742
Current Liabilities:
Accounts payable and accrued expenses	$—	$6,196	$217,636	$162,326	$—	$386,158
Deferred purchase consideration	—	—	38,700	—	—	38,700
Compensation and employee benefits payable	—	—	202,040	145,140	—	347,180
Accrued bonus and profit sharing	—	—	112,368	146,053	—	258,421
Income taxes payable	49,403	—	—	—	—	49,403
Short-term borrowings:
Revolving line of credit	—	—	—	41,036	—	41,036
Warehouse lines of credit(a)	—	—	27,150	—	—	27,150
Other	—	—	13,463	1,914	—	15,377
Total short-term borrowings	—	—	40,613	42,950	—	83,563
Current maturities of long-term debt	—	11,000	18	788	—	11,806
Notes payable on real estate	—	—	208,310	—	—	208,310
Liabilities related to real estate and other assets held for sale	—	—	23,374	—	—	23,374
Other current liabilities	—	—	3,958	—	—	3,958
Total Current Liabilities	49,403	17,196	847,017	497,257	—	1,410,873
Long-Term Debt:
Senior secured term loans	—	2,059,250	—	—	—	2,059,250
9¾% senior notes	—	3,310	—	—	—	3,310
Inter-company loan payable	—	—	517,184	—	(517,184)	—
Other long-term debt	—	—	28	1,201	—	1,229
Total Long-Term Debt	—	2,062,560	517,212	1,201	(517,184)	2,063,789
Deferred compensation liability	—	238,960	—	—	—	238,960
Deferred tax liabilities, net	57,810	—	—	—	—	57,810
Pension liability	—	—	—	58,282	—	58,282
Non current tax liabilities	174,256	—	—	—	—	174,256
Notes payable on real estate	—	—	155,335	—	—	155,335
Other liabilities	—	—	126,017	43,684	—	169,701
Total Liabilities	281,469	2,318,716	1,645,581	600,424	(517,184)	4,329,006
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	74,954	—	74,954
Stockholders’ Equity	1,194,782	1,182,451	2,695,567	614,013	(4,492,031)	1,194,782
Total Liabilities and Stockholders’ Equity	$1,476,251	$3,501,167	$4,341,148	$1,289,391	$(5,009,215)	$5,598,742

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

21.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Current Assets:
Cash and cash equivalents	$5	$84,373	$43,836	$116,262	$—	$244,476
Restricted cash	—	—	212,515	423	—	212,938
Receivables, less allowance for doubtful accounts	2	—	401,297	479,510	—	880,809
Warehouse receivables(a)	—	—	103,992	—	—	103,992
Deferred tax assets, net	143,024	—	—	—	—	143,024
Real estate under development	—	—	60,853	—	—	60,853
Real estate and other assets held for sale	—	—	69,514	—	—	69,514
Trading securities	—	—	355,503	—	—	355,503
Prepaid expenses and other current assets	1,987	4,265	104,033	38,231	—	148,516
Total Current Assets	145,018	88,638	1,351,543	634,426	—	2,219,625
Property and equipment, net	—	—	109,193	71,353	—	180,546
Goodwill	—	—	1,774,507	413,845	—	2,188,352
Other intangible assets, net	—	—	417,000	24,073	—	441,073
Deferred compensation assets	—	203,271	—	—	—	203,271
Investments in and advances to unconsolidated subsidiaries	—	—	101,766	126,033	—	227,799
Investments in consolidated subsidiaries	1,199,063	2,628,163	579,006	—	(4,406,232)	—
Inter-company loan receivable	—	556,906	2,149	10,987	(570,042)	—
Real estate under development	—	—	169,268	—	—	169,268
Real estate held for investment	—	—	162,188	—	—	162,188
Other assets, net	—	29,412	97,061	26,036	—	152,509
Total Assets	$1,344,081	$3,506,390	$4,763,681	$1,306,753	$(4,976,274)	$5,944,631
Current Liabilities:
Accounts payable and accrued expenses	$—	$5,838	$295,082	$181,687	$—	$482,607
Deferred purchase consideration	—	—	159,676	—	—	159,676
Compensation and employee benefits payable	—	—	218,306	112,520	—	330,826
Accrued bonus and profit sharing	—	—	280,361	243,823	—	524,184
Income taxes payable	48,576	—	—	—	—	48,576
Short-term borrowings:
Warehouse lines of credit(a)	—	—	103,992	—	—	103,992
Other	—	—	13,450	8,766	—	22,216
Total short-term borrowings	—	—	117,442	8,766	—	126,208
Current maturities of long-term debt	—	11,000	37	799	—	11,836
Notes payable on real estate	—	—	133,037	—	—	133,037
Liabilities related to real estate and other assets held for sale	—	—	56,456	—	—	56,456
Other current liabilities	31,112	—	4,849	—	—	35,961
Total Current Liabilities	79,688	16,838	1,265,246	547,595	—	1,909,367
Long-Term Debt:
Senior secured term loans	—	2,062,000	—	—	—	2,062,000
9¾% senior notes	—	3,310	—	—	—	3,310
Inter-company loan payable	2,149	—	567,893	—	(570,042)	—
Other long-term debt	—	—	15	1,348	—	1,363
Total Long-Term Debt	2,149	2,065,310	567,908	1,348	(570,042)	2,066,673
Deferred compensation liability	—	225,179	—	—	—	225,179
Deferred tax liabilities, net	80,603	—	—	—	—	80,603
Pension liability	—	—	—	57,971	—	57,971
Notes payable on real estate	—	—	162,830	—	—	162,830
Other liabilities	—	—	139,534	42,697	—	182,231
Total Liabilities	162,440	2,307,327	2,135,518	649,611	(570,042)	4,684,854
Commitments and contingencies	—	—	—	—	—	—
Minority interest	—	—	—	78,136	—	78,136
Stockholders’ Equity	1,181,641	1,199,063	2,628,163	579,006	(4,406,232)	1,181,641
Total Liabilities and Stockholders’ Equity	$1,344,081	$3,506,390	$4,763,681	$1,306,753	$(4,976,274)	$5,944,631

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

21.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$829,479	$384,482	$—	$1,213,961
Costs and expenses:
Cost of services	—	—	459,291	190,382	—	649,673
Operating, administrative and other	6,676	419	271,658	133,184	—	411,937
Depreciation and amortization	—	—	22,051	5,317	—	27,368
Merger-related charges	—	—	31,855	—	—	31,855
Operating (loss) income	(6,676)	(419)	44,624	55,599	—	93,128
Equity income from unconsolidated subsidiaries	—	—	3,042	1,207	—	4,249
Minority interest expense	—	—	—	2,900	—	2,900
Other loss	—	3,880	33,654	—	—	37,534
Interest income	2	34	5,354	5,943	(4,320)	7,013
Interest expense	—	41,262	4,413	627	(4,320)	41,982
Equity income from consolidated subsidiaries	15,897	41,369	30,853	—	(88,119)	—
Income (loss) before (benefit) provision for income taxes	9,223	(4,158)	45,806	59,222	(88,119)	21,974
(Benefit) provision for income taxes	(2,754)	(20,055)	4,437	28,369	—	9,997
Net income	$11,977	$15,897	$41,369	$30,853	$(88,119)	$11,977

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

21.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$475,717	$275,555	$—	$751,272
Costs and expenses:
Cost of services	—	—	264,894	146,732	—	411,626
Operating, administrative and other	2,410	(668)	165,578	97,841	—	265,161
Depreciation and amortization	—	—	7,298	7,632	—	14,930
Operating (loss) income	(2,410)	668	37,947	23,350	—	59,555
Equity income from unconsolidated subsidiaries	—	324	7,592	497	—	8,413
Minority interest expense	—	—	—	229	—	229
Interest income	3	11,238	2,925	607	(11,183)	3,590
Interest expense	—	13,388	10,523	1,207	(11,183)	13,935
Equity income from consolidated subsidiaries	38,398	39,680	14,496	—	(92,574)	—
Income before (benefit) provision for income taxes	35,991	38,522	52,437	23,018	(92,574)	57,394
(Benefit) provision for income taxes	(919)	124	12,757	8,522	—	20,484
Net income	$36,910	$38,398	$39,680	$14,496	$(92,574)	$36,910

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

21.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(20,853)	$(43,957)	$150,797	$29,242	$115,229
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(4,667)	(4,606)	(9,273)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(7,335)	(8,822)	(16,157)
Cash paid for acquisition of Trammell Crow Company	—	—	(121,631)	—	(121,631)
Contributions to investments in unconsolidated subsidiaries, net of capital distributions	—	—	(7,915)	(1,179)	(9,094)
Proceeds from the sale of servicing rights and other assets	—	—	3,082	52	3,134
Additions to real estate held for investment	—	—	(50,826)	—	(50,826)
Decrease (increase) in restricted cash	—	—	124,011	(22)	123,989
Other investing activities, net	—	16	(356)	—	(340)
Net cash provided by (used in) investing activities	—	16	(65,637)	(14,577)	(80,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loan	—	(2,750)	—	—	(2,750)
Proceeds from revolving credit facility	—	30,500	—	42,686	73,186
Repayment of revolving credit facility	—	(30,500)	—	(2,562)	(33,062)
Proceeds from notes payable on real estate held for investment	—	—	43,634	—	43,634
Repayment of notes payable on real estate held for investment	—	—	(8,052)	—	(8,052)
Proceeds from (repayments of) short-term borrowings and other loans, net	—	—	13	(6,922)	(6,909)
Proceeds from exercise of stock options	4,297	—	—	—	4,297
Incremental tax benefit from stock options exercised	9,139	—	—	—	9,139
Minority interest distributions, net	—	—	—	(12,627)	(12,627)
Decrease (increase) in inter-company receivables, net	7,415	38,160	(23,035)	(22,540)	—
Other financing activities, net	—	(1,370)	—	(249)	(1,619)
Net cash provided by (used in) financing activities	20,851	34,040	12,560	(2,214)	65,237
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	1,604	1,604
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2)	(9,901)	97,720	14,055	101,872
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	84,373	43,836	116,262	244,476
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3	$74,472	$141,556	$130,317	$346,348
SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$34,470	$4,002	$—	$38,472
Income taxes, net of refunds	$38,887	$—	$—	$—	$38,887

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

21.   Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Dollars in thousands)

			Guarantor	Nonguarantor	Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Total
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(52,627)	$8,026	$(120,053)	$(20,104)	$(184,758)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(11,355)	(4,711)	(16,066)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	—	(8,315)	(8,315)
Capital distributions from (contributions to) investments in unconsolidated subsidiaries, net	—	—	6,574	(2,620)	3,954
Other investing activities, net	—	16	361	(52)	325
Net cash provided by (used in) investing activities	—	16	(4,420)	(15,698)	(20,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loan	—	(2,950)	—	—	(2,950)
(Repayment of) proceeds from Euro cash pool and other loans, net	—	—	(334)	1,615	1,281
Proceeds from exercise of stock options	3,273	—	—	—	3,273
Incremental tax benefit from stock options exercised	6,284	—	—	—	6,284
Decrease (increase) in inter-company receivables, net	43,069	(16,342)	(77,928)	51,201	—
Other financing activities, net	—	—	—	187	187
Net cash provided by (used in) financing activities	52,626	(19,292)	(78,262)	53,003	8,075
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	585	585
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(11,250)	(202,735)	17,786	(196,200)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	106,449	305,956	36,878	449,289
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$95,199	$103,221	$54,664	$253,089
SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest	$—	$4,154	$279	$561	$4,994
Income taxes, net of refunds	$68,819	$—	$—	$—	$68,819

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

22.   Industry Segments

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

22.   Industry Segments (Continued)

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue
Americas	$791,885	$493,337
EMEA	225,353	164,724
Asia Pacific	94,002	62,818
Global Investment Management	85,590	30,393
Development Services	17,131	—
	$1,213,961	$751,272
Operating income (loss)
Americas	$21,619	$43,470
EMEA	33,636	14,026
Asia Pacific	9,936	708
Global Investment Management	38,667	1,351
Development Services	(10,730)	—
	93,128	59,555
Equity income (loss) from unconsolidated subsidiaries
Americas	4,263	3,315
EMEA	395	(1)
Asia Pacific	(3)	358
Global Investment Management	(315)	4,741
Development Services	(91)	—
	4,249	8,413
Minority interest expense (income)
Americas	270	77
EMEA	214	267
Asia Pacific	1,867	(103)
Global Investment Management	38	(12)
Development Services	511	—
	2,900	229
Other loss	37,534	—
Interest income	7,013	3,590
Interest expense	41,982	13,935
Income before provision for income taxes	$21,974	$57,394

23.   Adoption of FIN 48

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of SFAS No. 109

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

23.   Adoption of FIN 48 (Continued)

(FIN 48).” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $29.1 million and a decrease to goodwill of approximately $5.4 million.

As of January 1, 2007, the total amount of gross unrecognized tax benefits was approximately $148.4 million. Of this amount, approximately $47.6 million (net of federal benefit received from state positions) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The amount of unrecognized tax benefits did not materially change as of March 31, 2007. We do not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. As of January 1, 2007, we had approximately $28.8 million accrued for the payment of interest and penalties, net of related tax benefits. During the three months ended March 31, 2007, we accrued an additional $1.5 million in interest associated with uncertain tax positions.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and multiple state, local and foreign jurisdictions. We are no longer subject to U.S. federal Internal Revenue Service audits for years prior to 2005, but the tax year 2004 is open by statute. With limited exception, our significant state and foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 1998.

24.   New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158).”  SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

24.   New Accounting Pronouncements (Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159, if any, on our consolidated financial position and results of operations.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended March 31, 2007, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are the world’s largest commercial real estate services firm, based on 2006 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2006, excluding affiliates and partner offices, we operated in more than 300 offices worldwide with approximately 24,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, commercial property and corporate facilities management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees. In 2006, we became the first commercial real estate services company included in the S&P 500 and in 2007 were ranked #520 on the Fortune list of largest U.S. companies and #16 on the Business Week list of “Best in Class” companies.

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

For example, beginning in 2003 and continuing through the first quarter of 2007, economic conditions in the United States improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in transaction revenue and we expect this trend to continue in the near term. However, in the event of a slowdown in the U.S. economy, our revenue growth could be negatively impacted.

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

In December 2006, we completed our largest acquisition to date in acquiring Trammell Crow Company. The acquisition of Trammell Crow Company deepened our offering of outsourcing services for corporate and institutional clients, especially project and facilities management, strengthened our ability to provide integrated management solutions across geographies, and established people, resources and expertise to offer real estate development services throughout the United States.

Strategic in-fill acquisitions have also been an integral component of our growth plans. During the three months ended March 31, 2007, we completed three acquisitions with an aggregate purchase price of approximately $8.3 million. In 2006, in addition to our acquisition of Trammell Crow Company, we completed 23 in-fill acquisitions for an aggregate purchase price of approximately $155.0 million. These included:  the acquisition of an additional stake in our Japanese affiliate, IKOMA CB Richard Ellis KK, or IKOMA, within our Asia Pacific business segment, increasing our equity interest in IKOMA to 51%; the acquisition of our Wisconsin affiliate, The Polacheck Company, within our Americas business segment, which enhanced our brand and market position in the U.S. Midwest; and the acquisition of Holley Blake, which augmented our position in the industrial and logistics sectors in the United Kingdom. These acquisitions exemplify our efforts to broaden our geographic coverage. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through March 31, 2007, we incurred

$200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $176.3 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through March 31, 2007, we have incurred $38.8 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own, $0.7 million of which were incurred during 2007. Additionally, during the three months ended March 31, 2007, we incurred $11.4 million of integration expenses associated with other acquisitions completed in 2005 and 2006, including $10.6 million related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses of approximately $40 million during 2007, which include residual Insignia-related integration costs, integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to our strategic in-fill acquisitions in 2005 and 2006.

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

Leverage

On December 5, 2006, in connection with our acquisition of Trammell Crow Company, we successfully tendered substantially all of our remaining 9¾% senior notes due in 2010. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.1 billion under our new senior secured term loan facilities in December 2006 to finance our acquisition of Trammell Crow Company. As a result, we are highly leveraged and have significant debt service obligations.

Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. Despite the recent increase in our leverage, our management generally expects to look for opportunities to reduce our debt in the future.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include goodwill and other intangible assets, revenue recognition, income taxes and our consolidation policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for income taxes, there have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended March 31, 2007. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of Statement of Financial Accounting Standard No. 109,” or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $29.1 million and a decrease to goodwill of approximately $5.4 million. For additional information regarding the adoption of FIN 48, see Note 23 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The consolidated statements of operations and cash flows for the three months ended March 31, 2007 include a full period of activity for Trammell Crow Company. However, the consolidated statements of operations and cash flows for the three months ended March 31, 2006 do not include any activity from Trammell Crow Company. As such, our consolidated financial statements after the Trammell Crow Company Acquisition are not directly comparable to our consolidated financial statements prior to the Trammell Crow Company Acquisition.

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

Other

Pursuant to Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” our management concluded that the accounting for certain reimbursements (primarily salaries and related charges) related to its facilities and property management operations should be presented on a grossed up versus a net expense basis. Accordingly, we reclassified such reimbursements from cost of services to revenue for the three months ended March 31, 2006 to be consistent with the presentation for the three months ended March 31, 2007. As a result, amounts reflected as “Revenue” and “Cost of Services” in the consolidated statements of operations for the three months ended March 31, 2006 have been increased from the amounts previously reported by $71.2 million. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the three months ended March 31, 2007 and 2006 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
Revenue	$1,213,961	100.0%	$751,272	100.0%
Costs and expenses:
Cost of services	649,673	53.5	411,626	54.8
Operating, administrative and other	411,937	33.9	265,161	35.3
Depreciation and amortization	27,368	2.3	14,930	2.0
Merger-related charges	31,855	2.6	—	—
Operating income	93,128	7.7	59,555	7.9
Equity income from unconsolidated subsidiaries	4,249	0.4	8,413	1.1
Minority interest expense	2,900	0.2	229	—
Other loss	37,534	3.1	—	—
Interest income	7,013	0.5	3,590	0.5
Interest expense	41,982	3.5	13,935	1.9
Income before provision for income taxes	21,974	1.8	57,394	7.6
Provision for income taxes	9,997	0.8	20,484	2.7
Net income	$11,977	1.0%	$36,910	4.9%
EBITDA	$84,311	6.9%	$82,669	11.0%

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$11,977	$36,910
Add:
Depreciation and amortization	27,368	14,930
Interest expense	41,982	13,935
Provision for income taxes	9,997	20,484
Less:
Interest income	7,013	3,590
EBITDA	$84,311	$82,669

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

We reported consolidated net income of $12.0 million for the three months ended March 31, 2007 on revenue of $1.2 billion as compared to consolidated net income of $36.9 million on revenue of $751.3 million for the three months ended March 31, 2006.

Our revenue on a consolidated basis increased by $462.7 million, or 61.6%, as compared to the three months ended March 31, 2006. Approximately half of the improvement was due to organic growth, with the remainder attributable to acquisitions completed during 2006, particularly the acquisition of Trammell Crow Company in December 2006. The organic revenue growth was fueled by continued higher worldwide sales transaction revenue as well as increased appraisal/valuation, mortgage brokerage and property and facilities management fees. Additionally, carried interest revenue earned and higher fees generated in our Global Investment Management business contributed to the increase. Foreign currency translation had a $25.3 million positive impact on total revenue during the three months ended March 31, 2007.

Our cost of services on a consolidated basis increased by $238.0 million, or 57.8%, during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was an increase in reimbursable expenses as well as additional headcount, both of which mainly resulted from acquisitions. Foreign currency translation had a $12.4 million negative impact on cost of services during the three months ended March 31, 2007. Cost of services as a percentage of revenue decreased slightly from 54.8% for the three months ended March 31, 2006 to 53.5% for the three months ended March 31, 2007, primarily attributable to our mix of revenue.

Our operating, administrative and other expenses on a consolidated basis were $411.9 million, an increase of $146.8 million, or 55.4%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses and carried interest incentive compensation expense, which resulted from our improved operating performance. Also contributing to the increase were higher costs as a result of acquisitions, particularly our acquisition of Trammell Crow Company, as well as increased marketing costs in support of our growing revenue. Foreign currency translation had an $8.3 million negative impact on total operating expenses during the three months ended March 31, 2007. Operating expenses as a percentage of revenue decreased from 35.3% for the three months ended March 31, 2006 to 33.9% for the three months ended March 31, 2007, reflecting the operating leverage inherent in our business model.

Our depreciation and amortization expense on a consolidated basis increased by $12.4 million, or 83.3%, for the three months ended March 31, 2007 as compared to the three months ended March 31,

2006. This increase was primarily driven by higher amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. As of March 31, 2007, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Trammell Crow Company Acquisition was $19.4 million, which will be fully amortized by the end of 2007. Also contributing to the increase over the prior year was higher depreciation expense resulting from increased capital expenditures as well as fixed assets acquired in recent acquisitions.

Our merger-related charges on a consolidated basis were $31.9 million for the three months ended March 31, 2007. These charges primarily consisted of severance costs, which were attributable to the Trammell Crow Company Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $4.2 million, or 49.5%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This was primarily due to higher dispositions within selected funds in our Global Investment Management segment in 2006.

Our consolidated minority interest expense increased by $2.7 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase was primarily due to minority interest associated with our Japanese affiliate, IKOMA, which we began fully consolidating in our results in 2006 as a result of our equity interest reaching 51%.

Our other loss on a consolidated basis was $37.5 million for the three months ended March 31, 2007, which primarily related to the sale of Trammell Crow Company’s approximately 19% ownership interest in Savills plc, a real estate provider in the United Kingdom. This sale resulted in a pre-tax loss of $34.9 million, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market.

Our consolidated interest income was $7.0 million for the three months ended March 31, 2007, an increase of $3.4 million, or 95.3%, as compared to the three months ended March 31, 2006. This increase was primarily driven by higher average cash balances in 2007 as a result of cash received on the sale of Trammell Crow Company’s interest in Savills plc as well as interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock (see Note 4 of the Notes to Consolidated Financial Statements). Additionally, interest income reported by our Development Services segment, which we acquired as part of the Trammell Crow Company Acquisition in December 2006, also contributed to the positive variance.

Our consolidated interest expense increased $28.0 million, or 201.3%, as compared to the three months ended March 31, 2006. The overall increase was primarily due to the additional debt resulting from the Trammell Crow Company Acquisition. In December 2006, we entered into an amended and restated credit agreement covering two new senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion (of which we drew down $2.1 billion) to finance our acquisition of Trammell Crow Company. We anticipate that annual interest expense for 2007 will be approximately $140 million. Despite the significant increase in our leverage as a result of the Trammell Crow Company Acquisition, our management generally expects to look for opportunities to reduce our debt in the future.

Our provision for income taxes on a consolidated basis was $10.0 million for the three months ended March 31, 2007 as compared to $20.5 million for the three months ended March 31, 2006. The decrease in the provision for income taxes was mainly attributable to the decrease in pre-tax income as compared to 2006. Our effective tax rate increased from 35.7% for the three months ended March 31, 2006 to 45.5% for the three months ended March 31, 2007. The increase in the effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings as well as due to a greater impact in the current year of losses sustained in jurisdictions where no tax benefit can be provided.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
Americas
Revenue	$791,885	100.0%	$493,337	100.0%
Costs and expenses:
Cost of services	480,892	60.7	280,728	56.9
Operating, administrative and other	238,448	30.1	161,293	32.7
Depreciation and amortization	19,071	2.4	7,846	1.6
Merger-related charges	31,855	4.1	—	—
Operating income	$21,619	2.7%	$43,470	8.8%
EBITDA	$7,149	0.9%	$54,554	11.1%
EMEA
Revenue	$225,353	100.0%	$164,724	100.0%
Costs and expenses:
Cost of services	119,597	53.1	92,889	56.4
Operating, administrative and other	69,171	30.7	52,151	31.7
Depreciation and amortization	2,949	1.3	5,658	3.4
Operating income	$33,636	14.9%	$14,026	8.5%
EBITDA	$36,766	16.3%	$19,416	11.8%
Asia Pacific
Revenue	$94,002	100.0%	$62,818	100.0%
Costs and expenses:
Cost of services	49,184	52.3	38,009	60.5
Operating, administrative and other	33,450	35.6	23,172	36.9
Depreciation and amortization	1,432	1.5	929	1.5
Operating income	$9,936	10.6%	$708	1.1%
EBITDA	$9,498	10.1%	$2,098	3.3%
Global Investment Management
Revenue	$85,590	100.0%	$30,393	100.0%
Costs and expenses:
Operating, administrative and other	46,303	54.1	28,545	93.9
Depreciation and amortization	620	0.7	497	1.6
Operating income	$38,667	45.2%	$1,351	4.5%
EBITDA	$38,934	45.5%	$6,601	21.7%
Development Services
Revenue	$17,131	100.0%	$—	—%
Costs and expenses:
Operating, administrative and other	24,565	143.4	—	—
Depreciation and amortization	3,296	19.2	—	—
Operating loss	$(10,730)	(62.6)%	$—	—%
EBITDA	$(8,036)	(46.9)%	$—	—%

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

Net interest expense and loss on extinguishment of debt have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Americas
Net (loss) income	$(23,418)	$24,941
Add:
Depreciation and amortization	19,071	7,846
Interest expense	41,084	12,437
(Benefit) provision for income taxes	(24,898)	12,526
Less:
Interest income	4,690	3,196
EBITDA	$7,149	$54,554
EMEA
Net income	$24,326	$8,852
Add:
Depreciation and amortization	2,949	5,658
Interest expense	79	217
Provision for income taxes	15,153	5,047
Less:
Interest income	5,741	358
EBITDA	$36,766	$19,416
Asia Pacific
Net income (loss)	$3,332	$(988)
Add:
Depreciation and amortization	1,432	929
Interest expense	611	711
Provision for income taxes	4,215	1,485
Less:
Interest income	92	39
EBITDA	$9,498	$2,098
Global Investment Management
Net income	$16,497	$4,105
Add:
Depreciation and amortization	620	497
Interest expense	895	573
Provision for income taxes	21,196	1,426
Less:
Interest income	274	—
EBITDA	$38,934	$6,601
Development Services
Net loss	$(8,760)	$—
Add:
Depreciation and amortization	3,296	—
Interest expense	4,025	—
Benefit for income taxes	(5,669)	—
Less:
Interest income	928	—
EBITDA	$(8,036)	$—

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Americas

Revenue increased by $298.5 million, or 60.5%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Approximately one-fifth of the improvement was due to organic growth, while the remainder of the revenue increase was driven by acquisitions, particularly our acquisition of Trammell Crow Company. The organic growth reflects increased sales activity as well as higher appraisal/valuation, mortgage brokerage, and property and facilities management fees as we increased services provided to existing clients, while also growing market share. Foreign currency translation had a $0.5 million negative impact on total revenue during the three months ended March 31, 2007.

Cost of services increased by $200.2 million, or 71.3%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily due to an increase in salaries and related costs associated with our property and facilities managements contracts as well as higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $0.3 million positive impact on cost of services during the three months ended March 31, 2007. Cost of services as a percentage of revenue increased from 56.9% for the three months ended March 31, 2006 to 60.7% for the three months ended March 31, 2007, primarily due to an increase in salaries and related costs associated with our property and facilities management contracts (the reimbursement of which is now reflected in revenue).

Operating, administrative and other expenses increased $77.2 million, or 47.8%, mainly driven by higher costs as a result of our acquisition of Trammell Crow Company in December 2006, including increased payroll-related costs and bonuses, as well as higher occupancy and marketing costs. Foreign currency translation had a $0.2 million positive impact on total operating expenses during the three months ended March 31, 2007.

EMEA

Revenue increased by $60.6 million, or 36.8%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Organic revenue growth accounted for over three-fourths of this increase, with the remainder resulting from in-fill acquisitions completed in 2006. The organic revenue increase was primarily driven by higher transaction revenue, particularly in the United Kingdom, France, Spain and Germany, as well as increased appraisal/valuation revenue throughout the region. Foreign currency translation had a $22.1 million positive impact on total revenue during the three months ended March 31, 2007.

Cost of services increased $26.7 million, or 28.8%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount, partially due to acquisitions. Foreign currency translation had an $11.8 million negative impact on cost of services during the three months ended March 31, 2007. Cost of services as a percentage of revenue decreased from 56.4% for the three months ended March 31, 2006 to 53.1% for the three months ended March 31, 2007, primarily driven by salaries and related costs associated with our property and facilities management contracts remaining flat year-over-year, while overall revenue increased significantly in the current year.

Operating, administrative and other expenses increased by $17.0 million, or 32.6%, mainly due to higher payroll-related costs, including bonuses, in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $6.6 million negative impact on total operating expenses during the three months ended March 31, 2007.

Asia Pacific

Revenue increased by $31.2 million, or 49.6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This largely organic revenue increase was primarily driven by improved performance in the region, most notably in Australia, Singapore and Japan. Foreign currency translation had a $1.8 million positive impact on total revenue during the three months ended March 31, 2007.

Cost of services increased by $11.2 million, or 29.4%, mainly driven by Australia and Singapore, which correlated to the above mentioned revenue increases. Cost of services as a percentage of revenue decreased from 60.5% for the three months ended March 31, 2006 to 52.3% for the three months ended March 31, 2007, primarily driven by Japan, which was largely due to fixed costs of services remaining flat year-over-year, while revenues rose significantly. Foreign currency translation had a $0.9 million negative impact on cost of services for the three months ended March 31, 2007.

Operating, administrative and other expenses increased by $10.3 million, or 44.4%, primarily due to an increase in payroll-related costs, including bonuses, which largely resulted from improved results in the region. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $0.6 million negative impact on total operating expenses during the three months ended March 31, 2007.

Global Investment Management

Revenue increased by $55.2 million, or 181.6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The improvement was mainly due to higher carried interest revenue earned of $41.5 million as well as increased asset management fees earned in the United States and the United Kingdom. Foreign currency translation had a $1.9 million positive impact on total revenue during the three months ended March 31, 2007.

Operating, administrative and other expenses increased by $17.8 million, or 62.2%, primarily due to an increase in carried interest incentive compensation expense of $7.3 million recognized for dedicated executives and team leaders with participation interests in certain real estate investments under management, as well as higher bonus expense resulting from improved results. During the three months ended March 31, 2007, we recorded a total of $16.7 million of incentive compensation expense related to carried interest revenue, a part of which pertained to revenue recognized during the current year with the remainder (approximately $4.4 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain contractual hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $4.4 million of additional incentive compensation expense accrued during the three months ended March 31, 2007. Foreign currency translation had a $1.3 million negative impact on total operating expenses during the three months ended March 31, 2007.

Development Services

The Development Services segment consists of real estate development and investment activities primarily in the United States acquired in the Trammell Crow Company Acquisition on December 20, 2006. This segment generated revenue of $17.1 million and total operating expenses of $24.6 million for the three months ended March 31, 2007. The loss incurred in this segment was largely a result of purchase accounting for the Trammell Crow Company Acquisition, which requires the write-up of assets to fair value upon acquisition, thereby eliminating any gains in the near term. For the three months ended March 31, 2007, this segment’s results were reduced by approximately $8.5 million as a result of purchase accounting.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2007 is approximately $88.1 million of anticipated net capital expenditures, including $27.3 million associated with recent acquisitions. During the three months ended March 31, 2007, we funded approximately $8.1 million of these net capital expenditures. The capital expenditures for 2007 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

During 2003 and 2006, we required substantial amounts of new equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary transactions, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

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

In January 2007, we sold Trammell Crow Company’s approximately 19% ownership interest in Savills plc at a net loss, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The pre-tax proceeds from the sale, net of selling costs, totaled approximately $311.0 million and have been used to reduce net indebtedness.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $115.2 million for the three months ended March 31, 2007, as compared to net cash used in operating activities of $184.8 million the three months ended March 31, 2006. The Trammell Crow Company Acquisition in December 2006 has impacted substantially all components of cash used in our operating activities making comparison against the same period in the prior year not meaningful. The sharp increase in cash provided by operating activities during the three months ended March 31, 2007 was primarily due to approximately $311.0 million in proceeds received upon sale of the approximately 19% ownership in Savills plc, a real estate services company based in the United Kingdom, held by Trammell Crow Company.

Investing Activities

Net cash used in investing activities totaled $80.2 million for the three months ended March 31, 2007, an increase of $60.1 million as compared to the three months ended March 31, 2006. The increase was primarily driven by the usage of cash to purchase an additional $50.8 million of real estate held for investment during the three months ended March 31, 2007.

Financing Activities

Net cash provided by financing activities totaled $65.2 million for the three months ended March 31, 2007, an increase of $57.2 million as compared to the three months ended March 31, 2006. The increase was primarily driven by net borrowings under our revolving credit facility as well as net proceeds received from notes payable on real estate held for investment in the current year.

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

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2007, we had $41.0 million of revolving credit facility principal outstanding with a related weighted average interest rate of 6.8%, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2006, we had no revolving credit facility principal outstanding. As of March 31, 2007, letters of credit totaling $5.6 million were outstanding under the revolving credit facility, which letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. As of March 31, 2007 and December 31, 2006, we had $973.0 million and $1.1 billion of tranche A and tranche B term loan facilities’ principal outstanding, respectively, each with a related interest rate of 6.8%, which are included in the accompanying consolidated balance sheets.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statements of operation. The hedge ineffectiveness for the period from March 20, 2007 through March 31, 2007 was not material.

The Credit Agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries.

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

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which are due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes are unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9¾% senior notes are jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrues at a rate of 9¾% per year and is payable semi-annually in arrears on May 15 and November 15. The 9¾% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and at declining prices thereafter. In addition, before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006, we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of our outstanding 9¾% senior notes. In the event of a change of control (as defined in the indenture governing our 9¾% senior notes), we are obligated to make an offer to purchase the remaining 9¾% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 9¾% senior notes included in the accompanying consolidated balance sheets was $3.3 million as of March 31, 2007 and December 31, 2006.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our 9¾% senior notes.  Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such current or future borrowings.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note will bear interest at 0.25% and the note will terminate on December 3, 2007, which can be extended by a written amendment. As of March 31, 2007, there were no amounts outstanding under this revolving credit note.

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

During the three months ended March 31, 2007, we had a maximum of $104.0 million warehouse lines of credit principal outstanding. As of March 31, 2007 and December 31, 2006, we had $27.2 million and $104.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $27.2 million and $104.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2007 and December 31, 2006, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan, for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. All outstanding principal on this note and all accrued interest unpaid shall be finally due and payable on demand, or if no demand is made, then on or before July 31, 2007, initially. On November 14, 2006, CBRE Melody executed an amendment extending the maturity on this note to November 30, 2007. Effective May 1, 2007, CBRE Melody executed an amendment, which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. As of March 31, 2007 and December 31, 2006, there were no amounts outstanding under this revolving credit note.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect with amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million as of March 31, 2007 and December 31, 2006.

In January 2006, we acquired an additional stake in our Japanese affiliate, IKOMA, which increased our total equity interest in IKOMA to 51%. As a result, we are now consolidating IKOMA’s financial statements, which include debt. IKOMA utilizes short-term borrowings to assist in funding its working capital requirements. As of March 31, 2007 and December 31, 2006, IKOMA had $1.7 million and $6.7 million, respectively, of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2007 and December 31, 2006, $2.2 million of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of March 31, 2007 and December 31, 2006, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

We have four deferred compensation plans, or DCPs. The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The third, which we refer to as the Restoration Plan and was assumed by us in connection with our acquisition of Insignia, has been frozen and is no longer accepting deferrals. The fourth, which we refer to as the Trammell Crow Company DCP, was adopted by the Trammell Crow Company effective January 1, 2006, and assumed by us in connection with the Trammell Crow Company Acquisition. Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment sooner than we expect. The deferred compensation liability in the accompanying consolidated balance sheets was $250.5 million and $234.2 million at March 31, 2007 and December 31, 2006, respectively.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $58.3 million and $58.0 million at March 31, 2007 and December 31, 2006, respectively. We contributed $2.6 million to fund our pension plans during the three months ended March 31, 2007. We are currently in the process of amending these plans. As a result, the expected contribution amount for the year ended December 31, 2007 is not currently determinable.

Other Obligations and Commitments

We had outstanding letters of credit totaling $4.4 million as of March 31, 2007, excluding letters of credit related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit were/are primarily executed by Trammell Crow Company in the normal course of business of our Development Services segment. The letters of credit expire at varying dates through November 2008.

We had guarantees totaling $6.8 million as of March 31, 2007, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

Additionally, in connection with the Trammell Crow Company Acquisition, we have assumed numerous completion and budget guarantees relating to development projects. These guarantees were/are made by Trammell Crow Company in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. Our management does not expect to incur any material losses under these guarantees.

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

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2007, we had committed $79.3 million to fund future co-investments, of which $45.0 million is  expected to be funded during 2007. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159, if any, on our consolidated financial position and results of operations.

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

•       future acquisitions may not be available at favorable prices or upon advantageous terms and conditions;

•       changes in general economic and business conditions, particularly in geographies where our business may be concentrated, including with respect to interest rates, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets;

•       our ability to retain major clients and renew related contracts;

•       the failure of properties managed by us to perform as anticipated;

•       our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•       changes in social, political and economic conditions in the foreign countries in which we operate;

•       foreign currency fluctuations;

•       variability in our results of operations among quarters;

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

•       the ability of CB Richard Ellis Investors to comply with applicable laws and regulations governing its role as a registered investment advisor;

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

•       the effect of implementation of new tax and accounting rules and standards; and

•       the other factors described in our Annual Report on Form 10-K, included under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2006. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

During the three months ended March 31, 2007, approximately 31.7% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings.

As of December 31, 2006, we had two option agreements outstanding to purchase an aggregate notional amount of 160.0 million British pounds sterling, which were terminated in January 2007 in connection with the sale of Trammell Crow Company’s investment in Savills plc. On January 22, 2007, we entered into an option agreement to sell a notional amount of 50.0 million British pounds sterling, which expires on December 27, 2007. On April 2, 2007, we entered into three option agreements to sell notional amounts of 17.0 million euros, 19.0 million euros and 38.0 million euros, which expire on June 27, 2007, September 26, 2007 and December 27, 2007, respectively. There was no significant net impact on our earnings resulting from gains and/or losses on foreign currency exchange option contracts for the three months ended March 31, 2007. We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivatives contracts has not been significant.

Estimated fair values for the term loans under our senior secured term loan facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at March 31, 2007.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statements of operation. The hedge ineffectiveness for the period from March 20, 2007 through March 31, 2007 was not material.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 68 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding unhedged variable rate debt at March 31, 2007, the net impact would be a decrease of $1.3 million on pre-tax income and cash provided by operating activities for the three months ended March 31, 2007.

We also have $386.0 million of notes payable on real estate as of March 31, 2007. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $3.9 million. From time to time, we enter into interest rate cap agreements in order to limit our interest expense related to our notes payable on real estate. These interest rate cap agreements are not designated as effective hedges under SFAS No. 133 and are therefore marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate cap agreements for the three months ended March 31, 2007.

ITEM 4.   CONTROLS AND PROCEDURES

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Exchange Act Rule 13a-15(c) as of the end of the period covered by this report.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the annual period ending December 31, 2006.

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

4	.2(a)

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

4	.2(b)

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

4	.2(c)

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

4	.2(d)

Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 2, 2005)

10.1		Executive Bonus Plan, amended and restated as of March 19, 2007*
11		Statement concerning Computation of Per Share Earnings (filed as Note 13 of the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.
Date: May 10, 2007	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)
Date: May 10, 2007	/s/ GIL BOROK
Gil Borok
Global Controller (principal accounting officer)