Form 10-Q
period 2007-06-30
CB RICHARD ELLIS GROUP INC
filed 2007-08-09
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                            to

Commission File Number 001-32205

CB RICHARD ELLIS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11150 Santa Monica Boulevard, Suite 1600
Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

(310) 405-8900
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year if changed since last report)

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

The number of shares of Class A common stock outstanding at July 31, 2007 was 229,277,183.

FORM 10-Q

June 30, 2007

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$438,168	$244,476
Restricted cash	77,576	212,938
Receivables, less allowance for doubtful accounts of $29,303 and $22,190 at June 30, 2007 and December 31, 2006, respectively	903,329	880,809
Warehouse receivables	164,284	103,992
Prepaid expenses	82,006	75,558
Deferred tax assets, net	150,292	143,024
Real estate under development	120,010	40,706
Real estate and other assets held for sale	126,611	113,844
Trading securities	2,829	355,503
Other current assets	60,105	71,217
Total Current Assets	2,125,210	2,242,067
Property and equipment, net	184,128	180,546
Goodwill	2,181,201	2,188,352
Other intangible assets, net of accumulated amortization of $79,883 and $55,065 at June 30, 2007 and December 31, 2006, respectively	418,879	441,073
Deferred compensation assets	241,209	203,271
Investments in and advances to unconsolidated subsidiaries	233,739	227,799
Real estate under development	197,819	159,893
Real estate held for investment	216,045	149,805
Other assets, net	151,800	151,825
Total Assets	$5,950,030	$5,944,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$388,334	$482,194
Deferred purchase consideration	35,703	159,676
Compensation and employee benefits payable	324,518	330,826
Accrued bonus and profit sharing	384,400	524,184
Income taxes payable	50,693	48,576
Short-term borrowings:
Warehouse lines of credit	164,284	103,992
Revolving line of credit	41,701	—
Other	61,277	22,216
Total short-term borrowings	267,262	126,208
Current maturities of long-term debt	11,632	11,836
Notes payable on real estate	229,252	133,037
Liabilities related to real estate and other assets held for sale	65,204	87,289
Other current liabilities	2,885	35,961
Total Current Liabilities	1,759,883	1,939,787
Long-Term Debt:
Senior secured term loans	1,931,500	2,062,000
9¾% senior notes	—	3,310
Other long-term debt	1,334	1,363
Total Long-Term Debt	1,932,834	2,066,673
Deferred compensation liability	250,872	225,179
Deferred tax liabilities, net	18,882	80,603
Pension liability	59,474	57,971
Non current tax liabilities	71,149	—
Notes payable on real estate	154,750	132,453
Other liabilities	170,430	182,188
Total Liabilities	4,418,274	4,684,854
Commitments and contingencies	—	—
Minority interest	162,759	78,136
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 229,162,067 and 227,474,835 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2,292	2,275
Additional paid-in capital	655,902	610,406
Notes receivable from sale of stock	(60)	(60)
Accumulated earnings	726,137	602,086
Accumulated other comprehensive loss	(15,274)	(33,066)
Total Stockholders’ Equity	1,368,997	1,181,641
Total Liabilities and Stockholders’ Equity	$5,950,030	$5,944,631

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,490,363	$903,544	$2,704,324	$1,654,816
Costs and expenses:
Cost of services	791,605	479,812	1,441,278	891,438
Operating, administrative and other	469,754	283,598	881,691	548,759
Depreciation and amortization	27,511	12,255	54,879	27,185
Merger-related charges	2,877	—	34,732	—
Operating income	198,616	127,879	291,744	187,434
Equity income from unconsolidated subsidiaries	25,915	8,428	30,164	16,841
Minority interest (income) expense	(165)	1,580	2,735	1,809
Other loss	—	—	37,534	—
Interest income	5,972	2,976	12,985	6,566
Interest expense	42,173	13,352	84,155	27,287
Loss on extinguishment of debt	—	22,255	—	22,255
Income before provision for income taxes	188,495	102,096	210,469	159,490
Provision for income taxes	47,360	37,842	57,357	58,326
Net income	$141,135	$64,254	$153,112	$101,164
Basic income per share	$0.61	$0.28	$0.67	$0.45
Weighted average shares outstanding for basic income per share	230,543,095	225,964,727	230,105,706	225,763,242
Diluted income per share	$0.59	$0.27	$0.65	$0.43
Weighted average shares outstanding for diluted income per share	237,475,584	233,655,941	237,206,344	233,304,306

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,112	$101,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54,879	27,185
Amortization and write-off of deferred financing costs	3,744	13,851
Amortization and write-off of long-term debt discount	—	1,648
Deferred compensation deferrals	22,043	14,560
Gain on sale of servicing rights and other assets	(2,030)	(4,323)
Loss on trading securities	33,654	—
Loss on interest rate swaps	3,880	—
Equity income from unconsolidated subsidiaries	(30,164)	(16,841)
Distribution of earnings from unconsolidated subsidiaries	29,968	14,089
In-kind distributions from unconsolidated subsidiaries	(2,710)	—
Minority interest expense	2,735	1,809
Provision for doubtful accounts	8,070	1,434
Deferred income taxes	658	(3,301)
Compensation expense and merger-related expense related to stock options and stock awards	22,593	4,842
Incremental tax benefit from stock options exercised	(15,111)	(8,482)
Tenant concessions received	4,989	5,809
Proceeds from sale of trading securities	320,047	—
(Increase) decrease in receivables	(7,401)	19,183
Increase in deferred compensation assets	(37,938)	(13,045)
Decrease (increase) in prepaid expenses and other assets	4,321	(41,510)
Increase in real estate held for sale and under development	(107,435)	—
Increase in notes payable on real estate held for sale and under development	42,969	—
Decrease in accounts payable and accrued expenses	(106,399)	(51,883)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(160,559)	(110,166)
Decrease in income taxes payable	(30,988)	(63,944)
(Decrease) increase in other liabilities	(1,634)	30,368
Other operating activities, net	598	83
Net cash provided by (used in) operating activities	205,891	(77,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,992)	(27,958)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(36,995)	(49,527)
Cash paid for acquisition of Trammell Crow Company	(124,732)	—
Contributions to investments in unconsolidated subsidiaries, net	(14,754)	(4,895)
Proceeds from the sale of servicing rights and other assets	18,851	3,652
Additions to real estate held for investment	(73,454)	—
Decrease in restricted cash	135,404	1,321
Other investing activities, net	14,129	(912)
Net cash used in investing activities	(108,543)	(78,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(130,500)	(265,250)
Proceeds from revolving credit facility	73,186	278,000
Repayment of revolving credit facility	(34,638)	(30,000)
Repayment of 11¼% senior subordinated notes	—	(164,669)
Repayment of 9¾% senior notes	(3,310)	—
Proceeds from notes payable on real estate held for investment	63,835	—
Repayment of notes payable on real estate held for investment	(8,147)	—
Proceeds from (repayment of) short-term borrowings and other loans, net	38,988	(5,139)
Proceeds from exercise of stock options	8,160	4,444
Incremental tax benefit from stock options exercised	15,111	8,482
Minority interest contributions, net	74,653	8,827
Payment of deferred financing fees	(2,449)	(5,099)
Other financing activities, net	(551)	(425)
Net cash provided by (used in) financing activities	94,338	(170,829)
Effect of currency exchange rate changes on cash and cash equivalents	2,006	4,618
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	193,692	(322,000)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	244,476	449,289
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$438,168	$127,289
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$78,203	$35,493
Income taxes, net of refunds	$88,822	$125,345

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

2.        Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2006.

Pursuant to Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we concluded that the accounting for certain reimbursements (primarily salaries and related charges) related to our facilities and property management operations should be presented on a grossed up versus a net expense basis. Accordingly, we reclassified such reimbursements from cost of services to revenue for the three and six months ended June 30, 2006 to be consistent with the presentation for the three and six months ended June 30, 2007. As a result, amounts reflected as “Revenue” and “Cost of Services” in the consolidated statements of operations for the three and six months ended June 30, 2006 have been increased from the amounts previously reported by $67.3 million and $138.5 million, respectively. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. Certain provisions of SFAS No. 150 would have required us to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements)

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2.        Basis of Presentation (Continued)

of SFAS No. 150 with respect to these non-controlling interests. As of June 30, 2007, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries approximates the carrying value of $85.9 million, which is included in minority interest in the accompanying consolidated balance sheets, since the majority of the assets of our consolidated limited life subsidiaries were acquired in 2007. As of December 31, 2006, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was not significant.

3.        Trammell Crow Company Acquisition

On December 20, 2006, pursuant to the Trammell Crow Company Acquisition Agreement, by and among us, Merger Sub (our wholly owned subsidiary) and Trammell Crow Company, the Merger Sub was merged with and into Trammell Crow Company. Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition and upon the closing of the Trammell Crow Company Acquisition became our indirect wholly owned subsidiary. We acquired Trammell Crow Company to expand our global leadership and to strengthen our ability to provide integrated account management and comprehensive real estate services for our clients.

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

The aggregate preliminary purchase price for the Trammell Crow Company Acquisition was approximately $1.9 billion, which includes: (1) $1.8 billion in cash paid for shares of Trammell Crow Company’s outstanding common stock, at $49.51 per share, including outstanding stock units held in the Trammell Crow Company Employee Stock Purchase Plan, (2) cash payments of $120.0 million to holders of Trammell Crow Company’s vested options and (3) $18.7 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees. The preliminary purchase accounting adjustments related to the Trammell Crow Company Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, December 20, 2006. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.        Trammell Crow Company Acquisition (Continued)

goodwill is not deductible for tax purposes. The final valuation of the net assets acquired is expected to be completed as soon as practicable, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain assets acquired, primarily other intangible assets, investments in and advances to unconsolidated subsidiaries and deferred tax assets, is still preliminary. Additionally, the various real estate assets acquired are being reflected at Trammell Crow Company’s historical basis until the appraisal process has been completed. Lastly, adjustments to the estimated liabilities assumed in connection with the Trammell Crow Company Acquisition, as well as deferred tax liabilities and minority interest, may still be required. As of June 30, 2007, approximately $35.7 million of the total purchase price (excluding direct costs) has not been paid out and is included in restricted cash in the accompanying consolidated balance sheets along with a corresponding current liability of $35.7 million, which is included in deferred purchase consideration in the accompanying consolidated balance sheets. These amounts relate to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.

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

	2006 Charge to Goodwill	2006 Utilization	2007 Adjustments	2007 Utilization	To be Utilized at June 30, 2007
Change of control payments	$36,461	$(35,727)	$—	$(734)	$—
Costs associated with exiting contracts and other contractual obligations	29,635	(500)	(1,666)	(15,002)	12,467
Severance	18,422	—	1,638	(9,950)	10,110
Lease termination costs	11,085	—	(132)	(1,322)	9,631
Legal settlements anticipated	6,212	—	(594)	(1,046)	4,572
	$101,815	$(36,227)	$(754)	$(28,054)	$36,780

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.        Trammell Crow Company Acquisition (Continued)

Unaudited pro forma results, assuming the Trammell Crow Company Acquisition had occurred as of January 1, 2006, for the three and six months ended June 30, 2006 are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Trammell Crow Company Acquisition as well as higher interest expense as a result of debt incurred to finance the Trammell Crow Company Acquisition. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the Trammell Crow Company Acquisition occurred on January 1, 2006 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenue	$1,142,608	$2,109,652
Operating income	126,760	164,087
Net income	46,042	47,797
Basic income per share	$0.20	$0.21
Weighted average shares outstanding for basic income per share	225,964,727	225,763,242
Diluted income per share	$0.19	$0.20
Weighted average shares outstanding for diluted income per share	233,655,941	233,304,306

4.        Restricted Cash

Included in the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006, is restricted cash of $77.6 million and $212.9 million, respectively, which includes restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition. The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered. The restricted cash balances also include escrow accounts acquired as a result of the Trammell Crow Company Acquisition as well as other strategic in-fill acquisitions completed during 2006 and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.).

5.        Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2007 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance at January 1, 2007	$1,717,334	$327,858	$32,081	$38,162	$72,917	$2,188,352
Purchase accounting adjustments related to acquisitions	(12,154)	4,868	37	—	186	(7,063)
Adoption of FIN 48 (see Note 22)	(5,359)	—	—	—	—	(5,359)
Foreign exchange movement	605	3,217	1,331	118	—	5,271
Balance at June 30, 2007	$1,700,426	$335,943	$33,449	$38,280	$73,103	$2,181,201

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.        Goodwill and Other Intangible Assets (Continued)

Other intangible assets totaled $418.9 million and $441.1 million, net of accumulated amortization of $79.9 million and $55.1 million, as of June 30, 2007 and December 31, 2006, respectively, and are comprised of the following (dollars in thousands):

	As of June 30, 2007		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	103,826		103,826
	$167,526		$167,526
Amortizable intangible assets
Customer relationships	$220,000	$(5,989)	$220,000	$(60)
Backlog and incentive fees	46,428	(33,503)	44,630	(18,780)
Management contracts	29,273	(23,458)	28,585	(21,333)
Loan servicing rights	21,946	(10,109)	22,143	(9,365)
Other	13,589	(6,824)	13,254	(5,527)
	$331,236	$(79,883)	$328,612	$(55,065)
Total intangible assets	$498,762	$(79,883)	$496,138	$(55,065)

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

Amortization expense related to intangible assets was $11.5 million and $1.9 million for the three months ended June 30, 2007 and 2006, respectively, and $23.8 million and $6.9 million for the six months ended June 30, 2007 and 2006, respectively. The estimated annual amortization expense for each of the years ending December 31, 2007 through December 31, 2011 approximates $47.2 million, $18.1 million, $16.5 million, $16.0 million and $14.1 million, respectively.

6.        Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Development Services:
Revenue	$15,506	$—	$27,105	$—
Operating income	$27,990	$—	$31,339	$—
Net income	$23,008	$—	$21,713	$—
Other:
Revenue	$163,624	$155,990	$442,925	$258,374
Operating income	$11,422	$31,172	$62,258	$56,556
Net income (loss)	$9,759	$(91,384)	$54,681	$105,029
Total:
Revenue	$179,130	$155,990	$470,030	$258,374
Operating income	$39,412	$31,172	$93,597	$56,556
Net income (loss)	$32,767	$(91,384)	$76,394	$105,029

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries.

In connection with the Trammell Crow Company Acquisition, we acquired Trammell Crow Company’s investments in unconsolidated subsidiaries. We have agreements to provide development and brokerage services to certain of our unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.        Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets. In accordance with SFAS No. 144, certain assets classified as held for sale at June 30, 2007, or sold in the six months ended June 30, 2007, that were not classified as held for sale at December 31, 2006, were reclassified to real estate and other assets held for sale in the accompanying consolidated balance sheets as of December 31, 2006.

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Assets:
Real estate held for sale (see Note 8)	$122,132	$109,454
Other current assets	514	2,775
Other assets	3,965	1,615
Total real estate and other assets held for sale	126,611	113,844
Liabilities:
Accrued expenses	3,924	5,478
Notes payable on real estate held for sale (see Note 9)	60,890	81,543
Other current liabilities	217	185
Other liabilities	173	83
Total liabilities related to real estate and other assets held for sale	65,204	87,289
Net real estate and other assets held for sale	$61,407	$26,555

8.        Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. The majority of our real estate is included in our Development Services segment (see Note 21). Real estate owned by us consisted of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
Real estate under development (current)	$120,010	$40,706
Real estate included in assets held for sale (see Note 7)	122,132	109,454
Real estate under development (non current)	197,819	159,893
Real estate held for investment(1)	216,045	149,805
Total real estate(2)	$656,006	$459,858

(1)          Net of accumulated depreciation of $2.2 million at June 30, 2007.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.        Real Estate (Continued)

(2)          Includes balances for lease intangibles and tenant origination costs of $7.8 million and $3.9 million, respectively, at June 30, 2007 and $2.6 million and $3.0 million, respectively, at December 31, 2006. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs.

9.        Notes Payable on Real Estate

We had loans secured by real estate (the majority of which were construction loans), which consisted of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
Current portion of notes payable on real estate	$229,252	$133,037
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	60,890	81,543
Total notes payable on real estate, current portion	290,142	214,580
Notes payable on real estate, non current portion	154,750	132,453
Total notes payable on real estate	$444,892	$347,033

At June 30, 2007, $16.3 million of the current portion and $0.9 million of the non current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

We have one participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on reaching various internal rates of return. The amount of the participating liability was $4.1 million and $6.1 million at June 30, 2007 and December 31, 2006, respectively.

10.          Debt

We had short-term borrowings of $267.3 million and $126.2 million with related average interest rates of 6.3% and 5.8% as of June 30, 2007 and December 31, 2006, respectively.

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.          Debt (Continued)

Our Credit Agreement includes the following:  (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2009 (previously set to commence on March 31, 2008, but adjusted as a result of our prepayment of all of the 2008 required payments in the current year) through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million beginning March 31, 2007 through September 30, 2013, with the balance payable on December 20, 2013 and (4) the ability to borrow an additional $300.0 million, subject to the satisfaction of customary conditions. The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million available to one of our Australian and New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision contained in the Credit Agreement.

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2006, we had no revolving credit facility principal outstanding. As of June 30, 2007, we had $41.7 million of revolving credit facility principal outstanding with a related weighted average interest rate of 7.7%, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2007, letters of credit totaling $11.6 million were outstanding. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in our Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. During the six months ended June 30, 2007, we repaid $125.0 million and $5.5 million of our tranche A and tranche B loan facilities, respectively. As of June 30, 2007 and December 31, 2006, we had $848.0 million and $1.1 billion of tranche A and tranche B term loan facilities’ principal outstanding, respectively, each with a related weighted average interest rate of 6.8%, which are included in the accompanying consolidated balance sheets.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.          Debt (Continued)

consolidated statement of operations. There was no hedge ineffectiveness for the period from March 20, 2007 through June 30, 2007. As of June 30, 2007, the fair value of these interest rate swap agreements was $4.5 million and is included in other assets with the corresponding offset to accumulated other comprehensive income included in the accompanying consolidated balance sheets.

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

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly owned subsidiary of CBRE, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which were due May 15, 2010. CBRE Escrow merged with and into CBRE, and CBRE assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes were unsecured obligations of CBRE, senior to all of its current and future unsecured indebtedness, but subordinated to all of CBRE’s current and future secured indebtedness. The 9¾% senior notes were jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrued at a rate of 9¾% per year and was payable semi-annually in arrears on May 15 and November 15. Before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our IPO to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006 we caused CBRE to launch a tender offer and consent solicitation for all of our outstanding 9¾% senior notes, which resulted in the repurchase of all but $3.3 million of these notes. The remaining $3.3 million of the 9¾% senior notes were redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date, which we elected to redeem during the three months ended June 30, 2007.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note will bear interest at 0.25% and the note will terminate on December 3, 2007, which can be extended

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.          Debt (Continued)

by a written amendment. As of June 30, 2007, there were no amounts outstanding under this revolving credit note.

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

During the six months ended June 30, 2007, we had a maximum of $188.1 million warehouse lines of credit principal outstanding. As of June 30, 2007 and December 31, 2006, we had $164.3 million and $104.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $164.3 million and $104.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2007 and December 31, 2006, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. On November 14, 2006, CBRE Melody executed an amendment extending the maturity of this note to November 30, 2007. Effective May 1, 2007, CBRE Melody executed an amendment, which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. As of June 30, 2007 and December 31, 2006, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under the

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.          Debt (Continued)

credit agreement will be used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. This agreement bears interest at the daily British Bankers Association LIBOR rate plus 0.65% and expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than twelve months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of June 30, 2007, there was $47.8 million outstanding under this revolving credit note, which is included in short-term borrowings in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect with respect to amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million as of June 30, 2007 and December 31, 2006.

In January 2006, we acquired an additional stake in our Japanese affiliate IKOMA CB Richard Ellis KK (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we now consolidate IKOMA’s financial statements, which included debt. IKOMA utilized short-term borrowings to assist in funding its working capital requirements. As of June 30, 2007, there was no amount of outstanding debt for IKOMA. As of December 31, 2006, IKOMA had $6.7 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2007 and December 31, 2006, $2.1 million and $2.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of June 30, 2007 and December 31, 2006, there were no amounts outstanding under this facility.

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

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11.          Commitments and Contingencies (Continued)

We had outstanding letters of credit totaling $10.4 million as of June 30, 2007, excluding letters of credit related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment. The letters of credit expire at varying dates through November 2008.

We had guarantees totaling $6.8 million as of June 30, 2007, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

Additionally, in connection with the Trammell Crow Company Acquisition, we have assumed numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

As a result of development activities acquired in the Trammell Crow Company Acquisition, from time to time, we act as a general contractor with respect to construction projects. We do not consider these activities to be a material part of our business. In connection with these activities, we seek to subcontract construction work for certain projects to reputable subcontractors. Should construction defects arise relating to the underlying projects, we could potentially be liable to the client for the costs to repair such defects; we would generally look to the subcontractor that performed the work to remedy the defect and also look to insurance policies that cover this work. While there can be no assurance, we do not expect to incur material losses with respect to construction defects.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2007, we had committed $48.9 million to fund future co-investments.

12.          Stock-Based Compensation

Stock Incentive Plans

2001 Stock Incentive Plan.   Our 2001 stock incentive plan was adopted by our Board of Directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.          Stock-Based Compensation (Continued)

remain available for issuance under it. However, as of June 30, 2007, outstanding stock options granted under the 2001 stock incentive plan to acquire 6,078,694 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

Amended and Restated 2004 Stock Incentive Plan.   Our 2004 stock incentive plan was adopted by our Board of Directors and approved by our stockholders on April 21, 2004, was amended and restated on April 14, 2005 and was amended again on September 6, 2006 and June 1, 2007. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan. This share reserve is reduced by one share upon grant of an option or stock appreciation right, and is reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. Awards that expire, terminate or lapse, will again be available for grant under this plan. Pursuant to the terms of our 2004 stock incentive plan, no employee is eligible to be granted options or stock appreciation rights covering more than 6,235,566 shares during any calendar year. This limitation is subject to a policy adopted by our board of directors which states that no person is eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 2,078,523 shares during any calendar year or to be granted any other form of stock award covering more than 1,039,260 shares during any calendar year. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors may adjust outstanding awards to preserve the awards’ benefits or potential benefits.

As of June 30, 2007, 5,954,085 shares were subject to options issued under our 2004 stock incentive plan and 7,686,009 shares remained available for future grants under the 2004 stock incentive plan.  Options granted under this plan during the six months ended June 30, 2007 have exercise prices in the range of $34.54 to $36.78, of which 17,455 shares vest and are exercisable in equal annual increments over four years from the date of grant and 12,799 shares vest and are exercisable in equal quarterly increments over three years from the date of grant.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.          Stock-Based Compensation (Continued)

A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	13,729,892	$7.30
Exercised	(1,505,727)	5.42
Granted	30,254	35.46
Forfeited	(221,640)	6.38
Outstanding at June 30, 2007	12,032,779	$7.63
Vested and expected to vest at June 30, 2007(1)	11,741,452	$7.63
Exercisable at June 30, 2007	4,749,594	$4.20

(1)          The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

Options outstanding at June 30, 2007 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	6,078,694	5.5	$1.92		3,413,155	$1.92
$6.33 - $7.46	2,416,815	2.4	7.44		888,315	7.40
$11.10 - $15.43	2,579,672	5.1	15.21		443,336	15.04
$23.46 - $34.54	944,799	6.2	23.70		4,695	25.85
$35.40 - $36.78	12,799	6.9	36.72		93	35.40
	12,032,779	4.9	$7.63	$347,420,636	4,749,594	$4.20	$153,432,883

At June 30, 2007, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $339.7 million and 4.9 years, respectively.

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

The total estimated grant date fair value of stock options that vested during the six months ended June 30, 2007 was $1.4 million. The weighted average fair value of options granted by us was $16.43 and $10.72 for the three months ended June 30, 2007 and 2006, respectively, and $15.69 and $10.72 for the six months ended June 30, 2007 and 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.92%	4.91%	4.68%	4.91%
Expected volatility	40.00%	36.20%	40.00%	36.20%
Expected life	5 years	5 years	5 years	5 years

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

Total compensation expense related to stock options was $2.1 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively, and $4.2 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively. In addition, during the three and six months ended June 30, 2007, we incurred $0.2 million and $9.8 million, respectively, of expense resulting from the acceleration of vesting of stock options in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations for the three and six months ended June 30, 2007. At June 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options was approximately $19.7 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $46.8 million and $28.2 million, respectively. We recorded cash received from stock option

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.          Stock-Based Compensation (Continued)

exercises of $8.2 million and $4.4 million and related tax benefits of $15.1 million and $8.5 million during the six months ended June 30, 2007 and 2006, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. Prior to the adoption of SFAS No. 123R, we presented all such excess tax benefits as operating cash flows on our consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. Under SFAS No. 123R, we have classified excess tax benefits of $15.1 million and $8.5 million for the six months ended June 30, 2007 and 2006, respectively, as financing cash inflows.

We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our Board of Directors. During the six months ended June 30, 2007, we granted non-vested stock awards of 74,415 shares, of which 57,902 shares were restricted stock awards which immediately vested at the date of grant, 7,670 shares vest in equal annual increments over four years from the date of grant and 8,843 shares vest in three years from the date of grant. During the six months ended June 30, 2006, we granted non-vested stock awards of 7,792 shares, which vest in three years from the date of grant. In addition, we granted 290,497 and 441,753 of non-vested stock units to certain of our employees during the six months ended June 30, 2007 and 2006, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Market Value Per Share
Balance at December 31, 2006	1,881,669	$23.97
Granted	364,912	34.59
Vested	(115,109)	24.40
Forfeited	(9,026)	19.83
Balance at June 30, 2007	2,122,446	$25.79

Total compensation expense related to non-vested stock awards was $2.7 million and $7.4 million, respectively, for the three and six months ended June 30, 2007. This includes $2.0 million of compensation expense related to the 57,902 shares of restricted stock which immediately vested at the date of grant during the six months ended June 30, 2007. In addition, during the three and six months ended June 30, 2007, we incurred $0.1 million and $1.0 million, respectively, of expense resulting from the acceleration of vesting of non-vested stock awards in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. Total compensation expense related to non-vested stock awards was $0.9 million and $1.4 million, respectively for the three and six months ended June 30, 2006. At June 30, 2007, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $46.9 million, which is expected to be recognized over a weighted average period of approximately 5.2 years.

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

	Three Months Ended June 30,
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$141,135	230,543,095	$0.61	$64,254	225,964,727	$0.28
Diluted earnings per share:
Net income applicable to common stockholders	$141,135	230,543,095		$64,254	225,964,727
Dilutive effect of contingently issuable shares	—	636,270		—	238,009
Dilutive effect of stock options	—	6,296,219		—	7,453,205
Net income applicable to common stockholders	$141,135	237,475,584	$0.59	$64,254	233,655,941	$0.27

	Six Months Ended June 30,
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$153,112	230,105,706	$0.67	$101,164	225,763,242	$0.45
Diluted earnings per share:
Net income applicable to common stockholders	$153,112	230,105,706		$101,164	225,763,242
Dilutive effect of contingently issuable shares	—	591,028		—	198,340
Dilutive effect of stock options	—	6,509,610		—	7,342,724
Net income applicable to common stockholders	$153,112	237,206,344	$0.65	$101,164	233,304,306	$0.43

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13.          Earnings Per Share (Continued)

For the three and six months ended June 30, 2007, options to purchase 35,970 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. There were no anti-dilutive shares for the three and six months ended June 30, 2006.

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

The following table provides a summary of comprehensive income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$141,135	$64,254	$153,112	$101,164
Other comprehensive income:
Foreign currency translation gains and other	5,825	5,693	8,055	8,202
Unrealized gains on interest rate swaps, net	8,021	—	8,286	—
Unrealized holding (losses) gains on available for sale securities, net	(83)	—	937	—
Total other comprehensive income	13,763	5,693	17,278	8,202
Comprehensive income	$154,898	$69,947	$170,390	$109,366

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.          Pensions

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$1,920	$1,666	$3,852	$3,371
Interest cost	4,137	3,522	8,209	6,901
Expected return on plan assets	(4,364)	(3,638)	(8,655)	(7,129)
Amortization of prior service benefit	(220)	(119)	(437)	(233)
Amortization of unrecognized net loss	475	378	942	741
Net periodic pension cost	$1,948	$1,809	$3,911	$3,651

We contributed $2.0 million and $4.6 million to fund our pension plans during the three and six months ended June 30, 2007. We are currently in the process of amending these plans. As a result, the expected contribution amount for the year ended December 31, 2007 is not currently determinable.

16.          Merger-Related Charges

In connection with the Trammell Crow Company Acquisition, we recorded merger-related charges of $2.9 million and $34.7 million for the three and six months ended June 30, 2007. These charges primarily relate to the termination of employees, who have become duplicative as a result of the Trammell Crow Company Acquisition. Our merger-related charges consisted of the following (dollars in thousands):

	2007 Charge	Utilized to Date	To be Utilized at June 30, 2007
Severance	$31,325	$(28,729)	$2,596
Costs associated with exiting contracts	1,047	(1,047)	—
Lease termination costs	1,022	—	1,022
Other	1,338	(1,338)	—
Total merger-related charges	$34,732	$(31,114)	$3,618

17.          Sale of Savills plc

In January 2007, we sold Trammell Crow Company’s approximately 19% ownership interest in Savills plc and generated a pre-tax loss of $34.9 million during the six months ended June 30, 2007, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The loss is included in other loss in the accompanying consolidated statements of operations. We received approximately $311.0 million of pre-tax proceeds from the sale, net of selling expenses.

18.          Liabilities Related to the Insignia Acquisition

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we accrued certain liabilities in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

18.          Liabilities Related to the Insignia Acquisition (Continued)

Connection with a Purchase Business Combination.”  These remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2006	2007 Utilization	To be Utilized at June 30, 2007
Lease termination costs	$9,976	$(1,843)	$8,133
Legal settlements anticipated	2,246	(46)	2,200
	$12,222	$(1,889)	$10,333

The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2006	2007 Utilization	To be Utilized at June 30, 2007
Lease termination costs	$13,997	$(1,604)	$12,393

19.          Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.2 billion and $1.0 billion at June 30, 2007 and December 31, 2006, respectively.

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

Warehouse Receivables:   Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the WaMu and JP Morgan warehouse lines of credit for our wholly-owned subsidiary, CBRE Melody (See Note 10).

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

20.          Fair Value of Financial Instruments (Continued)

Trading Securities:   These investments are carried at fair value as of June 30, 2007 and December 31, 2006. The substantial majority of this balance at December 31, 2006 represented an investment in Savills plc acquired as part of the Trammell Crow Company Acquisition, which was sold during the six months ended June 30, 2007.

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

21.          Industry Segments

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S., which we acquired in the Trammell Crow Company Acquisition on December 20, 2006.

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

21.          Industry Segments (Continued)

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Americas	$934,018	$597,169	$1,725,903	$1,090,506
EMEA	330,813	192,164	556,166	356,888
Asia Pacific	121,760	87,195	215,762	150,013
Global Investment Management	83,838	27,016	169,428	57,409
Development Services	19,934	—	37,065	—
	$1,490,363	$903,544	$2,704,324	$1,654,816
Operating income (loss)
Americas	$92,216	$84,046	$113,835	$127,516
EMEA	64,489	32,461	98,125	46,487
Asia Pacific	24,598	12,349	34,534	13,057
Global Investment Management	28,538	(977)	67,205	374
Development Services	(11,225)	—	(21,955)	—
	198,616	127,879	291,744	187,434
Equity income (loss) from unconsolidated subsidiaries
Americas	5,379	3,279	9,642	6,594
EMEA	237	655	632	654
Asia Pacific	(15)	56	(18)	414
Global Investment Management	12,071	4,438	11,756	9,179
Development Services	8,243	—	8,152	—
	25,915	8,428	30,164	16,841
Minority interest expense (income)
Americas	214	166	484	243
EMEA	676	(5)	890	262
Asia Pacific	3,121	1,318	4,988	1,215
Global Investment Management	175	101	213	89
Development Services	(4,351)	—	(3,840)	—
	(165)	1,580	2,735	1,809
Other loss	—	—	37,534	—
Interest income	5,972	2,976	12,985	6,566
Interest expense	42,173	13,352	84,155	27,287
Loss on extinguishment of debt	—	22,255	—	22,255
Income before provision for income taxes	$188,495	$102,096	$210,469	$159,490

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

22.          Adoption of FIN 48

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of SFAS No. 109 (FIN 48).” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $29.1 million and a decrease to goodwill of approximately $5.4 million.

As of January 1, 2007, the total amount of gross unrecognized tax benefits was approximately $148.4 million. Of this amount, approximately $47.6 million (net of federal benefit received from state positions) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

During the three months ended June 30, 2007, we filed a request with the Internal Revenue Service to change our tax method of accounting on an uncertain tax position. As a result of this change, we determined that a FIN 48 liability was no longer needed on this position and reversed approximately $110.6 million. Of this amount, $17.0 million ($15.0 million net of federal benefit received from interest expense) represents related interest and penalties, the majority of which resulted in a decrease in our effective tax rate for the three and six months ended June 30, 2007. We do not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. As of January 1, 2007, we had approximately $31.8 million accrued for the payment of interest and penalties. During the three and six months ended June 30, 2007, we accrued an additional $0.6 million and $3.0 million, respectively, in interest associated with uncertain tax positions.

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

23.          New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and

CB RICHARD ELLIS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

23.          New Accounting Pronouncements (Continued)

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

24.          Subsequent Event

In July 2007, we repaid $75.0 million of our tranche A senior secured term loans (See Note 10 for more information on this debt).

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended June 30, 2007, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For example, beginning in 2003 and continuing through the second quarter of 2007, economic conditions in the United States improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in transaction revenue and we expect this trend to continue in the near term. However, in the event of a slowdown in the U.S. economy, our revenue growth could be negatively impacted.

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

Strategic in-fill acquisitions have also been an integral component of our growth plans. During the six months ended June 30, 2007, we completed seven acquisitions with an aggregate purchase price of approximately $36.6 million. In 2006, in addition to our acquisition of Trammell Crow Company, we completed 23 in-fill acquisitions for an aggregate purchase price of approximately $155.0 million. These included:  the acquisition of an additional stake in our Japanese affiliate, IKOMA CB Richard Ellis KK, or IKOMA, within our Asia Pacific business segment, increasing our equity interest in IKOMA to 51%; the acquisition of our Wisconsin affiliate, The Polacheck Company, within our Americas business segment, which enhanced our brand and market position in the U.S. Midwest; and the acquisition of Holley Blake, which augmented our position in the industrial and logistics sectors in the United Kingdom. These acquisitions exemplify our efforts to broaden our geographic coverage. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through June 30, 2007, we incurred

$200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $179.9 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through June 30, 2007, we have incurred $39.5 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own, $1.4 million of which was incurred during 2007. Additionally, during the six months ended June 30, 2007, we incurred $23.3 million of integration expenses associated with other acquisitions completed in 2005 and 2006, including $21.6 million related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses of approximately $40 million during 2007, which include residual Insignia-related integration costs, integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to our strategic in-fill acquisitions in 2005 and 2006.

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

Leverage

On December 5, 2006, in connection with our acquisition of Trammell Crow Company, we successfully tendered substantially all of our remaining 9¾% senior notes due in 2010, with the remainder repaid in May of 2007. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.1 billion under our new senior secured term loan facilities in December 2006 to finance our acquisition of Trammell Crow Company. As a result, we are highly leveraged and have significant debt service obligations.

Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. Additionally, we repaid $130.5 million of our senior secured term loans during the six months ended June 30, 2007 and an additional $75.0 million in July of 2007. Our management generally expects to continue to look for opportunities to reduce our debt in the future.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include goodwill and other intangible assets, revenue recognition, income taxes and our consolidation policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for income taxes, there have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended June 30, 2007. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of Statement of Financial Accounting Standard No. 109,” or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $29.1 million and a decrease to goodwill of approximately $5.4 million. For additional information regarding the adoption of FIN 48, see Note 22 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The consolidated statements of operations and cash flows for the three and six months ended June 30, 2007 include a full period of activity for Trammell Crow Company. However, the consolidated statements of operations and cash flows for the three and six months ended June 30, 2006 do not include any activity from Trammell Crow Company. As such, our consolidated financial statements after the Trammell Crow Company Acquisition are not directly comparable to our consolidated financial statements prior to the Trammell Crow Company Acquisition.

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

Other

Pursuant to Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we concluded that the accounting for certain reimbursements (primarily salaries and related charges) related to our facilities and property management operations should be presented on a grossed up versus a net expense basis. Accordingly, we reclassified such reimbursements from cost of services to revenue for the three and six months ended June 30, 2006 to be consistent with the presentation for the three and six months ended June 30, 2007. As a result, amounts reflected as “Revenue” and “Cost of Services” in the consolidated statements of operations for the three and six months ended June 30, 2006 have been increased from the amounts previously reported by $67.3 million and $138.5 million, respectively. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.

Results of Operations

The following table sets forth items derived from the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Revenue	$1,490,363	100.0%	$903,544	100.0%	$2,704,324	100.0%	$1,654,816	100.0%
Costs and expenses:
Cost of services	791,605	53.1	479,812	53.1	1,441,278	53.3	891,438	53.9
Operating, administrative and other	469,754	31.5	283,598	31.4	881,691	32.6	548,759	33.2
Depreciation and amortization	27,511	1.9	12,255	1.3	54,879	2.0	27,185	1.6
Merger-related charges	2,877	0.2	—	—	34,732	1.3	—	—
Operating income	198,616	13.3	127,879	14.2	291,744	10.8	187,434	11.3
Equity income from unconsolidated subsidiaries	25,915	1.7	8,428	1.0	30,164	1.1	16,841	1.0
Minority interest (income) expense	(165)	—	1,580	0.2	2,735	0.1	1,809	0.1
Other loss	—	—	—	—	37,534	1.4	—	—
Interest income	5,972	0.4	2,976	0.3	12,985	0.5	6,566	0.3
Interest expense	42,173	2.8	13,352	1.5	84,155	3.1	27,287	1.6
Loss on extinguishment of debt	—	—	22,255	2.5	—	—	22,255	1.3
Income before provision for income taxes	188,495	12.6	102,096	11.3	210,469	7.8	159,490	9.6
Provision for income taxes	47,360	3.1	37,842	4.2	57,357	2.1	58,326	3.5
Net income	$141,135	9.5%	$64,254	7.1%	$153,112	5.7%	$101,164	6.1%
EBITDA	$252,207	16.9%	$146,982	16.3%	$336,518	12.4%	$229,651	13.9%

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$141,135	$64,254	$153,112	$101,164
Add:
Depreciation and amortization	27,511	12,255	54,879	27,185
Interest expense	42,173	13,352	84,155	27,287
Loss on extinguishment of debt	—	22,255	—	22,255
Provision for income taxes	47,360	37,842	57,357	58,326
Less:
Interest income	5,972	2,976	12,985	6,566
EBITDA	$252,207	$146,982	$336,518	$229,651

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

We reported consolidated net income of $141.1 million for the three months ended June 30, 2007 on revenue of $1.5 billion as compared to consolidated net income of $64.3 million on revenue of $903.5 million for the three months ended June 30, 2006.

Our revenue on a consolidated basis increased by $586.8 million, or 65.0%, as compared to the three months ended June 30, 2006. Just over half of the improvement was due to organic growth, with the remainder attributable to acquisitions completed during 2006, particularly the acquisition of Trammell Crow Company in December. The organic revenue growth was fueled by continued higher worldwide transaction revenue as well as increased activity in our appraisal/valuation, mortgage brokerage and outsourcing operations. Additionally, carried interest revenue earned and higher fees generated in our Global Investment Management business contributed to the increase. Foreign currency translation had a $31.5 million positive impact on total revenue during the three months ended June 30, 2007.

Our cost of services on a consolidated basis increased by $311.8 million, or 65.0%, during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was an increase in reimbursable expenses as well as additional headcount, both of which mainly resulted from acquisitions. Foreign currency translation had a $15.6 million negative impact on cost of services during the three months ended June 30, 2007. Cost of services as a percentage of revenue was flat at 53.1% for both the three months ended June 30, 2007 and 2006.

Our operating, administrative and other expenses on a consolidated basis were $469.8 million, an increase of $186.2 million, or 65.6%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses and carried interest incentive compensation expense, which resulted from our improved operating performance. Also contributing to the increase were higher costs as a result of acquisitions, particularly our acquisition of Trammell Crow Company, as well as increased marketing costs in support of our growing revenue. Foreign currency translation had a $9.8 million negative impact on total operating expenses during the three months ended June 30, 2007. Operating expenses as a percentage of revenue were essentially flat at 31.4% for the three months ended June 30, 2006 versus 31.5% for the three months ended June 30, 2007.

Our depreciation and amortization expense on a consolidated basis increased by $15.3 million, or 124.5%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase was primarily driven by higher amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. As of June 30, 2007, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Trammell Crow Company Acquisition was $12.9 million, which will be fully amortized by the end of 2007. Also contributing to the increase over the prior year was higher depreciation expense mainly resulting from fixed assets acquired in recent acquisitions.

Our merger-related charges on a consolidated basis were $2.9 million for the three months ended June 30, 2007. These charges primarily consisted of severance costs, which were attributable to the Trammell Crow Company Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $17.5 million, or 207.5%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This was primarily due to higher dispositions within selected funds in our Global Investment Management segment in 2007. Additionally, equity income generated by our Development Services segment, which we acquired as part of the Trammell Crow Company Acquisition in December 2006, also contributed to the increase.

Our consolidated minority interest expense decreased by $1.7 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The decrease was primarily due to minority interest income associated with our Development Services segment, partially offset by higher minority interest expense associated with our Japanese affiliate, IKOMA, which we began fully consolidating in our results in 2006 as a result of our equity interest reaching 51%.

Our consolidated interest income was $6.0 million for the three months ended June 30, 2007, an increase of $3.0 million, or 100.7%, as compared to the three months ended June 30, 2006. This increase was primarily driven by interest income earned in our Development Services segment. Additionally, higher average cash balances in 2007 as a result of cash received on the sale of Trammell Crow Company’s interest in Savills plc as well as interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock (see Note 4 of the Notes to Consolidated Financial Statements) also contributed to the positive variance.

Our consolidated interest expense increased $28.8 million, or 215.9%, as compared to the three months ended June 30, 2006. The overall increase was primarily due to the additional debt resulting from the Trammell Crow Company Acquisition. In December 2006, we entered into an amended and restated credit agreement covering two new senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion (of which we drew down $2.1 billion) to finance our acquisition of Trammell Crow Company. Despite the significant increase in our leverage as a result of the Trammell Crow Company Acquisition, our management generally expects to look for opportunities to reduce our debt in the future. For example, we repaid $127.8 million of our senior secured term loans during the three months ended June 30, 2007 and an additional $75.0 million in July of 2007. We expect to achieve annual cash interest savings of approximately $14 million as a result of our de-leveraging efforts to date in 2007, approximately half of which we expect to be realized in the current year.

Our provision for income taxes on a consolidated basis was $47.4 million for the three months ended June 30, 2007 as compared to $37.8 million for the three months ended June 30, 2006. The increase in the provision for income taxes was mainly attributable to the increase in pre-tax income as compared to 2006. Our effective tax rate decreased from 37.1% for the three months ended June 30, 2006 to 25.1% for the three months ended June 30, 2007. The decrease in the effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings as well as the reversal of an uncertain tax position in the current year, which we determined was no longer required.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

We reported consolidated net income of $153.1 million for the six months ended June 30, 2007 on revenue of $2.7 billion as compared to consolidated net income of $101.2 million on revenue of $1.7 billion for the six months ended June 30, 2006.

Our revenue on a consolidated basis increased by $1.0 billion, or 63.4%, as compared to the six months ended June 30, 2006. Nearly half of the improvement was due to organic growth, with the remainder attributable to acquisitions completed during 2006, particularly the acquisition of Trammell Crow Company in December. The organic revenue growth was fueled by continued higher worldwide transaction revenue as well as increased activity in our appraisal/valuation, mortgage brokerage and outsourcing operations. Additionally, carried interest revenue earned and higher fees generated in our Global Investment Management business contributed to the increase. Foreign currency translation had a $56.8 million positive impact on total revenue during the six months ended June 30, 2007.

Our cost of services on a consolidated basis increased by $549.8 million, or 61.7%, during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was an increase in reimbursable expenses as well as additional headcount, both of which mainly resulted from acquisitions. Foreign currency translation had a $27.9 million negative impact on cost of services during the six months ended June 30, 2007. Cost of services as a percentage of revenue decreased slightly from 53.9% for the six months ended June 30, 2006 to 53.3% for the six months ended June 30, 2007, primarily attributable to our mix of revenue.

Our operating, administrative and other expenses on a consolidated basis were $881.7 million, an increase of $332.9 million, or 60.7%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses and carried interest incentive compensation expense, which resulted from our improved operating performance. Also contributing to the increase were higher costs as a result of acquisitions, particularly our acquisition of Trammell Crow Company, as well as increased marketing costs in support of our growing revenue. Foreign currency translation had an $18.1 million negative impact on total operating expenses during the six months ended June 30, 2007. Operating expenses as a percentage of revenue decreased from 33.2% for the six months ended June 30, 2006 to 32.6% for the six months ended June 30, 2007, reflecting the operating leverage inherent in our business model.

Our depreciation and amortization expense on a consolidated basis increased by $27.7 million, or 101.9%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase was primarily driven by higher amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. Also contributing to the increase over the prior year was higher depreciation expense mainly resulting from fixed assets acquired in recent acquisitions.

Our merger-related charges on a consolidated basis were $34.7 million for the six months ended June 30, 2007. These charges primarily consisted of severance costs, which were attributable to the Trammell Crow Company Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $13.3 million, or 79.1%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This was primarily due to equity income generated by our Development Services segment, which we acquired as part of the Trammell Crow Company acquisition in December 2006. Also contributing to the positive variance were higher dispositions within selected funds in our Global Investment Management segment in 2007.

Our consolidated minority interest expense increased by $0.9 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase was primarily due to minority interest associated with our Japanese affiliate, IKOMA, offset by minority interest income associated with our Development Services segment.

Our other loss on a consolidated basis was $37.5 million for the six months ended June 30, 2007, which primarily related to the sale of Trammell Crow Company’s approximately 19% ownership interest in Savills plc, a real estate provider in the United Kingdom. This sale resulted in a pre-tax loss of $34.9 million, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market.

Our consolidated interest income was $13.0 million for the six months ended June 30, 2007, an increase of $6.4 million, or 97.8%, as compared to the six months ended June 30, 2006. This increase was primarily driven by interest income earned in our Development Services segment. Additionally, higher average cash balances in 2007 as a result of cash received on the sale of Trammell Crow Company’s interest in Savills plc as well as interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock (see Note 4 of the Notes to Consolidated Financial Statements) also contributed to the positive variance.

Our consolidated interest expense increased $56.9 million, or 208.4%, as compared to the six months ended June 30, 2006. The overall increase was primarily due to the additional debt resulting from the Trammell Crow Company Acquisition.

Our loss on extinguishment of debt on a consolidated basis was $22.3 million for the six months ended June 30, 2006. This loss was primarily related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of our 11¼% senior subordinated notes during the six months ended June 30, 2006. In addition, during the six months ended June 30, 2006, we wrote off $8.2 million of unamortized deferred financing fees associated with our prior credit facility, which was replaced during 2006.

Our provision for income taxes on a consolidated basis was $57.4 million for the six months ended June 30, 2007 as compared to $58.3 million for the six months ended June 30, 2006. Our effective tax rate decreased from 36.6% for the six months ended June 30, 2006 to 27.2% for the six months ended June 30, 2007. The decrease in our provision for income taxes and our effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings as well as the reversal of an uncertain tax position in the current year, which we determined was no longer required.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Americas
Revenue	$934,018	100.0%	$597,169	100.0%	$1,725,903	100.0%	$1,090,506	100.0%
Costs and expenses:
Cost of services	568,895	60.9	337,571	56.5	1,049,787	60.8	618,299	56.7
Operating, administrative and other	250,887	26.9	167,517	28.1	489,335	28.4	328,810	30.1
Depreciation and amortization	19,143	2.0	8,035	1.3	38,214	2.2	15,881	1.5
Merger-related charges	2,877	0.3	—	—	34,732	2.0	—	—
Operating income	$92,216	9.9%	$84,046	14.1%	$113,835	6.6%	$127,516	11.7%
EBITDA	$116,524	12.5%	$95,194	15.9%	$123,673	7.2%	$149,748	13.7%
EMEA
Revenue	$330,813	100.0%	$192,164	100.0%	$556,166	100.0%	$356,888	100.0%
Costs and expenses:
Cost of services	167,605	50.7	97,383	50.7	287,202	51.6	190,272	53.3
Operating, administrative and other	95,590	28.9	59,661	31.0	164,761	29.7	111,812	31.4
Depreciation and amortization	3,129	0.9	2,659	1.4	6,078	1.1	8,317	2.3
Operating income	$64,489	19.5%	$32,461	16.9%	$98,125	17.6%	$46,487	13.0%
EBITDA	$67,179	20.3%	$35,780	18.6%	$103,945	18.7%	$55,196	15.5%
Asia Pacific
Revenue	$121,760	100.0%	$87,195	100.0%	$215,762	100.0%	$150,013	100.0%
Costs and expenses:
Cost of services	55,105	45.3	44,858	51.4	104,289	48.3	82,867	55.3
Operating, administrative and other	40,461	33.2	28,931	33.2	73,911	34.3	52,103	34.7
Depreciation and amortization	1,596	1.3	1,057	1.2	3,028	1.4	1,986	1.3
Operating income	$24,598	20.2%	$12,349	14.2%	$34,534	16.0%	$13,057	8.7%
EBITDA	$23,058	18.9%	$12,144	13.9%	$32,556	15.1%	$14,242	9.5%
Global Investment Management
Revenue	$83,838	100.0%	$27,016	100.0%	$169,428	100.0%	$57,409	100.0%
Costs and expenses:
Operating, administrative and other	54,648	65.2	27,489	101.8	100,951	59.5	56,034	97.6
Depreciation and amortization	652	0.8	504	1.8	1,272	0.8	1,001	1.7
Operating income (loss)	$28,538	34.0%	$(977)	(3.6)%	$67,205	39.7%	$374	0.7%
EBITDA	$41,086	49.0%	$3,864	14.3%	$80,020	47.2%	$10,465	18.2%
Development Services
Revenue	$19,934	100.0%	$—	—%	$37,065	100.0%	$—	—%
Costs and expenses:
Operating, administrative and other	28,168	141.3	—	—	52,733	142.2	—	—
Depreciation and amortization	2,991	15.0	—	—	6,287	17.0	—	—
Operating loss	$(11,225)	(56.3)%	$—	—%	$(21,955)	(59.2)%	$—	—%
EBITDA	$4,360	21.9%	$—	—%	$(3,676)	(9.9)%	$—	—%

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

Net interest expense and loss on extinguishment of debt have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Americas
Net income	$48,039	$37,241	$24,621	$62,182
Add:
Depreciation and amortization	19,143	8,035	38,214	15,881
Interest expense	35,177	11,029	76,261	23,466
Loss on extinguishment of debt	—	22,255	—	22,255
Provision (benefit) for income taxes	17,503	19,041	(7,395)	31,567
Less:
Interest income	3,338	2,407	8,028	5,603
EBITDA	$116,524	$95,194	$123,673	$149,748
EMEA
Net income	$53,176	$21,665	$77,502	$30,517
Add:
Depreciation and amortization	3,129	2,659	6,078	8,317
Interest expense	420	642	499	859
Provision for income taxes	11,256	11,162	26,409	16,209
Less:
Interest income	802	348	6,543	706
EBITDA	$67,179	$35,780	$103,945	$55,196
Asia Pacific
Net income	$14,143	$6,465	$17,475	$5,477
Add:
Depreciation and amortization	1,596	1,057	3,028	1,986
Interest expense	957	1,000	1,568	1,711
Provision for income taxes	6,445	3,674	10,660	5,159
Less:
Interest income	83	52	175	91
EBITDA	$23,058	$12,144	$32,556	$14,242
Global Investment Management
Net income (loss)	$27,029	$(1,117)	$43,526	$2,988
Add:
Depreciation and amortization	652	504	1,272	1,001
Interest expense	744	681	1,639	1,251
Provision for income taxes	12,964	3,965	34,160	5,391
Less:
Interest income	303	169	577	166
EBITDA	$41,086	$3,864	$80,020	$10,465
Development Services
Net loss	$(1,252)	$—	$(10,012)	$—
Add:
Depreciation and amortization	2,991	—	6,287	—
Interest expense	4,716	—	8,741	—
Benefit for income taxes	(808)	—	(6,477)	—
Less:
Interest income	1,287	—	2,215	—
EBITDA	$4,360	$—	$(3,676)	$—

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Americas

Revenue increased by $336.8 million, or 56.4%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Approximately one-fourth of the improvement was due to organic growth, while the remainder of the revenue increase was driven by acquisitions, particularly our acquisition of Trammell Crow Company. The organic growth reflects higher sales and lease transaction revenue as well as increased activity in our appraisal/valuation, mortgage brokerage and outsourcing operations as we increased services provided to existing clients, while also growing market share. Foreign currency translation had a $1.2 million positive impact on total revenue during the three months ended June 30, 2007.

Cost of services increased by $231.3 million, or 68.5%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily due to an increase in salaries and related costs associated with our property and facilities management contracts as well as higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $0.5 million negative impact on cost of services during the three months ended June 30, 2007. Cost of services as a percentage of revenue increased from 56.5% for the three months ended June 30, 2006 to 60.9% for the three months ended June 30, 2007, primarily due to an increase in salaries and related costs associated with our property and facilities management contracts (the reimbursement of which is now reflected in revenue) as our business shifted towards outsourcing services as a result of the Trammell Crow Company Acquisition.

Operating, administrative and other expenses increased $83.4 million, or 49.8%, mainly driven by higher costs as a result of our acquisition of Trammell Crow Company in December 2006, including increased payroll-related costs and bonuses, as well as higher occupancy and marketing costs. Foreign currency translation had a $0.4 million negative impact on total operating expenses during the three months ended June 30, 2007.

EMEA

Revenue increased by $138.6 million, or 72.2%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This revenue increase was mostly organic and was primarily driven by strong performance across all business lines, particularly in the United Kingdom, France, Germany and Spain. Foreign currency translation had a $25.0 million positive impact on total revenue during the three months ended June 30, 2007.

Cost of services increased $70.2 million, or 72.1%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount, partially due to acquisitions. Higher salaries and related costs associated with our property and facilities management contracts also contributed to the increase. Foreign currency translation had a $12.6 million negative impact on cost of services during the three months ended June 30, 2007. Cost of services as a percentage of revenue was flat at 50.7% for both the three months ended June 30, 2007 and 2006.

Operating, administrative and other expenses increased by $35.9 million, or 60.2%, mainly due to higher payroll-related costs, including bonuses, in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $7.1 million negative impact on total operating expenses during the three months ended June 30, 2007.

Asia Pacific

Revenue increased by $34.6 million, or 39.6%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase was predominantly organic and was driven by improved performance in the region, most notably in Australia, China, Singapore and Japan. Foreign currency translation had a $3.9 million positive impact on total revenue during the three months ended June 30, 2007.

Cost of services increased by $10.2 million, or 22.8%, mainly driven by the above mentioned revenue increases. These increases were partially offset by lower cost of services in Japan, partially attributable to the full integration of IKOMA and improved productivity in Japan. Cost of services as a percentage of revenue decreased from 51.4% for the three months ended June 30, 2006 to 45.3% for the three months ended June 30, 2007, primarily driven by the above mentioned lower cost of services in Japan. Foreign currency translation had a $2.5 million negative impact on cost of services for the three months ended June 30, 2007.

Operating, administrative and other expenses increased by $11.5 million, or 39.9%, primarily due to an increase in payroll-related costs, including bonuses, which largely resulted from improved results in the region. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $1.3 million negative impact on total operating expenses during the three months ended June 30, 2007.

Global Investment Management

Revenue increased by $56.8 million, or 210.3%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The improvement was mainly due to higher carried interest revenue earned of $24.1 million as well as increased investment management fees earned in the United States and the United Kingdom. Assets under management continued to grow during the three months ended June 30, 2007, increasing by 55.9% versus last year’s second quarter and by 8.5% from the first quarter of 2007 to $33.2 billion. Foreign currency translation had a $1.4 million positive impact on total revenue during the three months ended June 30, 2007.

Operating, administrative and other expenses increased by $27.2 million, or 98.8%, primarily due to an increase in carried interest incentive compensation expense of $5.9 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, as well as higher bonus expense resulting from improved results. During the three months ended June 30, 2007, we recorded a total of $12.8 million of incentive compensation expense related to carried interest revenue, a small part of which pertained to revenue recognized during the current year with the remainder (approximately $12.6 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $12.6 million of additional incentive compensation expense accrued during the three months ended June 30, 2007. Foreign currency translation had a $1.0 million negative impact on total operating expenses during the three months ended June 30, 2007.

Development Services

The Development Services segment consists of real estate development and investment activities primarily in the United States acquired in the Trammell Crow Company Acquisition on December 20, 2006. This segment generated revenue of $19.9 million and total operating expenses of $28.2 million for the three months ended June 30, 2007. The loss incurred in this segment was largely a result of purchase accounting for the Trammell Crow Company Acquisition, which requires the write-up of assets to fair value upon acquisition, thereby eliminating any gains in the near term. For the three months ended June 30, 2007, this segment’s results were reduced by approximately $4.1 million as a result of purchase accounting. Development activity remained strong in the second quarter of 2007 as evidenced by our inventory of in-process and pipeline projects at June 30, 2007, which totaled $9.6 billion, a high for this business.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Americas

Revenue increased by $635.4 million, or 58.3%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Nearly one-fourth of the improvement was due to organic growth, while the remainder of the revenue increase was driven by acquisitions, particularly our acquisition of Trammell Crow Company. The organic growth reflects higher sales and lease transaction revenue as well as increased activity in our appraisal/valuation, mortgage brokerage and outsourcing operations as we increased services provided to existing clients, while also growing market share. Foreign currency translation had a $0.7 million positive impact on total revenue during the six months ended June 30, 2007.

Cost of services increased by $431.5 million, or 69.8%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to an increase in salaries and related costs associated with our property and facilities management contracts as well as higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $0.2 million negative impact on cost of services during the six months ended June 30, 2007. Cost of services as a percentage of revenue increased from 56.7% for the six months ended June 30, 2006 to 60.8% for the six months ended June 30, 2007, primarily due to an increase in salaries and related costs associated with our property and facilities management contracts (the reimbursement of which is now reflected in revenue) as our business shifted towards outsourcing services as a result of the Trammell Crow Company Acquisition.

Operating, administrative and other expenses increased $160.5 million, or 48.8%, mainly driven by higher costs as a result of our acquisition of Trammell Crow Company in December 2006, including increased payroll-related costs and bonuses, as well as higher occupancy and marketing costs. Foreign currency translation had a $0.2 million negative impact on total operating expenses during the six months ended June 30, 2007.

EMEA

Revenue increased by $199.3 million, or 55.8%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This largely organic revenue increase was primarily driven by strong performance across all business lines, particularly in the United Kingdom, France, Spain and Germany. Foreign currency translation had a $47.1 million positive impact on total revenue during the six months ended June 30, 2007.

Cost of services increased $96.9 million, or 50.9%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount, partially due to acquisitions. Higher salaries and related costs associated with our property and facilities management contracts also contributed to the increase. Foreign currency translation had a $24.4 million negative impact on cost of services during the six months ended June 30, 2007. Cost of services as a percentage of revenue decreased from 53.3% for the six months ended June 30, 2006 to 51.6% for the six months ended June 30, 2007, primarily driven by salaries and related costs associated with our property and facilities management contracts moderately increasing in the current year, while overall revenue rose significantly in the current year.

Operating, administrative and other expenses increased by $52.9 million, or 47.4%, mainly due to higher payroll-related costs, including bonuses, in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $13.7 million negative impact on total operating expenses during the six months ended June 30, 2007.

Asia Pacific

Revenue increased by $65.7 million, or 43.8%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This largely organic revenue increase was primarily driven by improved performance in the region, most notably in Australia, Singapore, China and Japan. Foreign currency translation had a $5.7 million positive impact on total revenue during the six months ended June 30, 2007.

Cost of services increased by $21.4 million, or 25.9%, mainly driven by the above mentioned revenue increases. These increases were partially offset by lower cost of services in Japan, partially attributable to the full integration of IKOMA and improved productivity in Japan. Cost of services as a percentage of revenue decreased from 55.3% for the six months ended June 30, 2006 to 48.3% for the three months ended June 30, 2007, primarily driven by the above mentioned lower cost of services in Japan. Foreign currency translation had a $3.3 million negative impact on cost of services for the six months ended June 30, 2007.

Operating, administrative and other expenses increased by $21.8 million, or 41.9%, primarily due to an increase in payroll-related costs, including bonuses, which largely resulted from improved results in the region. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $1.9 million negative impact on total operating expenses during the six months ended June 30, 2007.

Global Investment Management

Revenue increased by $112.0 million, or 195.1%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The improvement was mainly due to higher carried interest revenue earned of $65.6 million as well as increased investment management fees earned in the United States and the United Kingdom. Total assets under management at June 30, 2007 rose 16.1% from year-end 2006 to $33.2 billion. Foreign currency translation had a $3.3 million positive impact on total revenue during the six months ended June 30, 2007.

Operating, administrative and other expenses increased by $44.9 million, or 80.2%, primarily due to an increase in carried interest incentive compensation expense of $13.3 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, as well as higher bonus expense resulting from improved results. During the six months ended June 30, 2007, we recorded a total of $29.5 million of incentive compensation expense related to carried interest revenue, a part of which pertained to revenue recognized during the current year with the remainder (approximately $17.0 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $17.0 million of additional incentive compensation expense accrued during the six months ended June 30, 2007. Foreign currency translation had a $2.3 million negative impact on total operating expenses during the six months ended June 30, 2007.

Development Services

The Development Services segment consists of real estate development and investment activities primarily in the United States acquired in the Trammell Crow Company Acquisition on December 20, 2006. This segment generated revenue of $37.1 million and total operating expenses of $52.7 million for the six months ended June 30, 2007. The loss incurred in this segment was largely a result of purchase accounting for the Trammell Crow Company Acquisition, which requires the write-up of assets to fair value upon acquisition, thereby eliminating any gains in the near term. For the six months ended June 30, 2007, this segment’s results were reduced by approximately $12.6 million as a result of purchase accounting. Our inventory of in-process and pipeline projects at June 30, 2007 rose 14.3% from year-end 2006 to $9.6 billion.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2007 is approximately $88.1 million of anticipated net capital expenditures, including $27.3 million associated with recent acquisitions. During the six months ended June 30, 2007, we funded approximately $22.0 million of these net capital expenditures. The capital expenditures for 2007 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

We expect that any future obligations under our deferred compensation plans and pension plans that are not currently funded will be funded out of our future cash flow from operations.

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

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $205.9 million for the six months ended June 30, 2007, as compared to net cash used in operating activities of $77.5 million the six months ended June 30, 2006. The Trammell Crow Company Acquisition in December 2006 has impacted substantially all components of cash used in our operating activities making comparison against the same period in the prior year not meaningful. The sharp increase in cash provided by operating activities during the six months ended June 30, 2007 was primarily due to approximately $311.0 million in proceeds received upon sale of the approximately 19% ownership in Savills plc, a real estate services company based in the United Kingdom, held by Trammell Crow Company.

Investing Activities

Net cash used in investing activities totaled $108.5 million for the six months ended June 30, 2007, an increase of $30.2 million as compared to the six months ended June 30, 2006. The increase was primarily driven by the usage of cash to purchase an additional $73.5 million of real estate held for investment during the six months ended June 30, 2007. This increase was partially offset by higher proceeds received upon sale of servicing rights and other assets in the current year as well as a cash settlement in the current year relative to a lease arrangement in the United Kingdom.

Financing Activities

Net cash provided by financing activities totaled $94.3 million for the six months ended June 30, 2007, as compared to net cash used in financing activities of $170.8 million for the six months ended June 30, 2006. The increase in cash provided by financing activities was primarily driven by activities within our Development Services segment, including an increase in minority interest contributions, higher short-term borrowings related to a revolving line of credit as well as net proceeds received from notes payable on real estate held for investment in the current year. Additionally, the repayment of $164.7 million of our 11¼% senior subordinated notes in the prior year, partially offset by higher net repayments under our Credit Agreement in the current year, also contributed to the variance.

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

Our Credit Agreement includes the following:  (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2009 (previously set to commence on March 31, 2008, but adjusted as a result of our prepayment of all of the 2008 required payments in the current year) through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million beginning March 31, 2007 through September 30, 2013, with the balance payable on December 20, 2013, and (4) the ability to borrow an additional $300.0 million, subject to the satisfaction of customary conditions. The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million available to one of our Australian and New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement.

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2007, we had $41.7 million of revolving credit facility principal outstanding with a related weighted average interest rate of 7.7%, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2006, we had no revolving credit facility principal outstanding. As of June 30, 2007, letters of credit totaling $11.6 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. During the six months ended June 30, 2007, we repaid $125.0 million and $5.5 million of our tranche A and tranche B loan facilities, respectively. In July of 2007, we repaid an additional $75.0 million of our tranche A loan facilities. As of June 30, 2007 and December 31, 2006, we had $848.0 million and $1.1 billion of tranche A and tranche B term loan facilities’ principal outstanding, respectively, each with a related interest rate of 6.8%, which are included in the accompanying consolidated balance sheets.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the period from March 20,

2007 through June 30, 2007. As of June 30, 2007, the fair value of these interest rate swap agreements was $4.5 million and is included in other assets with the corresponding offset to accumulated other comprehensive income included in the accompanying consolidated balance sheets.

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

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9¾% senior notes, which were due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9¾% senior notes in connection with the Insignia Acquisition. The 9¾% senior notes were unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9¾% senior notes were jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrued at a rate of 9¾% per year and was payable semi-annually in arrears on May 15 and November 15. Before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9¾% senior notes at 109¾% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9¾% senior notes. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006, we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of our outstanding 9¾% senior notes, which resulted in the repurchase of all but $3.3 million of these notes. The remaining $3.3 million of 9¾% senior notes were redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date, which we elected to redeem during the three months ended June 30, 2007.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our 9¾% senior notes.  Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such current or future borrowings.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note will bear interest at 0.25% and the note will terminate on December 3, 2007, which can be extended by a written amendment. As of June 30, 2007, there were no amounts outstanding under this revolving credit note.

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

During the six months ended June 30, 2007, we had a maximum of $188.1 million warehouse lines of credit principal outstanding. As of June 30, 2007 and December 31, 2006, we had $164.3 million and $104.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $164.3 million and $104.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2007 and December 31, 2006, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan, for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. On November 14, 2006, CBRE Melody executed an amendment extending the maturity on this note to November 30, 2007. Effective May 1, 2007, CBRE Melody executed an amendment, which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. As of June 30, 2007 and December 31, 2006, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under the credit agreement will be used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. This agreement bears interest at the daily British Bankers Association LIBOR rate plus 0.65% and expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than twelve months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of June 30, 2007, there was $47.8 million outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect with amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million as of June 30, 2007 and December 31, 2006.

In January 2006, we acquired an additional stake in our Japanese affiliate, IKOMA, which increased our total equity interest in IKOMA to 51%. As a result, we now consolidate IKOMA’s financial statements, which included debt. IKOMA utilized short-term borrowings to assist in funding its working capital requirements. As of June 30, 2007, there was no amount of outstanding debt for IKOMA. As of December 31, 2006, IKOMA had $6.7 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2007 and December 31, 2006, $2.1 million and $2.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of June 30, 2007 and December 31, 2006, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

We have four deferred compensation plans, or DCPs. The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The third, which we refer to as the Restoration Plan and was assumed by us in connection with our acquisition of Insignia, has been frozen and is no longer accepting deferrals. The fourth, which we refer to as the Trammell Crow Company DCP, was adopted by the Trammell Crow Company effective January 1, 2006, and assumed by us in connection with the Trammell Crow Company Acquisition. Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment sooner than we expect. The deferred compensation liability in the accompanying consolidated balance sheets was $263.6 million and $234.2 million at June 30, 2007 and December 31, 2006, respectively.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The pension liability in the accompanying consolidated balance sheets was $59.5 million and $58.0 million at June 30, 2007 and December 31, 2006, respectively. We contributed $4.6 million to fund our pension plans during the six months ended June 30, 2007. We are currently in the process of amending these plans. As a result, the expected contribution amount for the year ended December 31, 2007 is not currently determinable.

Other Obligations and Commitments

We had outstanding letters of credit totaling $10.4 million as of June 30, 2007, excluding letters of credit related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment. The letters of credit expire at varying dates through November 2008.

We had guarantees totaling $6.8 million as of June 30, 2007, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

Additionally, in connection with the Trammell Crow Company Acquisition, we have assumed numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

As a result of development activities acquired in the Trammell Crow Company Acquisition, from time to time, we act as a general contractor with respect to construction projects. We do not consider these activities to be a material part of our business. In connection with these activities, we seek to subcontract construction work for certain projects to reputable subcontractors. Should construction defects arise relating to the underlying projects, we could potentially be liable to the client for the costs to repair such defects; we would generally look to the subcontractor that performed the work to remedy the defect and also look to insurance policies that cover this work. While there can be no assurance, we do not expect to incur material losses with respect to construction defects.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2007, we had committed $48.9 million to fund future co-investments, of which $20.6 million is expected to be funded during 2007. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

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

•       costs relating to the acquisition of Trammell Crow Company and other businesses we may acquire could be higher than anticipated;

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

•       our leverage and ability to incur additional indebtedness;

•       our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•       our ability to reduce debt and achieve cash interest savings;

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

•       liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•       the ability of CBRE Melody to periodically amend, or replace, on satisfactory terms the agreements for its indebtedness;

•       the effect of implementation of new tax and accounting rules and standards; and

•       the other factors described in our current Annual Report on Form 10-K, included under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

During the six months ended June 30, 2007, approximately 33.9% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings.

As of December 31, 2006, we had two option agreements outstanding to purchase an aggregate notional amount of 160.0 million British pounds sterling, which were terminated in January 2007 in connection with the sale of Trammell Crow Company’s investment in Savills plc. On January 22, 2007, we entered into an option agreement to sell a notional amount of 50.0 million British pounds sterling, which expires on December 27, 2007. On April 2, 2007, we entered into three options agreements, including one to sell a notional amount of 17.0 million euros, which expired on June 27, 2007. The other two options agreements were to sell a notional amount of 19.0 million euros and 38.0 million euros and expire on September 26, 2007 and December 27, 2007, respectively. There was no significant net impact on our earnings resulting from gains and/or losses on foreign currency exchange option contracts for the three and six months ended June 30, 2007. We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivatives contracts has not been significant.

Estimated fair values for the term loans under our senior secured term loan facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates that approximate terms that we believe could be obtained at June 30, 2007.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the period from March 20, 2007 through June 30, 2007. As of June 30, 2007, the fair value of these interest rate swap agreements was $4.5 million and is included in other assets with the corresponding offset to accumulated other comprehensive income included in the accompanying consolidated balance sheets.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 67 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding unhedged variable rate debt at June 30, 2007, the net impact would be a decrease of $2.7 million on pre-tax income and cash provided by operating activities for the six months ended June 30, 2007.

We also have $444.9 million of notes payable on real estate as of June 30, 2007. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $4.4 million. From time to time, we enter into interest rate cap agreements in order to limit our interest expense related to our notes payable on real estate. These interest rate cap agreements are not designated as effective hedges under SFAS No. 133 and are therefore marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate cap agreements for the three and six months ended June 30, 2007.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The following matters were submitted to a vote of our security holders at the Annual Meeting of Stockholders of CB Richard Ellis Group, Inc., which was held at 8:30 a.m. Pacific Daylight Time, on June 1, 2007 at the Ritz Carlton Hotel, Marina del Rey, located at 4375 Admiralty Way, Marina del Rey, California.

The three proposals presented at the meeting were:

1.                 To elect 12 directors to our Board of Directors.

2.                 To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the 2007 fiscal year.

3.                 To approve our Executive Incentive Plan.

(b)         Not required.

(c)          The voting results were as follows:

1.                 Each of the following 12 directors was elected to our Board of Directors to serve until the next annual meeting of stockholders in 2008 or until their respective successors are elected and qualified, and received the number of votes set forth below. There were no abstentions or broker non-votes.

Name	For	Withheld
Richard C. Blum	204,064,813	6,686,164
Patrice Marie Daniels	204,371,974	6,379,003
Senator Thomas A. Daschle	204,291,000	6,459,977
Curtis F. Feeny	204,374,341	6,376,636
Bradford M. Freeman	204,367,356	6,383,621
Michael Kantor	197,045,955	13,705,022
Frederic V. Malek	202,856,298	7,894,679
Jane J. Su	204,090,762	6,660,215
Robert E. Sulentic	202,768,894	7,982,083
Brett White	203,837,661	6,913,316
Gary L. Wilson	204,362,766	6,388,211
Ray Wirta	203,716,301	7,034,676

2.                 The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the 2007 fiscal year was approved by a vote of

208,159,142 shares in favor, 1,677,537 shares against, and 914,298 shares abstaining. There were no broker non-votes.

3.                 Our Executive Incentive Plan was approved by a vote of 197,056,190 shares in favor, 12,691,130 shares against, and 1,003,657 shares abstaining. There were no broker non-votes.

ITEM 5.                OTHER INFORMATION

On June 1, 2007, the Board of Directors approved Amendment No. 2 to our Amended and Restated 2004 Stock Incentive Plan. This amendment modified the 2004 stock incentive plan to reflect changes to the annual automatic director equity grants, which were previously described in our 2007 Annual Proxy Statement, filed with the SEC on April 24, 2007. The amendment is included in this Quarterly Report as Exhibit 10.2.

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

10.1		Executive Incentive Plan, effective as of January 1, 2007*, **
10.2		Amendment No. 2, dated June 1, 2007, to the Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc.*,**
11		Statement concerning Computation of Per Share Earnings (filed as Note 13 of the Consolidated Financial Statements)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
32		Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*                    Filed herewith

**             Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.
Date: August 9, 2007	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)
Date: August 9, 2007	/s/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)