Form 10-Q
period 2007-09-30
CB RICHARD ELLIS GROUP INC
filed 2007-11-09
CIK 1138118

Use these links to rapidly review the document
FORM 10-Q September 30, 2007 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001 - 32205

CB RICHARD ELLIS GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3391143 (I.R.S. Employer Identification Number)
11150 Santa Monica Boulevard, Suite 1600 Los Angeles, California (Address of principal executive offices)	90025 (Zip Code)
(310) 405-8900 (Registrant's telephone number, including area code)	(Former name, former address and former fiscal year if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No. ☒

        The number of shares of Class A common stock outstanding at October 31, 2007 was 230,133,695.

FORM 10-Q

September 30, 2007

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$435,207	$244,476
Restricted cash	74,771	212,938
Receivables, less allowance for doubtful accounts of $33,151 and $22,190 at September 30, 2007 and December 31, 2006, respectively	959,017	880,809
Warehouse receivables	450,863	103,992
Prepaid expenses	87,567	74,303
Deferred tax assets, net	199,316	143,024
Real estate under development	64,273	16,851
Real estate and other assets held for sale	231,872	185,832
Trading securities	2,829	355,503
Other current assets	70,554	71,217

Total Current Assets	2,576,269	2,288,945
Property and equipment, net	194,308	180,546
Goodwill	2,220,752	2,188,352
Other intangible assets, net of accumulated amortization of $92,248 and $55,065 at September 30, 2007 and December 31, 2006, respectively	408,282	441,073
Deferred compensation assets	255,029	203,271
Investments in and advances to unconsolidated subsidiaries	244,144	227,799
Real estate under development	194,751	113,040
Real estate held for investment	246,193	149,976
Other assets, net	143,913	151,629

Total Assets	$6,483,641	$5,944,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$427,615	$478,452
Deferred purchase consideration	35,613	159,676
Compensation and employee benefits payable	343,863	330,826
Accrued bonus and profit sharing	504,069	524,184
Income taxes payable	25,146	48,576
Short-term borrowings:
Warehouse lines of credit	450,863	103,992
Revolving credit facility	43,268	—
Other	62,594	22,216

Total short-term borrowings	556,725	126,208
Current maturities of long-term debt	11,443	11,836
Notes payable on real estate	146,301	64,279
Liabilities related to real estate and other assets held for sale	147,790	160,719
Other current liabilities	7,208	35,961

Total Current Liabilities	2,205,773	1,940,717
Long-Term Debt:
Senior secured term loans	1,778,750	2,062,000
9 3/4% senior notes	—	3,310
Other long-term debt	1,404	1,363

Total Long-Term Debt	1,780,154	2,066,673
Deferred compensation liability	268,186	225,179
Deferred tax liabilities, net	4,906	80,603
Pension liability	22,076	57,971
Non-current tax liabilities	82,013	—
Notes payable on real estate	229,744	132,277
Other liabilities	168,997	181,434

Total Liabilities	4,761,849	4,684,854
Commitments and contingencies	—	—
Minority interest	198,686	78,136
Stockholders' Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 230,088,769 and 227,474,835 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,301	2,275
Additional paid-in capital	664,881	610,406
Notes receivable from sale of stock	(60)	(60)
Accumulated earnings	841,084	602,086
Accumulated other comprehensive income (loss)	14,900	(33,066)

Total Stockholders' Equity	1,523,106	1,181,641

Total Liabilities and Stockholders' Equity	$6,483,641	$5,944,631

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$1,492,809	$967,941	$4,197,133	$2,622,757
Costs and expenses:
Cost of services	791,852	521,059	2,233,130	1,412,497
Operating, administrative and other	468,375	293,122	1,350,066	841,881
Depreciation and amortization	28,311	14,892	83,190	42,077
Merger-related charges	5,092	—	39,824	—

Total costs and expenses	1,293,630	829,073	3,706,210	2,296,455
Gain on disposition of real estate	16,075	—	16,075	—

Operating income	215,254	138,868	506,998	326,302
Equity income from unconsolidated subsidiaries	6,020	9,135	36,184	25,976
Minority interest expense (income)	9,692	(577)	12,427	1,232
Other loss	—	—	37,534	—
Interest income	7,937	1,002	20,922	7,568
Interest expense	40,417	7,468	124,572	34,755
Loss on extinguishment of debt	—	—	—	22,255

Income before provision for income taxes	179,102	142,114	389,571	301,604
Provision for income taxes	64,155	49,805	121,512	108,131

Net income	$114,947	$92,309	$268,059	$193,473

Basic income per share	$0.50	$0.41	$1.16	$0.86

Weighted average shares outstanding for basic income per share	230,997,817	226,749,704	230,406,342	226,095,680

Diluted income per share	$0.48	$0.39	$1.13	$0.83

Weighted average shares outstanding for diluted income per share	237,450,864	233,943,772	237,291,116	233,519,809

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$268,059	$193,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,190	42,077
Amortization and write-off of deferred financing costs	5,883	14,351
Amortization and write-off of long-term debt discount	—	1,648
Deferred compensation deferrals	32,344	24,958
Gain on sale of servicing rights and other assets	(6,152)	(8,425)
Loss on trading securities	33,654	—
Loss on interest rate swaps	3,880	—
Equity income from unconsolidated subsidiaries	(36,184)	(25,976)
Distribution of earnings from unconsolidated subsidiaries	39,681	18,421
In-kind distributions from unconsolidated subsidiaries	(2,710)	—
Minority interest expense	12,427	1,232
Provision for doubtful accounts	15,132	1,810
Deferred income taxes	(1,729)	(16,604)
Compensation expense and merger-related expense related to stock options and stock awards	28,583	7,656
Incremental tax benefit from stock options exercised	(15,876)	(17,350)
Tenant concessions received	11,072	6,734
Proceeds from sale of trading securities	320,047	—
Increase in receivables	(18,061)	(9,816)
Increase in deferred compensation assets	(51,758)	(39,951)
Increase in prepaid expenses and other assets	(9,294)	(37,713)
Increase in real estate held for sale and under development	(175,706)	—
Increase in notes payable on real estate held for sale and under development	120,553	—
Decrease in accounts payable and accrued expenses	(93,302)	(29,735)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(52,120)	(39,629)
Decrease in income taxes payable	(105,411)	(21,225)
Increase in other liabilities	3,161	20,707
Other operating activities, net	615	(232)

Net cash provided by operating activities	409,978	86,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,271)	(37,994)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(80,640)	(89,793)
Cash paid for acquisition of Trammell Crow Company	(124,923)	—
Contributions to investments in unconsolidated subsidiaries, net	(32,474)	(13,047)
Proceeds from the sale of servicing rights and other assets	29,738	7,992
Additions to real estate held for investment	(107,739)	—
Decrease (increase) in restricted cash	138,431	(3,522)
Other investing activities, net	14,722	489

Net cash used in investing activities	(213,156)	(135,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(283,250)	(265,250)
Proceeds from revolving credit facility	73,186	511,981
Repayment of revolving credit facility	(34,638)	(372,374)
Repayment of 11 1/4% senior subordinated notes	—	(164,669)
Repayment of 9 3/4% senior notes	(3,310)	—
Proceeds from notes payable on real estate held for investment	82,529	—
Repayment of notes payable on real estate held for investment	(15,732)	—
Proceeds from (repayment of) short-term borrowings and other loans, net	40,238	(5,148)
Proceeds from exercise of stock options	9,114	7,576
Incremental tax benefit from stock options exercised	15,876	17,350
Minority interest contributions, net	105,614	10,292
Payment of deferred financing fees	(4,033)	(5,159)
Other financing activities, net	(837)	(652)

Net cash used in financing activities	(15,243)	(266,053)
Effect of currency exchange rate changes on cash and cash equivalents	9,152	4,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	190,731	(311,016)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	244,476	449,289

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$435,207	$138,273

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$113,568	$38,742

Income taxes, net of refunds	$227,104	$147,208

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Nature of Operations

        CB Richard Ellis Group, Inc. (formerly known as CBRE Holding, Inc.), a Delaware corporation (which may be referred to in these financial statements as "we," "us," and "our"), was incorporated on February 20, 2001 and was created to acquire all of the outstanding shares of CB Richard Ellis Services, Inc. (CBRE), an international commercial real estate services firm. Prior to July 20, 2001, we were a wholly-owned subsidiary of Blum Strategic Partners, L.P. (Blum Strategic), formerly known as RCBA Strategic Partners, L.P., which is an affiliate of Richard C. Blum, a director of CBRE and our company.

        On July 20, 2001, we acquired all of the outstanding stock of CBRE pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among CBRE, Blum CB Corp. (Blum CB) and us. Blum CB was merged with and into CBRE with CBRE being the surviving corporation (the 2001 Merger). In July 2003, our global position in the commercial real estate services industry was further solidified as CBRE acquired Insignia Financial Group, Inc. (Insignia). On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 28, 2003 (the Insignia Acquisition Agreement), by and among us, CBRE, Apple Acquisition Corp. (Apple Acquisition), a Delaware corporation and wholly-owned subsidiary of CBRE, and Insignia, Apple Acquisition was merged with and into Insignia (the Insignia Acquisition). Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly-owned subsidiary of CBRE.

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

        In December 2006, we expanded our global leadership as we completed the acquisition of Trammell Crow Company, our largest acquisition to date. On December 20, 2006, pursuant to an Agreement and Plan of Merger dated October 30, 2006 (the Trammell Crow Company Acquisition Agreement), by and among us, A-2 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (Merger Sub), and Trammell Crow Company, the Merger Sub was merged with and into the Trammell Crow Company (the Trammell Crow Company Acquisition). Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition and upon the closing of the Trammell Crow Company Acquisition became our indirect wholly-owned subsidiary. We have no substantive operations other than our investment in CBRE and Trammell Crow Company.

        We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the "CB Richard Ellis"

brand name and provide development services under the "Trammell Crow" brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, commercial property and corporate facilities management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees.

2.    Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated, and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2006.

        Pursuant to Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out of Pocket' Expenses Incurred," and EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," we concluded that the accounting for certain reimbursements (primarily salaries and related charges) related to our facilities and property management operations should be presented on a grossed up versus a net expense basis. Accordingly, we reclassified such reimbursements from cost of services to revenue for the three and nine months ended September 30, 2006 to be consistent with the presentation for the three and nine months ended September 30, 2007. As a result, amounts reflected as "Revenue" and "Cost of services" in the consolidated statements of operations for the three and nine months ended September 30, 2006 have been increased from the amounts previously reported by $64.1 million and $202.6 million, respectively. This reclassification had no impact on operating income, net income, earnings per share or stockholders' equity.

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," or SFAS No. 150. Certain provisions of SFAS No. 150 would have required us to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. In November 2003, the

FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of SFAS No. 150 with respect to these non-controlling interests. As of September 30, 2007, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $122.7 million, as compared to the carrying value of $117.5 million, which is included in minority interest in the accompanying consolidated balance sheets. As of December 31, 2006, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was not significant since the majority of the assets of our consolidated limited life subsidiaries were acquired in 2007.

        In the third quarter of 2007, an entity in which we have an interest contributed land to a limited liability company (LLC) in which we are the managing member. The LLC was formed to develop a retail shopping center. Based upon our evaluation of the LLC, we concluded the LLC is a variable interest entity in accordance with FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51" and we consolidated the LLC as its primary beneficiary. Included in our accompanying consolidated balance sheets as of September 30, 2007 is the LLC's notes payable balance of $37.6 million, which is non-recourse to us and secured by the underlying real estate of $38.3 million, which is included in non-current real estate under development.

3.    Trammell Crow Company Acquisition

        On December 20, 2006, pursuant to the Trammell Crow Company Acquisition Agreement, by and among us, Merger Sub (our wholly-owned subsidiary) and Trammell Crow Company, the Merger Sub was merged with and into Trammell Crow Company. Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition and upon the closing of the Trammell Crow Company Acquisition became our indirect wholly-owned subsidiary. We acquired Trammell Crow Company to expand our global leadership and to strengthen our ability to provide integrated account management and comprehensive real estate services for our clients.

        Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, (1) each issued and outstanding share of Trammell Crow Company Common Stock (other than treasury shares), par value $0.01 per share, was converted into the right to receive $49.51 in cash, without interest (the Trammell Crow Company Common Stock Merger Consideration), (2) all outstanding options to acquire Trammell Crow Company Common Stock were cancelled and represented the right to receive a cash payment, without interest, equal to the excess, if any, of the Trammell Crow Company Common Stock Merger Consideration over the per share exercise price of the option, multiplied by the number of shares of Trammell Crow Company Common Stock subject to the option, less any applicable withholding taxes and (3) all outstanding stock units with underlying shares of Trammell Crow Company Common Stock held in the Trammell Crow Company Employee Stock Purchase Plan were converted into the right to receive $49.51 in cash, without interest. Following the Trammell Crow Company Acquisition, the Trammell Crow Company Common Stock was delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

        The funding to complete the Trammell Crow Company Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Trammell Crow Company (other than notes payable on real estate), was obtained through senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion (see Note 10).

        The aggregate preliminary purchase price for the Trammell Crow Company Acquisition was approximately $1.9 billion, which includes: (1) $1.8 billion in cash paid for shares of Trammell Crow Company's outstanding common stock, at $49.51 per share, including outstanding stock units held in the Trammell Crow Company Employee Stock Purchase Plan, (2) cash payments of $120.0 million to holders of Trammell Crow Company's vested options and (3) $18.7 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees. The preliminary purchase accounting adjustments related to the Trammell Crow Company Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, December 20, 2006. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill is not deductible for tax purposes. The final valuation of the net assets acquired is expected to be completed as soon as practicable, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain assets acquired, primarily other intangible assets, investments in and advances to unconsolidated subsidiaries and deferred tax assets, is still preliminary. Additionally, the various real estate assets acquired are being reflected at Trammell Crow Company's historical basis until the appraisal process has been completed. Lastly, adjustments to the estimated liabilities assumed in connection with the Trammell Crow Company Acquisition, as well as deferred tax liabilities and minority interest, may still be required. As of September 30, 2007, approximately $35.6 million of the total purchase price (excluding direct costs) has not been paid out and is included in restricted cash in the accompanying consolidated balance sheets along with a corresponding current liability of $35.6 million, which is included in deferred purchase consideration in the accompanying consolidated balance sheets. These amounts relate to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.

        The Trammell Crow Company Acquisition gave rise to the acceleration of vesting of some restricted shares of Trammell Crow Company common stock as a result of the change in control of Trammell Crow Company as well as costs associated with exiting contracts and other contractual obligations. Additionally, the Trammell Crow Company Acquisition has given rise to the consolidation and elimination of some Trammell Crow Company duplicate facilities and redundant employees as well as lawsuits involving Trammell Crow Company. As a result, we have accrued certain liabilities in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business

Combination." These liabilities assumed in connection with the Trammell Crow Company Acquisition consist of the following (dollars in thousands):

	2006 Charge to Goodwill	2006 Utilization	2007 Adjustments	2007 Utilization	To be Utilized at September 30, 2007
Change of control payments	$36,461	$(35,727)	$—	$(734)	$—
Costs associated with exiting contracts and other contractual obligations	29,635	(500)	(2,379)	(16,616)	10,140
Severance	18,422	—	2,374	(11,431)	9,365
Lease termination costs	11,085	—	(151)	(2,801)	8,133
Legal settlements anticipated	6,212	—	(599)	(1,583)	4,030

	$101,815	$(36,227)	$(755)	$(33,165)	$31,668

        Unaudited pro forma results, assuming the Trammell Crow Company Acquisition had occurred as of January 1, 2006, for the three and nine months ended September 30, 2006 are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Trammell Crow Company Acquisition as well as higher interest expense as a result of debt incurred to finance the Trammell Crow Company Acquisition. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the Trammell Crow Company Acquisition occurred on January 1, 2006 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenue	$1,214,256	$3,323,908
Operating income	145,046	309,133
Net income	77,179	124,976
Basic income per share	$0.34	$0.55
Weighted average shares outstanding for basic income per share	226,749,704	226,095,680
Diluted income per share	$0.33	$0.53
Weighted average shares outstanding for diluted income per share	233,943,772	233,519,809

4.    Restricted Cash

        Included in the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006, is restricted cash of $74.8 million and $212.9 million, respectively, which includes restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition. The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered. The restricted cash balances also include escrow accounts acquired as a result of the Trammell Crow Company Acquisition as well as other strategic in-fill acquisitions completed during 2006 and 2007 and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.).

5.    Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2007 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance at January 1, 2007	$1,717,334	$327,858	$32,081	$38,162	$72,917	$2,188,352
Purchase accounting adjustments related to acquisitions	(17,641)	4,333	45,700	—	(8,745)	23,647
Adoption of FIN 48 (see Note 22)	(5,359)	—	—	—	—	(5,359)
Foreign exchange movement	1,538	7,707	4,660	207	—	14,112

Balance at September 30, 2007	$1,695,872	$339,898	$82,441	$38,369	$64,172	$2,220,752

        Other intangible assets totaled $408.3 million and $441.1 million, net of accumulated amortization of $92.2 million and $55.1 million, as of September 30, 2007 and December 31, 2006, respectively, and are comprised of the following (dollars in thousands):

	As of September 30, 2007		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	103,826		103,826

	$167,526		$167,526

Amortizable intangible assets
Customer relationships	$220,000	$(8,953)	$220,000	$(60)
Backlog and incentive fees	47,216	(40,754)	44,630	(18,780)
Management contracts	29,691	(24,694)	28,585	(21,333)
Loan servicing rights	22,296	(10,567)	22,143	(9,365)
Other	13,801	(7,280)	13,254	(5,527)

	$333,004	$(92,248)	$328,612	$(55,065)

Total intangible assets	$500,530	$(92,248)	$496,138	$(55,065)

        In accordance with SFAS No. 141, "Business Combinations," trademarks of $63.7 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represents the Richard Ellis trade name in the U.K. that was owned by Insignia. In connection with the Trammell Crow Company Acquisition, an

$84.0 million trade name was separately identified, which represents the Trammell Crow trade name to be used in providing development services by us on an indefinite basis. Both the trademarks and the trade names have indefinite useful lives and accordingly are not being amortized.

        Customer relationships represent intangible assets identified in the Trammell Crow Company Acquisition relating to existing relationships primarily in Trammell Crow Company's brokerage, property management, project management and facilities management lines of business. These intangible assets are being amortized over useful lives of up to 20 years.

        Backlog and incentive fees represent the fair value of net revenue backlog and incentive fees acquired as part of the Trammell Crow Company Acquisition as well as other in-fill acquisitions. These intangible assets are being amortized over useful lives of up to one year.

        Management contracts are primarily comprised of property management contracts in the United States (U.S.), Canada, the U.K. and France, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over useful lives of up to ten years.

        Loan servicing rights represent the fair value of servicing assets in our mortgage brokerage line of business in the U.S., the majority of which were acquired as part of the 2001 Merger. The loan servicing rights are being amortized over useful lives of up to ten years.

        Other amortizable intangible assets mainly represent other intangible assets acquired as a result of the Trammell Crow Company Acquisition and Insignia Acquisition. These include certain acquired Trammell Crow Company contract intangibles. Additionally, these include other intangible assets recognized for non-contractual revenue acquired in the U.S. as well as franchise agreements and a trade name in France acquired in the Insignia Acquisition. All other intangible assets are being amortized over useful lives of up to 20 years.

        Amortization expense related to intangible assets was $11.6 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively, and $35.4 million and $10.1 million for the nine months ended September 30, 2007 and 2006, respectively. The estimated annual amortization expense for each of the years ending December 31, 2007 through December 31, 2011 approximates $46.6 million, $17.1 million, $15.8 million, $15.5 million and $14.3 million, respectively.

6.    Investments in and Advances to Unconsolidated Subsidiaries

        Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Development Services:
Revenue	$15,439	$—	$42,544	$—
Operating income	$4,630	$—	$35,969	$—
Net (loss) income	$(551)	$—	$21,162	$—
Other:
Revenue	$125,927	$174,449	$568,852	$432,823
Operating income	$28,140	$35,380	$90,398	$91,936
Net income	$179,176	$105,467	$233,857	$210,496
Total:
Revenue	$141,366	$174,449	$611,396	$432,823
Operating income	$32,770	$35,380	$126,367	$91,936
Net income	$178,625	$105,467	$255,019	$210,496

        Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm's length basis and earned revenues from these unconsolidated subsidiaries.

        In connection with the Trammell Crow Company Acquisition, we acquired Trammell Crow Company's investments in unconsolidated subsidiaries. We have agreements to provide development and brokerage services to certain of our unconsolidated development subsidiaries on an arm's length basis and earned revenues from these unconsolidated subsidiaries.

7.    Real Estate and Other Assets Held for Sale and Related Liabilities

        Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the "held for sale" criteria of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets. In accordance with SFAS No. 144, certain assets classified as held for sale at September 30, 2007, or sold in the nine months ended September 30, 2007, that were not classified as held for sale at December 31, 2006, were reclassified to real estate and other assets held for sale in the accompanying consolidated balance sheets as of December 31, 2006.

        Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Assets:
Real estate held for sale (see Note 8)	$221,694	$179,991
Other current assets	4,129	4,030
Other assets	6,049	1,811

Total real estate and other assets held for sale	231,872	185,832
Liabilities:
Accrued expenses	8,487	9,217
Notes payable on real estate held for sale (see Note 9)	138,147	150,477
Other current liabilities	111	188
Other liabilities	1,045	837

Total liabilities related to real estate and other assets held for sale	147,790	160,719

Net real estate and other assets held for sale	$84,082	$25,113

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

	September 30, 2007	December 31, 2006
Real estate under development (current)	$64,273	$16,851
Real estate included in assets held for sale (see Note 7)	221,694	179,991
Real estate under development (non-current)	194,751	113,040
Real estate held for investment (1)	246,193	149,976

Total real estate (2)	$726,911	$459,858

(1)
Net of accumulated depreciation of $3.2 million at September 30, 2007.

(2)
Includes balances for lease intangibles and tenant origination costs of $6.4 million and $4.1 million, respectively, at September 30, 2007 and $2.6 million and $3.0 million, respectively, at December 31, 2006. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs.

9.    Notes Payable on Real Estate

        We had loans secured by real estate (the majority of which were construction loans), which consisted of the following (dollars in thousands):

	September 30, 2007	December 31, 2006
Current portion of notes payable on real estate	$146,301	$64,279
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	138,147	150,477

Total notes payable on real estate, current portion	284,448	214,756
Notes payable on real estate, non-current portion	229,744	132,277

Total notes payable on real estate	$514,192	$347,033

        At September 30, 2007, $15.3 million of the current portion and $0.9 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

        We have one participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on reaching various internal rates of return. The amount of the participating liability was $3.5 million and $6.1 million at September 30, 2007 and December 31, 2006, respectively.

10.    Debt

        We had short-term borrowings of $556.7 million and $126.2 million with related average interest rates of 6.1% and 5.8% as of September 30, 2007 and December 31, 2006, respectively.

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

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2007, we had $43.3 million of revolving credit facility principal outstanding with a related weighted average interest rate of 8.1%, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2006, we had no revolving credit facility principal outstanding. As of September 30, 2007, letters of credit totaling $11.6 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. During the nine months ended September 30, 2007, we repaid $146.0 million and $137.3 million of our tranche A and tranche B loan facilities, respectively. As of September 30, 2007 and December 31, 2006, we had $827.0 million and $973.0 million of tranche A term loan facilities' principal outstanding, respectively, and $962.8 million and $1.1 billion of tranche B term loan facilities' principal outstanding, respectively, each with a related interest rate of 7.0% and 6.9%, respectively, as of September 30, 2007 and December 31, 2006 and included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. The hedge ineffectiveness for the period from March 20, 2007 through September 30, 2007 was not significant. As of September 30, 2007, the fair value of these interest rate swap agreements was reflected as a $6.7 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

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

        In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly-owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which were due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes were unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services' current and future secured indebtedness. The 9 3/4% senior notes were jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrued at a rate of 9 3/4% per year and was payable semi-annually in arrears on May 15 and November 15. Before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006, we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of our outstanding 9 3/4% senior notes, which resulted in the repurchase of all but $3.3 million of these notes. The remaining $3.3 million of 9 3/4% senior notes were redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date, which we elected to redeem during the nine months ended September 30, 2007.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note will bear interest at 0.25% and the note will terminate on December 3, 2007, which can be extended by a written amendment. As of September 30, 2007, there were no amounts outstanding under this revolving credit note.

        Our wholly-owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA, or WaMu, and JP Morgan Chase Bank, N.A., or JP Morgan, for the purpose of funding mortgage loans that will be resold.

        Effective July 1, 2006, CBRE Melody entered into a $200.0 million multifamily mortgage loan repurchase agreement, or Repo Agreement, with WaMu. The Repo Agreement continues indefinitely unless or until 30 days written notice is delivered, prior to the termination date, by either CBRE Melody or WaMu. Under the Repo Agreement, CBRE Melody will originate multifamily loans and sell such loans to one or more investors, including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu has agreed to purchase certain qualifying mortgage loans after such loans have been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody's obligation to repurchase the mortgage loan. Effective August 20, 2007, CBRE Melody entered into a first amendment to the Repo Agreement, with WaMu. This amendment provides for, among other things, a change in interest rate from one-month LIBOR, set daily plus 0.75% to one-month LIBOR, set daily plus 0.70%.

        On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expired on November 14, 2006. On November 14, 2006, CBRE Melody executed an amendment to the credit agreement whereby the maturity date was extended to November 30, 2007. On September 13, 2007, CBRE Melody entered into an amendment to their secured credit agreement with JP Morgan. This amendment increases the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%.

        During the nine months ended September 30, 2007, we had a maximum of $450.9 million warehouse lines of credit principal outstanding. As of September 30, 2007 and December 31, 2006, we had $450.9 million and $104.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $450.9 million and $104.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2007 and December 31, 2006, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan, for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. On November 14, 2006, CBRE Melody executed an amendment extending the maturity on this note to November 30, 2007. Effective May 1, 2007, CBRE Melody executed an amendment, which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. As of September 30, 2007 and December 31, 2006, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under the credit agreement will be used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. This agreement bears interest at the daily British Bankers Association LIBOR rate plus 0.65% and expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than twelve months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of September 30, 2007, there was $49.1 million outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million as of September 30, 2007 and December 31, 2006.

        In January 2006, we acquired an additional stake in our Japanese affiliate, CB Richard Ellis KK (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we now consolidate IKOMA's financial statements, which included debt. IKOMA utilized short-term borrowings to assist in funding its working capital requirements. As of September 30, 2007, there was no amount of outstanding debt for IKOMA. As of December 31, 2006, IKOMA had $6.7 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2007 and December 31, 2006, $2.1 million and $2.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of September 30, 2007 and December 31, 2006, there were no amounts outstanding under this facility.

11.    Commitments and Contingencies

        We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

        We had outstanding letters of credit totaling $10.4 million as of September 30, 2007, excluding letters of credit related to our subsidiaries' outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment. The letters of credit expire at varying dates through November 2008.

        We had guarantees totaling $6.9 million as of September 30, 2007, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

        Additionally, in connection with the Trammell Crow Company Acquisition, we have assumed numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2007, we had committed $79.5 million to fund future co-investments.

12.    Stock-Based Compensation

  Stock Incentive Plans

        2001 Stock Incentive Plan.    Our 2001 stock incentive plan was adopted by our Board of Directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of September 30, 2007, outstanding stock options granted under the 2001 stock incentive plan to acquire 5,990,350 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

        Amended and Restated 2004 Stock Incentive Plan.    Our 2004 stock incentive plan was adopted by our Board of Directors and approved by our stockholders on April 21, 2004, was amended and restated on April 14, 2005 and was amended again on September 6, 2006 and June 1, 2007. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan. This share reserve is reduced by one share upon grant of an option or stock appreciation right, and is reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. Awards that expire, terminate or lapse, will again be available for grant under this plan. Pursuant to the terms of our 2004 stock incentive plan, no employee is eligible to be granted options or stock appreciation rights covering more than 6,235,566 shares during any calendar year. This limitation is subject to a policy adopted by our board of directors, which states that no person is eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 2,078,523 shares during any calendar year or to be granted any other form of stock award covering more than 1,039,260 shares during any calendar year. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors may adjust outstanding awards to preserve the awards' benefits or potential benefits.

        As of September 30, 2007, 6,963,215 shares were subject to options issued under our 2004 stock incentive plan and 4,952,992 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during the nine months ended September 30, 2007 have exercise prices in the range of $25.18 to $37.43, of which 1,183,096 shares vest and are exercisable in equal annual increments over four years from the date of grant and 14,079 shares vest and are exercisable in equal quarterly increments over three years from the date of grant.

        A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	13,729,892	$7.30
Exercised	(1,650,605)	5.51
Granted	1,197,175	27.40
Forfeited	(322,897)	7.78

Outstanding at September 30, 2007	12,953,565	$9.37

Vested and expected to vest at September 30, 2007 (1)	12,716,397	$9.37

Exercisable at September 30, 2007	7,438,027	$5.76

(1)
The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

        Options outstanding at September 30, 2007 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	5,990,350	5.3	$1.92		4,504,552	$1.92
$6.33 - $7.46	2,349,843	2.2	7.44		1,603,593	7.43
$11.10 - $15.43	2,514,053	4.9	15.21		1,098,121	15.27
$23.46 - $25.67	907,894	5.9	23.51		230,268	23.51
$27.19 - $37.43	1,191,425	6.9	27.41		1,493	35.87

	12,953,565	4.8	$9.37	$240,547,540	7,438,027	$5.76	$164,395,919

        At September 30, 2007, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $237.3 million and 4.8 years, respectively.

        In the fourth quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" prospectively to all employee awards granted, modified or settled after January 1, 2003, as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123."

        In December 2004, the FASB issued SFAS No. 123—Revised, "Share Based Payment," or SFAS No. 123R. SFAS No. 123R requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee's requisite service period. Effective January 1, 2006, we adopted SFAS No. 123R applying the modified-prospective method for remaining unvested options that were granted subsequent to our IPO and the prospective method for remaining unvested options that were granted prior to our IPO.

        In accordance with SFAS No. 123R, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

        The total estimated grant date fair value of stock options that vested during the nine months ended September 30, 2007 was $10.0 million. The weighted average fair value of options granted by us was $12.35 and $10.38 for the three months ended September 30, 2007 and 2006, respectively, and $12.43 and $10.38 for the nine months ended September 30, 2007 and 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.13%	4.80%	4.14%	4.80%
Expected volatility	44.52%	40.00%	44.41%	39.94%
Expected life	5 years	5 years	5 years	5 years

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

        Total compensation expense related to stock options was $2.9 million and $1.9 million for the three months ended September 30, 2007 and 2006, respectively, and $7.1 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively. In addition, during the nine months ended September 30, 2007, we incurred $9.8 million of expense resulting from the acceleration of vesting of stock options in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations for the nine months ended September 30, 2007. At September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options was approximately $30.3 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

        The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $50.7 million and $55.8 million, respectively. We recorded cash received from stock option exercises of $9.1 million and $7.6 million and related tax benefits of $15.9 million and $17.4 million during the nine months ended September 30, 2007 and 2006, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. Prior to the adoption of SFAS No. 123R, we presented all such excess tax benefits as operating cash flows on our consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. Under SFAS No. 123R, we have classified excess tax benefits of $15.9 million and $17.4 million for the nine months ended September 30, 2007 and 2006, respectively, as financing cash inflows.

        We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our Board of Directors. During the nine months ended September 30, 2007, we granted non-vested stock awards of 819,679 shares, of which 57,902 shares were restricted stock awards which immediately vested at the date of grant, 752,038 shares vest in equal annual increments over four years from the date of grant and 9,739 shares vest in three years from the date of grant. During the nine months ended September 30, 2006, we granted non-vested stock awards of 598,725 shares, of which 590,933 shares vest in equal annual increments over four years from the date of grant and 7,792 shares vest in three years from the date of grant. In addition, we granted 297,779 and 441,753 of non-vested stock units to certain of our employees during the nine months ended September 30, 2007 and 2006, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Market Value Per Share
Balance at December 31, 2006	1,881,669	$23.97
Granted	1,117,458	29.60
Vested	(358,603)	21.43
Forfeited	(28,177)	21.39

Balance at September 30, 2007	2,612,347	$26.76

        Total compensation expense related to non-vested stock awards was $3.3 million and $10.7 million, respectively, for the three and nine months ended September 30, 2007. Total compensation expense for the nine months ended September 30, 2007 includes $2.0 million of compensation expense related to 57,902 shares of restricted stock, which immediately vested at the date of grant. In addition, during the nine months ended September 30, 2007, we incurred $1.0 million of expense resulting from the acceleration of vesting of non-vested stock awards in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. Total compensation expense related to non-vested stock awards was $0.8 million and $2.2 million, respectively, for the three and nine months ended September 30, 2006. At September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $63.8 million, which is expected to be recognized over a weighted average period of approximately 4.7 years.

13.    Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Where appropriate, the computation of diluted earnings per share further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently issuable shares represent non-vested stock awards. In accordance with SFAS No. 128, "Earnings Per Share," these shares are included in the dilutive earnings per share calculation under the treasury stock method. The following is a calculation of earnings per share (dollars in thousands, except share data):

	Three Months Ended September 30,
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$114,947	230,997,817	$0.50	$92,309	226,749,704	$0.41

Diluted earnings per share:
Net income applicable to common stockholders	$114,947	230,997,817		$92,309	226,749,704
Dilutive effect of contingently issuable shares	—	575,457		—	420,235
Dilutive effect of stock options	—	5,877,590		—	6,773,833

Net income applicable to common stockholders	$114,947	237,450,864	$0.48	$92,309	233,943,772	$0.39

	Nine Months Ended September 30,
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$268,059	230,406,342	$1.16	$193,473	226,095,680	$0.86

Diluted earnings per share:
Net income applicable to common stockholders	$268,059	230,406,342		$193,473	226,095,680
Dilutive effect of contingently issuable shares	—	585,837		—	273,119
Dilutive effect of stock options	—	6,298,937		—	7,151,010

Net income applicable to common stockholders	$268,059	237,291,116	$1.13	$193,473	233,519,809	$0.83

        For the three and nine months ended September 30, 2007, options to purchase 1,202,891 and 420,867 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. There were 967,256 and 322,419 anti-dilutive shares for the three and nine months ended September 30, 2006, respectively.

14.    Comprehensive Income

        Comprehensive income consists of net income and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized holding (losses) gains on available for sale securities, unrealized losses on interest rate swaps and pension adjustments. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

        The following table provides a summary of comprehensive income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$114,947	$92,309	$268,059	$193,473
Other comprehensive income (loss):
Foreign currency translation gains (losses) and other	24,763	(1,771)	32,818	6,431
Pension adjustments, net of tax	16,713	—	17,227	—
Unrealized losses on interest rate swaps, net	(10,969)	—	(2,683)	—
Unrealized holding (losses) gains on available for sale securities, net	(333)	—	604	—

Total other comprehensive income (loss)	30,174	(1,771)	47,966	6,431

Comprehensive income	$145,121	$90,538	$316,025	$199,904

15.    Pensions

        We have two contributory defined benefit pension plans in the U.K., which we acquired in connection with previous acquisitions. Our subsidiaries based in the U.K. maintain the plans to provide retirement benefits to existing and former employees participating in these plans.

        Net periodic pension (benefit) cost consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$186	$1,762	$4,038	$5,133
Interest cost	4,525	3,574	12,734	10,475
Expected return on plan assets	(5,057)	(3,745)	(13,712)	(10,874)
Curtailment gain	(9,988)	—	(9,988)	—
Amortization of prior service benefit	(4)	(122)	(441)	(355)
Amortization of unrecognized net (gain) loss	(2,627)	389	(1,685)	1,130

Net periodic pension (benefit) cost	$(12,965)	$1,858	$(9,054)	$5,509

        We contributed $2.6 million and $7.2 million to fund our pension plans during the three and nine months ended September 30, 2007, respectively. We expect to contribute a total of $9.9 million to fund our pension plans for the year ending December 31, 2007. Additionally, we are in negotiations with the trustees of the pension plans to contribute additional funding (the amount of which is still to be determined) in the near term.

        During the third quarter of 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the U.K.

        In connection with this change, we recorded a curtailment gain of $10.0 million during the nine months ended September 30, 2007 and certain plan assets and liabilities were remeasured. The resulting underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $22.1 million at September 30, 2007 as compared to $58.0 million at December 31, 2006. Unamortized actuarial loss included in accumulated other comprehensive income in the accompanying consolidated balance sheets was reduced to $15.1 million at September 30, 2007 from $49.1 million at December 31, 2006 and continues to be amortized over an actuarially determined period.

16.    Merger-Related Charges

        In connection with the Trammell Crow Company Acquisition, we recorded merger-related charges of $5.1 million and $39.8 million for the three and nine months ended September 30, 2007. These charges primarily relate to the termination of employees, who have become duplicative as a result of the Trammell Crow Company Acquisition. Our merger-related charges consisted of the following (dollars in thousands):

	2007 Charge	Utilized to Date	To be Utilized at September 30, 2007
Severance	$32,876	$(31,586)	$1,290
Lease termination costs	2,291	(586)	1,705
Consulting costs	1,442	(1,442)	—
Costs associated with exiting contracts	1,047	(1,047)	—
Other	2,168	(2,168)	—

Total merger-related charges	$39,824	$(36,829)	$2,995

17.    Sale of Savills plc

        In January 2007, we sold Trammell Crow Company's approximately 19% ownership interest in Savills plc and generated a pre-tax loss of $34.9 million during the nine months ended September 30, 2007, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The loss is included in other loss in the accompanying consolidated statements of operations. We received approximately $311.0 million of pre-tax proceeds from the sale, net of selling expenses.

18.    Liabilities Related to the Insignia Acquisition

        The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities as well as the termination of certain contracts as a result of a change of control of Insignia. As a result, we accrued certain liabilities in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." These remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2006	2007 Utilization	To be Utilized at September 30, 2007
Lease termination costs	$9,976	$(2,627)	$7,349
Legal settlements anticipated	2,246	(88)	2,158

	$12,222	$(2,715)	$9,507

        The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2006	2007 Utilization	To be Utilized at September 30, 2007
Lease termination costs	$13,997	$(2,085)	$11,912

19.    Fiduciary Funds

        The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.2 billion and $1.0 billion at September 30, 2007 and December 31, 2006, respectively.

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

        Trading Securities:    These investments are carried at fair value as of September 30, 2007 and December 31, 2006. The substantial majority of this balance at December 31, 2006 represented an investment in Savills plc acquired as part of the Trammell Crow Company Acquisition, which was sold during the nine months ended September 30, 2007.

        Short-Term Borrowings:    The majority of this balance represents the WaMu and JP Morgan warehouse lines of credit for CBRE Melody and our revolving credit facility. Due to the variable interest rates of these instruments, fair value approximates carrying value (See Note 10).

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

        Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Americas	$914,715	$625,375	$2,640,618	$1,715,881
EMEA	320,208	214,161	876,374	571,049
Asia Pacific	134,460	87,035	350,222	237,048
Global Investment Management	99,098	41,370	268,526	98,779
Development Services	24,328	—	61,393	—

	$1,492,809	$967,941	$4,197,133	$2,622,757

Operating income (loss)
Americas	$102,379	$87,926	$216,214	$215,442
EMEA	66,042	35,084	164,167	81,571
Asia Pacific	18,266	4,965	52,800	18,022
Global Investment Management	20,760	10,893	87,965	11,267
Development Services	7,807	—	(14,148)	—

	215,254	138,868	506,998	326,302
Equity income (loss) from unconsolidated subsidiaries
Americas	5,813	4,417	15,455	11,011
EMEA	364	874	996	1,528
Asia Pacific	(6)	56	(24)	470
Global Investment Management	2,773	3,788	14,529	12,967
Development Services	(2,924)	—	5,228	—

	6,020	9,135	36,184	25,976
Minority interest expense (income)
Americas	753	227	1,237	470
EMEA	871	504	1,761	766
Asia Pacific	929	(1,333)	5,917	(118)
Global Investment Management	980	25	1,193	114
Development Services	6,159	—	2,319	—

	9,692	(577)	12,427	1,232
Other loss	—	—	37,534	—
Interest income	7,937	1,002	20,922	7,568
Interest expense	40,417	7,468	124,572	34,755
Loss on extinguishment of debt	—	—	—	22,255

Income before provision for income taxes	$179,102	$142,114	$389,571	$301,604

22.    Adoption of FIN 48

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of SFAS No. 109 (FIN 48)." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $29.1 million and a decrease to goodwill of approximately $5.4 million.

        As of January 1, 2007, the total amount of gross unrecognized tax benefits was approximately $148.4 million. Of this amount, approximately $47.6 million (net of federal benefit received from state positions) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        During the nine months ended September 30, 2007, we filed a request with the Internal Revenue Service to change our tax method of accounting on an uncertain tax position. As a result of this change, we determined that a FIN 48 liability was no longer needed on this position and reversed approximately $110.6 million. Of this amount, $17.0 million ($15.0 million net of federal benefit received from interest expense) represents related interest and penalties, the majority of which resulted in a decrease in our effective tax rate for the nine months ended September 30, 2007. We do not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months.

        Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. As of January 1, 2007, we had approximately $31.8 million accrued for the payment of interest and penalties. During the three and nine months ended September 30, 2007, we accrued an additional $1.2 million and $4.0 million, respectively, in interest associated with uncertain tax positions.

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

23.    New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

(SFAS No. 158)." SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer's fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

        In November 2006, the FASB issued EITF Issue No. 06-8, "Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums," (EITF Issue No. 06-8). EITF Issue No. 06-8 establishes that a company should evaluate the adequacy of the buyer's continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF Issue No. 06-8 is effective for the first annual reporting period beginning after March 15, 2007. We do not expect the adoption of EITF Issue No. 06-8 to have a material effect on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159, if any, on our consolidated financial position and results of operations.

24.    Subsequent Event

        On November 7, 2007, we announced a share repurchase program of up to $500.0 million of our outstanding common stock, which has been authorized by our board of directors.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended September 30, 2007, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

        We are the world's largest commercial real estate services firm, based on 2006 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets. As of December 31, 2006, excluding affiliates and partner offices, we operated in more than 300 offices worldwide with approximately 24,000 employees providing commercial real estate services under the "CB Richard Ellis" brand name and development services under the "Trammell Crow" brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, commercial property and corporate facilities management, valuation, proprietary research and real estate investment management. We generate revenues both on a per project or transaction basis and from annual management fees. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, we were ranked #520 on the Fortune list of largest U.S. companies, #33 on the Fortune list of Fastest Growing U.S. Companies and #16 on the Business Week list of "Best in Class" companies.

        When you read our financial statements and the information included in this section, you should consider that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations that make it challenging to predict our future performance based on our historical results. We believe that the following material trends and uncertainties are most crucial to an understanding of the variability in our historical earnings and cash flows and the potential for such variances in the future:

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

        Beginning in 2003, economic conditions in the Americas, historically our largest segment in terms of revenue, improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment's revenue, particularly in transaction revenue. In the third quarter of 2007, this recovery began to show indications of weakness, as credit markets became unpredictable and mixed views developed regarding the economy. These developments caused a generally slower pace of leasing activity in select markets within the United States despite positive market fundamentals. Although Americas investment sales performed strongly in the third quarter of 2007, we expect a moderate decrease in activity in the fourth quarter due to reduced availability of debt financing for larger asset sales and tighter underwriting standards. Longer term, the on-going health of the U.S. transaction business will depend upon the credit markets settling and the underlying strength of the U.S. economy.

        Globally, the uncertainty experienced in the United States has not had an impact in the EMEA and Asia Pacific markets. The credit market instability experienced in the third quarter of 2007 in the United States did not have a significant impact on our investment sales in EMEA. In fact, investment sales deal flow increased across a wide range of markets compared to the same period in 2006. However, some third-quarter transactions were initiated prior to the U.S. credit market instability. The ensuing restrictions on financing and generally higher borrowing costs are anticipated to have an impact on future EMEA investment activity. In EMEA leasing, rental growth was evident in most markets. Across Asia Pacific, economic fundamentals remained strong in the third quarter of 2007. Investment sentiment remained positive with continued strong demand from capital sources within Asia as well as from other parts of the world. Rental growth also remained strong in the third quarter of 2007.

  Effects of Acquisitions

        Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage brokerage services through our 1996 acquisition of L.J. Melody & Company (now known as CBRE Melody) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors (now known as CB Richard Ellis Investors), our 1997 acquisition of Koll Real Estate Services and our 1998 acquisition of the London-based firm Hillier Parker May & Rowden. Our 2003 acquisition of Insignia Financial Group, Inc. (Insignia) significantly increased the scale of our real estate advisory services and outsourcing services business lines in our Americas segment and also significantly increased our presence in the New York, London and Paris metropolitan areas.

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

        Strategic in-fill acquisitions have also been an integral component of our growth plans. During the nine months ended September 30, 2007, we completed 11 acquisitions with an aggregate purchase price of approximately $101.0 million. These included: the acquisition of the remaining 50.1% interest we did not already own in our U.S. affiliate, CBRE Technical Services, a building engineering services firm, within our Americas business segment, which by being brought in-house and combined with a similar business we acquired in the Trammell Crow Company Acquisition, will strongly benefit us; and the acquisition of a majority interest in CB Richard Ellis South Asia Pte Ltd, or CBRE India, an affiliate company within our Asia Pacific business segment, that is a premier full service commercial real estate provider operating in the rapidly growing Indian market. In 2006, in addition to our acquisition of Trammell Crow Company, we completed 23 in-fill acquisitions for an aggregate purchase price of approximately $155.0 million. These acquisitions exemplify our efforts to broaden our geographic coverage. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform within a region or affiliates in which we already held an equity interest.

        Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through September 30, 2007, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $185.0 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004. In addition, through September 30, 2007, we have incurred $40.1 million of expenses in connection with the integration of Insignia's business lines, as well as accounting and other systems, into our own, $2.0 million of which was incurred during the nine months ended September 30, 2007. Additionally, during the nine months ended September 30, 2007, we incurred $32.3 million of integration expenses associated with other acquisitions completed in 2005 and 2006, including $29.8 million related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses of approximately $40.0 million during 2007, which include residual Insignia-related integration costs, integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to our strategic in-fill acquisitions in 2005 and 2006.

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

  Leverage

        On December 5, 2006, in connection with our acquisition of Trammell Crow Company, we successfully tendered substantially all of our remaining 9 3/4% senior notes due in 2010, with the remainder repaid in May of 2007. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.1 billion under our new senior secured term loan facilities in December 2006 to finance our acquisition of Trammell Crow Company. As a result, we are highly leveraged and have significant debt service obligations.

        Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. Additionally, we repaid $283.3 million of our senior secured term loans during the nine months ended September 30, 2007. Our management generally expects to continue to look for opportunities to reduce our debt in the future.

        Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include goodwill and other intangible assets, revenue recognition, income taxes and our consolidation policy can be found in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for income taxes, there have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended September 30, 2007. The methodology applied to management's estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

        Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of Statement of Financial Accounting Standard No. 109," or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $29.1 million and a decrease to goodwill of approximately $5.4 million. For additional information regarding the adoption of FIN 48, see Note 22 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Basis of Presentation

  Recent Significant Acquisitions

        On December 20, 2006, pursuant to an Agreement and Plan of Merger dated October 30, 2006 (the Trammell Crow Company Acquisition Agreement), by and among us, A-2 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (Merger Sub), and Trammell Crow Company, the Merger Sub was merged with and into Trammell Crow Company (the Trammell Crow Company Acquisition). Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition and upon the closing of the Trammell Crow Company Acquisition became our indirect wholly-owned subsidiary.

        The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2007 include a full period of activity for Trammell Crow Company. However, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2006 do not include any activity from Trammell Crow Company. As such, our consolidated financial statements after the Trammell Crow Company Acquisition are not directly comparable to our consolidated financial statements prior to the Trammell Crow Company Acquisition.

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

  Other

        Pursuant to Emerging Issues Task Force, or EITF, Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred," and EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," we concluded that the accounting for certain reimbursements (primarily salaries and related charges) related to our facilities and property management operations should be presented on a grossed up versus a net expense basis. Accordingly, we reclassified such reimbursements from cost of services to revenue for the three and nine months ended September 30, 2006 to be consistent with the presentation for the three and nine months ended September 30, 2007. As a result, amounts reflected as "Revenue" and "Cost of services" in the consolidated statements of operations for the three and nine months ended September 30, 2006 have been increased from the amounts previously reported by $64.1 million and $202.6 million, respectively. This reclassification had no impact on operating income, net income, earnings per share or stockholders' equity.

Results of Operations

        The following table sets forth items derived from the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Revenue	$1,492,809	100.0%	$967,941	100.0%	$4,197,133	100.0%	$2,622,757	100.0%
Costs and expenses:
Cost of services	791,852	53.0	521,059	53.8	2,233,130	53.2	1,412,497	53.9
Operating, administrative and other	468,375	31.4	293,122	30.3	1,350,066	32.2	841,881	32.1
Depreciation and amortization	28,311	1.9	14,892	1.6	83,190	2.0	42,077	1.6
Merger-related charges	5,092	0.4	—	—	39,824	0.9	—	—

Total costs and expenses	1,293,630	86.7	829,073	85.7	3,706,210	88.3	2,296,455	87.6
Gain on disposition of real estate	16,075	1.1	—	—	16,075	0.4	—	—

Operating income	215,254	14.4	138,868	14.3	506,998	12.1	326,302	12.4
Equity income from unconsolidated subsidiaries	6,020	0.4	9,135	1.0	36,184	0.9	25,976	1.0
Minority interest expense (income)	9,692	0.6	(577)	(0.1)	12,427	0.3	1,232	0.1
Other loss	—	—	—	—	37,534	0.9	—	—
Interest income	7,937	0.5	1,002	0.1	20,922	0.5	7,568	0.3
Interest expense	40,417	2.7	7,468	0.8	124,572	3.0	34,755	1.3
Loss on extinguishment of debt	—	—	—	—	—	—	22,255	0.8

Income before provision for income taxes	179,102	12.0	142,114	14.7	389,571	9.3	301,604	11.5
Provision for income taxes	64,155	4.3	49,805	5.2	121,512	2.9	108,131	4.1

Net income	$114,947	7.7%	$92,309	9.5%	$268,059	6.4%	$193,473	7.4%

EBITDA	$239,893	16.1%	$163,472	16.9%	$576,411	13.7%	$393,123	15.0%

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

        However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management's discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

        EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$114,947	$92,309	$268,059	$193,473
Add:
Depreciation and amortization	28,311	14,892	83,190	42,077
Interest expense	40,417	7,468	124,572	34,755
Loss on extinguishment of debt	—	—	—	22,255
Provision for income taxes	64,155	49,805	121,512	108,131
Less:
Interest income	7,937	1,002	20,922	7,568

EBITDA	$239,893	$163,472	$576,411	$393,123

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

        We reported consolidated net income of $114.9 million for the three months ended September 30, 2007 on revenue of $1.5 billion as compared to consolidated net income of $92.3 million on revenue of $967.9 million for the three months ended September 30, 2006.

        Our revenue on a consolidated basis increased by $524.9 million, or 54.2%, as compared to the three months ended September 30, 2006. This increase was due to acquisitions completed during 2006 and 2007, particularly the acquisition of Trammell Crow Company in December of 2006, as well as organic revenue growth. The organic revenue growth was fueled by continued higher worldwide transaction revenue as well as increased activity in our appraisal/valuation operations. Additionally, higher fees generated in our Global Investment Management business contributed to the increase. Foreign currency translation had a $33.7 million positive impact on total revenue during the three months ended September 30, 2007.

        Our cost of services on a consolidated basis increased by $270.8 million, or 52.0%, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was an increase in reimbursable expenses as well as additional headcount, both of which mainly resulted from acquisitions. Foreign currency translation had a $15.7 million negative impact on cost of services during the three months ended September 30, 2007. Cost of services as a percentage of revenue decreased slightly from 53.8% for the three months ended September 30, 2006 to 53.0% for the three months ended September 30, 2007, primarily attributable to our mix of revenue.

        Our operating, administrative and other expenses on a consolidated basis were $468.4 million, an increase of $175.3 million, or 59.8%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses and carried interest incentive compensation expense, which resulted from our improved operating performance. Also contributing to the increase were higher costs as a result of acquisitions, particularly our acquisition of Trammell Crow Company, as well as increased marketing costs in support of our growing revenue. Foreign currency translation had a $9.8 million negative impact on total operating expenses during the three months ended September 30, 2007. Operating expenses as a percentage of revenue increased from 30.3% for the three months ended September 30, 2006 to 31.4% for the three months ended September 30, 2007. The increase in operating expenses as a percentage of revenue was primarily driven by higher carried interest expense recorded in the current year for which related revenue has not yet been recognized, higher integration costs in the current year, primarily driven by the Trammell Crow Company Acquisition, and bonus expense in our Development Services segment that primarily relates to gains on disposition of real estate, which are not included in revenue. Excluding the impact of these items, operating expenses as a percentage of revenue would actually be lower for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

        Our depreciation and amortization expense on a consolidated basis increased by $13.4 million, or 90.1%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This increase was primarily driven by higher amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. As of September 30, 2007, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Trammell Crow Company Acquisition was $6.5 million, which will be fully amortized by the end of 2007. Also contributing to the increase over the prior year was higher depreciation expense mainly resulting from fixed assets acquired in recent acquisitions.

        Our merger-related charges on a consolidated basis were $5.1 million for the three months ended September 30, 2007. These charges primarily consisted of severance, lease termination and consulting costs, all of which were attributable to the Trammell Crow Company Acquisition.

        Our gain on disposition of real estate on a consolidated basis was $16.1 million for the three months ended September 30, 2007. This gain resulted from activity within our Development Services segment, which we acquired as part of the Trammell Crow Company Acquisition in December 2006.

        Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $3.1 million, or 34.1%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This was primarily due to a purchase accounting adjustment within our Development Services segment, which reduced equity income previously recognized in the second quarter of 2007.

        Our consolidated minority interest expense increased by $10.3 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase was primarily due to minority interest expense incurred within our Development Services segment as well as higher minority interest expense associated with our Japanese affiliate, CB Richard Ellis KK, or IKOMA, which we began fully consolidating in our results in 2006 as a result of our equity interest reaching 51%.

        Our consolidated interest income was $7.9 million, an increase of $6.9 million, or 692.1%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This increase was mainly driven by interest income earned in our Americas segment primarily resulting from higher average cash balances in 2007 as a result of cash received on the sale of Trammell Crow Company's interest in Savills plc as well as interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock (see Note 4 of the Notes to Consolidated Financial Statements). Also contributing to the positive variance was higher interest income earned in our EMEA segment as a result of higher average cash balances in 2007 as well as interest income reported in our Development Services segment.

        Our consolidated interest expense increased $32.9 million, or 441.2%, as compared to the three months ended September 30, 2006. The overall increase was primarily due to the additional debt resulting from the Trammell Crow Company Acquisition. In December 2006, we entered into an amended and restated credit agreement covering two new senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion (of which we drew down $2.1 billion) to finance our acquisition of Trammell Crow Company. Despite the significant increase in our leverage as a result of the Trammell Crow Company Acquisition, our management generally expects to look for opportunities to reduce our debt in the future. For example, we repaid $152.8 million of our senior secured term loans during the three months ended September 30, 2007.

        Our provision for income taxes on a consolidated basis was $64.2 million for the three months ended September 30, 2007 as compared to $49.8 million for the three months ended September 30, 2006. The increase in the provision for income taxes was mainly attributable to the increase in pre-tax income as compared to 2006. Our effective tax rate increased slightly from 35.0% for the three months ended September 30, 2006 to 35.8% for the three months ended September 30, 2007. The increase in the effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

        We reported consolidated net income of $268.1 million for the nine months ended September 30, 2007 on revenue of $4.2 billion as compared to consolidated net income of $193.5 million on revenue of $2.6 billion for the nine months ended September 30, 2006.

        Our revenue on a consolidated basis increased by $1.6 billion, or 60.0%, as compared to the nine months ended September 30, 2006. This improvement was due to organic growth and acquisitions completed during 2006 and 2007, particularly the acquisition of Trammell Crow Company in December of 2006. The organic revenue growth was fueled by continued higher worldwide transaction revenue as well as increased activity in our appraisal/valuation, mortgage brokerage and outsourcing operations. Additionally, carried interest revenue earned and higher fees generated in our Global Investment Management business contributed to the increase. Foreign currency translation had a $90.5 million positive impact on total revenue during the nine months ended September 30, 2007.

        Our cost of services on a consolidated basis increased by $820.6 million, or 58.1%, during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was an increase in reimbursable expenses as well as additional headcount, both of which mainly resulted from acquisitions. Foreign currency translation had a $43.7 million negative impact on cost of services during the nine months ended September 30, 2007. Cost of services as a percentage of revenue decreased slightly from 53.9% for the nine months ended September 30, 2006 to 53.2% for the nine months ended September 30, 2007, primarily attributable to our mix of revenue.

        Our operating, administrative and other expenses on a consolidated basis were $1.4 billion, an increase of $508.2 million, or 60.4%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses and carried interest incentive compensation expense, which resulted from our improved operating performance. Also contributing to the increase were higher costs as a result of acquisitions, particularly our acquisition of Trammell Crow Company, as well as increased marketing costs in support of our growing revenue. Foreign currency translation had a $28.0 million negative impact on total operating expenses during the nine months ended September 30, 2007. Operating expenses as a percentage of revenue were essentially flat at 32.1% for the nine months ended September 30, 2006 versus 32.2% for the nine months ended September 30, 2007. Operating expenses as a percentage of revenue in the current year were negatively impacted by higher carried interest expense recorded in the current year for which related revenue has not yet been recognized, higher integration costs in the current year, primarily driven by the Trammell Crow Company Acquisition, and bonus expense in our Development Services segment that primarily relates to gains on disposition of real estate, which are not included in revenue. Excluding the impact of these items, operating expenses as a percentage of revenue would actually be lower for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

        Our depreciation and amortization expense on a consolidated basis increased by $41.1 million, or 97.7%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase was primarily driven by higher amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. Also contributing to the increase over the prior year was higher depreciation expense mainly resulting from fixed assets acquired in recent acquisitions.

        Our merger-related charges on a consolidated basis were $39.8 million for the nine months ended September 30, 2007. These charges primarily consisted of severance costs, which were attributable to the Trammell Crow Company Acquisition.

        Our gain on disposition of real estate on a consolidated basis was $16.1 million for the nine months ended September 30, 2007. These gains resulted from activity within our Development Services segment.

        Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $10.2 million, or 39.3%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This was primarily due to equity income generated by our Development Services segment. Also contributing to the positive variance were increased equity income from affiliated companies in our Americas segment, which have benefited from improved performance as well as higher dispositions within selected funds in our Global Investment Management segment in 2007.

        Our consolidated minority interest expense increased by $11.2 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was primarily due to minority interest associated with our Japanese affiliate, IKOMA, as well as minority interest expense incurred within our Development Services segment.

        Our other loss on a consolidated basis was $37.5 million for the nine months ended September 30, 2007, which primarily related to the sale of Trammell Crow Company's approximately 19% ownership interest in Savills plc, a real estate provider in the United Kingdom. This sale resulted in a pre-tax loss of $34.9 million, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market.

        Our consolidated interest income was $20.9 million, an increase of $13.4 million, or 176.5%, as compared to the nine months ended September 30, 2006. This increase was mainly driven by interest income earned in our Americas segment primarily resulting from higher average cash balances in 2007 as a result of cash received on the sale of Trammell Crow Company's interest in Savills plc as well as interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock (see Note 4 of the Notes to Consolidated Financial Statements). Also contributing to the positive variance was interest income earned in our Development Services segment as well as higher interest income in our EMEA segment, resulting from higher average cash balances in 2007.

        Our consolidated interest expense increased $89.8 million, or 258.4%, as compared to the nine months ended September 30, 2006. The overall increase was primarily due to the additional debt resulting from the Trammell Crow Company Acquisition. Despite the significant increase in our leverage as a result of the Trammell Crow Company Acquisition, our management generally expects to look for opportunities to reduce our debt in the future. For example, we repaid $283.3 million of our senior secured term loans during the nine months ended September 30, 2007. We expect to achieve annual cash interest savings of approximately $20 million as a result of our de-leveraging efforts to date in 2007, approximately half of which we expect to be realized in the current year.

        Our loss on extinguishment of debt on a consolidated basis was $22.3 million for the nine months ended September 30, 2006. This loss was primarily related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of our 11 1/4% senior subordinated notes during the nine months ended September 30, 2006. In addition, during the nine months ended September 30, 2006, we wrote off $8.2 million of unamortized deferred financing fees associated with our prior credit facility, which was replaced during 2006.

        Our provision for income taxes on a consolidated basis was $121.5 million for the nine months ended September 30, 2007 as compared to $108.1 million for the nine months ended September 30, 2006. The increase in provision for income taxes was mainly attributable to the increase in pre-tax income as compared to 2006, partially offset by the reversal of an uncertain tax position in the current year, which we determined was no longer required. Our effective tax rate decreased from 35.9% for the nine months ended September 30, 2006 to 31.2% for the nine months ended September 30, 2007. The decrease in our effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings as well as the previously mentioned reversal of an uncertain tax position in the current year.

Segment Operations

        The following table summarizes our revenue, costs and expenses and operating income by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Americas
Revenue	$914,715	100.0%	$625,375	100.0%	$2,640,618	100.0%	$1,715,881	100.0%
Costs and expenses:
Cost of services	566,781	62.0	358,659	57.4	1,616,568	61.2	976,958	56.9
Operating, administrative and other	222,499	24.3	169,647	27.1	711,834	27.0	498,457	29.0
Depreciation and amortization	18,777	2.0	9,143	1.4	56,991	2.2	25,024	1.5
Merger-related charges	4,279	0.5	—	—	39,011	1.4	—	—

Operating income	$102,379	11.2%	$87,926	14.1%	$216,214	8.2%	$215,442	12.6%

EBITDA	$126,216	13.8%	$101,259	16.2%	$249,889	9.5%	$251,007	14.6%

EMEA
Revenue	$320,208	100.0%	$214,161	100.0%	$876,374	100.0%	$571,049	100.0%
Costs and expenses:
Cost of services	153,394	47.9	114,619	53.5	440,596	50.3	304,891	53.4
Operating, administrative and other	96,830	30.2	61,211	28.6	261,591	29.8	173,023	30.3
Depreciation and amortization	3,129	1.0	3,247	1.5	9,207	1.1	11,564	2.0
Merger-related charges	813	0.3	—	—	813	0.1	—	—

Operating income	$66,042	20.6%	$35,084	16.4%	$164,167	18.7%	$81,571	14.3%

EBITDA	$68,664	21.4%	$38,701	18.1%	$172,609	19.7%	$93,897	16.4%

Asia Pacific
Revenue	$134,460	100.0%	$87,035	100.0%	$350,222	100.0%	$237,048	100.0%
Costs and expenses:
Cost of services	71,677	53.3	47,781	54.9	175,966	50.2	130,648	55.1
Operating, administrative and other	42,776	31.8	32,299	37.1	116,687	33.3	84,402	35.6
Depreciation and amortization	1,741	1.3	1,990	2.3	4,769	1.4	3,976	1.7

Operating income	$18,266	13.6%	$4,965	5.7%	$52,800	15.1%	$18,022	7.6%

EBITDA	$19,072	14.2%	$8,344	9.6%	$51,628	14.7%	$22,586	9.5%

Global Investment Management
Revenue	$99,098	100.0%	$41,370	100.0%	$268,526	100.0%	$98,779	100.0%
Costs and expenses:
Operating, administrative and other	77,672	78.4	29,965	72.4	178,623	66.5	85,999	87.1
Depreciation and amortization	666	0.7	512	1.3	1,938	0.7	1,513	1.5

Operating income	$20,760	20.9%	$10,893	26.3%	$87,965	32.8%	$11,267	11.4%

EBITDA	$23,219	23.4%	$15,168	36.7%	$103,239	38.4%	$25,633	25.9%

Development Services
Revenue	$24,328	100.0%	$—	—%	$61,393	100.0%	$—	—%
Costs and expenses:
Operating, administrative and other	28,598	117.6	—	—	81,331	132.5	—	—
Depreciation and amortization	3,998	16.4	—	—	10,285	16.7	—	—
Gain on disposition of real estate	16,075	66.1	—	—	16,075	26.2	—	—

Operating income (loss)	$7,807	32.1%	$—	—%	$(14,148)	(23.0)%	$—	—%

EBITDA	$2,722	11.2%	$—	—%	$(954)	(1.6)%	$—	—%

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

        However, EBITDA is not a recognized measurement under GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management's discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

        Net interest expense and loss on extinguishment of debt have been expensed in the segment incurred. Provision (benefit) for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Americas
Net income	$41,783	$54,840	$66,404	$112,498
Add:
Depreciation and amortization	18,777	9,143	56,991	25,024
Interest expense	32,474	5,407	108,735	28,873
Loss on extinguishment of debt	—	—	—	22,255
Provision for income taxes	37,124	32,462	29,729	68,553
Less:
Interest income	3,942	593	11,970	6,196

EBITDA	$126,216	$101,259	$249,889	$251,007

EMEA
Net income	$52,347	$26,043	$129,849	$57,555
Add:
Depreciation and amortization	3,129	3,247	9,207	11,564
Interest expense	214	762	713	1,621
Provision for income taxes	14,884	8,839	41,293	24,053
Less:
Interest income	1,910	190	8,453	896

EBITDA	$68,664	$38,701	$172,609	$93,897

Asia Pacific
Net income	$11,327	$3,241	$28,802	$8,942
Add:
Depreciation and amortization	1,741	1,990	4,769	3,976
Interest expense	910	775	2,478	2,486
Provision for income taxes	5,212	2,411	15,872	7,346
Less:
Interest income	118	73	293	164

EBITDA	$19,072	$8,344	$51,628	$22,586

Global Investment Management
Net income	$12,271	$8,185	$55,797	$14,478
Add:
Depreciation and amortization	666	512	1,938	1,513
Interest expense	1,100	524	2,739	1,775
Provision for income taxes	9,461	6,093	43,621	8,179
Less:
Interest income	279	146	856	312

EBITDA	$23,219	$15,168	$103,239	$25,633

Development Services
Net loss	$(2,781)	$—	$(12,793)	$—
Add:
Depreciation and amortization	3,998	—	10,285	—
Interest expense	5,677	—	14,418	—
Benefit for income taxes	(2,526)	—	(9,003)	—
Less:
Interest income	1,646	—	3,861	—

EBITDA	$2,722	$—	$(954)	$—

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Americas

        Revenue increased by $289.3 million, or 46.3%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase was driven by acquisitions, particularly our acquisition of Trammell Crow Company and organic growth. Foreign currency translation had a $4.1 million positive impact on total revenue during the three months ended September 30, 2007.

        Cost of services increased by $208.1 million, or 58.0%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily due to an increase in salaries and related costs associated with our property and facilities management contracts as well as higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $2.0 million negative impact on cost of services during the three months ended September 30, 2007. Cost of services as a percentage of revenue increased from 57.4% for the three months ended September 30, 2006 to 62.0% for the three months ended September 30, 2007, primarily due to the increase in salaries and related costs associated with our property and facilities management contracts (the reimbursement of which is now reflected in revenue) as our business shifted towards outsourcing services as a result of the Trammell Crow Company Acquisition.

        Operating, administrative and other expenses increased $52.9 million, or 31.2%, mainly driven by higher costs as a result of our acquisition of Trammell Crow Company, including increased payroll-related costs as well as higher occupancy and marketing costs. Foreign currency translation had a $1.3 million negative impact on total operating expenses during the three months ended September 30, 2007.

EMEA

        Revenue increased by $106.0 million, or 49.5%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This revenue increase was nearly all organic and was primarily driven by strong performance across all business lines, particularly in the United Kingdom, France, Spain and Germany. Foreign currency translation had a $21.1 million positive impact on total revenue during the three months ended September 30, 2007.

        Cost of services increased $38.8 million, or 33.8%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount, partially due to acquisitions. Higher salaries and related costs associated with our property and facilities management contracts also contributed to the increase. These increases were partially offset by a curtailment gain of $10.0 million recognized in the current year as a result of the freezing of our U.K. pension plans (see Note 15 of the Notes to Consolidated Financial Statements). Foreign currency translation had a $10.1 million negative impact on cost of services during the three months ended September 30, 2007. Cost of services as a percentage of revenue decreased from 53.5% for the three months ended September 30, 2006 to 47.9% for the three months ended September 30, 2007 largely driven by the impact of the aforementioned curtailment gain in the current year.

        Operating, administrative and other expenses increased by $35.6 million, or 58.2%, mainly due to higher payroll-related costs, including bonuses, in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $6.2 million negative impact on total operating expenses during the three months ended September 30, 2007.

Asia Pacific

        Revenue increased by $47.4 million, or 54.5%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This increase was mostly organic and was driven by improved performance in the region, most notably in Australia, China and Japan. Foreign currency translation had a $6.9 million positive impact on total revenue during the three months ended September 30, 2007.

        Cost of services increased by $23.9 million, or 50.0%, mainly driven by increased producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenues and increased headcount, partially due to acquisitions. Higher salaries and related costs associated with our property and facilities management contracts also contributed to the increase. Cost of services as a percentage of revenue decreased from 54.9% for the three months ended September 30, 2006 to 53.3% for the three months ended September 30, 2007, primarily driven by lower cost of services as a percentage of revenue in Japan, partially attributable to the full integration of IKOMA, which led to improved productivity in Japan. Foreign currency translation had a $3.6 million negative impact on cost of services for the three months ended September 30, 2007.

        Operating, administrative and other expenses increased by $10.5 million, or 32.4%, primarily due to an increase in payroll-related costs, including bonuses, which largely resulted from improved results in the region. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $1.4 million negative impact on total operating expenses during the three months ended September 30, 2007.

Global Investment Management

        Revenue increased by $57.7 million, or 139.5%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The improvement was mainly due to higher incentive fees as well as increased investment management fees earned in the United States and the United Kingdom. Assets under management continued to grow during the three months ended September 30, 2007, increasing by 42.4% versus last year's third quarter and by 7.2% from the second quarter of 2007 to $35.6 billion. Foreign currency translation had a $1.6 million positive impact on total revenue during the three months ended September 30, 2007.

        Operating, administrative and other expenses increased by $47.7 million, or 159.2%, primarily due to higher bonus expense resulting from improved results as well as an increase in carried interest incentive compensation expense of $11.0 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management. During the three months ended September 30, 2007, we recorded a total of $17.6 million of incentive compensation expense related to carried interest revenue, a small part of which pertained to revenue recognized during the current year with the remainder (approximately $17.5 million) relating to future periods' revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $17.5 million of additional incentive compensation expense accrued during the three months ended September 30, 2007. Foreign currency translation had a $0.9 million negative impact on total operating expenses during the three months ended September 30, 2007.

Development Services

        The Development Services segment consists of real estate development and investment activities primarily in the United States acquired in the Trammell Crow Company Acquisition on December 20, 2006. This segment generated revenue of $24.3 million and total operating expenses of $28.6 million for the three months ended September 30, 2007. The loss incurred in this segment was largely a result of purchase accounting for the Trammell Crow Company Acquisition, which requires the write-up of assets to fair value upon acquisition, thereby eliminating any gains in the near term. For the three months ended September 30, 2007, this segment's results were reduced by approximately $8.4 million as a result of purchase accounting. Development activity remained strong in the third quarter of 2007 as evidenced by our inventory of in-process and pipeline projects at September 30, 2007, which totaled $9.6 billion, matching the level at mid-year 2007 and remaining a high for this business.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Americas

        Revenue increased by $924.7 million, or 53.9%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was driven by acquisitions, particularly our acquisition of Trammell Crow Company, and organic growth. The organic growth reflects higher sales and lease transaction revenue as well as increased activity in our appraisal/valuation and mortgage brokerage operations. Foreign currency translation had a $4.8 million positive impact on total revenue during the nine months ended September 30, 2007.

        Cost of services increased by $639.6 million, or 65.5%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to an increase in salaries and related costs associated with our property and facilities management contracts as well as higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $2.2 million negative impact on cost of services during the nine months ended September 30, 2007. Cost of services as a percentage of revenue increased from 56.9% for the nine months ended September 30, 2006 to 61.2% for the nine months ended September 30, 2007, primarily due to the increase in salaries and related costs associated with our property and facilities management contracts (the reimbursement of which is now reflected in revenue) as our business shifted towards outsourcing services as a result of the Trammell Crow Company Acquisition.

        Operating, administrative and other expenses increased $213.4 million, or 42.8%, mainly driven by higher costs as a result of our acquisition of Trammell Crow Company in December 2006, including increased payroll-related costs and bonuses, as well as higher occupancy and marketing costs. Foreign currency translation had a $1.5 million negative impact on total operating expenses during the nine months ended September 30, 2007.

EMEA

        Revenue increased by $305.3 million, or 53.5%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This largely organic revenue increase was primarily driven by strong performance across all business lines, particularly in the United Kingdom, France, Spain and Germany. Foreign currency translation had a $68.1 million positive impact on total revenue during the nine months ended September 30, 2007.

        Cost of services increased $135.7 million, or 44.5%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount, partially due to acquisitions. Higher salaries and related costs associated with our property and facilities management contracts also contributed to the increase. These increases were partially offset by a curtailment gain of $10.0 million recognized in the current year as a result of the freezing of our U.K. pension plans (see Note 15 of the Notes to Consolidated Financial Statements). Foreign currency translation had a $34.5 million negative impact on cost of services during the nine months ended September 30, 2007. Cost of services as a percentage of revenue decreased from 53.4% for the nine months ended September 30, 2006 to 50.3% for the nine months ended September 30, 2007, partially driven by the impact of the aforementioned curtailment gain in the current year as well as a higher composition of revenue earned from markets with lower cost of services.

        Operating, administrative and other expenses increased by $88.6 million, or 51.2%, mainly due to higher payroll-related costs, including bonuses, in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $19.9 million negative impact on total operating expenses during the nine months ended September 30, 2007.

Asia Pacific

        Revenue increased by $113.2 million, or 47.7%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This predominantly organic revenue increase was primarily driven by improved performance in the region, most notably in Australia, China, Singapore and Japan. Foreign currency translation had a $12.6 million positive impact on total revenue during the nine months ended September 30, 2007.

        Cost of services increased by $45.3 million, or 34.7%, mainly driven by increased producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenues and increased headcount, partially due to acquisitions. Higher salaries and related costs associated with our property and facilities management contracts also contributed to the increase. These increases were partially offset by lower cost of services in Japan, partially attributable to the full integration of IKOMA, which led to improved productivity in Japan. Cost of services as a percentage of revenue decreased from 55.1% for the nine months ended September 30, 2006 to 50.2% for the nine months ended September 30, 2007, primarily driven by the above mentioned lower cost of services in Japan. Foreign currency translation had a $7.0 million negative impact on cost of services for the nine months ended September 30, 2007.

        Operating, administrative and other expenses increased by $32.3 million, or 38.3%, primarily due to an increase in payroll-related costs, including bonuses, which largely resulted from improved results in the region. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $3.4 million negative impact on total operating expenses during the nine months ended September 30, 2007.

Global Investment Management

        Revenue increased by $169.7 million, or 171.8%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The improvement was mainly due to higher carried interest revenue earned of $62.6 million as well as higher incentive fees and increased investment management fees earned in the United States and the United Kingdom. Total assets under management at September 30, 2007 rose 24.5% from year-end 2006 to $35.6 billion. Foreign currency translation had a $5.0 million positive impact on total revenue during the nine months ended September 30, 2007.

        Operating, administrative and other expenses increased by $92.6 million, or 107.7%, primarily due to higher bonus expense resulting from improved results as well as an increase in carried interest incentive compensation expense of $24.3 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management. During the nine months ended September 30, 2007, we recorded a total of $47.1 million of incentive compensation expense related to carried interest revenue, a part of which pertained to revenue recognized during the current year with the remainder (approximately $34.5 million) relating to future periods' revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $34.5 million of additional incentive compensation expense accrued during the nine months ended September 30, 2007. Foreign currency translation had a $3.2 million negative impact on total operating expenses during the nine months ended September 30, 2007.

Development Services

        The Development Services segment consists of real estate development and investment activities primarily in the United States acquired in the Trammell Crow Company Acquisition on December 20, 2006. This segment generated revenue of $61.4 million and total operating expenses of $81.3 million for the nine months ended September 30, 2007. The loss incurred in this segment was largely a result of purchase accounting for the Trammell Crow Company Acquisition, which requires the write-up of assets to fair value upon acquisition, thereby eliminating any gains in the near term. For the nine months ended September 30, 2007, this segment's results were reduced by approximately $21.0 million as a result of purchase accounting. Our inventory of in-process and pipeline projects at September 30, 2007 rose 14.3% from year-end 2006 to $9.6 billion.

Liquidity and Capital Resources

        We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2007 is approximately $88.1 million of anticipated net capital expenditures, including $27.3 million associated with recent acquisitions. During the nine months ended September 30, 2007, we funded approximately $39.2 million of these net capital expenditures. The capital expenditures for 2007 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

        The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are our obligations related to our deferred compensation plans and our U.K. pension plans. Pursuant to our deferred compensation plans, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plans represent future cash payment obligations for us. We currently have invested in insurance and mutual funds for the purpose of funding our future cash deferred compensation obligations. In addition, upon each distribution under the plans, we receive a corresponding tax deduction for such compensation payment. Our U.K. subsidiaries maintain pension plans with respect to which a limited number of our U.K. employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. During the third quarter of 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. In connection with this change, certain plan assets and liabilities were remeasured, which resulted in an underfunded obligation of $22.1 million at September 30, 2007 as compared to a $58.0 million underfunded obligation at December 31, 2006.

        We expect that any future obligations under our deferred compensation plans and pension plans that are not currently funded will be funded out of our future cash flow from operations.

        In January 2007, we sold Trammell Crow Company's approximately 19% ownership interest in Savills plc at a net loss, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The pre-tax proceeds from the sale, net of selling costs, totaled approximately $311.0 million and have been used to reduce net indebtedness.

        On November 7, 2007, we announced a share repurchase program of up to $500.0 million of our outstanding common stock, which has been authorized by our board of directors. We expect this share repurchase program will be funded out of our cash flow from operations as well as our revolving credit facility.

Historical Cash Flows

  Operating Activities

        Net cash provided by operating activities totaled $410.0 million for the nine months ended September 30, 2007, an increase of $323.6 million as compared to the nine months ended September 30, 2006. The Trammell Crow Company Acquisition has impacted substantially all components of cash used in our operating activities making comparison against the same period in the prior year not meaningful. The sharp increase in cash provided by operating activities during the nine months ended September 30, 2007 was primarily due to approximately $311.0 million in proceeds received upon sale of the approximately 19% ownership in Savills plc, a real estate services company based in the United Kingdom, held by Trammell Crow Company.

  Investing Activities

        Net cash used in investing activities totaled $213.2 million for the nine months ended September 30, 2007, an increase of $77.3 million as compared to the nine months ended September 30, 2006. The increase was primarily driven by the usage of cash to purchase an additional $107.7 million of real estate held for investment during the nine months ended September 30, 2007 as well as higher capital expenditures in the current year. These increases were partially offset by higher proceeds received from the sale of servicing rights and other assets in the current year as well as a cash settlement in the current year relative to a lease arrangement in the United Kingdom.

  Financing Activities

        Net cash used in financing activities totaled $15.2 million for the nine months ended September 30, 2007, a decrease of $250.8 million as compared to the nine months ended September 30, 2006. The decrease in cash used in financing activities was primarily driven by activities within our Development Services segment, including an increase in minority interest contributions, higher short-term borrowings related to a revolving line of credit as well as net proceeds received from notes payable on real estate held for investment in the current year. Additionally, the repayment of $164.7 million of our 11 1/4% senior subordinated notes in the prior year, partially offset by higher net repayments under our Credit Agreement in the current year, also contributed to the variance.

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

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2007, we had $43.3 million of revolving credit facility principal outstanding with a related weighted average interest rate of 8.1%, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2006, we had no revolving credit facility principal outstanding. As of September 30, 2007, letters of credit totaling $11.6 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. During the nine months ended September 30, 2007, we repaid $146.0 million and $137.3 million of our tranche A and tranche B loan facilities, respectively. As of September 30, 2007 and December 31, 2006, we had $827.0 million and $973.0 million of tranche A term loan facilities' principal outstanding, respectively, and $962.8 million and $1.1 billion of tranche B term loan facilities' principal outstanding, respectively, each with a related interest rate of 7.0% and 6.9%, respectively, as of September 30, 2007 and December 31, 2006 and included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. The hedge ineffectiveness for the period from March 20, 2007 through September 30, 2007 was not significant. As of September 30, 2007, the fair value of these interest rate swap agreements was reflected as a $6.7 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

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

        In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., a wholly-owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which were due May 15, 2010. CBRE Escrow, Inc. merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes were unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services' current and future secured indebtedness. The 9 3/4% senior notes were jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrued at a rate of 9 3/4% per year and was payable semi-annually in arrears on May 15 and November 15. Before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006, we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of our outstanding 9 3/4% senior notes, which resulted in the repurchase of all but $3.3 million of these notes. The remaining $3.3 million of 9 3/4% senior notes were redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date, which we elected to redeem during the nine months ended September 30, 2007.

        From time to time, Moody's Investor Service and Standard & Poor's Ratings Service rate our senior debt. Neither the Moody's nor the Standard & Poor's ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such current or future borrowings.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note will bear interest at 0.25% and the note will terminate on December 3, 2007, which can be extended by a written amendment. As of September 30, 2007, there were no amounts outstanding under this revolving credit note.

        Our wholly-owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA, or WaMu, and JP Morgan Chase Bank, N.A., or JP Morgan, for the purpose of funding mortgage loans that will be resold.

        Effective July 1, 2006, CBRE Melody entered into a $200.0 million multifamily mortgage loan repurchase agreement, or Repo Agreement, with WaMu. The Repo Agreement continues indefinitely unless or until 30 days written notice is delivered, prior to the termination date, by either CBRE Melody or WaMu. Under the Repo Agreement, CBRE Melody will originate multifamily loans and sell such loans to one or more investors, including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu has agreed to purchase certain qualifying mortgage loans after such loans have been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody's obligation to repurchase the mortgage loan. Effective August 20, 2007, CBRE Melody entered into a first amendment to the Repo Agreement, with WaMu. This amendment provides for, among other things, a change in interest rate from one-month LIBOR, set daily plus 0.75% to one-month LIBOR, set daily plus 0.70%.

        On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit, bears interest at the daily Chase London LIBOR rate plus 0.75% and expired on November 14, 2006. On November 14, 2006, CBRE Melody executed an amendment to the credit agreement whereby the maturity date was extended to November 30, 2007. On September 13, 2007, CBRE Melody entered into an amendment to their secured credit agreement with JP Morgan. This amendment increases the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%.

        During the nine months ended September 30, 2007, we had a maximum of $450.9 million warehouse lines of credit principal outstanding. As of September 30, 2007 and December 31, 2006, we had $450.9 million and $104.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $450.9 million and $104.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2007 and December 31, 2006, respectively, and which are also included in the accompanying consolidated balance sheets. As of October 31, 2007, the warehouse lines of credit outstanding and related warehouse receivables declined to $47.4 million.

        On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan, for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. On November 14, 2006, CBRE Melody executed an amendment extending the maturity on this note to November 30, 2007. Effective May 1, 2007, CBRE Melody executed an amendment, which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. As of September 30, 2007 and December 31, 2006, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under the credit agreement will be used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. This agreement bears interest at the daily British Bankers Association LIBOR rate plus 0.65% and expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than twelve months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of September 30, 2007, there was $49.1 million outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million as of September 30, 2007 and December 31, 2006.

        In January 2006, we acquired an additional stake in our Japanese affiliate, CB Richard Ellis (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we now consolidate IKOMA's financial statements, which included debt. IKOMA utilized short-term borrowings to assist in funding its working capital requirements. As of September 30, 2007, there was no amount of outstanding debt for IKOMA. As of December 31, 2006, IKOMA had $6.7 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2007 and December 31, 2006, $2.1 million and $2.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of September 30, 2007 and December 31, 2006, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

        We have four deferred compensation plans, or DCPs. The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The third, which we refer to as the Restoration Plan and was assumed by us in connection with our acquisition of Insignia, has been frozen and is no longer accepting deferrals. The fourth, which we refer to as the Trammell Crow Company DCP, was adopted by the Trammell Crow Company effective January 1, 2006, and assumed by us in connection with the Trammell Crow Company Acquisition. Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant's employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if a larger number of our employees take in-service distributions or leave our employment sooner than we expect. The deferred compensation liability in the accompanying consolidated balance sheets was $278.6 million and $234.2 million at September 30, 2007 and December 31, 2006, respectively.

Pension Liability

        Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During the third quarter of 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the U.K.

        In connection with this change, we recorded a curtailment gain of $10.0 million during the nine months ended September 30, 2007 and certain plan assets and liabilities were remeasured. The resulting underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $22.1 million at September 30, 2007 as compared to $58.0 million at December 31, 2006. Unamortized actuarial loss included in accumulated other comprehensive income in the accompanying consolidated balance sheets was reduced to $15.1 million at September 30, 2007 from $49.1 million at December 31, 2006 and continues to be amortized over an actuarially determined period.

        We expect to contribute a total of $9.9 million to fund our pension plans for the year ending December 31, 2007, of which $7.2 million was funded as of September 30, 2007. Additionally, we are in negotiations with the trustees of the pension plans to contribute additional funding (the amount of which is still to be determined) in the near term.

Other Obligations and Commitments

        We had outstanding letters of credit totaling $10.4 million as of September 30, 2007, excluding letters of credit related to our subsidiaries' outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment. The letters of credit expire at varying dates through November 2008.

        We had guarantees totaling $6.9 million as of September 30, 2007, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

        Additionally, in connection with the Trammell Crow Company Acquisition, we have assumed numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2007, we had committed $79.5 million to fund future co-investments, of which $12.4 million is expected to be funded during 2007. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Seasonality

        A significant portion of our revenue is seasonal, which can affect an investor's ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions toward the fiscal year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with profits growing or losses decreasing in each subsequent quarter.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," or SFAS No. 158. SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer's fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

        In November 2006, the FASB issued EITF Issue No. 06-8, "Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums," or EITF Issue No. 06-8. EITF Issue No. 06-8 establishes that a company should evaluate the adequacy of the buyer's continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF Issue No. 06-8 is effective for the first annual reporting period beginning after March 15, 2007. We do not expect the adoption of EITF Issue No. 06-8 to have a material effect on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159, if any, on our consolidated financial position and results of operations.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "could," "should," "propose," "continue," "estimate,"

"expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases are used in this Quarterly Report on Form 10-Q to identify forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

        These forward-looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

        The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

  •
  changes in general economic and business conditions, particularly in geographies where our business may be concentrated, including with respect to interest rates, the cost and availability of capital for investment in real estate, clients' willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets;

  •
  our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

  •
  integration issues arising out of the acquisition of Trammell Crow Company and other companies we may acquire, including that we may not be able to improve operating efficiency as much as anticipated;

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

  •
  a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

  •
  our ability to leverage our global services platform to maximize and sustain long-term cash flow;

  •
  our ability to maximize cross-selling opportunities;

  •
  trends in use of large, full-service real estate providers;

  •
  diversification of our client base;

  •
  improvements in operating efficiency;

  •
  our ability to sufficiently protect our intellectual property, including protection of our global brand;

  •
  trends in pricing for commercial real estate services;

  •
  liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

  •
  the ability of CBRE Melody to periodically amend, or replace, on satisfactory terms the agreements for its indebtedness;

  •
  the effect of implementation of new tax and accounting rules and standards; and

  •
  the other factors described in our current Annual Report on Form 10-K, included under the heading "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies," and "Quantitative and Qualitative Disclosures About Market Risk."

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

        During the nine months ended September 30, 2007, approximately 34.9% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar and the Australian dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings.

        As of December 31, 2006, we had two option agreements outstanding to purchase an aggregate notional amount of 160.0 million British pounds sterling, which were terminated in January 2007 in connection with the sale of Trammell Crow Company's investment in Savills plc. On January 22, 2007, we entered into an option agreement to sell a notional amount of 50.0 million British pounds sterling, which expires on December 27, 2007. On April 2, 2007, we entered into three options agreements, including one to sell a notional amount of 17.0 million euros, which expired on June 27, 2007. The second option agreement was to sell a notional amount of 19.0 million euros and expired on September 26, 2007. The third option agreement was to sell a notional amount of 38.0 million euros and expires on December 27, 2007. Included in the accompanying consolidated statements of operations were charges of $1.7 million and $4.9 million for the three and nine months ended September 30, 2007, respectively, resulting from net losses on foreign currency exchange option contracts. We apply Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

        We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivatives contracts has not been significant.

        Estimated fair values for the term loans under our senior secured term loan facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. The hedge ineffectiveness for the period from March 20, 2007 through September 30, 2007 was not significant. As of September 30, 2007, the fair value of these interest rate swap agreements was reflected as a $6.7 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

        We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 65 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding unhedged variable rate debt at September 30, 2007, the net impact would be a decrease of $4.6 million on pre-tax income and cash provided by operating activities for the nine months ended September 30, 2007.

        We also have $514.2 million of notes payable on real estate as of September 30, 2007. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $5.1 million. From time to time, we enter into interest rate cap agreements in order to limit our interest expense related to our notes payable on real estate. These interest rate cap agreements are not designated as effective hedges under SFAS No. 133 and are therefore marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate cap agreements for the three and nine months ended September 30, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

        We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Exchange Act Rule 13a-15(c) as of the end of the period covered by this report.

        No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securityholders' Agreement, dated as of July 20, 2001 ("Securityholders' Agreement"), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)
4.2(b)
Amendment and Waiver to Securityholders' Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders' Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)
4.2(c)
Second Amendment and Waiver to Securityholders' Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders' Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)
4.2(d)
Third Amendment and Waiver to Securityholders' Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 2, 2005)
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

CB RICHARD ELLIS GROUP, INC.
Date: November 9, 2007	/s/ KENNETH J. KAY Kenneth J. Kay Chief Financial Officer (principal financial officer)
Date: November 9, 2007	/s/ GIL BOROK Gil Borok Chief Accounting Officer (principal accounting officer)