Form 10-K
period 2007-12-31
CB RICHARD ELLIS GROUP INC
filed 2008-02-29
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $8.4 billion based upon the last sales price on June 29, 2007 on the New York Stock Exchange of $36.50 for the registrant’s Class A Common Stock.

As of February 15, 2008, the number of shares of Class A Common Stock outstanding was 202,053,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2008 Annual Meeting of Stockholders to be held June 2, 2008 are incorporated by reference in Part III of this Form 10-K Report.

CB RICHARD ELLIS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Item 1. Business

Company Overview

CB Richard Ellis Group, Inc. (which may be referred to in this Form 10-K as “we”, “us” and “our”) is the world’s largest commercial real estate services firm, based on 2007 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2007, excluding affiliate offices, we operated in more than 300 offices worldwide with over 29,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and providing development services under the “Trammell Crow” brand name. Our business is focused on a range of service competencies, including tenant representation, property/agency leasing, property sales, commercial property and corporate facilities management, valuation, real estate investment management, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions and proprietary research. We generate revenue on a per project or transactional basis and from contractual management fees. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, we were ranked #520 on the Fortune list of largest U.S. companies, #33 on the Fortune list of 100 Fastest Growing U.S. Companies and #16 on the Business Week list of “Best in Class” companies.

During the year ended December 31, 2007, we generated revenue from a well-balanced, highly diversified base of clients that includes over 85 of the Fortune 100 companies. Many of our clients are consolidating their commercial real estate-related needs with fewer providers and, as a result, awarding their business to those providers that have a strong presence in important markets and the ability to provide a complete range of services worldwide. As a result of this trend and our ability to deliver comprehensive integrated solutions for our clients’ needs across a wide range of markets, we believe we are well positioned to capture a growing percentage of our clients’ commercial real estate services needs.

CB Richard Ellis History

CB Richard Ellis marked its 101st year of continuous operations in 2007, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. That company grew to become one of the largest commercial real estate services firms in the western United States during the 1940s. In the 1960s and 1970s, the company expanded both its service portfolio and geographic coverage to become a full-service provider with a growing presence throughout the United States.

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

In July 2003, our global position was further solidified as our wholly-owned subsidiary CB Richard Ellis Services and Insignia Financial Group, Inc. were brought together to form a premier, worldwide, full-service real estate services company. As a result of the Insignia acquisition, we operate globally under the “CB Richard Ellis” brand name, which we believe is a well-recognized brand in virtually all of the world’s key business centers. In order to enhance our financing flexibility and to provide liquidity for some of our stockholders, in June 2004, we completed the initial public offering of our common stock. On December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders.

In December 2006, we completed the acquisition of Trammell Crow Company, our largest acquisition to date, which deepened our outsourcing services offerings for corporate and institutional clients, especially project and facilities management, strengthened our ability to provide integrated account management solutions across geographies, and established people, resources and expertise to offer real estate development services throughout the United States.

Beginning in 2005 and continuing throughout 2007, we have supplemented our global capabilities through the acquisition of regional and specialty-niche firms that are leaders in their areas of concentration or in their local markets, including regional firms with which we had previous affiliate relationships. These “in-fill” acquisitions remain an integral part of our strategy.

Our Corporate Structure

CB Richard Ellis Group, Inc. is a holding company that conducts all of its operations through its indirect subsidiaries. CB Richard Ellis Services, Inc., our direct wholly-owned subsidiary, is also generally a holding company and is the primary obligor or issuer with respect to most of our long-term indebtedness, including our senior secured term loan facilities obtained to finance the acquisition of Trammell Crow Company.

In our Americas segment, most of our advisory services and outsourcing services operations are conducted through our indirect wholly-owned subsidiary CB Richard Ellis, Inc. Our mortgage loan origination and servicing operations are conducted exclusively through our indirect wholly-owned subsidiary CBRE Melody and its subsidiaries. Our operations in Canada are primarily conducted through our indirect wholly-owned subsidiary CB Richard Ellis Limited.

In our Europe, Middle East and Africa, or EMEA, segment, operations are conducted through a number of indirect wholly-owned subsidiaries. The most significant of such subsidiaries include CB Richard Ellis Ltd. (the United Kingdom), CB Richard Ellis Holding SAS (France), CB Richard Ellis GmbH (Germany), CB Richard Ellis SA (Spain), CB Richard Ellis, B.V. (the Netherlands) and CB Richard Ellis (Ireland).

In our Asia Pacific segment, operations are primarily conducted through a number of indirect wholly-owned subsidiaries, including CB Richard Ellis Pty Ltd. (Australia), CB Richard Ellis Ltd. (New Zealand), CB Richard Ellis Ltd. (Hong Kong, China and Taiwan), CB Richard Ellis Korea Co Ltd. (Korea) and CB Richard Ellis Pte Ltd. (Singapore) as well as a majority ownership in CB Richard Ellis KK (Japan) and CB Richard Ellis South Asia Pte Ltd (India).

Operations in our Global Investment Management segment are conducted through our indirect wholly-owned subsidiary CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors.

Operations in our Development Services segment are conducted through our indirect wholly-owned subsidiaries Trammell Crow Company, Trammell Crow Services, Inc. and certain of its subsidiaries.

Industry Overview

Our business covers all aspects of the commercial real estate services industry, including tenant representation, property/agency leasing, property sales, commercial property and corporate facilities management, valuation, real estate investment management, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions and proprietary research.

We review on a quarterly basis various internally-generated statistics and estimates regarding both office and industrial space within the U.S. commercial real estate services industry, including the total available “stock” of rentable space and the average rent per square foot of space. Our management believes that changes in the addressable commercial rental market represented by the product of available stock and rent per square foot provide a reliable estimate of changes in the overall commercial real estate services industry because nearly all segments within the industry are affected by changes in these two measurements. We estimate that the product of available stock and rent per square foot grew at a compound annual growth rate of approximately 4.2% from 1997 through 2007.

We believe the current key drivers of revenue growth for the largest commercial real estate services companies are primarily: (1) the continued outsourcing of commercial real estate services, (2) the consolidation of clients’ activities with fewer providers, (3) the increasing institutional ownership of commercial real estate, (4) healthy occupier market fundamentals, (5) acquisition opportunities and (6) attracting and retaining talent.

Outsourcing

Motivated to reduce costs, lower overhead, improve execution across markets, increase operational efficiency and focus more closely on their core competencies, property owners and occupiers have been increasingly contracting out for their commercial real estate services, including the following:

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

Institutional Ownership of Commercial Real Estate

Institutional owners, such as real estate investment trusts, or REITs, pension funds, foreign institutions and other financial entities, increasingly have been acquiring more real estate assets. Many institutional investors have been allocating a higher percentage of their capital to real estate in order to diversify their investment portfolios and these investments often generate higher current-cash yields than is available with alternative investments. Total U.S. real estate assets held by institutional owners increased to $719 billion in 2007 from $320 billion in 1997. REITs were the main drivers of this growth during this period, with an increase of approximately 263%. Foreign institutions increased their U.S. real estate holdings by approximately 90% over this period, while pension funds increased their holdings by approximately one-third. We believe it is likely that many of these owners will outsource management of their portfolios and consolidate their use of real estate services vendors.

Healthy Occupier Market Fundamentals

A worldwide economic expansion has produced healthy occupier market fundamentals in major cities across the globe. Demand for real estate, especially office space, has increased while commercial construction has generally remained subdued compared with historic standards. This trend has contributed to positive absorption, low vacancy rates and improved rental rates. Healthy occupier market fundamentals remain the norm despite the U.S. economic slowdown in 2007.

Acquisition Opportunities

Revenue growth and market share gains can be achieved through the strategic acquisition of local and regional service firms, as well as those specializing in specific market niches. We believe the opportunities to make additional acquisitions will increase due to the softer leasing and investment sales environment. Firms that are dependent on a single geographic market or limited service specialties will find it more difficult to compete in a softer market and will be attracted to a broader and more diversified global platform.

Attracting and Retaining Talent

Attracting and retaining the best real estate services professionals is fundamental to a successful growth strategy. A broad global platform, strong brand and local market leadership position a company well to draw top professionals away from smaller, less diversified firms. This is especially true during periods of slower market activity. Investing heavily in the continuous training, development and skill-enhancement of existing professionals is key to success in this area.

Our Regions of Operation and Principal Services

We report our results of operations through five segments: (1) the Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 25 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is also set forth in Note 25 of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

The Americas

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest metropolitan regions in Canada and selected parts of Latin America through both wholly-owned operations as well as affiliated offices. Our Americas segment accounted for 61.1% of our 2007 revenue, 62.2% of our 2006 revenue and 68.0% of our 2005 revenue. Within our Americas segment, we organize our services into the following business areas:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 42.5% of our 2007 consolidated revenue, 50.0% of our 2006 consolidated revenue (includes activity from the date we acquired Trammell Crow Company, December 20, 2006, through December 31, 2006) and 54.7% of our 2005 consolidated revenue.

Within advisory services, our major service lines are the following:

•

Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. These businesses are built upon strong client relationships that frequently lead to recurring revenue opportunities over many years. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as advisors as well as transaction executors. During 2007, we advised on over 31,000 lease transactions involving aggregate rents of approximately $48.3 billion and over 7,000 real estate sales transactions with an aggregate value of approximately $87.8 billion. During 2006, we advised on over 25,000 lease transactions involving aggregate rents of approximately $38.7 billion and over 6,200 real estate sales transactions with an aggregate value of approximately $73.9 billion. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Dallas, Houston, Los Angeles, Miami, New York, Philadelphia and Washington, D.C.

Our real estate services professionals are compensated primarily through commission-based programs, which are payable upon completion of an assignment. Therefore, as compensation is our largest expense, this cost structure gives us flexibility to mitigate the negative effect on our operating margins during difficult market conditions. Due to the low barriers to entry and significant competition for quality employees, we strive to retain top professionals through an attractive compensation program tied to productivity. We also believe we invest in greater support resources than most other firms. For example, we believe our professional development and training programs are the most extensive in the industry. In addition, we invest heavily in gathering market information, technology, branding and marketing. We also foster an entrepreneurial culture that emphasizes client service and rewards performance.

We further strengthen our relationships with our real estate services clients by offering proprietary research to them through our commercial real estate market information and forecasting unit, CBRE Torto Wheaton Research. CBRE Torto Wheaton Research provides data and analysis to its clients in various formats, including TWR Outlook reports for the office, industrial, hotel, retail and multi-housing sectors covering more than 50 U.S. metropolitan areas and the TWR Select office and industrial database covering over 288,000 commercial properties.

•

Capital Markets. In 2005, we combined our investment sales and debt/equity financing professionals into one fully integrated service offering called CBRE Capital Markets. The move formalized our collaboration between the investment sales professionals and debt/equity financing experts that has grown as investors have sought comprehensive capital markets solutions, rather than separate sales and financing transactions. During 2007, we concluded more than $91.6 billion of capital markets transactions in the Americas, including $66.6 billion of investment sales transactions and $25.0 billion of mortgage loan originations.

Our Investment Properties business, which includes office, industrial, retail, multi-family and hotel properties, is one of the largest investment sales property advisors in the United States, with a market share of approximately 16.6% in 2007. Our U.S. investment sales activity grew by approximately 25% during 2007 versus an increase of approximately 24% for the U.S. market as a whole. CBRE Melody, our wholly-owned subsidiary, originates and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. CBRE Melody’s $25.0 billion mortgage loan origination volume in 2007 represents an increase of 21% from 2006. Approximately $2.4 billion of loans were originated for federal government sponsored entities, most of which were financed through revolving credit lines dedicated exclusively for this purpose. Loans financed through the revolving credit lines generally occur with principal risk that is substantially mitigated because CBRE Melody obtains a contractual purchase commitment from the government sponsored entity before it actually originates the loan. In 2007, GEMSA Loan Services, a joint venture between CBRE Melody and GE Capital Real Estate, serviced approximately $110.5 billion of mortgage loans, $60.8 billion of which relate to the servicing rights of CBRE Melody.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to our clients, which we believe provides us with an advantage over our competitors. We believe that our valuation business is one of the largest in the industry. During 2007, we completed over 30,000 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing is a long-term trend in commercial real estate, with corporations, institutions, public sector entities and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services primarily include two business lines that seek to capitalize on this trend: (1) corporate services and (2) asset services. Although our management agreements with our outsourcing clients generally may be terminated with notice ranging between 30 days to a year, we have developed long-term relationships with many of these clients and we continue to work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2007, we managed over 1.0 billion square feet of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Our outsourcing services business line accounted for 18.6% of our 2007 consolidated revenue, 12.2% of our 2006 consolidated revenue (includes activity of Trammell Crow Company from December 20, 2006, the date we acquired Trammell Crow Company, through December 31, 2006) and 14.7% of our 2005 consolidated revenue.

•

Corporate Services. We provide a comprehensive suite of services, including transaction management, project management, facilities management, strategic consulting, portfolio management and other services to leading global corporations, health care institutions and public sector entities with large, geographically–diverse real estate portfolios. Project management services are typically provided on a portfolio-wide or programmatic basis. Corporate facilities under management include headquarters buildings, regional offices, administrative offices and manufacturing and distribution facilities. We identify best practices, implement technology solutions and leverage our resources to control clients’ facilities costs and enhance the workplace environment. We seek to enter into multi-year, multi-service outsourcing contracts with our clients, but also provide services on a one-off assignment or a short-term contract basis. We enter into long-term, contractual relationships with these organizations with the goal of ensuring that our clients’ real estate strategies support their overall business strategies. Revenues for project management include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues may also include reimbursement of payroll and related costs for personnel providing the services. Contracts for facilities management services are typically structured so we receive reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly fee, and in some cases, annual incentives if agreed-upon performance targets are satisfied.

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

Europe, Middle East and Africa (EMEA)

Our EMEA segment operates in 33 countries, with its largest operations located in the United Kingdom, France, Germany, Spain, the Netherlands, Ireland and Russia. Within EMEA, our services are organized along the same lines as in the Americas, including brokerage, investment properties, corporate services, valuation/appraisal services, asset management services and facilities management, among others. Our EMEA segment accounted for 21.8% of our 2007 revenue, 23.2% of our 2006 revenue and 22.2% of our 2005 revenue.

We are one of the leading commercial real estate services companies in the United Kingdom. We hold a leading market position in London in terms of 2007 leased square footage and provide a broad range of commercial property real estate services to investment, commercial and corporate clients located in London. We also have ten regional offices in Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Edinburgh, Southampton, Belfast and Glasgow. In France, we believe we are a market leader in Paris and we provide a complete range of services to the commercial property sector. Our German operations are located in Frankfurt, Munich, Berlin and Hamburg. In Spain, we provide full-service coverage through our offices in Madrid, Barcelona, Zaragoza, Valencia, Malaga, Marbella and Palma de Mallorca. Our operations in the Netherlands are located in Amsterdam, Hoofddorp and the Hague and our business in Ireland is based in Dublin. In 2006, we established a wholly-owned operation in Russia through the acquisition of Noble Gibbons, our former affiliate based in Moscow. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services in France and Spain.

We also have affiliated offices that provide commercial real estate services under our brand name in the Middle East and Africa, including offices in Abu Dhabi, Botswana, Dubai, Israel, Kenya, South Africa, Uganda and Zimbabwe. Our agreements with these independent offices include licenses to use the “CB Richard Ellis” name in the relevant territory in return for payments to us of annual royalty fees. In addition, these agreements also include business cross-referral arrangements between us and our affiliates.

Asia Pacific

Our Asia Pacific segment operates in 12 countries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China, Hong Kong, India, Japan, Singapore, South Korea and Taiwan. In 2007, we established a majority owned operation in India through the acquisition of shares in CB Richard Ellis South Asia Pte Ltd, or CBRE India, our former affiliate. In addition, we have agreements with affiliated offices in the Philippines, Thailand, Indonesia and Vietnam that generate royalty fees and support cross-referral arrangements on terms similar to those with our affiliated offices in our EMEA segment. The Pacific region includes Australia and New Zealand, with principal offices located in Adelaide, Brisbane, Canberra, Melbourne, Sydney, Perth, Auckland, Wellington and Christchurch. Our Asia Pacific segment accounted for 9.1% of our 2007 revenue, 8.8% of our 2006 revenue and 5.8% of our 2005 revenue.

Global Investment Management

Our indirect wholly-owned subsidiary, CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors, provide investment management services to clients/partners that include pension plans, investment funds and other organizations seeking to generate returns and diversification through investment in real estate. It sponsors funds and investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In higher yield strategies, CBRE Investors and its investment teams “co-invest” with its limited partners. Our Global Investment Management segment accounted for 5.8% of our 2007 revenue, 5.7% of our 2006 revenue and 4.0% of our 2005 revenue.

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

CBRE Investors closed approximately $11.7 billion and $8.0 billion of new acquisitions in 2007 and 2006, respectively. It liquidated $4.8 billion and $3.0 billion of investments in 2007 and 2006, respectively. Assets under management have increased from $6.1 billion at December 31, 1998 to $37.8 billion at December 31, 2007, representing a 22.5% compound annual growth rate.

Development Services

Our indirect wholly-owned subsidiary Trammell Crow Company and certain of its subsidiaries provide development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities, primarily student housing; and residential/mixed-use projects. Our Development Services segment accounted for 2.2% of our 2007 revenue and less than 1% of our 2006 revenue, as it only included activity from December 20, 2006, the date we acquired Trammell Crow Company, through December 31, 2006.

Trammell Crow Company acts as the manager of development projects, providing services that are vital in all stages of the process, including: (i) site identification, due diligence and acquisition; (ii) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) project finance advisory services; (v) coordination of project design and engineering; (vi) construction bidding and management as well as tenant finish coordination; and (vii) project close-out and tenant move coordination.

Trammell Crow Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment—either on an individual project basis or through a fund or program) or for its own account (100% ownership). Development activity in which Trammell Crow Company has an ownership interest is conducted through subsidiaries which are consolidated or unconsolidated for financial reporting purposes, depending primarily on the extent and nature of our ownership interest.

Trammell Crow Company has established several commingled investment funds to facilitate its pursuit of opportunistic and value added development and investment projects. In addition, it seeks to channel a large part of its development and investment activity into programs with certain strategic capital partners.

At December 31, 2007, Trammell Crow Company had $6.5 billion of development projects in process. Additionally, the inventory of pipeline deals (those projects we are pursuing, which we believe have a greater than 50% chance of closing or where land has been acquired and the project construction start is more than twelve months out) was $2.7 billion at December 31, 2007.

Our Competitive Position

We believe we possess several competitive strengths that position us to capitalize on the positive trends in the commercial real estate services industry, which include healthy leasing fundamentals, increased outsourcing, consolidation of service providers and higher capital allocations to real estate on the part of institutional owners. Our strengths include the following:

•

Global Brand and Market Leading Positions. For over 100 years, we have built CB Richard Ellis into one of the foremost brands in the industry. We are the world’s largest commercial real estate services provider, based on 2007 revenue, and one of only three commercial real estate services companies with a global footprint. As a result of our strong brand and global footprint, large corporations, institutional owners and users of real estate recognize us as a leading provider of world-class, comprehensive real estate services. Operating under the global CB Richard Ellis brand name, we are a leader in many of the local markets in which we operate, including New York, Los Angeles, Chicago and London.

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

•

Strong Client Relationships and Client-tailored Service. We have forged long-term relationships with many of our clients. During the year ended December 31, 2007, our clients included more than 85 of the Fortune 100 companies. In order to better satisfy the needs of our largest clients and to capture cross-selling opportunities, we have organized several fully-integrated client coverage teams comprised of senior management, a global relationship manager and regional and product specialists. We believe that with respect to outsourcing services, our acquisition of Trammell Crow Company has significantly complemented our existing structure because of the people, resources and expertise that Trammell Crow Company has brought to our platform.

•

Attractive Business Model. Our business model features a diversified service offering and client base, recurring revenue streams, a variable cost structure, low capital requirements, strong cash flow generation and a strong senior management team and workforce.

•

Diversified Service Offering and Client Base. Our broad service offering, global footprint and extensive client relationships provide us with a diversified revenue base. For 2007, we estimate that corporations accounted for approximately 34% of our revenue, insurance companies and banks accounted for approximately 19% of our revenue, pension funds and their advisors accounted for approximately 14% of our revenue, individuals and partnerships accounted for approximately 11% of our revenue, REITs accounted for approximately 6% of our revenue and other types of clients accounted for the remainder of our revenue.

•	Recurring Revenue Streams. Our years of strong local market presence have allowed us to develop significant repeat business from existing clients, which we estimate accounted for approximately

64% of our 2007 revenue. This includes referrals associated with our contractual fee-for-services businesses, which generally involve facilities management, property management and mortgage loan servicing, as well as asset management provided by CBRE Investors. Our contractual, fee-for-service business represented 25.7% of our 2007 revenue.

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

•	Low Capital Requirements. Our business model is structured to provide value-added services with low capital intensity. During 2007, our net capital expenditures were 1.3% of our revenue.

•

Strong Cash Flow Generation. Our strong brand name, full-service capabilities, and global footprint enable us to generate significant revenues which, when combined with our flexible cost structure and low capital requirements, have allowed us historically to generate significant cash flow in a variety of economic conditions. In recent years, we have been using our cash flow to repurchase our shares, reduce high-interest debt on our balance sheet, for co-investment opportunities and to make in-fill acquisitions to round out our service offering.

•

Strong Senior Management Team and Workforce. Our most important asset is our people. We have recruited a talented and motivated work force of over 29,000 employees worldwide who are supported by a strong and deep senior management team consisting of a number of highly-respected executives, most of whom have over 20 years of broad experience in the real estate industry. This seasoned team was augmented by senior leadership from Trammell Crow Company, many of whom now hold significant management positions at our company. In addition, we use equity compensation to align the interests of our senior management team with the interests of our stockholders.

Although we believe these strengths will create significant opportunities for our business, you should also be aware of the risks that may impact our competitive position, which include the following:

•

Smaller Presence in Some Markets than our Local Competitors. Although we are the largest commercial real estate services firm in the world in terms of 2007 revenue, our relative competitive position varies significantly across service categories and geographic areas. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis or within certain service categories within these markets.

•

Exposure to Risks of International Operations. We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2007, we generated approximately 37.2% of our revenue from operations outside the United States. Because a significant portion of our revenues are derived from operations outside the United States, we are exposed to adverse changes in exchange rates and social, political and economic risks of doing business in foreign countries.

•

Geographic Concentration. During 2007, approximately 9.8% of our global revenue was generated from transactions originating in California. In addition, a significant portion of our European operations are concentrated in London and Paris. As a result, future adverse economic conditions in these regions may affect us more than our competitors.

•

Leverage. On December 5, 2006, in connection with our acquisition of Trammell Crow Company, we successfully tendered substantially all of our remaining 9 3/4% senior notes due in 2010, with the remainder repaid in May of 2007. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.1 billion under our new senior secured term loan facilities in December 2006 to finance our acquisition of Trammell Crow Company. The new financing was obtained on more attractive terms than the debt that was paid off. Additionally, we repaid $286.0 million of our senior secured term loans during the year ended December 31, 2007. However, we still have significant debt service obligations and the instruments governing our indebtedness impose operating and financial restrictions on the conduct of our business. For the year ended December 31, 2008, we anticipate that total interest expense will be approximately $156.0 million. For the year ended December 31, 2007, our interest expense was approximately $163.0 million.

•

Impact of Credit Crunch and Exposure to Weakening Capital Market Conditions. A significant portion of our business involves the sale and financing of commercial properties. For example, during 2007 we generated approximately 12.3% of our revenue from U.S. investment sales and financing activities. The successful completion of such sale and financing transactions is generally dependent on the availability and cost of credit. Therefore, a disruption in the capital markets, such as the type that emerged in the United States during 2007, could adversely affect our property sales and financing businesses.

Our Growth Strategy

We believe we have built the premier integrated global services platform in our industry, which gives us a distinct competitive advantage. In developing this integrated global services platform, we acquired such entities as The Koll Company, Westmark Realty Advisors (now known as CBRE Investors), L.J. Melody & Company (now known as CBRE Melody), REI Limited and Hillier Parker May & Rowden during the 1990s, Insignia in 2003 and Trammell Crow Company in 2006, which added strength, expertise and resources in comprehensive outsourcing services, integrated account management and real estate development. Today, we believe that we offer the commercial real estate services industry’s most complete suite of services and that we have a leadership position in many of the top business centers around the world. Our primary business objective is to leverage this platform on a global basis in order to garner an increasing share of industry revenues relative to our competitors. We believe this will enable us to maximize our long-term cash flow, sustain our competitive advantage and increase long-term stockholder value. Our strategy to achieve these business objectives consists of several elements:

•

Increase Revenue from Large Clients. We plan to capitalize on our client management strategy for our large clients, which is designed to provide them with a full range of services globally while maximizing our revenue per client. We deliver these services through relationship management teams that are charged with thoroughly understanding our customers’ business and real estate strategies and matching our services to the customers’ requirements. The global relationship manager is a highly seasoned professional who is focused on maximizing revenue per client and who is compensated with a salary and a performance-based bonus. The team leader is supported by salaried professionals with specialized expertise, such as marketing, financial analysis and construction, and, as needed, taps into our field-level transaction professionals for execution of client strategies. We believe this approach to client management will lead to stronger client relationships and enable us to maximize cross-selling opportunities and capture a larger share of our clients’ commercial real estate services expenditures. For example:

•	we generated repeat business in 2007 from approximately 64% of our U.S. real estate sales and leasing clients;

•	more than 65% of our corporate services clients today purchase more than one service and, in many cases, more than two;

•	the square footage we manage for our 15 largest U.S. asset services clients has grown by 274% since 2001; and

•

the 50 largest clients of the investment sales group within our U.S. real estate services line of business generated $160.5 million in revenues in 2007—up 219% from $50.3 million for the top 50 investment sales clients in 2002.

•

Capitalize on Cross-selling Opportunities. Because we believe cross-selling represents a large growth opportunity within the commercial real estate services industry, we are committed to emphasizing this opportunity across all of our clients, services and regions. Following our acquisition of Trammell Crow Company in 2006, we organized dedicated teams to assist and supplement our local market professionals in the pursuit of major assignments and to foster increased cross-selling of the full range of our services. In addition, we have dedicated substantial resources and implemented several management initiatives to further develop cross-selling opportunities, including our Leadership Center program, which provides intensive training for sales and management professionals as well as a customer relationship management database and sales management principles and incentives designed to improve individual productivity. We believe the combination of these initiatives will enable us to further penetrate local markets and better capitalize on our global platform.

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

•

Expansion through In-Fill Acquisitions. Strategic acquisitions are an integral component of our growth plans. In 2007, we completed 14 in-fill acquisitions for an aggregate purchase price of approximately $108 million. Our acquirees were generally either quality regional firms, including affiliates, or niche specialty firms that complement our existing platform or affiliates in which we already held an equity interest. We believe that there are a number of other smaller firms throughout the world that may be suitable acquisition candidates for us. We expect that each of these acquisitions would generally be less than $100 million in total consideration and would add to our existing geographic and/or line of business platforms.

•

Focus on Improved Operating Efficiency. We have been focused for several years on efficiency improvements and contribution enhancements from our internal support services and functions including travel, marketing and entertainment as well as total headcount. We believe our efforts have contributed strongly to lower operating costs, higher margins and improved performance. For example, for the year ended December 31, 2007, operating expenses as a percentage of revenue increased slightly to 33.0% from 32.3% for the year ended December 31, 2006. The increase in operating expenses as a percentage of revenue was primarily driven by higher integration costs in the current year, primarily driven by our acquisition of Trammell Crow Company, and bonus expense in our Development Services segment that mainly relates to gains on disposition of real estate, which are not included in revenue. Excluding the impact of these items, operating expenses as a percentage of revenue would actually be lower for the year ended December 31, 2007 as compared to the prior year. We will continue to look for ways to realize further operational efficiencies and cost savings in order to maximize our operating margins and cash flow.

Competition

We compete across a variety of business disciplines within the commercial real estate services industry, including tenant representation, property/agency leasing, property sales, commercial property and corporate facilities management, valuation, real estate investment management, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions and proprietary research. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2007 revenue, our relative competitive position varies significantly across geographies, property types and services.

Depending on the geography, property type or service, we face competition from other commercial real estate service providers, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms, some of which may have greater financial resources than we do. Despite recent consolidation, the commercial real estate services industry remains highly fragmented. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including Cushman & Wakefield and Jones Lang LaSalle as well as national firms such as Grubb & Ellis.

Different factors weigh heavily in the competition for clients. In advisory services, key differentiating factors include quality service, resource depth, demonstrated track record, brand reputation, analytical skills, market knowledge, strategic thinking and creative problem-solving. These factors are also vital in outsourcing services, and are supplemented by consistency of execution across markets, economies of scale, enhanced efficiency and cost reduction strategies. In investment management the ability to enhance asset value and produce solid, consistent returns on invested capital are keys to success.

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

Employees

At December 31, 2007, we had over 29,000 employees worldwide, excluding affiliate offices. At December 31, 2007, 482 of these employees were subject to collective bargaining agreements, most of whom are on-site employees in our asset services business accounts in the New York/New Jersey and Illinois areas. We believe that relations with our employees are satisfactory.

Intellectual Property

We hold various trademarks and trade names worldwide, which include the “CB Richard Ellis” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CB Richard Ellis”, the “CBRE”, the “CBRE Melody” and the “Trammell Crow” names. With respect to the CB Richard Ellis, CBRE and CBRE Melody names, we have processed and continuously maintain trademark registrations for these service marks in the United States and the CB Richard Ellis and CBRE related marks are in registration or in process in most foreign jurisdictions where we conduct significant business. We obtained our most recent U.S. trademark registrations for the CB Richard Ellis and CBRE related marks in 2005, and these registrations would expire in 2015 if we failed to renew them. The U.S. Patent & Trademark Office published our application for the trade name “CBRE Melody” in 2007 and if registered in 2008, this mark would expire in 2017 if we failed to renew it.

We hold a license to use the “Trammell Crow” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which is wholly-owned by certain descendents and affiliates of Mr. Trammell Crow. See “Risk Factors—We license the use of the Trammell Crow trade name and this license is not exclusive and may be revoked” for additional information.

In addition to trade names, we have developed proprietary technology for preparing and developing valuation reports to our clients through our valuation business and we offer proprietary research to clients through our CBRE Torto Wheaton research unit. We also offer proprietary investment structures through CBRE Investors. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.

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

Recent adverse developments in the credit markets and the risk of continued market deterioration have adversely affected and may continue to adversely affect our business, results of operations and financial condition.

Our capital markets business, which includes debt and equity financing services, is sensitive to the cost and availability of credit and liquidity in the credit markets. Additionally, all of our businesses are susceptible to the volume of activity in the commercial real estate market. The credit markets have recently experienced largely unexpected dislocations and liquidity disruptions. These disruptions have reduced the availability and increased the cost of significant sources of funding. In some cases these sources have been eliminated.

Disruptions in the credit markets may adversely affect our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasings, dispositions and acquisitions of property. During 2007, we generated approximately 12.3% of our revenue from U.S. investment property sales and financing activities.

We believe that the scope of recent disruptions in the credit markets has been unusual and that many market participants did not fully anticipate them. As a result, the magnitude or duration of the current credit market dislocations and liquidity disruptions are impossible to predict. This limits our ability to plan for future developments and we believe that it limits the ability of other participants in the credit markets and commercial real estate markets to do so as well. This uncertainty may lead market participants to plan and act more conservatively than in recent history, which may amplify decreases in demand in the markets we service. We also cannot predict whether the current market deterioration has led to or may lead to a recession in the commercial real estate industry or in the other sectors of the U.S. economy or internationally.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed in the event of an economic slowdown or recession or a downturn in the real estate market.

Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, can reduce volumes for many of our business lines. These economic conditions could result in a general decline in acquisition, disposition and leasing activity, as well as a general decline in the value of real estate and in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. Because our development and investment strategy often entails making relatively modest investments alongside our investor clients, our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business.

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

We are highly leveraged and have significant debt service obligations. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.1 billion under our new senior secured term loan facilities in December 2006 (of which $1.8 billion is outstanding as of December 31, 2007) to finance our acquisition of Trammell Crow Company. For 2008, our estimated interest expense is approximately $156.0 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

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

•

our interest expense could increase if interest rates increase because the loans under our amended credit agreement governing our senior secured term loan facilities bear interest at floating rates (a portion of this debt is at fixed interest rates accomplished through interest rate swaps);

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

Our current amended and restated credit agreement governing our revolving credit facility and our senior secured term loan facilities permits us, subject to specified conditions, to incur a significant amount of additional indebtedness, including up to $600.0 million of additional indebtedness under our revolving credit facility (of which $227.1 million was drawn as of December 31, 2007) and $300.0 million of additional debt under our senior secured term loan facilities, subject to the satisfaction of customary conditions. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Subject to the maximum amounts of indebtedness permitted in our bank covenants, we are not restricted in the amount of additional recourse debt we are able to incur in connection with the financing of our development activities, and we may in the future incur such indebtedness in order to decrease the amount of equity we invest in these activities. Subject to certain covenants in our various bank loan agreements, we are also not restricted in the amount of additional recourse debt CBRE Melody & Company may incur in connection with funding loan originations for multi-family properties having prior purchase commitments by a government sponsored entity.

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

If we fail to meet our payment or other obligations under the senior secured term loan facilities, the lenders under the senior secured term loan facilities could foreclose on, and acquire control of, substantially all of our assets.

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

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Brett White, our Chief Executive Officer and President; and Kenneth J. Kay, our Chief Financial Officer. Messrs. White and Kay currently are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant majority of our revenues, as well as other revenue producing professionals. If any of our key employees leave (including those acquired through acquisitions), or we lose a significant number of key revenue producers, and we are unable to quickly hire and integrate qualified replacements, our business, financial condition and results of operations may suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business, including brokerage and property management personnel. Competition for these personnel is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our growth has benefited significantly from acquisitions, which may not be available in the future.

A significant component of our growth has occurred through acquisitions, including our acquisition of Insignia in July 2003 and our acquisition of Trammell Crow Company in December 2006. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. For example, through December 31, 2007, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia acquisition in the third quarter of 2004 and the Trammell Crow Company acquisition in the fourth quarter of 2007.

If we acquire companies in the future, we may experience integration costs and the acquired businesses may not perform as we expect.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition we have incurred $40.7 million of expenses through December 31, 2007, which are related to the integration of Insignia’s business lines, as well as accounting and other systems, into our own. Additionally, during the year ended December 31, 2007, we have incurred $42.6 million of integration expenses associated with acquisitions completed in 2005 through 2007, including $39.6 million related to the acquisition of Trammell Crow Company.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2007, we generated approximately 37.2% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2007, approximately 37.2% of our business was transacted in currencies of foreign countries, the majority of which included the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. Thus, we may experience fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates.

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

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2007, we had committed $95.6 million to fund future co-investments. We expect that approximately $51.2 million of these commitments will be funded during 2008. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is a very important part of CB Richard Ellis Investors’ investment management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of December 31, 2007, we had approximately 70 consolidated real estate projects with invested equity of $52.5 million and $6.6 million of notes payable on real estate that are recourse to us (beyond being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). The estimated total budgeted project cost of these consolidated real estate projects is $985.2 million. In addition, at December 31, 2007, we were involved as a principal (in most cases, co-investing with our clients) in approximately 50 unconsolidated real estate subsidiaries in which we had invested $92.6 million and had committed additional capital to these unconsolidated subsidiaries of $7.7 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $6.1 million.

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

We have utilized joint ventures for commercial investments and local brokerage and other affiliations both in the United States and internationally, and although we currently have no specific plans to do so, we may acquire minority interests in other joint ventures in the future. In many of these joint ventures, we may not have the right or power to direct the management and policies of the joint ventures and other participants may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours. If a joint venture participant acts contrary to our interest, it could harm our business, results of operations and financial condition.

We have numerous significant competitors and potential future competitors, some of which may have greater financial and operational resources than we do.

We compete across a variety of business disciplines within the commercial real estate services industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and commercial mortgage brokerage. With respect to each of our business disciplines, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2007 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms, some of which may have greater financial resources than we do. In addition, future changes in laws could lead to the entry of other competitors, such as financial institutions. Many of our competitors are local or regional firms. Although substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours. There has been a significant increase in recent years in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third-party service providers and thereby decrease the demand for our services. In general, there can be no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

A significant portion of our operations are concentrated in California and our business could be harmed in the event of a future economic downturn in the California real estate markets.

During 2007 and 2006, approximately 9.8% and 13.5%, respectively, of revenue was generated from transactions originating in California. As a result of the geographic concentration in California, any future economic downturn in the California commercial real estate market and in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations.

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

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities and employment laws. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us to maintain applicable licenses in each U.S. state in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. In addition, our indirect wholly-owned subsidiary, CBRE Investors, is subject to laws and regulations as a registered investment advisor and compliance failures or regulatory action could adversely affect our business. As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business, both within and outside of the United States, also may change in ways that increase the costs of compliance.

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

Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property. In our role as a property or facility manager or developer, we could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. Liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site despite the existence of other liable parties. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. If we incur any such liability, our business could suffer significantly. Additionally, liabilities incurred to comply with more stringent future environmental requirements could adversely affect any or all of our lines of business.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•

changes in general economic and business conditions, particularly in geographies where our business may be concentrated, including interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets;

•	increases in unemployment and general slowdowns in commercial activity;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•

changes in the key components of revenue growth for large commercial real estate services companies, including consolidation of client accounts and increasing levels of institutional ownership of commercial real estate;

•	trends in use of large, full-service real estate providers;

•	our ability to maximize cross-selling opportunities;

•	diversification of our client base;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	future acquisitions may not be available at favorable prices or upon advantageous terms and conditions;

•	costs relating to the acquisition of businesses we may acquire could be higher than anticipated;

•	integration issues arising out of the acquisition of companies we may acquire, including that we may not be able to improve operating efficiency as much as anticipated;

•	our leverage and ability to incur additional indebtedness;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to reduce debt and achieve cash interest savings;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	our ability to manage fluctuations in net earnings and cash flow, which could result from our participation as a principal in real estate investments;

•	variability in our results of operations among quarters;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	foreign currency fluctuations;

•	the failure of properties managed by us to perform as anticipated;

•	the success of our co-investment and joint venture activities;

•	the ability of our Global Investment Management segment to comply with applicable laws and regulations governing its role as a registered investment advisor;

•	the ability of our Global Investment Management segment to realize values in investment funds to offset incentive compensation expense related thereto;

•	our ability to sufficiently protect our intellectual property, including protection of our global brand;

•	improvements in operating efficiency;

•	trends in pricing for commercial real estate services;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Melody to periodically amend, or replace, on satisfactory terms and agreements for its indebtedness;

•	the effect of implementation of new tax and accounting rules and standards; and

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices as of December 31, 2007:

Location	Sales Offices	Corporate Offices	Total
Americas	157	2	159
Europe, Middle East and Africa (EMEA)	78	1	79
Asia Pacific	77	1	78

Total	312	4	316

These offices also include employees of our Global Investment Management and Development Services segments. The majority of our offices that contain employees of our Global Investment Management or our Development Services segment also contain employees of our other segments. As a result, offices of our Global Investment Management and Development Services segments have not been separately included above, as to do so would be duplicative.

In general, these leased offices are fully utilized. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases varies significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that no single office lease is material to our business, results of operations or financial condition. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases. We do not own any offices, which is consistent with our strategy to lease instead of own.

Item 3. Legal Proceedings

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed on us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

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

	Price Range
Fiscal Year 2007	High	Low
Quarter ending March 31, 2007	$39.15	$31.22
Quarter ending June 30, 2007	$39.93	$33.00
Quarter ending September 30, 2007	$42.74	$23.69
Quarter ending December 31, 2007	$29.36	$17.49

Fiscal Year 2006
Quarter ending March 31, 2006	$27.82	$19.46
Quarter ending June 30, 2006	$29.83	$21.88
Quarter ending September 30, 2006	$25.96	$20.02
Quarter ending December 31, 2006	$34.26	$22.73

The closing share price for our Class A common stock on December 31, 2007, as reported by the New York Stock Exchange, was $21.55. As of February 15, 2008, there were 343 stockholders of record of our Class A common stock.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2007. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted-average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	12,566,895	$9.38	5,031,047	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	12,566,895	$9.38	5,031,047

(1)	Consists of our Amended and Restated 2004 Stock Incentive Plan and our 2001 Stock Incentive Plan (no further awards may be issued under our 2001 Stock Incentive Plan, which was terminated in June 2004 in connection with the adoption of the 2004 Stock Incentive Plan).
(2)	Under the Amended and Restated 2004 Stock Incentive Plan, we may issue stock awards, including but not limited to restricted stock bonuses and restricted stock units, as that term is defined in the 2004 Stock Incentive Plan. Each stock award other than a stock option or stock appreciation right shall reduce the number of shares reserved for issuance under the 2004 Stock Incentive Plan by 2.25.

Changes in Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 (November 2007)	10,294,100	$19.59	10,294,100	$433,377,937
Month #2 (December 2007)	18,536,342	23.38	18,536,342	$—

Total	28,830,442	$22.03	28,830,442

(1)	On November 7, 2007, we announced a share repurchase program of up to $500.0 million of our outstanding common stock, which was authorized by our board of directors. Subsequently, on November 28, 2007, we announced an expansion of our share repurchase program, in which our board of directors authorized the share repurchase of up to $635.0 million of our outstanding shares of common stock, which included the $500.0 million previously authorized. The share repurchase program was completed in December 2007 by acquiring 28.8 million shares at an average price of $22.03.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning with our initial public offering on June 10, 2004 and ending on December 31, 2007. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and an industry peer group.

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

	6/10/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07
CB Richard Ellis Group, Inc.	100.00	104.09	125.89	182.83	190.68	239.02	268.12	320.71	439.78	407.08	402.18	542.78	558.80	596.73	455.15	352.32
S&P 500	100.00	101.94	100.04	109.27	106.93	108.39	112.30	114.64	119.47	117.75	124.42	132.75	133.60	141.99	144.87	140.05
Peer Group	100.00	104.85	129.80	148.09	182.95	177.56	183.40	209.66	310.75	350.21	342.60	373.64	419.36	454.59	408.41	284.59

*$100 invested on 6/10/04 in stock or 5/31/04 in index – including reinvestment of dividends.

Fiscal year ending December 31.

Copyright ©2008. Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2007. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31,
	2007	2006 (1)	2005	2004	2003 (2)
	(dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$6,034,249	$4,032,027	$3,194,026	$2,647,073	$1,810,111
Operating income	698,971	550,139	372,406	171,008	25,830
Interest income	29,004	9,822	11,221	6,926	4,623
Interest expense	162,991	45,007	56,281	68,080	72,319
Loss on extinguishment of debt	—	33,847	7,386	21,075	13,479
Income (loss) from continuing operations	387,871	318,571	217,341	64,725	(34,704)
Income from discontinued operations, net of income taxes	2,634	—	—	—	—
Net income (loss)	390,505	318,571	217,341	64,725	(34,704)
EPS (3) (4):
Basic income (loss) per share
Income (loss) from continuing operations	1.70	1.41	0.98	0.32	(0.23)
Income from discontinued operations, net of income taxes	0.01	—	—	—	—

Net income (loss)	$1.71	$1.41	$0.98	$0.32	$(0.23)

Diluted income (loss) per share
Income (loss) from continuing operations	$1.65	$1.35	$0.95	$0.30	$(0.23)
Income from discontinued operations, net of income taxes	0.01	—	—	—	—

Net income (loss)	$1.66	$1.35	$0.95	$0.30	$(0.23)

Weighted average shares:
Basic	228,476,724	226,685,122	222,129,066	203,326,218	152,755,716
Diluted	234,978,464	235,118,341	229,855,056	214,035,219	152,755,716
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by operating activities	$648,210	$430,044	$359,656	$187,207	$87,546
Net cash used in investing activities	(284,421)	(2,061,933)	(115,509)	(28,351)	(308,400)
Net cash (used in) provided by financing activities	(277,253)	1,419,560	(47,272)	(67,366)	303,664
OTHER DATA:
EBITDA (5) (6)	$834,264	$653,524	$454,184	$245,340	$132,817

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$342,874	$244,476	$449,289	$256,896	$163,881
Total assets	6,242,573	5,944,631	2,815,672	2,271,636	2,213,481
Long-term debt, including current portion	1,788,726	2,078,509	561,069	612,838	802,705
Notes payable on real estate (7)	466,032	347,033	—	—	—
Total liabilities	4,990,417	4,684,854	2,015,163	1,705,763	1,873,896
Total stockholders’ equity	988,543	1,181,641	793,685	559,948	332,929

Note: We have not declared any cash dividends on common stock for the periods shown.

(1)	The results for the year ended December 31, 2006 include the operations of Trammell Crow Company from December 20, 2006, the date we acquired Trammell Crow Company.
(2)	The results for the year ended December 31, 2003 include the operations of Insignia Financial Group, Inc. from July 23, 2003, the date we acquired Insignia.
(3)	EPS represents earnings (loss) per share. See Earnings Per Share information in Note 19 of our Notes to Consolidated Financial Statements.
(4)	On April 28, 2006, our board of directors approved a three-for-one stock split of our Class A common stock effected as a 100% stock dividend, which was distributed on June 1, 2006. The applicable share and per share data for all periods presented has been restated to give effect to this stock split.
(5)	EBITDA represents earnings before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our performance under our employee incentive programs.

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

EBITDA is calculated as follows (dollars in thousands):

	Year ended December 31,
	2007	2006	2005	2004	2003
Net income (loss)	$390,505	$318,571	$217,341	$64,725	$(34,704)
Add:
Depreciation and amortization (i)	113,694	67,595	45,516	54,857	92,622
Interest expense (ii)	164,829	45,007	56,281	68,080	72,319
Loss on extinguishment of debt	—	33,847	7,386	21,075	13,479
Provision (benefit) for income taxes (iii)	194,255	198,326	138,881	43,529	(6,276)
Less:
Interest income (iv)	29,019	9,822	11,221	6,926	4,623

EBITDA (6)	$834,264	$653,524	$454,184	$245,340	$132,817

(i)	Includes depreciation and amortization related to discontinued operations of $0.4 million for the year ended December 31, 2007.
(ii)	Includes interest expense related to discontinued operations of $1.8 million for the year ended December 31, 2007.
(iii)	Includes provision for income taxes related to discontinued operations of $1.6 million for the year ended December 31, 2007.
(iv)	Includes interest income related to discontinued operations of $0.01 million for the year ended December 31, 2007.

(6)	Includes EDITDA related to discontinued operations of $6.5 million for the year ended December 31, 2007.
(7)	Notes payable on real estate disclosed here includes the current and long-term portions of notes payable on real estate as well as notes payable included in liabilities related to real estate and other assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services firm, based on 2007 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2007, excluding affiliate offices, we operated in more than 300 offices worldwide with over 29,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial property and corporate facilities management, valuation, real estate investment management, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions and proprietary research. We generate revenues on a per project or transactional basis and from contractual management fees. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, we were ranked #520 on the Fortune list of largest U.S. companies, #33 on the Fortune list of 100 Fastest Growing U.S. Companies and #16 on the Business Week list of “Best in Class” companies.

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

Macroeconomic Conditions

Economic trends and government policies directly affect our operations as well as global and regional commercial real estate markets generally. These include: overall economic activity and employment growth, interest rate levels, the availability of credit to finance transactions and the impact of tax and regulatory policies. Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, can negatively affect the performance of many of our business lines. Weak economic conditions could result in a general decrease in transaction activity and a decline in rents, which, in turn, would reduce revenue from property management fees and from brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in funds invested in commercial real estate and related assets. An economic downturn or a significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business.

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

Beginning in 2003, economic conditions in the Americas, our largest segment in terms of revenue, improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This caused an improvement in our Americas segment’s revenue, particularly in leasing and sales revenue. Beginning in the third quarter of 2007 and continuing through year-end, U.S. economic activity began to weaken, due to the softer housing sector, more limited credit availability and higher oil prices. Weaker economic growth caused leasing activity to slow in some markets within the United States, although most markets continued to exhibit positive fundamentals, including low vacancies and rising rents. U.S. investment sales activity declined in the fourth quarter due to reduced availability of financing, especially commercial mortgage-backed security debt, for larger asset purchases and more conservative loan underwriting standards. Longer term, the rebound of the U.S. leasing and sales business will depend upon credit markets returning to more normalized conditions, and the U.S. economy resuming its growth.

The weakening trends experienced in the United States began to manifest themselves in the United Kingdom in the latter part of 2007. This was evidenced by slower investment sales and leasing revenue growth rates in the fourth quarter of 2007 as compared with earlier in 2007. The markets in Asia Pacific remained strong throughout 2007. Investment sentiment remained positive with continued strong demand from capital sources within Asia as well as continued strong cross-border capital flows. Healthy economic growth underpinned strong leasing activity and rental growth across most of the Asia Pacific region.

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

Strategic in-fill acquisitions have also been an integral component of our growth plans. During the year ended December 31, 2007, we completed 14 acquisitions with an aggregate purchase price of approximately $108 million. These included: the acquisition of the remaining 50.1% interest we did not already own in our U.S. affiliate, CBRE Technical Services, a building engineering services firm, within our Americas business segment, which by being brought in-house and combined with a similar business we acquired in the Trammell Crow Company Acquisition, will strongly benefit us; and the acquisition of a majority interest in CB Richard Ellis South Asia Pte Ltd, or CBRE India, an affiliate company within our Asia Pacific business segment, that is a premier full service commercial real estate provider operating in the rapidly growing Indian market. In 2006, in addition to our acquisition of Trammell Crow Company, we completed 23 in-fill acquisitions for an aggregate purchase price of approximately $155.0 million. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform within a region or affiliates in which we already held an equity interest. In addition, these acquisitions exemplify our efforts to broaden our geographic coverage.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2007, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through December 31, 2007, we have incurred $40.7 million of expenses in connection with the integration of Insignia’s business lines, as well as accounting and other systems, into our own, $2.6 million of which was incurred during the year ended December 31, 2007. Additionally, during the year ended December 31, 2007, we incurred $42.6 million of integration expenses associated with other acquisitions completed in 2005 through 2007, including $39.6 million related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses of approximately $16.0 million during 2008, which include residual Insignia-related integration costs, integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to our strategic in-fill acquisitions in 2005 through 2007.

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

Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. Additionally, we repaid $286.0 million of our senior secured term loans during the year ended December 31, 2007. Our management generally expects to continue to look for opportunities to reduce our debt in the future.

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

Our revenue recognition policies are consistent with these criteria. The judgments involved in revenue recognition include understanding the complex terms of agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (i) at what point in time revenue is earned, (ii) whether there are contingencies involved that would impact the timing of recognition of revenue and (iii) how and when such contingencies will be resolved. The actual timing of revenue recognition could vary if different judgments were made. The revenues of our business that are subject to the most judgment are our brokerage commission revenue and incentive-based management and development fees.

We record real estate commissions on sales generally upon close of escrow or transfer of title, except when future contingencies exist. Real estate commissions on leases are generally recorded in income once we satisfy all obligations under the commission agreement. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies including tenant occupancy, payment of a deposit or payment of a first month’s rent (or a combination thereof). As some of these conditions are outside of our control and are often not clearly defined, judgment must be exercised in determining when such required events have occurred in order to recognize revenue.

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

We earn incentive development fees from our Development Services segment. These fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets) or, for those incentive fees based on qualitative criteria, upon approval of the fee by our clients. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. Our incentive development fee revenue is not recognized to the extent that such revenue is subject to future performance contingencies, but rather once the contingency has been resolved. The unique nature and complexity of each incentive fee requires us to use varying levels of judgment in determining the timing of revenue recognition.

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are fully evaluated for collectibility and fully provided for if deemed uncollectible. Historically, our credit losses have been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries, as well as variable interest entities, or VIEs, in which we are the primary beneficiary. The equity attributable to minority shareholders’ interests in subsidiaries is shown separately in our consolidated balance sheets included elsewhere in this filing. All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our VIEs, including co-investments with our clients, is based on Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), or FIN 46R, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” We consolidate any VIE of which we are the primary beneficiary and disclose significant VIEs of which we are not the primary beneficiary, if any.

We determine if an entity is a VIE under FIN 46R based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. This determination of whether we are the primary beneficiary includes any impact of an “upside economic interest” in the form of a “promote” that we may have. A promote is an interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles.

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

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” This results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill.

In determining the fair values of assets and liabilities acquired in a business combination, we use a variety of valuation methods including present value, depreciated replacement cost, market values (where available) and selling prices less costs to dispose. We are responsible for determining the valuation of assets and liabilities, and for the allocation of purchase price to assets acquired and liabilities assumed.

Assumptions must often be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of annual depreciation and amortization expense, different assumptions could also impact our statement of operations and could impact the results of future impairment reviews.

The majority of our goodwill balance has resulted from our acquisition of CB Richard Ellis Services in 2001, our acquisition of Insignia in 2003 and our acquisition of Trammell Crow Company in 2006. Other intangible assets include trademarks, which were separately identified as a result of the 2001 acquisition, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom that was owned by Insignia prior to the Insignia Acquisition and the Trammell Crow trade name separately identified as part of the Trammell Crow Company Acquisition to be used in providing development services. Both the trademarks and the trade names are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include customer relationships, management contracts, loan servicing rights and franchise agreements, which are all being amortized over estimated useful lives ranging up to 20 years.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates developed by us may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in write downs that would adversely affect our earnings.

We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment as of the beginning of the fourth quarter of each year. We also assess goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2007, 2006 and 2005, and determined that no impairment existed as of those dates.

Real Estate

As of December 31, 2007, the carrying value of our total real estate assets was $686.2 million (11.0% of total assets). The significant accounting policies and estimates with regard to our real estate assets relate to classification and impairment evaluation, cost capitalization and allocation, disposition of real estate and discontinued operations.

Classification and Impairment Evaluation

With respect to our real estate assets, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes criteria to classify an asset as “held for sale.” Assets included in real estate held for sale include only completed assets or land for sale in its present condition that meet all of the SFAS No.144 “held for sale” criteria. All other real estate assets are classified in one of the following line items in our consolidated balance sheet: (i) real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iii) real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced.

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

Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis or market comparisons. This determination of fair value and the amount, if any, of the impairment loss, requires us to utilize judgments and estimates. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the shorter of their estimated useful life or the terms of the respective leases. Land improvements included in real estate held for investment are depreciated over their estimated useful lives, up to 15 years.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Capitalization begins when we determine that activities related to development have begun and ceases when activities are complete, which are timing decisions that require judgment. Costs capitalized under SFAS No. 67 include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, development and construction costs and costs of incidental operations. Pursuit costs capitalized in connection with a potential development project that we have determined based on our judgment not to pursue are written off in the period that such determination is made. A difference in the timing of when this determination is made could cause the pursuit costs to be expensed in a different period.

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

When acquiring real estate with existing buildings, we allocate the purchase price between land, land improvements, building and intangibles related to in-place leases, if any, based on their relative fair values in accordance with SFAS No. 141 and SFAS No. 142. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of net lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis using assumptions for market rates, absorption periods, lease commissions and tenant improvements. The capitalized values for both net lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to net lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense. If we used different estimates in these valuations, the allocation of purchase price to each component could differ, which could cause the amount of amortization related to lease intangibles and tenant origination costs to be different, as well as depreciation of the related building and land improvements.

Disposition of Real Estate

Gains on disposition of real estate are recognized upon sale of the underlying project in accordance with SFAS No. 66 “Accounting for Sales of Real Estate.” We evaluate each real estate sale transaction to determine if it qualifies for gain recognition under the full accrual method. This evaluation requires us to make judgments and estimates in assessing whether a sale has been consummated, the adequacy of the buyer’s investment, the subordination or collectibility of any receivable related to the purchase, and whether we have transferred the usual risks and rewards of ownership to the buyer, with no substantial continuing involvement by us. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for the sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and our continuing involvement. In some cases, a deferral method could require the real estate asset and its related liabilities to remain on our balance sheet until the sale qualifies for a different deferral method or full accrual profit recognition.

Discontinued Operations

SFAS No. 144 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in SFAS No. 144, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of our real estate assets is generally accounted for in a discrete subsidiary, many constitute a component of an entity under SFAS No. 144, increasing the likelihood that the disposition of assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. The evaluation of whether the component’s cash flows have been eliminated and the level of our continuing involvement requires judgment by us and a different assessment could result in items not being reported as discontinued operations.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of Statement of Financial Accounting Standard No. 109,” or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $29.1 million and a decrease to goodwill of approximately $5.4 million. Prior to January 1, 2007, we estimated uncertain income tax obligations in accordance with SFAS No. 109 and SFAS No. 5, “Accounting for Contingencies.”

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2007 and 2006 are appropriately accounted for in accordance with SFAS No. 109, FIN 48 and SFAS No. 5, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 17 of the Notes to Consolidated Financial Statements for further information regarding income taxes.

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

The consolidated statements of operations and cash flows for the years ended December 31, 2007 and 2006 include the consolidated financial statements of Trammell Crow Company from December 20, 2006, the date of the Trammell Crow Company Acquisition. As such, our consolidated financial statements after the Trammell Crow Company Acquisition are not directly comparable to our consolidated financial statements prior to the Trammell Crow Company Acquisition.

Segment Reporting

We report our operations through five segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services. The Americas consists of operations located in the United States, Canada and Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in the United States, Europe and Asia. The Development Services business consists of real estate development and investment activities primarily in the United States, which were acquired in the Trammell Crow Company Acquisition.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
Revenue	$6,034,249	100.0%	$4,032,027	100.0%	$3,194,026	100.0%
Costs and expenses:
Cost of services	3,200,718	53.0	2,110,512	52.4	1,753,472	54.9
Operating, administrative and other	1,988,658	33.0	1,303,781	32.3	1,022,632	32.0
Depreciation and amortization	113,269	1.9	67,595	1.7	45,516	1.4
Merger-related charges	56,932	0.9	—	—	—	—

Total costs and expenses	5,359,577	88.8	3,481,888	86.4	2,821,620	88.3
Gain on disposition of real estate	24,299	0.4	—	—	—	—

Operating income	698,971	11.6	550,139	13.6	372,406	11.7
Equity income from unconsolidated subsidiaries	64,939	1.0	33,300	0.8	38,425	1.2
Minority interest expense	11,875	0.2	6,120	0.1	2,163	0.1
Other (loss) income	(37,534)	(0.6)	8,610	0.2	—	—
Interest income	29,004	0.5	9,822	0.2	11,221	0.4
Interest expense	162,991	2.7	45,007	1.1	56,281	1.8
Loss on extinguishment of debt	—	—	33,847	0.8	7,386	0.2

Income from continuing operations before provision for income taxes	580,514	9.6	516,897	12.8	356,222	11.2
Provision for income taxes	192,643	3.2	198,326	4.9	138,881	4.4

Income from continuing operations	387,871	6.4	318,571	7.9	217,341	6.8
Income from discontinued operations, net of income taxes	2,634	0.1	—	—	—	—

Net income	$390,505	6.5%	$318,571	7.9%	$217,341	6.8%

EBITDA (1)	$834,264	13.8%	$653,524	16.2%	$454,184	14.2%

(1)	Includes EBITDA related to discontinued operations of $6.5 million for the year ended December 31, 2007.

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

EBITDA is calculated as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net income	$390,505	$318,571	$217,341
Add:
Depreciation and amortization (1)	113,694	67,595	45,516
Interest expense (2)	164,829	45,007	56,281
Loss on extinguishment of debt	—	33,847	7,386
Provision for income taxes (3)	194,255	198,326	138,881
Less:
Interest income (4)	29,019	9,822	11,221

EBITDA (5)	$834,264	$653,524	$454,184

(1)	Includes depreciation and amortization related to discontinued operations of $0.4 million for the year ended December 31, 2007.
(2)	Includes interest expense related to discontinued operations of $1.8 million for the year ended December 31, 2007.
(3)	Includes provision for income taxes related to discontinued operations of $1.6 million for the year ended December 31, 2007.
(4)	Includes interest income related to discontinued operations of $0.01 million for the year ended December 31, 2007.
(5)	Includes EBITDA related to discontinued operations of $6.5 million for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

We reported consolidated net income of $390.5 million for the year ended December 31, 2007 on revenue of $6.0 billion as compared to consolidated net income of $318.6 million on revenue of $4.0 billion for the year ended December 31, 2006.

Our revenue on a consolidated basis increased by $2.0 billion, or 49.7%, as compared to the year ended December 31, 2006. This improvement was due to organic growth and acquisitions completed during 2006 and 2007, particularly the acquisition of Trammell Crow Company in December of 2006. The revenue growth was fueled by continued higher worldwide transaction revenue as well as increased activity in our outsourcing and appraisal/valuation operations. Additionally, enhanced performance from our Global Investment Management business contributed to the increase. Foreign currency translation had a $161.5 million positive impact on total revenue during the year ended December 31, 2007.

Our cost of services on a consolidated basis increased by $1.1 billion, or 51.7%, during the year ended December 31, 2007 as compared to the year ended December 31, 2006. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall increase was primarily driven by the increase in revenue. Also contributing to the increase was an increase in reimbursable expenses as well as additional headcount, both of which mainly resulted from acquisitions. Foreign currency translation had a $76.6 million negative impact on cost of services during the year ended December 31, 2007. Cost of services as a percentage of revenue increased slightly from 52.4% for the year ended December 31, 2006 to 53.0% for the year ended December 31, 2007, primarily attributable to our mix of revenue.

Our operating, administrative and other expenses on a consolidated basis were $2.0 billion, an increase of $684.9 million, or 52.5%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was primarily driven by higher worldwide payroll-related costs, including bonuses, which resulted from our improved operating performance. Also contributing to the increase were higher costs as a result of acquisitions, particularly our acquisition of Trammell Crow Company, as well as increased marketing costs in support of our growing revenue. These increases were partially offset by lower carried interest expense. Foreign currency translation had a $52.0 million negative impact on total operating expenses during the year ended December 31, 2007. Operating expenses as a percentage of revenue increased slightly from 32.3% for the year ended December 31, 2006 to 33.0% for the year ended December 31, 2007. Operating expenses as a percentage of revenue in the current year were negatively impacted by higher integration costs in the current year, primarily driven by the Trammell Crow Company Acquisition, and bonus expense in our Development Services segment that primarily relates to gains on disposition of real estate, which are not included in revenue. Excluding the impact of these items, operating expenses as a percentage of revenue would actually be lower for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Our depreciation and amortization expense on a consolidated basis increased by $45.7 million, or 67.6%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily driven by higher amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. As of December 31, 2007, the intangible asset representing the net revenue backlog acquired in the Trammell Crow Company Acquisition was fully amortized. Also contributing to the increase over the prior year was higher depreciation expense mainly resulting from fixed assets acquired in recent acquisitions.

Our merger-related charges on a consolidated basis were $56.9 million for the year ended December 31, 2007. These charges primarily consisted of severance and lease termination costs, which were attributable to the Trammell Crow Company Acquisition.

Our gain on disposition of real estate on a consolidated basis was $24.3 million for the year ended December 31, 2007. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $31.6 million, or 95.0%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This was primarily due to equity income generated by our Development Services segment.

Our consolidated minority interest expense increased by $5.8 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was primarily due to minority interest associated with our Japanese affiliate CB Richard Ellis KK, or IKOMA.

Our other loss on a consolidated basis was $37.5 million for the year ended December 31, 2007, which primarily related to the sale of Trammell Crow Company’s approximately 19% ownership interest in Savills plc, a real estate services company based in the United Kingdom. This sale resulted in a pre-tax loss of $34.9 million, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market.

Our consolidated interest income was $29.0 million, an increase of $19.2 million, or 195.3%, as compared to the year ended December 31, 2006. This increase was mainly driven by interest income earned in our Americas segment primarily resulting from higher average cash balances in 2007 as a result of cash received on the sale of Trammell Crow Company’s interest in Savills plc as well as interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock (see Note 5 of the Notes to Consolidated Financial Statements). Also contributing to the positive variance was interest income earned in our EMEA segment resulting from higher average cash balances in 2007 as well as higher interest income in our Development Services segment.

Our consolidated interest expense increased $118.0 million, or 262.1%, as compared to the year ended December 31, 2006. The overall increase was primarily due to the additional debt resulting from the Trammell Crow Company Acquisition. Despite the significant increase in our leverage as a result of the Trammell Crow Company Acquisition, our management generally expects to look for opportunities to reduce our debt in the future. For example, we repaid $286.0 million of our senior secured term loans during the year ended December 31, 2007. We expect that annual interest expense for 2008 will be approximately $156.0 million.

Our loss on extinguishment of debt on a consolidated basis was $33.8 million for the year ended December 31, 2006. This loss was primarily related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of our 11 1/4% senior subordinated notes during the year ended December 31, 2006. In addition, during the year ended December 31, 2006, we incurred $11.6 million of losses related to the write-off of unamortized deferred financing fees, as well as premiums paid, in connection with the repurchase of our 9 3/4% senior notes and $8.2 million of losses in connection with the write-off of unamortized deferred financing fees associated with our prior credit facility, which was replaced during 2006.

Our provision for income taxes on a consolidated basis was $192.6 million for the year ended December 31, 2007 as compared to $198.3 million for the year ended December 31, 2006. Our effective tax rate decreased from 38.4% for the year ended December 31, 2006 to 33.2% for the year ended December 31, 2007. The decrease in both the provision for income taxes and our effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings as well as the reversal of a reserve for an uncertain tax position in the current year, which we determined was no longer required.

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

Our depreciation and amortization expense on a consolidated basis increased by $22.1 million, or 48.5%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase was primarily driven by higher amortization expense related to the intangible assets representing net revenue backlog and incentive fees acquired in the Trammell Crow Company Acquisition. As of December 31, 2006, the net book value of the intangible asset representing the remaining net revenue backlog acquired in the Trammell Crow Company Acquisition was $25.8 million, which was fully amortized by the end of 2007. Also contributing to the increase over the prior year was higher depreciation expense resulting from increased capital expenditures as well as fixed assets acquired in recent acquisitions.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $5.1 million, or 13.3%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This was primarily due to higher dispositions within selected funds in our Global Investment Management segment in 2005, partially offset by higher equity income in our EMEA and Americas segments for the year ended December 31, 2006.

Our consolidated minority interest expense increased $4.0 million, or 182.9%, as compared to the year ended December 31, 2005. The increase was primarily due to minority interest associated with our Japanese affiliate, IKOMA, which we began fully consolidating in our results in 2006 as a result of our equity interest reaching 51% in 2006.

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

Our loss on extinguishment of debt on a consolidated basis was $33.8 million and $7.4 million for the years ended December 31, 2006 and 2005, respectively. These losses were related to the write-off of unamortized deferred financing fees and unamortized discount, as well as premiums paid, all in connection with the repurchase of our 11 1/4% senior subordinated notes during the years ended December 31, 2006 and 2005. In addition, during the year ended December 31, 2006, we incurred $11.6 million of losses related to the write-off of unamortized deferred financing fees, as well as premiums paid, in connection with the repurchase of our 9 3/4% senior notes and $8.2 million of losses in connection with the write-off of unamortized deferred financing fees associated with our prior credit facility, which was replaced during the year ended December 31, 2006.

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

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
Americas
Revenue	$3,689,737	100.0%	$2,506,913	100.0%	$2,172,813	100.0%
Costs and expenses:
Cost of services	2,272,146	61.6	1,453,632	58.0	1,278,185	58.8
Operating, administrative and other	975,673	26.4	710,547	28.4	621,009	28.6
Depreciation and amortization	77,076	2.1	38,846	1.5	30,782	1.4
Merger-related charges	55,620	1.5	—	—	—	—

Operating income	$309,222	8.4%	$303,888	12.1%	$242,837	11.2%

EBITDA	$365,004	9.9%	$366,103	14.6%	$286,887	13.2%

EMEA
Revenue	$1,314,019	100.0%	$933,517	100.0%	$707,330	100.0%
Costs and expenses:
Cost of services	650,824	49.5	462,807	49.6	379,163	53.6
Operating, administrative and other	398,339	30.4	282,564	30.3	223,365	31.6
Depreciation and amortization	12,324	0.9	15,152	1.6	10,468	1.5
Merger-related charges	1,240	0.1	—	—	—	—

Operating income	$251,292	19.1%	$172,994	18.5%	$94,334	13.3%

EBITDA	$261,199	19.9%	$189,404	20.3%	$104,493	14.8%

Asia Pacific
Revenue	$548,650	100.0%	$354,756	100.0%	$186,573	100.0%
Costs and expenses:
Cost of services	277,748	50.6	194,073	54.7	96,124	51.5
Operating, administrative and other	179,329	32.7	115,165	32.5	64,173	34.4
Depreciation and amortization	6,489	1.2	5,499	1.5	2,430	1.3

Operating income	$85,084	15.5%	$40,019	11.3%	$23,846	12.8%

EBITDA	$82,775	15.1%	$43,268	12.2%	$27,285	14.6%

Global Investment Management
Revenue	$347,883	100.0%	$228,034	100.0%	$127,310	100.0%
Costs and expenses:
Operating, administrative and other	252,437	72.6	189,399	83.1	114,085	89.6
Depreciation and amortization	2,798	0.8	2,306	1.0	1,836	1.4

Operating income	$92,648	26.6%	$36,329	15.9%	$11,389	9.0%

EBITDA	$113,068	32.5%	$52,724	23.1%	$35,519	27.9%

Development Services
Revenue	$133,960	100.0%	$8,807	100.0%	$—	—%
Costs and expenses:
Operating, administrative and other	182,880	136.5	6,106	69.3	—	—
Depreciation and amortization	14,582	10.8	5,792	65.8	—	—
Merger-related charges	72	0.1	—	—	—	—
Gain on disposition of real estate	24,299	18.1	—	—	—	—

Operating loss	$(39,275)	(29.3)%	$(3,091)	(35.1)%	$—	—%

EBITDA (1)	$12,218	9.1%	$2,025	23.0%	$—	—%

(1)	Includes EBITDA related to discontinued operations of $6.5 million for the year ended December 31, 2007.

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

Net interest expense and loss on extinguishment of debt have been expensed in the segment incurred. Provision (benefit) for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Americas
Net income	$114,045	$166,034	$124,426
Add:
Depreciation and amortization	77,076	38,846	30,782
Interest expense	141,070	36,753	45,934
Loss on extinguishment of debt	—	33,847	7,386
Royalty and management service income	(24,050)	—	—
Provision for income taxes	71,630	97,890	86,001
Less:
Interest income	14,767	7,267	7,642

EBITDA	$365,004	$366,103	$286,887

EMEA
Net income	$180,816	$103,631	$60,426
Add:
Depreciation and amortization	12,324	15,152	10,468
Interest expense	835	2,200	3,887
Royalty and management service expense	17,290	—	—
Provision for income taxes	61,299	69,698	32,777
Less:
Interest income	11,365	1,277	3,065

EBITDA	$261,199	$189,404	$104,493

Asia Pacific
Net income	$43,778	$18,170	$15,297
Add:
Depreciation and amortization	6,489	5,499	2,430
Interest expense	3,448	3,092	2,777
Royalty and management service expense	5,511	—	—
Provision for income taxes	24,157	16,782	6,968
Less:
Interest income	608	275	187

EBITDA	$82,775	$43,268	$27,285

Global Investment Management
Net income	$63,357	$33,022	$17,192
Add:
Depreciation and amortization	2,798	2,306	1,836
Interest expense	3,600	2,642	3,683
Royalty and management service expense	1,249	—	—
Provision for income taxes	43,400	15,435	13,135
Less:
Interest income	1,336	681	327

EBITDA	$113,068	$52,724	$35,519

Development Services
Net loss	$(11,491)	$(2,286)	$—
Add:
Depreciation and amortization (1)	15,007	5,792	—
Interest expense (2)	20,447	320	—
Benefit for income taxes (3)	(6,231)	(1,479)	—
Less:
Interest income (4)	5,514	322	—

EBITDA (5)	$12,218	$2,025	$—

(1)	Includes depreciation and amortization related to discontinued operations of $0.4 million for the year ended December 31, 2007.
(2)	Includes interest expense related to discontinued operations of $1.8 million for the year ended December 31, 2007.
(3)	Includes provision for income taxes related to discontinued operations of $1.6 million for the year ended December 31, 2007.
(4)	Includes interest income related to discontinued operations of $0.01 million for the year ended December 31, 2007.
(5)	Includes EBITDA related to discontinued operations of $6.5 million for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Americas

Revenue increased by $1.2 billion, or 47.2%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven by acquisitions, particularly our acquisition of Trammell Crow Company, and includes higher sales and lease transaction revenue and growth of our outsourcing revenues as well as increased activity in our appraisal/valuation operations. Foreign currency translation had a $17.2 million positive impact on total revenue during the year ended December 31, 2007.

Cost of services increased by $818.5 million, or 56.3%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily due to an increase in salaries and related costs associated with our property and facilities management contracts as well as higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had an $8.4 million negative impact on cost of services during the year ended December 31, 2007. Cost of services as a percentage of revenue increased from 58.0% for the year ended December 31, 2006 to 61.6% for the year ended December 31, 2007, primarily due to the increase in salaries and related costs associated with our property and facilities management contracts (the reimbursement of which is reflected in revenue) as our business shifted towards outsourcing services as a result of the Trammell Crow Company Acquisition.

Operating, administrative and other expenses increased $265.1 million, or 37.3%, mainly driven by higher costs as a result of our acquisition of Trammell Crow Company in December 2006, including increased payroll-related costs and bonuses, as well as higher occupancy and marketing costs. Foreign currency translation had a $5.7 million negative impact on total operating expenses during the year ended December 31, 2007.

EMEA

Revenue increased by $380.5 million, or 40.8%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This revenue increase was primarily driven by strong performance across all business lines and countries, including the United Kingdom, France, Germany, Spain, the Netherlands, Russia, Italy and Belgium. Foreign currency translation had a $105.2 million positive impact on total revenue during the year ended December 31, 2007.

Cost of services increased $188.0 million, or 40.6%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount, partially due to acquisitions. Higher salaries and related costs associated with our property and facilities management contracts also contributed to the increase. These increases were partially offset by a curtailment gain of $10.0 million recognized in the current year as a result of the freezing of our U.K. pension plans (see Note 16 of the Notes to Consolidated Financial Statements). Foreign currency translation had a $52.3 million negative impact on cost of services during the year ended December 31, 2007. Cost of services as a percentage of revenue was consistent between periods at 49.5% for the year ended December 31, 2007 versus 49.6% for the year ended December 31, 2006.

Operating, administrative and other expenses increased by $115.8 million, or 41.0%, mainly due to higher payroll-related costs, including bonuses, in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had a $31.9 million negative impact on total operating expenses during the year ended December 31, 2007.

Asia Pacific

Revenue increased by $193.9 million, or 54.7%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This revenue increase was primarily driven by improved performance in the region, most notably in Australia, China, India, Singapore and Japan. Foreign currency translation had a $29.9 million positive impact on total revenue during the year ended December 31, 2007.

Cost of services increased by $83.7 million, or 43.1%, mainly driven by increased producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenues and increased headcount, partially due to acquisitions. Higher salaries and related costs associated with our property and facilities management contracts also contributed to the increase. These increases were partially offset by lower cost of services in Japan, partially attributable to the full integration of IKOMA, which led to improved productivity in Japan. Cost of services as a percentage of revenue decreased from 54.7% for the year ended December 31, 2006 to 50.6% for the year ended December 31, 2007, primarily driven by the above mentioned lower cost of services in Japan. Foreign currency translation had a $15.9 million negative impact on cost of services for the year ended December 31, 2007.

Operating, administrative and other expenses increased by $64.2 million, or 55.7%, primarily due to an increase in payroll-related costs, including bonuses, which largely resulted from improved results in the region. Marketing costs in the region also increased in the current year in support of our growing revenue. Foreign currency translation had an $8.6 million negative impact on total operating expenses during the year ended December 31, 2007.

Global Investment Management

Revenue increased by $119.8 million, or 52.6%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The improvement was mainly due to higher incentive fees and increased investment management fees earned in the United States and the United Kingdom, partially offset by lower carried interest revenue in the current year. Total assets under management at December 31, 2007 rose 32.2% from year-end 2006 to $37.8 billion. Foreign currency translation had a $9.2 million positive impact on total revenue during the year ended December 31, 2007.

Operating, administrative and other expenses increased by $63.0 million, or 33.3%, primarily due to higher bonus expense resulting from improved results as well as an increase in salaries and related costs due to additional headcount. These increases were partially offset by lower carried interest incentive compensation expense of $28.4 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management. During the year ended December 31, 2007, we recorded a total of $62.7 million of incentive compensation expense related to carried interest revenue, a part of which pertained to revenue recognized during the current year with the remainder (approximately $42.9 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in future years will more than offset the $42.9 million of additional incentive compensation expense accrued during the year ended December 31, 2007. Foreign currency translation had a $5.8 million negative impact on total operating expenses during the year ended December 31, 2007.

Development Services

The Development Services segment consists of real estate development and investment activities primarily in the United States acquired in the Trammell Crow Company Acquisition on December 20, 2006. The results for 2006 only include activity from December 20, 2006 the acquisition date, through December 31, 2006. This segment generated revenue of $134.0 million and total operating expenses of $182.9 million for the year ended December 31, 2007. The loss incurred in this segment was largely a result of purchase accounting for the Trammell Crow Company Acquisition, which requires the write-up of assets to fair value upon acquisition, thereby eliminating any gains in the near term. For the year ended December 31, 2007, this segment’s results were reduced by approximately $61.6 million as a result of purchase accounting. Our inventory of in-process and pipeline projects at December 31, 2007 rose 9.5% from year-end 2006 to $9.2 billion.

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

Cost of services increased by $175.4 million, or 13.7%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to higher commission expense and bonus accruals as a result of the overall increase in revenue. Foreign currency translation had a $3.7 million negative impact on cost of services during the year ended December 31, 2006. Cost of services as a percentage of revenue decreased slightly from 58.8% for the year ended December 31, 2005 to 58.0% for the year ended December 31, 2006, primarily attributable to our mix of revenue.

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

Cost of services increased by $97.9 million, or 101.9%, mainly due to higher commissions and additional headcount, both of which were primarily attributable to our consolidation of IKOMA as well as increased activity in Australia. Cost of services as a percentage of revenue increased from 51.5% for the year ended December 31, 2005 to 54.7% for the year ended December 31, 2006, primarily driven by a higher transaction commission rate at IKOMA, which improved in 2007 upon full integration. Foreign currency translation had a $3.6 million positive impact on cost of services for the year ended December 31, 2006.

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

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2008 are approximately $80.0 million of anticipated net capital expenditures. The capital expenditures for 2007 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are our obligations related to our deferred compensation plans and our U.K. pension plans. Pursuant to our deferred compensation plans, a select group of our management and other highly-compensated employees have been permitted to defer receipt of some or all of their compensation until future distribution dates and have the deferred amount credited towards specified investment alternatives. Except for deferrals into stock fund units that provide for future issuances of our common stock, the deferrals under the deferred compensation plans represent future cash payment obligations for us. We currently have invested in insurance and mutual funds for the purpose of funding our future cash deferred compensation obligations. In addition, upon each distribution under the plans, we receive a corresponding tax deduction for such compensation payment. Our U.K. subsidiaries maintain pension plans with respect to which a limited number of our U.K. employees are participants. Our historical policy has been to fund pension costs as actuarially determined and as required by applicable law and regulations. During the year ended December 31, 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. In connection with this change, certain plan assets and liabilities were remeasured, which resulted in an underfunded obligation of $34.2 million at December 31, 2007 as compared to a $58.0 million underfunded obligation at December 31, 2006.

We expect that any future obligations under our deferred compensation plans and pension plans that are not currently funded will be funded out of our future cash flow from operations.

In January 2007, we sold Trammell Crow Company’s approximately 19% ownership interest in Savills plc (a real estate services company based in the United Kingdom) at a $34.9 million net loss, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The disposition was effected through the sale of approximately 25.9 million shares of Savills plc common stock. The pre-tax proceeds from the sale, net of selling costs, totaled approximately $311.0 million and have been used to reduce net indebtedness.

On November 7, 2007, we announced a share repurchase program of up to $500.0 million of our outstanding common stock, which was authorized by our board of directors. Subsequently, on November 28, 2007, we announced an expansion of our share repurchase program, in which our board of directors authorized the share repurchase of up to $635.0 million of our outstanding shares of common stock, which included the $500.0 million previously authorized. This share repurchase program was funded out of our cash flow from operations as well as our revolving credit facility.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $648.2 million for the year ended December 31, 2007, an increase of $218.2 million as compared to the year ended December 31, 2006. The Trammell Crow Company Acquisition has impacted substantially all components of cash used in our operating activities, which makes comparison against the same period in the prior year not meaningful. However, the sharp increase in cash provided by operating activities during the year ended December 31, 2007 was primarily driven by the approximately $311.0 million in proceeds received from the sale of the approximately 19% ownership in Savills plc, a real estate services company based in the United Kingdom, held by Trammell Crow Company. Furthermore, higher results and distributions of earnings from unconsolidated subsidiaries, partially offset by higher income taxes paid also contributed to the increase.

Net cash provided by operating activities totaled $430.0 million for the year ended December 31, 2006, an increase of $70.4 million as compared to the year ended December 31, 2005. This increase was primarily due to improved operating performance experienced in 2006 in comparison to the year ended December 31, 2005, which was evidenced by increases in net income, income taxes paid, compensation and employee benefits payable and accrued bonuses and profit sharing offset by an increase in accounts receivable. This net increase in cash provided by operating activities in 2006 was partially offset by higher deposits in the United Kingdom, primarily made to replace a letter of credit requirement related to one of our leases, as well as an increase in prepaid compensation in 2006. Lastly, the new presentation of incremental tax benefits resulting from stock options exercised as financing inflows in 2006 as a result of our adoption of SFAS No. 123—Revised, “Share Based Payment,” versus operating inflows in 2005 also partially offset the overall increase.

Investing Activities

Net cash used in investing activities totaled $284.4 million for the year ended December 31, 2007, a decrease of $1.8 billion as compared to the year ended December 31, 2006. The decrease was primarily due to the use of less cash for acquisitions in the current year, partially offset by the usage of cash to purchase real estate held for investment and higher capital expenditures.

Net cash used in investing activities totaled $2.1 billion for the year ended December 31, 2006, representing an increase of $1.9 billion as compared to the year ended December 31, 2005. The increase was primarily due to the use of cash for acquisitions, particularly our acquisition of Trammell Crow Company. Also contributing to the net increase in 2006 was an increase in restricted cash as well as higher capital expenditures. The increase in restricted cash represents funds set aside to cover deferred purchase consideration relative to the Trammell Crow Company Acquisition.

Financing Activities

Net cash used in financing activities totaled $277.3 million for the year ended December 31, 2007 as compared to net cash provided by financing activities of $1.4 billion for the year ended December 31, 2006. The proceeds of $2.1 billion from our senior secured term loans received in the prior year to fund the Trammell Crow Company Acquisition, as well as our repurchase of $635.0 million of common stock in the current year mainly contributed to this variance. These items were partially offset by the repayment of debt in the prior year, increased net borrowings under our revolving credit facility in the current year as well as current year activities within our Development Services segment, including an increase in minority interest contributions, higher net proceeds received from notes payable on real estate and short-term borrowings related to a revolving line of credit.

Net cash provided by financing activities totaled $1.4 billion for the year ended December 31, 2006 as compared to net cash used in financing activities of $47.3 million for the year ended December 31, 2005. The increase in net cash provided by financing activities was primarily driven by the debt financing required by the

Trammell Crow Company Acquisition, net of associated deferred financing fees. This increase was partially offset by repayment of debt, including the remaining outstanding balance of our 11 1/4% senior subordinated notes, a substantial majority of the remaining outstanding balance of our 9 3/4% senior notes as well as the repayment of our prior senior secured term loan.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Total debt (1)	$2,327,406	$550,054	$509,741	$362,597	$905,014
Operating leases (2)	975,700	164,598	327,772	194,842	288,488
Deferred compensation plan liability (3)	290,562	11,300	33,600	35,400	210,262
Pension liability (3) (4)	34,163	—	—	—	34,163
Notes payable on real estate (recourse) (5)	6,589	4,779	1,810	—	—
Notes payable on real estate (non recourse) (5)	459,443	104,286	339,495	15,662	—
Deferred purchase consideration (6)	4,528	4,528	—	—	—

Total Contractual Obligations	$4,098,391	$839,545	$1,212,418	$608,501	$1,437,927

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (2)	$17,997	$17,997	$—	$—	$—
Guarantees (2) (7)	6,893	6,893	—	—	—
Co-investments (2) (8)	103,272	58,885	44,387	—	—
Non-current tax liabilities (9)	—	—	—	—	—
Other (10)	15,119	15,119	—	—	—

Total Other Commitments	$143,281	$98,894	$44,387	$—	$—

(1)	See Note 14 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (in thousands): 2008—$128,615; 2009 to 2010—$216,559; 2011 to 2012—$161,704 and thereafter $53,659. The interest payments on the variable rate debt have been calculated at the interest rate in effect at December 31, 2007.
(2)	See Note 15 of our Notes to the Consolidated Financial Statements.
(3)	See Note 16 of our Notes to the Consolidated Financial Statements.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(5)	See Note 13 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 5.44% to 8.73% at December 31, 2007. In general, interest is drawn on the underlying loan and subsequently paid with proceeds received upon the sale of the real estate project.
(6)	Represents portion of the total purchase price for the acquisition of Trammell Crow Company that has not been paid. As of December 31, 2007, $4.5 million is included in restricted cash in the accompanying consolidated balance sheets with a corresponding current liability included in deferred purchase consideration. Amount relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.

(7)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(8)	Includes $95.6 million related to our Global Investment Management segment ($51.2 million is expected to be funded in 2008 and $44.4 million is expected to be funded from 2009 to 2010) and $7.7 million related to our Development Services segment (expected to be funded in 2008).
(9)	As of December 31, 2007, our FIN 48 liability, including interest and penalties, is $81.8 million. We are unable to reasonably estimate the timing of the effective settlement of tax positions.
(10)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2007. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, entire balance has been reflected as expiring in less than one year.

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

Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2009 (previously set to commence on March 31, 2008, but adjusted as a result of our prepayment of all of the 2008 required payments in 2007) through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million beginning March 31, 2007 through September 30, 2013, with the balance payable on December 20, 2013 and (4) the ability to borrow an additional $300.0 million, subject to the satisfaction of customary conditions. The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million available to one of our Australian and New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement.

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2007, we had $227.1 million of revolving credit facility principal outstanding with a related weighted average interest rate of 7.4%, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2006, we had no revolving credit facility principal outstanding. As of December 31, 2007, letters of credit totaling $11.5 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in our Credit Agreement). Borrowings under the tranche B term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. During the year ended December 31, 2007, we repaid $146.0 million and $140.0 million of our tranche A and tranche B term loan facilities, respectively. As of December 31, 2007 and 2006, the tranche A term loan facility had related average interest rates of 5.7% and 6.9%, respectively, while the tranche B term loan facility had related average interest rates of 6.4% and 6.9%, respectively. As of December 31, 2007 and 2006, we had $827.0 million and $973.0 million of tranche A term loan facility principal outstanding, respectively, and $960.0 million and $1.1 billion of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the period from March 20, 2007 through December 31, 2007. As of December 31, 2007, the fair value of these interest rate swap agreements was reflected as a $17.1 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

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

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% and the original termination date of the note, which was December 3, 2007, was extended to September 1, 2008 through a written amendment. As of December 31, 2007, there were no amounts outstanding under this revolving credit note.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc., or CBRE Escrow, a wholly-owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/ 4% senior notes, which were due May 15, 2010. CBRE Escrow merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes were unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9 3/4% senior notes were jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrued at a rate of 9 3/4% per year and was payable semi-annually in arrears on May 15 and November 15. Before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006, we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of our outstanding 9 3/4% senior notes, which resulted in the repurchase of all but $3.3 million of these notes. The remaining $3.3 million of 9 3/4% senior notes were redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date, and we elected to redeem these notes during the year ended December 31, 2007.

In connection with the Trammell Crow Company Acquisition, on December 20, 2006, we immediately repaid Trammell Crow Company’s outstanding revolving credit facility of $74.0 million.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our senior debt. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such current or future borrowings.

Our wholly-owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA, or WaMu, and JP Morgan Chase Bank, N.A., or JP Morgan, for the purpose of funding mortgage loans that will be resold.

Effective July 1, 2006, CBRE Melody entered into a $200.0 million multifamily mortgage loan repurchase agreement, or Repo Agreement, with WaMu. Under the Repo Agreement, CBRE Melody originates multifamily loans and sells such loans to one or more investors, including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu has agreed to purchase certain qualifying mortgage loans after such loans have been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody’s obligation to repurchase the mortgage loan. Effective August 20, 2007, CBRE Melody entered into a first amendment to the Repo Agreement, with WaMu. This amendment provided for, among other things, a change in interest rate from one-month LIBOR, set daily plus 0.75% to one-month LIBOR, set daily plus 0.70%. The Repo Agreement was to continue indefinitely unless or until thirty days written notice was delivered, prior to the termination date, by either CBRE Melody or WaMu. In December 2007, CBRE Melody was given written notification by WaMu that the Repo Agreement would be terminated on January 28, 2008.

On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit and bears interest at the daily Chase London LIBOR rate plus 0.75%. On November 14, 2006, CBRE Melody executed an amendment to the credit agreement whereby the maturity date was extended to November 30, 2007.

On September 13, 2007, CBRE Melody entered into an amendment to their secured credit agreement with JP Morgan, which increased the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%. On November 30, 2007, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 31, 2008. This amendment also changed the interest rate to Chase London LIBOR plus 1.00% on outstanding amounts aggregating $250.0 million or less and Chase London LIBOR plus 1.10% on outstanding amounts in excess of $250.0 million.

During the years ended December 31, 2007 and 2006, respectively, we had a maximum of $450.9 million and $399.8 million of warehouse lines of credit principal outstanding. As of December 31, 2007 and 2006, we had $255.8 million and $104.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $255.8 million and $104.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2007 and 2006, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. On November 14, 2006, CBRE Melody executed an amendment extending the maturity of this note to November 30, 2007. Effective May 1, 2007, CBRE Melody executed an amendment, which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. On November 30, 2007, CBRE Melody executed an amendment which further extended the maturity date to May 31, 2008. As of December 31, 2007, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P., or Acquisitions II, a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement will be used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than twelve months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of December 31, 2007, there was $42.6 million outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million as of December 31, 2007 and 2006.

In January 2006, we acquired an additional stake in our Japanese affiliate, IKOMA, which increased our total equity interest in IKOMA to 51%. As a result, we now consolidate IKOMA’s financial statements, which included debt. IKOMA utilized short-term borrowings to assist in funding its working capital requirements. As of

December 31, 2007, there was no amount of outstanding debt for IKOMA. As of December 31, 2006, IKOMA had $6.7 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2007 and 2006, $1.9 million and $2.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of December 31, 2007 and 2006, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

We have four deferred compensation plans, or DCPs. The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The third, which we refer to as the Restoration Plan and was assumed by us in connection with our acquisition of Insignia, has been frozen and is no longer accepting deferrals. The fourth, which we refer to as the Trammell Crow Company DCP, was adopted by the Trammell Crow Company effective January 1, 2006, was assumed by us in connection with the Trammell Crow Company Acquisition and was merged into the Post-August 2004 DCP effective January 1, 2008. Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if in-service distributions are greater than we expect or participants leave our employment sooner than we expect.

Pre-August 2004 DCP

Prior to amending the Pre-August 2004 DCP as discussed below, each participant in the Pre-August 2004 DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ended or on a future date at least three years after the deferral election date. The investment alternatives available to participants included two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of December 31, 2007, there were 3,017,150 outstanding stock fund units under the Pre-August 2004 DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $5.8 million and $6.2 million at December 31, 2007 and 2006, respectively.

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

Under the Post-August 2004 DCP, each participant is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. Deferrals are credited at the participant’s election to one or more investment alternatives under the Post-August 2004 DCP, which include a money-market fund and ten mutual fund investment options. There is limited flexibility for participants to change distribution elections once made. Effective January 1, 2005, the Post-August 2004 DCP conforms to all the provisions outlined in Section 409A of the IRC and, therefore, does not allow for unscheduled in-service distributions.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability for our Pre-August 2004 DCP and Post-August 2004 DCP totaling $282.7 million and $228.3 million at December 31, 2007 and 2006, respectively, and assets (in the form of insurance) set aside to cover the liability of $264.2 million and $203.3 million as of December 31, 2007 and 2006, respectively. The current portion of the accumulated non-stock liability is $12.3 million and $7.4 million at December 31, 2007 and 2006, respectively, and is included in compensation and employee benefits payable in the accompanying consolidated balance sheets.

Restoration Plan

The Restoration Plan, assumed in connection with the Insignia Acquisition, has been frozen and is no longer accepting deferrals. The Restoration Plan is being administered only for the purpose of making distributions when participants terminate employment. Remaining amounts in this plan are invested in one fund. The Restoration Plan is unfunded and has an accumulated non-stock liability of $4.4 million and $4.2 million included in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Trammell Crow Company DCP

Effective, January 1, 2006, Trammell Crow Company established a non-qualified deferred compensation plan, or Trammell Crow Company DCP, for certain key employees of Trammell Crow Company. A portion of the eligible employees’ compensation was permitted to be directed into the Trammell Crow Company DCP. The Trammell Crow Company DCP is funded and included in the accompanying consolidated balance sheets is an accumulated non-stock liability of $3.5 million and $1.6 million at December 31, 2007 and 2006, respectively, and investments in trading securities set aside to cover the liability of $3.5 million and $1.6 million at December 31, 2007 and 2006, respectively. Effective January 1, 2008, the Trammell Crow Company DCP was merged into the Post-August 2004 DCP.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During the year ended December 31, 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom.

In connection with this change, we recorded a curtailment gain of $10.0 million during the third quarter of 2007 and certain plan assets and liabilities were remeasured. The resulting underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $34.2 million at December 31, 2007 as compared to $58.0 million at December 31, 2006.

We expect to contribute a total of $10.6 million to fund our pension plans for the year ending December 31, 2008.

Other Obligations and Commitments

We had outstanding letters of credit totaling $18.0 million as of December 31, 2007, excluding letters of credit for which we have outstanding liabilities already accrued on our balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through November 2008.

We had guarantees totaling $6.9 million as of December 31, 2007, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

We have several other debt repayment guarantees of unconsolidated subsidiaries that are subject to the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” We estimate that our likely exposure under these guarantees is not material. On this basis, we estimate that the fair value of these guarantees is equivalent to the amount necessary to secure the guarantees using letters of credit from a bank, and the aggregate amount is nominal.

In addition, at December 31, 2007, we have numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2007, we had committed $95.6 million to fund future co-investments, of which $51.2 million is expected to be funded during 2008. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2007, we had committed to fund $7.7 million of additional capital to these unconsolidated subsidiaries. The entire $7.7 million is expected to be funded during 2008.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

In November 2006, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real

Estate, for Sales of Condominiums.” EITF Issue No. 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF Issue No. 06-8 is effective for the first annual reporting period beginning after March 15, 2007. We do not expect the adoption of EITF Issue No. 06-8 to have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159, if any, on our consolidated financial position and results of operations.

In November 2007, the FASB issued EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS No. 66 When the Agreement Includes a Buy-Sell Clause.” A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF Issue No. 07-6 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. EITF Issue No. 07-6 concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66. EITF Issue No. 07-6 cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest that the buyer cannot act independently of the seller or the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity. EITF 07-6 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of EITF Issue No. 07-6, if any, on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial position and results of operations.

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF Issue No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF Issue No. 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 07-1 to have a material effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

Exchange Rates

During the year ended December 31, 2007, approximately 37.2% of our business was transacted in local currencies of foreign countries, the majority of which includes the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. As a result, fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2007, foreign currency translation had a $161.5 million positive impact on our total revenue and a $128.6 million negative impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency. As of December 31, 2006, we had two option agreements outstanding to purchase an aggregate notional amount of 160.0 million British pounds sterling, which were terminated in January 2007 in connection with the sale of Trammell Crow Company’s investment in Savills plc. On January 22, 2007, we entered into an option agreement to sell a notional amount of 50.0 million British pounds sterling, which expired on December 27, 2007. On April 2, 2007, we entered into three options agreements, including one to sell a notional amount of 17.0 million euros, which expired on June 27, 2007. The second option agreement was to sell a notional amount of 19.0 million euros and expired on September 26, 2007. The third option agreement was to sell a notional amount of 38.0 million euros and expired on December 27, 2007. On December 20, 2007, we entered into a foreign currency exchange forward contract with a notional amount of 46.0 million British pounds sterling, which expires on October 31, 2008. Included in the accompanying consolidated statements of operations were charges of $8.1 million for the year ended December 31, 2007, resulting from net losses on foreign currency exchange option and forward contracts.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Excluding notes payable on real estate, our fixed and variable rate long-term debt at December 31, 2007 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	Daily One-Month LIBOR +0.70%	Daily Chase- London LIBOR +1.0%	One-Month LIBOR + 1.0% (1)	One-Month LIBOR + 1.50% (1)	One-Month LIBOR + 0.775% to 1.5% + 12 basis points (2)	Six- Month LIBOR -2.0%	Daily British Bankers Association LIBOR + 0.65%	One-Month LIBOR + 0.775% (3)	Total
2008	$390	$64,510	$191,267	$—	$11,000	$11,185	$2,037	$42,600	$227,065	$550,054
2009	1,268	—	—	194,550	11,000	—	—	—	—	206,818
2010	23	—	—	291,900	11,000	—	—	—	—	302,923
2011	23	—	—	340,550	11,000	—	—	—	—	351,573
2012	24	—	—	—	11,000	—	—	—	—	11,024
Thereafter	14	—	—	—	905,000	—	—	—	—	905,014

Total	$1,742	$64,510	$191,267	$827,000	$960,000	$11,185	$2,037	$42,600	$227,065	$2,327,406

Weighted Average Interest Rate	7.7%	5.3%	5.8%	5.7%	6.5%	6.2%	4.2%	5.7%	7.4%	6.2%

(1)	Consists of amounts due under our senior secured term loan facilities.
(2)	Interest rate on this debt is equal to interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points.
(3)	Consists of amounts due under our revolving credit facility with interest ranging from 7.25% to 8.84%. We have used a weighted average rate of one-month LIBOR + 0.775% for disclosure of the rate.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 62 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at December 31, 2007, the net impact would be a decrease of $14.4 million on pre-tax income and cash provided by operating activities for the year ended December 31, 2007.

We also have $466.0 million of notes payable on real estate as of December 31, 2007. These notes have interest rates ranging from 5.4% to 8.7% with maturity dates extending through 2011. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $4.7 million.

From time to time, we enter into interest rate cap agreements in order to limit our interest expense related to our notes payable on real estate. These interest rate cap agreements are not designated as effective hedges under SFAS No. 133 and are therefore marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate cap agreements for the year ended December 31, 2007.

Estimated fair values for the term loans under our senior secured term loan facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value, primarily because the substantial majority of this debt is based on variable rates.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the period from March 20, 2007 through December 31, 2007. As of December 31, 2007, the fair value of these interest rate swap agreements was reflected as a $17.1 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CB Richard Ellis Group, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive income, for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 17 to the consolidated financial statements, the Company adopted, effective January 1, 2007, a new accounting standard for uncertainty in income taxes.

DELOITTE & TOUCHE LLP

Los Angeles, CA

February 29, 2008

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$342,874	$244,476
Restricted cash	44,438	212,938
Receivables, less allowance for doubtful accounts of $34,748 and $22,190 at December 31, 2007 and 2006, respectively	1,081,653	880,809
Warehouse receivables	255,777	103,992
Prepaid expenses	81,158	73,804
Deferred tax assets, net	191,984	143,024
Real estate under development	142,688	9,906
Real estate and other assets held for sale	135,261	239,343
Trading securities	3,488	355,503
Available for sale securities	1,212	371
Other current assets	80,297	70,846

Total Current Assets	2,360,830	2,335,012
Property and equipment, net	216,214	180,546
Goodwill	2,174,710	2,188,352
Other intangible assets, net of accumulated amortization of $105,438 and $55,065 at December 31, 2007 and 2006, respectively	404,104	441,073
Deferred compensation assets	264,190	203,271
Investments in and advances to unconsolidated subsidiaries	236,892	227,799
Deferred tax assets, net	17,932	—
Real estate under development	138,643	113,040
Real estate held for investment	279,727	104,207
Available for sale securities	30,314	27,949
Other assets, net	119,017	123,382

Total Assets	$6,242,573	$5,944,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$493,804	$477,781
Deferred purchase consideration	4,528	159,676
Compensation and employee benefits payable	319,808	330,826
Accrued bonus and profit sharing	727,460	524,184
Income taxes payable	50,658	48,576
Short-term borrowings:
Warehouse lines of credit	255,777	103,992
Revolving credit facility	227,065	—
Other	55,838	22,216

Total short-term borrowings	538,680	126,208
Current maturities of long-term debt	11,374	11,836
Notes payable on real estate	156,703	43,856
Liabilities related to real estate and other assets held for sale	101,544	195,758
Other current liabilities	23,802	35,961

Total Current Liabilities	2,428,361	1,954,662
Long-Term Debt:
Senior secured term loans	1,776,000	2,062,000
9 3/4% senior notes	—	3,310
Other long-term debt	1,352	1,363

Total Long-Term Debt	1,777,352	2,066,673
Deferred compensation liability	278,266	225,179
Deferred tax liabilities, net	—	80,603
Pension liability	34,163	57,971
Non-current tax liabilities	81,847	—
Notes payable on real estate	214,505	118,477
Other liabilities	175,923	181,289

Total Liabilities	4,990,417	4,684,854
Commitments and contingencies	—	—
Minority interest	263,613	78,136
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 201,594,592 and 227,474,835 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,016	2,275
Additional paid-in capital	40,559	610,406
Notes receivable from sale of stock	(60)	(60)
Accumulated earnings	963,530	602,086
Accumulated other comprehensive loss	(17,502)	(33,066)

Total Stockholders’ Equity	988,543	1,181,641

Total Liabilities and Stockholders’ Equity	$6,242,573	$5,944,631

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$6,034,249	$4,032,027	$3,194,026
Costs and expenses:
Cost of services	3,200,718	2,110,512	1,753,472
Operating, administrative and other	1,988,658	1,303,781	1,022,632
Depreciation and amortization	113,269	67,595	45,516
Merger-related charges	56,932	—	—

Total costs and expenses	5,359,577	3,481,888	2,821,620
Gain on disposition of real estate	24,299	—	—

Operating income	698,971	550,139	372,406
Equity income from unconsolidated subsidiaries	64,939	33,300	38,425
Minority interest expense	11,875	6,120	2,163
Other (loss) income	(37,534)	8,610	—
Interest income	29,004	9,822	11,221
Interest expense	162,991	45,007	56,281
Loss on extinguishment of debt	—	33,847	7,386

Income from continuing operations before provision for income taxes	580,514	516,897	356,222
Provision for income taxes	192,643	198,326	138,881

Income from continuing operations	387,871	318,571	217,341
Income from discontinued operations, net of income taxes	2,634	—	—

Net income	$390,505	$318,571	$217,341

Basic income per share
Income from continuing operations	$1.70	$1.41	$0.98
Income from discontinued operations, net of income taxes	0.01	—	—

Net income	$1.71	$1.41	$0.98

Weighted average shares outstanding for basic income per share	228,476,724	226,685,122	222,129,066

Diluted income per share
Income from continuing operations	$1.65	$1.35	$0.95
Income from discontinued operations, net of income taxes	0.01	—	—

Net income	$1.66	$1.35	$0.95

Weighted average shares outstanding for diluted income per share	234,978,464	235,118,341	229,855,056

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$390,505	$318,571	$217,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,694	67,595	45,516
Amortization and write-off of deferred financing costs	7,958	18,447	5,914
Amortization and write-off of long-term debt discount	—	1,648	689
Gain on sale of servicing rights and other assets	(11,355)	(8,099)	(4,158)
Loss (gain) on trading securities	33,654	(8,610)	—
Loss on interest rate swaps	3,880	—	—
Equity income from unconsolidated subsidiaries	(64,939)	(33,300)	(38,425)
In-kind distributions from unconsolidated subsidiaries	(2,710)	(9,614)	—
Minority interest expense	14,549	6,120	2,163
Gain on disposition of real estate held for investment	(3,346)	—	—
Provision for doubtful accounts	17,688	4,696	4,214
Deferred income taxes	5,322	(23,055)	(5,659)
Compensation expense and merger-related expense related to stock options and stock awards	35,546	11,889	5,463
Incremental tax benefit from stock options exercised	(16,568)	(31,774)	—
Deferred compensation deferrals	45,408	41,035	28,625
Distribution of earnings from unconsolidated subsidiaries	117,196	29,384	24,997
Tenant concessions received	15,220	10,566	4,273
Proceeds from sale of trading securities	320,047	—	—
Increase in receivables	(138,965)	(188,708)	(93,135)
Increase in deferred compensation assets	(60,919)	(58,674)	(42,020)
Increase in prepaid expenses and other assets	(19,870)	(58,480)	(9,387)
(Increase) decrease in real estate held for sale and under development	(114,714)	66,913	—
(Decrease) increase in accounts payable and accrued expenses	(53,201)	71,214	66,344
Increase in compensation and employee benefits payable and accrued bonus and profit sharing	148,756	196,320	102,502
(Decrease) increase in income taxes payable	(138,094)	2,440	86,696
Increase (decrease) in other liabilities	2,907	3,422	(41,226)
Other operating activities, net	561	98	(1,071)

Net cash provided by operating activities	648,210	430,044	359,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(92,955)	(55,298)	(37,751)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(90,473)	(107,491)	(75,694)
Cash paid for acquisition of Trammell Crow Company, net of cash acquired	(94,483)	(1,677,422)	—
Contributions to investments in unconsolidated subsidiaries	(97,830)	(62,947)	(41,832)
Distributions from investments in unconsolidated subsidiaries	57,812	28,558	30,657
Proceeds from sale of servicing rights and other assets	32,504	8,041	3,649
Additions to real estate held for investment	(189,602)	—	—
Net proceeds from disposition of real estate held for investment	10,898	—	—
Decrease (increase) in restricted cash	168,811	(195,792)	4,047
Other investing activities, net	10,897	418	1,415

Net cash used in investing activities	(284,421)	(2,061,933)	(115,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	2,073,000	—
Repayment of senior secured term loans	(286,000)	(265,250)	(11,800)
Proceeds from revolving credit facility	604,186	843,324	—
Repayment of revolving credit facility	(381,704)	(843,324)	—
Repayment of 11 1/4% senior subordinated notes	—	(164,669)	(42,700)
Repayment of 9 3/4% senior notes	(3,310)	(126,690)	—
Repayment of Trammell Crow Company’s revolving credit facility	—	(74,000)	—
Proceeds from notes payable on real estate held for investment	142,862	18,200	—
Repayment of notes payable on real estate held for investment	(21,621)	—	—
Proceeds from notes payable on real estate held for sale and under development	210,532	11,605	—
Repayment of notes payable on real estate held for sale and under development	(126,066)	(71,168)	—
Proceeds from (repayment of) short-term borrowings and other loans, net	33,525	(8,626)	(2,533)
Proceeds from exercise of stock options	11,867	15,572	11,450
Incremental tax benefit from stock options exercised	16,568	31,774	—
Repurchase of common stock	(635,000)	—	—
Minority interest contributions	198,446	14,710	4,495
Minority interest distributions	(34,842)	(3,100)	(6,213)
Payment of deferred financing fees	(5,609)	(29,843)	(318)
Other financing activities, net	(1,087)	(1,955)	347

Net cash (used in) provided by financing activities	(277,253)	1,419,560	(47,272)
Effect of currency exchange rate changes on cash and cash equivalents	11,862	7,516	(4,482)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	98,398	(204,813)	192,393
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	244,476	449,289	256,896

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$342,874	$244,476	$449,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$148,944	$55,927	$52,398

Income taxes, net of refunds	$317,394	$218,935	$56,817

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

						Accumulated other comprehensive (loss) income
	Shares	Class A common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings	Minimum pension liability and other	Foreign currency translation and other	Total
Balance at December 31, 2004	213,094,287	$2,130	$512,381	$(433)	$66,174	$(6,223)	$(14,081)	$559,948
Net income	—	—	—	—	217,341	—	—	217,341
Non-cash issuance of common stock	5,910	—	229	—	—	—	—	229
Non-vested stock grants	472,368	5	—	—	—	—	—	5
Net cancellation and distribution of deferred compensation stock fund units	2,764,470	28	(471)	—	—	—	—	(443)
Net collection on notes receivable from sale of stock	—	—	—	332	—	—	—	332
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(14,516)	—	(14,516)
Stock options exercised (including tax benefit)	5,016,711	51	31,007	—	—	—	—	31,058
Compensation expense for stock options and non-vested stock awards	—	—	5,506	—	—	—	—	5,506
Foreign currency translation loss	—	—	—	—	—	—	(5,775)	(5,775)

Balance at December 31, 2005	221,353,746	$2,214	$548,652	$(101)	$283,515	$(20,739)	$(19,856)	$793,685
Net income	—	—	—	—	318,571	—	—	318,571
Net cancellation and distribution of deferred compensation stock fund units	671,648	6	(89)	—	—	—	—	(83)
Net collection on notes receivable from sale of stock	—	—	—	41	—	—	—	41
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	—	50	50
Minimum pension liability adjustment, net of tax	—	—	—	—	—	1,718	—	1,718
Adoption of SFAS No. 158, net of $3.7 million in tax	—	—	—	—	—	(8,586)	—	(8,586)
Stock options exercised (including tax benefit)	4,393,671	44	49,954	—	—	—	—	49,998
Non-cash issuance of common stock	3,295	—	86	—	—	—	—	86
Non-vested stock grants	1,089,070	11	—	—	—	—	—	11
Compensation expense for stock options and non-vested stock awards	—	—	11,803	—	—	—	—	11,803
Foreign currency translation gain	—	—	—	—	—	—	14,347	14,347
Cancellation of non-vested stock awards	(36,595)	—	—	—	—	—	—	—

Balance at December 31, 2006	227,474,835	$2,275	$610,406	$(60)	$602,086	$(27,607)	$(5,459)	$1,181,641
Net income	—	—	—	—	390,505	—	—	390,505
Adoption of FIN 48	—	—	—	—	(29,061)	—	—	(29,061)
Net cancellation and distribution of deferred compensation stock fund units	187,949	1	(22)	—	—	—	—	(21)
Pension liability adjustments, net of tax	—	—	—	—	—	(8,818)	—	(8,818)
Stock options exercised (including tax benefit)	1,973,947	20	29,348	—	—	—	—	29,368
Non-cash issuance of common stock	2,808	—	104	—	—	—	—	104
Non-vested stock grants	819,679	8	—	—	—	—	—	8
Repurchase of common stock	(28,830,442)	(288)	(634,712)	—	—	—	—	(635,000)
Compensation expense for stock options and non-vested stock awards	—	—	24,608	—	—	—	—	24,608
Accelerated vesting of non-vested stock awards	—	—	993	—	—	—	—	993
Accelerated vesting of stock options	—	—	9,834	—	—	—	—	9,834
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	—	—	(7,667)	(7,667)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	—	(409)	(409)
Foreign currency translation gain	—	—	—	—	—	—	32,458	32,458
Cancellation of non-vested stock awards	(34,184)	—	—	—	—	—	—	—

Balance at December 31, 2007	201,594,592	$2,016	$40,559	$(60)	$963,530	$(36,425)	$18,923	$988,543

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$390,505	$318,571	$217,341
Other comprehensive income (loss):
Foreign currency translation gain (loss)	32,458	14,347	(5,775)
Unrealized losses on interest rate swaps, net of $5,532 income tax benefit as of December 31, 2007	(7,667)	—	—
Unrealized holding (losses) gains on available for sale securities, net of $306 income tax benefit and $36 income tax as of December 31, 2007 and 2006, respectively	(409)	50	—
Pension liability adjustments, net of tax	(8,818)	1,718	(14,516)

Total other comprehensive income (loss)	15,564	16,115	(20,291)

Comprehensive income	$406,069	$334,686	$197,050

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

We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name and provide development services under the “Trammell Crow” brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial property and corporate facilities management, valuation, real estate investment management, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions and proprietary research. We generate revenues on a per project or transactional basis and from contractual management fees.

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

In the third quarter of 2007, an entity in which we have an interest contributed land to a limited liability company (LLC) of which we are the managing member. The LLC was formed to develop a retail shopping center. Based upon our evaluation of the LLC, we concluded the LLC is a variable interest entity in accordance with FIN 46R and we consolidated the LLC as its primary beneficiary. Included in our accompanying consolidated balance sheets as of December 31, 2007 is the LLC’s notes payable balance of $45.0 million, which is non-recourse to us and secured by the underlying real estate of $45.8 million, which is included in current real estate under development.

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

Our determination of the appropriate accounting method for all other investments in subsidiaries is based on the amount of influence we have (including our ownership interest) in the underlying entity. Those other investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain subsidiaries where we have less than 20% ownership) are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such subsidiaries. Accordingly, our share of the earnings or losses of these equity method subsidiaries is included in consolidated net income. All of our remaining investments are carried at cost. Under either the equity or cost method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset. We did not recognize an impairment loss related to property and equipment in 2007, 2006 or 2005.

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

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” This results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of our goodwill balance has resulted from the 2001 Merger, the Insignia Acquisition and the Trammell Crow Company Acquisition. Other intangible assets include trademarks, which were separately identified as a result of the 2001 Merger, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom (U.K.) that was owned by Insignia prior to the Insignia Acquisition and a trade name separately identified as part of the Trammell Crow Company Acquisition to be used in providing development services. Both the trademarks and the trade names are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include customer relationships, management contracts, loan servicing rights and franchise agreements, which are all being amortized over estimated useful lives ranging up to 20 years.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We perform an annual assessment of our goodwill and other intangible assets deemed to have indefinite lives for impairment as of the beginning of the fourth quarter of each year. We also assess our goodwill and other intangible assets deemed to have indefinite useful lives for impairment when events or circumstances indicate that our carrying value may not be recoverable from future cash flows. We completed our required annual impairment tests as of October 1, 2007, 2006 and 2005, and determined that no impairment existed as of those dates.

Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized over the terms of the related debt agreements ranging up to seven years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. During 2005, we wrote off $1.1 million of unamortized deferred financing costs associated with the $42.7 million repurchase of our 11 1/4% senior subordinated notes. During 2006, we wrote off $14.7 million of unamortized deferred financing costs associated with the $164.7 million repurchase of our 11 1/4% senior subordinated notes, the $126.7 million redemption of our 9 3/4% senior notes and the replacement of our prior credit facility. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $30.4 million and $33.2 million, as of December 31, 2007 and 2006, respectively.

Revenue Recognition

We record real estate commissions on sales generally upon close of escrow or transfer of title, except when future contingencies exist. Real estate commissions on leases are generally recorded in income once we satisfy all obligations under the commission agreement. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies including tenant occupancy, payment of a deposit or payment of a first month’s rent (or a combination thereof). As some of these conditions are outside of our control and are often not clearly defined, judgment must be exercised in determining when such required events have occurred in order to recognize revenue.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Development services and project management services generate fees from development and construction management projects. For projects where we operate as a general contractor, fees are generally recognized using the percentage-of-completion method based on costs incurred as a percentage of total expected costs. Some development and construction management and project management assignments are subject to agreements that describe the calculation of fees and when we earn such fees. The earnings terms of these agreements dictate when we recognize the related revenue. We may earn incentive fees for project management services based upon achievement of certain performance criteria as set forth in the project management services agreement. We may earn incentive development fees by reaching specified time table, leasing, budget or value creation targets, as defined in the relevant development services agreement. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. We recognize such fees when the specified target is attained.

We record deferred income to the extent that cash payments have been received in accordance with the terms of underlying agreements, but such amounts have not yet met the criteria for revenue recognition in accordance with generally accepted accounting principles. We recognize such revenues when the appropriate criteria are met.

Pursuant to Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we account for certain reimbursements (primarily salaries and related charges) mainly related to our facilities and property management operations as revenue. Reimbursement revenue is recognized when the underlying reimbursable costs are incurred.

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are fully evaluated for collectibility and fully provided for if deemed uncollectible. Historically, our credit losses have been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real Estate

Classification and Impairment Evaluation

We classify real estate in accordance with the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as follows: (i) Real estate held for sale, which includes completed assets or land for sale in its present condition that meet all of the SFAS No. 144 “held for sale” criteria, (ii) Real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (iii) Real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iv) Real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is recorded individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.

Real estate held for sale is recorded at the lower of cost or fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows or market comparisons, is less than its carrying amount, an allowance is recorded against the asset.

Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis or market comparisons. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the shorter of their estimated useful lives or terms of the respective leases. Land improvements included in real estate held for investment are depreciated over their estimated useful lives, up to 15 years.

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Capitalization begins when the activities related to development have begun and ceases when activities are complete. Costs capitalized under SFAS No. 67 include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, development and construction costs and costs of incidental operations. Pursuit costs capitalized in connection with a potential development project that we have determined not to pursue are written off in the period that determination is made.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When acquiring real estate with existing buildings, we allocate the purchase price between land, land improvements, building and intangibles related to in-place leases, if any, based on their relative fair values in accordance with SFAS No. 141 and SFAS No. 142. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of net lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis. The capitalized values for both net lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to net lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense.

Disposition of Real Estate

Gains on disposition of real estate are recognized upon sale of the underlying project in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” We evaluate each real estate sale transaction to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for a sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and our continuing involvement.

Discontinued Operations

SFAS No. 144 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in SFAS No. 144, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of our real estate assets is generally accounted for in a discrete subsidiary, many constitute a component of an entity under SFAS No. 144, increasing the likelihood that the disposition of assets that we hold for sale in the ordinary course of business must be reported as a discontinued operation unless we have significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur.

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Business promotion and advertising costs of $66.5 million, $54.4 million and $43.3 million were included in operating, administrative and other expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the United States (U.S.) are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction losses included in the accompanying consolidated statements of operations are a $1.1 million, a $2.1 million and a $0.4 million loss for the years ended December 31, 2007, 2006 and 2005, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward and option contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. We apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, when accounting for any such contracts. SFAS No. 133 requires us to recognize all qualifying derivative instruments as assets or liabilities on our balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recognized in earnings unless specific hedge accounting criteria are met. Included in the consolidated statements of operations were charges of $8.1 million for the year ended December 31, 2007, resulting from net losses on foreign currency exchange option and forward contracts. The net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward and option contracts for the years ending December 31, 2006 and 2005 was not significant. As of December 31, 2006 we had two option agreements outstanding to purchase an aggregate notional amount of 160.0 million British pounds sterling, which were terminated in January 2007 in connection with the sale of Trammell Crow Company’s investment in Savills plc. As of December 31, 2007, we had an outstanding foreign currency exchange forward contract with an aggregate notional amount of 46.0 million British pounds sterling, which expires on October 31, 2008.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivative contracts has not been significant.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities (see Note 14). On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the period from March 20, 2007 through December 31, 2007. As of December 31, 2007, the fair value of these interest rate swap agreements was reflected as a $17.1 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

Marketable Securities

We account for investments in marketable debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. We classify marketable securities we acquire with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized losses on interest rate swaps, unrealized holding (losses) gains on available for sale securities, an adjustment related to the adoption of SFAS No. 158 and other pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 17). The income tax benefit associated with pension adjustments was $2.3 million, $8.2 million and $8.9 million as of December 31, 2007, 2006 and 2005, respectively.

Accounting for Transfers and Servicing

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” in accounting for loan sales and acquisition of servicing rights. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred at fair value. Servicing assets are amortized over the period of estimated servicing income with a write-off required when control is surrendered. When we sell mortgage loans, we allocate the acquisition cost of the mortgage loan between the loan sold and the retained loan servicing rights, based upon their relative fair values. The reported gain is the difference between the cash proceeds from the sale of the mortgage loans and its allocated costs. The cost allocated to the loan servicing rights are included in other intangible assets in the accompanying consolidated balance sheets. Our recording of loan servicing rights at their fair value resulted in gains, which have been reflected in the accompanying consolidated statements of operations. The amount of loan servicing rights recognized during the years ended December 31, 2007 and 2006 was as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006
Beginning balance, loan servicing rights	$12,778	$13,914
Loan servicing rights recognized under SFAS No. 140	3,063	2,177
Loan servicing rights sold	(486)	(923)
Amortization expense	(2,366)	(2,390)

Ending balance, loan servicing rights	$12,989	$12,778

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

The modified-prospective method provides for certain changes to the method for valuing share-based payment compensation, however prior periods are not required to be revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards as well as options that were granted subsequent to our IPO that were outstanding on the effective date and are subsequently modified or cancelled. As we have been accounting for our options under the fair value based method under SFAS No. 123 since the fourth quarter of 2003, the adoption of the modified-prospective method of SFAS No. 123R did not have a material impact on our financial position or results of operations.

We are applying the prospective method for the remaining unvested options that were granted prior to our IPO. Under the prospective method application, the fair value and other provisions of the statement are to be applied only to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to account for any portion of awards outstanding as of January 1, 2006 using the accounting principles originally applied to those awards. Accordingly, our 2003 and pre-IPO 2004 grants will continue to be accounted for under the minimum value provisions of SFAS No. 123.

See Note 16 for additional information on our stock-based compensation plans.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect of stock options and contingently issuable shares. Contingently issuable shares represent non-vested stock awards and unvested stock fund units in the deferred compensation plan. In accordance with SFAS No. 128, “Earnings Per Share” these shares are included in the dilutive earnings per share calculation under the treasury stock method (see Note 19).

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of Statement of Financial Accounting Standard No. 109,” or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $29.1 million and a decrease to goodwill of approximately $5.4 million. Prior to January 1, 2007, we estimated uncertain income tax obligations in accordance with SFAS No. 109 and SFAS No. 5, “Accounting for Contingencies.”

Self-Insurance

Our wholly-owned captive insurance company, which is subject to applicable insurance rules and regulations, insures our exposure related to workers’ compensation benefits provided to employees and purchases excess coverage from an unrelated insurance carrier. We purchase general liability and automotive insurance through an unrelated insurance carrier. The captive insurance company reinsures the related deductibles. The captive insurance company also insures deductibles relating to other coverages. Given the nature of these types of claims, it may take several years for resolution and determination of the cost of these claims. We are required to estimate the cost of these claims in our financial statements. We are responsible for evaluating our exposure to workers’ compensation, general liability and automotive claims.

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2007 and 2006, our reserve for claims under these insurance programs was $15.1 million and $14.7 million, respectively, of which $2.0 million was included in other current liabilities for each year and the remainder was included in other liabilities in the accompanying consolidated balance sheets.

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Certain provisions of SFAS No. 150 would have required us to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. In November 2003, the FASB indefinitely deferred application of

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the measurement and recognition provisions (but not the disclosure requirements) of SFAS No. 150 with respect to these non-controlling interests. As of December 31, 2007, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $172.9 million, as compared to the carrying value of $170.0 million, which is included in minority interest in the accompanying consolidated balance sheets. As of December 31, 2006, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was not significant since the majority of the assets of our consolidated limited life subsidiaries were acquired in 2007.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. This resulted in a decrease in stockholders’ equity of $8.6 million, which was net of a tax benefit of $3.7 million. The partial adoption of SFAS No. 158 had no effect on net earnings or cash flows. The incremental effects of applying SFAS No. 158 on line items in the accompanying consolidated balance sheet at December 31, 2006 were as follows (dollars in thousands):

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

In November 2006, the FASB issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF Issue No. 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EITF Issue No. 06-8 is effective for the first annual reporting period beginning after March 15, 2007. We do not expect the adoption of EITF Issue No. 06-8 to have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159, if any, on our consolidated financial position and results of operations.

In November 2007, the FASB issued EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS No. 66 When the Agreement Includes a Buy-Sell Clause.” A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF Issue No. 07-6 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. EITF Issue No. 07-6 concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66. EITF Issue No. 07-6 cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest that the buyer cannot act independently of the seller or the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity. EITF 07-6 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of EITF Issue No. 07-6, if any, on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations (SFAS No. 141R).” SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be required in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial position and results of operations.

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF Issue No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF Issue No. 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to these arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 07-1 to have a material effect on our consolidated financial position or results of operations.

Reclassifications

Certain reclassifications, which do not have an effect on net income or equity, have been made to the 2006 financial statements to conform with the 2007 presentation. For the year ended December 31, 2006, a net decrease of $59.6 million in notes payable on real estate held for sale and under development was reclassed out of net cash used in operating activities to net cash used in financing activities to conform with the 2007 presentation.

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

The aggregate purchase price for the Trammell Crow Company Acquisition was approximately $1.9 billion, which includes: (1) $1.8 billion in cash paid for shares of Trammell Crow Company’s outstanding common stock, at $49.51 per share, including outstanding stock units held in the Trammell Crow Company Employee Stock Purchase Plan, (2) cash payments of $120.0 million to holders of Trammell Crow Company’s vested options and (3) $18.7 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees. As of December 31, 2007, $4.5 million of the total purchase price has not been paid out and is included in restricted cash in the accompanying consolidated balance sheets along with a corresponding current liability of $4.5 million, which is included in deferred purchase consideration in the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accompanying consolidated balance sheets. These amounts relate to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.

Purchase accounting adjustments related to the Trammell Crow Company Acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, December 20, 2006. The excess purchase price over the fair value of net assets acquired has been recorded to goodwill. The goodwill is not deductible for tax purposes. The final valuation of the net assets acquired was completed during 2007 and did not result in any significant adjustments to the preliminary valuation, other than those noted below.

During the year ended December 31, 2007, we made the following significant adjustments to goodwill:

•	We completed the valuation of the various real estate assets acquired from Trammell Crow Company, which resulted in a $104.4 million decrease to goodwill.

•

We recorded an $18.1 million decrease to goodwill related to the sale of certain investments acquired in connection with the Trammell Crow Company Acquisition. As no event occurred during the period from the acquisition date to the sale date that would have impacted the value of these assets, our management concluded that the amount at which these assets were ultimately sold represented the best estimate of the fair value of these assets at the date of the Trammell Crow Company Acquisition.

•

We recorded a $6.3 million reduction to goodwill due to a decrease in liabilities primarily related to severance and costs associated with exiting contracts. The adjustment during the year ended December 31, 2007 represents a change in estimate as we completed our assessments and finalized our plans, particularly with respect to certain employee and contract terminations. All such adjustments were recorded in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

•

We recorded an increase of $31.9 million to goodwill related to the finalization of the net deferred tax liabilities and income taxes payable balances acquired in connection with the Trammell Crow Company Acquisition. This adjustment primarily related to the deferred tax impact of all purchase accounting adjustments noted above.

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

	2006 Charge to Goodwill	2006 Utilization	2007 Adjustments	2007 Utilization	To be Utilized at December 31, 2007
Change of control payments	$36,461	$(35,727)	$—	$(734)	$—
Costs associated with exiting contracts and other contractual obligations	29,635	(500)	(2,168)	(17,195)	9,772
Severance	18,422	—	(3,791)	(12,647)	1,984
Lease termination costs	11,085	—	276	(4,311)	7,050
Legal settlements anticipated	6,212	—	(599)	(1,794)	3,819

	$101,815	$(36,227)	$(6,282)	$(36,681)	$22,625

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change of control payments represented amounts paid to certain executives of Trammell Crow Company as a direct result of the Trammell Crow Company Acquisition as stipulated in their employment contracts. Additionally, restricted shares of Trammell Crow Company common stock that were legally unvested as of the acquisition date were converted into cash awards at the acquisition date. These contractual obligations are being paid as the awards vest. The liability for severance represents severance related to redundant employees. The remaining outstanding liabilities for severance will be paid in 2008. We identified 34 redundant facilities for which a total accrual for lease termination costs of $11.4 million has been established. The liability for lease termination costs will be paid over the remaining contract periods through 2012. We have accrued approximately $5.6 million to cover our exposure in various lawsuits involving Trammell Crow Company that were pending prior to the Trammell Crow Company Acquisition. These liabilities are being paid as each case is settled.

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

	Year Ended December 31,
	2006	2005
	(Unaudited)
Revenue	$5,015,092	$4,068,588
Operating income	578,821	360,045
Net income	259,592	135,824
Basic income per share	$1.15	$0.61
Weighted average shares outstanding for basic income per share	226,685,122	222,129,066
Diluted income per share	$1.10	$0.59
Weighted average shares outstanding for diluted income per share	235,118,341	229,855,056

4. Basis of Preparation

The accompanying consolidated balance sheets as of December 31, 2007 and 2006, and the consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2007 and 2006 include the consolidated financial statements of Trammell Crow Company from December 20, 2006, the date of the Trammell Crow Company Acquisition. As such, our consolidated financial statements after the Trammell Crow Company Acquisition are not directly comparable to our financial statements prior to the Trammell Crow Company Acquisition.

5. Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, is restricted cash of $44.4 million and $212.9 million, respectively. The balances primarily include restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition, escrow accounts held in our Development Services segment, cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the U.K. and escrow accounts related to other

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

strategic in-fill acquisitions completed during 2007 and 2006. The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered.

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2007	2006
Computer hardware and software	3 years	$215,928	$181,689
Furniture and equipment	3-10 years	135,120	100,163
Leasehold improvements	1-10 years	108,187	93,375
Equipment under capital leases	1-10 years	3,857	12,727

Total cost		463,092	387,954
Accumulated depreciation		(246,878)	(207,408)

Property and equipment, net		$216,214	$180,546

Depreciation expense associated with property and equipment was $53.9 million for the year ended December 31, 2007, $43.7 million for the year ended December 31, 2006 and $36.6 million for the year ended December 31, 2005.

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance at December 31, 2005	$571,517	$260,988	$14,017	$33,657	$—	$880,179
Acquisition of Trammell Crow Company	1,142,673	—	—	—	72,917	1,215,590
Purchase accounting adjustments related to acquisitions	3,144	56,385	17,261	4,307	—	81,097
Foreign exchange movement	—	10,485	803	198	—	11,486

Balance at December 31, 2006	$1,717,334	$327,858	$32,081	$38,162	$72,917	$2,188,352
Purchase accounting adjustments related to acquisitions	(92,390)	11,061	47,540	—	13,746	(20,043)
Adoption of FIN 48 (see Note 2)	(5,359)	—	—	—	—	(5,359)
Foreign exchange movement	1,560	6,791	3,340	69	—	11,760

Balance at December 31, 2007	$1,621,145	$345,710	$82,961	$38,231	$86,663	$2,174,710

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets totaled $404.1 million and $441.1 million, net of accumulated amortization of $105.4 million and $55.1 million, as of December 31, 2007 and 2006, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade names	103,826		103,826

	$167,526		$167,526

Amortizable intangible assets
Customer relationships	$220,000	(11,917)	$220,000	(60)
Backlog and incentive fees	48,761	(48,761)	44,630	(18,780)
Management contracts	29,219	(25,078)	28,585	(21,333)
Loan servicing rights	24,115	(11,126)	22,143	(9,365)
Other	19,921	(8,556)	13,254	(5,527)

	$342,016	$(105,438)	$328,612	$(55,065)

Total intangible assets	$509,542	$(105,438)	$496,138	$(55,065)

In accordance with SFAS No. 141, trademarks of $63.7 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represents the Richard Ellis trade name in the U.K. that was owned by Insignia. In connection with the Trammell Crow Company Acquisition, an $84.0 million trade name was separately identified, which represents the Trammell Crow trade name used by us in providing development services. Both the trademarks and the trade names have indefinite useful lives and accordingly are not being amortized.

Customer relationships represent intangible assets identified in the Trammell Crow Company Acquisition relating to existing relationships primarily in Trammell Crow Company’s brokerage, property management, project management and facilities management lines of business. These intangible assets are being amortized over useful lives of up to 20 years.

Backlog and incentive fees mostly represented the fair value of net revenue backlog and incentive fees acquired as part of the Trammell Crow Company Acquisition as well as other in-fill acquisitions. These intangible assets were amortized over useful lives of up to one year.

Management contracts are primarily comprised of property management contracts in the U.S., Canada, the U.K. and France, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over useful lives of up to ten years.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company contract intangibles. Additionally, these include other intangible assets recognized for non-contractual revenue acquired in the U.S. as well as franchise agreements and a trade name in France acquired in the Insignia Acquisition. All other intangible assets are being amortized over useful lives of up to 20 years.

Amortization expense related to intangible assets was $48.6 million for the year ended December 31, 2007, $23.8 million for the year ended December 31, 2006 and $8.9 million for the year ended December 31, 2005. The estimated annual amortization expense for each of the years ending December 31, 2008 through December 31, 2012 approximates $17.5 million, $16.2 million, $15.8 million, $14.5 million and $12.1 million, respectively.

8. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries are accounted for under the equity method of accounting and include the following (dollars in thousands):

	December 31,
	2007	2006
Development Services	$92,638	$70,526
Other	144,254	157,273

	$236,892	$227,799

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2007	2006
Development Services:
Real estate	$1,370,900	$970,021
Other assets	117,454	174,809

Total assets	$1,488,354	$1,144,830
Notes payable on real estate	714,803	469,260
Other liabilities	185,646	272,918

Total liabilities	$900,449	$742,178
Other:
Current assets	$2,763,231	$2,014,923
Non current assets	6,878,373	5,892,275

Total assets	$9,641,604	$7,907,198
Current liabilities	$4,346,201	$1,911,988
Non current liabilities	2,194,921	2,888,253

Total liabilities	$6,541,122	$4,800,241

Minority interest	$12,028	$249,881
Total:
Assets	$11,129,958	$9,052,028
Liabilities	$7,441,571	$5,542,419
Minority interest	$12,028	$249,881

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2007	2006	2005
Development Services:
Revenue	$60,347	$2,325	$—
Operating income	$88,637	$1,423	$—
Net income	$70,084	$954	$—
Other:
Revenue	$801,366	$889,573	$483,198
Operating income	$227,294	$189,757	$70,813
Net income	$404,368	$491,998	$384,974
Total:
Revenue	$861,713	$891,898	$483,198
Operating income	$315,931	$191,180	$70,813
Net income	$474,452	$492,952	$384,974

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $93.4 million, $62.0 million and $61.7 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Our Development Services segment has agreements to provide development and brokerage services to certain of our unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. Revenue related to these agreements included in our results for the year ended December 31, 2007 was $7.7 million. Revenue related to these agreements included in our results for 2006 was not significant.

9. Marketable Securities

The following table is a summary of the available for sale marketable securities held by us at December 31, 2007 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$7,884	$230	$—	$8,114
Corporate debt securities	5,074	90	(5)	5,159
Asset-backed securities	2,791	33	(1)	2,823
Collateralized mortgage obligations	2,629	38	(3)	2,664

Total debt securities	18,378	391	(9)	18,760
Equity securities	13,149	3,065	(3,448)	12,766

Total available for sale securities	$31,527	$3,456	$(3,457)	$31,526

The majority of these assets were acquired as part of the Trammell Crow Company Acquisition. As a result, the amortized cost at December 31, 2006 approximates market value as these assets were adjusted to market

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value on December 20, 2006, the date of the Trammell Crow Company Acquisition. The following table is a summary of the amortized cost of the available for sale marketable securities held by us at December 31, 2006 (dollars in thousands):

Amortized Cost
U.S. Treasury securities and obligations of U.S. government agencies	$7,471
Corporate debt securities	4,291
Asset-backed securities	1,358
Collateralized mortgage obligations	1,912

Total debt securities	15,032
Equity securities	13,288

Total available for sale securities	$28,320

The net carrying value and estimated fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Debt securities:
Due in one year or less	$1,195	$1,212
Due after one year through five years	7,311	7,455
Due after five years through ten years	4,452	4,606
Asset-backed securities	2,791	2,823
Collateralized mortgage obligations	2,629	2,664

Total debt securities	$18,378	$18,760

Included in the accompanying consolidated balance sheets at December 31, 2007 and 2006 are trading securities of approximately $3.5 million and $355.5 million, respectively. The substantial majority of the balance at December 31, 2006 represents an investment in Savills plc, which we acquired in connection with the Trammell Crow Company Acquisition.

In January 2007, we sold Trammell Crow Company’s 19% ownership interest in Savills plc and generated a pre-tax loss of $34.9 million during the year ended December 31, 2007, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The loss is included in other loss in the accompanying consolidated statements of operations. We received approximately $311.0 million of pre-tax proceeds from the sale, net of selling expenses.

During the year ended December 31, 2006, we recorded a gain of $8.6 million, which is included in other income in the accompanying consolidated statements of operations. This gain resulted from the change in fair value of this investment from December 20, 2006, the date we acquired this investment as part of the Trammell Crow Company Acquisition, through December 31, 2006.

We did not record any significant dividends or interest income related to marketable securities in 2007 or 2006.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Other Assets

The following table summarizes the items included in other assets (dollars in thousands):

	December 31,
	2007	2006
Deposits	$35,019	$31,411
Employee and affiliate loans (1)	34,047	30,739
Deferred financing costs, net	30,377	33,181
Lease costs and concessions, net	7,375	7,671
Long-term trade receivables, net	6,039	8,096
Notes receivable	2,766	3,998
Miscellaneous	3,394	8,286

Total	$119,017	$123,382

(1)	See Note 26 for additional information.

11. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of SFAS No. 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheet. In accordance with SFAS No. 144, certain assets classified as held for sale at December 31, 2007, or sold in the year ended December 31, 2007, that were not classified as held for sale at December 31, 2006, were reclassified to real estate and other assets held for sale in the accompanying consolidated balance sheets as of December 31, 2006.

Real estate and other assets held for sale and related liabilities were as follows at December 31, 2007 and 2006 (dollars in thousands):

	December 31,
	2007	2006
Assets:
Real estate held for sale (see Note 12)	$125,182	$232,706
Other current assets	3,835	4,529
Other assets	6,244	2,108

Total real estate and other assets held for sale	135,261	239,343

Liabilities:
Accrued expenses	5,887	9,759
Notes payable on real estate held for sale (see Note 13)	94,824	184,700
Other current liabilities	335	315
Other liabilities	498	984

Total liabilities related to real estate and other assets held for sale	101,544	195,758

Net real estate and other assets held for sale	$33,717	$43,585

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. All of our real estate is included in our Development Services segment (see Note 25). Real estate owned by us consisted of the following (dollars in thousands):

	Land	Buildings and Improvements		Other		Total
	At December 31, 2007
Real estate under development (current)	$59,896	$82,792		$—		$142,688
Real estate included in assets held for sale (see Note 11)	50,873	73,156		1,153		125,182
Real estate under development (non-current)	125,634	12,269		740		138,643
Real estate held for investment	115,581	156,891		7,255		279,727

Total real estate	$351,984	$325,108	(1)	$9,148	(2)	$686,240

	At December 31, 2006
Real estate under development (current)	$1,978	$7,928		$—		$9,906
Real estate included in assets held for sale (see Note 11)	95,414	135,931		1,361		232,706
Real estate under development (non-current)	79,663	33,377		—		113,040
Real estate held for investment	43,500	56,483		4,224		104,207

Total real estate	$220,555	$233,719	(1)	$5,585	(2)	$459,859

(1)	Net of accumulated depreciation of $2.8 million at December 31, 2007. Accumulated depreciation at December 31, 2006 was not significant.
(2)	Includes balances for lease intangibles and tenant origination costs of $5.4 million and $3.7 million, respectively, at December 31, 2007 and $2.6 million and $3.0 million, respectively, at December 31, 2006. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs.

No writedowns for impairment of real estate or provisions for losses on real estate held for sale were recorded by us during the years ended December 31, 2007 or 2006.

The estimated costs to complete the 35 consolidated real estate projects under development or to be developed by us as of December 31, 2007 totaled approximately $298.9 million. At December 31, 2007, we had commitments for the sale of six of our projects.

Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, excluding those reported as discontinued operations, were $27.5 million and $16.2 million, respectively, for the year ended December 31, 2007 and $0.7 million and $0.5 million, respectively, for the period from December 20, 2006 through December 31, 2006.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following at December 31, 2007 and 2006 (dollars in thousands):

	December 31,
	2007	2006
Current portion of notes payable on real estate	$156,703	$43,856
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 11)	94,824	184,700

Total notes payable on real estate, current portion	251,527	228,556
Notes payable on real estate, non-current portion	214,505	118,477

Total notes payable on real estate	$466,032	$347,033

Notes payable on real estate held for sale are included in liabilities related to real estate and other assets held for sale. Notes payable on real estate under development (current) are included in notes payable on real estate, current. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity date.

At December 31, 2007, $5.8 million of the current portion and $0.8 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

Principal maturities of notes payable on real estate at December 31, 2007, were as follows (dollars in thousands):

2008	$109,065
2009	212,090
2010	129,215
2011	15,662

$466,032

Interest rates on loans outstanding at December 31, 2007 and 2006, ranged from 5.44% to 8.73% and 6.0% to 9.25%, respectively. Generally, only interest is payable on the real estate loans and is usually drawn on the underlying loan with all unpaid principal and interest due at maturity. Capitalized interest for the year ended December 31, 2007 and the period from December 20, 2006, the date we acquired Trammell Crow Company, through December 31, 2006 totaled $15.8 million and $1.0 million, respectively.

We have a participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on reaching various internal rates of return. The amount of the participating liability was $2.1 million and $6.1 million at December 31, 2007 and 2006, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2007	2006
Long-Term Debt:
Senior secured term loans, with interest ranging from 5.72% to 8.75%, due from 2007 through 2013	$1,787,000	$2,073,000
9 3/4% senior notes, fully extinguished as of May 2007	—	3,310
Capital lease obligations, mainly for automobiles and telephone equipment, with interest ranging from 6.5% to 7.9%, due through 2009	1,548	2,009
Other	178	190

Subtotal	1,788,726	2,078,509
Less current maturities of long-term debt	11,374	11,836

Total long-term debt	1,777,352	2,066,673

Short-Term Borrowings:
Warehouse line of credit, with interest at daily one-month LIBOR plus 0.70% and a termination date of January 28, 2008	64,510	1,642
Warehouse line of credit, with interest at daily Chase-London LIBOR rate plus 1.00%, with a maturity date of May 31, 2008	191,267	102,350

Total warehouse lines of credit	255,777	103,992
Revolving credit facility, with interest ranging from 7.25% to 8.84%	227,065	—
Trammell Crow Company Acquisitions II, L.P. revolving line of credit, with interest at daily British Bankers Association LIBOR plus 0.65% and a maturity date of April 30, 2010	42,600	—
Westmark senior notes, with interest ranging from 6.23% to 7.00%, due on demand	11,185	11,245
Ikoma loan notes, with interest ranging from 1.05% to 1.34%	—	6,714
Insignia acquisition loan notes, with interest ranging from 3.30% to 4.24%, due on demand	1,870	2,189
Other	183	2,068

Total short-term borrowings	538,680	126,208
Add current maturities of long-term debt	11,374	11,836

Total current debt	550,054	138,044

Total long-term debt and short-term borrowings	$2,327,406	$2,204,717

Future annual aggregate maturities of total consolidated debt at December 31, 2007 are as follows (dollars in thousands): 2008—$550,054; 2009—$206,818; 2010—$302,923; 2011—$351,573; 2012—$11,024; and $905,014 thereafter.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our credit agreement (the Credit Agreement) to, among other things, allow the consummation of the Trammell Crow Company Acquisition and the incurrence of senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion.

Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2009 (previously set to commence on March 31, 2008, but adjusted as a result of our prepayment of all of the 2008 required payments in 2007) through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million beginning March 31, 2007 through September 30, 2013, with the balance payable on December 20, 2013 and (4) the ability to borrow an additional $300.0 million, subject to the satisfaction of customary conditions. The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million available to one of our Australian and New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement.

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2007, we had $227.1 million of revolving credit facility principal outstanding with a related weighted average interest rate of 7.4%, which is included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2006, we had no revolving credit facility principal outstanding. As of December 31, 2007, letters of credit totaling $11.5 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in our Credit Agreement). Borrowings under the tranche B term facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. During the year ended December 31, 2007, we repaid $146.0 million and $140.0 million of our tranche A and tranche B term loan facilities, respectively. As of December 31, 2007 and 2006, the tranche A term loan facility had related average interest rates of 5.7% and 6.9%, respectively, while the tranche B term loan facility had related average interest rates of 6.4% and 6.9%, respectively. As of December 31, 2007 and 2006, we had $827.0 million and $973.0 million of tranche A term loan facility principal outstanding, respectively, and $960.0 million and $1.1 billion of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% and the original termination date of the note, which was December 3, 2007, was extended to September 1, 2008 through a written amendment. As of December 31, 2007, there were no amounts outstanding under this revolving credit note.

In May 2003, in connection with the Insignia Acquisition, CBRE Escrow, Inc. (CBRE Escrow), a wholly-owned subsidiary of CB Richard Ellis Services, issued $200.0 million in aggregate principal amount of 9 3/4% senior notes, which were due May 15, 2010. CBRE Escrow merged with and into CB Richard Ellis Services, and CB Richard Ellis Services assumed all obligations with respect to the 9 3/4% senior notes in connection with the Insignia Acquisition. The 9 3/4% senior notes were unsecured obligations of CB Richard Ellis Services, senior to all of its current and future unsecured indebtedness, but subordinated to all of CB Richard Ellis Services’ current and future secured indebtedness. The 9 3/4% senior notes were jointly and severally guaranteed on a senior basis by us and substantially all of our domestic subsidiaries. Interest accrued at a rate of 9 3/4% per year and was payable semi-annually in arrears on May 15 and November 15. Before May 15, 2006, we were permitted to redeem up to 35.0% of the originally issued amount of the 9 3/4% senior notes at 109 3/4% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings, which we elected to do. During July 2004, we used a portion of the net proceeds we received from our initial public offering to redeem $70.0 million in aggregate principal amount, or 35.0%, of our 9 3/4% senior notes. Pursuant to the terms of the Trammell Crow Company Acquisition Agreement, on November 3, 2006, we caused CB Richard Ellis Services to launch a tender offer and consent solicitation for all of our outstanding 9 3/4% senior notes, which resulted in the repurchase of all but $3.3 million of these notes. The remaining $3.3 million of 9 3/4% senior notes were redeemable at our option, in whole or in part, on or after May 15, 2007 at 104.875% of par on that date and we elected to redeem these notes during the year ended December 31, 2007.

In connection with the Trammell Crow Company Acquisition, on December 20, 2006, we immediately repaid Trammell Crow Company’s outstanding revolving credit facility of $74.0 million.

We had short-term borrowings of $538.7 million and $126.2 million with related average interest rates of 6.4% and 5.8% as of December 31, 2007 and 2006, respectively.

Our wholly-owned subsidiary, CBRE Melody, has credit agreements with Washington Mutual Bank, FA, or WaMu, and JP Morgan Chase Bank, N.A., or JP Morgan, for the purpose of funding mortgage loans that will be resold.

Effective July 1, 2006, CBRE Melody entered into a $200.0 million multifamily mortgage loan repurchase agreement, or Repo Agreement, with WaMu. Under the Repo Agreement, CBRE Melody originates multifamily loans and sells such loans to one or more investors, including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu has agreed to purchase certain qualifying mortgage loans after such loans have been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody’s obligation to repurchase the mortgage loan. Effective August 20, 2007, CBRE

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Melody entered into a first amendment to the Repo Agreement, with WaMu. This amendment provided for, among other things, a change in interest rate from one-month LIBOR, set daily plus 0.75% to one-month LIBOR, set daily plus 0.70%. The Repo Agreement was to continue indefinitely unless or until thirty days written notice was delivered, prior to the termination date, by either CBRE Melody or WaMu. In December 2007, CBRE Melody was given written notification by WaMu that the Repo Agreement would be terminated on January 28, 2008.

On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provides for a $250.0 million senior secured revolving line of credit and bears interest at the daily Chase London LIBOR rate plus 0.75%. On November 14, 2006, CBRE Melody executed an amendment to this credit agreement whereby the maturity date was extended to November 30, 2007. On September 13, 2007, CBRE Melody entered into an amendment to their secured credit agreement with JP Morgan, which increased the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%. On November 30, 2007, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 31, 2008. This amendment also changed the interest rate to Chase London LIBOR plus 1.00% on amounts outstanding aggregating $250.0 million or less and Chase London LIBOR plus 1.10% on outstanding amounts in excess of $250.0 million.

During the years ended December 31, 2007 and 2006, respectively, we had a maximum of $450.9 million and $399.8 million of warehouse lines of credit principal outstanding. As of December 31, 2007 and 2006, we had $255.8 million and $104.0 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $255.8 million and $104.0 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2007 and 2006, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. On November 14, 2006, CBRE Melody executed an amendment extending the maturity of this note to November 30, 2007. Effective May 1, 2007, CBRE Melody executed an amendment, which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. On November 30, 2007, CBRE Melody executed an amendment which further extended the maturity date to May 31, 2008. As of December 31, 2007, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement will be used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than twelve months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of December 31, 2007, there was $42.6 million outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $11.2 million as of December 31, 2007 and 2006.

In January 2006, we acquired an additional stake in our Japanese affiliate, CB Richard Ellis KK (IKOMA), which increased our total equity interest in IKOMA to 51%. As a result, we now consolidate IKOMA’s financial statements, which included debt. IKOMA utilized short-term borrowings to assist in funding its working capital requirements. As of December 31, 2007, there was no amount of outstanding debt for IKOMA. As of December 31, 2006, IKOMA had $6.7 million of debt outstanding, which is included in short-term borrowings in the accompanying consolidated balance sheets.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2007 and 2006, $1.9 million and $2.2 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of December 31, 2007 and 2006, there were no amounts outstanding under this facility.

15. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

The following is a schedule by year of future minimum lease payments for noncancellable capital and operating leases as of December 31, 2007 (dollars in thousands):

	Capital leases	Operating leases
2008	$453	$164,598
2009	1,365	190,144
2010	—	137,628
2011	—	109,483
2012	—	85,359
Thereafter	—	288,488

Total minimum payment required	$1,818	$975,700

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The interest portion of capital lease payments represents the amount necessary to reduce net minimum lease payments to present value calculated at our incremental borrowing rate at the inception of the leases. This totaled approximately $0.3 million at December 31, 2007, resulting in a present value of net minimum lease payments of $1.5 million. At December 31, 2007, $0.3 million and $1.2 million were included in current maturities of long-term debt and long-term debt, respectively. In addition, the total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $29.6 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Minimum rentals	$171,883	$127,090	$121,672
Less sublease rentals	(219)	(764)	(687)

	$171,664	$126,326	$120,985

We had outstanding letters of credit totaling $18.0 million as of December 31, 2007, excluding letters of credit for which we have outstanding liabilities already accrued on our balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through November 2008.

We had guarantees totaling $6.9 million as of December 31, 2007, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include a debt repayment guaranty of an unconsolidated subsidiary as well as various guarantees of management contracts in our operations overseas. The guarantee obligation related to the debt repayment guaranty of an unconsolidated subsidiary expires in December 2009. The other guarantees will expire at the end of each of the respective management agreements.

We have several other debt repayment guarantees of unconsolidated subsidiaries that are subject to the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” We estimate that our likely exposure under these guarantees is not material. On this basis, we estimate that the fair value of these guarantees is equivalent to the amount necessary to secure the guarantees using letters of credit from a bank, and the aggregate amount is nominal.

In addition, at December 31, 2007, we have numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the budget risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally look to the subcontractor that performed the work to remedy the defect and also look to insurance policies that cover this work. While there can be no assurance, we do not expect to incur material losses with respect to construction defects.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2007, we had committed $95.6 million to fund future co-investments.

Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2007, we had committed to fund $7.7 million of additional capital to these unconsolidated subsidiaries.

16. Employee Benefit Plans

Stock Incentive Plans

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of December 31, 2007, outstanding stock options granted under the 2001 stock incentive plan to acquire 5,865,591 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, 6,701,304 shares were subject to options issued under our 2004 stock incentive plan and 5,031,047 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during 2007, 2006 and 2005 have exercise prices in the range of $25.18 to $37.43, $23.46 to $31.40 and $11.10 to $15.43, respectively, which primarily vest and are exercisable generally in equal annual increments over three or four years from the date of grant. All options previously granted under the 2004 stock incentive plan have had a term of five or seven years from the date of grant.

A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	19,356,528	$3.02
Exercised	(5,016,711)	2.28
Granted	3,213,849	15.09
Forfeited	(162,618)	2.84

Outstanding at December 31, 2005	17,391,048	$5.46
Exercised	(4,393,671)	3.53
Granted	968,172	23.50
Forfeited	(235,657)	7.74

Outstanding at December 31, 2006	13,729,892	$7.30
Exercised	(1,973,947)	6.01
Granted	1,197,175	27.40
Forfeited	(386,225)	8.66

Outstanding at December 31, 2007	12,566,895	$9.38

Vested and expected to vest at December 31, 2007 (1)	12,365,047	$9.38

Exercisable at December 31, 2007	7,255,108	$5.57

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

Option plans outstanding at December 31, 2007 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	5,865,591	5.0	$1.92		4,529,463	$1.92
$6.33 – $7.46	2,242,643	1.9	7.44		1,512,143	7.43
$11.10 – $15.43	2,376,468	4.6	15.20		984,044	15.24
$23.46 – $25.67	893,854	5.7	23.51		226,718	23.53
$27.19 – $37.43	1,188,339	6.7	27.41		2,740	36.14

	12,566,895	4.6	$9.38	$161,963,377	7,255,108	$5.57	$116,456,519

At December 31, 2007, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $160.2 million and 4.6 years, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 123R, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

The total estimated grant date fair value of stock options that vested during the year ended December 31, 2007 was $10.1 million. The weighted average fair value of options granted by us was $12.42, $10.46 and $5.62 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Year ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Risk-free interest rate	4.14%	4.80%	3.99%
Expected volatility	44.41%	39.94%	40.00%
Expected life	5 years	5 years	4 years

The dividend yield assumption is excluded from the calculation, as it is our present intention to retain all earnings. The expected volatility is based on a combination of our historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of actively traded options on our stock. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected life of our stock options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

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

Total compensation expense related to stock options was $10.0 million, $8.0 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, during the year ended December 31, 2007, we incurred $9.8 million of expense resulting from the acceleration of vesting of stock options in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations for the year ended December 31, 2007. At December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options was approximately $27.2 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $55.4 million and $98.5 million, respectively. We recorded cash received from stock option exercises of $11.9 million and $15.5 million and related tax benefits of $16.6 million and $31.8 million during the years ended December 31, 2007 and 2006, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. Prior to the adoption of SFAS No. 123R, we presented all such excess tax benefits as operating cash flows on our consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. Under SFAS No. 123R, we have classified excess tax benefits of $16.6 million and $31.8 million for the years ended December 31, 2007 and 2006, respectively, as financing cash inflows.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the year ended December 31, 2007, we granted non-vested stock awards of 819,679 shares, of which 57,902 shares were restricted stock awards which immediately vested at the date of grant, with the remaining shares generally vesting in equal annual increments over three or four years from the date of grant. During the years ended December 31, 2006 and 2005, we granted non-vested stock awards of 1,089,070 shares and 472,368 shares, respectively, which generally vest in equal annual increments over three or four years from the date of grant. In addition, we granted 297,779 and 441,753 of non-vested stock units to certain of our employees during the years ended December 31, 2007 and 2006, respectively. These non-vested stock units all vest in 2016. No non-vested stock units were granted for the year ended December 31, 2005. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares / Units	Weighted Average Market Value Per Share
Balance at December 31, 2004	30,954	$6.33
Granted	472,368	15.34

Balance at December 31, 2005	503,322	$14.79
Granted	1,530,823	26.18
Vested	(109,035)	15.43
Forfeited	(43,441)	17.12

Balance at December 31, 2006	1,881,669	$23.97
Granted	1,117,458	29.60
Vested	(467,127)	24.04
Forfeited	(38,419)	21.60

Balance at December 31, 2007	2,493,581	$26.52

Total compensation expense related to non-vested stock awards was $14.7 million, $3.9 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total compensation expense for the year ended December 31, 2007 includes $2.0 million of compensation expense related to 57,902 shares of restricted stock, which immediately vested at the date of grant. In addition, during the year ended December 31, 2007, we incurred $1.0 million of expense resulting from the acceleration of vesting of non-vested stock awards in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $59.4 million, which is expected to be recognized over a weighted average period of approximately 4.6 years.

Deferred Compensation Plans. We have four deferred compensation plans (DCPs). The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The third, which we refer to as the Restoration Plan, was assumed by us in connection with the Insignia Acquisition, has been frozen and is no longer accepting deferrals. The fourth, which we refer to as the Trammell Crow Company DCP, was adopted by the Trammell Crow Company effective January 1, 2006, was assumed by us in connection with the Trammell Crow Company Acquisition, and will be merged into the Post- August 2004 DCP, effective January 1, 2008. Our deferred compensation plans historically have permitted our highly compensated employees, including members of management, to elect, prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the respective deferred compensation plans.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant’s employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if in-service distributions are greater than we expect or participants leave our employment sooner than we expect.

Pre-August 2004 DCP

Prior to amending the Pre-August 2004 DCP as discussed below, each participant in the Pre-August 2004 DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ended or on a future date at least three years after the deferral election date. The investment alternatives available to participants included two interest index funds and an insurance fund in which gains and losses on deferrals are measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts are made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of December 31, 2007, there were 3,017,150 outstanding stock fund units under the Pre-August 2004 DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $5.8 million and $6.2 million at December 31, 2007 and 2006, respectively.

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

In 2001, we announced a match for the Plan Year 2000 in the amount of $8.0 million, which has been invested in an interest bearing account on behalf of participants. The 2000 Company Match vested at 20% per year and was fully vested by December 2005. The related compensation expense was amortized over the vesting period. The amount charged to expense for the 2000 Company match was $1.7 million for the year ended December 31, 2005.

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

Under the Post-August 2004 DCP, each participant is allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. Deferrals are credited at the participant’s election to one or more investment alternatives under the Post-August 2004 DCP, which include a money-market fund and ten mutual fund investment options. There is limited flexibility for participants to change distribution elections once made.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2005, the Post-August 2004 DCP conforms to all the provisions outlined in Section 409A of the IRC and, therefore, does not allow for unscheduled in-service distributions.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability for our Pre-August 2004 DCP and Post-August 2004 DCP totaling $282.7 million and $228.3 million at December 31, 2007 and 2006, respectively, and assets (in the form of insurance) set aside to cover the liability of $264.2 million and $203.3 million as of December 31, 2007 and 2006, respectively. The current portion of the accumulated non-stock liability is $12.3 million and $7.4 million at December 31, 2007 and 2006, respectively, and is included in compensation and employee benefits payable in the accompanying consolidated balance sheets.

Restoration Plan

The Restoration Plan, assumed in connection with the Insignia Acquisition, has been frozen and is no longer accepting deferrals. The Restoration Plan is being administered only for the purpose of making distributions when participants terminate employment. Remaining amounts in this plan are invested in one fund. The Restoration Plan is unfunded and has an accumulated non-stock liability of $4.4 million and $4.2 million included in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Trammell Crow Company DCP

Effective, January 1, 2006, Trammell Crow Company established a non-qualified deferred compensation plan, or Trammell Crow Company DCP, for certain key employees of Trammell Crow Company. A portion of the eligible employees’ compensation was permitted to be directed into the Trammell Crow Company DCP. The Trammell Crow Company DCP is funded and included in the accompanying consolidated balance sheets as an accumulated non-stock liability of $3.5 million and $1.6 million at December 31, 2007 and 2006, respectively, and investments in trading securities set aside to cover the liability of $3.5 million and $1.6 million at December 31, 2007 and 2006, respectively. Effective January 1, 2008, the Trammell Crow Company DCP will be merged into the Post-August 2004 DCP.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $235.0 million for the year ended December 31, 2007, $129.4 million for the year ended December 31, 2006 and $99.3 million for the year ended December 31, 2005.

401(k) Plans. Our CB Richard Ellis 401(k) Plan (401(k) Plan) is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code. Generally, our U.S. employees are eligible to participate in the plan if the employee is at least 21 years old. The 401(k) Plan provides for participant contributions as well as a company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Previously, we determined the amount of employer contributions, if any, to be contributed to the 401 (k) Plan based on the performance and profitability of our consolidated U.S. operations. Our contributions for the year were allocated to participants who were actively employed on the last day of the plan year in proportion to each participant’s pre-tax contributions for that year, up to 5% of the participant’s compensation. Effective January 1, 2007, we contributed a 50% match on the first 3% of annual compensation (up to $150,000 of compensation) deferred by each participant. In connection with the 401(k) Plan, we charged to expense $12.6 million for the year ended December 31, 2007, $7.3 million for the year ended December 31, 2006 and $3.6 million for the year ended December 31, 2005.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2007, 160,815 shares of our common stock were held as investments by participants in our 401(k) plan.

In connection with the Trammell Crow Company Acquisition, we assumed Trammell Crow Company’s existing 401(k) Retirement Savings Plan (Trammell Crow Company 401(k) Plan). The Trammell Crow Company 401(k) Plan was a defined contribution savings plan, which provided the opportunity for pretax contributions by employees of Trammell Crow Company. Trammell Crow Company matched 50% of the employee’s contributions up to 6% of the employee’s annual earnings or a maximum of $7,000 per employee per annum. Participants in the Trammell Crow Company 401(k) Plan participated in the Trammell Crow Company 401(k) without interruption until April 1, 2007, at which time they joined our 401(k) Plan. No further contributions were made to the Trammell Crow Company 401(k) Plan after April 1, 2007. The Trammell Crow Company 401(k) Plan assets merged with our 401(k) Plan on July 1, 2007.

Pension Plans. We have two contributory defined benefit pension plans in the U.K. The London-based firm of Hillier Parker May & Rowden, which we acquired in 1998, had a contributory defined benefit pension plan. A subsidiary of Insignia, which we acquired in connection with the Insignia Acquisition in 2003, had a contributory defined benefit pension plan in the U.K. Our subsidiaries based in the U.K. maintain these plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations.

Effective July 1, 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in a defined contribution plan. In connection with this change, we recorded a curtailment gain of $10.0 million during the third quarter of 2007 and certain plan assets and liabilities were remeasured. The resulting underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $34.2 million at December 31, 2007 as compared to $58.0 million at December 31, 2006.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A measurement date of September 30, 2007 was used for both of our defined benefit pension plans for the year ended December 31, 2007. The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of period	$323,241	$261,703
Service cost	6,062	6,878
Interest cost	16,791	14,165
Curtailment gain	(5,491)	—
Plan participants’ contributions	1,277	2,022
Amendments	(2,684)	(4,419)
Actuarial (gain) loss	(7,208)	13,437
Benefits paid	(6,528)	(8,639)
Foreign currency translation	5,462	38,094

Benefit obligation at end of period	$330,922	$323,241

Change in plan assets
Fair value of plan asset at beginning of period	$265,270	$204,319
Actuarial return on plan assets	24,672	25,097
Company contributions	8,231	11,981
Plan participants’ contributions	1,277	2,022
Benefits paid	(6,528)	(8,639)
Foreign currency translation	3,837	30,490

Fair value of plan assets at end of period	$296,759	$265,270

Funded status	$(34,163)	$(57,971)

Amounts recognized in the statement of financial position consist of:
Non-current liabilities	$(34,163)	$(57,971)

The accumulated benefit obligation for all defined benefit pension plans was $330.9 million and $310.6 million at December 31, 2007 and 2006, respectively.

Items not yet recognized as a component of net periodic pension cost were as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006
Unamortized actuarial loss	$36,000	$49,093
Prior service benefit	(2,757)	(10,273)
Company contributions in the post-measurement period	17,348	618

Accumulated other comprehensive loss	$50,591	$39,438

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2008 is $0.7 million. No prior service cost is expected to be amortized from accumulated other comprehensive loss into net periodic pension cost in 2008.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension (benefit) cost and other amounts recognized in other comprehensive income consisted of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Net Periodic (Benefit) Cost
Service cost	$4,551	$6,878	$5,552
Interest cost	17,156	14,165	12,374
Expected return on plan assets	(18,837)	(14,727)	(13,768)
Curtailment gain	(9,988)	—	—
Amortization of prior service benefit	(446)	(481)	(475)
Amortization of unrecognized net loss	1,053	1,530	770

Net periodic pension (benefit) cost	(6,511)	$7,365	$4,453

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Actuarial loss	$(13,093)
Amortization of prior service cost	7,516
Post measurement date contributions	16,730

Total recognized in other comprehensive loss	11,153

Total recognized in net periodic benefit and other comprehensive loss	$4,642

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2007	2006
Discount rate	5.73%	5.00%
Expected return on plan assets	7.01%	6.45%
Rate of compensation increase	N/A	4.04%

Weighted average assumptions used to determine our net periodic pension cost were as follows:

	Year Ended December 31,
	2007	2006	2005
Discount rate	5.48%	5.00%	5.25%
Expected return on plan assets	6.82%	6.45%	6.97%
Rate of compensation increase	1.31%	4.04%	3.94%

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2007 is based on 70.9% of the portfolio being invested in equities yielding a 7.7% return and 23.6% of assets being primarily invested in corporate and government debt securities yielding a 5.1% return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension plan weighted average asset allocations by asset category were as follows:

	Target Allocation 2007	Plan Assets At December 31,
Asset Category		2007	2006
Equity securities	53%-79%	70.9%	71.7%
Debt securities	13%-47%	23.6%	22.9%
Other	1%-8%	5.5%	5.4%

Total		100.0%	100.0%

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

We expect to contribute $10.6 million to our pension plans in 2008. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2008	$5,406
2009	6,571
2010	7,236
2011	8,194
2012	9,714
2013-2017	57,883

Total	$95,004

We also have defined contribution plans for employees in the United Kingdom. Our contributions to these plans were approximately $5.6 million, $3.1 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Income Taxes

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal:
Current	$221,275	$100,476	$82,431
Deferred	(172,789)	(16,737)	(7,367)

	48,486	83,739	75,064
State:
Current	49,465	43,793	11,016
Deferred	(15,990)	(17,600)	2,293

	33,475	26,193	13,309
Foreign:
Current	93,946	86,281	48,792
Deferred	18,349	2,113	1,716

	112,295	88,394	50,508

	$194,256	$198,326	$138,881

The following is a reconciliation, stated as a percentage of pre-tax income (loss), of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2007	2006	2005
Federal statutory tax rate	35%	35%	35%
Permanent differences	(3)	—	1
State taxes, net of federal benefit	3	2	2
Taxes on foreign income which differ from the U.S. statutory rate	(1)	(1)	(1)
Tax contingency reserve	(1)	2	—
Other	—	—	2

Effective tax rate	33%	38%	39%

The domestic component of income before provision for income taxes included in the accompanying consolidated statements of operations was $191.7 million for the year ended December 31, 2007, $256.4 million for the year ended December 31, 2006 and $206.9 million for the year ended December 31, 2005. The international component of income before provision for income taxes was $393.1 million for the year ended December 31, 2007, $260.5 million for the year ended December 31, 2006 and $149.3 million for the year ended December 31, 2005.

During the years ended December 31, 2007, 2006 and 2005, respectively, we recorded a $21.1 million, $32.9 million and $21.1 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $16.6 million, $31.8 million and $20.6 million was charged directly to additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheets in 2007, 2006 and 2005, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative tax effects of temporary differences are shown below at December 31, 2007 and 2006 (dollars in thousands):

	December 31,
	2007	2006
Asset (Liability)
Property and equipment	$5,971	$4,053
Bad debt and other reserves	79,190	59,894
Capitalized costs and intangibles	(176,651)	(188,985)
Bonus and deferred compensation	226,098	158,310
Trading securities and other investments	(503)	(74,635)
NOL, alternative minimum tax credit and charitable contribution carryforwards and state tax credits	26,611	83,622
Unconsolidated affiliates	17,345	15,861
Pension obligation	19,991	17,997
Acquisition	3,336	4,046
All other	32,370	9,957

Net deferred tax assets before valuation allowances	233,758	90,120
Valuation allowances	(23,842)	(27,699)

Net deferred tax assets	$209,916	$62,421

Total deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were as follows (dollars in thousands):

	December 31,
	2007	2006
Total deferred tax assets	$556,146	$425,134
Deferred tax assets valuation allowances	(23,842)	(27,699)

	532,304	397,435
Total deferred tax liabilities	(322,388)	(335,014)

Net deferred tax assets	$209,916	$62,421

As of December 31, 2007, we had U.S. federal net operating losses (NOLs) of approximately $6.7 million, translating to a deferred tax asset before valuation allowance of $2.3 million. Our NOLs begin expiring in 2023 continuing through 2026. As of December 31, 2007, there were also deferred tax assets of approximately $9.8 million related to state NOLs as well as $12.8 million related to foreign NOLs. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

Management determined that as of December 31, 2007, $23.8 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. During the year ended December 31, 2007, our valuation allowances decreased by approximately $3.9 million. A decrease of $ 7.6 million was primarily a result of our determination that a portion of the deferred tax asset representing net operating losses and capital losses for which a valuation allowance had previously been recorded would be utilized. Of this decrease to the valuation allowance, $4.0 million related to deferred tax assets that were established in connection with the Insignia Acquisition, thus the reduction of the valuation allowance resulted in a decrease to goodwill. The decrease of $7.6 million noted above was partially offset by an increase in valuation allowances as a result of the Trammell Crow Company Acquisition.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presently, we have not recorded a deferred tax liability for undistributed earnings of subsidiaries located outside of the U.S. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time, we do not have any plans to repatriate income from our foreign subsidiaries, however, to the extent that we are able to repatriate such earnings in a tax free manner, or in the event of a change in our capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes—Special Areas,” aggregated approximately $692.8 million at December 31, 2007. The determination of the tax liability upon repatriation is not practicable.

Effective January 1, 2007, we adopted the provisions of FIN 48. The total amount of gross unrecognized tax benefits was approximately $148.4 million as of January 1, 2007 and $66.5 million as of December 31, 2007. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $50.0 million ($47.6 million, net of federal benefit received from state positions) as of January 1, 2007 and $56.4 million ($53.8 million, net of federal benefit received from state positions) as of December 31, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance as of January 1, 2007	$(148,384)
Gross increases—tax positions in prior period	(6,582)
Gross decreases—tax positions in prior period	94,735
Gross increases—current-period tax positions	(8,719)
Decreases relating to settlements	1,471
Reductions as a result of a lapse of statute of limitations	1,511
Foreign exchange movement	(508)

Balance as of December 31, 2007	$(66,476)

During the year ended December 31, 2007, we filed a request with the Internal Revenue Service to change our tax method of accounting on an uncertain tax position. As a result of this change, we determined that a FIN 48 liability was no longer needed on this position and reversed approximately $110.6 million. Of this amount, $17.0 million ($15.0 million net of federal benefit received from interest expense) represents related interest and penalties, the majority of which resulted in a decrease in our effective tax rate for the year ended December 31, 2007. We do not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. As of January 1, 2007, we had approximately $31.8 million accrued for the payment of interest and penalties. During the year ended December 31, 2007, we accrued an additional $4.9 million in interest associated with uncertain tax positions. As of December 31, 2007, we have recognized a liability for interest and penalties of $18.5 million ($16.5 million net of related federal benefit received from interest expense).

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and multiple state, local and foreign jurisdictions. We are no longer subject to U.S. federal Internal Revenue Service audits for years prior to 2005, but the tax year 2004 is open by statute. With limited exception, our significant state and foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 1999.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 7, 2007, we announced a share repurchase program of up to $500.0 million of our outstanding common stock, which was authorized by our board of directors. Subsequently, on November 28, 2007, we announced an expansion of our share repurchase program, in which our board of directors authorized the share repurchase of up to $635.0 million of our outstanding shares of common stock, which included the $500.0 million previously authorized. The share repurchase program was completed in December 2007 by acquiring 28.8 million shares at an average price of $22.03.

19. Earnings Per Share Information

The following is a calculation of earnings per share (dollars in thousands, except share data):

	Year Ended December 31,
	2007			2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$390,505	228,476,724	$1.71	$318,571	226,685,122	$1.41	$217,341	222,129,066	$0.98

Diluted earnings per share:
Net income applicable to common stockholders	$390,505	228,476,724		$318,571	226,685,122		$217,341	222,129,066
Dilutive effect of contingently issuable shares	—	489,398		—	246,736		—	28,962
Dilutive effect of stock options	—	6,012,342		—	8,186,483		—	7,697,028

Net income applicable to common stockholders	$390,505	234,978,464	$1.66	$318,571	235,118,341	$1.35	$217,341	229,855,056	$0.95

For the years ended December 31, 2007 and 2006, options to purchase 1,202,891 shares and 956,624 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. There were no anti-dilutive shares for the year ended December 31, 2005.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.2 billion and $1.0 billion at December 31, 2007 and 2006, respectively.

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

Trading Securities: These investments are carried at fair value as of December 31, 2007 (see Note 9). The substantial majority of this balance at December 31, 2006 represented an investment in Savills plc acquired as part of the Trammell Crow Company Acquisition, which was sold during the year ended December 31, 2007.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Merger-Related Charges

In connection with the Trammell Crow Company Acquisition, we recorded merger-related charges of $56.9 million for the year ended December 31, 2007. These charges primarily relate to the exit of facilities that were occupied by us prior to the Trammell Crow Company Acquisition as well as the termination of employees, both of which became duplicative as a result of the Trammell Crow Company Acquisition. We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were terminated, both in accordance with SFAS No. 146, ”Accounting for Costs Associated with Exit or Disposal Activities.” Our merger-related charges consisted of the following (dollars in thousands):

	2007 Charge	Utilized to Date	To be Utilized at December 31, 2007
Severance	$34,345	$(33,340)	$1,005
Lease termination costs	16,035	(1,518)	14,517
Consulting costs	2,130	(2,130)	—
Costs associated with exiting contracts	1,273	(1,273)	—
Other	3,149	(3,149)	—

Total merger-related charges	$56,932	$(41,410)	$15,522

The remaining liability for severance will be paid in 2008. The remaining liability for lease termination costs will be paid over the remaining contract periods through 2016.

23. Discontinued Operations

In the ordinary course of business of our Development Services segment, we sell real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with SFAS No. 144. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after sale, we are required to recognize operating profits or losses and gains or losses on sale of these assets as discontinued operations in our consolidated statements of income in the periods in which they occur. Prior to 2007, we had no discontinued operations related to these activities. Real estate operations and dispositions accounted for as discontinued operations for the year ended December 31, 2007 were as follows (dollars in thousands):

Revenue	$2,102
Costs and expenses:
Operating, administrative and other	812
Depreciation and amortization	425

Total costs and expenses	1,237
Gain on disposition of real estate	7,878

Operating income	8,743
Minority interest expense	2,674
Interest income	15
Interest expense	1,837

Income from discontinued operations, before provision for income taxes	4,247
Provision for income taxes	1,613

Income from discontinued operations, net of income taxes	$2,634

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Liabilities Related to the Insignia Acquisition

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

	Liability Balance at December 31, 2006	2007 Utilization	To be Utilized at December 31, 2007
Lease termination costs	$9,976	$(3,555)	$6,421
Legal settlements anticipated	2,246	(103)	2,143

	$12,222	$(3,658)	$8,564

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

The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2006	2007 Utilization	To be Utilized at December 31, 2007
Lease termination costs	$13,997	$(3,198)	$10,799

25. Industry Segments

We report our operations through five segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

Our Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada and selected parts of Latin America. The primary services offered consist of the following: real estate services, mortgage loan origination and servicing, valuation services, asset services and corporate services.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information by operating segment is as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue
Americas	$3,689,737	$2,506,913	$2,172,813
EMEA	1,314,019	933,517	707,330
Asia Pacific	548,650	354,756	186,573
Global Investment Management	347,883	228,034	127,310
Development Services	133,960	8,807	—

	$6,034,249	$4,032,027	$3,194,026

Operating income (loss)
Americas	$309,222	$303,888	$242,837
EMEA	251,292	172,994	94,334
Asia Pacific	85,084	40,019	23,846
Global Investment Management	92,648	36,329	11,389
Development Services	(39,275)	(3,091)	—

	698,971	550,139	372,406
Equity income (loss) from unconsolidated subsidiaries
Americas	16,659	15,792	14,096
EMEA	387	2,287	282
Asia Pacific	(31)	464	1,187
Global Investment Management	19,222	14,755	22,860
Development Services	28,702	2	—

	64,939	33,300	38,425
Minority interest expense (income)
Americas	419	1,033	828
EMEA	2,804	1,029	591
Asia Pacific	8,767	2,714	178
Global Investment Management	1,600	666	566
Development Services	(1,715)	678	—

	11,875	6,120	2,163
Other (loss) income	(37,534)	8,610	—
Interest income	29,004	9,822	11,221
Interest expense	162,991	45,007	56,281
Loss on extinguishment of debt	—	33,847	7,386

Income from continuing operations before provision for income taxes	$580,514	$516,897	$356,222

Depreciation and amortization
Americas	$77,076	$38,846	$30,782
EMEA	12,324	15,152	10,468
Asia Pacific	6,489	5,499	2,430
Global Investment Management	2,798	2,306	1,836
Development Services	14,582	5,792	—

	$113,269	$67,595	$45,516

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Capital expenditures
Americas	$62,045	$34,432	$25,451
EMEA	13,295	10,306	7,666
Asia Pacific	11,401	6,732	3,572
Global Investment Management	4,156	3,828	1,062
Development Services	2,058	—	—

	$92,955	$55,298	$37,751

	December 31,
	2007	2006
	(Dollars in thousands)
Identifiable assets
Americas	$2,782,132	$3,744,597
EMEA	1,216,970	769,270
Asia Pacific	354,075	177,196
Global Investment Management	204,342	208,455
Development Services	1,132,264	657,613
Corporate	552,790	387,500

	$6,242,573	$5,944,631

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents and net deferred tax assets.

	December 31,
	2007	2006
	(Dollars in thousands)
Investments in and advances to unconsolidated subsidiaries
Americas	$43,105	$48,926
EMEA	1,491	2,307
Asia Pacific	300	299
Global Investment Management	99,358	105,741
Development Services	92,638	70,526

	$236,892	$227,799

Geographic Information:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Revenue
U.S.	$3,787,978	$2,515,362	$2,135,130
U.K.	687,776	519,865	433,524
All other countries	1,558,495	996,800	625,372

	$6,034,249	$4,032,027	$3,194,026

The revenue shown in the table above is allocated based upon the country in which services are performed.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
	(Dollars in thousands)
Long-lived assets
U.S.	$126,436	$109,101
U.K.	27,852	28,397
All other countries	61,926	43,048

	$216,214	$180,546

The long-lived assets shown in the table above include property and equipment.

26. Related Party Transactions

Included in prepaid expenses, other current assets and other long-term assets, net in the accompanying consolidated balance sheets are loans to related parties, primarily employees, of $73.6 million and $66.3 million as of December 31, 2007 and 2006, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 9.75% per annum and mature on various dates through 2013.

The accompanying consolidated balance sheets also include $0.1 million of notes receivable from sale of stock as of December 31, 2007 and 2006. There is only one shareholder loan outstanding as of December 31, 2007. This note is a full recourse loan to an employee and is secured by our common stock that is owned by such individual. This loan requires quarterly interest payments, bears interest at 10.0% per annum and matures in 2011.

From time to time, directors and executive officers are given an opportunity to invest in investment vehicles managed by certain of our subsidiaries on the same terms as other unaffiliated investors. In 2007, Ray Wirta, our Vice Chairman of the board of directors, invested $2.6 million in CBRE Realty Finance, Inc., a real estate investment trust managed and sponsored by an affiliate of ours as well as by our subsidiary, CBRE Melody. In 2006, Mr. Wirta, invested $1.1 million in CBRE Realty Finance, Inc. These investments have been made on the same terms as unaffiliated investors.

Frederic Malek, one of our directors, has committed to invest $2.0 million, Blum Family Partners, L.P., a significant stockholder affiliated with Richard Blum, our Chairman of the board of directors, has committed to invest $1.5 million and Mr. Wirta has committed to invest $1.0 million in CB Richard Ellis Strategic Partners IV, L.P. (through pooled co-investment vehicles organized for the investment of certain employees). As of December 31, 2007, Mr. Malek had funded $1.4 million, Blum Family Partners, L.P. had funded $1.1 million and Mr. Wirta had funded $0.7 million of their respective commitments in this investment. CB Richard Ellis Strategic Partners IV, L.P. fund is a closed-end real estate investment fund managed and sponsored by our subsidiary, CBRE Investors. Each of these investments has been approved by our board of directors, including all of the disinterested members.

Bob Sulentic, a director and executive officer, has committed to invest an aggregate minimum of $0.8 million in Trammell Crow Company Acquisitions I, L.P., and Trammell Crow Company Acquisitions II, L.P. (through pooled co-investment vehicles organized for the investment of certain employees). As of December 31,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, Mr. Sulentic had funded $0.5 million of his commitment in these investments. These funds are closed-end real estate investment funds managed and sponsored by our subsidiary, Trammell Crow Company. These investments have been approved by our board of directors, including all of the disinterested members.

CBRE Investors and certain investment funds managed by it, retained the law firm of Mayer Brown LLP, including its predecessors, to provide legal services during each of 2007, 2006 and 2005. Mr. Kantor, who has been a member of our Board since February 2004, currently is a partner at Mayer Brown LLP.

CB RICHARD ELLIS GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2007	Three Months Ended September 30, 2007	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
	(Dollars in thousands, except share data)
Revenue	$1,837,116	$1,492,809	$1,490,363	$1,213,961
Operating income	191,973	215,254	198,616	93,128
Net income	122,446	114,947	141,135	11,977
Basic EPS (1)	$0.55	$0.50	$0.61	$0.05
Weighted average shares outstanding for basic EPS (1)	222,750,267	230,997,817	230,543,095	229,663,454
Diluted EPS (1)	$0.54	$0.48	$0.59	$0.05
Weighted average shares outstanding for diluted EPS (1)	228,102,903	237,450,864	237,475,584	236,932,240

	Three Months Ended December 31, 2006	Three Months Ended September 30, 2006	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006
	(Dollars in thousands, except share data)
Revenue	$1,409,270	$967,941	$903,544	$751,272
Operating income	223,837	138,868	127,879	59,555
Net income	125,098	92,309	64,254	36,910
Basic EPS (1)	$0.55	$0.41	$0.28	$0.16
Weighted average shares outstanding for basic EPS (1)	228,422,382	226,749,704	225,964,727	225,559,521
Diluted EPS (1)	$0.53	$0.39	$0.27	$0.16
Weighted average shares outstanding for diluted EPS (1)	236,932,665	233,943,772	233,655,941	232,948,764

(1)	EPS is defined as earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f), including maintenance of (i) records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, and (ii) policies and procedures that provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (b) our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors and (c) we will prevent or timely detect unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Information About the Board”, “Corporate Governance”, “Executive Officers” and “Stock Ownership” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

On June 26, 2007, Brett White, our Chief Executive Officer and President, submitted to the New York Stock Exchange the Annual Written Affirmation required by Section 303A of the Corporate Governance Rules of the New York Stock Exchange certifying that he was not aware of any violations by CB Richard Ellis Group, Inc. of the New York Stock Exchange’s corporate governance listing standards.

Item 11. Executive Compensation

The information contained under the headings “Information About the Board—Compensation of Directors”, “Information About the Board—Board Committees”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Executive Compensation”, “Related Party Transactions” and “Corporate Governance” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Corporate Governance—Principal Accountant Fees and Services” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 69.

2.	Financial Statement Schedules

See Schedule II on page 132.

See Schedule III beginning on page 133.

3.	Exhibits

See Exhibit Index beginning on page 140 hereof.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2004	$14,811
Charges to expense	4,214
Write-offs, payments and other	(3,379)

Balance, December 31, 2005	$15,646
Charges to expense	4,696
Acquired in the Trammell Crow Company Acquisition	3,057
Write-offs, payments and other	(1,209)

Balance, December 31, 2006	$22,190
Charges to expense	17,688
Acquired through acquisitions	628
Write-offs, payments and other	(5,758)

Balance, December 31, 2007	$34,748

CB RICHARD ELLIS GROUP, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2007

(In thousands)

		Initial Cost				Balance at December 31, 2007
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A)	Accumulated Depreciation	Depreciable Lives in Years (B)	Date of Construction		Date Acquired
REAL ESTATE UNDER DEVELOPMENT (CURRENT)
Industrial
East Belt Parkway, Houston, TX	6,859	1,041	—	—	6,341	1,518	5,864	—	7,382	—	—	(C	)	2007
Land
CG Interstate, Phoenix, AZ	4,797	5,051	—	—	2,380	7,431	—	—	7,431	—	—	N/A		2006
High Street Siena, Denver, CO	—	—	—	—	1,186	1,186	—	—	1,186	—	—	N/A		2006
Mixed Use (Multi-family/Retail)
High Street Rainey, Austin, TX	36,452	482	—	—	47,199	482	47,199	—	47,681	—	—	(C	)	2006
PMC Houston, Houston, TX	44,995	27,938	—	—	17,857	35,515	10,280	—	45,795	—	—	(C	)	2007
Office
Cascade Station Office II, Portland, OR	576	1,233	282	—	598	1,233	880	—	2,113	—	—	(C	)	2006
Rockwood, Portland, OR	7,310	3,116	—	—	4,588	3,205	4,499	—	7,704	—	—	(C	)	2007
Retail
Atascocita Commons, Humble, TX	17,332	6,211	5,639	—	5,065	5,813	11,102	—	16,915	—	—	(C	)	2006
Fairway Centre, Pasadena, TX	4,960	3,061	1,797	—	1,623	3,513	2,968	—	6,481	—	—	(C	)	2006

REAL ESTATE HELD FOR SALE
Industrial
Brampton, Brampton, ON	—	2,465	8	—	1,334	3,766	41	—	3,807	—	—	2006		2006
Pennsy Drive, Landover, MD	13,640	2,460	8,506	—	1,348	2,460	9,854	—	12,314	—	—	1966		2006
Land
Lake Park Plaza, Lewisville, TX	—	1,332	—	—	—	1,332	—	—	1,332	—	—	N/A		2006
McKinnon, Vaughan, ON	10,865	13,222	—	—	4,187	17,409	—	—	17,409	—	—	N/A		2006
Sierra Corporate Center, Reno, NV	—	2,056	—	—	401	2,457	—	—	2,457	—	—	N/A		2006
Stassney Heights, Austin, TX	—	379	—	—	—	379	—	—	379	—	—	N/A		2006

		Initial Cost				Balance at December 31, 2007
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A)	Accumulated Depreciation	Depreciable Lives in Years (B)	Date of Construction		Date Acquired
Medical Office
Ballenger Crow, Flint, MI	6,500	—	2,861	—	5,008	—	7,869	—	7,869	—	—	2006		2006
Chestnut Commons, Elyria, OH	6,670	1,220	—	—	9,298	1,659	8,859	—	10,518	—	—	2007		2007
Concord Place, Oklahoma City, OK	3,355	506	645	—	2,849	408	3,592	—	4,000	—	—	2006		2006
Oakmont, Ft. Worth, TX	3,449	—	750	—	3,248	58	3,940	—	3,998	—	—	2007		2006
TC DUHS, Charlotte, NC	10,714	76	8,004	104	3,105	76	11,109	104	11,289	—	—	2006		2006
Mixed Use (Multi-family/Retail)
High Street Clarkson, Denver, CO	—	67	230	—	—	67	230	—	297	—	—	2004		2006
High Street Columbia, Washington, DC	2,122	41	182	—	—	41	182	—	223	—	—	2006		2006
Office
6660 Doubletree, Columbus, OH	1,294	570	157	789	—	576	233	707	1,516	—	—	1974		2006
Cascade Station Office A, Portland, OR	—	365	1,662	—	1,566	1,524	2,069	—	3,593	—	—	2007		2006
Concord Commons, Englewood, CO	—	—	434	—	28	—	462	—	462	—	—	2005		2006
Meridian Tower, Tulsa, OK	6,172	1,218	8,094	382	(390)	1,216	7,833	255	9,304	—	—	1981		2006
Retail
Centre Point Commons, Bradenton, FL	22,200	7,484	13,223	—	3,203	14,636	9,274	—	23,910	—	—	2007		2006
Northwood, Austin, TX	5,485	1,944	5,969	7	(42)	1,937	5,937	4	7,878	—	—	1974		2006
Parmer Lane Village, Austin, TX	2,359	916	1,692	90	(71)	872	1,672	83	2,627	—	—	2003		2006

REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Industrial
MROTC Steel Hangers, Oklahoma City, OK	8,703	915	1,555	740	6,474	915	8,029	740	9,684	—	—	(C	)	2006
Land
301 Ocean, Santa Monica, Ca	14,000	50,396	—	—	588	50,984	—	—	50,984	—	—	N/A		2007
Atascocita Commons II, Humble, TX	2,999	2,833	—	—	271	3,104	—	—	3,104	—	—	N/A		2006
Branford, Los Angeles, CA	—	19,105	—	—	1,912	21,017	—	—	21,017	—	—	N/A		2007
High Street Emerson, Denver, CO	1,050	2,094	—	—	127	2,221	—	—	2,221	—	—	N/A		2006
Oak Park, Houston, TX	—	635	—	—	242	877	—	—	877	—	—	N/A		2007
TCDFW I-20 II, Dallas, TX	2,389	1,921	—	—	233	2,154	—	—	2,154	—	—	N/A		2006

		Initial Cost				Balance at December 31, 2007
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A)	Accumulated Depreciation	Depreciable Lives in Years (B)	Date of Construction	Date Acquired
Timbercreek, Dallas, TX	26,035	33,865	—	—	2,119	35,984	—	—	35,984	—	—	N/A	2006
Office
Saracen Building 1, Waltham, MA	—	8,378	4,233	—	7	8,378	4,240	—	12,618	—	—	1950	2007

REAL ESTATE HELD FOR INVESTMENT
Industrial
2801 Summit Associates, Plano, TX	2,900	1,082	1,986	345	(544)	802	1,986	81	2,869	(85)	39	1989	2006
Air-T Industrial, Memphis, TN	4,002	1,139	3,069	883	(398)	1,145	3,125	423	4,693	(94)	39	1976	2007
Baker Industrial, Memphis, TN	1,249	498	641	269	(254)	503	645	6	1,154	(46)	39	1972	2007
Bellbrook Industrial, Memphis, TN	14,100	9,642	1,627	3,657	3,796	9,556	7,313	1,853	18,722	(147)	39	1975	2007
MROTC, Oklahoma City, OK	12,998	3,223	3,347	—	3,142	3,017	6,695	—	9,712	(433)	39	2007	2006
SC Industrial, Memphis, TN	5,882	3,506	317	666	1,582	3,513	2,243	315	6,071	(38)	39	1969	2007
Land
ADC Associates, Oklahoma City, OK	—	558	—	—	—	558	—	—	558	—	—	N/A	2006
Arrowood, Charlotte, NC	—	321	—	—	—	321	—	—	321	—	—	N/A	2006
Ballpark Way, Houston, TX	5,380	8,218	—	—	—	8,218	—	—	8,218	—	—	N/A	2006
Bee Caves, Austin, TX	—	172	—	—	—	172	—	—	172	—	—	N/A	2006
CG Sunland, Phoenix, AZ	—	1,472	—	—	128	1,600	—	—	1,600	—	—	N/A	2006
Fairway Centre, Pasadena, TX	—	2,474	—	—	(273)	2,201	—	—	2,201	—	—	N/A	2006
Greenhill, Tulsa, OK	1,213	1,347	—	—	605	1,952	—	—	1,952	—	—	N/A	2006
Lakeline Retail, Cedar Park, TX	—	5	—	—	—	5	—	—	5	—	—	N/A	2006
NCC Consortium, Reston, VA	—	145	—	—	21	166	—	—	166	—	—	N/A	2006
SA Crossroads, San Antonio, TX	—	2,131	—	—	22	2,153	—	—	2,153	—	—	N/A	2006
Saracen, Waltham, MA	—	2,538	—	—	—	2,538	—	—	2,538	—	—	N/A	2007
TCDFW LCT, Irving, TX	—	3,452	—	—	—	3,452	—	—	3,452	—	—	N/A	2006
Medical Office
Colwick, Charlotte, NC	—	593	2,997	—	308	593	3,305	—	3,898	(34)	39	1970	2007

		Initial Cost				Balance at December 31, 2007
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A)	Accumulated Depreciation	Depreciable Lives in Years (B)	Date of Construction	Date Acquired
Mixed-Use (Multi-family/Retail)
High Street Rainey, Austin, TX	—	1,241	645	—	—	1,241	645	—	1,886	(9)	39	2007	2006
Office
110 Free Street, Portland, ME	6,454	2,717	5,283	—	931	2,797	6,134	—	8,931	(85)	39	1946	2007
1105 Schrock, Columbus, OH	10,123	1,844	7,089	2,465	772	1,936	8,237	1,997	12,170	(140)	39	1982	2006
6460 Busch, Columbus, OH	1,565	483	950	444	(98)	519	1,046	214	1,779	(45)	39	1980	2006
6600 Busch, Columbus, OH	1,153	642	185	458	(217)	586	280	202	1,068	(41)	39	1972	2006
898 Sepulveda, El Segundo, CA	18,544	6,986	16,331	—	(1,240)	7,600	12,720	1,757	22,077	(245)	39	1978	2006
Hamilton, Torrance, CA	13,700	9,111	10,695	—	30	9,111	10,725	—	19,836	(23)	39	1984	2007
Northeast Office 161, Morristown, NJ	5,155	403	4,076	831	487	433	4,795	569	5,797	(108)	39	1974	2006
Northeast Office 163, Morristown, NJ	10,238	2,522	8,193	695	1,047	2,631	9,758	68	12,457	(162)	39	1974	2006
Oak Brook, Oak Brook, IL	10,011	4,784	8,217	—	3,006	4,868	11,139	—	16,007	(178)	39	1972	2007
Park South, Charlotte, NC	9,024	2,155	10,111	556	(146)	2,120	10,171	385	12,676	(108)	39	1980	2007
Saracen Building 2, Waltham, MA	—	2,690	1,359	—	12	2,702	1,359	—	4,061	(3)	39	1966	2007
Saracen Building 3, Waltham, MA	—	11,837	5,979	—	1	11,837	5,980	—	17,817	(13)	39	1943	2007
Saracen Building 4, Waltham, MA	—	420	212	—	1	420	213	—	633	(1)	39	1920	2007
Seafed, Seattle, WA	5,193	827	5,875	—	158	840	6,020	—	6,860	(89)	39	1984	2007
South Executive, Charlotte, NC	9,875	1,690	12,195	532	281	1,593	12,797	308	14,698	(160)	39	1973	2007
Warwick, West Warwick, RI	16,500	8,245	14,024	—	14	8,245	14,038	—	22,283	(30)	39	1973	2007
Retail
Arvada Marketplace East, Arvada, CO	7,500	3,743	5,427	46	27	3,730	5,477	36	9,243	(153)	39	1987	2006
Atascocita Commons, Humble, TX	1,127	593	1,275	—	35	595	1,308	—	1,903	(33)	39	2006	2006
Atascocita Commons Retail A, Humble, TX	1,416	640	2,427	—	37	640	2,464	—	3,104	(61)	39	2006	2006

		Initial Cost				Balance at December 31, 2007
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A)	Accumulated Depreciation (A)	Depreciable Lives in Years (B)	Date of Construction	Date Acquired
Atascocita Commons Retail B, Humble, TX	1,640	510	2,316	—	64	522	2,368	—	2,890	(63)	39	2006	2006
Bellbrook Retail, Memphis, TN	2,308	899	411	85	298	905	736	52	1,693	(44)	39	1975	2007
Crossroads Mall, San Antonio, TX	13,500	7,233	5,924	(1,001)	87	7,245	6,009	(1,011)	12,243	(169)	39	1961	2006

Total	466,032	$319,327	$209,106	$13,043	$147,604	$351,984	$327,948	$9,148	$689,080	$(2,840)

(A)	Includes depreciation and costs subsequent to December 20, 2006, the date that we acquired Trammell Crow Company.
(B)	Land, real estate under development and real estate held for sale are not depreciated.
(C)	Project is under construction at December 31, 2007.

CB RICHARD ELLIS GROUP, INC. AND SUBSIDIARIES

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

(In thousands)

Changes in real estate investments and accumulated depreciation for the year ended December 31 were as follows:

2007
Real estate investments:
Balance at beginning of year	$459,859
Additions and improvements	400,826
Dispositions	(164,402)
Other adjustments (1)	(7,203)

Balance at end of year	$689,080

Accumulated depreciation:
Balance at beginning of year	$—
Depreciation expense	(5,762)
Dispositions	625
Other adjustments (2)	2,297

Balance at end of year	$(2,840)

(1)	Includes amortization of lease intangibles and tenant origination costs. Also includes reclassification of accumulated depreciation to real estate basis upon reclassification of assets to “held for sale.”
(2)	Includes reclassification of accumulated depreciation to real estate basis upon reclassification of assets to “held for sale.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

By:	/s/ BRETT WHITE
Brett White Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	February 29, 2008

/s/ GIL BOROK Gil Borok	Chief Accounting Officer (principal accounting officer)	February 29, 2008

/s/ PATRICE MARIE DANIELS Patrice Marie Daniels	Director	February 29, 2008

/s/ THOMAS A. DASCHLE Thomas A. Daschle	Director	February 29, 2008

/s/ CURTIS F. FEENY Curtis F. Feeny	Director	February 29, 2008

/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	February 29, 2008

/s/ MICHAEL KANTOR Michael Kantor	Director	February 29, 2008

/s/ KENNETH J. KAY Kenneth J. Kay	Chief Financial Officer (principal financial officer)	February 29, 2008

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	February 29, 2008

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director	February 29, 2008

/s/ JANE J. SU Jane J. Su	Director	February 29, 2008

/s/ BRETT WHITE Brett White	Director and Chief Executive Officer (principal executive officer)	February 29, 2008

/s/ GARY L. WILSON Gary L. Wilson	Director	February 29, 2008

/s/ RAY WIRTA Ray Wirta	Vice Chairman	February 29, 2008

EXHIBIT INDEX

Exhibit		Description
2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp. (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC on October 20, 2003)

2.2		Purchase Agreement, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Apple Acquisition Corp. and Island Fund I LLC (incorporated by reference to Exhibit 2.3 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

2.3		Agreement and Plan of Merger, dated as of October 30, 2006, by and among Trammell Crow Company, CB Richard Ellis Group, Inc. and A-2 Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on November 1, 2006

3.1		Form of Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 15, 2004 (incorporated by reference to Exhibit 3.3 of the CB Richard Ellis Group, Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

3.2		Form of Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.5 of the CB Richard Ellis Group, Inc. Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on June 7, 2004)

4.1		Form of Class A common stock certificate of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.2	(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.2	(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

Exhibit		Description
4.3		Anti-Dilution Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 20 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.4		Warrant Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc., and FS Equity Partners III, L.P. and FS Equity Partners International, L.P. (incorporated by reference to Exhibit 26 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.5	(a)	Indenture, dated as of May 22, 2003, between CBRE Escrow, Inc., and U.S. Bank National Association, as Trustee, for 9 3/4% Senior Notes Due May 15, 2010 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

4.5	(b)	First Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.5	(c)	Second Supplemental Indenture, dated as of December 4, 2003, among CB Richard Ellis Services, Inc., Investors 1031, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

10.1	(a)	Amendment Agreement and Waiver, dated as of April 23, 2004, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(a) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

10.1	(b)	Amended and Restated Credit Agreement, dated as of April 23, 2004 (“Credit Agreement”), by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

10.1	(c)	Amendment to Credit Agreement, dated as of November 15, 2004, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

10.1	(d)	Amendment No. 2 to Credit Agreement, dated as of May 10, 2005, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10 of the CB Richard Ellis Group, Inc. Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 14, 2006)

10.1	(e)	Credit Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 30, 2006)

Exhibit		Description
10.1	(f)	Guarantee and Pledge Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiaries of CB Richard Ellis Services, Inc. from time to time party thereto and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 30, 2006)

10.1	(g)	Amended and Restated Credit Agreement, dated December 20, 2006, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)

10.2		CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.3		2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.3	(a)	Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005)*

10.3	(b)	Amendment No. 1, dated September 6, 2006, to the Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis, Group, Inc. (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on September 12, 2006)*

10.3	(c)	Amendment No. 2, dated June 1, 2007, to the Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007)*

10.4		CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.5	(a)	CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.5	(b)	Amendment to CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, dated March 31, 2006 (incorporated by reference to Exhibit 10.5(b) of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006)*

10.6		Employment Agreement, dated as of January 23, 2001, between CB Richard Ellis Pty Ltd. and Robert Blain (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.7	(a)	CB Richard Ellis Deferred Compensation Plan effective as of August 1, 2004 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-8 filed with the SEC (No. 333-119362) on September 29, 2004)*

10.7	(b)	Amendment, dated as of November 18, 2005, to CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.12(b) of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 16, 2006)*

Exhibit		Description
10.8		Agreement, dated as of January 23, 2005, between Alan Froggatt and CB Richard Ellis Limited (incorporated by reference to Exhibit 10.13 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 15, 2005)*

10.9		Transition Agreement, dated as of February 22, 2005, by and between Ray Wirta, CB Richard Ellis Group, Inc. and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.14 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 15, 2005)*

10.10	(a)	Executive Bonus Plan, amended as of January 1, 2006 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on February 6, 2006)*

10.10	(b)	Executive Bonus Plan, amended and restated as of March 19, 2007 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007)*

10.11		Amendment to Employment Agreement, dated October 30, 2006, between Robert E. Sulentic and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)*

10.12		Amendment to Employment Agreement, dated December 19, 2006, between Robert E. Sulentic and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)*

10.13		Mutual Termination Agreement, dated as of February 2, 2007, between CB Richard Ellis, Inc. and Robert Blain (incorporated by reference to Exhibit 10.18 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 1, 2007)*

10.14		Executive Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007)*

11		Statement concerning Computation of Per Share Earnings (filed as [Note 19] of the Consolidated Financial Statements)

12		Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends**

21		Subsidiaries of CB Richard Ellis Group, Inc.**

23.1		Consent of Independent Registered Public Accounting Firm**

31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

32		Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith