Form 10-Q
period 2008-03-31
CB RICHARD ELLIS GROUP INC
filed 2008-05-12
CIK 1138118

Use these links to rapidly review the document
FORM 10-Q March 31, 2008 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No. ☒

        The number of shares of Class A common stock outstanding at April 30, 2008 was 202,166,007.

FORM 10-Q

March 31, 2008

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$313,162	$342,874
Restricted cash	24,900	44,438
Receivables, less allowance for doubtful accounts of $37,078 and $34,748 at March 31, 2008 and December 31, 2007, respectively	950,648	1,081,653
Warehouse receivables	244,205	255,777
Prepaid expenses	94,206	80,678
Deferred tax assets, net	194,638	191,984
Real estate under development	164,743	134,984
Real estate and other assets held for sale	140,264	141,875
Other current assets	97,943	84,997

Total Current Assets	2,224,709	2,359,260
Property and equipment, net	229,056	216,214
Goodwill	2,291,872	2,174,710
Other intangible assets, net of accumulated amortization of $110,387 and $105,438 at March 31, 2008 and December 31, 2007, respectively	400,785	404,104
Deferred compensation assets	270,757	264,190
Investments in unconsolidated subsidiaries	226,640	236,892
Deferred tax assets, net	19,757	17,932
Real estate under development	143,077	138,643
Real estate held for investment	334,616	281,243
Available for sale securities	31,557	30,314
Other assets, net	136,162	119,071

Total Assets	$6,308,988	$6,242,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$445,112	$492,755
Deferred purchase consideration	4,432	4,528
Compensation and employee benefits payable	393,833	319,808
Accrued bonus and profit sharing	370,486	727,460
Income taxes payable	954	50,658
Short-term borrowings:
Warehouse line of credit	244,205	255,777
Revolving credit facility	311,219	227,065
Other	67,586	55,838

Total short-term borrowings	623,010	538,680
Current maturities of long-term debt	63,948	11,374
Notes payable on real estate	168,262	149,393
Liabilities related to real estate and other assets held for sale	108,250	108,609
Other current liabilities	38,173	23,802

Total Current Liabilities	2,216,460	2,427,067
Long-Term Debt:
Senior secured term loans	2,021,650	1,776,000
Other long-term debt	1,478	1,352

Total Long-Term Debt	2,023,128	1,777,352
Deferred compensation liabilities	265,668	278,266
Pension liability	33,569	34,163
Non-current tax liabilities	82,257	81,847
Notes payable on real estate	247,799	215,799
Other liabilities	171,926	175,923

Total Liabilities	5,040,807	4,990,417
Commitments and contingencies	—	—
Minority interest	248,213	263,613
Stockholders' Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 202,109,267 and 201,594,592 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,021	2,016
Additional paid-in capital	52,579	40,559
Notes receivable from sale of stock	(60)	(60)
Accumulated earnings	983,984	963,530
Accumulated other comprehensive loss	(18,556)	(17,502)

Total Stockholders' Equity	1,019,968	988,543

Total Liabilities and Stockholders' Equity	$6,308,988	$6,242,573

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$1,230,925	$1,213,961
Costs and expenses:
Cost of services	704,446	649,673
Operating, administrative and other	432,345	411,937
Depreciation and amortization	23,802	27,368
Merger-related charges	—	31,855

Total costs and expenses	1,160,593	1,120,833
Operating income	70,332	93,128
Equity (loss) income from unconsolidated subsidiaries	(10,762)	4,249
Minority interest (income) expense	(5,125)	2,900
Other loss	—	37,534
Interest income	5,226	7,013
Interest expense	43,005	41,982

Income before provision for income taxes	26,916	21,974
Provision for income taxes	6,462	9,997

Net income	$20,454	$11,977

Basic income per share	$0.10	$0.05

Weighted average shares outstanding for basic income per share	203,110,675	229,663,454

Diluted income per share	$0.10	$0.05

Weighted average shares outstanding for diluted income per share	207,730,837	236,932,240

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,454	$11,977
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,802	27,368
Amortization and write-off of deferred financing costs	4,650	1,794
Gain on sale of servicing rights and other assets	(987)	(200)
Loss on trading securities	—	33,654
Loss on interest rate swaps	—	3,880
Equity loss (income) from unconsolidated subsidiaries	10,762	(4,249)
In-kind distributions from unconsolidated subsidiaries	—	(2,710)
Minority interest (income) expense	(5,125)	2,900
Provision for doubtful accounts	1,386	1,645
Deferred income taxes	(1,362)	(40)
Compensation expense and merger-related expense related to stock options and stock awards	7,032	17,251
Incremental tax benefit from stock options exercised	(3,488)	(9,139)
Deferred compensation deferrals	12,910	13,787
Distribution of earnings from unconsolidated subsidiaries	3,307	5,306
Tenant concessions received	4,011	1,155
Proceeds from sale of trading securities	—	320,047
Decrease in receivables	143,670	113,225
Increase in deferred compensation assets	(3,199)	(26,551)
(Increase) decrease in prepaid expenses and other assets	(34,754)	1,504
(Increase) decrease in real estate held for sale and under development	(41,027)	2,139
Decrease in accounts payable and accrued expenses	(73,017)	(113,661)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(322,760)	(259,206)
Decrease in income taxes payable	(44,922)	(28,783)
Decrease in other liabilities	(18,144)	(1,446)
Other operating activities, net	(63)	230

Net cash (used in) provided by operating activities	(316,864)	111,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,999)	(9,273)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(115,045)	(16,157)
Cash paid for acquisition of Trammell Crow Company	—	(121,631)
Contributions to unconsolidated subsidiaries	(9,441)	(10,491)
Distributions from unconsolidated subsidiaries	5,961	1,397
Proceeds from the sale of servicing rights and other assets	1,636	3,134
Additions to real estate held for investment	(55,461)	(50,826)
Decrease in restricted cash	19,302	123,989
Other investing activities, net	115	(340)

Net cash used in investing activities	(165,932)	(80,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	300,000	—
Repayment of senior secured term loans	(2,750)	(2,750)
Proceeds from revolving credit facility	739,889	73,186
Repayment of revolving credit facility	(657,000)	(33,062)
Proceeds from notes payable on real estate held for investment	35,559	43,634
Repayment of notes payable on real estate held for investment	—	(8,052)
Proceeds from notes payable on real estate held for sale and under development	23,881	32,623
Repayment of notes payable on real estate held for sale and under development	(373)	(29,271)
Proceeds from (repayment of) short-term borrowings and other loans, net	11,735	(6,909)
Proceeds from exercise of stock options	1,507	4,297
Incremental tax benefit from stock options exercised	3,488	9,139
Minority interest contributions	5,645	2,329
Minority interest distributions	(15,418)	(14,956)
Payment of deferred financing fees	(6,591)	(1,370)
Other financing activities, net	(260)	(249)

Net cash provided by financing activities	439,312	68,589
Effect of currency exchange rate changes on cash and cash equivalents	13,772	1,604

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,712)	101,872
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	342,874	244,476

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$313,162	$346,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,488	$38,472

Income taxes, net of refunds	$52,173	$38,887

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

        We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the "CB Richard Ellis"

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

1.    Nature of Operations (Continued)

brand name and provide development services under the "Trammell Crow" brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial property and corporate facilities management, valuation, real estate investment management, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions and proprietary research. We generate revenues on a per project or transactional basis and from contractual management fees.

2.    Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated. Certain reclassifications, which do not have an effect on net income or equity, have been made to the 2007 financial statements to conform with the 2008 presentation. For the three months ended March 31, 2007, a net increase of $3.4 million in notes payable on real estate held for sale and under development was reclassed out of net cash provided by operating activities to net cash provided by financing activities to conform with the 2008 presentation. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2008. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2007.

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Certain provisions of SFAS No. 150 would have required us to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of SFAS No. 150 with respect to these non-controlling interests. As of March 31, 2008 and December 31, 2007, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $168.5 million and $172.9 million, respectively, as compared to the carrying value of $163.7 million and $170.0 million, respectively, which is included in minority interest in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

3.    Restricted Cash

        Included in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, is restricted cash of $24.9 million and $44.4 million, respectively. The balances primarily include escrow accounts held in our Development Services segment, restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition, escrow accounts related to other strategic in-fill acquisitions and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.). The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered.

4.    Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2008 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance at January 1, 2008	$1,621,145	$345,710	$82,961	$38,231	$86,663	$2,174,710
Purchase accounting related to acquisitions	26,570	79,712	(552)	—	—	105,730
Foreign exchange movement	(234)	8,199	3,472	(5)	—	11,432

Balance at March 31, 2008	$1,647,481	$433,621	$85,881	$38,226	$86,663	$2,291,872

        Other intangible assets totaled $400.8 million and $404.1 million, net of accumulated amortization of $110.4 million and $105.4 million, as of March 31, 2008 and December 31, 2007, respectively, and are comprised of the following (dollars in thousands):

	As of March 31, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	103,826		103,826

	$167,526		$167,526

Amortizable intangible assets
Customer relationships	$220,000	$(14,882)	$220,000	$(11,917)
Backlog and incentive fees	48,948	(48,948)	48,761	(48,761)
Management contracts	29,097	(25,582)	29,219	(25,078)
Loan servicing rights	25,144	(11,698)	24,115	(11,126)
Other	20,457	(9,277)	19,921	(8,556)

	$343,646	$(110,387)	$342,016	$(105,438)

Total intangible assets	$511,172	$(110,387)	$509,542	$(105,438)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

4.    Goodwill and Other Intangible Assets (Continued)

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

        Amortization expense related to intangible assets was $4.5 million and $12.3 million for the three months ended March 31, 2008 and 2007, respectively. The estimated annual amortization expense for each of the years ending December 31, 2008 through December 31, 2012 approximates $17.8 million, $16.5 million, $16.3 million, $14.9 million and $12.4 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

5.    Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Development Services:
Revenue	$8,548	$11,599
Operating income	$2,610	$3,349
Net loss	$(977)	$(1,295)
Global Investment Management and Other:
Revenue	$184,960	$279,301
Operating income	$116,567	$50,836
Net income	$74,562	$44,922
Total:
Revenue	$193,508	$290,900
Operating income	$119,177	$54,185
Net income	$73,585	$43,627

        Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm's length basis and earned revenues from these unconsolidated subsidiaries. We have also provided development, property management and brokerage services to certain of our unconsolidated development subsidiaries on an arm's length basis and earned revenues from these unconsolidated subsidiaries.

        During the three months ended March 31, 2008, we recorded a $10.6 million write-down of our investment in CBRE Realty Finance attributable to a declined market valuation. This charge is included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

6.    Real Estate and Other Assets Held for Sale and Related Liabilities

        Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the "held for sale" criteria of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets. In accordance with SFAS No. 144, certain assets classified as held for sale at March 31, 2008, or sold in the three months ended March 31, 2008, that were not classified as held for sale at December 31, 2007, were reclassified to real estate and other assets held for sale in the accompanying consolidated balance sheets as of December 31, 2007.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

6.    Real Estate and Other Assets Held for Sale and Related Liabilities (Continued)

        Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Assets:
Real estate held for sale (see Note 7)	$130,378	$131,370
Other current assets	3,846	4,314
Other assets	6,040	6,191

Total real estate and other assets held for sale	140,264	141,875
Liabilities:
Accrued expenses	3,637	6,661
Notes payable on real estate held for sale (see Note 8)	103,552	100,840
Other current liabilities	576	611
Other liabilities	485	497

Total liabilities related to real estate and other assets held for sale	108,250	108,609

Net real estate and other assets held for sale	$32,014	$33,266

7.    Real Estate

        We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. All of our real estate is included in our Development Services segment (see Note 19). Real estate owned by us consisted of the following (dollars in thousands):

	March 31, 2008	December 31, 2007
Real estate under development (current)	$164,743	$134,984
Real estate included in assets held for sale (see Note 6)	130,378	131,370
Real estate under development (non-current)	143,077	138,643
Real estate held for investment (1)	334,616	281,243

Total real estate (2)	$772,814	$686,240

(1)
Net of accumulated depreciation of $4.2 million and $2.8 million at March 31, 2008 and December 31, 2007, respectively.

(2)
Includes balances for lease intangibles and tenant origination costs of $8.6 million and $9.1 million, respectively, at March 31, 2008 and $5.4 million and $3.7 million, respectively, at December 31, 2007. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

8.     Notes Payable on Real Estate

        We had loans secured by real estate, which consisted of the following (dollars in thousands):

	March 31, 2008	December 31, 2007
Current portion of notes payable on real estate	$168,262	$149,393
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	103,552	100,840

Total notes payable on real estate, current portion	271,814	250,233
Notes payable on real estate, non-current portion	247,799	215,799

Total notes payable on real estate	$519,613	$466,032

        At March 31, 2008, $6.6 million of the current portion and $0.8 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

        We have a participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on reaching various internal rates of return. The amount of the participating liability was $2.1 million at both March 31, 2008 and December 31, 2007.

9.    Debt

        We had short-term borrowings of $623.0 million and $538.7 million with related average interest rates of 4.7% and 6.4% as of March 31, 2008 and December 31, 2007, respectively.

        Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On December 20, 2006, we entered into an amendment and restatement to our credit agreement (the Credit Agreement) to, among other things, allow the consummation of the Trammell Crow Company Acquisition and the incurrence of senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion. On March 27, 2008, we exercised the accordion provision of the Credit Agreement, which added an additional $300.0 million term loan.

        Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2009 (previously set to commence on March 31, 2008, but adjusted as a result of our prepayment of all of the 2008 required payments in 2007) through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million beginning March 31, 2007 through September 30, 2013, with the balance payable on December 20, 2013 and (4) a $300.0 million tranche A-1 term loan facility, requiring quarterly principal payments of $0.75 million beginning June 30, 2008 through September 30, 2013, with the balance payable on December 20, 2013. The revolving credit facility allows for

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

9.    Debt (Continued)

borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement.

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2008 and December 31, 2007, we had $311.2 million and $227.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.6% and 7.4%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2008, letters of credit totaling $11.5 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. Borrowings under the tranche A-1 term loan facility bear interest based at our option, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of March 31, 2008 and December 31, 2007, the tranche A term loan facility bore interest at a rate of 3.5% and 5.7%, respectively, while the tranche B term loan facility bore interest at a rate of 4.0% and 6.4%, respectively. As of March 31, 2008, the tranche A-1 term loan facility bore interest at a rate of 6.2%. As of March 31, 2008 and December 31, 2007, we had $827.0 million of tranche A term loan facility principal outstanding and $957.3 million and $960.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of March 31, 2008, we had $300.0 million of tranche A-1 term loan facility principal outstanding, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

9.    Debt (Continued)

accompanying consolidated statement of operations. There was no hedge ineffectiveness for the three months ended March 31, 2008 or for the period from March 20, 2007 through March 31, 2007. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million. As of March 31, 2008 and December 31, 2007, the fair value of the interest rate swap agreements was reflected as a $33.4 million liability and a $17.1 million liability, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.

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

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% and the original termination date of the note, which was December 3, 2007, was extended to September 1, 2008 through a written amendment. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On August 1, 2007, we entered into a $4.0 million revolving note with LaSalle Bank for the purpose of purchasing LaSalle Bank commercial paper or A1/P1 prime commercial paper (as defined in the revolving note). The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by LaSalle Bank and will be used and applied solely to purchase commercial paper. Borrowings under the revolving note bear interest at 0.25% with a maturity date of August 1, 2008. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under this revolving note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Bank of America and will be used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

9.    Debt (Continued)

interest at 1.0% with a maturity date of February 28, 2009. As of March 31, 2008, there were no amounts outstanding under this revolving note.

        Our wholly-owned subsidiary, CBRE Melody, has the following warehouse lines of credit: a credit agreement with JP Morgan Chase Bank, N.A. (JP Morgan) for the purpose of funding mortgage loans that will be resold and a funding arrangement with Red Mortgage Capital Inc. (Red Capital) for the purpose of funding originations of multi-family property mortgage loans. Additionally, CBRE Melody previously had a credit agreement with Washington Mutual Bank, FA (WaMu) for the purpose of funding mortgage loans that would be resold, which was terminated by WaMu on January 28, 2008.

        On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provided for a $250.0 million senior secured revolving line of credit and bore interest at the daily Chase London LIBOR rate plus 0.75%. On September 13, 2007, CBRE Melody entered into an amendment to their secured credit agreement with JP Morgan, which increased the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%. On November 30, 2007, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 31, 2008. This amendment also changed the interest rate to Chase London LIBOR plus 1.00% on amounts outstanding aggregating $250.0 million or less and Chase London LIBOR plus 1.10% on outstanding amounts in excess of $250.0 million.

        Effective July 1, 2006, CBRE Melody entered into a $200.0 million multi-family mortgage loan repurchase agreement, or Repo Agreement, with WaMu. Under the Repo Agreement, CBRE Melody originated multi-family loans and sold such loans to one or more investors, including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu agreed to purchase certain qualifying mortgage loans after such loans had been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody's obligation to repurchase the mortgage loan. Effective August 20, 2007, CBRE Melody entered into a first amendment to the Repo Agreement with WaMu. This amendment provided for, among other things, a change in interest rate from one-month LIBOR, set daily plus 0.75% to one-month LIBOR, set daily plus 0.70%. The Repo Agreement was to continue indefinitely unless or until thirty days written notice was delivered, prior to the termination date, by either CBRE Melody or WaMu. The Repo Agreement was terminated by WaMu effective January 28, 2008.

        In February 2008, CBRE Melody established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. Each funding is separately approved on a transaction-by-transaction basis where Red Capital commits to purchase a 100% participation interest in qualifying mortgage loans that are subject to a rate-lock commitment from Freddie Mac or Fannie Mae. Under the arrangement, a participation is funded when a mortgage loan is originated, on a servicing retained basis, subject to CBRE Melody's obligation to repurchase the participation interest upon ultimate sale of the mortgage loan to Freddie Mac or Fannie Mae.

        During the three months ended March 31, 2008, we had a maximum of $255.8 million of warehouse lines of credit principal outstanding. As of March 31, 2008 and December 31, 2007, we had $244.2 million and $255.8 million of warehouse lines of credit principal outstanding, respectively, which

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

9.    Debt (Continued)

are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $244.2 million and $255.8 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2008 and December 31, 2007, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. Effective May 1, 2007, CBRE Melody executed an amendment, which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. On November 30, 2007, CBRE Melody executed an amendment which further extended the maturity date to May 31, 2008. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of March 31, 2008 and December 31, 2007, there were $54.6 million and $42.6 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $10.9 million and $11.2 million as of March 31, 2008 and December 31, 2007, respectively.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

9.    Debt (Continued)

holder and have a final maturity date of April 2010. As of March 31, 2008 and December 31, 2007, $1.9 million of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under this facility.

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

        We had outstanding letters of credit totaling $16.3 million as of March 31, 2008, excluding letters of credit for which we have outstanding liabilities already accrued on our balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through March 2009.

        We had guarantees totaling $7.1 million as of March 31, 2008, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through December 2009. The other guarantees will expire at the end of each of the respective management agreements.

        In addition, as of March 31, 2008, we have numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

10.    Commitments and Contingencies (Continued)

        An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2008, we had committed $84.4 million to fund future co-investments.

        Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2008, we had committed to fund $7.5 million of additional capital to these unconsolidated subsidiaries.

11.    Stock-Based Compensation

  Stock Incentive Plans

        2001 Stock Incentive Plan.    Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of March 31, 2008, outstanding stock options granted under the 2001 stock incentive plan to acquire 5,480,874 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

11.    Stock-Based Compensation (Continued)

adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors may adjust outstanding awards to preserve the awards' benefits or potential benefits.

        As of March 31, 2008, 6,608,944 shares were subject to options issued under our 2004 stock incentive plan and 3,847,892 shares remained available for future grants under the 2004 stock incentive plan. No options were granted under this plan during the three months ended March 31, 2008.

        A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,566,895	$9.38
Exercised	(475,517)	3.17
Expired	(1,560)	23.46

Outstanding at March 31, 2008	12,089,818	$9.61

Vested and expected to vest at March 31, 2008 (1)	11,917,226	$9.61

Exercisable at March 31, 2008	6,979,368	$5.71

(1)
The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

        Options outstanding at March 31, 2008 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	5,480,874	4.8	$1.92		4,295,928	$1.92
$6.33 - $7.46	2,163,093	1.5	7.44		1,432,593	7.43
$11.10 - $15.43	2,365,218	4.4	15.19		1,016,192	15.07
$23.46 - $25.67	892,294	5.4	23.51		226,304	23.54
$27.19 - $37.43	1,188,339	6.4	27.41		8,351	35.35

	12,089,818	4.3	$9.61	$154,026,605	6,979,368	$5.71	$111,740,192

        At March 31, 2008, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $152.6 million and 4.3 years, respectively.

        In accordance with SFAS No. 123 (Revised), "Share Based Payment," we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

11.    Stock-Based Compensation (Continued)

        The total estimated grant date fair value of stock options that vested during the three months ended March 31, 2008 was $0.4 million. We did not grant any options during the three months ended March 31, 2008. The weighted average fair value of options granted by us was $15.19 for the three months ended March 31, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

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

        Total compensation expense related to stock options was $2.8 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. In addition, during the three months ended March 31, 2007, we incurred $9.6 million of expense resulting from the acceleration of vesting of stock options in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At March 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options was approximately $24.4 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

        The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $7.5 million and $27.3 million, respectively. We recorded cash received from stock option exercises of $1.5 million and $4.3 million and related tax benefits of $3.5 million and $9.1 million during the three months ended March 31, 2008 and 2007, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

        We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the three months

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

11.    Stock-Based Compensation (Continued)

ended March 31, 2007, we granted non-vested stock awards of 65,856, of which 57,902 shares were restricted stock awards which immediately vested at the date of grant, while the remainder vest in equal annual increments over three or four years from the date of grant. In addition, we granted 529,907 and 290,497 of non-vested stock units to certain of our employees during the three months ended March 31, 2008 and 2007, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Market Value Per Share
Balance at December 31, 2007	2,493,581	$26.52
Granted	529,907	19.10
Vested	(1,917)	34.54
Forfeited	(3,367)	24.39

Balance at March 31, 2008	3,018,204	$25.21

        Total compensation expense related to non-vested stock awards was $4.2 million and $4.7 million for the three months ended March 31, 2008 and 2007, respectively. Total compensation expense for the three months ended March 31, 2007 includes $2.0 million of compensation expense related to the 57,902 shares of restricted stock which immediately vested at the date of grant. In addition, during the three months ended March 31, 2007, we incurred $0.9 million of expense resulting from the acceleration of vesting of non-vested stock awards in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At March 31, 2008, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $65.2 million, which is expected to be recognized over a weighted average period of approximately 5.0 years.

12.    Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Where appropriate, the computation of diluted earnings per share further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently issuable shares represent non-vested stock awards. In accordance with SFAS No. 128, "Earnings Per Share," these shares are included in the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

12.    Earnings Per Share (Continued)

dilutive earnings per share calculation under the treasury stock method. The following is a calculation of earnings per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$20,454	203,110,675	$0.10	$11,977	229,663,454	$0.05

Diluted earnings per share:
Net income applicable to common stockholders	$20,454	203,110,675		$11,977	229,663,454
Dilutive effect of contingently issuable shares	—	138,362		—	545,785
Dilutive effect of stock options	—	4,481,800		—	6,723,001

Net income applicable to common stockholders	$20,454	207,730,837	$0.10	$11,977	236,932,240	$0.05

        For the three months ended March 31, 2008 and 2007, options to purchase 2,154,883 shares and 23,739 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

13.    Comprehensive Income

        Comprehensive income consists of net income and other comprehensive (loss) income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized losses on interest rate swaps, unrealized holding (losses) gains on available for sale securities and pension adjustments. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

13.    Comprehensive Income (Continued)

        The following table provides a summary of comprehensive income (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$20,454	$11,977
Other comprehensive (loss) income:
Foreign currency translation gains and other	15,834	2,230
Unrealized (losses) gains on interest rate swaps, net	(15,631)	265
Unrealized holding (losses) gains on available for sale securities, net	(1,257)	1,020

Total other comprehensive (loss) income	(1,054)	3,515

Comprehensive income	$19,400	$15,492

14.    Pensions

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

        Net periodic pension (benefit) cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$—	$1,932
Interest cost	4,680	4,072
Expected return on plan assets	(4,933)	(4,291)
Amortization of prior service benefit	—	(217)
Amortization of unrecognized net loss	165	467

Net periodic pension (benefit) cost	$(88)	$1,963

        We contributed $1.1 million and $2.6 million to fund our pension plans during the three months ended March 31, 2008 and 2007, respectively. We expect to contribute a total of $4.7 million to fund our pension plans for the year ending December 31, 2008.

15.    Merger-Related Charges

        In connection with the Trammell Crow Company Acquisition, we recorded merger-related charges of $31.9 million for the three months ended March 31, 2007. These charges primarily related to the termination of employees as well as the exit of facilities that were occupied by us prior to the Trammell

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

15.    Merger-Related Charges (Continued)

Crow Company Acquisition, both of which became duplicative as a result of the Trammell Crow Company Acquisition.

        We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were terminated, both in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The remaining liability associated with items previously charged to merger-related costs in connection with the Trammell Crow Company Acquisition consisted of the following (dollars in thousands):

	Liability Balance At December 31, 2007	2008 Utilization	To be Utilized At March 31, 2008
Lease termination costs	$14,517	$(1,535)	$12,982
Severance	1,005	(1,005)	—

Total merger-related charges	$15,522	$(2,540)	$12,982

16.    Sale of Savills plc

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

17.    Liabilities Related to Acquisitions

        The Trammell Crow Company Acquisition gave rise to the acceleration of vesting of some restricted shares of Trammell Crow Company common stock as a result of the change in control of Trammell Crow Company as well as costs associated with exiting contracts and other contractual obligations. Additionally, the Trammell Crow Company Acquisition gave rise to the consolidation and elimination of some Trammell Crow Company duplicate facilities and redundant employees as well as lawsuits involving Trammell Crow Company. As a result, we accrued certain liabilities in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The remaining liabilities assumed in connection with the Trammell Crow Company

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

17.    Liabilities Related to Acquisitions (Continued)

Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance At December 31, 2007	2008 Utilization	To be Utilized At March 31, 2008
Costs associated with exiting contracts and other contractual obligations	$9,772	$(2,340)	$7,432
Lease termination costs	7,050	(1,187)	5,863
Legal settlements anticipated	3,819	(75)	3,744
Severance	1,984	(1,984)	—

	$22,625	$(5,586)	$17,039

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

	Liability Balance At December 31, 2007	2008 Utilization	To be Utilized At March 31, 2008
Lease termination costs	$6,421	$(457)	$5,964
Legal settlements anticipated	2,143	(10)	2,133

	$8,564	$(467)	$8,097

        The remaining liability associated with items previously charged to merger-related costs in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance At December 31, 2007	2008 Utilization	To be Utilized At March 31, 2008
Lease termination costs	$10,799	$(441)	$10,358

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

18.    Fair Value of Financial Instruments (Continued)

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

        Warehouse Receivables:    Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Melody (See Note 9).

        Available for Sale Securities:    These investments are carried at their fair value.

        Short-Term Borrowings:    The majority of this balance represents our revolving credit facility and our warehouse lines of credit outstanding for CBRE Melody. Due to the variable interest rates of these instruments, fair value approximates carrying value (See Note 9).

        Senior Secured Term Loans, Long-Term Debt and Notes Payable on Real Estate:    Estimated fair values approximate respective carrying values because the substantial majority of these instruments are based on variable interest rates (see Note 9).

19.    Industry Segments

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

        Our EMEA and Asia Pacific segments provide services similar to the Americas business segment. The EMEA segment has operations primarily in Europe, while the Asia Pacific segment has operations primarily in Asia, Australia and New Zealand.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

19.    Industry Segments (Continued)

        Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue
Americas	$783,524	$791,885
EMEA	242,761	225,353
Asia Pacific	137,432	94,002
Global Investment Management	39,489	85,590
Development Services	27,719	17,131

	$1,230,925	$1,213,961

Operating income (loss)
Americas	$62,393	$21,619
EMEA	7,980	33,636
Asia Pacific	12,317	9,936
Global Investment Management	(2,104)	38,667
Development Services	(10,254)	(10,730)

	70,332	93,128
Equity (loss) income from unconsolidated subsidiaries
Americas	(10,087)	4,263
EMEA	(25)	395
Asia Pacific	(12)	(3)
Global Investment Management	(94)	(315)
Development Services	(544)	(91)

	(10,762)	4,249
Minority interest expense (income)
Americas	329	270
EMEA	(481)	214
Asia Pacific	376	1,867
Global Investment Management	(24)	38
Development Services	(5,325)	511

	(5,125)	2,900
Other loss	—	37,534
Interest income	5,226	7,013
Interest expense	43,005	41,982

Income before provision for income taxes	$26,916	$21,974

20.    New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize the funded status of each pension and other

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(Unaudited)

20.    New Accounting Pronouncements (Continued)

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards for a parent company's noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial position and results of operations.

        In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, "Effective Date of SFAS No. 157." FSP 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements," for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no significant impact to our consolidated financial position and results of operations. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133." SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial position and results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended March 31, 2008, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

        We are the world's largest commercial real estate services firm, based on 2007 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2007, excluding affiliate offices, we operated in more than 300 offices worldwide with over 29,000 employees providing commercial real estate services under the "CB Richard Ellis" brand name and development services under the "Trammell Crow" brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial property and corporate facilities management, valuation, real estate investment management, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions and proprietary research. We generate revenues on a per project or transactional basis and from contractual management fees. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, we were ranked #33 on the Fortune list of Fastest Growing U.S. Companies and #16 on the Business Week list of 50 "Best in Class" companies across all industries. In 2008, we became the first commercial real estate services company in the Fortune 500, debuting at #404, up from #520 in 2007, and moved up five spots to #11 on the Business Week 50 list.

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

        Beginning in 2003, economic conditions in the Americas, our largest segment in terms of revenue, improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This helped our Americas segment's revenue to improve, particularly leasing and sales revenue. Beginning in the third quarter of 2007 and continuing through the first quarter of 2008, U.S. economic activity has progressively weakened due to stresses in the financial sector initially caused by a soft residential real estate market and reduced consumer spending, which led to negative job growth beginning in the first quarter of 2008. Weaker economic growth has caused vacancy rates to rise in several U.S. markets, although rents have continued to increase in some markets. U.S. investment sales activity declined sharply in the first quarter of 2008 due to limited availability of financing for larger asset purchases, especially commercial mortgage-backed security debt, as well as more conservative loan underwriting. The rebound of the U.S. sales business and the continued growth of the U.S. leasing business will depend upon credit markets returning to more normalized conditions, and the U.S. economy resuming its growth.

        The weakening trends experienced in the United States began to manifest in the United Kingdom in the latter part of 2007 and also impacted parts of continental Europe beginning in the first quarter of 2008. As a result, during the first quarter of 2008, investment sales in Europe slowed markedly. The markets in Asia Pacific continued to exhibit strength during the first quarter of 2008. However, the degree to which the economic impact being experienced in the United States and Europe will affect Asia Pacific remains to be seen as the year progresses.

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

        Strategic in-fill acquisitions have also been an integral component of our growth plans. In addition, these acquisitions exemplify our efforts to broaden our geographic coverage. Our acquirees have generally been either quality regional firms or niche specialty firms that complement our existing platform within a region or affiliates in which we already held an equity interest. During the three months ended March 31, 2008, we completed eight acquisitions with an aggregate purchase price of approximately $122 million. These included two notable acquisitions within our EMEA segment: the acquisition of Eurisko Consulting SRL, the largest independent commercial real estate services company in Romania, which extends our ability to deliver the premier commercial real estate services offering across Central and Eastern Europe; and the acquisition of CB Richard Ellis Cederholm A/S, an affiliate company in Denmark, which significantly strengthens our platform in Scandinavia by giving us a wholly-owned position in one of the region's most active property markets. In 2007, we completed 14 acquisitions with an aggregate purchase price of approximately $108 million.

        Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2007, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through March 31, 2008, we have incurred expenses of $41.2 million related to Insignia and $44.3 million related to Trammell Crow Company in connection with the integration of these company's business lines, as well as accounting and other systems, into our own. During the three months ended March 31, 2008, we incurred $5.2 million related to the acquisitions of Insignia and Trammell Crow Company as well as $0.4 million of integration expenses associated with other acquisitions completed in 2005 through 2008. We expect to incur total integration expenses of approximately $17.0 million during 2008, which include residual Insignia-related integration costs, integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to our strategic in-fill acquisitions in 2005 through 2008.

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

  Leverage

        On December 5, 2006, in connection with our acquisition of Trammell Crow Company, we successfully tendered substantially all of our remaining 9 3/4% senior notes due in 2010, with the remainder repaid in May of 2007. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.1 billion under our new senior secured term loan facilities in December 2006 to finance our acquisition of Trammell Crow Company. On March 27, 2008, we exercised the accordion provision of our Credit Agreement, which added an additional $300.0 million term loan. As a result, we are highly leveraged and have significant debt service obligations.

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

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

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

  Segment Reporting

        We report our operations through five segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services. The Americas consists of operations located in the United States, Canada and selected parts of Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in the United States, Europe and Asia. The Development Services business consists of real estate development and investment activities primarily in the United States, which were acquired in the Trammell Crow Company Acquisition.

Results of Operations

        The following table sets forth items derived from the consolidated statements of operations for the three months ended March 31, 2008 and 2007 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Revenue	$1,230,925	100.0%	$1,213,961	100.0%
Costs and expenses:
Cost of services	704,446	57.2	649,673	53.5
Operating, administrative and other	432,345	35.1	411,937	33.9
Depreciation and amortization	23,802	2.0	27,368	2.3
Merger-related charges	—	—	31,855	2.6

Total costs and expenses	1,160,593	94.3	1,120,833	92.3
Operating income	70,332	5.7	93,128	7.7
Equity (loss) income from unconsolidated subsidiaries	(10,762)	(0.8)	4,249	0.4
Minority interest (income) expense	(5,125)	(0.4)	2,900	0.2
Other loss	—	—	37,534	3.1
Interest income	5,226	0.4	7,013	0.5
Interest expense	43,005	3.5	41,982	3.5

Income before provision for income taxes	26,916	2.2	21,974	1.8
Provision for income taxes	6,462	0.5	9,997	0.8

Net income	$20,454	1.7%	$11,977	1.0%

EBITDA	$88,497	7.2%	$84,311	6.9%

        EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs.

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

        EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$20,454	$11,977
Add:
Depreciation and amortization	23,802	27,368
Interest expense	43,005	41,982
Provision for income taxes	6,462	9,997
Less:
Interest income	5,226	7,013

EBITDA	$88,497	$84,311

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

        We reported consolidated net income of $20.5 million for the three months ended March 31, 2008 on revenue of $1.2 billion as compared to consolidated net income of $12.0 million on revenue of $1.2 billion for the three months ended March 31, 2007.

        Our revenue on a consolidated basis for the three months ended March 31, 2008 increased by $17.0 million, or 1.4%, as compared to the three months ended March 31, 2007. This improvement was primarily the result of higher global outsourcing and lease transaction revenue, partially offset by lower sales transaction revenue and commercial mortgage brokerage activity brought about by the continued challenges in the credit markets, as well as a decrease in carried interest revenue within our Global Investment Management segment. Foreign currency translation had a $38.8 million positive impact on total revenue during the three months ended March 31, 2008.

        Our cost of services on a consolidated basis increased by $54.8 million, or 8.4%, during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Cost of services as a percentage of revenue increased from 53.5% for the three months ended March 31, 2007 to 57.2% for the three months ended March 31, 2008. These increases were mainly driven by higher reimbursable expenses within our outsourcing operations as well as increased compensation expense in our EMEA and Asia Pacific segments due to acquisitions and investment in growth of our platform. This activity was partially mitigated by lower transaction commissions, which primarily resulted from the lower sales transaction revenue. Foreign currency translation had a $21.2 million negative impact on cost of services during the three months ended March 31, 2008.

        Our operating, administrative and other expenses on a consolidated basis were $432.3 million, an increase of $20.4 million, or 5.0%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Operating expenses as a percentage of revenue increased from 33.9% for the three months ended March 31, 2007 to 35.1% for the three months ended March 31, 2008. These increases were primarily driven by higher costs attributable to investment in growth of our business, including the impact of in-fill acquisitions, partially offset by lower carried interest expense. Foreign currency translation had a $14.1 million negative impact on total operating expenses during the three months ended March 31, 2008.

        Our depreciation and amortization expense on a consolidated basis decreased by $3.6 million, or 13.0%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease was primarily driven by lower amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. As of December 31, 2007, the intangible asset representing the net revenue backlog acquired in the Trammell Crow Company Acquisition was fully amortized. Partially offsetting the decrease versus the prior year was higher depreciation expense mainly resulting from increased capital expenditures in connection with recent acquisitions.

        Our merger-related charges on a consolidated basis were $31.9 million for the three months ended March 31, 2007. These charges primarily consisted of severance and lease termination costs attributable to the Trammell Crow Company Acquisition.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis was $10.8 million for the three months ended March 31, 2008 as compared to equity income from unconsolidated subsidiaries of $4.2 million for the three months ended March 31, 2007. The loss was primarily due to a $10.6 million write-down of our investment in CBRE Realty Finance attributable to its decline in market valuation.

        Our consolidated minority interest income was $5.1 million for the three months ended March 31, 2008 as compared to consolidated minority interest expense of $2.9 million for the three months ended March 31, 2007. This variance was primarily due to minority interest activity within our Development Services segment.

        Our other loss on a consolidated basis was $37.5 million for the three months ended March 31, 2007, which primarily related to the sale of Trammell Crow Company's approximately 19% ownership interest in Savills plc, a real estate services company based in the United Kingdom. This sale resulted in a pre-tax loss of $34.9 million, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market.

        Our consolidated interest income was $5.2 million, a decrease of $1.8 million, or 25.5%, as compared to the three months ended March 31, 2007. This decrease was mainly driven by lower interest income earned in our Americas segment primarily resulting from higher average cash balances in the prior year period as a result of cash received on the sale of Trammell Crow Company's interest in Savills plc and interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock.

        Our consolidated interest expense increased $1.0 million, or 2.4%, as compared to the three months ended March 31, 2007. The increase was primarily due to higher interest expense incurred within our Development Services segment, partially offset by lower interest expense associated with our Credit Agreement, largely due to a decline in interest rates.

        Our provision for income taxes on a consolidated basis was $6.5 million for the three months ended March 31, 2008 as compared to $10.0 million for the three months ended March 31, 2007. Our effective tax rate decreased to 24.0% for the three months ended March 31, 2008 from 45.5% for the three months ended March 31, 2007. The decrease in our provision for income taxes and effective tax rate was mainly attributable to a discrete tax benefit recognized in the current year with respect to a favorable tax ruling received in a foreign jurisdiction as well as the change in our mix of domestic and foreign earnings.

Segment Operations

        The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Americas
Revenue	$783,524	100.0%	$791,885	100.0%
Costs and expenses:
Cost of services	484,368	61.8	480,892	60.7
Operating, administrative and other	222,455	28.4	238,448	30.1
Depreciation and amortization	14,308	1.8	19,071	2.4
Merger-related charges	—	—	31,855	4.1

Operating income	$62,393	8.0%	$21,619	2.7%

EBITDA	$66,285	8.5%	$7,149	0.9%

EMEA
Revenue	$242,761	100.0%	$225,353	100.0%
Costs and expenses:
Cost of services	142,037	58.5	119,597	53.1
Operating, administrative and other	89,509	36.9	69,171	30.7
Depreciation and amortization	3,235	1.3	2,949	1.3

Operating income	$7,980	3.3%	$33,636	14.9%

EBITDA	$11,671	4.8%	$36,766	16.3%

Asia Pacific
Revenue	$137,432	100.0%	$94,002	100.0%
Costs and expenses:
Cost of services	78,041	56.8	49,184	52.3
Operating, administrative and other	45,321	33.0	33,450	35.6
Depreciation and amortization	1,753	1.2	1,432	1.5

Operating income	$12,317	9.0%	$9,936	10.6%

EBITDA	$13,682	10.0%	$9,498	10.1%

Global Investment Management
Revenue	$39,489	100.0%	$85,590	100.0%
Costs and expenses:
Operating, administrative and other	40,794	103.3	46,303	54.1
Depreciation and amortization	799	2.0	620	0.7

Operating (loss) income	$(2,104)	(5.3)%	$38,667	45.2%

EBITDA	$(1,375)	(3.5)%	$38,934	45.5%

Development Services
Revenue	$27,719	100.0%	$17,131	100.0%
Costs and expenses:
Operating, administrative and other	34,266	123.6	24,565	143.4
Depreciation and amortization	3,707	13.4	3,296	19.2

Operating loss	$(10,254)	(37.0)%	$(10,730)	(62.6)%

EBITDA	$(1,766)	(6.4)%	$(8,036)	(46.9)%

        EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs.

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

        Net interest expense has been expensed in the segment incurred. Provision (benefit) for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Americas
Net income (loss)	$14,955	$(23,418)
Add:
Depreciation and amortization	14,308	19,071
Interest expense	34,805	41,084
Royalty and management service income	(7,288)	—
Provision (benefit) for income taxes	11,164	(24,898)
Less:
Interest income	1,659	4,690

EBITDA	$66,285	$7,149

EMEA
Net income	$6,270	$24,326
Add:
Depreciation and amortization	3,235	2,949
Interest expense	358	79
Royalty and management service expense	4,276	—
(Benefit) provision for income taxes	(806)	15,153
Less:
Interest income	1,662	5,741

EBITDA	$11,671	$36,766

Asia Pacific
Net income	$3,831	$3,332
Add:
Depreciation and amortization	1,753	1,432
Interest expense	930	611
Royalty and management service expense	2,565	—
Provision for income taxes	4,986	4,215
Less:
Interest income	383	92

EBITDA	$13,682	$9,498

Global Investment Management
Net income	$2,203	$16,497
Add:
Depreciation and amortization	799	620
Interest expense	340	895
Royalty and management service expense	447	—
(Benefit) provision for income taxes	(4,918)	21,196
Less:
Interest income	246	274

EBITDA	$(1,375)	$38,934

Development Services
Net loss	$(6,805)	$(8,760)
Add:
Depreciation and amortization	3,707	3,296
Interest expense	6,572	4,025
Benefit for income taxes	(3,964)	(5,669)
Less:
Interest income	1,276	928

EBITDA	$(1,766)	$(8,036)

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Americas

        Revenue decreased by $8.4 million, or 1.1%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The continued growth of our outsourcing business as well as stronger leasing performance compared to the prior year quarter almost entirely mitigated the impact of lower sales transaction revenue and commercial mortgage brokerage activity brought about by the continued challenges in the credit markets. Foreign currency translation had an $8.8 million positive impact on total revenue during the three months ended March 31, 2008.

        Cost of services increased by $3.5 million, or 0.7%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to an increase in costs related to our outsourcing operations, partially offset by lower commission expense mainly resulting from the lower sales transaction revenue. Foreign currency translation had a $4.7 million negative impact on cost of services during the three months ended March 31, 2008. Cost of services as a percentage of revenue increased from 60.7% for the three months ended March 31, 2007 to 61.8% for the three months ended March 31, 2008, primarily due to the above mentioned increase in costs associated with our outsourcing operations as our business mix shifted more towards outsourcing services.

        Operating, administrative and other expenses decreased $16.0 million, or 6.7%, mainly driven by lower payroll-related costs, including bonuses. Foreign currency translation had a $3.5 million negative impact on total operating expenses during the three months ended March 31, 2008.

EMEA

        Revenue increased by $17.4 million, or 7.7%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This revenue increase reflects the diversification of our platform as lower sales transaction revenue was countered by improvements in other business lines in various countries, including the Netherlands, France, the United Kingdom and Russia. Foreign currency translation had a $15.5 million positive impact on total revenue during the three months ended March 31, 2008 due to the strength of the Euro and British pound sterling against the U.S. dollar.

        Cost of services increased $22.4 million, or 18.8%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Cost of services as a percentage of revenue increased from 53.1% for the three months ended March 31, 2007 to 58.5% for the three months ended March 31, 2008. These increases were mainly a result of higher producer compensation expense driven by investments in headcount and acquisitions as a result of our efforts to grow and diversify operations in this region. Foreign currency translation had a $9.2 million negative impact on cost of services during the three months ended March 31, 2008.

        Operating, administrative and other expenses increased by $20.3 million, or 29.4%, mainly due to increased costs attributable to investment in growth of the business, including the impact of in-fill acquisitions. Foreign currency translation had a $5.7 million negative impact on total operating expenses during the three months ended March 31, 2008.

Asia Pacific

        Revenue increased by $43.4 million, or 46.2%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This strong revenue increase was primarily driven by improved performance in Australia, China, Japan and Korea as well as contributions from our acquisition of a majority interest in CBRE India during the third quarter of 2007. Foreign currency translation had a $13.4 million positive impact on total revenue during the three months ended March 31, 2008.

        Cost of services increased by $28.9 million, or 58.7%, mainly due to increased producer compensation expense driven by increased headcount, largely due to acquisitions. Higher costs associated within our outsourcing operations also contributed to the increase. Foreign currency translation had a $7.3 million negative impact on cost of services for the three months ended March 31, 2008. Cost of services as a percentage of revenue increased from 52.3% for the three months ended March 31, 2007 to 56.8% for the three months ended March 31, 2008, primarily driven by the shift in our business mix more towards outsourcing services.

        Operating, administrative and other expenses increased by $11.9 million, or 35.5%, primarily due to an increase in costs attributable to investment in growth of the business, including the impact of in-fill acquisitions. Foreign currency translation had a $4.1 million negative impact on total operating expenses during the three months ended March 31, 2008.

Global Investment Management

        Revenue decreased by $46.1 million, or 53.9%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to a lack of carried interest revenue recognized in the current year quarter versus $46.4 million reported in the first three months of last year. Foreign currency translation had a $1.2 million positive impact on total revenue during the three months ended March 31, 2008.

        Operating, administrative and other expenses decreased by $5.5 million, or 11.9%, primarily due to lower carried interest incentive compensation expense of $11.4 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, partially offset by an increase in costs relative to investment in growth of the business. Foreign currency translation had an $0.8 million negative impact on total operating expenses during the three months ended March 31, 2008.

        During the three months ended March 31, 2008, we recorded a total of $5.3 million of incentive compensation expense, all relating to future periods' revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $5.3 million of incentive compensation expense accrued during the three months ended March 31, 2008.

        Total assets under management grew 11.6% from year-end 2007 to $42.2 billion at the end of the first quarter of 2008, reflecting strength in fundraising efforts and an active acquisition program.

Development Services

        Revenue increased by $10.6 million, or 61.8%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily driven by construction revenue.

        Operating, administrative and other expenses increased by $9.7 million, or 39.5%, primarily due to an increase in job construction costs, which correlated with the above mentioned revenue increase.

        Development projects in process as of March 31, 2008 totaled $6.3 billion, up 14.5% from year ago levels and down slightly from year-end 2007. The inventory of pipeline deals as of March 31, 2008 stood at $2.8 billion.

Liquidity and Capital Resources

        We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2008 are approximately $80.0 million of anticipated net capital expenditures. During the three months ended March 31, 2008, we funded approximately $9.0 million of these net capital expenditures. The capital expenditures for 2008 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

        In January 2007, we sold Trammell Crow Company's approximately 19% ownership interest in Savills plc at a net loss, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The pre-tax proceeds from the sale, net of selling costs, totaled approximately $311.0 million and were used to reduce net indebtedness.

        On November 7, 2007, we announced a share repurchase program of up to $500.0 million of our outstanding common stock, which was authorized by our board of directors. Subsequently, on November 28, 2007, we announced an expansion of our share repurchase program, in which our board of directors authorized the share repurchase of up to $635.0 million of our outstanding shares of common stock, which included the $500.0 million previously authorized. This share repurchase program was funded out of our cash flow from operations as well as our revolving credit facility and was completed in December 2007.

Historical Cash Flows

  Operating Activities

        Net cash used in operating activities totaled $316.9 million for the three months ended March 31, 2008 as compared to net cash provided by operating activities of $111.9 million the three months ended March 31, 2007. The sharp increase in cash used in operating activities during the three months ended March 31, 2008 versus the same period last year was primarily due to approximately $311.0 million in proceeds received upon the sale of the approximately 19% ownership in Savills plc, a real estate services company based in the United Kingdom held by Trammell Crow Company, during the three months ended March 31, 2007. Also contributing to the increase were higher bonus payments made in the current year.

  Investing Activities

        Net cash used in investing activities totaled $165.9 million for the three months ended March 31, 2008, an increase of $85.7 million as compared to the three months ended March 31, 2007. The increase was primarily driven by the use of cash for in-fill acquisitions in the current year.

  Financing Activities

        Net cash provided by financing activities totaled $439.3 million for the three months ended March 31, 2008, an increase of $370.7 million as compared to the three months ended March 31, 2007. The increase was primarily driven by $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our Credit Agreement. Also contributing to the increase were higher net borrowings under our revolving credit facility in the current year as well as increased activities within our Development Services segment, including higher net proceeds received from notes payable on real estate and increased short-term borrowings related to a revolving line of credit.

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

        Since 2001, we have maintained a credit agreement with Credit Suisse, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On December 20, 2006, we entered into an amendment and restatement to our credit agreement (the Credit Agreement) to, among other things, allow the consummation of the Trammell Crow Company Acquisition and the incurrence of senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion. On March 27, 2008, we exercised the accordion provision of the Credit Agreement, which added an additional $300.0 million term loan.

        Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2009 (previously set to commence on March 31, 2008, but adjusted as a result of our prepayment of all of the 2008 required payments in 2007) through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million beginning March 31, 2007 through September 30, 2013, with the balance payable on December 20, 2013 and (4) a $300.0 million tranche A-1 term loan facility, requiring quarterly principal payments of $0.75 million beginning June 30, 2008 through September 30, 2013, with the balance payable on December 20, 2013. The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement.

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2008 and December 31, 2007, we had $311.2 million and $227.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.6% and 7.4%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2008, letters of credit totaling $11.5 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. Borrowings under the tranche A-1 term loan facility bear interest based at our option, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of March 31, 2008 and December 31, 2007, the tranche A term loan facility bore interest at a rate of 3.5% and 5.7%, respectively, while the tranche B term loan facility bore interest at a rate of 4.0% and 6.4%, respectively. As of March 31, 2008, the tranche A-1 term loan facility bore interest at a rate of 6.2%. As of March 31, 2008 and December 31, 2007, we had $827.0 million of tranche A term loan facility principal outstanding and $957.3 million and $960.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of March 31, 2008, we had $300.0 million of tranche A-1 term loan facility principal outstanding, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations for the three months ended March 31, 2007. There was no hedge ineffectiveness for the three months ended March 31, 2008 or for the period from March 20, 2007 through March 31, 2007. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million. As of March 31, 2008 and December 31, 2007, the fair value of the interest rate swap agreements was reflected as a $33.4 million liability and a $17.1 million liability, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

        From time to time, Moody's Investor Service and Standard & Poor's Ratings Service rate our senior debt. During the first quarter of 2008, in connection with our recent syndication of the additional $300.0 million term loan under our Credit Agreement, both Moody's and Standard & Poor's affirmed our senior debt ratings with a stable outlook. Neither the Moody's nor the Standard & Poor's ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such current or future borrowings.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% and the original termination date of the note, which was December 3, 2007, was extended to September 1, 2008 through a written amendment. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On August 1, 2007, we entered into a $4.0 million revolving note with LaSalle Bank for the purpose of purchasing LaSalle Bank commercial paper or A1/P1 prime commercial paper (as defined in the revolving note). The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by LaSalle Bank and will be used and applied solely to purchase commercial paper. Borrowings under the revolving note bear interest at 0.25% with a maturity date of August 1, 2008. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under this revolving note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Bank of America and will be used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0% with a maturity date of February 28, 2009. As of March 31, 2008, there were no amounts outstanding under this revolving note.

        Our wholly-owned subsidiary, CBRE Melody, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, and Bank of America, or BofA, for the purpose of funding mortgage loans that will be resold and a funding arrangement with Red Mortgage Capital Inc., or Red Capital, for the purpose of funding originations of multi-family property mortgage loans. Additionally, CBRE Melody previously had a credit agreement with Washington Mutual Bank, FA, or WaMu, for the purpose of funding mortgage loans that would be resold, which was terminated by WaMu on January 28, 2008.

        On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provided for a $250.0 million senior secured revolving line of credit and bore interest at the daily Chase London LIBOR rate plus 0.75%. On September 13, 2007, CBRE Melody entered into an amendment to their secured credit agreement with JP Morgan, which increased the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%. On November 30, 2007, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 31, 2008. This amendment also changed the interest rate to Chase London LIBOR plus 1.00% on amounts outstanding aggregating $250.0 million or less and Chase London LIBOR plus 1.10% on outstanding amounts in excess of $250.0 million. On April 16, 2008, CBRE Melody entered into an amendment to its secured credit agreement with JP Morgan, which reduced the senior secured revolving line of credit from $350.0 million to $210.0 million with borrowings up to $150.0 million bearing interest at LIBOR plus 1.00% and borrowings in excess of $150.0 million up to $210.0 million bearing interest at LIBOR plus 1.10%.

        Effective July 1, 2006, CBRE Melody entered into a $200.0 million multi-family mortgage loan repurchase agreement, or Repo Agreement, with WaMu. Under the Repo Agreement, CBRE Melody originated multi-family loans and sold such loans to one or more investors, including Fannie Mae, Freddie Mac, Ginnie Mae or any of several private institutional investors. WaMu agreed to purchase certain qualifying mortgage loans after such loans had been originated, but prior to sale to one of the aforementioned investors, on a servicing retained basis, subject to CBRE Melody's obligation to repurchase the mortgage loan. Effective August 20, 2007, CBRE Melody entered into a first amendment to the Repo Agreement with WaMu. This amendment provided for, among other things, a change in interest rate from one-month LIBOR, set daily plus 0.75% to one-month LIBOR, set daily plus 0.70%. The Repo Agreement was to continue indefinitely unless or until thirty days written notice was delivered, prior to the termination date, by either CBRE Melody or WaMu. The Repo Agreement was terminated by WaMu effective January 28, 2008.

        In February 2008, CBRE Melody established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. Each funding is separately approved on a transaction-by-transaction basis where Red Capital commits to purchase a 100% participation interest in qualifying mortgage loans that are subject to a rate-lock commitment from Freddie Mac or Fannie Mae. Under the arrangement, a participation is funded when a mortgage loan is originated, on a servicing retained basis, subject to CBRE Melody's obligation to repurchase the participation interest upon ultimate sale of the mortgage loan to Freddie Mac or Fannie Mae.

        During the three months ended March 31, 2008, we had a maximum of $255.8 million of warehouse lines of credit principal outstanding. As of March 31, 2008 and December 31, 2007, we had $244.2 million and $255.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $244.2 million and $255.8 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2008 and December 31, 2007, respectively, and which are also included in the accompanying consolidated balance sheets.

        On April 16, 2008, CBRE Melody entered into a secured credit agreement with Bank of America to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one month LIBOR rate plus 1.00% and expires on April 15, 2009.

        On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. Effective May 1, 2007, CBRE Melody executed an amendment, which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. On November 30, 2007, CBRE Melody executed an amendment which further extended the maturity date to May 31, 2008. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of March 31, 2008 and December 31, 2007, there were $54.6 million and $42.6 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have final maturity dates of June 30, 2008 and June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $10.9 million and $11.2 million as of March 31, 2008 and December 31, 2007, respectively.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of March 31, 2008 and December 31, 2007, $1.9 million of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under this facility.

  Deferred Compensation Plan Obligations

        We have three deferred compensation plans, or DCPs. The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The Trammell Crow Company DCP, which was assumed by us in connection with the Trammell Crow Company Acquisition, was merged into the Post-August 2004 DCP effective January 1, 2008. The third, which we refer to as the Restoration Plan and was assumed by us in connection with our acquisition of Insignia, has been frozen and is no longer accepting deferrals. Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant's employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if in-service distributions are greater than we expect or participants leave our employment sooner than we expect. The deferred compensation liabilities in the accompanying consolidated balance sheets was $287.7 million and $290.6 million at March 31, 2008 and December 31, 2007, respectively.

  Pension Liability

        Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During the third quarter of 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The pension liability in the accompanying consolidated balance sheets was $33.6 million and $34.2 million at March 31, 2008 and December 31, 2007, respectively.

        We expect to contribute a total of $4.7 million to fund our pension plans for the year ending December 31, 2008, of which $1.1 million was funded as of March 31, 2008.

  Other Obligations and Commitments

        We had outstanding letters of credit totaling $16.3 million as of March 31, 2008, excluding letters of credit for which we have outstanding liabilities already accrued on our balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through March 2009.

        We had guarantees totaling $7.1 million as of March 31, 2008, excluding guarantees related to consolidated indebtedness and operating leases. These guarantees primarily include debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through December 2009. The other guarantees will expire at the end of each of the respective management agreements.

        In addition, as of March 31, 2008, we have numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2008, we had committed $84.4 million to fund future co-investments, of which $41.1 million is expected to be funded during 2008. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

        Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2008, we had committed to fund $7.5 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer's fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards for a parent company's noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial position and results of operations.

        In February 2008, the FASB issued FASB Staff Position, or FSP, 157-2, "Effective Date of SFAS No. 157." FSP 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements," for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no significant impact to our consolidated financial position and results of operations. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133." SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial position and results of operations.

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

        The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

  •
  changes in general economic and business conditions, particularly in geographies where our business may be concentrated, including interest rate increases, the cost and availability of capital for investment in real estate, clients' willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets;

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

  •
  the ability of our Global Investment Management segment to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2007. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

        During the three months ended March 31, 2008, approximately 37.5% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

        On December 20, 2007, we entered into a foreign currency exchange forward contract with a notional amount of 46.0 million British pounds sterling, which expires on October 31, 2008, in order to hedge an inter-company loan. On February 28, 2008, we entered into three option agreements to sell notional amounts of 14.0 million of Euros, 11.5 million of Euros and 37.7 million of Euros, which expire on June 26, 2008, September 26, 2008 and December 26, 2008, respectively. Included in the accompanying consolidated statements of operations were charges of $8.3 million for the three months ended March 31, 2008, resulting from net losses on foreign currency exchange forward and option contracts.

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

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations for the three months ended March 31, 2007. There was no hedge ineffectiveness for the three months ended March 31, 2008. On March 20, 2008, the notional amount of these swap agreements was reduced to $950.0 million. As of March 31, 2008, the fair value of these interest rate swap agreements was reflected as a $33.4 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

        We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 43 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at March 31, 2008, the net impact would be a decrease of $2.9 million on pre-tax income and cash provided by operating activities for the three months ended March 31, 2008.

        We also have $519.6 million of notes payable on real estate as of March 31, 2008. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $5.2 million. From time to time, we enter into interest rate cap agreements in order to limit our interest expense related to our notes payable on real estate. These interest rate cap agreements are not designated as effective hedges under SFAS No. 133 and are therefore marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate cap agreements for the three months ended March 31, 2008.

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

        No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the annual period ended December 31, 2007.

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
11	Statement concerning Computation of Per Share Earnings (filed as Note 12 of the Consolidated Financial Statements)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.
Date: May 12, 2008	/s/ KENNETH J. KAY Kenneth J. Kay Chief Financial Officer (principal financial officer)
Date: May 12, 2008	/s/ GIL BOROK Gil Borok Chief Accounting Officer (principal accounting officer)