Form 10-Q
period 2008-06-30
CB RICHARD ELLIS GROUP INC
filed 2008-08-08
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

        The number of shares of Class A common stock outstanding at July 31, 2008 was 202,353,127.

FORM 10-Q

June 30, 2008

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$250,518	$342,874
Restricted cash	24,474	44,438
Receivables, less allowance for doubtful accounts of $43,816 and $34,748 at June 30, 2008 and December 31, 2007, respectively	940,900	1,081,653
Warehouse receivables	183,295	255,777
Prepaid expenses	97,172	80,592
Deferred tax assets, net	239,819	191,984
Real estate under development	165,957	127,602
Real estate and other assets held for sale	224,004	158,828
Other current assets	92,830	84,997

Total Current Assets	2,218,969	2,368,745
Property and equipment, net	229,661	216,214
Goodwill	2,351,646	2,174,710
Other intangible assets, net of accumulated amortization of $117,313 and $105,438 at June 30, 2008 and December 31, 2007, respectively	401,770	404,104
Deferred compensation assets	267,538	264,190
Investments in unconsolidated subsidiaries	214,606	236,892
Deferred tax assets, net	17,816	17,932
Real estate under development	154,479	138,643
Real estate held for investment	419,612	271,959
Available for sale securities	30,234	30,314
Other assets, net	133,174	118,870

Total Assets	$6,439,505	$6,242,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$479,740	$492,282
Deferred purchase consideration	4,314	4,528
Compensation and employee benefits payable	304,922	319,808
Accrued bonus and profit sharing	328,176	727,460
Income taxes payable	—	50,658
Short-term borrowings:
Revolving credit facility	404,730	227,065
Warehouse lines of credit	183,295	255,777
Other	58,124	55,838

Total short-term borrowings	646,149	538,680
Current maturities of long-term debt	112,490	11,374
Notes payable on real estate	186,785	142,534
Liabilities related to real estate and other assets held for sale	195,200	125,824
Other current liabilities	23,209	23,802

Total Current Liabilities	2,280,985	2,436,950
Long-Term Debt:
Senior secured term loans	1,969,500	1,776,000
Other long-term debt	1,816	1,352

Total Long-Term Debt	1,971,316	1,777,352
Deferred compensation liabilities	267,275	278,266
Pension liability	33,706	34,163
Non-current tax liabilities	85,476	81,847
Notes payable on real estate	305,991	205,916
Other liabilities	161,721	175,923

Total Liabilities	5,106,470	4,990,417
Commitments and contingencies	—	—
Minority interest	266,467	263,613
Stockholders' Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 202,253,595 and 201,594,592 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,023	2,016
Additional paid-in capital	60,791	40,559
Notes receivable from sale of stock	—	(60)
Accumulated earnings	1,000,547	963,530
Accumulated other comprehensive income (loss)	3,207	(17,502)

Total Stockholders' Equity	1,066,568	988,543

Total Liabilities and Stockholders' Equity	$6,439,505	$6,242,573

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$1,314,873	$1,490,363	$2,545,798	$2,704,324
Costs and expenses:
Cost of services	737,205	791,605	1,441,651	1,441,278
Operating, administrative and other	468,839	469,754	901,184	881,691
Depreciation and amortization	25,022	27,511	48,824	54,879
Merger-related charges	—	2,877	—	34,732

Total costs and expenses	1,231,066	1,291,747	2,391,659	2,412,580
Gain on disposition of real estate	4,042	—	4,042	—

Operating income	87,849	198,616	158,181	291,744
Equity (loss) income from unconsolidated subsidiaries	(11,752)	25,915	(22,514)	30,164
Minority interest (income) expense	(2,482)	(165)	(7,607)	2,735
Other loss	4,607	—	4,607	37,534
Interest income	4,481	5,972	9,707	12,985
Interest expense	41,560	42,173	84,565	84,155

Income before provision for income taxes	36,893	188,495	63,809	210,469
Provision for income taxes	20,330	47,360	26,792	57,357

Net income	$16,563	$141,135	$37,017	$153,112

Basic income per share	$0.08	$0.61	$0.18	$0.67

Weighted average shares outstanding for basic income per share	203,435,495	230,543,095	203,273,086	230,105,706

Diluted income per share	$0.08	$0.59	$0.18	$0.65

Weighted average shares outstanding for diluted income per share	208,388,563	237,475,584	208,059,701	237,206,344

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,017	$153,112
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	48,824	54,879
Amortization and write-off of deferred financing costs	6,853	3,744
Write-down of impaired investments	4,607	—
Gain on sale of servicing rights and other assets	(3,027)	(2,030)
Loss on trading securities	—	33,654
Loss on interest rate swaps	—	3,880
Equity loss (income) from unconsolidated subsidiaries	22,514	(30,164)
In-kind distributions from unconsolidated subsidiaries	—	(2,710)
Minority interest (income) expense	(7,607)	2,735
Provision for doubtful accounts	7,813	8,070
Deferred income taxes	(652)	658
Compensation expense and merger-related expense related to stock options and stock awards	13,379	22,593
Incremental tax benefit from stock options exercised	(3,989)	(15,111)
Deferred compensation deferrals	17,937	22,043
Distribution of earnings from unconsolidated subsidiaries	14,737	29,968
Tenant concessions received	7,369	4,989
Proceeds from sale of trading securities	—	320,047
Decrease (increase) in receivables	157,146	(7,401)
Decrease (increase) in deferred compensation assets	20	(37,938)
(Increase) decrease in prepaid expenses and other assets	(78,728)	4,321
Increase in real estate held for sale and under development	(76,395)	(107,435)
Increase (decrease) in accounts payable and accrued expenses	38,317	(106,399)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(460,155)	(160,559)
Decrease in income taxes payable	(98,207)	(30,988)
Decrease in other liabilities	(27,435)	(1,634)
Other operating activities, net	(405)	598

Net cash (used in) provided by operating activities	(380,067)	162,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,863)	(26,992)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(159,332)	(36,995)
Cash paid for acquisition of Trammell Crow Company	—	(124,732)
Contributions to unconsolidated subsidiaries	(30,065)	(44,016)
Distributions from unconsolidated subsidiaries	17,979	29,262
Proceeds from the sale of servicing rights and other assets	1,837	18,851
Additions to real estate held for investment	(153,191)	(73,454)
Decrease in restricted cash	19,781	135,404
Other investing activities, net	(139)	14,129

Net cash used in investing activities	(329,993)	(108,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	300,000	—
Repayment of senior secured term loans	(6,250)	(130,500)
Proceeds from revolving credit facility	1,252,981	73,186
Repayment of revolving credit facility	(1,077,969)	(34,638)
Repayment of 9 3/4% senior notes	—	(3,310)
Proceeds from notes payable on real estate held for investment	52,806	63,835
Repayment of notes payable on real estate held for investment	—	(8,147)
Proceeds from notes payable on real estate held for sale and under development	127,341	88,079
Repayment of notes payable on real estate held for sale and under development	(54,293)	(45,110)
Proceeds from short-term borrowings and other loans, net	1,260	38,988
Proceeds from exercise of stock options	2,877	8,160
Incremental tax benefit from stock options exercised	3,989	15,111
Minority interest contributions	32,938	93,212
Minority interest distributions	(21,415)	(18,559)
Payment of deferred financing fees	(7,262)	(2,449)
Other financing activities, net	(657)	(551)

Net cash provided by financing activities	606,346	137,307
Effect of currency exchange rate changes on cash and cash equivalents	11,358	2,006

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(92,356)	193,692
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	342,874	244,476

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$250,518	$438,168

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$64,578	$78,203

Income taxes, net of refunds	$124,935	$88,822

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

2.    Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant inter-company transactions and balances have been eliminated. Certain reclassifications, which do not have an effect on net income or equity, have been made to the 2007 financial statements to conform with the 2008 presentation. For the six months ended June 30, 2007, a net increase of $43.0 million in notes payable on real estate held for sale and under development was reclassified from net cash provided by operating activities to net cash provided by financing activities to conform with the 2008 presentation. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2008. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2007.

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Certain provisions of SFAS No. 150 would have required us to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of SFAS No. 150 with respect to these non-controlling interests. As of June 30, 2008 and December 31, 2007, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $185.7 million and $172.9 million, respectively, as compared to the carrying value of $179.3 million and $170.0 million, respectively, which is included in minority interest in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.    Restricted Cash

        Included in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 is restricted cash of $24.5 million and $44.4 million, respectively. The balances primarily include escrow accounts held in our Development Services segment, restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition, escrow accounts related to other strategic in-fill acquisitions and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.). The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered.

4.    Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2008 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance at January 1, 2008	$1,621,145	$345,710	$82,961	$38,231	$86,663	$2,174,710
Purchase accounting related to acquisitions	22,428	128,887	4,877	6,311	—	162,503
Foreign exchange movement	(501)	9,144	5,753	37	—	14,433

Balance at June 30, 2008	$1,643,072	$483,741	$93,591	$44,579	$86,663	$2,351,646

        Other intangible assets totaled $401.8 million and $404.1 million, net of accumulated amortization of $117.3 million and $105.4 million, as of June 30, 2008 and December 31, 2007, respectively, and are comprised of the following (dollars in thousands):

	As of June 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	103,826		103,826

	$167,526		$167,526

Amortizable intangible assets
Customer relationships	$229,559	$(19,071)	$225,400	$(12,472)
Backlog and incentive fees	50,238	(50,238)	48,761	(48,761)
Management contracts	29,296	(26,407)	29,219	(25,078)
Loan servicing rights	26,710	(12,361)	24,115	(11,126)
Other	15,754	(9,236)	14,521	(8,001)

	$351,557	$(117,313)	$342,016	$(105,438)

Total intangible assets	$519,083	$(117,313)	$509,542	$(105,438)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Customer relationships primarily represent intangible assets identified in the Trammell Crow Company Acquisition relating to existing relationships primarily in Trammell Crow Company's brokerage, property management, project management and facilities management lines of business. These intangible assets are being amortized over useful lives of up to 20 years.

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

        Amortization expense related to intangible assets was $6.3 million and $11.5 million for the three months ended June 30, 2008 and 2007, respectively, and $10.8 million and $23.8 million for the six months ended June 30, 2008 and 2007, respectively. The estimated annual amortization expense for each of the years ending December 31, 2008 through December 31, 2012 approximates $19.7 million, $16.8 million, $16.5 million, $15.3 million and $12.6 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.    Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Development Services:
Revenue	$13,583	$15,506	$22,131	$27,105
Operating income	$26,250	$27,990	$28,860	$31,339
Net income	$21,928	$23,008	$20,951	$21,713
Global Investment Management and Other:
Revenue	$185,612	$163,624	$370,572	$442,925
Operating (loss) income	$(101,653)	$11,422	$14,914	$62,258
Net (loss) income	$(38,689)	$9,759	$35,873	$54,681
Total:
Revenue	$199,195	$179,130	$392,703	$470,030
Operating (loss) income	$(75,403)	$39,412	$43,774	$93,597
Net (loss) income	$(16,761)	$32,767	$56,824	$76,394

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

        During the six months ended June 30, 2008, we recorded a $10.6 million write-down of our investment in CBRE Realty Finance and during the three months ended June 30, 2008, we recorded a $7.3 million write-down of our investment in CBRE Property Trust, both attributable to a decline in value. These charges are included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations. The fair value measurement utilized for CBRE Realty Finance was the stock price quoted on the New York Stock Exchange, which falls within Level 1 of the fair value hierarchy under SFAS No. 157, "Fair Value Measurements." The fair value measurement employed for CBRE Property Trust was an asset valuation based on observable market data, which falls within Level 2 of the fair value hierarchy under SFAS No. 157.

6.    Real Estate and Other Assets Held for Sale and Related Liabilities

        Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the "held for sale" criteria of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets. In accordance with SFAS No. 144, certain assets

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.    Real Estate and Other Assets Held for Sale and Related Liabilities (Continued)

classified as held for sale at June 30, 2008, or sold in the three months ended June 30, 2008, that were not classified as held for sale at December 31, 2007, were reclassified to real estate and other assets held for sale in the accompanying consolidated balance sheets as of December 31, 2007.

        Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Assets:
Real estate held for sale (see Note 7)	$162,485	$148,036
Restricted cash	51,490	—
Other current assets	4,035	4,400
Other assets	5,994	6,392

Total real estate and other assets held for sale	224,004	158,828
Liabilities:
Accrued expenses	14,253	7,090
Notes payable on real estate held for sale (see Note 8)	93,625	117,582
Other current liabilities	86,845	654
Other liabilities	477	498

Total liabilities related to real estate and other assets held for sale	195,200	125,824

Net real estate and other assets held for sale	$28,804	$33,004

7.    Real Estate

        We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. The majority of our real estate is included in our Development Services segment (see Note 20). Real estate owned by us consisted of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
Real estate under development (current)	$165,957	$127,602
Real estate included in assets held for sale (see Note 6)	162,485	148,036
Real estate under development (non-current)	154,479	138,643
Real estate held for investment (1)	419,612	271,959

Total real estate (2)	$902,533	$686,240

(1)
Net of accumulated depreciation of $6.7 million and $2.9 million at June 30, 2008 and December 31, 2007, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.    Real Estate (Continued)

(2)
Includes balances for lease intangibles and tenant origination costs of $8.1 million and $8.5 million, respectively, at June 30, 2008 and $5.4 million and $3.7 million, respectively, at December 31, 2007. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs.

8.    Notes Payable on Real Estate

        We had loans secured by real estate, which consisted of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
Current portion of notes payable on real estate	$186,785	$142,534
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	93,625	117,582

Total notes payable on real estate, current portion	280,410	260,116
Notes payable on real estate, non-current portion	305,991	205,916

Total notes payable on real estate	$586,401	$466,032

        At June 30, 2008, $2.0 million of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

        We have a participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on reaching various internal rates of return. The amount of the participating liability was $2.1 million at both June 30, 2008 and December 31, 2007.

9.    Debt

        We had short-term borrowings of $646.1 million and $538.7 million with related average interest rates of 4.1% and 6.4% as of June 30, 2008 and December 31, 2007, respectively.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Debt (Continued)

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

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2008 and December 31, 2007, we had $404.7 million and $227.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.5% and 7.4%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2008, letters of credit totaling $17.5 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. Borrowings under the tranche A-1 term loan facility bear interest based at our option, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of June 30, 2008 and December 31, 2007, the tranche A term loan facility bore interest at a rate of 3.5% and 5.7%, respectively, while the tranche B term loan facility bore interest at a rate of 4.0% and 6.4%, respectively. As of June 30, 2008, the tranche A-1 term loan facility bore interest at a rate of 6.0%. As of June 30, 2008 and December 31, 2007, we had $827.0 million of tranche A term loan facility principal outstanding and $954.5 million and $960.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Debt (Continued)

As of June 30, 2008, we had $299.3 million of tranche A-1 term loan facility principal outstanding, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the six months ended June 30, 2008 or for the period from March 20, 2007 through June 30, 2007. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million. As of June 30, 2008 and December 31, 2007, the fair value of the interest rate swap agreements was reflected as an $18.3 million liability and a $17.1 million liability, respectively, and was included in other current liabilities in the accompanying consolidated balance sheets.

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

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% and the original termination date of the note, which was December 3, 2007, was extended to September 1, 2008 through a written amendment. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On August 1, 2007, we entered into a $4.0 million revolving note with LaSalle Bank, which was subsequently acquired by Bank of America (BofA), for the purpose of purchasing LaSalle Bank commercial paper or A1/P1 prime commercial paper (as defined in the revolving note). The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by LaSalle Bank and will be used and applied solely to purchase commercial paper.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Debt (Continued)

Borrowings under the revolving note bear interest at 0.25% with a maturity date of August 1, 2008. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with BofA for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by BofA and will be used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0% with a maturity date of February 28, 2009. As of June 30, 2008, there were no amounts outstanding under this revolving note.

        Our wholly-owned subsidiary, CBRE Melody, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan) and BofA for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Red Mortgage Capital Inc. (Red Capital) for the purpose of funding originations of multi-family property mortgage loans. Additionally, CBRE Melody previously had a credit agreement with Washington Mutual Bank, FA (WaMu) for the purpose of funding mortgage loans that would be resold, which was terminated by WaMu on January 28, 2008.

        On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provided for a $250.0 million senior secured revolving line of credit and bore interest at the daily Chase London LIBOR rate plus 0.75%. On September 13, 2007, CBRE Melody entered into an amendment to their secured credit agreement with JP Morgan, which increased the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%. On November 30, 2007, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 31, 2008. This amendment also changed the interest rate to Chase London LIBOR plus 1.00% on amounts outstanding aggregating $250.0 million or less and Chase London LIBOR plus 1.10% on outstanding amounts in excess of $250.0 million. On April 16, 2008, CBRE Melody entered into an amendment which reduced the senior secured revolving line of credit from $350.0 million to $210.0 million, with borrowings up to $150.0 million bearing interest at LIBOR plus 1.00% and borrowings in excess of $150.0 million up to $210.0 million bearing interest at LIBOR plus 1.10%. On May 31, 2008, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 30, 2009.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Debt (Continued)

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

        On April 16, 2008, CBRE Melody entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR rate plus 1.00% and expires on April 15, 2009.

        During the six months ended June 30, 2008, we had a maximum of $307.9 million of warehouse lines of credit principal outstanding. As of June 30, 2008 and December 31, 2007, we had $183.3 million and $255.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $183.3 million and $255.8 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2008 and December 31, 2007, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. Effective May 1, 2007, CBRE Melody executed an amendment which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. On November 30, 2007, CBRE Melody executed an amendment which further extended the maturity date to May 31, 2008. On May 31, 2008, CBRE Melody executed an amendment which further extended the maturity date to May 30, 2009. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Debt (Continued)

facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of June 30, 2008 and December 31, 2007, there was $46.5 million and $42.6 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have a final maturity date of June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $9.0 million and $11.2 million as of June 30, 2008 and December 31, 2007, respectively.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2008 and December 31, 2007, $1.6 million and $1.9 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In February 2008, in connection with the purchase of Paul Gee & Co. in Scotland, we issued loan notes that are payable to the sellers. The notes can be redeemed by the sellers at any time after August 1, 2008 through June 30, 2011 and bear interest at 5%. The amount of Paul Gee acquisition loan notes included in short-term borrowings in the accompanying consolidated balance sheets was $1.0 million at June 30, 2008.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under this facility.

10. Commitments and Contingencies

        We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

        We had outstanding letters of credit totaling $21.7 million as of June 30, 2008, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Commitments and Contingencies (Continued)

our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through July 2009.

        We had guarantees totaling $38.4 million as of June 30, 2008, excluding guarantees related to consolidated indebtedness, pension liability and operating leases. These guarantees primarily consisted of a $29.8 million guarantee of pension related obligations and liabilities related to one of our defined benefit pension plans in the U.K. The remaining guarantees primarily included debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through December 2009. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of June 30, 2008, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2008, we had committed $72.5 million to fund future co-investments.

        Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2008, we had committed to fund $19.3 million of additional capital to these unconsolidated subsidiaries.

11. Stock-Based Compensation

  Stock Incentive Plans

        2001 Stock Incentive Plan.    Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Stock-Based Compensation (Continued)

incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of June 30, 2008, outstanding stock options granted under the 2001 stock incentive plan to acquire 5,327,484 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

         Second Amended and Restated 2004 Stock Incentive Plan.    Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, was amended and restated on April 14, 2005, was amended on September 6, 2006 and June 1, 2007, and was amended and restated again on June 2, 2008. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan, which increased by 10,000,000 shares to a total of 30,785,218 shares with our most recent amendment and restatement. For awards granted prior to June 2, 2008 under this plan, this share reserve was reduced by one share upon grant of an option or stock appreciation right, and was reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. For awards granted on or after June 2, 2008 under this plan, this share reserve is reduced by one share upon grant of all awards. In addition, full value awards, i.e. awards other than stock options and stock appreciation rights, are limited to no more than 75% of the total share reserve. Awards that expire, terminate or lapse will again be available for grant under this plan. Prior to June 2, 2008, pursuant to the terms of our original 2004 stock incentive plan, no employee was eligible to be granted options or stock appreciation rights covering more than 6,235,566 shares during any calendar year. This limitation was subject to a policy adopted by our board of directors, which states that no person is eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 2,078,523 shares during any calendar year or to be granted any other form of stock award covering more than 1,039,260 shares during any calendar year. Effective June 2, 2008, no person is eligible to be granted awards in the aggregate covering more than 2,000,000 shares during any calendar year. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors may adjust outstanding awards to preserve the awards' benefits or potential benefits.

        As of June 30, 2008, 6,282,792 shares were subject to options issued under our 2004 stock incentive plan and 14,279,958 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during the six months ended June 30, 2008 have an exercise price of $22.00, which vest and are exercisable in equal quarterly increments over three years from the date of grant.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Stock-Based Compensation (Continued)

        A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,566,895	$9.38
Exercised	(672,742)	4.28
Granted	22,720	22.00
Forfeited	(301,077)	15.50
Expired	(5,520)	23.46

Outstanding at June 30, 2008	11,610,276	$9.49

Vested and expected to vest at June 30, 2008 (1)	11,469,596	$9.49

Exercisable at June 30, 2008	6,782,714	$5.67

    (1)
    The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

        Options outstanding at June 30, 2008 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	5,327,484	4.6	$1.92		4,204,890	$1.92
$6.33 - $7.46	2,071,406	1.3	7.44		1,376,906	7.43
$11.10 - $15.43	2,215,718	4.1	15.18		967,834	15.04
$22.00 - $25.67	878,114	5.2	23.51		223,478	23.55
$27.19 - $37.43	1,117,554	6.2	27.36		9,606	35.49

	11,610,276	4.1	$9.49	$125,313,664	6,782,714	$5.67	$92,879,404

        At June 30, 2008, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $124.4 million and 4.1 years, respectively.

        In accordance with SFAS No. 123 (Revised), "Share Based Payment," we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

        The total estimated grant date fair value of stock options that vested during the six months ended June 30, 2008 was $0.4 million. The weighted average fair value of options granted by us was $9.56 and $16.43 for the three months ended June 30, 2008 and 2007, respectively, and $9.56 and $15.69 for the six months ended June 30, 2008 and 2007, respectively. The fair value of each option grant is estimated

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Stock-Based Compensation (Continued)

on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.93%	4.92%	2.93%	4.68%
Expected volatility	44.52%	40.00%	44.52%	40.00%
Expected life	5 years	5 years	5 years	5 years

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

        Total compensation expense related to stock options was $2.5 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively, and $5.3 million and $4.3 million for the six months ended June 30, 2008 and 2007, respectively. In addition, during the three and six months ended June 30, 2007, we incurred $0.2 million and $9.8 million, respectively, of expense resulting from the acceleration of vesting of stock options in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options was approximately $20.4 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

        The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $10.7 million and $46.8 million, respectively. We recorded cash received from stock option exercises of $2.9 million and $8.2 million and related tax benefits of $4.0 million and $15.1 million during the six months ended June 30, 2008 and 2007, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

        We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the six months ended June 30, 2008, we granted non-vested stock awards of 15,900 shares, which vest in three years from the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Stock-Based Compensation (Continued)

date of grant. During the six months ended June 30, 2007, we granted non-vested stock awards of 74,415 shares, of which 57,902 shares were restricted stock awards which immediately vested at the date of grant, with the remaining shares vesting either in three years from the date of grant or in equal annual increments over four years from the date of grant. In addition, we granted 529,907 and 290,497 of non-vested stock units to certain of our employees during the six months ended June 30, 2008 and 2007, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Market Value Per Share
Balance at December 31, 2007	2,493,581	$26.52
Granted	545,807	19.18
Vested	(13,671)	15.81
Forfeited	(106,718)	26.27

Balance at June 30, 2008	2,918,999	$25.21

        Total compensation expense related to non-vested stock awards was $3.9 million and $8.1 million, respectively, for the three and six months ended June 30, 2008. Total compensation expense was $2.8 million and $7.5 million, respectively, for the three and six months ended June 30, 2007. This includes $2.0 million of compensation expense related to the 57,902 shares of restricted stock, which immediately vested at the date of grant during the six months ended June 30, 2007. In addition, during the three and six months ended June 30, 2007, we incurred $0.1 million and $1.0 million, respectively, of expense resulting from the acceleration of vesting of non-vested stock awards in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $58.7 million, which is expected to be recognized over a weighted average period of approximately 4.8 years.

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

	Three Months Ended June 30,
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$16,563	203,435,495	$0.08	$141,135	230,543,095	$0.61

Diluted earnings per share:
Net income applicable to common stockholders	$16,563	203,435,495		$141,135	230,543,095
Dilutive effect of contingently issuable shares	—	356,170		—	636,270
Dilutive effect of stock options	—	4,596,898		—	6,296,219

Net income applicable to common stockholders	$16,563	208,388,563	$0.08	$141,135	237,475,584	$0.59

	Six Months Ended June 30,
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$37,017	203,273,086	$0.18	$153,112	230,105,706	$0.67

Diluted earnings per share:
Net income applicable to common stockholders	$37,017	203,273,086		$153,112	230,105,706
Dilutive effect of contingently issuable shares	—	247,266		—	591,028
Dilutive effect of stock options	—	4,539,349		—	6,509,610

Net income applicable to common stockholders	$37,017	208,059,701	$0.18	$153,112	237,206,344	$0.65

        For the three and six months ended June 30, 2008, options to purchase 1,975,288 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. There were 35,970 anti-dilutive shares for the three and six months ended June 30, 2007.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Comprehensive Income

        Comprehensive income consists of net income and other comprehensive income. In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments, unrealized gains on interest rate swaps and interest rate caps, unrealized holding gains (losses) on available for sale securities and pension adjustments. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

        The following table provides a summary of comprehensive income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$16,563	$141,135	$37,017	$153,112
Other comprehensive income:
Foreign currency translation gains and other	2,998	5,825	18,832	8,055
Unrealized gains on interest rate swaps and interest rate caps, net	16,960	8,021	1,329	8,286
Unrealized holding gains (losses) on available for sale securities, net	1,805	(83)	548	937

Total other comprehensive income	21,763	13,763	20,709	17,278

Comprehensive income	$38,326	$154,898	$57,726	$170,390

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

        Net periodic pension (benefit) cost consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$—	$1,920	$—	$3,852
Interest cost	4,627	4,137	9,307	8,209
Expected return on plan assets	(4,909)	(4,364)	(9,842)	(8,655)
Amortization of prior service benefit	—	(220)	—	(437)
Amortization of unrecognized net loss	163	475	328	942

Net periodic pension (benefit) cost	$(119)	$1,948	$(207)	$3,911

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Pensions (Continued)

        We contributed $1.2 million and $2.4 million to fund our pension plans during the three and six months ended June 30, 2008, respectively. We expect to contribute a total of $4.7 million to fund our pension plans for the year ending December 31, 2008.

15. Merger-Related Charges

        In connection with the Trammell Crow Company Acquisition, we recorded merger-related charges of $2.9 million and $34.7 million for the three and six months ended June 30, 2007. These charges primarily related to the termination of employees as well as the exit of facilities that were occupied by us prior to the Trammell Crow Company Acquisition, both of which became duplicative as a result of the Trammell Crow Company Acquisition.

        We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were terminated, both in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The remaining liability associated with items previously charged to merger-related charges in connection with the Trammell Crow Company Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at June 30, 2008
Lease termination costs	$14,517	$(2,942)	$11,575
Severance	1,005	(1,005)	—

Total merger-related charges	$15,522	$(3,947)	$11,575

16. Disposition of Real Estate

        Gains on disposition of real estate are recognized upon sale of the underlying project in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." We evaluate each real estate transaction to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for a sale based on an appropriate deferral method determined by the nature and extent of the buyer's investment and our continuing involvement. Our gain on disposition of real estate was $4.0 million for the three and six months ended June 30, 2008.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

18. Liabilities Related to Acquisitions

        The Trammell Crow Company Acquisition gave rise to the acceleration of vesting of some restricted shares of Trammell Crow Company common stock as a result of the change in control of Trammell Crow Company as well as costs associated with exiting contracts and other contractual obligations. Additionally, the Trammell Crow Company Acquisition gave rise to the consolidation and elimination of some Trammell Crow Company duplicate facilities and redundant employees as well as lawsuits involving Trammell Crow Company. As a result, we accrued certain liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The remaining liabilities assumed in connection with the Trammell Crow Company Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at June 30, 2008
Costs associated with exiting contracts and other contractual obligations	$9,772	$(9,280)	$492
Lease termination costs	7,050	(2,254)	4,796
Legal settlements anticipated	3,819	(216)	3,603
Severance	1,984	(1,984)	—

	$22,625	$(13,734)	$8,891

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

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at June 30, 2008
Lease termination costs	$6,421	$(1,151)	$5,270
Legal settlements anticipated	2,143	(10)	2,133

	$8,564	$(1,161)	$7,403

        The remaining liability associated with items previously charged to merger-related charges in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at June 30, 2008
Lease termination costs	$10,799	$(1,201)	$9,598

19. Fair Value of Financial Instruments

        SFAS No. 157 requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value is defined as the price that

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19. Fair Value of Financial Instruments (Continued)

would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

         Available for Sale Securities:    These investments are carried at their fair value. During the three months ended June 30, 2008, we recorded a $4.6 million write-down of our investment in New City Residence Investment Corp. due to a decline in market valuation, which is recorded in other loss in the accompanying consolidated statements of operations. The fair value measurement utilized was the stock price quoted on the Tokyo Stock Exchange, which is included in Level 1 of the fair value hierarchy under SFAS No. 157.

         Short-Term Borrowings:    The majority of this balance represents our revolving credit facility and our warehouse lines of credit outstanding for CBRE Melody. Due to the variable interest rates of these instruments, fair value approximates carrying value (See Note 9).

         Senior Secured Term Loans, Long-Term Debt and Notes Payable on Real Estate:    Borrowings are floating rate instruments and we believe that for similar financial instruments with comparable credit risks, the stated interest rates as of June 30, 2008 (floating rates at spreads over a market rate index) approximate market rates. Accordingly, the carrying value is believed to approximate fair value (See Note 9).

20. Industry Segments

        We report our operations through five segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

        The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest regions of Canada and selected parts of Latin America. The primary services offered consist of the following: real estate services, mortgage loan origination and servicing, valuation services, asset services and corporate services.

        Our EMEA and Asia Pacific segments provide services similar to the Americas business segment. The EMEA segment has operations primarily in Europe, while the Asia Pacific segment has operations primarily in Asia, Australia and New Zealand.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Industry Segments (Continued)

        Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through investments in real estate in the United States, Europe and Asia.

        Our Development Services business consists of real estate development and investment activities primarily in the United States, which we acquired in the Trammell Crow Company Acquisition on December 20, 2006.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Industry Segments (Continued)

        Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Americas	$785,478	$934,018	$1,569,002	$1,725,903
EMEA	299,738	330,813	542,499	556,166
Asia Pacific	155,667	121,760	293,099	215,762
Global Investment Management	42,746	83,838	82,235	169,428
Development Services	31,244	19,934	58,963	37,065

	$1,314,873	$1,490,363	$2,545,798	$2,704,324

Operating income (loss)
Americas	$47,159	$92,216	$109,552	$113,835
EMEA	27,244	64,489	35,224	98,125
Asia Pacific	21,663	24,598	33,980	34,534
Global Investment Management	901	28,538	(1,203)	67,205
Development Services	(9,118)	(11,225)	(19,372)	(21,955)

	87,849	198,616	158,181	291,744
Equity income (loss) from unconsolidated subsidiaries
Americas	1,626	5,379	(8,461)	9,642
EMEA	498	237	473	632
Asia Pacific	19	(15)	7	(18)
Global Investment Management	(12,715)	12,071	(12,809)	11,756
Development Services	(1,180)	8,243	(1,724)	8,152

	(11,752)	25,915	(22,514)	30,164
Minority interest expense (income)
Americas	251	214	580	484
EMEA	51	676	(430)	890
Asia Pacific	1,726	3,121	2,102	4,988
Global Investment Management	(103)	175	(127)	213
Development Services	(4,407)	(4,351)	(9,732)	(3,840)

	(2,482)	(165)	(7,607)	2,735
Other loss	4,607	—	4,607	37,534
Interest income	4,481	5,972	9,707	12,985
Interest expense	41,560	42,173	84,565	84,155

Income before provision for income taxes	$36,893	$188,495	$63,809	$210,469

21. New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize the funded status of each pension and other

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

21. New Accounting Pronouncements (Continued)

post-retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer's fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 141R.

        In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, "Effective Date of SFAS No. 157." FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no significant impact to our consolidated financial position and results of operations. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133." SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the disclosure impact of the adoption of SFAS No. 161 on our consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

21. New Accounting Pronouncements (Continued)

        In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. We are currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial position and results of operations.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the impact of the adoption of SFAS No. 162 on our consolidated financial position and results of operations.

        In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 163 on our consolidated financial position and results of operations.

        In June 2008, the FASB issued EITF Issue No. 08-3, "Accounting by Lessees for Nonrefundable Maintenance Deposits." EITF Issue No. 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee's maintenance accounting policy. Upon adoption, entities must recognize the effect of the change as a change in accounting principal. EITF Issue No. 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of EITF Issue No. 08-3 on our consolidated financial position and results of operations.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended June 30, 2008, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

        We are the world's largest commercial real estate services firm, based on 2007 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2007, excluding affiliate offices, we operated more than 300 offices worldwide with over 29,000 employees providing commercial real estate services under the "CB Richard Ellis" brand name and development services under the "Trammell Crow" brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial property and corporate facilities management, valuation, real estate investment management, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions and proprietary research. We generate revenues on a per project or transactional basis and from contractual management fees. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, we were ranked #33 on the Fortune list of Fastest Growing U.S. Companies and #16 on the Business Week list of 50 "Best in Class" companies across all industries. In 2008, we became the first commercial real estate services company in the Fortune 500, debuting at #404, up from #520 in 2007, and moved up five spots to #11 on the Business Week 50 list.

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

        Beginning in 2003, economic conditions in the Americas, our largest segment in terms of revenue, improved from the economic downturn in 2001 and 2002, which positively impacted the commercial real estate market generally. This recovery continued through the second quarter of 2007, helping our Americas segment's revenue to improve, particularly leasing and sales revenue. Since the third quarter of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors, and then made worse by the impact of rising food and energy prices on consumer spending. These conditions also led to negative job growth in the first half of 2008. Weaker economic growth has resulted in a general decline in leasing activity across the United States in 2008, and has caused vacancy rates to increase in most markets. U.S. investment sales activity declined sharply during the first six months of 2008 due to limited availability and cost of financing, especially the absence of securitized debt, which had fueled the recent heightened investment activity, and the resulting gap between buyer and seller expectations of value. A rebound of the U.S. sales and leasing businesses will depend upon credit markets returning to more normalized conditions, and the U.S. economy achieving stronger growth.

        The weakening trends experienced in the United States began to manifest in the United Kingdom in the latter part of 2007, and in continental Europe beginning in the first quarter of 2008. As a result, during the first half of 2008, investment sales in Europe slowed markedly and leasing markets weakened. The markets in Asia Pacific also began to experience the effects of the global credit market difficulties and worldwide economic slowdown, as evidenced by lower investment sales activity beginning in the second quarter of 2008.

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

        Strategic in-fill acquisitions have also been an integral component of our growth plans. In addition, these acquisitions exemplify our efforts to broaden our geographic coverage. Our acquirees have generally been either quality regional firms or niche specialty firms that complement our existing platform within a region or affiliates in which we already held an equity interest. During the six months ended June 30, 2008, we completed 12 acquisitions with an aggregate purchase price of approximately

$134 million. These included two notable acquisitions within our EMEA segment: the acquisition of Eurisko Consulting SRL, the largest independent commercial real estate services company in Romania, which extends our ability to deliver the premier commercial real estate services offering across Central and Eastern Europe; and the acquisition of CB Richard Ellis Cederholm A/S, an affiliate company in Denmark, which significantly strengthens our platform in Scandinavia by giving us a wholly-owned position in one of the region's most active property markets. In 2007, we completed 14 acquisitions with an aggregate purchase price of approximately $108 million.

        Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2007, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through June 30, 2008, we have incurred expenses of $41.7 million related to Insignia and $47.0 million related to Trammell Crow Company in connection with the integration of these company's business lines, as well as accounting and other systems, into our own. During the six months ended June 30, 2008, we incurred $8.4 million related to the acquisitions of Insignia and Trammell Crow Company, as well as $0.8 million of integration expenses associated with other acquisitions completed in 2005 through 2008. We expect to incur total integration expenses of approximately $17.0 million during 2008, which include residual Insignia-related integration costs, integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to our strategic in-fill acquisitions in 2005 through 2008.

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

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended June 30, 2008.

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

Results of Operations

        The following table sets forth items derived from the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Revenue	$1,314,873	100.0%	$1,490,363	100.0%	$2,545,798	100.0%	$2,704,324	100.0%
Costs and expenses:
Cost of services	737,205	56.1	791,605	53.1	1,441,651	56.6	1,441,278	53.3
Operating, administrative and other	468,839	35.7	469,754	31.5	901,184	35.4	881,691	32.6
Depreciation and amortization	25,022	1.8	27,511	1.9	48,824	1.9	54,879	2.0
Merger-related charges	—	—	2,877	0.2	—	—	34,732	1.3

Total costs and expenses	1,231,066	93.6	1,291,747	86.7	2,391,659	93.9	2,412,580	89.2
Gain on disposition of real estate	4,042	0.3	—	—	4,042	0.1	—	—

Operating income	87,849	6.7	198,616	13.3	158,181	6.2	291,744	10.8
Equity (loss) income from unconsolidated subsidiaries	(11,752)	(0.9)	25,915	1.7	(22,514)	(0.9)	30,164	1.1
Minority interest (income) expense	(2,482)	(0.2)	(165)	—	(7,607)	(0.3)	2,735	0.1
Other loss	4,607	0.3	—	—	4,607	0.2	37,534	1.4
Interest income	4,481	0.3	5,972	0.4	9,707	0.4	12,985	0.5
Interest expense	41,560	3.2	42,173	2.8	84,565	3.3	84,155	3.1

Income before provision for income taxes	36,893	2.8	188,495	12.6	63,809	2.5	210,469	7.8
Provision for income taxes	20,330	1.5	47,360	3.1	26,792	1.0	57,357	2.1

Net income	$16,563	1.3%	$141,135	9.5%	$37,017	1.5%	$153,112	5.7%

EBITDA	$98,994	7.5%	$252,207	16.9%	$187,491	7.4%	$336,518	12.4%

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

        EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$16,563	$141,135	$37,017	$153,112
Add:
Depreciation and amortization	25,022	27,511	48,824	54,879
Interest expense	41,560	42,173	84,565	84,155
Provision for income taxes	20,330	47,360	26,792	57,357
Less:
Interest income	4,481	5,972	9,707	12,985

EBITDA	$98,994	$252,207	$187,491	$336,518

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

        We reported consolidated net income of $16.6 million for the three months ended June 30, 2008 on revenue of $1.3 billion as compared to consolidated net income of $141.1 million on revenue of $1.5 billion for the three months ended June 30, 2007.

        Our revenue on a consolidated basis for the three months ended June 30, 2008 decreased by $175.5 million, or 11.8%, as compared to the three months ended June 30, 2007. This decrease was primarily driven by significantly lower sales activity brought about by the continued deterioration of the global credit markets, softer leasing activity due to weakened economic conditions, predominantly in the United States and the United Kingdom, and a decrease in carried interest revenue within our Global Investment Management segment. These declines were partially offset by the continued strong growth in outsourcing revenue. Foreign currency translation had a $45.7 million positive impact on total revenue during the three months ended June 30, 2008.

        Our cost of services on a consolidated basis decreased by $54.4 million, or 6.9%, during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall decrease was primarily driven by the decrease in revenue. Partially offsetting this decline was an increase in reimbursable expenses within our outsourcing operations as well as increased compensation expense in our EMEA and Asia Pacific segments due to acquisitions and investment in growth of our platform. Foreign currency translation had a $23.8 million negative impact on cost of services during the three months ended June 30, 2008. Cost of services as a percentage of revenue increased from 53.1% for the three months ended June 30, 2007 to 56.1% for the three months ended June 30, 2008. This increase was mainly due to a shift in the mix of revenues with outsourcing, including reimbursables growth, comprising a greater portion of the total as well as the aforementioned increase in compensation expense.

        Our operating, administrative and other expenses on a consolidated basis were $468.8 million for the three months ended June 30, 2008 and were essentially flat as compared to the three months ended June 30, 2007. Lower incentive compensation expense, including bonuses and carried interest expense (within our Global Investment Management segment), was offset by higher salaried personnel, mostly due to acquisitions and growth in our outsourcing business, increased technology spending and higher occupancy costs coming from new offices in international growth markets. Foreign currency translation had a $15.9 million negative impact on total operating expenses during the three months ended June 30, 2008. Operating expenses as a percentage of revenue increased from 31.5% for the three months ended June 30, 2007 to 35.7% for the three months ended June 30, 2008. This increase was mainly attributable to operating costs remaining flat for the aforementioned reasons, while revenues declined sharply.

        Our depreciation and amortization expense on a consolidated basis decreased by $2.5 million, or 9.0%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease was primarily driven by lower amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. As of December 31, 2007, the intangible asset representing the net revenue backlog acquired in the Trammell Crow Company Acquisition was fully amortized. Partially offsetting the decrease versus the prior year was higher depreciation expense mainly resulting from increased capital expenditures in connection with recent acquisitions.

        Our merger-related charges on a consolidated basis were $2.9 million for the three months ended June 30, 2007. These charges primarily consisted of severance and lease termination costs attributable to the Trammell Crow Company Acquisition.

        Our gain on disposition of real estate on a consolidated basis was $4.0 million for the three months ended June 30, 2008. These gains resulted from activity within our Development Services segment.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis was $11.8 million for the three months ended June 30, 2008 as compared to equity income from unconsolidated subsidiaries of $25.9 million for the three months ended June 30, 2007. The loss in the current year period was primarily attributable to a $7.3 million write-down resulting from a decline in value of an investment maintained within our Global Investment Management segment. The income in the prior year period was mainly due to dispositions within selected funds in our Global Investment Management segment as well as equity income generated by our Development Services segment, both of which did not recur in the current year period.

        Our consolidated minority interest income increased by $2.3 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This variance was primarily due to lower minority interest expense associated with our Japanese affiliate, IKOMA.

        Our other loss on a consolidated basis was $4.6 million for the three months ended June 30, 2008, which related to a decline in market valuation of an investment maintained within our Global Investment Management segment.

        Our consolidated interest income was $4.5 million for the three months ended June 30, 2008, a decrease of $1.5 million, or 25.0%, as compared to the three months ended June 30, 2007. This decrease was mainly driven by lower interest income earned in our Americas segment primarily resulting from higher average cash balances in the prior year period as a result of cash received on the sale of Trammell Crow Company's interest in Savills plc and interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock.

        Our consolidated interest expense decreased $0.6 million for the three months ended June 30, 2008, or 1.5%, as compared to the three months ended June 30, 2007. The decrease was primarily due to lower interest expense associated with our Credit Agreement, largely due to a decline in interest rates, which was mostly offset by higher interest expense incurred within our Development Services segment.

        Our provision for income taxes on a consolidated basis was $20.3 million for the three months ended June 30, 2008 as compared to $47.4 million for the three months ended June 30, 2007. The decrease in the provision for income taxes was mainly attributable to the decrease in pre-tax income as compared to 2007. Our effective tax rate increased to 55.1% for the three months ended June 30, 2008 from 25.1% for the three months ended June 30, 2007. The increase in our effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings as well as due to a greater impact in the current year of losses sustained in jurisdictions where no tax benefit can be provided. In addition, for the three months ended June 30, 2007, the reversal of an uncertain tax position contributed to our low rate.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

        We reported consolidated net income of $37.0 million for the six months ended June 30, 2008 on revenue of $2.5 billion as compared to consolidated net income of $153.1 million on revenue of $2.7 billion for the six months ended June 30, 2007.

        Our revenue on a consolidated basis for the six months ended June 30, 2008 decreased by $158.5 million, or 5.9%, as compared to the six months ended June 30, 2007. This was primarily the result of significantly lower sales activity brought about by the continued deterioration of the global credit markets and a decrease in carried interest revenue within our Global Investment Management segment. These declines were partially offset by the continued strong growth in outsourcing revenue. Foreign currency translation had an $84.5 million positive impact on total revenue during the six months ended June 30, 2008.

        Our cost of services on a consolidated basis was $1.4 billion during the six months ended June 30, 2008 and was essentially flat as compared to the six months ended June 30, 2007. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. These decreases were offset by an increase in reimbursable expenses within our outsourcing operations as well as increased compensation expense in our EMEA and Asia Pacific segments due to acquisitions and investment in growth of our platform. Foreign currency translation had a $45.0 million negative impact on cost of services during the six months ended June 30, 2008. Cost of services as a percentage of revenue increased from 53.3% for the six months ended June 30, 2007 to 56.6% for the six months ended June 30, 2008. This increase was mainly due to a shift in the mix of revenues with outsourcing, including reimbursables growth, comprising a greater portion of the total as well as the aforementioned increase in compensation expense.

        Our operating, administrative and other expenses on a consolidated basis were $901.2 million, an increase of $19.5 million, or 2.2%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily driven by higher salaried personnel, mostly due to acquisitions, increased technology spending and higher occupancy costs coming from new offices in international growth markets, partially offset by lower incentive compensation expense, including bonuses and carried interest expense (within our Global Investment Management segment). Foreign currency translation had a $30.0 million negative impact on total operating expenses during the six months ended June 30, 2008. Operating expenses as a percentage of revenue increased from 32.6% for the six months ended June 30, 2007 to 35.4% for the six months ended June 30, 2008. This increase was mainly attributable to operating costs increasing slightly in the current year for the aforementioned reasons, while revenues declined sharply.

        Our depreciation and amortization expense on a consolidated basis decreased by $6.1 million, or 11.0%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease was primarily driven by lower amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. Partially offsetting the decrease versus the prior year was higher depreciation expense mainly resulting from increased capital expenditures in connection with recent acquisitions.

        Our merger-related charges on a consolidated basis were $34.7 million for the six months ended June 30, 2007. These charges primarily consisted of severance and lease termination costs attributable to the Trammell Crow Company Acquisition.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis was $22.5 million for the six months ended June 30, 2008 as compared to equity income from unconsolidated subsidiaries of $30.2 million for the six months ended June 30, 2007. The loss in the current year was primarily attributable to a $10.6 million write-down of our investment in CBRE Realty Finance attributable to a decline in market valuation as well as a $7.3 million write-down resulting from a decline in value of an investment maintained within our Global Investment Management segment. The income in the prior year period was mainly due to dispositions within selected funds in our Global Investment Management segment as well as equity income generated by our Development Services segment, both of which did not recur in the current year.

        Our consolidated minority interest income was $7.6 million for the six months ended June 30, 2008 as compared to consolidated minority interest expense of $2.7 million for the six months ended June 30, 2007. This variance was primarily due to minority interest activity within our Development Services segment as well as lower minority interest expense associated with our Japanese affiliate, IKOMA.

        Our other loss on a consolidated basis was $4.6 million for the six months ended June 30, 2008 as compared to $37.5 million for the six months ended June 30, 2007. The loss in the current year related to the write-down of an investment maintained within our Global Investment Management segment due to a decline in market valuation. Our other loss of $37.5 million in the prior year primarily related to the sale of Trammell Crow Company's approximately 19% ownership interest in Savills plc, a real estate services company based in the United Kingdom. This sale resulted in a pre-tax loss of $34.9 million, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market.

        Our consolidated interest income was $9.7 million during the six months ended June 30, 2008, a decrease of $3.3 million, or 25.2%, as compared to the six months ended June 30, 2007. This decrease was mainly driven by lower interest income earned in our Americas segment primarily resulting from higher average cash balances in the prior year period as a result of cash received on the sale of Trammell Crow Company's interest in Savills plc and interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock.

        Our consolidated interest expense increased $0.4 million during the six months ended June 30, 2008, or 0.5%, as compared to the six months ended June 30, 2007. The increase was primarily due to higher interest expense incurred within our Development Services segment, partially offset by lower interest expense associated with our Credit Agreement, largely due to a decline in interest rates.

        Our provision for income taxes on a consolidated basis was $26.8 million for the six months ended June 30, 2008 as compared to $57.4 million for the six months ended June 30, 2007. The decrease in the provision for income taxes was mainly attributable to the decrease in pre-tax income as compared to 2007. Our effective tax rate increased to 42.0% for the six months ended June 30, 2008 from 27.3% for the six months ended June 30, 2007. The increase in our effective tax rate was primarily attributable to the change in our mix of domestic and foreign earnings as well as a greater impact in the current year of losses sustained in jurisdictions where no tax benefit can be provided, partially offset by a discrete tax benefit recognized in the current year with respect to a favorable tax ruling received in a foreign jurisdiction. In addition, for the six months ended June 30, 2007, the reversal of an uncertain tax position contributed to our low rate.

Segment Operations

        The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Americas
Revenue	$785,478	100.0%	$934,018	100.0%	$1,569,002	100.0%	$1,725,903	100.0%
Costs and expenses:
Cost of services	487,655	62.1	568,895	60.9	972,023	62.0	1,049,787	60.8
Operating, administrative and other	235,003	29.9	250,887	26.9	457,458	29.2	489,335	28.4
Depreciation and amortization	15,661	2.0	19,143	2.0	29,969	1.8	38,214	2.2
Merger-related charges	—	—	2,877	0.3	—	—	34,732	2.0

Operating income	$47,159	6.0%	$92,216	9.9%	$109,552	7.0%	$113,835	6.6%

EBITDA	$64,195	8.2%	$116,524	12.5%	$130,480	8.3%	$123,673	7.2%

EMEA
Revenue	$299,738	100.0%	$330,813	100.0%	$542,499	100.0%	$556,166	100.0%
Costs and expenses:
Cost of services	162,968	54.4	167,605	50.7	305,005	56.2	287,202	51.6
Operating, administrative and other	105,776	35.3	95,590	28.9	195,285	36.0	164,761	29.7
Depreciation and amortization	3,750	1.2	3,129	0.9	6,985	1.3	6,078	1.1

Operating income	$27,244	9.1%	$64,489	19.5%	$35,224	6.5%	$98,125	17.6%

EBITDA	$31,441	10.5%	$67,179	20.3%	$43,112	7.9%	$103,945	18.7%

Asia Pacific
Revenue	$155,667	100.0%	$121,760	100.0%	$293,099	100.0%	$215,762	100.0%
Costs and expenses:
Cost of services	86,582	55.6	55,105	45.3	164,623	56.2	104,289	48.3
Operating, administrative and other	45,550	29.3	40,461	33.2	90,871	31.0	73,911	34.3
Depreciation and amortization	1,872	1.2	1,596	1.3	3,625	1.2	3,028	1.4

Operating income	$21,663	13.9%	$24,598	20.2%	$33,980	11.6%	$34,534	16.0%

EBITDA	$21,828	14.0%	$23,058	18.9%	$35,510	12.1%	$32,556	15.1%

Global Investment Management
Revenue	$42,746	100.0%	$83,838	100.0%	$82,235	100.0%	$169,428	100.0%
Costs and expenses:
Operating, administrative and other	40,997	95.9	54,648	65.2	81,791	99.5	100,951	59.5
Depreciation and amortization	848	2.0	652	0.8	1,647	2.0	1,272	0.8

Operating income (loss)	$901	2.1%	$28,538	34.0%	$(1,203)	(1.5)%	$67,205	39.7%

EBITDA	$(15,470)	(36.2)%	$41,086	49.0%	$(16,845)	(20.5)%	$80,020	47.2%

Development Services
Revenue	$31,244	100.0%	$19,934	100.0%	$58,963	100.0%	$37,065	100.0%
Costs and expenses:
Operating, administrative and other	41,513	132.9	28,168	141.3	75,779	128.5	52,733	142.2
Depreciation and amortization	2,891	9.2	2,991	15.0	6,598	11.2	6,287	17.0
Gain on disposition of real estate	4,042	12.9	—	—	4,042	6.8	—	—

Operating loss	$(9,118)	(29.2)%	$(11,225)	(56.3)%	$(19,372)	(32.9)%	$(21,955)	(59.2)%

EBITDA	$(3,000)	(9.6)%	$4,360	21.9%	$(4,766)	(8.1)%	$(3,676)	(9.9)%

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

        Net interest expense has been expensed in the segment incurred. Provision (benefit) for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Americas
Net income	$11,334	$48,039	$26,289	$24,621
Add:
Depreciation and amortization	15,661	19,143	29,969	38,214
Interest expense	32,100	35,177	66,905	76,261
Royalty and management service income	(3,640)	—	(10,928)	—
Provision (benefit) for income taxes	10,254	17,503	21,418	(7,395)
Less:
Interest income	1,514	3,338	3,173	8,028

EBITDA	$64,195	$116,524	$130,480	$123,673

EMEA
Net income	$16,694	$53,176	$22,964	$77,502
Add:
Depreciation and amortization	3,750	3,129	6,985	6,078
Interest expense	609	420	967	499
Royalty and management service expense	1,612	—	5,888	—
Provision for income taxes	9,480	11,256	8,674	26,409
Less:
Interest income	704	802	2,366	6,543

EBITDA	$31,441	$67,179	$43,112	$103,945

Asia Pacific
Net income	$9,547	$14,143	$13,378	$17,475
Add:
Depreciation and amortization	1,872	1,596	3,625	3,028
Interest expense	1,962	957	2,892	1,568
Royalty and management service expense	1,660	—	4,225	—
Provision for income taxes	7,103	6,445	12,089	10,660
Less:
Interest income	316	83	699	175

EBITDA	$21,828	$23,058	$35,510	$32,556

Global Investment Management
Net (loss) income	$(14,312)	$27,029	$(12,109)	$43,526
Add:
Depreciation and amortization	848	652	1,647	1,272
Interest expense	1,027	744	1,367	1,639
Royalty and management service expense	368	—	815	—
(Benefit) provision for income taxes	(2,853)	12,964	(7,771)	34,160
Less:
Interest income	548	303	794	577

EBITDA	$(15,470)	$41,086	$(16,845)	$80,020

Development Services
Net loss	$(6,700)	$(1,252)	$(13,505)	$(10,012)
Add:
Depreciation and amortization	2,891	2,991	6,598	6,287
Interest expense	5,862	4,716	12,434	8,741
Benefit for income taxes	(3,654)	(808)	(7,618)	(6,477)
Less:
Interest income	1,399	1,287	2,675	2,215

EBITDA	$(3,000)	$4,360	$(4,766)	$(3,676)

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Americas

        Revenue decreased by $148.5 million, or 15.9%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The continued strong growth of our outsourcing business was more than offset by the impact of lower sales, appraisal and commercial mortgage brokerage activity brought about by the credit market turmoil as well as reduced leasing activity due to the economic downturn. Foreign currency translation had a $7.1 million positive impact on total revenue during the three months ended June 30, 2008.

        Cost of services decreased by $81.2 million, or 14.3%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This was primarily due to lower commission expense resulting from lower sales and lease transaction revenue, partially offset by an increase in costs related to our outsourcing operations, including the impact of acquisitions. Foreign currency translation had a $3.8 million negative impact on cost of services during the three months ended June 30, 2008. Cost of services as a percentage of revenue increased from 60.9% for the three months ended June 30, 2007 to 62.1% for the three months ended June 30, 2008, primarily due to the above mentioned increase in costs associated with our outsourcing operations, as our business mix shifted more towards outsourcing services, as well as the significant reduction in overall revenue.

        Operating, administrative and other expenses decreased $15.9 million, or 6.3%, mainly driven by lower payroll-related costs, including bonuses, partially offset by increases generally related to acquisitions, occupancy and technology costs. Foreign currency translation had a $2.4 million negative impact on total operating expenses during the three months ended June 30, 2008.

EMEA

        Revenue decreased by $31.1 million, or 9.4%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Continued lower sales transaction revenue was partially offset by improvements in other business lines in various countries, including France, Russia and Belgium as well as initial contributions from operations in Romania and Denmark, acquired earlier in 2008. Foreign currency translation had a $23.5 million positive impact on total revenue during the three months ended June 30, 2008 due to the continued strength of the Euro and British pound sterling against the U.S. dollar.

        Cost of services decreased $4.6 million, or 2.8%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease was mainly driven by lower producer bonuses as a result of reduced revenue, partially offset by higher producer compensation expense driven by investments in headcount and acquisitions as a result of our efforts to grow and diversify operations in this region. Foreign currency translation had a $12.8 million negative impact on cost of services during the three months ended June 30, 2008. Cost of services as a percentage of revenue increased from 50.7% for the three months ended June 30, 2007 to 54.4% for the three months ended June 30, 2008, primarily driven by the aforementioned increase in producer compensation expense, while overall revenue decreased.

        Operating, administrative and other expenses increased by $10.2 million, or 10.7%, mainly due to increased costs attributable to recent investment in growth of the business, including the impact of in-fill acquisitions, marketing and occupancy. Foreign currency translation had a $7.9 million negative impact on total operating expenses during the three months ended June 30, 2008.

Asia Pacific

        Revenue increased by $33.9 million, or 27.8%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This strong revenue increase was primarily driven by improved performance in Australia, Singapore and China as well as contributions from our acquisition of a majority interest in CBRE India during the third quarter of 2007. Foreign currency translation had a $13.7 million positive impact on total revenue during the three months ended June 30, 2008.

        Cost of services increased by $31.5 million, or 57.1%, mainly due to increased producer compensation expense driven by increased headcount, largely due to acquisitions. Higher costs associated with our outsourcing operations also contributed to the increase. Foreign currency translation had a $7.2 million negative impact on cost of services for the three months ended June 30, 2008. Cost of services as a percentage of revenue increased from 45.3% for the three months ended June 30, 2007 to 55.6% for the three months ended June 30, 2008, primarily driven by the shift in our business mix more towards outsourcing services, as well as the aforementioned headcount increases, largely due to acquisitions.

        Operating, administrative and other expenses increased by $5.1 million, or 12.6%, primarily due to an increase in costs attributable to investment in growth of the business, including the impact of in-fill acquisitions. Foreign currency translation had a $4.3 million negative impact on total operating expenses during the three months ended June 30, 2008.

Global Investment Management

        Revenue decreased by $41.1 million, or 49.0%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to lower carried interest revenue and incentive fees recognized in the current year quarter. Foreign currency translation had a $1.4 million positive impact on total revenue during the three months ended June 30, 2008.

        Operating, administrative and other expenses decreased by $13.7 million, or 25.0%, primarily due to lower carried interest incentive compensation expense of $10.2 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management as well as lower bonus expense, partially offset by an increase in costs relative to investment in growth of the business. Foreign currency translation had a $1.3 million negative impact on total operating expenses during the three months ended June 30, 2008.

        During the three months ended June 30, 2008, we recorded a total of $2.6 million of incentive compensation expense, all relating to future periods' revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $2.6 million of incentive compensation expense accrued during the three months ended June 30, 2008.

        Total assets under management grew by nearly 16% from year-end 2007 to $43.7 billion at the end of the second quarter of 2008, reflecting active fundraising efforts and acquisition programs.

        Assets under management (AUM) generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of: a) the total fair market value of the real estate properties and other assets either wholly-owned or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested or to which they have provided financing. Committed (but unfunded) capital from investors in our sponsored funds is not included in this component of our AUM. The value of development properties is included at estimated completion cost. In the case of real estate operating companies, the total value of real properties controlled by the companies, generally through joint ventures, is included in AUM; and b) the net asset value of our managed securities portfolios, including investments (which may be comprised of committed but uncalled capital) in private real estate funds under our fund of funds program.

        Our calculation of AUM may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of AUM is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage.

Development Services

        Revenue increased by $11.3 million, or 56.7%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily driven by construction revenue.

        Operating, administrative and other expenses increased by $13.3 million, or 47.4%, primarily due to an increase in job construction costs, which correlated with the above mentioned revenue increase.

        Development projects in process as of June 30, 2008 totaled $6.2 billion, consistent with year ago levels and down slightly from year-end 2007. The inventory of pipeline deals as of June 30, 2008 stood at $3.7 billion.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Americas

        Revenue decreased by $156.9 million, or 9.1%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The continued growth of our outsourcing business was more than offset by the impact of lower sales, appraisal and commercial mortgage brokerage activity brought about by the credit market turmoil as well as reduced leasing activity due to the economic downturn. Foreign currency translation had a $15.8 million positive impact on total revenue during the six months ended June 30, 2008.

        Cost of services decreased by $77.8 million, or 7.4%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily due to lower commission expense resulting from lower sales and lease transaction revenue, partially offset by an increase in costs related to our outsourcing operations, including the impact of acquisitions. Foreign currency translation had an $8.6 million negative impact on cost of services during the six months ended June 30, 2008. Cost of services as a percentage of revenue increased from 60.8% for the six months ended June 30, 2007 to 62.0% for the six months ended June 30, 2008, primarily due to the above mentioned increase in costs associated with our outsourcing operations, as our business mix shifted more towards outsourcing services, as well as the significant reduction in overall revenue.

        Operating, administrative and other expenses decreased $31.9 million, or 6.5%, mainly driven by lower payroll-related costs, including bonuses, partially offset by increases generally related to acquisitions, occupancy and technology costs. Foreign currency translation had a $5.9 million negative impact on total operating expenses during the six months ended June 30, 2008.

EMEA

        Revenue decreased by $13.7 million, or 2.5%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Continued lower sales transaction revenue was partially offset by improvements in other business lines in various countries, including France and Russia as well as initial contributions from operations in Romania and Denmark, acquired in 2008. Foreign currency translation had a $39.0 million positive impact on total revenue during the six months ended June 30, 2008 due to the strength of the Euro and British pound sterling against the U.S. dollar.

        Cost of services increased $17.8 million, or 6.2%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Cost of services as a percentage of revenue increased from 51.6% for the six months ended June 30, 2007 to 56.2% for the six months ended June 30, 2008. These increases were mainly a result of higher producer compensation expense driven by investments in headcount and acquisitions as a result of our efforts to grow and diversify operations in this region, partially offset by lower producer bonuses, as a result of reduced revenue. Foreign currency translation had a $21.9 million negative impact on cost of services during the six months ended June 30, 2008.

        Operating, administrative and other expenses increased by $30.5 million, or 18.5%, mainly due to increased costs attributable to recent investment in growth of the business, including the impact of in-fill acquisitions, marketing and occupancy. Foreign currency translation had a $13.7 million negative impact on total operating expenses during the six months ended June 30, 2008.

Asia Pacific

        Revenue increased by $77.3 million, or 35.8%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This strong revenue increase was primarily driven by improved performance in Australia, China and Singapore as well as contributions from our acquisition of a majority interest in CBRE India during the third quarter of 2007. Foreign currency translation had a $27.1 million positive impact on total revenue during the six months ended June 30, 2008.

        Cost of services increased by $60.3 million, or 57.9%, mainly due to increased producer compensation expense driven by increased headcount, largely due to acquisitions. Higher costs associated with our outsourcing operations also contributed to the increase. Foreign currency translation had a $14.5 million negative impact on cost of services for the six months ended June 30, 2008. Cost of services as a percentage of revenue increased from 48.3% for the six months ended June 30, 2007 to 56.2% for the six months ended June 30, 2008, primarily driven by the shift in our business mix more towards outsourcing services, as well as the aforementioned headcount increases, largely due to acquisitions.

        Operating, administrative and other expenses increased by $17.0 million, or 22.9%, primarily due to an increase in costs attributable to investment in growth of the business, including the impact of in-fill acquisitions. Foreign currency translation had an $8.4 million negative impact on total operating expenses during the six months ended June 30, 2008.

Global Investment Management

        Revenue decreased by $87.2 million, or 51.5%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to lower carried interest revenue and incentive fees recognized in the current year. Foreign currency translation had a $2.6 million positive impact on total revenue during the six months ended June 30, 2008.

        Operating, administrative and other expenses decreased by $19.2 million, or 19.0%, primarily due to lower carried interest incentive compensation expense of $21.6 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management as well as lower bonus expense, partially offset by an increase in costs relative to investment in growth of the business. Foreign currency translation had a $2.0 million negative impact on total operating expenses during the six months ended June 30, 2008.

        During the six months ended June 30, 2008, we recorded a total of $7.9 million of incentive compensation expense, all relating to future periods' revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. We expect that income we will recognize from funds liquidating in future quarters will more than offset the $7.9 million of incentive compensation expense accrued during the six months ended June 30, 2008.

Development Services

        Revenue increased by $21.9 million, or 59.1%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily driven by construction revenue.

        Operating, administrative and other expenses increased by $23.0 million, or 43.7%, primarily due to an increase in job construction costs, which correlated with the above mentioned revenue increase.

Liquidity and Capital Resources

        We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2008 are approximately $70.0 million of anticipated net capital expenditures. During the six months ended June 30, 2008, we funded approximately $19.5 million of these net capital expenditures. The capital expenditures for 2008 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements.

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

Historical Cash Flows

  Operating Activities

        Net cash used in operating activities totaled $380.1 million for the six months ended June 30, 2008 as compared to net cash provided by operating activities of $162.9 million for the six months ended June 30, 2007. The sharp increase in cash used in operating activities during the six months ended June 30, 2008 versus the same period last year was primarily due to approximately $311.0 million in proceeds received upon the sale of the approximately 19% ownership in Savills plc, a real estate services company based in the United Kingdom held by Trammell Crow Company, during the six months ended June 30, 2007. In addition, the increase was driven by higher bonus payments and lower bonus accruals made in the current year.

  Investing Activities

        Net cash used in investing activities totaled $330.0 million for the six months ended June 30, 2008, an increase of $221.5 million as compared to the six months ended June 30, 2007. The increase was primarily driven by the use of cash for in-fill acquisitions and to purchase real estate held for investment in the current year.

  Financing Activities

        Net cash provided by financing activities totaled $606.3 million for the six months ended June 30, 2008, an increase of $469.0 million as compared to the six months ended June 30, 2007. The increase was primarily driven by $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our Credit Agreement. Also contributing to the increase were higher net borrowings under our revolving credit facility in the current year as well as increased activities within our Development Services segment, including higher net proceeds received from notes payable on real estate.

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

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2008 and December 31, 2007, we had $404.7 million and $227.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.5% and 7.4%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2008, letters of credit totaling

$17.5 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. Borrowings under the tranche A-1 term loan facility bear interest based at our option, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of June 30, 2008 and December 31, 2007, the tranche A term loan facility bore interest at a rate of 3.5% and 5.7%, respectively, while the tranche B term loan facility bore interest at a rate of 4.0% and 6.4%, respectively. As of June 30, 2008, the tranche A-1 term loan facility bore interest at a rate of 6.0%. As of June 30, 2008 and December 31, 2007, we had $827.0 million of tranche A term loan facility principal outstanding and $954.5 million and $960.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of June 30, 2008, we had $299.3 million of tranche A-1 term loan facility principal outstanding, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the six months ended June 30, 2008 or for the period from March 20, 2007 through June 30, 2007. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million. As of June 30, 2008 and December 31, 2007, the fair value of the interest rate swap agreements was reflected as an $18.3 million liability and a $17.1 million liability, respectively, and was included in other current liabilities in the accompanying consolidated balance sheets.

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

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. On July 1, 2008, the line of credit was reduced to $40.0 million. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% and the original termination date of the note, which was December 3, 2007, was extended to September 1, 2008 through a written amendment. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On August 1, 2007, we entered into a $4.0 million revolving note with LaSalle Bank, which was subsequently acquired by Bank of America (BofA), for the purpose of purchasing LaSalle Bank commercial paper or A1/P1 prime commercial paper (as defined in the revolving note). The proceeds of this note were not made generally available to us, but instead were to be deposited in an investment account maintained by LaSalle Bank and were to be used and applied solely to purchase commercial paper. Borrowings under the revolving note bore interest at 0.25%. This note matured on August 1, 2008. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with BofA for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by BofA and will be used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0% with a maturity date of February 28, 2009. As of June 30, 2008, there were no amounts outstanding under this revolving note.

        Our wholly-owned subsidiary, CBRE Melody, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan) and BofA for the purpose of funding mortgage loans that will be resold and a funding arrangement with Red Mortgage Capital Inc. (Red Capital) for the purpose of funding originations of multi-family property mortgage loans. Additionally, CBRE Melody previously had a credit agreement with Washington Mutual Bank, FA (WaMu) for the purpose of funding mortgage loans that would be resold, which was terminated by WaMu on January 28, 2008.

        On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provided for a $250.0 million senior secured revolving line of credit and bore interest at the daily Chase London LIBOR rate plus 0.75%. On September 13, 2007, CBRE Melody entered into an amendment to their secured credit agreement with JP Morgan, which increased the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%. On November 30, 2007, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 31, 2008. This amendment also changed the interest rate to Chase London LIBOR plus 1.00% on amounts outstanding aggregating $250.0 million or less and Chase

London LIBOR plus 1.10% on outstanding amounts in excess of $250.0 million. On April 16, 2008, CBRE Melody entered into an amendment which reduced the senior secured revolving line of credit from $350.0 million to $210.0 million, with borrowings up to $150.0 million bearing interest at LIBOR plus 1.00% and borrowings in excess of $150.0 million up to $210.0 million bearing interest at LIBOR plus 1.10%. On May 31, 2008, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 30, 2009.

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

        On April 16, 2008, CBRE Melody entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR rate plus 1.00% and expires on April 15, 2009.

        During the six months ended June 30, 2008, we had a maximum of $307.9 million of warehouse lines of credit principal outstanding. As of June 30, 2008 and December 31, 2007, we had $183.3 million and $255.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $183.3 million and $255.8 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2008 and December 31, 2007, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. Effective May 1, 2007, CBRE Melody executed an amendment which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. On November 30, 2007, CBRE Melody executed an amendment which further extended the maturity date to May 31, 2008. On May 31, 2008, CBRE Melody executed an amendment which further extended the maturity date to May 30, 2009. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions of Acquisitions II investors and permanent project financing. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of June 30, 2008 and December 31, 2007, there was $46.5 million and $42.6 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have a final maturity date of June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $9.0 million and $11.2 million as of June 30, 2008 and December 31, 2007, respectively.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2008 and December 31, 2007, $1.6 million and $1.9 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In February 2008, in connection with the purchase of Paul Gee & Co. in Scotland, we issued loan notes that are payable to the sellers. The notes can be redeemed by the sellers at any time after August 1, 2008 through June 30, 2011 and bear interest at 5%. The amount of Paul Gee acquisition loan notes included in short-term borrowings in the accompanying consolidated balance sheets was $1.0 million at June 30, 2008.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under this facility.

  Deferred Compensation Plan Obligations

        We have three deferred compensation plans, or DCPs. The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The Trammell Crow Company DCP, which was assumed by us in connection with the Trammell Crow Company Acquisition, was merged into the Post-August 2004 DCP effective January 1, 2008. The third, which we refer to as the Restoration Plan and was assumed by us in connection with our acquisition of Insignia, has been frozen and is no longer accepting deferrals. Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant's employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if in-service distributions are greater than we expect or participants leave our employment sooner than we expect. The deferred compensation liabilities in the accompanying consolidated balance sheets was $284.4 million and $290.6 million at June 30, 2008 and December 31, 2007, respectively.

  Pension Liability

        Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During the third quarter of 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The pension liability in the accompanying consolidated balance sheets was $33.7 million and $34.2 million at June 30, 2008 and December 31, 2007, respectively.

        We expect to contribute a total of $4.7 million to fund our pension plans for the year ending December 31, 2008, of which $2.4 million was funded as of June 30, 2008.

  Other Obligations and Commitments

        We had outstanding letters of credit totaling $21.7 million as of June 30, 2008, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through July 2009.

        We had guarantees totaling $38.4 million as of June 30, 2008, excluding guarantees related to consolidated indebtedness, pension liability and operating leases. These guarantees primarily consisted of a $29.8 million guarantee of pension related obligations and liabilities related to one of our defined benefit pension plans in the United Kingdom. The remaining guarantees primarily included debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through December 2009. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of June 30, 2008, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2008, we had committed $72.5 million to fund future co-investments, of which $36.5 million is expected to be funded during 2008. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

        Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2008, we had committed to fund $19.3 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize the funded status of each pension and other post-retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer's fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2008. We are currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 141R.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133." SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the disclosure impact of the adoption of SFAS No. 161 on our consolidated financial statements.

        In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. We are currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial position and results of operations.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the impact of the adoption of SFAS No. 162 on our consolidated financial position and results of operations.

        In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 163 on our consolidated financial position and results of operations.

        In June 2008, the FASB issued Emerging Issues Task Force (EITF) Issue No. 08-3, "Accounting by Lessees for Nonrefundable Maintenance Deposits." EITF Issue No. 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee's maintenance accounting policy. Upon adoption, entities must recognize the effect of the change as a change in accounting principal. EITF Issue No. 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of EITF Issue No. 08-3 on our consolidated financial position and results of operations.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.

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

        During the six months ended June 30, 2008, approximately 39.7% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

        On December 20, 2007, we entered into a foreign currency exchange forward contract with a notional amount of 46.0 million British pounds sterling, which expires on October 31, 2008, in order to hedge an inter-company loan. On February 28, 2008, we entered into three option agreements, including one to sell a notional amount of 14.0 million of Euros, which expired on June 26, 2008. The other two options agreements were to sell a notional amount of 11.5 million of Euros and 37.7 million of Euros, which expire on September 26, 2008 and December 26, 2008, respectively. Included in the accompanying consolidated statements of operations were charges of $0.1 million and $8.4 million for the three and six months ended June 30, 2008, respectively, resulting from net losses on foreign currency exchange forward and option contracts.

        We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivatives contracts has not been significant.

        Estimated fair values for the term loans under our senior secured term loan facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value. Borrowings are floating rate instruments and we believe that for similar financial instruments with comparable credit risks, the stated interest rates as of June 30, 2008 (floating rates at spreads over a market rate index) approximate market rates. Accordingly, the carrying value is believed to approximate fair value. However, based on the current credit market environment, it may not be possible to replicate our current spreads over the market rate index.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations for the six months ended

June 30, 2007. There was no hedge ineffectiveness for the six months ended June 30, 2008. On March 20, 2008, the notional amount of these swap agreements was reduced to $950.0 million. As of June 30, 2008, the fair value of these interest rate swap agreements was reflected as an $18.3 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

        We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 41 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at June 30, 2008, the net impact would be a decrease of $5.6 million on pre-tax income and cash provided by operating activities for the six months ended June 30, 2008.

        We also have $586.4 million of notes payable on real estate as of June 30, 2008. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $5.9 million. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges under SFAS No. 133, then they are marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate for the three and six months ended June 30, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

        We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(c) as of the end of the period covered by this report.

        No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The following matters were submitted to a vote of our security holders at the Annual Meeting of Stockholders of CB Richard Ellis Group, Inc., which was held at 8:00 a.m. Pacific Daylight Time, on June 2, 2008, at 11150 Santa Monica Blvd., Room 120, Los Angeles, California.

    The three proposals presented at the meeting were:

    1.
    To elect 12 directors to our Board of Directors.

    2.
    To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the 2008 fiscal year.

    3.
    To approve our Second Amended and Restated 2004 Stock Incentive Plan, including an increase in the share reserve under that plan.

  (b)
  Not required.

  (c)
  The voting results were as follows:

  1.
  Each of the following 12 directors was elected to our Board of Directors to serve until the next annual meeting of stockholders in 2009 or until their respective successors are elected and qualified, and received the number of votes set forth below. There were no abstentions or broker non-votes.

Name	For	Withheld
Richard C. Blum	180,297,565	2,351,548
Patrice M. Daniels	180,436,605	2,212,508
Senator Thomas A. Daschle	180,391,807	2,257,306
Curtis F. Feeny	180,436,680	2,212,413
Bradford M. Freeman	180,407,361	2,241,752
Michael Kantor	171,776,872	10,872,241
Frederic V. Malek	180,340,835	2,308,278
Jane J. Su	180,283,315	2,365,798
Robert E. Sulentic	180,415,320	2,233,793
Brett White	180,437,735	2,211,378
Gary L. Wilson	180,429,488	2,219,625
Ray Wirta	180,402,727	2,246,386
    2.
    The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the 2008 fiscal year was approved by a vote of 180,568,437 shares in favor, 592,220 shares against, and 1,488,456 shares abstaining. There were no broker non-votes.

    3.
    Our Second Amended and Restated 2004 Stock Incentive Plan, including an increase in the share reserve under that plan, was approved by a vote of 143,073,997 shares in favor, 31,044,363 shares against, and 1,438,147 shares abstaining. There were no broker non-votes.

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
Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated June 2, 2008 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 6, 2008)**
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

*
Filed herewith

**
Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.
Date: August 8, 2008	/s/ KENNETH J. KAY Kenneth J. Kay Chief Financial Officer (principal financial officer)
Date: August 8, 2008	/s/ GIL BOROK Gil Borok Chief Accounting Officer (principal accounting officer)