Form 10-Q/A
period 2008-03-31
CB RICHARD ELLIS GROUP INC
filed 2008-11-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒.

The number of shares of Class A common stock outstanding at October 31, 2008 was 204,920,926.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2008 (the “Original Filing”). This Amendment is being filed solely to file an agreement as an exhibit which was inadvertently omitted in the Original Filing, but the terms of which were described in the Original Filing.

Except for the amendment described above, no other portion of the Original Filing is being modified by this Amendment.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Incremental Term Loan Assumption Agreement, dated as of March 27, 2008, relating to the Amended and Restated Credit Agreement, dated as of December 20, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc. certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto and Credit Suisse, Cayman Islands branch as Administrative Agent and Collateral Agent thereunder.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: November 10, 2008	/s/ KENNETH J. KAY
Kenneth J. Kay
Chief Financial Officer (principal financial officer)

Date: November 10, 2008	/s/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)