Form 10-Q
period 2008-09-30
CB RICHARD ELLIS GROUP INC
filed 2008-11-10
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

        The number of shares of Class A common stock outstanding at October 31, 2008 was 204,920,926.

FORM 10-Q

September 30, 2008

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$400,780	$342,874
Restricted cash	73,739	44,438
Receivables, less allowance for doubtful accounts of $45,974 and $34,748 at September 30, 2008 and December 31, 2007, respectively	835,575	1,081,653
Warehouse receivables	226,131	255,777
Prepaid expenses	100,283	79,772
Deferred tax assets, net	241,486	191,984
Real estate under development	88,358	78,388
Real estate and other assets held for sale	111,386	204,103
Other current assets	92,993	84,997

Total Current Assets	2,170,731	2,363,986
Property and equipment, net	217,346	216,214
Goodwill	2,316,717	2,174,710
Other intangible assets, net of accumulated amortization of $120,410 and $105,438 at September 30, 2008 and December 31, 2007, respectively	404,506	404,104
Deferred compensation assets	251,522	264,190
Investments in unconsolidated subsidiaries	210,378	236,892
Deferred tax assets, net	23,423	17,932
Real estate under development	169,021	138,643
Real estate held for investment	489,806	277,411
Available for sale securities	33,127	30,314
Other assets, net	125,189	118,177

Total Assets	$6,411,766	$6,242,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$394,209	$487,287
Deferred purchase consideration	4,233	4,528
Compensation and employee benefits payable	308,422	319,808
Accrued bonus and profit sharing	322,681	727,460
Income taxes payable	—	50,658
Short-term borrowings:
Warehouse lines of credit	226,131	255,777
Revolving credit facility	560,692	227,065
Other	16,361	55,838

Total short-term borrowings	803,184	538,680
Current maturities of long-term debt	161,765	11,374
Notes payable on real estate	145,526	105,506
Liabilities related to real estate and other assets held for sale	79,473	161,966
Other current liabilities	15,919	23,802

Total Current Liabilities	2,235,412	2,431,069
Long-Term Debt:
Senior secured term loans	1,917,350	1,776,000
Other long-term debt	2,198	1,352

Total Long-Term Debt	1,919,548	1,777,352
Deferred compensation liabilities	252,124	278,266
Pension liability	30,079	34,163
Non-current tax liabilities	89,837	81,847
Notes payable on real estate	391,328	211,797
Other liabilities	156,265	175,923

Total Liabilities	5,074,593	4,990,417
Commitments and contingencies	—	—
Minority interest	283,073	263,613
Stockholders' Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 204,845,947 and 201,594,592 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,048	2,016
Additional paid-in capital	68,881	40,559
Notes receivable from sale of stock	—	(60)
Accumulated earnings	1,040,920	963,530
Accumulated other comprehensive loss	(57,749)	(17,502)

Total Stockholders' Equity	1,054,100	988,543

Total Liabilities and Stockholders' Equity	$6,411,766	$6,242,573

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$1,299,735	$1,492,809	$3,845,533	$4,197,133
Costs and expenses:
Cost of services	755,362	791,852	2,197,013	2,233,130
Operating, administrative and other	420,352	468,375	1,321,536	1,350,066
Depreciation and amortization	25,412	28,311	74,236	83,190
Merger-related charges	—	5,092	—	39,824

Total costs and expenses	1,201,126	1,293,630	3,592,785	3,706,210
Gain on disposition of real estate	9,766	16,075	13,808	16,075

Operating income	108,375	215,254	266,556	506,998
Equity (loss) income from unconsolidated subsidiaries	(3,408)	6,020	(25,922)	36,184
Minority interest (income) expense	(772)	9,692	(8,379)	12,427
Other loss	—	—	4,607	37,534
Interest income	4,400	7,937	14,107	20,922
Interest expense	42,290	40,417	126,855	124,572

Income from continuing operations before provision for income taxes	67,849	179,102	131,658	389,571
Provision for income taxes	37,701	64,155	64,493	121,512

Income from continuing operations	30,148	114,947	67,165	268,059
Income from discontinued operations, net of income taxes	10,225	—	10,225	—

Net income	$40,373	$114,947	$77,390	$268,059

Basic income per share
Income from continuing operations	$0.15	$0.50	$0.33	$1.16
Income from discontinued operations, net of income taxes	0.05	—	0.05	—

Net income	$0.20	$0.50	$0.38	$1.16

Weighted average shares outstanding for basic income per share	203,680,475	230,997,817	203,409,873	230,406,342

Diluted income per share
Income from continuing operations	$0.14	$0.48	$0.32	$1.13
Income from discontinued operations, net of income taxes	0.05	—	0.05	—

Net income	$0.19	$0.48	$0.37	$1.13

Weighted average shares outstanding for diluted income per share	207,706,250	237,450,864	207,942,875	237,291,116

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,390	$268,059
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	74,328	83,190
Amortization and write-off of deferred financing costs	9,078	5,883
Write-down of impaired investments	4,607	—
Gain on sale of servicing rights and other assets	(11,478)	(6,152)
Loss on trading securities	—	33,654
Loss on interest rate swaps	—	3,880
Equity loss (income) from unconsolidated subsidiaries	25,922	(36,184)
In-kind distributions from unconsolidated subsidiaries	—	(2,710)
Minority interest expense	8,144	12,427
Provision for doubtful accounts	14,626	15,132
Deferred income taxes	(444)	(1,729)
Compensation expense and merger-related expense related to stock options and stock awards	21,250	28,583
Incremental tax benefit from stock options exercised	(4,272)	(15,876)
Deferred compensation deferrals	24,540	32,344
Distribution of earnings from unconsolidated subsidiaries	17,782	39,681
Tenant concessions received	8,712	11,072
Proceeds from sale of trading securities	—	320,047
Decrease (increase) in receivables	219,131	(18,061)
Decrease (increase) in deferred compensation assets	16,036	(51,758)
Increase in prepaid expenses and other assets	(19,767)	(9,294)
Increase in real estate held for sale and under development	(2,333)	(175,706)
Decrease in accounts payable and accrued expenses	(115,278)	(93,302)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(433,533)	(52,120)
Decrease in income taxes payable	(115,515)	(105,411)
(Decrease) increase in other liabilities	(48,357)	3,161
Other operating activities, net	(1,914)	615

Net cash (used in) provided by operating activities	(231,345)	289,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,895)	(50,271)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(195,963)	(80,640)
Cash paid for acquisition of Trammell Crow Company	—	(124,923)
Contributions to unconsolidated subsidiaries	(44,062)	(60,374)
Distributions from unconsolidated subsidiaries	19,811	27,900
Proceeds from the sale of servicing rights and other assets	6,263	29,738
Additions to real estate held for investment	(178,411)	(107,739)
(Increase) decrease in restricted cash	(29,779)	138,431
Other investing activities, net	(4,744)	14,722

Net cash used in investing activities	(466,780)	(213,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	300,000	—
Repayment of senior secured term loans	(9,750)	(283,250)
Proceeds from revolving credit facility	1,720,801	73,186
Repayment of revolving credit facility	(1,379,429)	(34,638)
Repayment of 9 3/4% senior notes	—	(3,310)
Proceeds from notes payable on real estate held for investment	109,520	82,529
Repayment of notes payable on real estate held for investment	(13,975)	(15,732)
Proceeds from notes payable on real estate held for sale and under development	176,394	216,904
Repayment of notes payable on real estate held for sale and under development	(120,620)	(96,351)
(Repayment of) proceeds from short-term borrowings and other loans, net	(37,773)	40,238
Proceeds from exercise of stock options	3,805	9,114
Incremental tax benefit from stock options exercised	4,272	15,876
Minority interest contributions	42,344	133,409
Minority interest distributions	(28,510)	(27,795)
Payment of deferred financing fees	(9,729)	(4,033)
Other financing activities, net	(1,327)	(837)

Net cash provided by financing activities	756,023	105,310
Effect of currency exchange rate changes on cash and cash equivalents	8	9,152

NET INCREASE IN CASH AND CASH EQUIVALENTS	57,906	190,731
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	342,874	244,476

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$400,780	$435,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$96,798	$113,568

Income taxes, net of refunds	$185,021	$227,104

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

        In December 2006, we expanded our global leadership with the acquisition of Trammell Crow Company, our largest acquisition to date. On December 20, 2006, pursuant to an Agreement and Plan of Merger dated October 30, 2006 (the Trammell Crow Company Acquisition Agreement), by and among us, A-2 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (Merger Sub), and Trammell Crow Company, the Merger Sub was merged with and into the Trammell Crow Company (the Trammell Crow Company Acquisition). Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition and upon the closing of the Trammell Crow Company Acquisition became our indirect wholly-owned subsidiary. We have no substantive operations other than our investment in CBRE and Trammell Crow Company.

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

        Certain reclassifications, which do not have an effect on net income or equity, have been made to the 2007 financial statements to conform with the 2008 presentation. For the nine months ended September 30, 2007, a net increase of $120.6 million in notes payable on real estate held for sale and under development was reclassified from net cash provided by operating activities to net cash provided by financing activities to conform with the 2008 presentation. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2008. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2007.

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Certain provisions of SFAS No. 150 would have required us to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of SFAS No. 150 with respect to these non-controlling interests. As of September 30, 2008 and December 31, 2007, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $192.2 million and $172.9 million, respectively, as compared to the carrying value of $182.5 million and $170.0 million, respectively, which is included in minority interest in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.    Restricted Cash

        Included in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007 is restricted cash of $73.7 million and $44.4 million, respectively. The balances primarily include escrow accounts held in our Development Services segment, escrow accounts related to other strategic in-fill acquisitions, restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.). The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered.

4.    Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2008 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance at January 1, 2008	$1,621,145	$345,710	$82,961	$38,231	$86,663	$2,174,710
Purchase accounting related to acquisitions	24,352	138,245	3,382	6,311	—	172,290
Foreign exchange movement	(1,178)	(23,115)	(4,856)	(1,134)	—	(30,283)

Balance at September 30, 2008	$1,644,319	$460,840	$81,487	$43,408	$86,663	$2,316,717

        SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We are currently in the process of performing our annual assessment as of October 1, 2008. Based on our preliminary review, we believe that there may be impairment charges forthcoming, most likely in our Americas and Development Services segments, in the fourth quarter of 2008. Given the complexity of this assessment, the final results are not yet completed and therefore any impairment is not yet probable or estimable. This assessment will be completed by December 31, 2008 and we will record impairment charges, if any, as required by such assessment once it is finalized.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Goodwill and Other Intangible Assets (Continued)

        Other intangible assets totaled $404.5 million and $404.1 million, net of accumulated amortization of $120.4 million and $105.4 million, as of September 30, 2008 and December 31, 2007, respectively, and are comprised of the following (dollars in thousands):

	As of September 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$63,700		$63,700
Trade name	103,826		103,826

	$167,526		$167,526

Amortizable intangible assets
Customer relationships	$229,390	$(22,207)	$225,400	$(12,472)
Backlog and incentive fees	49,296	(49,296)	48,761	(48,761)
Management contracts	27,836	(25,285)	29,219	(25,078)
Loan servicing rights	30,631	(13,082)	24,115	(11,126)
Other	20,237	(10,540)	14,521	(8,001)

	$357,390	$(120,410)	$342,016	$(105,438)

Total intangible assets	$524,916	$(120,410)	$509,542	$(105,438)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Goodwill and Other Intangible Assets (Continued)

        Loan servicing rights represent the fair value of servicing assets in our mortgage brokerage line of business in the U.S. The loan servicing rights are being amortized over the useful lives of the underlying loans, which are generally up to ten years.

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

        Amortization expense related to intangible assets was $5.2 million and $11.6 million for the three months ended September 30, 2008 and 2007, respectively, and $16.0 million and $35.4 million for the nine months ended September 30, 2008 and 2007, respectively. The estimated annual amortization expense for each of the years ending December 31, 2008 through December 31, 2012 approximates $20.9 million, $17.7 million, $17.4 million, $16.1 million and $13.6 million, respectively.

5.    Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Development Services:
Revenue	$12,261	$15,439	$34,392	$42,544
Operating income	$3,133	$4,630	$31,993	$35,969
Net (loss) income	$(1,518)	$(551)	$19,433	$21,162
Global Investment Management and Other:
Revenue	$257,720	$125,927	$628,292	$568,852
Operating (loss) income	$(28,440)	$28,140	$(13,526)	$90,398
Net (loss) income	$(290,165)	$179,176	$(254,292)	$233,857
Total:
Revenue	$269,981	$141,366	$662,684	$611,396
Operating (loss) income	$(25,307)	$32,770	$18,467	$126,367
Net (loss) income	$(291,683)	$178,625	$(234,859)	$255,019

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.    Investments in Unconsolidated Subsidiaries (Continued)

        During the three and nine months ended September 30, 2008, we recorded write-downs of $4.1 million and $14.7 million, respectively, of our investment in CBRE Realty Finance and during the nine months ended September 30, 2008, we recorded a $7.3 million write-down of our investment in CBRE Property Trust, each write-down attributable to a decline in value. These charges are included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations. The fair value measurement utilized for CBRE Realty Finance was the stock price quoted on the New York Stock Exchange, which falls within Level 1 of the fair value hierarchy under SFAS No. 157, "Fair Value Measurements." The fair value measurement employed for CBRE Property Trust was an asset valuation based on observable market data, which falls within Level 2 of the fair value hierarchy under SFAS No. 157.

6.    Real Estate and Other Assets Held for Sale and Related Liabilities

        Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the "held for sale" criteria of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets. In accordance with SFAS No. 144, certain assets classified as held for sale at September 30, 2008, or sold in the three months ended September 30, 2008, that were not classified as held for sale at December 31, 2007, were reclassified to real estate and other assets held for sale in the accompanying consolidated balance sheets as of December 31, 2007.

        Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Assets:
Real estate held for sale (see Note 7)	$102,941	$191,798
Other current assets	2,194	5,220
Other assets	6,251	7,085

Total real estate and other assets held for sale	111,386	204,103
Liabilities:
Accrued expenses	3,467	12,054
Notes payable on real estate held for sale (see Note 8)	75,011	148,729
Other current liabilities	191	685
Other liabilities	804	498

Total liabilities related to real estate and other assets held for sale	79,473	161,966

Net real estate and other assets held for sale	$31,913	$42,137

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

	September 30, 2008	December 31, 2007
Real estate under development (current)	$88,358	$78,388
Real estate included in assets held for sale (see Note 6)	102,941	191,798
Real estate under development (non-current)	169,021	138,643
Real estate held for investment (1)	489,806	277,411

Total real estate (2)	$850,126	$686,240

(1)
Net of accumulated depreciation of $9.5 million and $3.1 million at September 30, 2008 and December 31, 2007, respectively.

(2)
Includes balances for lease intangibles and tenant origination costs of $8.0 million and $8.8 million, respectively, at September 30, 2008 and $5.4 million and $3.7 million, respectively, at December 31, 2007. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs.

8.    Notes Payable on Real Estate

        We had loans secured by real estate, which consisted of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
Current portion of notes payable on real estate	$145,526	$105,506
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	75,011	148,729

Total notes payable on real estate, current portion	220,537	254,235
Notes payable on real estate, non-current portion	391,328	211,797

Total notes payable on real estate	$611,865	$466,032

        At September 30, 2008, $4.5 million of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

        We have a participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.    Notes Payable on Real Estate (Continued)

reaching various internal rates of return. The amount of the participating liability was $2.1 million at both September 30, 2008 and December 31, 2007.

9.    Debt

        We had short-term borrowings of $803.2 million and $538.7 million with related average interest rates of 4.6% and 6.4% as of September 30, 2008 and December 31, 2007, respectively.

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

        Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2009 (previously set to commence on March 31, 2008, but adjusted as a result of our prepayment of all of the 2008 required payments in 2007) through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million, which began March 31, 2007 and continue through September 30, 2013, with the balance payable on December 20, 2013 and (4) a $300.0 million tranche A-1 term loan facility, requiring quarterly principal payments of $0.75 million, which began June 30, 2008 and continue through September 30, 2013, with the balance payable on December 20, 2013. The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement.

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2008 and December 31, 2007, we had $560.7 million and $227.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.6% and 7.4%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2008, letters of credit totaling $17.0 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.    Debt (Continued)

        Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. Borrowings under the tranche A-1 term loan facility bear interest based at our option, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of September 30, 2008 and December 31, 2007, the tranche A term loan facility bore interest at a rate of 4.4% and 5.7%, respectively, while the tranche B term loan facility bore interest at a rate of 4.7% and 6.4%, respectively. As of September 30, 2008, the tranche A-1 term loan facility bore interest at a rate of 7.2%. As of September 30, 2008 and December 31, 2007, we had $827.0 million of tranche A term loan facility principal outstanding, and $951.8 million and $960.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of September 30, 2008, we had $298.5 million of tranche A-1 term loan facility principal outstanding, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the nine months ended September 30, 2008 or for the period from March 20, 2007 through September 30, 2007. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million. As of September 30, 2008 and December 31, 2007, the fair value of the interest rate swap agreements was reflected as a $10.8 million liability and a $17.1 million liability, respectively, and was included in other current liabilities in the accompanying consolidated balance sheets.

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

        Our Credit Agreement contains numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.    Debt (Continued)

minimum coverage ratio of interest of 2.25x and a maximum leverage ratio of EBITDA (as defined in the Credit Agreement) to total debt less available cash of 3.75x.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% and the original termination date of the note, which was December 3, 2007, has been extended to September 1, 2009 by written amendments. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On August 1, 2007, we entered into a $4.0 million revolving note with LaSalle Bank, which was subsequently acquired by Bank of America (BofA), for the purpose of purchasing LaSalle Bank commercial paper or A1/P1 prime commercial paper (as defined in the revolving note). The proceeds of this note were not made generally available to us, but instead were deposited in an investment account maintained by LaSalle Bank and used and applied solely to purchase commercial paper. Borrowings under the revolving note bore interest at 0.25% and matured on August 1, 2008. The revolving note was not renewed. As of December 31, 2007, there were no amounts outstanding under this revolving note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with BofA for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by BofA and will be used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0% with a maturity date of February 28, 2009. As of September 30, 2008, there were no amounts outstanding under this revolving note.

        On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility will not be made generally available to us, but will instead be held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% with a maturity date of August 3, 2009. As of September 30, 2008, there were no amounts outstanding under this facility.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.    Debt (Continued)

        On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provided for a $250.0 million senior secured revolving line of credit and bore interest at the daily Chase London LIBOR rate plus 0.75%. On September 13, 2007, CBRE Melody entered into an amendment to its secured credit agreement with JP Morgan, which increased the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%. On November 30, 2007, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 31, 2008. This amendment also changed the interest rate to Chase London LIBOR plus 1.00% on amounts outstanding aggregating $250.0 million or less and Chase London LIBOR plus 1.10% on outstanding amounts in excess of $250.0 million. On April 16, 2008, CBRE Melody entered into an amendment which reduced the senior secured revolving line of credit from $350.0 million to $210.0 million, with borrowings up to $150.0 million bearing interest at LIBOR plus 1.00% and borrowings in excess of $150.0 million bearing interest at LIBOR plus 1.10%. On May 31, 2008, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 30, 2009.

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

        In February 2008, CBRE Melody established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. Each funding is separately approved on a transaction-by-transaction basis where Red Capital commits to purchase a 100% participation interest in qualifying mortgage loans that are subject to a rate-lock commitment from Freddie Mac or Fannie Mae. Under the arrangement, a participation is funded when a mortgage loan is originated, on a servicing retained basis, subject to CBRE Melody's obligation to repurchase the participation interest upon ultimate sale of the mortgage loan to Freddie Mac or Fannie Mae. Effective September 19, 2008, Red Capital established a new rate on borrowings at the National City Bank one-month internal funds transfer rate plus 1.75%.

        On April 16, 2008, CBRE Melody entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR rate plus 1.00% and expires on April 15, 2009.

        During the nine months ended September 30, 2008, we had a maximum of $390.2 million of warehouse lines of credit principal outstanding. As of September 30, 2008 and December 31, 2007, we had $226.1 million and $255.8 million of warehouse lines of credit principal outstanding, respectively,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.    Debt (Continued)

which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $226.1 million and $255.8 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2008 and December 31, 2007, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. Effective May 1, 2007, CBRE Melody executed an amendment which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. CBRE Melody executed several amendments, the last of which further extended the maturity date to May 30, 2009. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of September 30, 2008, borrowing capacity under this agreement, net of outstanding amounts drawn, was $32.7 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of September 30, 2008 and December 31, 2007, there was $5.9 million and $42.6 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have a final maturity date of June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $9.0 million and $11.2 million as of September 30, 2008 and December 31, 2007, respectively.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.    Debt (Continued)

previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2008 and December 31, 2007, $1.4 million and $1.9 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. One-half of the loan note is due on June 30, 2009, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at September 30, 2008 was $1.6 million.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding under this facility.

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

        We had outstanding letters of credit totaling $23.8 million as of September 30, 2008, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through August 2009.

        We had guarantees totaling $36.1 million as of September 30, 2008, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consisted of a $26.6 million guarantee of pension liabilities related to one of our defined benefit pension plans in the U.K. The remaining guarantees primarily included debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through December 2009. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of September 30, 2008, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price"

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.    Commitments and Contingencies (Continued)

contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        In January 2008, CBRE Melody entered into an agreement with Fannie Mae, under Fannie Mae's Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Melody originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing one-third of any losses on loans issued under the DUS program. CBRE Melody has funded loans subject to such loss sharing arrangements with unpaid principal balances of $300.1 million. Additionally, CBRE Melody has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $205.0 million. CBRE Melody, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2008, CBRE Melody only had $0.6 million of cash reserved under this arrangement.

        An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2008, we had committed $72.4 million to fund future co-investments.

        Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2008, we had committed to fund $13.9 million of additional capital to these unconsolidated subsidiaries.

11.    Stock-Based Compensation

  Stock Incentive Plans

2001 Stock Incentive Plan.    Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of September 30, 2008, outstanding stock options granted under the 2001 stock incentive plan to acquire 5,267,622 shares of our Class A common stock remain outstanding according to their terms, and we will

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.    Stock-Based Compensation (Continued)

continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. As of September 30, 2008, all options granted under this plan were fully vested and exercisable, except for 149,670 options which vest no later than the first quarter of 2009. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

         Second Amended and Restated 2004 Stock Incentive Plan.    Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, was amended and restated on April 14, 2005, was amended on September 6, 2006 and June 1, 2007, and was amended and restated again on June 2, 2008. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan, which increased by 10,000,000 shares to a total of 30,785,218 shares with our most recent amendment and restatement. For awards granted prior to June 2, 2008 under this plan, this share reserve was reduced by one share upon grant of an option or stock appreciation right, and was reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. For awards granted on or after June 2, 2008 under this plan, this share reserve is reduced by one share upon grant of all awards. In addition, full value awards, i.e., awards other than stock options and stock appreciation rights, are limited to no more than 75% of the total share reserve. Awards that expire, terminate or lapse will again be available for grant under this plan. Prior to June 2, 2008, pursuant to the terms of our original 2004 stock incentive plan, no employee was eligible to be granted options or stock appreciation rights covering more than 6,235,566 shares during any calendar year. This limitation was subject to a policy adopted by our board of directors, which stated that no person was eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 2,078,523 shares during any calendar year or to be granted any other form of stock award covering more than 1,039,260 shares during any calendar year. Effective June 2, 2008, no person is eligible to be granted awards in the aggregate covering more than 2,000,000 shares during any calendar year. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors may adjust outstanding awards to preserve the awards' benefits or potential benefits.

        As of September 30, 2008, 7,793,790 shares were subject to options issued under our 2004 stock incentive plan and 10,351,780 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during the nine months ended September 30, 2008 have exercise prices in the range of $13.29 to $22.00, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.    Stock-Based Compensation (Continued)

        A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,566,895	$9.38
Exercised	(827,104)	4.60
Granted	1,694,340	13.41
Forfeited	(333,606)	15.85
Expired	(39,113)	19.77

Outstanding at September 30, 2008	13,061,412	$9.99

Vested and expected to vest at September 30, 2008 (1)	12,816,466	$9.99

Exercisable at September 30, 2008	9,337,963	$7.01

    (1)
    The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

        Options outstanding at September 30, 2008 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	5,267,622	4.3	$1.92		5,117,952	$1.92
$6.33 - $7.46	1,990,406	1.0	7.44		1,990,406	7.44
$11.10 - $15.43	3,828,838	5.2	14.35		1,523,982	15.18
$22.00 - $25.67	865,634	5.0	23.47		425,710	23.51
$27.19 - $37.43	1,108,912	5.9	27.34		279,913	27.43

	13,061,412	4.2	$9.99	$72,503,850	9,337,963	$7.01	$70,564,010

        At September 30, 2008, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $72.4 million and 4.2 years, respectively.

        In accordance with SFAS No. 123 (Revised), "Share Based Payment," we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

        The total estimated grant date fair value of stock options that vested during the nine months ended September 30, 2008 was $11.4 million. The weighted average fair value of options granted by us was $6.54 and $12.35 for the three months ended September 30, 2008 and 2007, respectively, and $6.58 and $12.43 for the nine months ended September 30, 2008 and 2007, respectively. The fair value of

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.    Stock-Based Compensation (Continued)

each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.02%	4.13%	3.02%	4.14%
Expected volatility	51.97%	44.52%	51.97%	44.41%
Expected life	5 years	5 years	5 years	5 years

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

        Total compensation expense related to stock options was $3.3 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively, and $8.6 million and $7.1 million for the nine months ended September 30, 2008 and 2007, respectively. In addition, during the nine months ended September 30, 2007, we incurred $9.8 million of expense resulting from the acceleration of vesting of stock options in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options was approximately $26.7 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

        The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $12.0 million and $50.7 million, respectively. We recorded cash received from stock option exercises of $3.8 million and $9.1 million and related tax benefits of $4.3 million and $15.9 million during the nine months ended September 30, 2008 and 2007, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

        We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the nine months ended September 30, 2008, we granted non-vested stock awards of 2,371,987 shares, which primarily

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.    Stock-Based Compensation (Continued)

vest and are exercisable generally in equal annual increments over four years from the date of grant. During the nine months ended September 30, 2007, we granted non-vested stock awards of 819,679 shares, of which 57,902 shares were restricted stock awards which immediately vested at the date of grant, with the remaining shares primarily vesting and exercisable generally in equal annual increments over four years from the date of grant. In addition, we granted 529,907 and 297,779 of non-vested stock units to certain of our employees during the nine months ended September 30, 2008 and 2007, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Market Value Per Share
Balance at December 31, 2007	2,493,581	$26.52
Granted	2,901,894	14.40
Vested	(403,696)	22.88
Forfeited	(121,565)	25.84

Balance at September 30, 2008	4,870,214	$19.62

        Total compensation expense related to non-vested stock awards was $4.6 million and $12.7 million, respectively, for the three and nine months ended September 30, 2008. Total compensation expense was $3.3 million and $10.7 million, respectively, for the three and nine months ended September 30, 2007. Total compensation expense for the nine months ended September 30, 2007 includes $2.0 million of compensation expense related to the 57,902 shares of restricted stock, which immediately vested at the date of grant. In addition, during the nine months ended September 30, 2007, we incurred $1.0 million of expense resulting from the acceleration of vesting of non-vested stock awards in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $84.9 million, which is expected to be recognized over a weighted average period of approximately 4.4 years.

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

	Three Months Ended September 30,
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$40,373	203,680,475	$0.20	$114,947	230,997,817	$0.50

Diluted earnings per share:
Net income applicable to common stockholders	$40,373	203,680,475		$114,947	230,997,817
Dilutive effect of contingently issuable shares	—	181,707		—	575,457
Dilutive effect of stock options	—	3,844,068		—	5,877,590

Net income applicable to common stockholders	$40,373	207,706,250	$0.19	$114,947	237,450,864	$0.48

	Nine Months Ended September 30,
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$77,390	203,409,873	$0.38	$268,059	230,406,342	$1.16

Diluted earnings per share:
Net income applicable to common stockholders	$77,390	203,409,873		$268,059	230,406,342
Dilutive effect of contingently issuable shares	—	225,413		—	585,837
Dilutive effect of stock options	—	4,307,589		—	6,298,937

Net income applicable to common stockholders	$77,390	207,942,875	$0.37	$268,059	237,291,116	$1.13

        For the three and nine months ended September 30, 2008, options to purchase 5,665,228 shares and 3,646,166 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. There were 1,202,891 and 420,867 anti-dilutive shares for the three and nine months ended September 30, 2007, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Comprehensive (Loss) Income

        Comprehensive (loss) income consists of net income and other comprehensive (loss) income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, pension adjustments, unrealized gains (losses) on interest rate swaps and interest rate caps, and unrealized holding (losses) gains on available for sale securities. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

        The following table provides a summary of comprehensive (loss) income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$40,373	$114,947	$77,390	$268,059
Other comprehensive (loss) income:
Foreign currency translation (losses) gains and other	(67,010)	24,763	(48,178)	32,818
Pension adjustments, net of tax	—	16,713	—	17,227
Unrealized gains (losses) on interest rate swaps and interest rate caps, net	7,231	(10,969)	8,560	(2,683)
Unrealized holding (losses) gains on available for sale securities, net	(1,177)	(333)	(629)	604

Total other comprehensive (loss) income	(60,956)	30,174	(40,247)	47,966

Comprehensive (loss) income	$(20,583)	$145,121	$37,143	$316,025

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

        Net periodic pension benefit consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$—	$186	$—	$4,038
Interest cost	4,417	4,525	13,724	12,734
Expected return on plan assets	(4,675)	(5,057)	(14,517)	(13,712)
Curtailment gain	—	(9,988)	—	(9,988)
Amortization of prior service benefit	—	(4)	—	(441)
Amortization of unrecognized net loss (gain)	156	(2,627)	484	(1,685)

Net periodic pension benefit	$(102)	$(12,965)	$(309)	$(9,054)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Pensions (Continued)

        We contributed $0.7 million and $3.1 million to fund our pension plans during the three and nine months ended September 30, 2008, respectively. We expect to contribute a total of $4.5 million to fund our pension plans for the year ending December 31, 2008.

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

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at September 30, 2008
Lease termination costs	$14,517	$(4,140)	$10,377
Severance	1,005	(1,005)	—

Total merger-related charges	$15,522	$(5,145)	$10,377

16. Disposition of Real Estate

        Gains on disposition of real estate are recognized upon sale of the underlying project in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." We evaluate each real estate transaction to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for a sale based on an appropriate deferral method determined by the nature and extent of the buyer's investment and our continuing involvement. Our gain on disposition of real estate was $9.8 million and $13.8 million for the three and nine months ended September 30, 2008, respectively, and $16.1 million for the three and nine months ended September 30, 2007.

17. Discontinued Operations

        In the ordinary course of business of our Development Services segment, we sell real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with SFAS No. 144. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after sale, we are required to recognize operating profits or losses and gains or losses on sale of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Discontinued Operations (Continued)

discontinued operations for the three and nine months ended September 30, 2008 were as follows (dollars in thousands):

Revenue	$1,251
Costs and expenses:
Operating, administrative and other	659
Depreciation and amortization	92

Total costs and expenses	751
Gain on disposition of real estate	32,816

Operating income	33,316
Minority interest expense	16,523
Interest income	124
Interest expense	649

Income from discontinued operations, before provision for income taxes	16,268
Provision for income taxes	6,043

Income from discontinued operations, net of income taxes	$10,225

18. Sale of Savills plc

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

19. Liabilities Related to Acquisitions

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19. Liabilities Related to Acquisitions (Continued)

Crow Company Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at September 30, 2008
Costs associated with exiting contracts and other contractual obligations	$9,772	$(9,418)	$354
Lease termination costs	7,050	(3,087)	3,963
Legal settlements anticipated	3,819	(226)	3,593
Severance	1,984	(1,984)	—

	$22,625	$(14,715)	$7,910

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

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at September 30, 2008
Lease termination costs	$6,421	$(1,521)	$4,900
Legal settlements anticipated	2,143	(12)	2,131

	$8,564	$(1,533)	$7,031

        The remaining liability associated with items previously charged to merger-related charges in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at September 30, 2008
Lease termination costs	$10,799	$(2,261)	$8,538

20. Fair Value of Financial Instruments

        SFAS No. 157 requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

         Available for Sale Securities:    These investments are carried at their fair value. During the nine months ended September 30, 2008, we recorded a $4.6 million write-down of our investment in New City Residence Investment Corp. due to a decline in market valuation, which is recorded in other loss in the accompanying consolidated statements of operations. The fair value measurement utilized was the stock price quoted on the Tokyo Stock Exchange, which is included in Level 1 of the fair value hierarchy under SFAS No. 157.

         Short-Term Borrowings:    The majority of this balance represents our revolving credit facility and our warehouse lines of credit outstanding for CBRE Melody. Due to the variable interest rates of these instruments, fair value approximates carrying value (See Note 9).

         Senior Secured Term Loans, Long-Term Debt and Notes Payable on Real Estate:    Borrowings are floating rate instruments and we believe that for similar financial instruments with comparable credit risks, the stated interest rates as of September 30, 2008 (floating rates at spreads over a market rate index) approximate market rates. Accordingly, the carrying value is believed to approximate fair value (see Note 9).

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

21. Industry Segments (Continued)

        Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Americas	$816,225	$914,715	$2,385,227	$2,640,618
EMEA	271,686	320,208	814,185	876,374
Asia Pacific	141,452	134,460	434,551	350,222
Global Investment Management	39,823	99,098	122,058	268,526
Development Services	30,549	24,328	89,512	61,393

	$1,299,735	$1,492,809	$3,845,533	$4,197,133

Operating income (loss)
Americas	$67,831	$102,379	$177,383	$216,214
EMEA	18,218	66,042	53,442	164,167
Asia Pacific	5,124	18,266	39,104	52,800
Global Investment Management	20,719	20,760	19,516	87,965
Development Services	(3,517)	7,807	(22,889)	(14,148)

	108,375	215,254	266,556	506,998
Equity (loss) income from unconsolidated subsidiaries
Americas	(367)	5,813	(8,828)	15,455
EMEA	719	364	1,192	996
Asia Pacific	3	(6)	10	(24)
Global Investment Management	(1,310)	2,773	(14,119)	14,529
Development Services	(2,453)	(2,924)	(4,177)	5,228

	(3,408)	6,020	(25,922)	36,184
Minority interest expense (income)
Americas	660	753	1,240	1,237
EMEA	(693)	871	(1,123)	1,761
Asia Pacific	(514)	929	1,588	5,917
Global Investment Management	764	980	637	1,193
Development Services	(989)	6,159	(10,721)	2,319

	(772)	9,692	(8,379)	12,427
Other loss	—	—	4,607	37,534
Interest income	4,400	7,937	14,107	20,922
Interest expense	42,290	40,417	126,855	124,572

Income from continuing operations before provision for income taxes	$67,849	$179,102	$131,658	$389,571

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

22. New Accounting Pronouncements

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

22. New Accounting Pronouncements (Continued)

We are currently evaluating the disclosure impact of the adoption of SFAS No. 161 on our consolidated financial statements.

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other GAAP. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. We are currently evaluating the impact of the adoption of FSP No. 142-3 on our consolidated financial position and results of operations.

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

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

22. New Accounting Pronouncements (Continued)

earnings per share under the two-class method described in SFAS No. 128. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.

        In September 2008, the FASB issued EITF Issue No. 08-5, "Issuer's Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement." EITF Issue No. 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue No. 08-5 is effective for the first reporting period beginning after December 15, 2008, with early adoption permitted. We are currently assessing the impact of the adoption of EITF Issue No. 08-5 on our consolidated financial position and results of operations.

        In September 2008, the FASB issued FSP SFAS No. 133-1 and FASB Interpretation No. (FIN) 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." FSP No. 133-1 requires more extensive disclosures regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP No. 133-1 also amends FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP No. 133-1 also clarifies the effective date of SFAS No. 161, by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. We are currently evaluating the disclosure impact of adoption of FSP No. 133-1 on our consolidated financial statements.

        In October 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial position or results of operations.

23. Subsequent Event

        On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or to terminate our U.S. deferred compensation plans, subject to applicable regulatory requirements. We have notified participants that we will be modifying the plans pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new elections prior to year-end to receive distributions of plan assets at dates they specify in 2009. Upon the completion of the distribution process, we anticipate that we will terminate the plans. These actions are expected to accelerate future distributions from the plans of cash and shares of our Class A common stock to the participants of such plans but will not have any material effect on our statement of operations. The plans are substantially fully-funded and the shares to be distributed are included in our earnings per share calculations. Upon distribution to the participants, we expect to receive a tax deduction of approximately $100.0 million in 2009.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended September 30, 2008, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

        In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fourth quarter and beyond. See "Forward-Looking Statements."

Overview

        We are the world's largest commercial real estate services firm, based on 2007 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2007, excluding affiliate offices, we operated more than 300 offices worldwide with over 29,000 employees providing commercial real estate services under the "CB Richard Ellis" brand name and development services under the "Trammell Crow" brand name. Our business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, commercial property and corporate facilities management, valuation, real estate investment management, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions and proprietary research. We generate revenues on a per project or transactional basis and from contractual management fees. In 2006, we became the first commercial real estate services company included in the S&P 500. In both 2007 and 2008, we were included on both the Fortune list of Fastest Growing U.S. Companies and the Business Week list of 50 "Best in Class" companies across all industries. In 2008, we also became the first commercial real estate services company in the Fortune 500, debuting at #404.

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

  Macroeconomic Conditions

        Economic trends and government policies directly affect our operations as well as global and regional commercial real estate markets generally. These include: overall economic activity and employment growth, interest rate levels, the availability of credit to finance transactions and the impact of tax and regulatory policies. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States, unemployment, the prospects of a global recession and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the credit, mortgage and real estate markets. Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, has affected and may continue to negatively affect the performance of many of our business lines. Weak economic conditions have resulted and may continue to result in a general decrease in transaction activity and decline in rents and property values, which, in turn, has reduced and may continue to reduce revenue from property management fees and from brokerage commissions derived from property sales and leases. In addition, these conditions could lead to continued declines in funds invested in commercial real estate and related assets. A sustained economic downturn or a significant increase in interest rates or the absence of reasonably priced debt financing has reduced and may continue to reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business.

        Adverse changes in economic conditions would also affect our compensation expense, which is structured to decrease in line with any decrease in revenues. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe, our management can look to improve operational performance by reducing discretionary bonuses, curtailing capital expenditures, adjusting overall staffing levels and implementing other measures to cut operating expenses. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our financial condition and results of operations.

        Beginning in 2003, economic conditions in the Americas, our largest segment in terms of revenue, rebounded from the economic downturn in 2001 and 2002. The recovery, which positively impacted the commercial real estate market generally, continued through the second quarter of 2007, helping our Americas segment's revenue, particularly leasing and sales revenue, to improve. Since the third quarter of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors, but eventually encompassing virtually all segments of the economy. These stresses led to a severe global financial dislocation late in the third quarter of 2008, which caused credit markets to freeze and assets of all types—the riskiest to the most secure—to significantly decrease in value due to the pervasive loss of investor confidence. These conditions have also led to increasingly negative job growth thus far in 2008, and a contraction of overall economic activity in the third quarter, resulting in a general decline in leasing activity and an accelerating increase in vacancy rates across the United States. U.S. investment sales activity declined sharply beginning in late 2007 and has remained at weak levels to date in 2008 due to the absence of reasonably priced debt financing, and growing investor reluctance to commit to purchase property in the face of market uncertainty. These adverse conditions also began to affect our Development Services and Global Investment Management businesses in the United States beginning in 2008 as opportunities for dispositions of assets held by these business segments were markedly reduced. A rebound of the U.S. sales, leasing, Development Services and Global Investment Management businesses will depend upon credit markets returning to more normalized conditions, and the U.S. economy resuming its growth.

        The weakening capital markets trend experienced in the United States began to manifest in the United Kingdom in late 2007, and in continental Europe beginning in early 2008. As a result, investment sales and global investment management activities in Europe slowed markedly and worsened further in the third quarter of 2008. Declining economic activity in Europe also resulted in lower levels of leasing activity beginning in the second quarter of 2008. The markets in Asia Pacific also began to experience progressively more severe effects from the global credit market difficulties and worldwide economic slowdown, as reflected in lower investment sales activity beginning in the second quarter of 2008 and further softening in the third quarter of 2008.

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

        Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective early repayment and retirement of indebtedness. For example, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. Additionally, we repaid $286.0 million of our senior secured term loans during the year ended December 31, 2007. Our management generally expects to continue to look for opportunities to reduce our debt in the future.

        Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business. Our Credit Agreement contains financial covenants that currently require us to maintain a minimum coverage ratio of interest of 2.25x and a maximum leverage ratio of EBITDA (as defined in our Credit Agreement) to total debt less available cash of 3.75x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. If our EBITDA continues to decline in future periods as it has in recent periods, we may be unable to comply with these financial covenants under our Credit Agreement.

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

        Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offering. Our acquirees have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates which, in some cases, held an equity interest. During the nine months ended September 30, 2008, we completed 14 acquisitions with an aggregate purchase price of approximately $139 million. These included two notable acquisitions within our EMEA segment: the acquisition of Eurisko Consulting SRL, the largest independent commercial real estate services company in Romania, which extends our ability to deliver the premier commercial real estate services offering across Central and Eastern

Europe; and the acquisition of CB Richard Ellis Cederholm A/S, an affiliate company in Denmark, which significantly strengthens our platform in Scandinavia by giving us a wholly-owned position in one of the region's most active property markets. In 2007, we completed 14 acquisitions with an aggregate purchase price of approximately $108 million.

        Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2007, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through September 30, 2008, we have incurred expenses of $41.9 million related to Insignia and $49.9 million related to Trammell Crow Company in connection with the integration of these companies' business lines, as well as accounting and other systems, into our own. During the nine months ended September 30, 2008, we incurred $11.4 million related to the acquisitions of Insignia and Trammell Crow Company, as well as $1.1 million of integration expenses associated with other acquisitions completed in 2005 through 2008. We expect to incur total integration expenses of approximately $16 million during 2008, which include residual Insignia-related integration costs, integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to our strategic in-fill acquisitions in 2005 through 2008.

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

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended September 30, 2008.

        Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," requires us to perform at least an annual assessment of impairment of goodwill and other intangible assets deemed to have indefinite useful lives based on assumptions and estimates of fair value and future cash flow information. We are currently in the process of performing our annual assessment as of October 1, 2008. Based on our preliminary review, we believe that there may be impairment charges forthcoming, most likely in our Americas and Development Services segments, in the fourth quarter of 2008. Given the complexity of this assessment, the final results are not yet completed and therefore any impairment is not yet probable or estimable. This assessment will be completed by December 31, 2008 and we will record impairment charges, if any, as required by such assessment once it is finalized.

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

Results of Operations

        The following table sets forth items derived from the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Revenue	$1,299,735	100.0%	$1,492,809	100.0%	$3,845,533	100.0%	$4,197,133	100.0%
Costs and expenses:
Cost of services	755,362	58.1	791,852	53.0	2,197,013	57.1	2,233,130	53.2
Operating, administrative and other	420,352	32.3	468,375	31.4	1,321,536	34.4	1,350,066	32.2
Depreciation and amortization	25,412	2.0	28,311	1.9	74,236	1.9	83,190	2.0
Merger-related charges	—	—	5,092	0.4	—	—	39,824	0.9

Total costs and expenses	1,201,126	92.4	1,293,630	86.7	3,592,785	93.4	3,706,210	88.3
Gain on disposition of real estate	9,766	0.7	16,075	1.1	13,808	0.3	16,075	0.4

Operating income	108,375	8.3	215,254	14.4	266,556	6.9	506,998	12.1
Equity (loss) income from unconsolidated subsidiaries	(3,408)	(0.3)	6,020	0.4	(25,922)	(0.7)	36,184	0.9
Minority interest (income) expense	(772)	(0.1)	9,692	0.6	(8,379)	(0.2)	12,427	0.3
Other loss	—	—	—	—	4,607	0.1	37,534	0.9
Interest income	4,400	0.3	7,937	0.5	14,107	0.4	20,922	0.5
Interest expense	42,290	3.2	40,417	2.7	126,855	3.3	124,572	3.0

Income from continuing operations before provision for income taxes	67,849	5.2	179,102	12.0	131,658	3.4	389,571	9.3
Provision for income taxes	37,701	2.9	64,155	4.3	64,493	1.7	121,512	2.9

Income from continuing operations	30,148	2.3	114,947	7.7	67,165	1.7	268,059	6.4
Income from discontinued operations, net of income taxes	10,225	0.8	—	—	10,225	0.3	—	—

Net income	$40,373	3.1%	$114,947	7.7%	$77,390	2.0%	$268,059	6.4%

EBITDA (1)	$148,036	11.4%	$239,893	16.1%	$335,527	8.7%	$576,411	13.7%

(1)
Includes EBITDA related to discontinued operations of $16.9 million for the three and nine months ended September 30, 2008.

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

        EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$40,373	$114,947	$77,390	$268,059
Add:
Depreciation and amortization (1)	25,504	28,311	74,328	83,190
Interest expense (2)	42,939	40,417	127,504	124,572
Provision for income taxes (3)	43,744	64,155	70,536	121,512
Less:
Interest income (4)	4,524	7,937	14,231	20,922

EBITDA (5)	$148,036	$239,893	$335,527	$576,411

(1)
Includes depreciation and amortization related to discontinued operations of $0.1 million for the three and nine months ended September 30, 2008.

(2)
Includes interest expense related to discontinued operations of $0.6 million for the three and nine months ended September 30, 2008.

(3)
Includes provision for income taxes related to discontinued operations of $6.0 million for the three and nine months ended September 30, 2008.

(4)
Includes interest income related to discontinued operations of $0.1 million for the three and nine months ended September 30, 2008.

(5)
Includes EBITDA related to discontinued operations of $16.9 million for the three and nine months ended September 30, 2008.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

        We reported consolidated net income of $40.4 million for the three months ended September 30, 2008 on revenue of $1.3 billion as compared to consolidated net income of $114.9 million on revenue of $1.5 billion for the three months ended September 30, 2007.

        Our revenue on a consolidated basis for the three months ended September 30, 2008 decreased by $193.1 million, or 12.9%, as compared to the three months ended September 30, 2007. This decrease was primarily driven by weak sales activity brought about by the global credit market turmoil, and soft leasing performance reflecting weaker economic conditions, particularly in the United States and the United Kingdom. Constraints in the capital markets also adversely affected the achievement of incentive based revenues in our Global Investment Management segment. These declines were partially offset by the continued strong growth in outsourcing revenue. Foreign currency translation had a $20.4 million positive impact on total revenue during the three months ended September 30, 2008.

        Our cost of services on a consolidated basis decreased by $36.5 million, or 4.6%, during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the overall decrease was primarily driven by the decrease in revenue. Partially offsetting this decline was an increase in reimbursable expenses within our outsourcing operations as well as increased compensation expense in our EMEA and Asia Pacific segments due to acquisitions and growth of our platform. Foreign currency translation had an $11.1 million negative impact on cost of services during the three months ended September 30, 2008. Cost of services as a percentage of revenue increased from 53.0% for the three months ended September 30, 2007 to 58.1% for the three months ended September 30, 2008. This increase was mainly due to a shift in the mix of revenues with outsourcing, including reimbursables growth, comprising a greater portion of the total as well as a lower portion of revenue being non-commissionable. The aforementioned increase in compensation expense also contributed to the higher cost of services as a percentage of revenue.

        Our operating, administrative and other expenses on a consolidated basis decreased by $48.0 million, or 10.3%, during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease was largely attributable to lower incentive compensation expense, including bonuses and carried interest expense (within our Global Investment Management segment), as well as the result of cost reduction steps taken earlier this year, including cuts of travel and marketing costs. Foreign currency translation had a $9.4 million negative impact on total operating expenses during the three months ended September 30, 2008. Operating expenses as a percentage of revenue increased from 31.4% for the three months ended September 30, 2007 to 32.3% for the three months ended September 30, 2008, primarily attributable to the greater decline in revenue as compared to the decline in operating expenses.

        Our depreciation and amortization expense on a consolidated basis decreased by $2.9 million, or 10.2%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease was primarily driven by lower amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. As of December 31, 2007, the intangible asset representing the net revenue backlog acquired in the Trammell Crow Company Acquisition was fully amortized. Partially offsetting the decrease versus the prior year was higher depreciation expense mainly resulting from increased capital expenditures in connection with recent acquisitions.

        Our merger-related charges on a consolidated basis were $5.1 million for the three months ended September 30, 2007. These charges primarily consisted of severance, lease termination and consulting costs, all of which were attributable to the Trammell Crow Company Acquisition.

        Our gain on disposition of real estate on a consolidated basis decreased by $6.3 million, or 39.2%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease resulted from activity within our Development Services segment. However, when combined with gains included within "discontinued operations" in the current year period, our year-over-year total gain from disposition of real estate has increased from the prior year period by $26.5 million, or 164.9%.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis was $3.4 million for the three months ended September 30, 2008 as compared to equity income from unconsolidated subsidiaries of $6.0 million for the three months ended September 30, 2007. The loss was primarily due to a $4.1 million write-down of our investment in CBRE Realty Finance attributable to a decline in market valuation. The income in the prior year period was mainly due to dispositions within selected funds in our Global Investment Management segment, which did not recur in the current year period.

        Our minority interest income on a consolidated basis was $0.8 million for the three months ended September 30, 2008 as compared to minority interest expense of $9.7 million for the three months ended September 30, 2007. This variance primarily resulted from activity within our Development Services segment. However, when combined with minority interest activity included within

"discontinued operations" in the current year period within our Development Services segment, total minority interest expense has increased $6.1 million, or 62.5%, over the prior year period.

        Our consolidated interest income was $4.4 million for the three months ended September 30, 2008, a decrease of $3.5 million, or 44.6%, as compared to the three months ended September 30, 2007. This decrease was mainly driven by lower interest income earned in our Americas segment primarily resulting from higher average cash balances in the prior year period as a result of cash received on the sale of Trammell Crow Company's interest in Savills plc and interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock. Also contributing to the decrease was lower interest income earned in our EMEA segment as a result of higher average cash balances in the prior year period.

        Our consolidated interest expense increased $1.9 million for the three months ended September 30, 2008, or 4.6%, as compared to the three months ended September 30, 2007. The increase was primarily due to higher interest expense associated with our Credit Agreement, largely due to higher average debt balances outstanding.

        Our provision for income taxes on a consolidated basis was $37.7 million for the three months ended September 30, 2008 as compared to $64.2 million for the three months ended September 30, 2007. The decrease in the provision for income taxes was mainly attributable to the decrease in pre-tax income as compared to 2007. Our effective tax rate increased to 55.6% for the three months ended September 30, 2008 from 35.8% for the three months ended September 30, 2007. The increase in our effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings as well as due to a greater impact in the current year of losses sustained where no tax benefit can be provided.

        Our consolidated income from discontinued operations, net of income taxes, was $10.2 million for the three months ended September 30, 2008. This income resulted from activity within our Development Services segment.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

        We reported consolidated net income of $77.4 million for the nine months ended September 30, 2008 on revenue of $3.8 billion as compared to consolidated net income of $268.1 million on revenue of $4.2 billion for the nine months ended September 30, 2007.

        Our revenue on a consolidated basis for the nine months ended September 30, 2008 decreased by $351.6 million, or 8.4%, as compared to the nine months ended September 30, 2007. This was primarily the result of significantly lower sales activity brought about by the global credit market turmoil and lower carried interest revenue and incentive fees in our Global Investment Management segment driven by constraints in the capital markets. These declines were partially offset by the continued strong growth in outsourcing revenue. Foreign currency translation had a $105.0 million positive impact on total revenue during the nine months ended September 30, 2008.

        Our cost of services on a consolidated basis decreased by $36.1 million, or 1.6%, during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. These decreases were offset by an increase in reimbursable expenses within our outsourcing operations as well as increased compensation expense in our EMEA and Asia Pacific segments due to acquisitions and investment in growth of our platform. Foreign currency translation had a $56.2 million negative impact on cost of services during the nine months ended September 30, 2008. Cost of services as a percentage of revenue increased from 53.2% for the nine months ended September 30, 2007 to 57.1% for the nine months ended September 30, 2008. This increase was mainly due to a shift in the mix of revenues with outsourcing, including reimbursables growth, comprising a greater portion of the total and a lower portion of revenue being non-commissionable as well as the aforementioned increase in compensation expense.

        Our operating, administrative and other expenses on a consolidated basis decreased by $28.5 million, or 2.1%, during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease was primarily driven by lower incentive compensation expense, including bonuses and carried interest expense (within our Global Investment Management segment), partially offset by higher salaried personnel, mostly due to acquisitions, increased technology spending and higher occupancy costs coming from new offices in international growth markets. Foreign currency translation had a $39.4 million negative impact on total operating expenses during the nine months ended September 30, 2008. Operating expenses as a percentage of revenue increased from 32.2% for the nine months ended September 30, 2007 to 34.4% for the nine months ended September 30, 2008, primarily driven by the greater decline in revenue as compared to the decline in operating expenses.

        Our depreciation and amortization expense on a consolidated basis decreased by $9.0 million, or 10.8%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease was primarily driven by lower amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. Partially offsetting the decrease versus the prior year was higher depreciation expense mainly resulting from increased capital expenditures in connection with recent acquisitions.

        Our merger-related charges on a consolidated basis were $39.8 million for the nine months ended September 30, 2007. These charges primarily consisted of severance, lease termination and consulting costs, all of which were attributable to the Trammell Crow Company Acquisition.

        Our gain on disposition of real estate on a consolidated basis decreased by $2.3 million, or 14.1%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease primarily resulted from activity within our Development Services segment. However, when combined with gains included within "discontinued operations" in the current year period, our year-over-year total gain from disposition of real estate has increased from the prior year period by $30.5 million, or 190.0%.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis was $25.9 million for the nine months ended September 30, 2008 as compared to equity income from unconsolidated subsidiaries of $36.2 million for the nine months ended September 30, 2007. The loss in the current year was primarily attributable to a $14.7 million write-down of our investment in CBRE Realty Finance attributable to a decline in market valuation as well as a $7.3 million write-down resulting from a decline in value of an investment maintained within our Global Investment Management segment. The income in the prior year period was mainly due to dispositions within selected funds in our Global Investment Management segment as well as equity income generated by our Development Services segment, both of which did not recur in the current year.

        Our minority interest income on a consolidated basis was $8.4 million for the nine months ended September 30, 2008 as compared to minority interest expense of $12.4 million for the nine months ended September 30, 2007. This variance primarily resulted from activity within our Development Services segment. However, when combined with minority interest activity included within "discontinued operations" within our Development Services segment, minority interest expense has decreased by $4.3 million, or 34.5%, versus the prior year period.

        Our other loss on a consolidated basis was $4.6 million for the nine months ended September 30, 2008 as compared to $37.5 million for the nine months ended September 30, 2007. The loss in the current year related to the write-down of an investment maintained within our Global Investment

Management segment due to a decline in market valuation. Our other loss of $37.5 million in the prior year primarily related to the sale of Trammell Crow Company's approximately 19% ownership interest in Savills plc, a real estate services company based in the United Kingdom. This sale resulted in a pre-tax loss of $34.9 million, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market.

        Our consolidated interest income was $14.1 million during the nine months ended September 30, 2008, a decrease of $6.8 million, or 32.6%, as compared to the nine months ended September 30, 2007. This decrease was mainly driven by lower interest income earned in our Americas segment primarily resulting from higher average cash balances in the prior year period as a result of cash received on the sale of Trammell Crow Company's interest in Savills plc and interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock.

        Our consolidated interest expense increased $2.3 million during the nine months ended September 30, 2008, or 1.8%, as compared to the nine months ended September 30, 2007. The increase was primarily due to higher interest expense incurred within our Development Services segment, partially mitigated by lower interest expense associated with our Credit Agreement, as lower interest rates more than offset the impact of higher average debt balances outstanding.

        Our provision for income taxes on a consolidated basis was $64.5 million for the nine months ended September 30, 2008 as compared to $121.5 million for the nine months ended September 30, 2007. The decrease in the provision for income taxes was mainly attributable to the decrease in pre-tax income as compared to 2007. Our effective tax rate increased to 49.0% for the nine months ended September 30, 2008 from 31.2% for the nine months ended September 30, 2007. The increase in our effective tax rate was primarily attributable to the change in our mix of domestic and foreign earnings, a greater impact in the current year of losses sustained where no tax benefit can be provided and the reversal of an uncertain tax position in the prior year.

Segment Operations

        The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Americas
Revenue	$816,225	100.0%	$914,715	100.0%	$2,385,227	100.0%	$2,640,618	100.0%
Costs and expenses:
Cost of services	515,987	63.2	566,781	62.0	1,488,010	62.4	1,616,568	61.2
Operating, administrative and other	218,216	26.8	222,499	24.3	675,674	28.3	711,834	27.0
Depreciation and amortization	14,191	1.7	18,777	2.0	44,160	1.9	56,991	2.2
Merger-related charges	—	—	4,279	0.5	—	—	39,011	1.4

Operating income	$67,831	8.3%	$102,379	11.2%	$177,383	7.4%	$216,214	8.2%

EBITDA	$80,995	9.9%	$126,216	13.8%	$211,475	8.9%	$249,889	9.5%

EMEA
Revenue	$271,686	100.0%	$320,208	100.0%	$814,185	100.0%	$876,374	100.0%
Costs and expenses:
Cost of services	155,645	57.3	153,394	47.9	460,650	56.6	440,596	50.3
Operating, administrative and other	94,401	34.7	96,830	30.2	289,686	35.6	261,591	29.8
Depreciation and amortization	3,422	1.3	3,129	1.0	10,407	1.2	9,207	1.1
Merger-related charges	—	—	813	0.3	—	—	813	0.1

Operating income	$18,218	6.7%	$66,042	20.6%	$53,442	6.6%	$164,167	18.7%

EBITDA	$23,052	8.5%	$68,664	21.4%	$66,164	8.1%	$172,609	19.7%

Asia Pacific
Revenue	$141,452	100.0%	$134,460	100.0%	$434,551	100.0%	$350,222	100.0%
Costs and expenses:
Cost of services	83,730	59.2	71,677	53.3	248,353	57.2	175,966	50.2
Operating, administrative and other	49,111	34.7	42,776	31.8	139,982	32.2	116,687	33.3
Depreciation and amortization	3,487	2.5	1,741	1.3	7,112	1.6	4,769	1.4

Operating income	$5,124	3.6%	$18,266	13.6%	$39,104	9.0%	$52,800	15.1%

EBITDA	$9,128	6.5%	$19,072	14.2%	$44,638	10.3%	$51,628	14.7%

Global Investment Management
Revenue	$39,823	100.0%	$99,098	100.0%	$122,058	100.0%	$268,526	100.0%
Costs and expenses:
Operating, administrative and other	18,398	46.2	77,672	78.4	100,189	82.1	178,623	66.5
Depreciation and amortization	706	1.8	666	0.7	2,353	1.9	1,938	0.7

Operating income	$20,719	52.0%	$20,760	20.9%	$19,516	16.0%	$87,965	32.8%

EBITDA	$19,351	48.6%	$23,219	23.4%	$2,506	2.1%	$103,239	38.4%

Development Services
Revenue	$30,549	100.0%	$24,328	100.0%	$89,512	100.0%	$61,393	100.0%
Costs and expenses:
Operating, administrative and other	40,226	131.7	28,598	117.6	116,005	129.6	81,331	132.5
Depreciation and amortization	3,606	11.8	3,998	16.4	10,204	11.4	10,285	16.7
Gain on disposition of real estate	9,766	32.0	16,075	66.1	13,808	15.4	16,075	26.2

Operating (loss) income	$(3,517)	(11.5)%	$7,807	32.1%	$(22,889)	(25.6)%	$(14,148)	(23.0)%

EBITDA (1)	$15,510	50.8%	$2,722	11.2%	$10,744	12.0%	$(954)	(1.6)%

(1)
Includes EBITDA related to discontinued operations of $16.9 million for the three and nine months ended September 30, 2008.

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

        Net interest expense has been expensed in the segment incurred. Provision (benefit) for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Americas
Net income	$30,181	$41,783	$56,470	$66,404
Add:
Depreciation and amortization	14,191	18,777	44,160	56,991
Interest expense	33,350	32,474	100,255	108,735
Royalty and management service income	(6,793)	—	(17,721)	—
Provision for income taxes	12,056	37,124	33,474	29,729
Less:
Interest income	1,990	3,942	5,163	11,970

EBITDA	$80,995	$126,216	$211,475	$249,889

EMEA
Net income	$2,467	$52,347	$25,431	$129,849
Add:
Depreciation and amortization	3,422	3,129	10,407	9,207
Interest expense	1,205	214	2,172	713
Royalty and management service expense	4,270	—	10,158	—
Provision for income taxes	12,434	14,884	21,108	41,293
Less:
Interest income	746	1,910	3,112	8,453

EBITDA	$23,052	$68,664	$66,164	$172,609

Asia Pacific
Net (loss) income	$(3,859)	$11,327	$9,519	$28,802
Add:
Depreciation and amortization	3,487	1,741	7,112	4,769
Interest expense	1,497	910	4,389	2,478
Royalty and management service expense	2,176	—	6,401	—
Provision for income taxes	5,947	5,212	18,036	15,872
Less:
Interest income	120	118	819	293

EBITDA	$9,128	$19,072	$44,638	$51,628

Global Investment Management
Net income (loss)	$6,924	$12,271	$(5,185)	$55,797
Add:
Depreciation and amortization	706	666	2,353	1,938
Interest expense	421	1,100	1,788	2,739
Royalty and management service expense	347	—	1,162	—
Provision for income taxes	10,961	9,461	3,190	43,621
Less:
Interest income	8	279	802	856

EBITDA	$19,351	$23,219	$2,506	$103,239

Development Services
Net income (loss)	$4,660	$(2,781)	$(8,845)	$(12,793)
Add:
Depreciation and amortization (1)	3,698	3,998	10,296	10,285
Interest expense (2)	6,466	5,677	18,900	14,418
Provision (benefit) for income taxes (3)	2,346	(2,526)	(5,272)	(9,003)
Less:
Interest income (4)	1,660	1,646	4,335	3,861

EBITDA (5)	$15,510	$2,722	$10,744	$(954)

(1)
Includes depreciation and amortization related to discontinued operations of $0.1 million for the three and nine months ended September 30, 2008.

(2)
Includes interest expense related to discontinued operations of $0.6 million for the three and nine months ended September 30, 2008.

(3)
Includes provision for income taxes related to discontinued operations of $6.0 million for the three and nine months ended September 30, 2008.

(4)
Includes interest income related to discontinued operations of $0.1 million for the three and nine months ended September 30, 2008.

(5)
Includes EBITDA related to discontinued operations of $16.9 million for the three and nine months ended September 30, 2008.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Americas

        Revenue decreased by $98.5 million, or 10.8%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The continued strong growth of our outsourcing business only partially offset weaker sales, appraisal and commercial mortgage brokerage activity brought about by the credit market turmoil as well as reduced leasing activity due to the economic downturn. Foreign currency translation had a $4.4 million positive impact on total revenue during the three months ended September 30, 2008.

        Cost of services decreased by $50.8 million, or 9.0%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This was primarily due to lower commission expense resulting from lower sales and lease transaction revenue, partially offset by an increase in costs related to our outsourcing operations, including the impact of acquisitions. Foreign currency translation had a $1.8 million negative impact on cost of services during the three months ended September 30, 2008. Cost of services as a percentage of revenue increased from 62.0% for the three months ended September 30, 2007 to 63.2% for the three months ended September 30, 2008, primarily due to the above mentioned increase in costs associated with our outsourcing operations, as our business mix shifted more towards outsourcing services, as well as the greater reduction in overall revenue as compared to the decline in cost of services.

        Operating, administrative and other expenses decreased $4.3 million, or 1.9%, mainly the result of cost reduction steps taken earlier this year, including cuts of travel and marketing costs. Foreign currency translation had a $1.8 million negative impact on total operating expenses during the three months ended September 30, 2008.

EMEA

        Revenue decreased by $48.5 million, or 15.2%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The growth of our outsourcing business in several countries, particularly in the United Kingdom, Russia, France, Germany and the Netherlands, was more than offset by lower sales and leasing transaction revenue throughout most of the region. Foreign currency translation had a $9.1 million positive impact on total revenue during the three months ended September 30, 2008.

        Cost of services increased $2.3 million, or 1.5%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was mainly driven by higher producer compensation expense reflecting investments in headcount and acquisitions related to the growth and diversification of our operations in this region as well as a curtailment gain of $10.0 million recognized in the prior year period as a result of the freezing of our U.K. defined benefit pension plans. These increases were mostly offset by lower producer bonuses as a result of reduced revenue. Foreign currency translation had a $5.5 million negative impact on cost of services during the three months ended September 30, 2008. Cost of services as a percentage of revenue increased from 47.9% for the three months ended September 30, 2007 to 57.3% for the three months ended September 30, 2008, primarily driven by a sharp decline in revenue.

        Operating, administrative and other expenses decreased by $2.4 million, or 2.5%, mainly driven by reduced bonuses due to lower results. Foreign currency translation had a $4.1 million negative impact on total operating expenses during the three months ended September 30, 2008.

Asia Pacific

        Revenue increased by $7.0 million, or 5.2%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Except for sales, most business lines showed improvement, particularly in Australia, China, Japan and Korea. The acquisition of a majority interest in CBRE India during the latter part of the third quarter of 2007 also contributed to the revenue growth. Foreign currency translation had a $6.4 million positive impact on total revenue during the three months ended September 30, 2008.

        Cost of services increased by $12.1 million, or 16.8%, mainly due to increased producer compensation expense driven by increased headcount, largely due to acquisitions. Higher costs associated with our outsourcing operations also contributed to the increase. Foreign currency translation had a $3.8 million negative impact on cost of services for the three months ended September 30, 2008. Cost of services as a percentage of revenue increased from 53.3% for the three months ended September 30, 2007 to 59.2% for the three months ended September 30, 2008, primarily driven by the shift in our business mix more towards outsourcing services, as well as the aforementioned headcount increases, largely due to acquisitions.

        Operating, administrative and other expenses increased by $6.3 million, or 14.8%, primarily due to an increase in costs attributable to investment in growth of the business, including the impact of in-fill acquisitions. Foreign currency translation had a $2.6 million negative impact on total operating expenses during the three months ended September 30, 2008.

Global Investment Management

        Revenue decreased by $59.3 million, or 59.8%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to lower incentive fees in the United States as well as lower carried interest revenue recognized in the current year quarter, all of which were adversely affected by constraints in the capital markets. Foreign currency translation had a $0.5 million positive impact on total revenue during the three months ended September 30, 2008.

        Operating, administrative and other expenses decreased by $59.3 million, or 76.3%, primarily due to lower bonuses due to the reduced revenues. Also contributing to the decrease was lower carried interest incentive compensation expense recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, including the net reversal of previously accrued carried interest incentive compensation of $15.3 million in the current year period. Foreign currency translation had a $0.9 million negative impact on total operating expenses during the three months ended September 30, 2008.

        Total assets under management (AUM) decreased by 6% during the current year period primarily due to valuation declines in the U.K. portfolio. At $40.9 billion, AUM increased 8% from year-end 2007, reflecting active fundraising efforts and acquisition programs.

        AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Development Services

        Revenue increased by $6.2 million, or 25.6%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily driven by construction revenue.

        Operating, administrative and other expenses increased by $11.6 million, or 40.7%, primarily due to an increase in job construction costs, which correlated with the above mentioned revenue increase, as well as an increase in real estate operating expenses.

        Development projects in process as of September 30, 2008 totaled $6.3 billion, down slightly from both year ago levels and from year-end 2007. The inventory of pipeline deals as of September 30, 2008 stood at $3.4 billion.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Americas

        Revenue decreased by $255.4 million, or 9.7%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The continued growth of our outsourcing business was more than offset by the impact of lower sales, appraisal and commercial mortgage brokerage activity brought about by the credit market turmoil as well as reduced leasing activity due to the economic downturn. Foreign currency translation had a $20.3 million positive impact on total revenue during the nine months ended September 30, 2008.

        Cost of services decreased by $128.6 million, or 8.0%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to lower commission expense resulting from lower sales and lease transaction revenue, partially offset by an increase in costs related to our outsourcing operations, including the impact of acquisitions. Foreign currency translation had a $10.4 million negative impact on cost of services during the nine months ended September 30, 2008. Cost of services as a percentage of revenue increased from 61.2% for the nine months ended September 30, 2007 to 62.4% for the nine months ended September 30, 2008, primarily due to the above mentioned increase in costs associated with our outsourcing operations, as our business mix shifted more towards outsourcing services, as well as the greater reduction in overall revenue as compared to the decline in cost of services.

        Operating, administrative and other expenses decreased $36.2 million, or 5.1%, mainly driven by lower payroll-related costs, including bonuses, as well as the result of cost containment measures put in place in the current year period, including lower travel and marketing costs. These reductions were partially offset by increases generally related to acquisitions, occupancy and technology costs. Foreign currency translation had a $7.7 million negative impact on total operating expenses during the nine months ended September 30, 2008.

EMEA

        Revenue decreased by $62.2 million, or 7.1%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Continued lower sales transaction revenue was partially offset by improvements in other business lines in various countries, including France and Russia as well as initial contributions from operations in Romania and Denmark, acquired in 2008. Foreign currency translation had a $48.1 million positive impact on total revenue during the nine months ended September 30, 2008 due to the strength of the Euro and British pound sterling against the U.S. dollar.

        Cost of services increased $20.1 million, or 4.6%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Cost of services as a percentage of revenue increased from 50.3% for the nine months ended September 30, 2007 to 56.6% for the nine months ended September 30, 2008. These increases mainly reflected higher producer compensation expense resulting from investments in headcount and acquisitions related to our efforts to grow and diversify operations in this region as well as a curtailment gain of $10.0 million recognized in the prior year period as a result of the freezing of our U.K. defined benefit pension plans. These increases were partially offset by lower producer bonuses as a result of reduced revenue. Foreign currency translation had a $27.5 million negative impact on cost of services during the nine months ended September 30, 2008.

        Operating, administrative and other expenses increased by $28.1 million, or 10.7%, mainly due to increased costs attributable to recent investment in growth of the business, including the impact of in-fill acquisitions, marketing and occupancy. These increases were partially offset by reduced bonuses driven by lower results. Foreign currency translation had a $17.8 million negative impact on total operating expenses during the nine months ended September 30, 2008.

Asia Pacific

        Revenue increased by $84.3 million, or 24.1%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This strong revenue increase was primarily driven by improved performance in Australia, China and Singapore as well as contributions from our acquisition of a majority interest in CBRE India during the third quarter of 2007. Foreign currency translation had a $33.5 million positive impact on total revenue during the nine months ended September 30, 2008.

        Cost of services increased by $72.4 million, or 41.1%, mainly due to increased producer compensation expense driven by increased headcount, largely due to acquisitions. Higher costs associated with our outsourcing operations also contributed to the increase. Foreign currency translation had an $18.3 million negative impact on cost of services for the nine months ended September 30, 2008. Cost of services as a percentage of revenue increased from 50.2% for the nine months ended September 30, 2007 to 57.2% for the nine months ended September 30, 2008, primarily driven by the shift in our business mix more towards outsourcing services, as well as the aforementioned headcount increases, largely due to acquisitions.

        Operating, administrative and other expenses increased by $23.3 million, or 20.0%, primarily due to an increase in costs attributable to investment in growth of the business, including the impact of in-fill acquisitions. Foreign currency translation had an $11.0 million negative impact on total operating expenses during the nine months ended September 30, 2008.

Global Investment Management

        Revenue decreased by $146.5 million, or 54.5%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to lower carried interest revenue and incentive fees recognized in the current year as a result of constraints in the capital markets. Foreign currency translation had a $3.1 million positive impact on total revenue during the nine months ended September 30, 2008.

        Operating, administrative and other expenses decreased by $78.4 million, or 43.9%, primarily due to lower carried interest incentive compensation expense of $54.4 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, including the net reversal of previously accrued carried interest incentive compensation of $7.3 million in the current year period. Also contributing to the decrease were lower bonuses driven by the reduced revenues. Foreign currency translation had a $2.9 million negative impact on total operating expenses during the nine months ended September 30, 2008.

Development Services

        Revenue increased by $28.1 million, or 45.8%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily driven by construction revenue.

        Operating, administrative and other expenses increased by $34.7 million, or 42.6%, primarily due to an increase in job construction costs, which correlated with the above mentioned revenue increase, as well as an increase in real estate operating expenses.

Liquidity and Capital Resources

        We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2008 are approximately $46.0 million of anticipated net capital expenditures. During the nine months ended September 30, 2008, we funded approximately $31.2 million of these net capital expenditures. The capital expenditures for 2008 are primarily comprised of information technology costs, which are driven largely by computer replacements as well as costs associated with upgrading various servers and systems, and leasehold improvements. The global credit markets have recently experienced unprecedented volatility, which may affect both the availability and cost of our funding sources in the future.

        During 2003 and 2006, we required substantial amounts of new equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. Absent extraordinary transactions such as these, we historically have not sought external sources of financing and relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary transactions, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

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

        On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or to terminate our U.S. deferred compensation plans, subject to applicable regulatory requirements. We have notified participants that we will be modifying the plans pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new elections prior to year-end to receive distributions of plan assets at dates they specify in 2009. Upon the completion of the distribution process, we anticipate that we will terminate the plans. These actions are expected to accelerate future distributions from the plans of cash and shares of our Class A common stock to the participants of such plans but will not have any material effect on our statement of operations. The plans are substantially fully-funded and the shares to be distributed are included in our earnings per share calculations. Upon distribution to the participants, we expect to receive a tax deduction of approximately $100.0 million in 2009.

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

Historical Cash Flows

  Operating Activities

        Net cash used in operating activities totaled $231.3 million for the nine months ended September 30, 2008 as compared to net cash provided by operating activities of $289.4 million for the nine months ended September 30, 2007. The sharp increase in cash used in operating activities during the nine months ended September 30, 2008 versus the same period last year was primarily due to approximately $311.0 million in proceeds received upon the sale of the approximately 19% ownership in Savills plc, a real estate services company based in the United Kingdom held by Trammell Crow Company, during the nine months ended September 30, 2007. In addition, the increase was driven by higher bonus payments associated with 2007 and lower bonus accruals made in the current year.

  Investing Activities

        Net cash used in investing activities totaled $466.8 million for the nine months ended September 30, 2008, an increase of $253.6 million as compared to the nine months ended September 30, 2007. The increase was primarily driven by the use of cash for in-fill acquisitions and to purchase real estate held for investment in the current year.

  Financing Activities

        Net cash provided by financing activities totaled $756.0 million for the nine months ended September 30, 2008, an increase of $650.7 million as compared to the nine months ended September 30, 2007. The increase was primarily driven by activity under our Credit Agreement, including higher net borrowings under our revolving credit facility in the current year, $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our Credit Agreement in the current year, and higher repayments of the senior secured term loans in the prior year. Partially offsetting these increases were lower activities within our Development Services segment, including lower minority interest contributions, lower short-term borrowings related to a revolving line of credit and lower net proceeds from real estate.

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

        Since 2001, we have maintained a credit agreement with Credit Suisse, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On December 20, 2006, we entered into an amendment and restatement of our credit agreement (the Credit Agreement) to, among other things, allow the consummation of the Trammell Crow Company Acquisition and the incurrence of senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion. On March 27, 2008, we exercised the accordion provision of the Credit Agreement, which added an additional $300.0 million term loan.

        Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments beginning March 31, 2009 (previously set to commence on March 31, 2008, but adjusted as a result of our prepayment of all of the 2008 required payments in 2007) through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million, which began March 31, 2007 and continue through September 30, 2013, with the balance payable on December 20, 2013 and (4) a $300.0 million tranche A-1 term loan facility, requiring quarterly principal payments of $0.75 million, which began June 30, 2008 and continue through September 30, 2013, with the balance payable on December 20, 2013. The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement.

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2008 and December 31, 2007, we had $560.7 million and $227.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.6% and 7.4%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of October 31, 2008, the revolving credit principal outstanding declined to approximately $403.6 million. As of September 30, 2008, letters of credit totaling $17.0 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. Borrowings under the tranche A-1 term loan facility bear interest based at our option, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of September 30, 2008 and December 31, 2007, the tranche A term loan facility bore interest at a rate of 4.4% and 5.7%, respectively, while the tranche B term loan facility bore interest at a rate of

4.7% and 6.4%, respectively. As of September 30, 2008, the tranche A-1 term loan facility bore interest at a rate of 7.2%. As of September 30, 2008 and December 31, 2007, we had $827.0 million of tranche A term loan facility principal outstanding, and $951.8 million and $960.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of September 30, 2008, we had $298.5 million of tranche A-1 term loan facility principal outstanding, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the nine months ended September 30, 2008 or for the period from March 20, 2007 through September 30, 2007. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million. As of September 30, 2008 and December 31, 2007, the fair value of the interest rate swap agreements was reflected as a $10.8 million liability and a $17.1 million liability, respectively, and was included in other current liabilities in the accompanying consolidated balance sheets.

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

        Our Credit Agreement contains numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement contains financial covenants that currently require us to maintain a minimum coverage ratio of interest of 2.25x and a maximum leverage ratio of EBITDA (as defined in our Credit Agreement) to total debt less available cash of 3.75x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. If our EBITDA continues to decline in future periods as it has in recent periods, we may be unable to comply with the financial covenants under our Credit Agreement.

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

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by Wells Fargo Bank and will be used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% and the original termination date of the note, which was December 3, 2007, has been extended to September 1, 2009 by written amendments. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On August 1, 2007, we entered into a $4.0 million revolving note with LaSalle Bank, which was subsequently acquired by Bank of America, or BofA, for the purpose of purchasing LaSalle Bank commercial paper or A1/P1 prime commercial paper (as defined in the revolving note). The proceeds of this note were not made generally available to us, but instead were deposited in an investment account maintained by LaSalle Bank and used and applied solely to purchase commercial paper. Borrowings under the revolving note bore interest at 0.25% and matured on August 1, 2008. The revolving note was not renewed. As of December 31, 2007, there were no amounts outstanding under this revolving note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with BofA for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note will not be made generally available to us, but will instead be deposited in an investment account maintained by BofA and will be used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0% with a maturity date of February 28, 2009. As of September 30, 2008, there were no amounts outstanding under this revolving note.

        On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility will not be made generally available to us, but will instead be held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% with a maturity date of August 3, 2009. As of September 30, 2008, there were no amounts outstanding under this facility.

        Our wholly-owned subsidiary, CBRE Melody, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, and BofA for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Red Mortgage Capital Inc., or Red Capital, for the purpose of funding originations of multi-family property mortgage loans. Additionally, CBRE Melody previously had a credit agreement with Washington Mutual Bank, FA, or WaMu, for the purpose of funding mortgage loans that would be resold, which was terminated by WaMu on January 28, 2008.

        On November 15, 2005, CBRE Melody entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement provided for a $250.0 million senior secured revolving line of credit and bore interest at the daily Chase London LIBOR rate plus 0.75%. On September 13, 2007, CBRE Melody entered into an amendment to its secured credit agreement with JP Morgan, which increased the senior secured revolving line of credit from $250.0 million to $350.0 million, with the additional $100.0 million bearing interest at the Chase London LIBOR rate plus 0.85%. On November 30, 2007, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 31, 2008. This amendment also changed the interest rate to Chase London LIBOR plus 1.00% on amounts outstanding aggregating $250.0 million or less and Chase London LIBOR plus 1.10% on outstanding amounts in excess of $250.0 million. On April 16, 2008, CBRE Melody entered into an amendment which reduced the senior secured revolving line of credit from $350.0 million to $210.0 million, with borrowings up to $150.0 million bearing interest at LIBOR plus 1.00% and borrowings in excess of $150.0 million bearing interest at LIBOR plus 1.10%. On May 31, 2008, CBRE Melody executed an amendment to extend the maturity date of the agreement to May 30, 2009.

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

        In February 2008, CBRE Melody established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. Each funding is separately approved on a transaction-by-transaction basis where Red Capital commits to purchase a 100% participation interest in qualifying mortgage loans that are subject to a rate-lock commitment from Freddie Mac or Fannie Mae. Under the arrangement, a participation is funded when a mortgage loan is originated, on a servicing retained basis, subject to CBRE Melody's obligation to repurchase the participation interest upon ultimate sale of the mortgage loan to Freddie Mac or Fannie Mae. Effective September 19, 2008, Red Capital established a new rate on borrowings at the National City Bank one-month internal funds transfer rate plus 1.75%.

        On April 16, 2008, CBRE Melody entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR rate plus 1.00% and expires on April 15, 2009.

        During the nine months ended September 30, 2008, we had a maximum of $390.2 million of warehouse lines of credit principal outstanding. As of September 30, 2008 and December 31, 2007, we had $226.1 million and $255.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $226.1 million and $255.8 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2008 and December 31, 2007, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Melody entered into a $60.0 million revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. The proceeds of this note will not be made generally available to CBRE Melody, but will instead be deposited in an investment account maintained by JP Morgan and will be used and applied solely to purchase qualified investment securities. Borrowings under the revolving credit note will bear interest at 0.50%. Initially, all outstanding principal on this note and all accrued interest unpaid was to be due and payable on demand, or if no demand was made, then on or before July 31, 2007. Effective May 1, 2007, CBRE Melody executed an amendment which increased the revolving credit note to $100.0 million and extended the maturity date to April 30, 2008. CBRE Melody executed several amendments, the last of which further extended the maturity date to May 30, 2009. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of September 30, 2008, borrowing capacity under this agreement, net of outstanding amounts drawn, was $32.7 million.            Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of September 30, 2008 and December 31, 2007, there was $5.9 million and $42.6 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holders and have a final maturity date of June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $9.0 million and $11.2 million as of September 30, 2008 and December 31, 2007, respectively.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2008 and December 31, 2007, $1.4 million and $1.9 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. One-half of the loan note is due on June 30, 2009, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at September 30, 2008 was $1.6 million.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding under this facility.

  Deferred Compensation Plan Obligations

        We have three deferred compensation plans, or DCPs. The first, which we refer to as the Pre-August 2004 DCP, has been frozen and is no longer accepting deferrals. The second, which we refer to as the Post-August 2004 DCP, became effective on August 1, 2004 and began accepting deferrals on August 13, 2004. The Trammell Crow Company DCP, which was assumed by us in connection with the Trammell Crow Company Acquisition, was merged into the Post-August 2004 DCP effective January 1, 2008. The third, which we refer to as the Restoration Plan and was assumed by us in connection with our acquisition of Insignia, has been frozen and is no longer accepting deferrals. Because a substantial majority of the deferrals under our deferred compensation plans have distribution dates based upon the end of a relevant participant's employment with us, we have an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants currently may receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty. As the level of employee departures or in-service distributions is not predictable, the timing of these obligations also is not predictable. Accordingly, we may face significant unexpected cash funding obligations in the future if in-service distributions are greater than we expect or participants leave our employment sooner than we expect. The deferred compensation liabilities in the accompanying consolidated balance sheets were $268.7 million and $290.6 million at September 30, 2008 and December 31, 2007, respectively.

  Pension Liability

        Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During the third quarter of 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The pension liability in the accompanying consolidated balance sheets was $30.1 million and $34.2 million at September 30, 2008 and December 31, 2007, respectively.

        We expect to contribute a total of $4.5 million to fund our pension plans for the year ending December 31, 2008, of which $3.1 million was funded as of September 30, 2008.

  Other Obligations and Commitments

        We had outstanding letters of credit totaling $23.8 million as of September 30, 2008, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through August 2009.

        We had guarantees totaling $36.1 million as of September 30, 2008, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consisted of a $26.6 million guarantee of pension liabilities related to one of our defined benefit pension plans in the United Kingdom. The remaining guarantees primarily included debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through December 2009. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of September 30, 2008, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        In January 2008, CBRE Melody entered into an agreement with Fannie Mae, under Fannie Mae's Delegated Underwriting and Servicing, or DUS, Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Melody originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing one-third of any losses on loans issued under the DUS program. CBRE Melody has funded loans subject to such loss sharing arrangements with unpaid principal balances of $300.1 million. Additionally, CBRE Melody has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $205.0 million. CBRE Melody, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2008, CBRE Melody only had $0.6 million of cash reserved under this arrangement.

        An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2008, we had committed $72.4 million to fund future co-investments, of which $19.8 million is expected to be funded during 2008. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

        Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2008, we had committed to fund $13.9 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

Seasonality

        A significant portion of our revenue is seasonal, which can affect an investor's ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. However, there can be no assurance that the foregoing will occur in the fourth quarter of 2008 given the current economic dislocations. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions toward the calendar year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with profits growing or losses decreasing in each subsequent quarter.

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

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other GAAP. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. We are currently evaluating the impact of the adoption of FSP No. 142-3 on our consolidated financial position and results of operations.

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

        In September 2008, the FASB issued EITF Issue No. 08-5, "Issuer's Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement." EITF Issue No. 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue No. 08-5 is effective for the first reporting period beginning after December 15, 2008, with early adoption permitted. We are currently assessing the impact of the adoption of EITF Issue No. 08-5 on our consolidated financial position and results of operations.

        In September 2008, the FASB issued FSP SFAS No. 133-1 and FASB Interpretation No. (FIN) 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." FSP No. 133-1 requires more extensive disclosures regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP No. 133-1 also amends FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP No. 133-1 also clarifies the effective date of SFAS No. 161, by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. We are currently evaluating the disclosure impact of adoption of FSP No. 133-1 on our consolidated financial statements.

        In October 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial position or results of operations.

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

        The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

  •
  changes in general economic and business conditions, particularly in geographies where our business may be concentrated, including the volatility and disruption of the capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients' willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets;

  •
  increases in unemployment and general slowdowns in commercial activity;

  •
  our ability to comply with the financial ratio covenants under our Credit Agreement, or, if required, our ability to renegotiate such covenants or obtain a waiver of such covenants from our lenders;

  •
  our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

  •
  our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

  •
  our ability to reduce debt and achieve cash interest savings;

  •
  the impairment or weakened financial condition of certain of our clients;

  •
  the impairment of our goodwill and other intangible assets as a result of business deterioration or our stock price falling;

  •
  our ability to achieve estimated cost savings in connection with our existing or future cost reduction plans and achieve improvements in operating efficiency;

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

  •
  trends in pricing for commercial real estate services;

  •
  tax deductions that may be available to us in connection with distributions in 2009 to participants under our U.S. deferred compensation plans;

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

  •
  foreign currency fluctuations;

  •
  adverse changes in the securities markets;

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

  •
  the effect of implementation of new tax and accounting rules and standards; and

  •
  the other factors described elsewhere in this quarterly report on Form 10-Q, included under the heading "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies," and "Quantitative and Qualitative Disclosures About Market Risk" or as described in our Annual Report on Form 10-K.

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

        During the nine months ended September 30, 2008, approximately 39.9% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward and option contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

        On December 20, 2007, we entered into a foreign currency exchange forward contract with a notional amount of 46.0 million British pounds sterling, which expired on October 31, 2008, in order to hedge an inter-company loan. On February 28, 2008, we entered into three option agreements, including two to sell a notional amount of 14.0 million of Euros and 11.5 million of Euros, which expired on June 26, 2008 and September 26, 2008, respectively. The third option agreement was to sell a notional amount of 37.7 million of Euros, which expires on December 26, 2008. Included in the accompanying consolidated statements of operations was income of $3.6 million and charges of $4.8 million for the three and nine months ended September 30, 2008, respectively, resulting from net gains and losses on foreign currency exchange forward and option contracts.

        We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivatives contracts has not been significant.

        Estimated fair values for the term loans under our senior secured term loan facilities and our remaining long-term debt are not presented because we believe that they are not materially different from book value. Borrowings are floating rate instruments and we believe that for similar financial instruments with comparable credit risks, the stated interest rates as of September 30, 2008 (floating rates at spreads over a market rate index) approximate market rates. Accordingly, the carrying value is believed to approximate fair value. However, based on the current credit market environment, it may not be possible to replicate our current spreads over the market rate index.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations for the nine months ended

September 30, 2007. There was no hedge ineffectiveness for the nine months ended September 30, 2008. On March 20, 2008, the notional amount of these swap agreements was reduced to $950.0 million. As of September 30, 2008, the fair value of these interest rate swap agreements was reflected as a $10.8 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

        We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 49 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at September 30, 2008, the net impact would be a decrease of $10.5 million on pre-tax income and cash provided by operating activities for the nine months ended September 30, 2008.

        We also have $611.9 million of notes payable on real estate as of September 30, 2008. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $6.1 million. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges under SFAS No. 133, then they are marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate for the three and nine months ended September 30, 2008.

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

        No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. Based on the information currently known to us, we believe that the matters discussed below identify the most significant risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

         Recent adverse developments in the credit markets and the risk of continued market deterioration have adversely affected and may continue to adversely affect our business, results of operations and financial condition.

        Our capital markets business, which includes debt and equity financing services, and our Global Investment Management and Development Services businesses, are sensitive to the cost and availability of credit and liquidity in the credit markets. Additionally, the revenues in all of our businesses are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate market. In 2008, the credit markets have experienced largely unexpected and historic dislocations and liquidity disruptions. These disruptions have reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources have been eliminated.

        Disruptions in the credit markets may adversely affect our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasings, dispositions and acquisitions of property. For example, during 2007, we generated approximately 12.3% of our revenue from U.S. investment property sales and financing activities. For the nine months ended September 30, 2008, largely due to credit and liquidity disruptions in the market, our U.S. investment property sales and financing activities accounted for approximately 7.4% of our revenue. In addition, if purchasers of real estate are not able to procure favorable financing resulting in the lack of disposition opportunities for our funds and projects, our Global Investment Management and Development Services businesses will be unable to generate incentive fees and we may also experience losses of coinvested equity capital.

        We believe that the scope of recent disruptions in the credit markets has been unprecedented and that many market participants did not fully anticipate them. As a result, the magnitude or duration of the current credit market dislocations and liquidity disruptions are impossible to predict. This limits our ability to plan for future developments and we believe that it limits the ability of other participants in the credit markets and commercial real estate markets to do so as well. This uncertainty may lead market participants to plan and act more conservatively than in recent history, which may amplify decreases in demand and pricing in the markets we service.

         The success of our business is significantly related to general economic conditions and, accordingly, our business has been and could continue to be harmed by the economic slowdown and downturn in the real estate market.

        Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, can reduce volumes for many of our business lines. These economic conditions have resulted in and could continue to result in a general decline in acquisition, disposition and leasing activity, as well as a general decline in the value of real estate and in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions have led and could continue to lead to a decline in sales prices as well as a decline in funds invested in commercial real estate and related assets. Because our development and investment strategy often entails making relatively modest investments alongside our investor clients, our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. The economic downturn or a significant increase in interest rates has, and may continue to reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business.

        During the economic downturn, it may also take longer for us to dispose of real estate investments or the selling prices may be lower than originally anticipated. As a result, the carrying value of our real estate investments may become impaired and we could record losses as a result of such impairment or we could experience reduced profitability related to declines in real estate values. Further, as a result of our debt level and the terms of our existing debt instruments, our exposure to adverse general economic conditions is heightened.

        Recently, the availability and cost of credit, a declining real estate market (in particular, in those markets in which we have generated significant transaction revenues in the past, such as the United States) and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a global recession. The fragility of the credit markets and the current economic environment have impacted real estate services companies like ours through liquidity restrictions, falling transaction volumes, lower real estate valuations, market volatility and fluctuations, and loss of confidence. Similar to other commercial real estate services firms, our transaction volumes have fallen throughout 2008 and our stock price has declined significantly.

        The negative general economic conditions could continue to reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Our revenues and profitability depend on the overall demand for our services from our clients. While it is possible that the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to materially and adversely impact our business.

        If the conditions prevalent in the economy and the real estate industry worsen in the future, our transaction volumes could continue to fall and profits from our Global Investment Management and Development Services businesses could decline further. If this were to occur, we could fail to comply with certain financial covenants in our debt instruments which would force us to seek a waiver and amendment with the lenders under our credit agreement, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years. If we fail to meet our payment or other obligations under our credit agreement, the lenders under those facilities will be entitled to proceed against the collateral granted to them to secure the debt owed.

         Our debt instruments impose operating and financial restrictions on us and, in the event of a default, all of our borrowings would become immediately due and payable.

        Our debt instruments, including our credit agreement, impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability and our restricted subsidiaries' abilities to:

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

  •
  enter into mergers or consolidations.

        As detailed below, our credit agreement contains financial covenants that currently require us to maintain a maximum leverage ratio of Consolidated EBITDA (as defined in our credit agreement) to total debt less available cash and minimum coverage ratio of interest. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will be able to meet those ratios when required. Due to the decline in Consolidated EBITDA in recent periods, and if our Consolidated EBITDA continues to decline in future periods, and we are unable to negotiate a waiver or amendment to our credit agreement, we may be unable to comply with the financial covenants under our credit agreement in future periods.

        A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against the collateral granted to them to secure the debt, which collateral is described in the immediately following risk factor. If the debt under our credit agreement were to be accelerated, we cannot give assurance that this collateral would be sufficient to repay our debt.

        The restrictions contained in our debt instruments could also:

  •
  limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

  •
  adversely affect our ability to finance ongoing operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

         If we fail to meet our payment or other obligations under our credit agreement, the lenders under such credit agreement could foreclose on, and acquire control of, substantially all of our assets.

        In connection with the incurrence of indebtedness under our credit agreement and the completion of our acquisition of Trammell Crow Company, the lenders under our credit agreement received a pledge of all of our equity interests in our significant domestic subsidiaries, including CB Richard Ellis Services, Inc., CBRE Investors, CBRE Melody, Insignia, CB Richard Ellis Real Estate Services, LLC, Trammell Crow Company and CBRE Real Estate Services, Inc. and 65% of the voting stock of our foreign subsidiaries that is held directly by us or our domestic subsidiaries. As a result of these pledges and liens, if we fail to meet our payment or other obligations under our credit agreement, including complying with the financial covenant ratios set forth above, the lenders under our credit agreement will be entitled to foreclose on such collateral.

         Our substantial leverage and debt service obligations could harm our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

        We are highly leveraged and have significant debt service obligations. Although we paid down our high-interest debt in 2006, we borrowed approximately $2.1 billion of term loans under our credit agreement in December 2006 to finance our acquisition of Trammell Crow Company and $300.0 million of additional term loans under our credit agreement in March 2008. As of September 30, 2008, we had $2.7 billion of total recourse debt outstanding. For the fourth quarter of 2008, our estimated interest expense is expected to be approximately $43.5 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

        Our debt could have other important consequences, which include, but are not limited to, the following:

  •
  we could be required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt;

  •
  our interest expense could increase if interest rates increase because the loans under our credit agreement bear interest at floating rates (and only a portion of this debt is at fixed interest rates accomplished through interest rate swaps);

  •
  our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

  •
  our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry;

  •
  our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness, which, among others, require us to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and

  •
  our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, strategic acquisitions, investments, joint ventures and other general corporate requirements.

        From time to time, Moody's Investors Service and Standard & Poor's Ratings Service rate our significant outstanding debt. These ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any current or future borrowings, and could also cause a decline in the market price of our common stock.

        We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely impact our stock price.

         We are not restricted in the amount of additional recourse debt we are able to incur, which may intensify the risks associated with our leverage, including our ability to service our indebtedness.

        Subject to the maximum amounts of indebtedness permitted by our credit agreement covenants, we are not restricted in the amount of additional recourse debt we are able to incur in connection with the financing of our development activities, and we may in the future incur such indebtedness in order to decrease the amount of equity we invest in these activities. Subject to certain covenants in our various bank credit agreements, we are also not restricted in the amount of additional recourse debt CBRE Melody & Company may incur in connection with funding loan originations for multi-family properties having prior purchase commitments by a government sponsored entity.

         The deteriorating financial condition and/or results of operations of certain of our clients could adversely affect our business.

        We could be adversely affected by the actions and deteriorating financial condition and results of operations of certain of our clients. Our clients include companies in the financial services industry, including commercial banks, investment banks and insurance companies, as well as the automobile industry. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by one or more of our clients, which in turn, could have a material adverse effect on our results of operations and financial condition.

        Any of our clients may experience a downturn in its business that may weaken its results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. For example, in 2008, a significant customer of our outsourcing business, Washington Mutual, was seized by federal regulators and sold to J.P. Morgan Chase. Any client bankruptcy or insolvency or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. Bankruptcy filings by or relating to one of our clients could bar us from collecting pre-bankruptcy debts from that client. A client bankruptcy would delay our efforts to collect past due balances and could ultimately preclude full collection of these amounts. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large client, which would adversely impact our financial condition.

        While no individual client accounted for more than 2% of our revenues on a global basis in 2007, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for the severance obligations we would incur as a result of the loss of the client.

         Our goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges against earnings.

        Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. As of September 30, 2008, our recorded goodwill was approximately $2.3 billion; our other intangible assets, net of accumulated amortization, was $404.5 million; and our total stockholders' equity was approximately $1.1 billion. As of September 30, 2008 our book value per share was $5.15; if our stock price falls below and remains below net book value per share for a sustained period, or if other negative business factors further deteriorate, we may be required to perform a goodwill impairment analysis, which could result in a substantial impairment of our goodwill or other intangible assets. For example, based on our preliminary review, we believe that there may be impairment charges forthcoming, most likely in our Americas and Development Services segments, in the fourth quarter of 2008. See note 4 to the notes to our interim unaudited consolidated financial statements for the period ended September 30, 2008 included elsewhere in this Quarterly Report on Form 10-Q. Any impairment of goodwill or other intangible assets as a result of such an impairment analysis would result in a one-time non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and our stock price in future periods.

         Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

        Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Brett White, our Chief Executive Officer and President. Mr. White and certain other key employees are not parties to employment agreements with us. In addition, on November 7, 2008, we announced that Kenneth J. Kay, our Senior Executive Vice President and Chief Financial Officer, had submitted his resignation, effective November 30, 2008, to pursue a new opportunity. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant majority of our revenues, as well as other revenue producing professionals. The departure of any of our key employees (including those acquired through acquisitions), or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business, including brokerage and property management personnel. Competition for these personnel is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. We use equity incentives to retain and incentivize our key personnel. In 2008, our stock price has declined significantly, resulting in the decline in value of our previously provided equity incentives, which may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

         Our stock price is subject to volatility.

        Our stock price is affected by a number of factors, including macro-economic conditions; conditions specific to the commercial real estate services sector; quarterly variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. In addition, the stock market, in general, has historically experienced significant price and volume fluctuations. Any of these factors may cause declines in the market price of our common stock.

        In 2008, as economic conditions in the economy generally, and particularly within the commercial real estate industry, have worsened, our stock price has declined substantially. When the market price of a company's common stock drops significantly, a loss of confidence can ensue, making new client generation and existing client and key employee retention more challenging. In addition, stockholders sometimes institute securities class action lawsuits. If we are unable to retain key clients or employees, or if we are required to defend a securities class action lawsuit against us, we could incur substantial costs and the time and attention of our management could be diverted, causing a material adverse effect on our business, results of operations and resulting financial condition. In addition, in the event we require additional liquidity and raise equity at a time when our stock price is at historic lows, the dilution to existing equity holders would be significant.

         Our international operations subject us to social, political and economic risks of doing business in foreign countries.

        We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During the nine months ended September 30, 2008, we generated approximately 39.9% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

        Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During the nine months ended September 30, 2008, approximately 39.9% of our revenue was transacted in currencies of foreign countries, the majority of which included the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. Thus, we may experience fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates.

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

        A significant component of our growth has occurred through acquisitions, including our acquisition of Insignia in July 2003 and our acquisition of Trammell Crow Company in December 2006. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. For example, through September 30, 2008, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia acquisition in the third quarter of 2004 and the Trammell Crow Company acquisition in the fourth quarter of 2007.

         If we acquire companies in the future, we may experience integration costs and the acquired businesses may not perform as we expect.

        We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management's attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition, we have incurred $41.9 million of expenses through September 30, 2008, which are related to the integration of Insignia's business lines, as well as accounting and other systems, into our own. Additionally, through September 30, 2008, we have incurred $49.9 million of integration expenses associated with the acquisition of Trammell Crow Company.

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

        An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. As of September 30, 2008, we had committed $72.4 million to fund future co-investments. We expect that approximately $19.8 million of these commitments will be funded during the fourth quarter of 2008. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is a very important part of our Global Investment Management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

        Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of September 30, 2008, we had approximately 80 consolidated real estate projects with invested equity of $64.7 million and $4.5 million of notes payable on real estate that are recourse to us (in addition to being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). In addition, at September 30, 2008, we were involved as a principal (in most cases, co-investing with our clients) in approximately 50 unconsolidated real estate subsidiaries in which we had invested $73.1 million and had committed additional capital to these unconsolidated subsidiaries of $13.9 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $6.1 million.

        Because the disposition of a single significant investment can impact our financial performance in any period, our real estate investment activities could increase fluctuations in our net earnings and cash flow. In many cases, we have limited control over the timing of the disposition of these investments and the recognition of any related gain or loss. The current economic environment has further reduced opportunities for disposition of these investments. Risks associated with these activities include, but are not limited to, the following:

  •
  losses from investments;

  •
  difficulties associated with international co-investments described in "—Our international operations subject us to social, political and economic risks of doing business in foreign countries" and "—Our revenue and earnings may be adversely affected by foreign currency fluctuations;" and

  •
  potential lack of control over the disposition of any co-investments and the timing of the recognition of gains, losses or potential incentive participation fees.

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

         A significant portion of our operations are concentrated in California and our business could be harmed due to the ongoing economic downturn in the California real estate markets.

        During the nine months ended September 30, 2008 and 2007, approximately 10% of our revenue was generated from transactions originating in California. As a result of the geographic concentration in California, the current economic downturn in the California commercial real estate market and in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations.

         Our results of operations vary significantly among quarters during each calendar year, which makes comparisons of our quarterly results difficult.

        A significant portion of our revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year, although we cannot assure you that this trend will continue for the fourth quarter of 2008 due to the recent economic downturn. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus on completing transactions toward the fiscal year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with profits growing (or losses decreasing) in each subsequent quarter. This variance among quarters during each calendar year makes comparison between such quarters difficult, but does not generally affect the comparison of the same quarters during different calendar years.

         We license the use of the Trammell Crow trade name and this license is not exclusive and may be revoked.

        We have a license agreement with an affiliate of Crow Holdings that allows us to use the name "Trammell Crow" perpetually throughout the world in any business except the residential real estate business, although we can use this name in serving certain mixed-use properties or in providing investment sales brokerage services to buyers and sellers of multi-family residential facilities. This license can be revoked if we fail to maintain certain quality standards or infringe upon certain of the licensor's intellectual property rights. If we lose the right to use the Trammell Crow name, our Development Services business could suffer significantly.

        The license agreement permits certain existing uses of the name "Trammell Crow" by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by third parties may create confusion or reduce the value associated with the Trammell Crow name.

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

        In addition, in our property management business, we hire and supervise third-party contractors to provide construction and engineering services for our managed properties. While our role is limited to that of an agent for the owner, we may be subject to claims for construction defects or other similar actions. Adverse outcomes of real estate brokerage or property management litigation could negatively impact our business, financial condition or results of operations.

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