Form 10-K
period 2008-12-31
CB RICHARD ELLIS GROUP INC
filed 2009-03-02
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $3.9 billion based upon the last sales price on June 30, 2008 on the New York Stock Exchange of $19.20 for the registrant’s Class A Common Stock.

As of February 13, 2009, the number of shares of Class A Common Stock outstanding was 264,615,284.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2009 Annual Meeting of Stockholders to be held June 2, 2009 are incorporated by reference in Part III of this Form 10-K Report.

CB RICHARD ELLIS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Item 1. Business

Company Overview

CB Richard Ellis Group, Inc. (which may be referred to in this Form 10-K as “we”, “us” and “our”) is the world’s largest commercial real estate services firm, based on 2008 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2008, we operated more than 300 offices worldwide, excluding affiliate offices, with over 30,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several service competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In both 2007 and 2008, we were included on both the Fortune list of Fastest Growing U.S. Companies and the Business Week list of 50 “Best in Class” companies across all industries. In 2008, we also became the first commercial real estate services company in the Fortune 500.

During the year ended December 31, 2008, we generated revenue from a well-balanced, highly diversified base of clients that includes over 85 of the Fortune 100 companies. Many of our clients are consolidating their commercial real estate-related needs with fewer providers and, as a result, awarding their business to those providers that have a strong presence in important markets and the ability to provide a complete range of services worldwide. As a result of this trend and our ability to deliver comprehensive integrated solutions for our clients’ needs across a wide range of markets, we believe we are well positioned to capture a growing percentage of our clients’ commercial real estate services needs.

CB Richard Ellis History

CB Richard Ellis marked its 102nd year of continuous operations in 2008, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. That company grew to become one of the largest commercial real estate services firms in the western United States during the 1940s. In the 1960s and 1970s, the company expanded both its service portfolio and geographic coverage to become a full-service provider with a growing presence throughout the United States.

In 1989, employees and third-party investors acquired the company’s operations to form CB Commercial. Throughout the 1990s, CB Commercial moved aggressively to accelerate growth and cultivate global capabilities to meet client demands. The company acquired leading firms in investment management (Westmark Realty Advisors, now CB Richard Ellis Investors, in 1995), mortgage banking (L.J. Melody & Company, now operating under the name CBRE Capital Markets, formerly known as CBRE Melody, in 1996) and property and corporate facilities management, as well as capital markets and investment management (Koll Real Estate Services, in 1997). In 1996, CB Commercial became a public company.

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

In July 2003, our global position was further solidified as our wholly-owned subsidiary CB Richard Ellis Services and Insignia Financial Group, Inc. (Insignia) were brought together to form a premier, worldwide, full-service real estate services company. As a result of the Insignia acquisition, we operate globally under the “CB Richard Ellis” brand name, which we believe is a well-recognized brand in virtually all of the world’s key business centers. In order to enhance our financing flexibility and to provide liquidity for some of our stockholders, in June 2004, we completed the initial public offering of our common stock.

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

Beginning in 2005 and continuing throughout 2008, we have supplemented our global capabilities through the acquisition of regional and specialty-niche firms that are leaders in their areas of concentration or in their local markets, including regional firms with which we had previous affiliate relationships. These “in-fill” acquisitions remain an integral part of our long-term strategy.

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

In our Americas segment, most of our advisory services and outsourcing services operations are conducted through our indirect wholly-owned subsidiary CB Richard Ellis, Inc. Our mortgage loan origination and servicing operations are conducted exclusively through our indirect wholly-owned subsidiary operating under the name CBRE Capital Markets and its subsidiaries. Our operations in Canada are primarily conducted through our indirect wholly-owned subsidiary CB Richard Ellis Limited.

In our Europe, Middle East and Africa, or EMEA, segment, operations are conducted through a number of indirect wholly-owned subsidiaries. The most significant of such subsidiaries include CB Richard Ellis Ltd. (the United Kingdom), CB Richard Ellis Holding SAS (France), CB Richard Ellis SA (Spain), CB Richard Ellis GmbH (Germany), CB Richard Ellis, B.V. (the Netherlands), CB Richard Ellis LLC (Russia) and CB Richard Ellis SpA (Italy).

In our Asia Pacific segment, operations are primarily conducted through a number of indirect wholly-owned subsidiaries, including CB Richard Ellis Pty Ltd. (Australia), CB Richard Ellis Ltd. (New Zealand), CB Richard Ellis Ltd. (Hong Kong and China), CB Richard Ellis Korea Co Ltd. (Korea) and CB Richard Ellis Pte Ltd. (Singapore) as well as a majority ownership in CB Richard Ellis KK (Japan) and CB Richard Ellis South Asia Pte Ltd (India).

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

Industry Overview

Our business covers all aspects of the commercial real estate services industry, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research.

We review, on a quarterly basis, various internally-generated statistics and estimates regarding both office and industrial space within the U.S. commercial real estate services industry, including the total available “stock” of rentable space and the average rent per square foot of space. Our management believes that changes in the addressable commercial rental market represented by the product of available stock and rent per square foot provide a reliable estimate of changes in the overall commercial real estate services industry because nearly all segments within the industry are affected by changes in these two measurements. We estimate that the product of available stock and rent per square foot grew at a compound annual growth rate of approximately 4% from 1998 through 2008.

We believe the current key drivers of revenue growth for the largest commercial real estate services companies are primarily: (1) the continued outsourcing of commercial real estate services, (2) the consolidation of clients’ activities with fewer providers, (3) the institutional ownership of commercial real estate and (4) attracting and retaining talent.

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

Institutional Ownership of Commercial Real Estate

Institutional owners, such as real estate investment trusts, or REITs, pension funds, foreign institutions and other financial entities, have been acquiring more real estate assets. Many institutional investors have been allocating a significant percentage of their capital to real estate in order to diversify their investment portfolios. Although down from 2007 to 2008, total U.S. real estate assets held by institutional owners increased to $606 billion in 2008 from $350 billion in 1998. REITs were the main drivers of this growth during this period, with an increase of approximately 107%. Foreign institutions increased their U.S. real estate holdings by approximately 50% over this period, while pension funds increased their holdings by approximately 29%. We believe it is likely that many of these owners will outsource management of their portfolios and consolidate their use of real estate services vendors.

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

Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 25 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is also set forth in Note 25 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

The Americas

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest metropolitan regions in Canada and selected parts of Latin America through both wholly-owned operations as well as affiliated offices. Our Americas segment accounted for 62.6% of our 2008 revenue, 61.1% of our 2007 revenue and 62.2% of our 2006 revenue. Within our Americas segment, we organize our services into the following business areas:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 34.6% of our 2008 consolidated revenue, 42.5% of our 2007 consolidated revenue and 50.0% of our 2006 consolidated revenue (includes activity from the date we acquired Trammell Crow Company, December 20, 2006, through December 31, 2006).

Within advisory services, our major service lines are the following:

•

Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. These businesses are built upon strong client relationships that frequently lead to recurring revenue opportunities over many years. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as advisors as well as transaction executors. During 2008, we advised on over 29,000 lease transactions involving aggregate rents of approximately $43.2 billion and over 4,600 real estate sales transactions with an aggregate value of approximately $39.3 billion. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Dallas, Houston, Los Angeles, Miami, New York, Philadelphia and Washington, D.C.

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

We further strengthen our relationships with our real estate services clients by offering proprietary research to them through our commercial real estate market information and forecasting unit, CBRE Torto Wheaton Research. CBRE Torto Wheaton Research provides data and analysis to its clients in various formats, including TWR Outlook reports for the office, industrial, hotel, retail and multi-housing sectors covering more than 55 U.S. metropolitan areas and the TWR Select office and industrial database covering over 299,000 commercial properties.

•

Capital Markets. In 2005, we combined our investment sales and debt/equity financing professionals into one fully integrated service offering called CBRE Capital Markets. The move formalized our collaboration between the investment sales professionals and debt/equity financing experts that has grown as investors have sought comprehensive capital markets solutions, rather than separate sales and financing transactions. During 2008, we concluded more than $38.6 billion of capital markets transactions in the Americas, including $28.4 billion of investment sales transactions and $10.2 billion of mortgage loan originations.

Our Investment Properties business, which includes office, industrial, retail, multi-family and hotel properties, is one of the largest investment sales property advisors in the United States, with a market share of approximately 18% in 2008, up from approximately 16% in 2007. Our U.S. investment sales activity decreased by approximately 60% during 2008 versus a decrease of approximately 64% for the U.S. market as a whole. Our mortgage brokerage business originates and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. Our mortgage loan origination volume in 2008 was $10.2 billion, representing a decrease of approximately 59% from 2007. Approximately $3.2 billion of loans in 2008 were originated for federal government sponsored entities, most of which were financed through revolving credit lines dedicated exclusively for this purpose. Loans financed through the revolving credit lines generally occur with principal risk that is substantially mitigated because we obtain a contractual purchase commitment from the government sponsored entity before it actually originates the loan. In 2008, GEMSA Loan Services, a joint venture between CBRE Capital Markets and GE Capital Real Estate, serviced approximately $119.6 billion of mortgage loans, $58.2 billion of which relate to the servicing rights of CBRE Capital Markets.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to our clients, which we believe provides us with an advantage over our competitors. We believe that our valuation business is one of the largest in the industry. During 2008, we completed over 30,000 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing is a long-term trend in commercial real estate, with corporations, institutions, public sector entities and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services primarily include two major business lines that seek to capitalize on this trend: (1) corporate services and (2) asset services. Agreements with our corporate services clients are generally long-term arrangements and although they contain different provisions for termination, there are usually penalties for early termination. Although our management agreements with our asset services clients generally may be terminated with notice ranging between 30 to 90 days, we have developed long-term relationships with many of these clients and we continue to work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2008, we managed over 1.1 billion square feet of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Our outsourcing services business line accounted for 28.0% of our 2008 consolidated revenue, 18.6% of our 2007 consolidated revenue and 12.2% of our 2006 consolidated revenue (includes activity of Trammell Crow Company from December 20, 2006, the date we acquired Trammell Crow Company, through December 31, 2006).

•

Corporate Services. We provide a comprehensive suite of services to corporate users of real estate, including transaction management, project management, facilities management, strategic consulting, portfolio management and other services. Our clients are leading global corporations, health care institutions and public sector entities with large, geographically-diverse real estate portfolios. Project management services are typically provided on a portfolio-wide or programmatic basis. Facilities management involves the day-to-day management of client-occupied space and includes headquarters buildings, regional offices, administrative offices and manufacturing and distribution facilities. We identify best practices, implement technology solutions and leverage our resources to control clients’ facilities costs and enhance the workplace environment. We seek to enter into multi-year, multi-service outsourcing contracts with our clients, but also provide services on a one-off assignment or a short-term contract basis. We enter into long-term, contractual relationships with these organizations with the goal of ensuring that our clients’ real estate strategies support their overall business strategies. Revenues for project management include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues may also include reimbursement of payroll and related costs for personnel providing the services. Contracts for facilities management services are typically structured so we receive reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly fee, and in some cases, annual incentives if agreed-upon performance targets are satisfied.

•

Asset Services. We provide property management, construction management, marketing, leasing, accounting and financial services on a contractual basis for income-producing office, industrial and retail properties owned by local, regional and institutional investors. We provide these services through an extensive network of real estate experts in major markets throughout the United States. These local office delivery teams are supported by a strategic accounts team whose function is to help ensure quality service and to maintain and expand relationships with large institutional clients, including buyers, sellers and landlords who need to lease, buy, sell and/or finance space. We believe our contractual relationships with these clients put us in an advantageous position to provide other services to them, including refinancing, disposition and appraisal. We typically receive monthly management fees for the asset services we provide based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management, or in certain cases, the greater of such percentage fee or a minimum agreed-upon fee. We are also normally reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

Europe, Middle East and Africa (EMEA)

Our EMEA segment operates in 37 countries, with its largest operations located in the United Kingdom, France, Spain, Germany, the Netherlands, Russia and Italy. Within EMEA, our services are organized along the same lines as in the Americas, including brokerage, investment properties, corporate services, valuation/appraisal services, asset management services and facilities management, among others. Our EMEA segment accounted for 21.1% of our 2008 revenue, 21.8% of our 2007 revenue and 23.2% of our 2006 revenue.

We are one of the leading commercial real estate services companies in the United Kingdom. We hold the leading market position in London in terms of 2008 leased square footage and provide a broad range of commercial property real estate services to investment, commercial and corporate clients located in London. We also have 12 regional offices in Aberdeen, Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Edinburgh, Southampton, Belfast and Glasgow. In France, we believe we are a market leader in Paris and we provide a complete range of services to the commercial property sector. In Spain, we provide full-service coverage through our offices in Madrid, Barcelona, Zaragoza, Valencia, Malaga and Palma de Mallorca. Our German operations are located in Berlin, Cologne, Düsseldorf, Frankfurt, Hamburg, Munich and Stuttgart. Our operations in the Netherlands are located in Amsterdam, Hoofddorp and the Hague. In 2006, we established a wholly-owned operation in Russia through the acquisition of Noble Gibbons, our former affiliate based in Moscow. We increased our presence in Italy with our 2008 acquisition of Espansione Commerciale and we now have offices in Milan, Modena, Rome and Turin. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services in the United Kingdom, France and Spain.

We also have affiliated offices that provide commercial real estate services under our brand name in several countries throughout Europe, the Middle East and Africa. Our agreements with these independent offices include licenses to use the “CB Richard Ellis” name in the relevant territory in return for payments to us of annual royalty fees. In addition, these agreements also include business cross-referral arrangements between us and our affiliates.

Asia Pacific

Our Asia Pacific segment operates in 11 countries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China, Hong Kong, India, Japan, Singapore and South Korea. In 2007, we established a majority owned operation in India through the acquisition of shares in CB Richard Ellis South Asia Pte Ltd, or CBRE India, our former affiliate. In addition, we have agreements with affiliated offices in the Philippines, Thailand, Indonesia and Vietnam that generate royalty fees and support cross-referral arrangements on terms similar to those with our affiliated offices in our EMEA segment. The Pacific region includes Australia and New Zealand, with principal offices located in Adelaide, Brisbane, Canberra, Melbourne, Sydney, Perth, Auckland, Wellington and Christchurch. Our Asia Pacific segment accounted for 10.9% of our 2008 revenue, 9.1% of our 2007 revenue and 8.8% of our 2006 revenue.

Global Investment Management

Our indirect wholly-owned subsidiary, CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors, provide investment management services to clients/partners that include pension plans, foundations, endowments and other organizations seeking to generate returns and diversification through investment in real estate. It sponsors investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In higher yield strategies, CBRE Investors and its investment teams “co-invest” with its limited partners. Our Global Investment Management segment accounted for 3.1% of our 2008 revenue, 5.8% of our 2007 revenue and 5.7% of our 2006 revenue.

CBRE Investors is organized into three primary investment execution groups according to strategy, which include direct real estate investments through the Managed Accounts Group (low risk), Strategic Partners (higher yielding strategies) and indirect real estate investments in real estate securities and unlisted property funds (multiple risk strategies). Operationally, a dedicated investment team executes each investment strategy, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams are supported by shared resources such as accounting, financial controls, information technology, investor services and research. CBRE Investors has an in-house team of research professionals who focus on investment strategy, underwriting and forecasting, based in part on research from our advisory services group.

CBRE Investors closed approximately $5.3 billion and $11.7 billion of new acquisitions in 2008 and 2007, respectively. It liquidated $1.2 billion and $4.8 billion of investments in 2008 and 2007, respectively. Assets under management have increased from $6.1 billion at December 31, 1998 to $38.5 billion at December 31, 2008, representing an approximately 20% compound annual growth rate.

Development Services

Our indirect wholly-owned subsidiary Trammell Crow Company and certain of its subsidiaries provide development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities, primarily student housing; and residential/mixed-use projects. Our Development Services segment accounted for 2.3% of our 2008 revenue, 2.2% of our 2007 revenue and less than 1% of our 2006 revenue, as it only included activity from December 20, 2006, the date we acquired Trammell Crow Company, through December 31, 2006.

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

At December 31, 2008, Trammell Crow Company had $5.6 billion of development projects in process. Additionally, the inventory of pipeline deals (those projects we are pursuing, which we believe have a greater than 50% chance of closing or where land has been acquired and the project construction start is more than twelve months out) was $2.5 billion at December 31, 2008.

Our Competitive Position

We believe we possess several competitive strengths that position us to capitalize on the underlying trends in the commercial real estate services industry, which include increased outsourcing, consolidation of service providers and institutional ownership of real estate. Our strengths include the following:

•

Global Brand and Market Leading Positions. For over 100 years, we have built CB Richard Ellis into one of the foremost brands in the industry. We are the world’s largest commercial real estate services provider, based on 2008 revenue, and one of only three commercial real estate services companies with a global footprint. As a result of our strong brand and global footprint, large corporations, institutional owners and users of real estate recognize us as a leading provider of world-class, comprehensive real estate services. Operating under the global CB Richard Ellis brand name, we are a leader in many of the local markets in which we operate, including New York, Los Angeles, Chicago and London.

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

•

Strong Client Relationships and Client-tailored Service. We have forged long-term relationships with many of our clients. During the year ended December 31, 2008, our clients included more than 85 of the Fortune 100 companies. In order to better satisfy the needs of our largest clients and to capture cross-selling opportunities, we have organized several fully-integrated client coverage teams comprised of senior management, a global relationship manager and regional and product specialists.

•

Attractive Business Model. Our business model features a diversified service offering and client base, recurring revenue streams, a variable cost structure, low capital requirements and a strong senior management team and workforce.

•

Diversified Service Offering and Client Base. Our broad service offering, global footprint and extensive client relationships provide us with a diversified revenue base. For 2008, we estimate that corporations accounted for approximately 39% of our revenue, insurance companies and banks accounted for approximately 23% of our revenue, pension funds and their advisors accounted for approximately 11% of our revenue, individuals and partnerships accounted for approximately 9% of our revenue, REITs accounted for approximately 5% of our revenue and other types of clients accounted for the remainder of our revenue.

•

Recurring Revenue Streams. Our years of strong local market presence have allowed us to develop significant repeat business from existing clients, which we estimate accounted for approximately 61% of our 2008 revenue. This includes referrals associated with our contractual fee-for-services businesses, which generally involve facilities management, property management and mortgage loan servicing, as well as asset management provided by CBRE Investors. Our contractual, fee-for-service business represented approximately 37% of our 2008 revenue.

•

Variable Cost Structure. Compensation is our largest expense and our sales and leasing professionals are generally paid on a commission and bonus basis, which correlates with our revenue performance. This cost structure provides us with flexibility to mitigate the negative effect on our operating margins during difficult market conditions, such as those experienced in 2008. However, our cost structure also includes significant other operating expenses that may not correlate to our revenue performance, including office lease and information technology maintenance and other support services expenses along with insurance premiums.

•	Low Capital Requirements. Our business model is structured to provide value-added services with low capital intensity. During 2008, our net capital expenditures were 0.8% of our revenue.

•

Strong Senior Management Team and Workforce. Our most important asset is our people. We have recruited a talented and motivated work force of over 30,000 employees worldwide, excluding affiliate offices, who are supported by a strong and deep senior management team consisting of a number of highly-respected executives, most of whom have over 20 years of broad experience in the real estate industry. In addition, we use equity compensation to align the interests of our senior management team with the interests of our stockholders.

Although we believe these strengths will create significant opportunities for our business, you should also be aware of the risks that may impact our competitive position, which include the following:

•

Impact of “Credit Crunch” and Capital Markets Disruption. A significant portion of our business involves the sale and financing of commercial properties. For example, during 2008, we generated approximately 7% of our revenue from U.S. investment sales and financing activities. The successful completion of such sale and financing transactions is dependent on the availability and cost of credit. A severe disruption in the global capital markets, such as the type that continued throughout 2008, has adversely affected our property sales and financing businesses.

•

Impact of Weakening Global Economic Activity. A significant portion of our business involves the leasing of space on behalf of property owners and occupiers. For example, during 2008, we generated approximately 33% of our global revenue from leasing activities. The health of leasing markets is dependent on the level of economic activity on a global, regional and local basis. A significant slowdown in overall economic activity, or a contraction of activity, such as occurred in the United States and Europe in 2008, has and may continue to adversely affect our leasing business.

•

Leverage. We borrowed approximately $2.1 billion under our senior secured term loan facilities in December 2006 to finance our acquisition of Trammell Crow Company. We have significant debt service obligations and the instruments governing our indebtedness impose operating and financial restrictions on the conduct of our business. For example, our credit agreement contains financial covenants that currently require us to maintain a maximum leverage ratio of Consolidated EBITDA (as defined in our credit agreement) to total debt less available cash and a minimum coverage ratio of interest. We actively managed our cost structure during 2008 and are continuing to further reduce costs in 2009. As a result, our 2009 projections show that we will be in compliance with the minimum coverage ratio and the maximum leverage ratio. If 2009 revenues are less than we projected, we will take further actions within our control and believe that such actions would allow us to remain in compliance with our financial covenants. However, to provide ourselves with maximum flexibility, it is likely that we will approach our lenders to seek an amendment to our credit agreement.

•

Smaller Presence in Some Markets than our Local Competitors. Although we are the largest commercial real estate services firm in the world in terms of 2008 revenue, our relative competitive position varies significantly across service categories and geographic areas. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis or within certain service categories within these markets.

•	Exposure to Risks of International Operations. We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2008, we generated approximately 39% of our revenue from operations outside the United States. Because a significant portion of our revenues are derived from operations outside the United States, we are exposed to adverse changes in exchange rates and social, political and economic risks of doing business in foreign countries, including the current global economic slowdown.

•

Geographic Concentration. During 2008, approximately 10% of our global revenue was generated from transactions originating in California. In addition, a significant portion of our European operations are concentrated in London and Paris. As a result, continued or future adverse economic conditions in these regions may affect us more than our competitors.

Our Long-Term Growth Strategy

We believe we have built the premier integrated global services platform in our industry, which gives us a distinct competitive advantage. In developing this integrated global services platform, we acquired such entities as The Koll Company, Westmark Realty Advisors (now known as CBRE Investors), L.J. Melody & Company (now known as CBRE Capital Markets), REI Limited and Hillier Parker May & Rowden during the 1990s, Insignia in 2003 and Trammell Crow Company in 2006, which added strength, expertise and resources in comprehensive outsourcing services, integrated account management and real estate development. Today, we believe that we offer the commercial real estate services industry’s most complete suite of services and that we have a leadership position in many of the top business centers around the world. Our primary business objective is to leverage this platform on a global basis in order to garner an increasing share of industry revenues relative to our competitors. We believe this will enable us to maximize our long-term cash flow, sustain our competitive advantage and increase long-term stockholder value. Our strategy to achieve these business objectives consists of several elements:

•

Focus on Improving Operating Efficiency. We have been focused for several years on efficiency improvements and contribution enhancements from our internal support services and functions including marketing, travel and entertainment as well as reassessments of total headcount. We believe our efforts have helped to lower operating costs, support profit margins and improve overall performance. For example, in 2008, we took aggressive actions to further improve efficiencies and contain costs in response to weakened macro market conditions. As a result of these actions, operating expenses as a percentage of revenue only increased slightly to 34.1% in 2008 versus 33.0% for the year ended December 31, 2007, despite the significant decline in revenue. Further, these cost reduction efforts will eliminate significantly more expenses for 2009. We will continue to look for ways to realize further operational efficiencies and cost savings in order to maximize our operating margins and cash flow in the future.

•

Increase Revenue from Large Clients. We plan to capitalize on our client management strategy for our large clients, which is designed to provide them with a full range of services globally while maximizing our revenue per client. We deliver these services through relationship management teams that are charged with thoroughly understanding our customers’ business and real estate strategies and matching our services to the customers’ requirements. The global relationship manager is a highly seasoned professional who is focused on maximizing revenue per client and who is compensated with a salary and a performance-based bonus. The team leader is supported by salaried professionals with specialized expertise, such as marketing, financial analysis and construction, and, as needed, taps into our field-level transaction professionals for execution of client strategies. We believe this approach to client management will lead to stronger client relationships and enable us to maximize cross-selling opportunities and capture a larger share of our clients’ commercial real estate services expenditures. For example:

•	we generated repeat business in 2008 from approximately 61% of our U.S. real estate sales and leasing clients;

•	more than 64% of our corporate services clients today purchase more than one service and, in many cases, more than two;

•	the square footage we manage for our 15 largest U.S. asset services clients has grown by approximately 316% since 2001; and

•

the 50 largest clients of the investment sales group within our U.S. real estate services line of business generated $85.2 million in revenues in 2008—up approximately 44% from $59.1 million for the top 50 investment sales clients in 2003.

•

Capitalize on Cross-selling Opportunities. Because we believe cross-selling represents a large growth opportunity within the commercial real estate services industry, we are committed to emphasizing this opportunity across all of our clients, services and regions. We organized dedicated teams to assist and supplement our local market professionals in the pursuit of major assignments and to foster increased cross-selling of the full range of our services. In addition, we have dedicated substantial resources and implemented several management initiatives to further develop cross-selling opportunities, including our intensive training programs for sales and management professionals as well as a customer relationship management database and sales management principles and incentives designed to improve individual productivity. We believe the combination of these initiatives will enable us to further penetrate local markets and better capitalize on our global platform.

•

Expansion through In-Fill Acquisitions. Strategic acquisitions have been and will continue to be an integral component of our growth plans. Current market conditions have made new acquisitions more challenging, yet we believe that they will once again provide opportunities for growth in the business in the future. We completed 16 in-fill acquisitions for an aggregate purchase price of approximately $181 million during 2008, primarily in the first half of the year. Our acquirees were generally either quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we already held an equity interest. We believe that there are a number of other smaller firms throughout the world that may be suitable acquisition candidates for us. We expect that each of these acquisitions would generally be less than $100 million in total consideration and would add to our existing geographic and/or line of business platforms.

Competition

We compete across a variety of business disciplines within the commercial real estate services industry, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2008 revenue, our relative competitive position varies significantly across geographies, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms, some of which may have greater financial resources than we do. Despite recent consolidation, the commercial real estate services industry remains highly fragmented. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including Cushman & Wakefield and Jones Lang LaSalle as well as national firms such as Grubb & Ellis.

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

Employees

At December 31, 2008, we had over 30,000 employees worldwide, excluding affiliate offices, a good portion of which are in our outsourcing operations and are fully reimbursed by our clients. During 2008, workforce reductions made as part of our cost cutting efforts were more than offset by growth in our outsourcing business as well as from acquisitions. At December 31, 2008, 546 of our employees were subject to collective bargaining agreements, most of whom are on-site employees in our asset services business in the New York/New Jersey, Illinois and California areas. We believe that relations with our employees are satisfactory.

Intellectual Property

We hold various trademarks and trade names worldwide, which include the “CB Richard Ellis” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CB Richard Ellis”, the “CBRE” and the “Trammell Crow” names. With respect to the CB Richard Ellis and CBRE names, we have processed and continuously maintain trademark registrations for these service marks in the United States and the CB Richard Ellis and CBRE related marks are in registration or in process in most foreign jurisdictions where we conduct significant business. We obtained our most recent U.S. trademark registrations for the CB Richard Ellis and CBRE related marks in 2005, and these registrations would expire in 2015 if we failed to renew them.

We hold a license to use the “Trammell Crow” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which is wholly-owned by certain descendents and affiliates of Mr. Trammell Crow. See “Risk Factors- We license the use of the Trammell Crow trade name and this license is not exclusive and may be revoked” for additional information.

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

While we are aware of the presence or the potential presence of regulated substances in the soil or groundwater at several properties owned, operated or managed by us, which may have resulted from historical or ongoing activities on those properties, we are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect both us and the commercial real estate services industry in general. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management and development services businesses, which could adversely impact the results of operations of these business lines.

Availability of this Report

Our internet address is www.cbre.com. On the Investor Relations page on our web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, CB Richard Ellis Group, Inc., 200 Park Avenue, 17th Floor, New York, New York 10166.

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

The success of our business is significantly related to general economic conditions and, accordingly, our business has been and could continue to be harmed by the economic slowdown and downturn in real estate asset values, property sales and leasing activities.

Periods of economic slowdown or recession, significantly rising interest rates, declining employment levels, decreasing demand for real estate, declining real estate values, or the public perception that any of these events may occur, can reduce volumes for many of our business lines. These economic conditions have resulted in and could continue to result in a general decline in acquisition, disposition and leasing activity, as well as a general decline in the value of real estate and in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales, leases and mortgage brokerage as well as revenues associated with investment management and/or development activities. In addition, these conditions have led and could continue to lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate assets and properties planned for development. Because our development and investment strategy often entails making relatively modest investments alongside our investor clients, our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. Economic downturns have reduced, and may continue to reduce, the amount of loan originations and related servicing by our commercial mortgage brokerage business.

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

Recently, the availability and cost of credit, a declining real estate market (in particular, in those markets in which we have generated significant transaction revenues in the past, such as the United States) and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a global recession. The fragility of the credit markets and the current economic environment have impacted real estate services companies like ours through liquidity restrictions, falling transaction volumes, lower real estate valuations, market volatility and fluctuations, and loss of confidence. Similar to other commercial real estate services firms, our transaction volumes fell throughout 2008 and our stock price has declined significantly.

These negative general economic conditions could continue to reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Our revenues and profitability depend on the overall demand for our services from our clients. While it is possible that the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to materially and adversely impact our business.

If the conditions prevalent in the economy and the real estate industry in 2008 continue for an extended period or worsen in the future, our business performance and profitability could continue to fall. If this were to occur, we could fail to comply with certain financial covenants in our credit agreement which would force us to seek a waiver and amendment with the lenders under our credit agreement, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years. If we fail to meet our payment or other obligations under our credit agreement, the lenders under the agreement will be entitled to proceed against the collateral granted to them to secure the debt owed.

Recent adverse developments in the credit markets and the risk of continued market deterioration have adversely affected and may continue to adversely affect our business, results of operations and financial condition.

Our capital markets business, which includes debt and equity financing services, investment property sales, Global Investment Management and Development Services businesses, are sensitive to credit cost and availability as well as market place liquidity. Additionally, the revenues in all of our businesses are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate market. In 2008, the credit markets experienced a disruption of unprecedented magnitude. This disruption has reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources have been eliminated.

Disruptions in the credit markets have adversely affected, and may continue to adversely affect, our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasings, dispositions and acquisitions of property. For example, during 2007, we generated approximately 12% of our revenue from U.S. investment property sales and financing activities. For 2008, largely due to credit market and liquidity disruptions, our U.S. investment property sales and financing activities accounted for only approximately 7% of our revenue. In addition, if purchasers of real estate are not able to procure favorable financing resulting in the lack of disposition opportunities for our funds and projects, our Global Investment Management and Development Services businesses will be unable to generate incentive fees and we may also experience losses of co-invested equity capital if the disruption causes a permanent decline in the value of investments made.

The scope of the recent credit market disruption has been well beyond what any market participant anticipated. As a result, the depth and duration of the current credit market and liquidity disruptions are impossible to predict. This limits our ability to develop future business plans and we believe that it limits the ability of other participants in the credit markets and commercial real estate markets to do so as well. This uncertainty may lead market participants to act more conservatively than in recent history, which may amplify decreases in demand and pricing in the markets we serve.

Our debt instruments impose operating and financial restrictions on us and, in the event of a default, all of our borrowings would become immediately due and payable.

Our debt instruments, including our credit agreement, impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability and our guarantor subsidiaries’ abilities to:

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

As detailed below, our credit agreement contains financial covenants that currently require us to maintain a maximum leverage ratio of Consolidated EBITDA (as defined in our credit agreement) to total debt less available cash and a minimum coverage ratio of interest. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will be able to meet those ratios when required. Due to the decline in Consolidated EBITDA in recent periods, and if our Consolidated EBITDA continues to decline in future periods, and we are unable to negotiate an amendment to our credit agreement, we may be unable to comply with the financial covenants under our credit agreement in future periods. We actively managed our cost structure during 2008 and are continuing to further reduce costs in 2009. As a result, our 2009 projections show that we will be in compliance with the minimum coverage ratio and the maximum leverage ratio. If 2009 revenues are less than we projected, we will take further actions within our control and believe that such actions would allow us to remain in compliance with our financial covenants. However, to provide ourselves with maximum flexibility, it is likely that we will approach our lenders to seek an amendment to our credit agreement.

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

Our credit agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our credit agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries. In addition, in connection with any amendment to our credit agreement, we may need to grant additional collateral to the lenders.

Our substantial leverage and debt service obligations could harm our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

We are highly leveraged and have significant debt service obligations. We borrowed approximately $2.1 billion of term loans under our credit agreement in December 2006 to finance our acquisition of Trammell Crow Company and $300.0 million of additional term loans under our credit agreement in March 2008. As of December 31, 2008, we had $2.1 billion of total recourse debt outstanding. For the year ended December 31, 2008, our interest expense was approximately $167.2 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

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

Subject to the maximum amounts of indebtedness permitted by our credit agreement covenants, we are not restricted in the amount of additional recourse debt we are able to incur in connection with the financing of our development activities, and we may in the future incur such indebtedness in order to decrease the amount of equity we invest in these activities. Subject to certain covenants in our various bank credit agreements, we are also not restricted in the amount of additional recourse debt CBRE Capital Markets may incur in connection with funding loan originations for multi-family properties having prior purchase commitments by a government sponsored entity.

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

Any of our clients may experience a downturn in its business that may weaken its results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. For example, in 2008, a significant customer of our outsourcing business, Washington Mutual, was seized by federal regulators and sold to J.P. Morgan Chase. Any client bankruptcy or insolvency, or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. Bankruptcy filings by or relating to one of our clients could bar us from collecting pre-bankruptcy debts from that client. A client bankruptcy would delay our efforts to collect past due balances and could ultimately preclude full collection of these amounts. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large client, which would adversely impact our financial condition. We expect that the increasing weakness in the global economy will put additional financial stress on clients, which may in turn negatively impact our ability to collect our receivables fully or in a timely manner.

Additionally, while no individual client accounted for more than 3% of our revenues on a global basis in 2008, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for the severance obligations we would incur as a result of the loss of the client.

Our goodwill and other intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and our stock price. Due to the continuing economic uncertainty and credit crisis, we determined in December 2008 that the negative impact of the current global economic slowdown and resulting decline in our stock price represented an adverse change in our business climate, requiring us to undertake an interim evaluation of our goodwill and other intangible assets for impairment. During the year ended December 31, 2008, we incurred charges of $1.2 billion in connection with the impairment of goodwill and other non-amortizable intangible assets. As of December 31, 2008, our recorded goodwill was approximately $1.3 billion; our other intangible assets, net of accumulated amortization, was approximately $311 million; and our total stockholders’ equity was approximately $115 million. As of December 31, 2008, our book value per share was $0.44. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, it could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Brett White, our Chief Executive Officer and President. Mr. White and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant majority of our revenues, as well as other revenue producing professionals. The departure of any of our key employees (including those acquired through acquisitions), or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business, including brokerage and property management personnel. Competition for these personnel is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. We use equity incentives to retain and incentivize our key personnel. In 2008, our stock price declined significantly, resulting in the decline in value of our previously provided equity incentives, which may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our stock price is subject to volatility.

Our stock price is affected by a number of factors, including macroeconomic conditions; conditions specific to the commercial real estate services sector; quarterly variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel; the introduction of new services by us or our competitors; and acquisitions, strategic alliances or joint ventures involving us or our competitors. In addition, the stock market, in general, has historically experienced significant price and volume fluctuations. Any of these factors may cause declines in the market price of our common stock.

In 2008, as economic conditions in the economy generally, and particularly within the commercial real estate industry, worsened, our stock price declined substantially. When the market price of a company’s common stock drops significantly, a loss of confidence can ensue, making new client generation and existing client and key employee retention more challenging. In addition, stockholders sometimes institute securities class action lawsuits. If we are unable to retain key clients or employees, or if we are required to defend a securities class action lawsuit against us, we could incur substantial costs and the time and attention of our management could be diverted, causing a material adverse effect on our business, results of operations and resulting financial condition. In addition, in the event we require additional liquidity and raise equity at a time when our stock price is at historic lows, the dilution to existing equity holders would be significant. For example, in November 2008, we raised approximately $208 million by selling 57,500,000 shares of our common stock in a public offering. This offering was significantly dilutive to our then-existing shareholders.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2008, we generated approximately 39% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2008, approximately 39% of our revenue was transacted in currencies of foreign countries, the majority of which included the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. Thus, we may experience fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates.

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

A significant component of our growth has occurred through acquisitions, including our acquisition of Insignia in July 2003 and our acquisition of Trammell Crow Company in December 2006. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. For example, through December 31, 2008, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia acquisition in the third quarter of 2004 and the Trammell Crow Company acquisition in the fourth quarter of 2007.

If we acquire companies in the future, we may experience integration costs and the acquired businesses may not perform as we expect.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition, we have incurred $41.9 million of expenses through December 31, 2008, which are related to the integration of Insignia’s business lines, as well as accounting and other systems, into our own. Additionally, through December 31, 2008, we have incurred $53.5 million of integration expenses associated with the acquisition of Trammell Crow Company.

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

The revenue we generate from our asset services line of business is generally a percentage of aggregate rent collections from properties, although many management agreements provide for a specified minimum management fee. Accordingly, our success partially depends upon the performance of the properties we manage. The performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of our control:

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

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2008, we had committed $61.9 million to fund future co-investments. We expect that approximately $50.7 million of these commitments will be funded during 2009. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is a very important part of our Global Investment

Management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of December 31, 2008, we had approximately 70 consolidated real estate projects with invested equity of $45.3 million and $4.1 million of notes payable on real estate that are recourse to us (in addition to being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). In addition, at December 31, 2008, we were involved as a principal (in most cases, co-investing with our clients) in approximately 40 unconsolidated real estate subsidiaries with invested equity of $53.0 million and had committed additional capital to these unconsolidated subsidiaries of $36.5 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $6.5 million.

During the ordinary course of our Development Services business, we provide numerous completion and budget guarantees relating to development projects. Each of these guarantees requires us to complete the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees (which are intended to pass most of the risk to such contractors), there can be no assurance that we will not have to perform under any such guarantees. If we are required to perform under a significant number of such guarantees, it could harm our business, results of operations and financial condition.

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

We compete across a variety of business disciplines within the commercial real estate services industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and commercial mortgage brokerage. With respect to each of our business disciplines, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2008 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms, some of which may have greater financial resources than we do. In addition, future changes in laws could lead to the entry of other competitors, such as financial institutions. Many of our competitors are local or regional firms. Although substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours. There has been a significant increase in recent years in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third-party service providers and thereby decrease the demand for our services. In general, there can be no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

A significant portion of our operations are concentrated in California and our business could be harmed due to the ongoing economic downturn in the California real estate markets.

During 2008 and 2007, approximately 10% of our revenue was generated from transactions originating in California. As a result of the geographic concentration in California, the current economic downturn in the California commercial real estate market and in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•

disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated, such as the recessions currently underway in the United States and many European economies;

•

the continued volatility and disruption of the capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets;

•	increases in unemployment and general slowdowns in commercial activity;

•	our ability to comply with the financial ratio covenants under our Credit Agreement, or if required, our ability to renegotiate such covenants or obtain a waiver of such covenants from our lenders;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to reduce debt and achieve cash interest savings;

•	the impairment or weakened financial condition of certain of our clients;

•	the impairment of our goodwill and other intangible assets as a result of business deterioration or our stock price falling;

•	our ability to achieve estimated cost savings in connection with our existing or future cost reduction plans and achieve improvements in operating efficiency;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•

changes in the key components of revenue growth for large commercial real estate services companies, including consolidation of client accounts and increasing levels of institutional ownership of commercial real estate;

•	trends in use of large, full-service real estate providers;

•	trends in pricing for commercial real estate services;

•	tax deductions that may be available to us in connection with distributions in 2009 to participants under our U.S. deferred compensation plans;

•	our ability to maximize cross-selling opportunities;

•	diversification of our client base;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	our ability to manage fluctuations in net earnings and cash flow, which could result from our participation as a principal in real estate investments;

•	variability in our results of operations among quarters;

•	future acquisitions may not be available at favorable prices or upon advantageous terms and conditions;

•	costs relating to the acquisition of businesses we may acquire could be higher than anticipated;

•	integration issues arising out of the acquisition of companies we may acquire, including that we may not be able to improve operating efficiency as much as anticipated;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	foreign currency fluctuations;

•	adverse changes in the securities markets;

•	the failure of properties managed by us to perform as anticipated;

•	the success of our co-investment and joint venture activities;

•	the ability of our Global Investment Management segment to comply with applicable laws and regulations governing its role as a registered investment advisor;

•	the ability of our Global Investment Management segment to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	our ability to sufficiently protect our intellectual property, including protection of our global brand;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms the agreements for its indebtedness;

•	the effect of implementation of new tax and accounting rules and standards; and

•

the other factors described elsewhere in our current Annual Report on Form 10-K, included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices, excluding affiliates, as of December 31, 2008:

Location	Sales Offices	Corporate Offices	Total
Americas	160	2	162
Europe, Middle East and Africa (EMEA)	91	1	92
Asia Pacific	88	1	89

Total	339	4	343

Many of our offices that contain employees of our Global Investment Management or our Development Services segments also contain employees of our other segments. As a result, if we listed all offices of our Global Investment Management and Development Services segments, it would be duplicative. Accordingly, we have grouped our offices by geographic region above to avoid duplication.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

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

	Price Range
Fiscal Year 2008	High	Low
Quarter ending March 31, 2008	$23.17	$15.23
Quarter ending June 30, 2008	$24.50	$19.00
Quarter ending September 30, 2008	$21.00	$11.49
Quarter ending December 31, 2008	$13.24	$3.00

Fiscal Year 2007
Quarter ending March 31, 2007	$39.15	$31.22
Quarter ending June 30, 2007	$39.93	$33.00
Quarter ending September 30, 2007	$42.74	$23.69
Quarter ending December 31, 2007	$29.36	$17.49

The closing share price for our Class A common stock on December 31, 2008, as reported by the New York Stock Exchange, was $4.32. As of February 13, 2009, there were 398 stockholders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to reduce debt and finance future growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that the board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by the amended and restated credit agreement governing our revolving credit facility and senior secured term loan facilities.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2008. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted-average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	12,748,593	$9.91	10,737,105	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	12,748,593	$9.91	10,737,105

(1)	Consists of our Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) and our 2001 Stock Incentive Plan (no further awards may be issued under our 2001 Stock Incentive Plan, which was terminated in June 2004 in connection with the adoption of the 2004 Stock Incentive Plan).
(2)	Under the 2004 Stock Incentive Plan, we may issue stock awards, including but not limited to restricted stock bonuses and restricted stock units, as those terms are defined in the 2004 Stock Incentive Plan. For awards granted prior to June 2, 2008 under this plan, each stock award other than a stock option or stock appreciation right reduced the number of shares reserved for issuance under the 2004 Stock Incentive Plan by 2.25. For awards granted on or after June 2, 2008 under this plan, this share reserve is reduced by one share upon grant of all awards.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning with our initial public offering on June 10, 2004 and ending on December 31, 2008. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and an industry peer group.

The comparison below assumes $100 was invested on June 10, 2004 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly traded commercial real estate services companies: Grubb & Ellis Company and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

*$100 invested on 6/10/04 in stock or 5/31/04 in index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2008. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2005 and 2004, and the balance sheet data as of December 31, 2006, 2005 and 2004 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31,
	2008	2007	2006 (1)	2005	2004
	(dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$5,128,817	$6,034,249	$4,032,027	$3,194,026	$2,647,073
Operating (loss) income	(788,469)	698,971	550,139	372,406	171,008
Interest income	17,762	29,004	9,822	11,221	6,926
Interest expense	167,156	162,991	45,007	56,281	68,080
Loss on extinguishment of debt	—	—	33,847	7,386	21,075
(Loss) income from continuing operations	(1,022,291)	387,871	318,571	217,341	64,725
Income from discontinued operations, net of income taxes	10,225	2,634	—	—	—
Net (loss) income	(1,012,066)	390,505	318,571	217,341	64,725
EPS (2) (3):
Basic (loss) income per share
Loss (income) from continuing operations	(4.86)	1.70	1.41	0.98	0.32
Income from discontinued operations, net of income taxes	0.05	0.01	—	—	—

Net (loss) income	$(4.81)	$1.71	$1.41	$0.98	$0.32

Diluted (loss) income per share
(Loss) income from continuing operations	$(4.86)	$1.65	$1.35	$0.95	$0.30
Income from discontinued operations, net of income taxes	0.05	0.01	—	—	—

Net (loss) income	$(4.81)	$1.66	$1.35	$0.95	$0.30

Weighted average shares:
Basic	210,539,032	228,476,724	226,685,122	222,129,066	203,326,218
Diluted	210,539,032	234,978,464	235,118,341	229,855,056	214,035,219
STATEMENTS OF CASH FLOWS DATA:
Net cash (used in) provided by operating activities	$(130,373)	$648,210	$430,044	$359,656	$187,207
Net cash used in investing activities	(419,009)	(284,421)	(2,061,933)	(115,509)	(28,351)
Net cash provided by (used in) financing activities	373,959	(277,253)	1,419,560	(47,272)	(67,366)
OTHER DATA:
EBITDA (4) (5)	$457,021	$834,264	$653,524	$454,184	$245,340

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$158,823	$342,874	$244,476	$449,289	$256,896
Total assets	4,726,414	6,242,573	5,944,631	2,815,672	2,271,636
Long-term debt, including current portion	2,077,421	1,788,726	2,078,509	561,069	612,838
Notes payable on real estate (6)	617,663	466,032	347,033	—	—
Total liabilities	4,380,691	4,990,417	4,684,854	2,015,163	1,705,763
Total stockholders’ equity	114,686	988,543	1,181,641	793,685	559,948

Note: We have not declared any cash dividends on common stock for the periods shown.

(1)	The results for the year ended December 31, 2006 include the operations of Trammell Crow Company from December 20, 2006, the date we acquired Trammell Crow Company.
(2)	EPS represents (loss) earnings per share. See (Loss) Earnings Per Share information in Note 19 of our Notes to Consolidated Financial Statements.
(3)	On April 28, 2006, our board of directors approved a three-for-one stock split of our Class A common stock effected as a 100% stock dividend, which was distributed on June 1, 2006. The applicable share and per share data for all periods presented has been restated to give effect to this stock split.
(4)	EBITDA represents earnings before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, and goodwill and other non-amortizable intangible asset impairment. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs.

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

EBITDA is calculated as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006	2005	2004
Net (loss) income	$(1,012,066)	$390,505	$318,571	$217,341	$64,725
Add:
Depreciation and amortization (i)	102,909	113,694	67,595	45,516	54,857
Goodwill and other non-amortizable intangible asset impairment	1,159,406	—	—	—	—
Interest expense (ii)	167,805	164,829	45,007	56,281	68,080
Loss on extinguishment of debt	—	—	33,847	7,386	21,075
Provision for income taxes (iii)	56,853	194,255	198,326	138,881	43,529
Less:
Interest income (iv)	17,886	29,019	9,822	11,221	6,926

EBITDA (5)	$457,021	$834,264	$653,524	$454,184	$245,340

(i)	Includes depreciation and amortization related to discontinued operations of $0.1 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.
(ii)	Includes interest expense related to discontinued operations of $0.6 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively.
(iii)	Includes provision for income taxes related to discontinued operations of $6.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.
(iv)	Includes interest income related to discontinued operations of $0.1 million and $0.01 million for the years ended December 31, 2008 and 2007, respectively.

(5)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.
(6)	Notes payable on real estate disclosed here includes the current and long-term portions of notes payable on real estate as well as notes payable included in liabilities related to real estate and other assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services firm, based on 2008 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2008, we operated more than 300 offices worldwide, excluding affiliate offices, with over 30,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several service competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In both 2007 and 2008, we were included on both the Fortune list of Fastest Growing U.S. Companies and the Business Week list of 50 “Best in Class” companies across all industries. In 2008, we also became the first commercial real estate services company in the Fortune 500.

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

Macroeconomic Conditions

Economic trends and government policies directly affect our operations as well as global and regional commercial real estate markets generally. These include: overall economic activity and employment growth, interest rate levels, the availability of credit to finance transactions and the impact of tax and regulatory policies. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States, unemployment, the prospects of a global recession and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the credit, mortgage and real estate markets. Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, has affected and may continue to negatively affect the performance of many of our business lines. Weak economic conditions have resulted and may continue to result in a general decrease in transaction activity and declines in rents and property values, which, in turn, has reduced and may continue to reduce revenue from property management fees and from brokerage commissions derived from property sales and leases. In addition, these challenging economic conditions could lead to continued declines in funds invested in commercial real estate and related assets. A sustained economic downturn and the absence of reasonably priced debt financing has reduced and may continue to reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business.

Adverse changes in economic conditions have and continue to affect our compensation expense, which is structured to decrease in line with any decrease in revenues. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe, our management can look to improve operational performance by reducing discretionary bonuses, curtailing capital expenditures, adjusting overall staffing levels and implementing other measures to cut operating expenses. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our financial condition and results of operations.

Beginning in 2003, economic conditions in the Americas, our largest segment in terms of revenue, rebounded from the economic downturn in 2001 and 2002. The recovery, which positively impacted the commercial real estate market generally, continued through the second quarter of 2007, helping to improve our Americas segment’s revenue, particularly leasing and sales revenue. Since the third quarter of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors along with sharply rising energy costs. The slowing economic activity worsened into a recession affecting virtually all segments of the economy in 2008 as both consumer and business spending dropped sharply. The economic and capital market stresses led to a severe global financial disruption in 2008. This disruption caused a freezing up of credit markets, pervasive loss of investor confidence and significant devaluation of assets of all types, from the riskiest to the most secure. These conditions also caused increasingly negative job growth throughout 2008, and a deepening economic contraction in the second half of 2008. This resulted in an accelerating decline in leasing activity and space absorption, rising vacancy rates and decreasing rents across the United States. U.S. investment sales activity also began falling sharply from peak levels in the second half of 2007 and remained weak throughout 2008. This decline reflected an absence of debt financing and growing investor reluctance to commit to purchase property in the face of market uncertainty. These deteriorating conditions also adversely affected our Development Services and Global Investment Management businesses in the United States throughout 2008 as property values decreased sharply and disposition opportunities were markedly reduced. A rebound of our U.S. sales, leasing, Global Investment Management and Development Services businesses will depend upon credit markets returning to more normalized conditions, and the U.S. economy resuming its growth.

The weakening capital markets trend experienced in the United States began to manifest in the United Kingdom in late 2007, and in continental Europe beginning in early 2008. As a result, investment sales and investment management activities in Europe worsened progressively throughout 2008. The major European economies also entered into a recession in 2008 resulting in lower levels of leasing activity throughout 2008. The markets in Asia Pacific also began to experience increasingly more severe effects from the global credit market difficulties and worldwide economic slowdown, as reflected in lower investment sales and leasing activity in 2008.

Leverage

We borrowed approximately $2.1 billion under our senior secured term loan facilities in December 2006 to finance our acquisition of Trammell Crow Company. On March 27, 2008, we exercised the accordion provision of our Credit Agreement, which added an additional $300.0 million term loan. As a result, we are highly leveraged and have significant debt service obligations. As of December 31, 2008, our total debt, excluding notes payable on real estate, was $2.3 billion and our interest expense for the year ended December 31, 2008 was $167.2 million.

Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective early repayment and retirement of indebtedness. For example, in June 2006, we entered into a new $600.0 million revolving credit facility, which fully replaced our former credit agreement on more favorable terms. Additionally, we repaid $286.0 million of our senior secured term loans during the year ended December 31, 2007 and made net repayments of $183.9 million on our revolving credit facility during the year ended December 31, 2008. Our management generally expects to continue to look for opportunities to reduce our debt in the future.

Notwithstanding the actions described above, however, our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business. Our credit agreement governing our term loans and revolving credit facilities (Credit Agreement) contains financial covenants that currently require us to maintain a minimum coverage ratio of interest of 2.25x and a maximum leverage ratio of EBITDA (as defined in our Credit Agreement) to total debt less available cash of 3.75x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. If our EBITDA continues to decline in future periods as it has in recent periods, we may be unable to comply with these financial covenants under our Credit Agreement. We actively managed our cost structure during 2008 and are continuing to further reduce costs in 2009. As a result, our 2009 projections show that we will be in compliance with the minimum coverage ratio and the maximum leverage ratio. If 2009 revenues are less than we projected, we will take further actions within our control and believe that such actions would allow us to remain in compliance with our financial covenants. However, to provide ourselves with maximum flexibility, it is likely that we will approach our lenders to seek an amendment to our Credit Agreement. In addition, if we obtain an amendment to our Credit Agreement, our interest expense could increase.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage brokerage services through our 1996 acquisition of L.J. Melody & Company (now known as CBRE Capital Markets, formerly known as CBRE Melody) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors (now known as CB Richard Ellis Investors), our 1997 acquisition of Koll Real Estate Services and our 1998 acquisition of the London-based firm Hillier Parker May & Rowden. Our 2003 acquisition of Insignia Financial Group, Inc. (Insignia) significantly increased the scale of our real estate advisory services and outsourcing services business lines in our Americas segment and also significantly increased our presence in the New York, London and Paris metropolitan areas.

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. Our acquirees have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. We completed 16 acquisitions with an aggregate purchase price of approximately $181 million during 2008, primarily in the first half of the year. These included three notable acquisitions within our EMEA segment: the acquisition of Eurisko Consulting SRL, the largest independent commercial real estate services company in Romania, which extends our ability to deliver the premier commercial real estate services offering across Central and Eastern Europe; the acquisition of CB Richard Ellis Cederholm A/S, an affiliate company in Denmark, which significantly strengthens our platform in Scandinavia by giving us a wholly-owned position in one of the region’s most active property markets; and the acquisition of Espansione Commerciale, the market leader in shopping centre leasing and property management in Italy, which extends our international retail services capability in that region. In 2007, we completed 14 acquisitions with an aggregate purchase price of approximately $108 million.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2008, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow

Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through December 31, 2008, we have incurred expenses of $41.9 million related to Insignia and $53.5 million related to Trammell Crow Company in connection with the integration of these companies’ business lines, as well as accounting and other systems, into our own. During the year ended December 31, 2008, we incurred $15.1 million related to the acquisitions of Insignia and Trammell Crow Company, as well as $1.3 million of integration expenses associated with other acquisitions completed in 2005 through 2008. We expect to incur total integration expenses relating to past acquisitions of approximately $7 million during 2009, which include residual integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to a strategic in-fill acquisition in 2006.

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

Our revenue recognition policies are consistent with these criteria. The judgments involved in revenue recognition include understanding the complex terms of agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (i) at what point in time revenue is earned, (ii) whether contingencies exist that impact the timing of recognition of revenue and (iii) how and when such contingencies will be resolved. The timing of revenue recognition could vary if different judgments were made. Our revenues subject to the most judgment are brokerage commission revenue and incentive-based management and development fees.

We record commission revenue on real estate sales generally upon close of escrow or transfer of title, except when future contingencies exist. Real estate commissions on leases are generally recorded in revenue when all obligations under the commission agreement are satisfied. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies including tenant occupancy, payment of a deposit or payment of a first month’s rent (or a combination thereof). As some of these conditions are outside of our control and are often not clearly defined, judgment must be exercised in determining when such required events have occurred in order to recognize revenue.

A typical commission agreement provides that we earn a portion of a lease commission upon the execution of the lease agreement by the tenant, with the remaining portion(s) of the lease commission earned at a later date, usually upon tenant occupancy or payment of rent. The existence of any significant future contingencies results in the delay of recognition of corresponding revenue until such contingencies are satisfied. For example, if we do not earn all or a portion of the lease commission until the tenant pays its first month’s rent, and the lease agreement provides the tenant with a free rent period, we delay revenue recognition until rent is paid by the tenant.

Investment management and property management revenues are generally based upon percentages of the revenue or profit generated by the entities managed and are recognized when earned under the provisions of the related management agreements. Our Global Investment Management segment also earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied. With many of these investments, our Global Investment Management team has participation interests in such incentive fees. These participation interests are generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period.

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

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectibility. Our assumptions are based on an assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are evaluated for collectibility and fully provided for if deemed uncollectible. Historically, our credit losses have been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

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

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited partnerships, limited liability companies and other subsidiaries is based on control. For our general partner interests, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling general partner investments in these entities under the equity method. This treatment also applies to our managing member interests in limited liability companies.

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

Under either the equity or cost method, impairment losses are recognized upon evidence of other-than-temporary losses of value. When testing for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our investments and/or look to comparable activities in the market place. Management judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include net asset values, internal rates of return, discount and capitalization rates, interest rates and financing terms, rental rates, timing of leasing activity, estimates of lease terms and related concessions, etc. When determining if impairment is other-than-temporary, we also look to the length of time and the extent to which fair value has been less than cost as well as the financial condition and near-term prospects of each investment.

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

The majority of our goodwill balance has resulted from our acquisition of CB Richard Ellis Services in 2001, our acquisition of Insignia in 2003 and our acquisition of Trammell Crow Company in 2006. Other intangible assets include a trademark, which was separately identified as a result of the 2001 acquisition, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom that was owned by Insignia prior to the Insignia Acquisition. Both the trademark and the trade name are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include customer relationships, management contracts, loan servicing rights and franchise agreements, which are all being amortized over estimated useful lives ranging up to 20 years.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually or more often if circumstances or events indicate a change in the impairment status. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2008 annual assessment as of October 1, 2008. However, we were required to re-perform this assessment as of December 31, 2008 because economic conditions worsened, the capital markets became distressed and our stock price dropped significantly in the fourth quarter of 2008. This was evidenced in our 2008 results by weak sales and leasing activity in our Americas and EMEA segments caused by the credit crunch and significant capital market turmoil adversely affecting incentive-based revenue within our Global Investment Management segment as well as reducing real estate sales volume and values in our Development Services segment. Based on our assessments of goodwill in 2008, we determined that we had impairment in several reporting units, which was driven by these adverse economic conditions causing a decline in the estimated future discounted cash flows expected for such units. The amount of the pre-tax goodwill impairment charges included in our statement of operations for the year ended December 31, 2008 was $1.1 billion. We also determined that two of our intangible assets with indefinite useful lives, $84.0 million representing the Trammell Crow trade name identified in the Trammell Crow Company acquisition and $6.9 million representing the CBRE Melody trade mark identified as a result of the 2001 Merger were also fully impaired. The impairment of the Trammell Crow trade name was driven by the adverse economic conditions causing a significant decline in the estimated future discounted cash flows such that we could not substantiate this trade name having any book value. The impairment of the CBRE Melody trade mark was driven by our mortgage brokerage business’s plans to discontinue use of the Melody trade mark and exclusively use the CBRE trade mark. The amount of the pre-tax other non-amortizable intangible asset impairment charges included in our statement of operations for the year ended December 31, 2008 was $90.9 million. We previously determined that no impairment of goodwill and other intangible assets deemed to have indefinite lives existed as of October 1, 2007 and 2006.

Real Estate

As of December 31, 2008, the carrying value of our total real estate assets was $790.0 million (17% of total assets). The significant accounting policies and estimates with regard to our real estate assets relate to classification and impairment evaluation, cost capitalization and allocation, disposition of real estate and discontinued operations.

Classification and Impairment Evaluation

With respect to our real estate assets, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes criteria to classify an asset as “held for sale.” Assets included in real estate held for sale include only completed assets or land for sale in its present condition that meet all of the SFAS No.144 “held for sale” criteria. All other real estate assets are classified in one of the following line items in our consolidated balance sheet: (i) real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iii) real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced.

Real estate held for sale is recorded at the lower of cost or estimated fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows, management estimates or market comparisons, is less than its carrying amount, an allowance is recorded against the asset. Determining an asset’s fair value and the related allowance to record requires us to utilize judgment and estimates.

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

When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. Impairment charges of $48.7 million were recorded for the year ended December 31, 2008. No impairment charges were recorded during the years ended December 31, 2007 or 2006.

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

When acquiring real estate with existing buildings, we allocate the purchase price between land, land improvements, building and intangibles related to in-place leases, if any, based on their relative fair values in accordance with SFAS No. 141 and SFAS No. 142. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis using assumptions for market rates, absorption periods, lease commissions and tenant improvements. The capitalized values for both lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense. If we used different estimates in these valuations, the allocation of purchase price to each component could differ, which could cause the amount of amortization related to lease intangibles and tenant origination costs to be different, as well as depreciation of the related building and land improvements.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2008 and 2007 are appropriately accounted for in accordance with SFAS No. 109 and FIN 48, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 17 of the Notes to Consolidated Financial Statements for further information regarding income taxes.

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

The consolidated statements of operations and cash flows for the years ended December 31, 2008 and 2007 include the consolidated financial statements of Trammell Crow Company from December 20, 2006, the date of the Trammell Crow Company Acquisition. As such, our consolidated financial statements for the year ended December 31, 2006 are not directly comparable to our consolidated financial statements for the years ended December 31, 2008 and 2007.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)
Revenue	$5,128,817	100.0%	$6,034,249	100.0%	$4,032,027	100.0%
Costs and expenses:
Cost of services	2,926,721	57.1	3,200,718	53.0	2,110,512	52.4
Operating, administrative and other	1,747,082	34.1	1,988,658	33.0	1,303,781	32.3
Depreciation and amortization	102,817	1.9	113,269	1.9	67,595	1.7
Goodwill and other non-amortizable intangible asset impairment	1,159,406	22.6	—	—	—	—
Merger-related charges	—	—	56,932	0.9	—	—

Total costs and expenses	5,936,026	115.7	5,359,577	88.8	3,481,888	86.4
Gain on disposition of real estate	18,740	0.3	24,299	0.4	—	—

Operating (loss) income	(788,469)	(15.4)	698,971	11.6	550,139	13.6
Equity (loss) income from unconsolidated subsidiaries	(80,130)	(1.5)	64,939	1.0	33,300	0.8
Minority interest (income) expense	(54,198)	(1.1)	11,875	0.2	6,120	0.1
Other (loss) income	(7,686)	(0.1)	(37,534)	(0.6)	8,610	0.2
Interest income	17,762	0.3	29,004	0.5	9,822	0.2
Interest expense	167,156	3.3	162,991	2.7	45,007	1.1
Loss on extinguishment of debt	—	—	—	—	33,847	0.8

(Loss) income from continuing operations before provision for income taxes	(971,481)	(18.9)	580,514	9.6	516,897	12.8
Provision for income taxes	50,810	1.0	192,643	3.2	198,326	4.9

(Loss) income from continuing operations	(1,022,291)	(19.9)	387,871	6.4	318,571	7.9
Income from discontinued operations, net of income taxes	10,225	0.2	2,634	0.1	—	—

Net (loss) income	$(1,012,066)	(19.7)%	$390,505	6.5%	$318,571	7.9%

EBITDA (1)	$457,021	8.9%	$834,264	13.8%	$653,524	16.2%

(1)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

EBITDA represents earnings before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, and goodwill and other non-amortizable intangible asset impairment. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs.

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

EBITDA is calculated as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net (loss) income	$(1,012,066)	$390,505	$318,571
Add:
Depreciation and amortization (1)	102,909	113,694	67,595
Goodwill and other non-amortizable intangible asset impairment	1,159,406	—	—
Interest expense (2)	167,805	164,829	45,007
Loss on extinguishment of debt	—	—	33,847
Provision for income taxes (3)	56,853	194,255	198,326
Less:
Interest income (4)	17,886	29,019	9,822

EBITDA (5)	$457,021	$834,264	$653,524

(1)	Includes depreciation and amortization related to discontinued operations of $0.1 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.
(2)	Includes interest expense related to discontinued operations of $0.6 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $6.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.
(4)	Includes interest income related to discontinued operations of $0.1 million and $0.01 million for the years ended December 31, 2008 and 2007, respectively.
(5)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We reported consolidated net loss of $1.0 billion for the year ended December 31, 2008 on revenue of $5.1 billion as compared to consolidated net income of $390.5 million on revenue of $6.0 billion for the year ended December 31, 2007.

Our revenue on a consolidated basis for the year ended December 31, 2008 decreased by $905.4 million, or 15.0%, as compared to the year ended December 31, 2007. This was primarily due to significantly lower sales activity brought about by the global credit market turmoil and soft leasing performance reflecting weaker economic conditions, particularly in the United States and the United Kingdom. Constraints in the capital markets also adversely affected the achievement of incentive based and carried interest revenue in our Global Investment Management segment. These declines were partially offset by the continued strong growth in outsourcing revenue. Foreign currency translation had a $29.5 million positive impact on total revenue during the year ended December 31, 2008.

Our cost of services on a consolidated basis decreased by $274.0 million, or 8.6%, during the year ended December 31, 2008 as compared to the year ended December 31, 2007. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. These decreases were partially offset by an increase in reimbursable expenses within our outsourcing operations as well as increased compensation expense in our EMEA and Asia Pacific segments due to acquisitions and investment in growth of our platform. Foreign currency translation had a $13.6 million negative impact on cost of services during the year ended December 31, 2008. Cost of services as a percentage of revenue increased from 53.0% for the year ended December 31, 2007 to 57.1% for the year ended December 31, 2008. This increase was primarily driven by a shift in the mix of revenues with outsourcing, including reimbursables growth, comprising a greater portion of the total and a lower portion of revenue being non-commissionable as well as the aforementioned increase in compensation expense.

Our operating, administrative and other expenses on a consolidated basis decreased by $241.6 million, or 12.1%, during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was primarily driven by reduced incentive compensation expense, including bonuses and carried interest expense (within our Global Investment Management segment), resulting from lower business performance and the benefit of cost reduction steps taken throughout 2008. These reductions were partially offset by real estate asset impairment charges incurred in our Development Services segment as well as higher worldwide occupancy costs. Foreign currency translation had a $16.2 million negative impact on total operating expenses during the year ended December 31, 2008. In 2008, we took aggressive actions to further improve efficiencies and contain costs in response to weakened macro market conditions. As a result of these actions, operating expenses as a percentage of revenue increased only slightly from 33.0% for the year ended December 31, 2007 to 34.1% for the year ended December 31, 2008, despite the significant decline in revenue. Further, these cost reduction efforts will eliminate significantly more expenses for 2009. We will continue to look for ways to realize further operational efficiencies and cost savings in order to maximize our operating margins and cash flow in the future.

Our depreciation and amortization expense on a consolidated basis decreased by $10.5 million, or 9.2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was primarily driven by lower amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. As of December 31, 2007, the intangible asset representing the net revenue backlog acquired in the Trammell Crow Company Acquisition was fully amortized. Partially offsetting the decrease versus the prior year was higher depreciation expense mainly resulting from increased capital expenditures in connection with recent acquisitions.

Our goodwill and other non-amortizable intangible asset impairment on a consolidated basis was $1.2 billion for the year ended December 31, 2008. These impairment charges were primarily driven by adverse economic conditions causing a decline in the estimated future discounted cash flows for several of our reporting units.

Our merger-related charges on a consolidated basis were $56.9 million for the year ended December 31, 2007. These charges primarily consisted of severance and lease termination costs, which were attributable to the Trammell Crow Company Acquisition.

Our gain on disposition of real estate on a consolidated basis decreased by $5.6 million, or 22.9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease resulted from activity within our Development Services segment. However, when combined with gains included within “discontinued operations,” our year-over-year total gain from disposition of real estate has increased from the prior year by $19.4 million, or 60.2%. However, the prior year was significantly impacted by purchase accounting for the Trammell Crow Company Acquisition, which required the write-up of assets to fair value upon acquisition, thereby eliminating a large amount of gains in 2007.

Our equity loss from unconsolidated subsidiaries on a consolidated basis was $80.1 million for the year ended December 31, 2008 as compared to equity income from unconsolidated subsidiaries of $64.9 million for the year ended December 31, 2007. The loss in the current year was primarily attributable to non-cash write-downs of $76.3 million of investments, particularly in our Global Investment Management and Development Services segments, resulting from other than temporary impairments due to declines in market valuations. The income in the prior year was mainly due to equity income generated by our Development Services segment as well as dispositions within selected funds in our Global Investment Management segment, both of which did not recur in the current year.

Our minority interest income on a consolidated basis was $54.2 million for the year ended December 31, 2008 as compared to minority interest expense of $11.9 million for the year ended December 31, 2007. This variance primarily reflects our minority partners’ share of the impairment of real estate assets within our Development Services segment.

Our other loss on a consolidated basis was $7.7 million for the year ended December 31, 2008 as compared to $37.5 million for the year ended December 31, 2007. The loss in the current year related to the write-down of an investment maintained within our Global Investment Management segment due to a decline in market valuation. Our other loss of $37.5 million in the prior year primarily related to the sale of Trammell Crow Company’s approximately 19% ownership interest in Savills plc, a real estate services company based in the United Kingdom. This sale resulted in a pre-tax loss of $34.9 million, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market.

Our consolidated interest income was $17.8 million during the year ended December 31, 2008, a decrease of $11.2 million, or 38.8%, as compared to the year ended December 31, 2007. This decrease was mainly driven by lower interest income earned in our Americas segment primarily resulting from higher average cash balances in the prior year as a result of cash received on the sale of Trammell Crow Company’s interest in Savills plc and interest income earned on restricted cash held related to former shareholders of Trammell Crow Company common stock.

Our consolidated interest expense increased by $4.2 million during the year ended December 31, 2008, or 2.6%, as compared to the year ended December 31, 2007. The increase was primarily due to higher interest expense incurred within our Development Services segment, partially mitigated by lower interest expense associated with our Credit Agreement, as lower interest rates more than offset the impact of higher average debt balances outstanding.

Our provision for income taxes on a consolidated basis was $50.8 million for the year ended December 31, 2008 as compared to $192.6 million for the year ended December 31, 2007. The decrease in the provision for income taxes was mainly attributable to a significant pre-tax loss reported for 2008 as compared to sizeable pre-tax income in 2007. Our effective tax rate on (loss) income from continuing operations decreased to negative 5.2% for the year ended December 31, 2008 from 33.2% for the year ended December 31, 2007. The decrease in our effective tax rate was primarily driven by a large portion of our current year goodwill impairment charges being non-deductible for U.S. income tax purposes.

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

Our depreciation and amortization expense on a consolidated basis increased by $45.7 million, or 67.6%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily driven by higher amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. Also contributing to the increase over 2006 was higher depreciation expense mainly resulting from fixed assets acquired in recent acquisitions.

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

Our provision for income taxes on a consolidated basis was $192.6 million for the year ended December 31, 2007 as compared to $198.3 million for the year ended December 31, 2006. Our effective tax rate decreased from 38.4% for the year ended December 31, 2006 to 33.2% for the year ended December 31, 2007. The decrease in both the provision for income taxes and our effective tax rate is primarily a result of the change in our mix of domestic and foreign earnings as well as the reversal of a reserve for an uncertain tax position in 2007, which we determined was no longer required.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating (loss) income by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)
Americas
Revenue	$3,209,820	100.0%	$3,689,737	100.0%	$2,506,913	100.0%
Costs and expenses:
Cost of services	1,988,319	61.9	2,272,146	61.6	1,453,632	58.0
Operating, administrative and other	868,987	27.1	975,673	26.4	710,547	28.4
Depreciation and amortization	59,871	1.9	77,076	2.1	38,846	1.5
Goodwill and other non-amortizable intangible asset impairment	805,190	25.1	—	—	—	—
Merger-related charges	—	—	55,620	1.5	—	—

Operating (loss) income	$(512,547)	(16.0)%	$309,222	8.4%	$303,888	12.1%

EBITDA	$345,243	10.8%	$365,004	9.9%	$366,103	14.6%

EMEA
Revenue	$1,080,725	100.0%	$1,314,019	100.0%	$933,517	100.0%
Costs and expenses:
Cost of services	612,444	56.7	650,824	49.5	462,807	49.6
Operating, administrative and other	366,369	33.9	398,339	30.4	282,564	30.3
Depreciation and amortization	13,272	1.2	12,324	0.9	15,152	1.6
Goodwill impairment	138,631	12.8	—	—	—	—
Merger-related charges	—	—	1,240	0.1	—	—

Operating (loss) income	$(49,991)	(4.6)%	$251,292	19.1%	$172,994	18.5%

EBITDA	$105,474	9.8%	$261,199	19.9%	$189,404	20.3%

Asia Pacific
Revenue	$558,183	100.0%	$548,650	100.0%	$354,756	100.0%
Costs and expenses:
Cost of services	325,958	58.4	277,748	50.6	194,073	54.7
Operating, administrative and other	181,903	32.6	179,329	32.7	115,165	32.5
Depreciation and amortization	9,079	1.6	6,489	1.2	5,499	1.5

Operating income	$41,243	7.4%	$85,084	15.5%	$40,019	11.3%

EBITDA	$48,357	8.7%	$82,775	15.1%	$43,268	12.2%

Global Investment Management
Revenue	$161,200	100.0%	$347,883	100.0%	$228,034	100.0%
Costs and expenses:
Operating, administrative and other	120,401	74.7	252,437	72.6	189,399	83.1
Depreciation and amortization	4,182	2.6	2,798	0.8	2,306	1.0
Goodwill impairment	44,922	27.9	—	—	—	—

Operating (loss) income	$(8,305)	(5.2)%	$92,648	26.6%	$36,329	15.9%

EBITDA	$(7,615)	(4.7)%	$113,068	32.5%	$52,724	23.1%

Development Services
Revenue	$118,889	100.0%	$133,960	100.0%	$8,807	100.0%
Costs and expenses:
Operating, administrative and other	209,422	176.1	182,880	136.5	6,106	69.3
Depreciation and amortization	16,413	13.8	14,582	10.8	5,792	65.8
Goodwill and other non-amortizable intangible asset impairment	170,663	143.5	—	—	—	—
Merger-related charges	—	—	72	0.1	—	—
Gain on disposition of real estate	18,740	15.7	24,299	18.1	—	—

Operating loss	$(258,869)	(217.7)%	$(39,275)	(29.3)%	$(3,091)	(35.1)%

EBITDA (1)	$(34,438)	(29.0)%	$12,218	9.1%	$2,025	23.0%

(1)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

EBITDA represents earnings before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, and goodwill and other non-amortizable intangible asset impairment. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs.

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

Net interest expense, loss on extinguishment of debt and goodwill and other non-amortizable asset impairment have been expensed in the segment incurred. Provision (benefit) for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Americas
Net (loss) income	$(660,394)	$114,045	$166,034
Add:
Depreciation and amortization	59,871	77,076	38,846
Goodwill and other non-amortizable intangible asset impairment	805,190	—	—
Interest expense	129,716	141,070	36,753
Loss on extinguishment of debt	—	—	33,847
Royalty and management service income	(23,444)	(24,050)	—
Provision for income taxes	40,988	71,630	97,890
Less:
Interest income	6,684	14,767	7,267

EBITDA	$345,243	$365,004	$366,103

EMEA
Net (loss) income	$(85,565)	$180,816	$103,631
Add:
Depreciation and amortization	13,272	12,324	15,152
Goodwill impairment	138,631	—	—
Interest expense	3,964	835	2,200
Royalty and management service expense	14,147	17,290	—
Provision for income taxes	24,686	61,299	69,698
Less:
Interest income	3,661	11,365	1,277

EBITDA	$105,474	$261,199	$189,404

Asia Pacific
Net income	$10,334	$43,778	$18,170
Add:
Depreciation and amortization	9,079	6,489	5,499
Interest expense	5,446	3,448	3,092
Royalty and management service expense	8,087	5,511	—
Provision for income taxes	16,262	24,157	16,782
Less:
Interest income	851	608	275

EBITDA	$48,357	$82,775	$43,268

Global Investment Management
Net (loss) income	$(60,536)	$63,357	$33,022
Add:
Depreciation and amortization	4,182	2,798	2,306
Goodwill impairment	44,922	—	—
Interest expense	2,495	3,600	2,642
Royalty and management service expense	1,210	1,249	—
Provision for income taxes	1,124	43,400	15,435
Less:
Interest income	1,012	1,336	681

EBITDA	$(7,615)	$113,068	$52,724

Development Services
Net loss	$(215,905)	$(11,491)	$(2,286)
Add:
Depreciation and amortization (1)	16,505	15,007	5,792
Goodwill and other non-amortizable intangible asset impairment	170,663	—	—
Interest expense (2)	26,184	20,447	320
Benefit for income taxes (3)	(26,207)	(6,231)	(1,479)
Less:
Interest income (4)	5,678	5,514	322

EBITDA (5)	$(34,438)	$12,218	$2,025

(1)	Includes depreciation and amortization related to discontinued operations of $0.1 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.
(2)	Includes interest expense related to discontinued operations of $0.6 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $6.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.
(4)	Includes interest income related to discontinued operations of $0.1 million and $0.01 million for the years ended December 31, 2008 and 2007, respectively.
(5)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Americas

Revenue decreased by $479.9 million, or 13.0%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The continued growth of our outsourcing business was more than offset by the impact of lower sales, commercial mortgage brokerage and appraisal activity brought about by the credit market turmoil as well as reduced leasing activity due to the economic downturn. Foreign currency translation had a $5.6 million positive impact on total revenue during the year ended December 31, 2008.

Cost of services decreased by $283.8 million, or 12.5%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to lower commission expense resulting from lower sales and lease transaction revenue, partially offset by an increase in reimbursable expenses within our outsourcing operations. Foreign currency translation had a $1.7 million negative impact on cost of services during the year ended December 31, 2008. Cost of services as a percentage of revenue was consistent between periods at 61.9% for the year ended December 31, 2008 versus 61.6% for the year ended December 31, 2007.

Operating, administrative and other expenses decreased by $106.7 million, or 10.9%, mainly driven by lower payroll-related costs, including bonuses, resulting from lower business performance and the benefit of cost containment measures put in place in the current year, which also led to lower travel and marketing costs. Foreign currency translation had a $3.3 million negative impact on total operating expenses during the year ended December 31, 2008.

EMEA

Revenue decreased by $233.3 million, or 17.8%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Lower sales and lease transaction revenue was partially offset by contributions from recent acquisitions, including operations in Russia, acquired in late 2006, as well as operations in Romania and Denmark, acquired in early 2008. Foreign currency translation had a $1.8 million positive impact on total revenue during the year ended December 31, 2008.

Cost of services decreased by $38.4 million, or 5.9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was mainly driven by lower bonuses and commission expense due to the lower transaction revenue. These decreases were partially offset by higher producer compensation expense resulting from investments in headcount and acquisitions related to our efforts to grow and diversify operations in this region as well as a curtailment gain of $10.0 million recognized in the prior year period as a result of the freezing of our U.K. defined benefit pension plans (see Note 16 of the Notes to Consolidated Financial Statements). Foreign currency translation had a $2.3 million negative impact on cost of services during the year ended December 31, 2008. Cost of services as a percentage of revenue increased from 49.5% for the year ended December 31, 2007 to 56.7% for the year ended December 31, 2008, primarily driven by the aforementioned increase in producer compensation expense as well as the sharp decline in revenue.

Operating, administrative and other expenses decreased by $32.0 million, or 8.0%, mainly due to reduced bonuses driven by lower results, partially offset by higher occupancy costs, partially attributable to our efforts to grow the business in this region. Foreign currency translation had a $6.1 million negative impact on total operating expenses during the year ended December 31, 2008.

Asia Pacific

Revenue increased by $9.5 million, or 1.7%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This revenue increase was primarily driven by contributions from our acquisition of a majority interest in CBRE India during the third quarter of 2007 as well as improved performance in our outsourcing operations throughout the region. These increases were partially offset by lower sales transaction revenue across the region. Foreign currency translation had a $22.1 million positive impact on total revenue during the year ended December 31, 2008.

Cost of services increased by $48.2 million, or 17.4%, mainly due to higher costs associated with outsourcing operations as well as increased producer compensation expense driven by increased headcount, largely due to acquisitions. These increases were partially offset by lower commission expense resulting from the lower sales transaction revenue. Foreign currency translation had a $9.6 million negative impact on cost of services for the year ended December 31, 2008. Cost of services as a percentage of revenue increased from 50.6% for the year ended December 31, 2007 to 58.4% for the year ended December 31, 2008, primarily driven by the shift in our business mix more towards outsourcing services, as well as the aforementioned headcount increases, largely due to acquisitions.

Operating, administrative and other expenses increased by $2.6 million, or 1.4%, primarily due to an increase in costs, including payroll-related and occupancy, attributable to investment in growth of the business, including the impact of in-fill acquisitions. These increases were mostly offset by reduced bonuses driven by lower results. Foreign currency translation had a $7.9 million negative impact on total operating expenses during the year ended December 31, 2008.

Global Investment Management

Revenue decreased by $186.7 million, or 53.7%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to lower incentive fees and carried interest revenue recognized in the current year as a result of constraints in the capital markets. Foreign currency translation had a negligible impact on total revenue during the year ended December 31, 2008.

Operating, administrative and other expenses decreased by $132.0 million, or 52.3%, primarily due to lower carried interest incentive compensation expense of $95.8 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, including the net reversal of previously accrued carried interest incentive compensation of $33.1 million in the current year. Also contributing to the decrease were lower bonuses driven by the reduced revenues. Foreign currency translation had a $1.1 million positive impact on total operating expenses during the year ended December 31, 2008.

Total assets under management (AUM) as of December 31, 2008 were at $38.5 billion, up slightly from year-end 2007, reflecting active fundraising efforts and acquisition programs.

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

Development Services

Revenue decreased by $15.1 million, or 11.3%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to lower construction revenue and development fees driven by a decline in market conditions. These decreases were partially offset by higher rental revenues as a result of our holding real estate investments for longer due to adverse current market conditions.

Operating, administrative and other expenses increased by $26.5 million, or 14.5%, primarily due to real estate asset impairment charges incurred in the current year as well as higher real estate operating expenses. These increases were partially offset by lower bonuses attributable to lower results and a decrease in job construction costs, which correlated with the above mentioned construction revenue decrease.

Development projects in process as of December 31, 2008 totaled $5.6 billion compared to $6.5 billion as of December 31, 2007. The inventory of pipeline deals as of December 31, 2008 stood at $2.5 billion versus $2.7 billion as of December 31, 2007.

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

Cost of services increased $188.0 million, or 40.6%, mainly as a result of higher producer compensation expense, including bonuses, as well as increased commission expense, all of which were primarily driven by higher revenue and increased headcount, partially due to acquisitions. Higher salaries and related costs associated with our property and facilities management contracts also contributed to the increase. These increases were partially offset by a curtailment gain of $10.0 million recognized in 2007 as a result of the freezing of our U.K.

pension plans. Foreign currency translation had a $52.3 million negative impact on cost of services during the year ended December 31, 2007. Cost of services as a percentage of revenue was consistent between periods at 49.5% for the year ended December 31, 2007 versus 49.6% for the year ended December 31, 2006.

Operating, administrative and other expenses increased by $115.8 million, or 41.0%, mainly due to higher payroll-related costs, including bonuses, in the region, which were primarily due to improved results combined with the impact of in-fill acquisitions. Marketing costs in the region also increased in 2007 in support of our growing revenue. Foreign currency translation had a $31.9 million negative impact on total operating expenses during the year ended December 31, 2007.

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

Operating, administrative and other expenses increased by $64.2 million, or 55.7%, primarily due to an increase in payroll-related costs, including bonuses, which largely resulted from improved results in the region. Marketing costs in the region also increased in 2007 in support of our growing revenue. Foreign currency translation had an $8.6 million negative impact on total operating expenses during the year ended December 31, 2007.

Global Investment Management

Revenue increased by $119.8 million, or 52.6%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The improvement was mainly due to higher incentive fees and increased investment management fees earned in the United States and the United Kingdom, partially offset by lower carried interest revenue in 2007. Total assets under management at December 31, 2007 rose 32.2% from year-end 2006 to $37.8 billion. Foreign currency translation had a $9.2 million positive impact on total revenue during the year ended December 31, 2007.

Operating, administrative and other expenses increased by $63.0 million, or 33.3%, primarily due to higher bonus expense resulting from improved results as well as an increase in salaries and related costs due to additional headcount. These increases were partially offset by lower carried interest incentive compensation expense of $28.4 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management. During the year ended December 31, 2007, we recorded a total of $62.7 million of incentive compensation expense related to carried interest revenue, a part of which pertained to revenue recognized during 2007 with the remainder (approximately $42.9 million) relating to future periods’ revenue. Revenue associated with these expenses cannot be recognized until certain financial hurdles are met. Foreign currency translation had a $5.8 million negative impact on total operating expenses during the year ended December 31, 2007.

Development Services

The Development Services segment consists of real estate development and investment activities primarily in the United States acquired in the Trammell Crow Company Acquisition on December 20, 2006. The results for 2006 only include activity from December 20, 2006, the acquisition date, through December 31, 2006. This segment generated revenue of $134.0 million and total operating expenses of $182.9 million for the year ended December 31, 2007. The loss incurred in this segment was largely a result of purchase accounting for the Trammell Crow Company Acquisition, which requires the write-up of assets to fair value upon acquisition, thereby eliminating any gains in the near term. For the year ended December 31, 2007, this segment’s results were reduced by approximately $61.6 million as a result of purchase accounting. Our inventory of in-process and pipeline projects at December 31, 2007 rose 9.5% from year-end 2006 to $9.2 billion.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2009 are approximately $30 million of anticipated net capital expenditures. The global credit markets have recently experienced unprecedented volatility, which may affect both the availability and cost of our funding sources in the future.

During 2003 and 2006, we required substantial amounts of new equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. Absent extraordinary transactions such as these, we historically have not sought external sources of financing and relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary transactions, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the next 12 months.

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

Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all. However, we do not expect a liquidity shortfall in 2009.

The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, has historically been our obligations related to our deferred compensation plans, or DCPs. On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or to terminate our U.S. deferred compensation plans, subject to applicable regulatory requirements. We notified participants that we would modify the plans pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new elections prior to December 31, 2008 to receive distributions of plan assets at dates they specify in 2009. These actions will accelerate future distributions from the plans of cash and shares of our Class A common stock to the participants of such plans but will not have any material effect on our statement of operations. The DCPs are substantially fully-funded and the shares to be distributed are included in our earnings per share calculations. Upon distribution to the participants, we expect to receive a tax benefit of approximately $100 million in 2009. Upon completion of the distribution process, we expect the plans to be terminated.

We expect that any future obligations under our deferred compensation plans that are not currently funded will be funded out of our future cash flow from operations.

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

On November 18, 2008, we completed a secondary public offering of 57.5 million shares of our common stock, which raised $207.8 million of net proceeds used for general corporate purposes.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $130.4 million for the year ended December 31, 2008 as compared to net cash provided by operating activities of $648.2 million for the year ended December 31, 2007. The sharp increase in cash used in operating activities during the year ended December 31, 2008 versus the prior year was primarily due to lower results and bonus accruals in the current year as well as higher bonus payments associated with 2007 made in the current year. In addition, the prior year included approximately $311.0 million in proceeds received upon the sale of the approximately 19% ownership in Savills plc, a real estate services company based in the United Kingdom held by Trammell Crow Company. These items were partially offset by a decrease in receivables driven by the lower results in 2008.

Net cash provided by operating activities totaled $648.2 million for the year ended December 31, 2007, an increase of $218.2 million as compared to the year ended December 31, 2006. The Trammell Crow Company Acquisition has impacted substantially all components of cash used in our operating activities, which makes comparison against the same period in 2006 not meaningful. However, the sharp increase in cash provided by operating activities during the year ended December 31, 2007 was primarily driven by approximately $311.0 million in proceeds received from the sale of approximately 19% ownership in Savills plc. Furthermore, higher results and distributions of earnings from unconsolidated subsidiaries, partially offset by higher income taxes paid also contributed to the increase.

Investing Activities

Net cash used in investing activities totaled $419.0 million for the year ended December 31, 2008, an increase of $134.6 million as compared to the year ended December 31, 2007. The increase was primarily driven by the use of cash for in-fill acquisitions and a larger decrease in restricted cash in the prior year.

Net cash used in investing activities totaled $284.4 million for the year ended December 31, 2007, a decrease of $1.8 billion as compared to the year ended December 31, 2006. The decrease was primarily due to the use of less cash for acquisitions in 2007, partially offset by the usage of cash to purchase real estate held for investment and higher capital expenditures.

Financing Activities

Net cash provided by financing activities totaled $374.0 million for the year ended December 31, 2008 as compared to net cash used in financing activities of $277.3 million for the year ended December 31, 2007. The sharp increase in cash provided by financing activities during the year ended December 31, 2008 versus the prior year was largely due to $207.8 million of proceeds from the secondary public offering of our common stock in the current year as well as activity under our Credit Agreement, including $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our Credit Agreement in the current year and higher repayments of the senior secured term loans in the prior year, partially offset by higher net repayments under our revolving credit facility in the current year. In addition, the repurchase of $635.0 million of common stock in the prior year also contributed to the increase. Partially offsetting these increases were lower activities within our Development Services segment including lower minority interest contributions, lower net short-term borrowings related to a revolving line of credit and lower net proceeds from notes payable on real estate.

Net cash used in financing activities totaled $277.3 million for the year ended December 31, 2007 as compared to net cash provided by financing activities of $1.4 billion for the year ended December 31, 2006. The proceeds of $2.1 billion from our senior secured term loans received in 2006 to fund the Trammell Crow Company Acquisition, as well as our repurchase of $635.0 million of common stock in 2007 mainly contributed to this variance. These items were partially offset by the repayment of debt in 2006, increased net borrowings under our revolving credit facility in 2007 as well as current year activities within our Development Services segment, including an increase in minority interest contributions, higher net proceeds received from notes payable on real estate and short-term borrowings related to a revolving line of credit.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(Dollars in thousands)
Total debt (1)	$2,323,486	$456,727	$661,928	$1,204,827	$4
Operating leases (2)	1,034,008	240,997	308,055	196,935	288,021
Deferred compensation plan liability (3)	244,924	239,464	5,460	—	—
Pension liability (3) (4)	19,802	19,802	—	—	—
Notes payable on real estate (recourse) (5)	4,070	—	4,070	—	—
Notes payable on real estate (non recourse) (5)	613,593	264,751	256,457	22,528	69,857
Deferred purchase consideration (6)	4,219	4,219	—	—	—

Total Contractual Obligations	$4,244,102	$1,225,960	$1,235,970	$1,424,290	$357,882

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (2)	$25,458	$25,458	$—	$—	$—
Guarantees (2) (7)	30,975	30,975	—	—	—
Co-investments (2) (8)	98,406	87,229	11,177	—	—
Non-current tax liabilities (9)	—	—	—	—	—
Other (10)	16,203	16,203	—	—	—

Total Other Commitments	$171,042	$159,865	$11,177	$—	$—

(1)	See Note 14 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (in thousands): 2009—$49,881; 2010 to 2011—$79,224 and 2012 to 2013—$55,545. The interest payments on the variable rate debt have been calculated at the interest rate in effect at December 31, 2008.
(2)	See Note 15 of our Notes to the Consolidated Financial Statements.
(3)	See Note 16 of our Notes to the Consolidated Financial Statements.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(5)	See Note 13 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 2.32% to 8.00% at December 31, 2008. In general, interest is drawn on the underlying loan and subsequently paid with proceeds received upon the sale of the real estate project.
(6)	Represents portion of the total purchase price for the acquisition of Trammell Crow Company that has not been paid. As of December 31, 2008, $4.2 million is included in restricted cash in the accompanying consolidated balance sheets with a corresponding current liability included in deferred purchase consideration. Amount relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.
(7)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(8)	Includes $61.9 million related to our Global Investment Management segment ($50.7 million is expected to be funded in 2009 and $11.2 million is expected to be funded from 2010 to 2011) and $36.5 million related to our Development Services segment (callable at any time).
(9)	As of December 31, 2008, our FIN 48 liability, including interest and penalties, was $78.7 million. We are unable to reasonably estimate the timing of the effective settlement of tax positions.
(10)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2008. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, entire balance has been reflected as expiring in less than one year.

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

Most of our long-term indebtedness was incurred in connection with the Trammell Crow Company Acquisition in December 2006. The CB Richard Ellis Services acquisition, which was a going private transaction involving members of our senior management, affiliates of Blum Capital Partners and Freeman Spogli & Co. and some of our other existing stockholders, was undertaken so that we could take advantage of growth opportunities and focus on improvements in the CB Richard Ellis Services businesses. The Insignia Acquisition increased the scale of our real estate advisory services and outsourcing services businesses as well as significantly increased our presence in the New York, London and Paris metropolitan areas. The Trammell Crow Company Acquisition has expanded our global leadership and strengthened our ability to provide integrated account management and comprehensive real estate services for our clients.

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

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2008 and 2007, we had $25.8 million and $227.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.7% and 7.4%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2008, letters of credit totaling $19.1 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. Borrowings under the tranche A-1 term loan facility bear interest based at our option, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of December 31, 2008 and 2007, the tranche A term loan facility bore interest at a rate of 2.0% and 5.7%, respectively, while the tranche B term loan facility bore interest at a rate of 2.1% and 6.4%, respectively. As of December 31, 2008, the tranche A-1 term loan facility bore interest at a rate of 4.1%. As of December 31, 2008 and 2007, we had $827.0 million of tranche A term loan facility principal outstanding and $949.0 million and $960.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of December 31, 2008, we had $297.8 million of tranche A-1 term loan facility principal outstanding, which is also included in the accompanying consolidated balance sheets.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the year ended December 31, 2008 or for the period from March 20, 2007 through December 31, 2007. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million. On March 20, 2009, the total notional amount of the interest rate swap agreements will be reduced further to $410.0 million. As of December 31, 2008 and 2007, the fair value of the interest rate swap agreements was reflected as an $18.3 million liability and a $17.1 million liability, respectively, and was included in other current liabilities in the accompanying consolidated balance sheets.

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

Our Credit Agreement contains numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement contains financial covenants that currently require us to maintain a minimum coverage ratio of interest of 2.25x and a maximum leverage ratio of EBITDA (as defined in our Credit Agreement) to total debt less available cash of 3.75x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. If our EBITDA continues to decline in future periods as it has in recent periods, we may be unable to comply with the financial covenants under our Credit Agreement. We actively managed our cost structure during 2008 and are continuing to further reduce costs in 2009. As a result, our 2009 projections show that we will be in compliance with the minimum coverage ratio and the maximum leverage ratio. If 2009 revenues are less than we projected, we will take further actions within our control and believe that such actions would allow us to remain in compliance with our financial covenants. However, to provide ourselves with maximum flexibility, it is likely that we will approach our lenders to seek an amendment to our Credit Agreement.

From time to time, Moody’s Investor Service and Standard & Poor’s Ratings Service rate our senior debt. During the first quarter of 2008, in connection with our syndication of the additional $300.0 million term loan under our Credit Agreement, both Moody’s and Standard & Poor’s affirmed our senior debt ratings with a stable outlook. On November 26, 2008, Standard & Poor’s revised our ratings outlook from stable to negative, with our rating remaining at BB+. On February 12, 2009, Moody’s downgraded our senior debt ratings from Ba1 to Ba2 with a negative outlook. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such current or future borrowings.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% with a maturity date of September 1, 2009. As of December 31, 2008 and 2007, there were no amounts outstanding under this revolving credit note.

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

On March 4, 2008, we entered into a $35.0 million credit and security agreement with BofA for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0% with an original maturity date of February 28, 2009. In February 2009, we obtained a 30-day extension on the original credit and security agreement with a reduced amount available to us of $5.0 million. As of December 31, 2008, there were no amounts outstanding under this revolving note.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% with a maturity date of August 3, 2009. As of December 31, 2008, there were no amounts outstanding under this facility.

Our wholly-owned subsidiary, operating under the name CBRE Capital Markets (formerly known as CBRE Melody), has had the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, BofA and Washington Mutual Bank, FA, or WaMu, for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Red Mortgage Capital Inc., or Red Capital, for the purpose of funding originations of multi-family property mortgage loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2008, provided for a $210.0 million senior revolving line of credit, with borrowings up to $150.0 million bearing interest at the daily Chase-London LIBOR plus 1.00% and borrowings in excess of $150.0 million bearing interest at the daily Chase-London LIBOR plus 1.10%, with a maturity date of May 30, 2009. Effective January 30, 2009, CBRE Capital Markets executed an amendment which increased this senior secured revolving line of credit to $285.0 million until April 30, 2009, at which time it will revert back to $210.0 million. This amendment also increased the interest rate on all outstanding borrowings to the daily Chase-London LIBOR plus 2.00% and extended the maturity date to January 29, 2010.

Effective July 1, 2006, CBRE Capital Markets entered into a $200.0 million multi-family mortgage loan repurchase agreement, or Repo Agreement, with WaMu. The Repo Agreement was to continue indefinitely unless or until thirty days written notice was delivered, prior to the termination date, by either CBRE Capital Markets or WaMu. The Repo Agreement was terminated by WaMu effective January 28, 2008.

In February 2008, CBRE Capital Markets established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. Each funding is separately approved on a transaction-by-transaction basis where Red Capital commits to purchase a 100% participation interest in qualifying mortgage loans that are subject to a rate-lock commitment from Freddie Mac or Fannie Mae. Under this arrangement, a participation is funded when a mortgage loan is originated, on a servicing retained basis, subject to CBRE Capital Market’s obligation to repurchase the participation interest upon ultimate sale of the mortgage loan to Freddie Mac or Fannie Mae. Effective September 19, 2008, the rate on borrowings was the National City Bank one-month internal funds transfer rate plus 1.75%. On March 1, 2009, the new rate on borrowings will increase to LIBOR plus 2.50%.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR rate plus 1.00% and expires on April 15, 2009.

During the years ended December 31, 2008 and 2007, respectively, we had a maximum of $390.2 million and $450.9 million of warehouse lines of credit principal outstanding. As of December 31, 2008 and 2007, we had $210.5 million and $255.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $210.5 million and $255.8 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2008 and 2007, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of December 31, 2008, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of May 30, 2009. As of December 31, 2008 and 2007, there were no amounts outstanding under this revolving credit note. Effective January 30, 2009, CBRE Capital Markets executed an amendment extending the maturity date to January 29, 2010.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of December 31, 2008, borrowing capacity under this agreement, net of outstanding amounts drawn, was $30.6 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of December 31, 2008 and 2007, there was $8.0 million and $42.6 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holder and have a final maturity date of June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $1.1 million and $11.2 million as of December 31, 2008 and 2007, respectively. The remaining $1.1 million balance was redeemed by the note holder on January 16, 2009.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2008 and 2007, $0.7 million and $1.9 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. One-half of the loan note is due on June 30, 2009, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at December 31, 2008 was $1.6 million.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of December 31, 2008 and 2007, there were no amounts outstanding under this facility.

Deferred Compensation Plan Obligations

Our DCPs historically have permitted our highly compensated employees, including members of management, to elect, prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the respective DCPs. Because a substantial majority of the deferrals under our DCPs had distribution dates based upon the end of a relevant participant’s employment with us, we had an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants could receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty.

On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or to terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would modify the DCPs pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new elections prior to December 31, 2008 to receive distributions of plan assets at dates they specify in 2009. These actions will accelerate future distributions from the DCPs of cash and shares of our Class A common stock to the participants of such DCPs but will not have any material effect on our statement of operations. The DCPs are substantially fully-funded and the shares to be distributed are included in our earnings per share calculations. Upon distribution to the participants, we expect to receive a cash tax benefit of approximately $100 million in 2009. Upon completion of the distribution process, we expect the DCPs will be terminated.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability for our DCPs totaling $244.9 million and $290.6 million at December 31, 2008 and 2007, respectively, and assets (primarily in the form of insurance) set aside to cover the liability of $229.8 million and $267.7 million as of December 31, 2008 and 2007, respectively.

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

In connection with this change, we recorded a curtailment gain of $10.0 million during the year ended December 31, 2007 and certain plan assets and liabilities were remeasured. The underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $19.8 million and $34.2 million at December 31, 2008 and 2007, respectively.

We expect to contribute a total of $3.3 million to fund our pension plans for the year ending December 31, 2009.

Other Obligations and Commitments

We had outstanding letters of credit totaling $25.5 million as of December 31, 2008, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through December 2009.

We had guarantees totaling $31.0 million as of December 31, 2008, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consisted of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $19.8 million as of December 31, 2008). The remaining guarantees primarily included debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through December 2009. The other guarantees will expire at the end of each of the respective agreements.

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

In addition, as of December 31, 2008, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $309.8 million. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $205.0 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2008, CBRE Capital Markets had $0.6 million of cash reserved under this arrangement.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2008, we had committed $61.9 million to fund future co-investments, of which $50.7 million is expected to be funded during 2009. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2008, we had committed to fund $36.5 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of each pension and other post-retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, we adopted this provision of SFAS No. 158 and our measurement date was changed from September 30 to December 31 for both of our defined benefit pension plans. We used the “alternative” method of adoption for both of our plans. As a result, we recorded an increase in retained earnings of $0.2 million and a decrease in accumulated other comprehensive loss of $0.1 million, net of tax, representing the periodic pension benefit for the period from October 1, 2007 through fiscal year-end 2007.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements— an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. SFAS

No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial position and results of operations as we currently have no acquisitions planned for 2009.

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of SFAS No. 157.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no significant impact to our consolidated financial position and results of operations. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of the disclosure requirements of SFAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other GAAP. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. We do not expect the adoption of FSP SFAS No. 142-3 to have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” EITF Issue No. 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue No. 08-5 is effective for the first reporting period beginning after December 15, 2008, with early adoption permitted. We do not expect the adoption of EITF Issue No. 08-5 to have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB issued FSP SFAS No. 133-1 and FASB Interpretation No. (FIN) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and

FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP requires more extensive disclosures regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. It also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment or performance risk of a guarantee. This FSP also clarifies the effective date of SFAS No. 161, by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. We do not expect the adoption of FSP SFAS No. 133-1 and FIN 45-4 to have a material impact on the disclosure requirements of our consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP SFAS No. 157-3 did not have a material impact on our consolidated financial position or results of operations.

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141R. Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP Accounting Principles Board (APB) Opinion 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of EITF 08-6 to have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP requires public companies to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. The disclosures required by FSP SFAS No. 140-4 and FIN 46R-8 are effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP SFAS No. 140-4 and FIN 46R-8 did not have a material impact on the disclosure requirements of our consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS No. 132R-1 requires employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the disclosure impact of adoption of FSP SFAS No. 132R-1 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

Exchange Rates

During the year ended December 31, 2008, approximately 39.4% of our business was transacted in local currencies of foreign countries, the majority of which includes the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. As a result, fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2008, foreign currency translation had a $29.5 million positive impact on our total revenue and a $29.8 million negative impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange forward, option and swap contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency. On January 22, 2007, we entered into an option agreement to sell a notional amount of 50.0 million British pounds sterling, which expired on December 27, 2007. On April 2, 2007, we entered into three options agreements, including one to sell a notional amount of 17.0 million euros, which expired on June 27, 2007. The second option agreement was to sell a notional amount of 19.0 million euros and expired on September 26, 2007. The third option agreement was to sell a notional amount of 38.0 million euros and expired on December 27, 2007. On December 20, 2007, we entered into a foreign currency exchange forward contract with a notional amount of 46.0 million British pounds sterling, which expired on October 31, 2008, in order to hedge an inter-company loan. On February 28, 2008, we entered into three option agreements to sell a notional amount of 14.0 million of euros, 11.5 million of euros and 37.7 million of euros, which expired on June 26, 2008, September 26, 2008 and December 26, 2008, respectively. On December 22, 2008, we entered into a foreign currency exchange swap contract with an aggregate notional amount of 39.5 million British pounds sterling, which expired on February 18, 2009, at which time we entered into another contract with similar terms that expires on April 6, 2009. Included in the consolidated statements of operations were gains of $1.6 million and losses of $8.1 million for the years ended December 31, 2008 and 2007, respectively, resulting from net gains and losses on foreign currency exchange option, forward and swap contracts.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Excluding notes payable on real estate, our fixed and variable rate long-term debt at December 31, 2008 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	National City Bank One- Month Internal Funds Transfer Rate +1.75%	Daily One-Month LIBOR +1.0%	Daily Chase- London LIBOR +1.0%	One- Month LIBOR + 1.375% (1)	One- Month LIBOR +3.5% (1)	One- Month LIBOR + 1.5% (1)	One- Month LIBOR + 0.775% to 1.5% + 0.12 (2)	Six- Month LIBOR -2.0%	Daily British Bankers Association LIBOR + 0.65%	Bank Bill Rate + 1.1125% (3)	Total
2009	$2,128	$92,300	$61,798	$56,375	$194,550	$3,000	$11,000	$1,073	$738	$8,000	$25,765	$456,727
2010	1,382	—	—	—	291,900	3,000	11,000	—	—	—	—	307,282
2011	96	—	—	—	340,550	3,000	11,000	—	—	—	—	354,646
2012	47	—	—	—	—	3,000	11,000	—	—	—	—	14,047
2013	30	—	—	—	—	285,750	905,000	—	—	—	—	1,190,780
Thereafter	4	—	—	—	—	—	—	—	—	—	—	4

Total	$3,687	$92,300	$61,798	$56,375	$827,000	$297,750	$949,000	$1,073	$738	$8,000	$25,765	$2,323,486

Weighted Average Interest Rate	4.2%	2.3%	1.5%	1.3%	2.0%	4.1%	2.1%	2.5%	3.8%	2.4%	5.7%	2.3%

(1)	Consists of amounts due under our senior secured term loan facilities.
(2)	Interest rate on this debt is equal to interest rate in effect with respect to amounts outstanding under our Credit Agreement plus twelve basis points.
(3)	Consists of amounts due under our revolving credit facility with interest ranging from 5.5% to 6.9%. We have used a weighted average rate of Bank Bill rate + 1.1125% for disclosure of the rate.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 23 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at December 31, 2008, the net impact would be a decrease of $5.4 million on pre-tax income and cash provided by operating activities for the year ended December 31, 2008.

Based upon valuations from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.1 billion. Estimated fair values of our remaining long-term debt are not presented because we believe that they are not materially different from book value. Borrowings are floating rate instruments and we believe that for similar financial instruments with comparable credit risks, the stated interest rates as of December 31, 2008 (floating rates at spreads over a market rate index) approximate market rates. Accordingly, the carrying value is believed to approximate fair value.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the year ended December 31, 2008 or for the period from March 20, 2007 through December 31, 2007. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million. On March 20, 2009, the total notional amount of the interest rate swap agreements will be reduced further to $410.0 million. As of December 31, 2008 and 2007, the fair values of these interest rate swap agreements were reflected as an $18.3 million liability and a $17.1 million liability, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.

We also have $617.7 million of notes payable on real estate as of December 31, 2008. These notes have interest rates ranging from 2.3% to 8.0% with maturity dates extending through 2023. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $6.2 million.

From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges under SFAS No. 133, then they are marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate for the year ended December 31, 2008.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CB Richard Ellis Group, Inc.:

We have audited the accompanying consolidated balance sheet of CB Richard Ellis Group, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statement of operations, cash flows, stockholders’ equity and comprehensive (loss) income for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related 2008 financial statement schedules. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis Group, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2008 financial statement schedules, when considered in relation to the 2008 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, CB Richard Ellis Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California

March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CB Richard Ellis Group, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheet of CB Richard Ellis Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive (loss) income, for the years ended December 31, 2007 and 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2007 and 2006 consolidated financial statements present fairly, in all material respects, the financial position of CB Richard Ellis Group, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the accompanying 2007 balance sheet has been retrospectively adjusted for real estate and other assets held for sale.

As discussed in Note 2 to the consolidated financial statements, the Company adopted, effective January 1, 2007, a new accounting standard for uncertainty in income taxes.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, CA

February 29, 2008

(March 2, 2009 as to Notes 10, 11, 12, & 13)

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$158,823	$342,874
Restricted cash	36,322	44,438
Receivables, less allowance for doubtful accounts of $56,303 and $34,748 at December 31, 2008 and 2007, respectively	751,940	1,081,653
Warehouse receivables	210,473	255,777
Deferred compensation assets	225,704	3,488
Income taxes receivable	117,720	—
Prepaid expenses	94,282	80,379
Deferred tax assets, net	147,770	191,984
Real estate under development	56,322	78,388
Real estate and other assets held for sale	40,434	165,078
Available for sale securities	237	1,212
Other current assets	75,506	80,297

Total Current Assets	1,915,533	2,325,568
Property and equipment, net	207,976	216,214
Goodwill	1,251,823	2,174,710
Other intangible assets, net of accumulated amortization of $114,685 and $105,438 at December 31, 2008 and 2007, respectively	311,447	404,104
Deferred compensation assets	4,125	264,190
Investments in unconsolidated subsidiaries	145,726	236,892
Deferred tax assets, net	44,483	17,932
Real estate under development	158,090	138,643
Real estate held for investment	535,979	310,516
Available for sale securities	28,794	30,314
Other assets, net	122,438	123,490

Total Assets	$4,726,414	$6,242,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$395,658	$488,341
Deferred purchase consideration	4,219	4,528
Compensation and employee benefits payable	255,408	307,512
Accrued bonus and profit sharing	295,219	727,460
Deferred compensation liabilities	239,464	12,296
Income taxes payable	—	50,658
Short-term borrowings:
Warehouse lines of credit	210,473	255,777
Revolving credit facility	25,765	227,065
Other	9,827	55,838

Total short-term borrowings	246,065	538,680
Current maturities of long-term debt	210,662	11,374
Notes payable on real estate	176,372	127,706
Liabilities related to real estate and other assets held for sale	22,740	131,454
Other current liabilities	27,038	23,802

Total Current Liabilities	1,872,845	2,423,811
Long-Term Debt:
Senior secured term loans	1,865,200	1,776,000
Other long-term debt	1,559	1,352

Total Long-Term Debt	1,866,759	1,777,352
Deferred compensation liabilities	5,460	278,266
Pension liability	19,802	34,163
Non-current tax liabilities	78,705	81,847
Notes payable on real estate	420,242	218,873
Other liabilities	116,878	176,105

Total Liabilities	4,380,691	4,990,417
Commitments and contingencies
Minority interest	231,037	263,613
Stockholders’ Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 262,336,032 and 201,594,592 shares issued and outstanding at December 31, 2008 and 2007, respectively	2,623	2,016
Additional paid-in capital	285,825	40,559
Notes receivable from sale of stock	—	(60)
Accumulated (deficit) earnings	(48,349)	963,530
Accumulated other comprehensive loss	(125,413)	(17,502)

Total Stockholders’ Equity	114,686	988,543

Total Liabilities and Stockholders’ Equity	$4,726,414	$6,242,573

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
Revenue	$5,128,817	$6,034,249	$4,032,027
Costs and expenses:
Cost of services	2,926,721	3,200,718	2,110,512
Operating, administrative and other	1,747,082	1,988,658	1,303,781
Depreciation and amortization	102,817	113,269	67,595
Goodwill and other non-amortizable intangible asset impairment	1,159,406	—	—
Merger-related charges	—	56,932	—

Total costs and expenses	5,936,026	5,359,577	3,481,888
Gain on disposition of real estate	18,740	24,299	—

Operating (loss) income	(788,469)	698,971	550,139
Equity (loss) income from unconsolidated subsidiaries	(80,130)	64,939	33,300
Minority interest (income) expense	(54,198)	11,875	6,120
Other (loss) income	(7,686)	(37,534)	8,610
Interest income	17,762	29,004	9,822
Interest expense	167,156	162,991	45,007
Loss on extinguishment of debt	—	—	33,847

(Loss) income from continuing operations before provision for income taxes	(971,481)	580,514	516,897
Provision for income taxes	50,810	192,643	198,326

(Loss) income from continuing operations	(1,022,291)	387,871	318,571
Income from discontinued operations, net of income taxes	10,225	2,634	—

Net (loss) income	$(1,012,066)	$390,505	$318,571

Basic (loss) income per share
(Loss) income from continuing operations	$(4.86)	$1.70	$1.41
Income from discontinued operations, net of income taxes	0.05	0.01	—

Net (loss) income	$(4.81)	$1.71	$1.41

Weighted average shares outstanding for basic (loss) income per share	210,539,032	228,476,724	226,685,122

Diluted (loss) income per share
(Loss) income from continuing operations	$(4.86)	$1.65	$1.35
Income from discontinued operations, net of income taxes	0.05	0.01	—

Net (loss) income	$(4.81)	$1.66	$1.35

Weighted average shares outstanding for diluted (loss) income per share	210,539,032	234,978,464	235,118,341

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,012,066)	$390,505	$318,571
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	102,909	113,694	67,595
Amortization and write-off of deferred financing costs	11,662	7,958	18,447
Amortization and write-off of long-term debt discount	—	—	1,648
Write-down of impaired available for sale securities	7,686	—	—
Goodwill and other non-amortizable intangible asset impairment	1,159,406	—	—
Write-down of impaired real estate and other assets	60,504	—	—
Gain on sale of servicing rights and other assets	(37,519)	(11,355)	(8,099)
Loss (gain) on trading securities	—	33,654	(8,610)
Loss on interest rate swaps	—	3,880	—
Equity loss (income) from unconsolidated subsidiaries	80,130	(64,939)	(33,300)
In-kind distributions from unconsolidated subsidiaries	—	(2,710)	(9,614)
Minority interest (income) expense	(37,675)	14,549	6,120
Gain on disposition of real estate held for investment	—	(3,346)	—
Provision for doubtful accounts	32,735	17,688	4,696
Deferred income taxes	(62,163)	5,322	(23,055)
Compensation expense and merger-related expense related to stock options and stock awards	29,812	35,546	11,889
Incremental tax benefit from stock options exercised	(4,294)	(16,568)	(31,774)
Deferred compensation deferrals	31,792	45,408	41,035
Distribution of earnings from unconsolidated subsidiaries	23,867	117,196	29,384
Tenant concessions received	11,209	15,220	10,566
Proceeds from sale of trading securities	—	320,047	—
Decrease (increase) in receivables	230,479	(138,965)	(188,708)
Decrease (increase) in deferred compensation assets	37,729	(60,919)	(58,674)
Increase in prepaid expenses and other assets	(23,356)	(19,870)	(58,480)
Decrease (increase) in real estate held for sale and under development	7,865	(114,714)	66,913
(Decrease) increase in accounts payable and accrued expenses	(102,984)	(53,201)	71,214
(Decrease) increase in compensation and employee benefits payable and accrued bonus and profit sharing	(505,575)	148,756	196,320
(Decrease) increase in income taxes payable	(79,948)	(138,094)	2,440
(Decrease) increase in other liabilities	(90,597)	2,907	3,422
Other operating activities, net	(1,981)	561	98

Net cash (used in) provided by operating activities	(130,373)	648,210	430,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51,471)	(92,955)	(55,298)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(239,926)	(90,473)	(107,491)
Cash paid for acquisition of Trammell Crow Company, net of cash acquired	—	(94,483)	(1,677,422)
Contributions to unconsolidated subsidiaries	(56,350)	(97,830)	(62,947)
Distributions from unconsolidated subsidiaries	25,444	57,812	28,558
Proceeds from sale of servicing rights and other assets	29,156	32,504	8,041
Additions to real estate held for investment	(128,487)	(189,602)	—
Net proceeds from disposition of real estate held for investment	—	10,898	—
Decrease (increase) in restricted cash	5,973	168,811	(195,792)
Other investing activities, net	(3,348)	10,897	418

Net cash used in investing activities	(419,009)	(284,421)	(2,061,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	300,000	—	2,073,000
Repayment of senior secured term loans	(13,250)	(286,000)	(265,250)
Proceeds from revolving credit facility	2,024,762	604,186	843,324
Repayment of revolving credit facility	(2,208,645)	(381,704)	(843,324)
Repayment of 11 1/4% senior subordinated notes	—	—	(164,669)
Repayment of 9 3/4% senior notes	—	(3,310)	(126,690)
Repayment of Trammell Crow Company’s revolving credit facility	—	—	(74,000)
Proceeds from notes payable on real estate held for investment	115,676	142,862	18,200
Repayment of notes payable on real estate held for investment	(16,427)	(21,621)	—
Proceeds from notes payable on real estate held for sale and under development	144,296	210,532	11,605
Repayment of notes payable on real estate held for sale and under development	(142,222)	(126,066)	(71,168)
(Repayment of) proceeds from short-term borrowings and other loans, net	(44,563)	33,525	(8,626)
Proceeds from exercise of stock options	4,026	11,867	15,572
Incremental tax benefit from stock options exercised	4,294	16,568	31,774
Proceeds from issuance of common stock, net	207,835	—	—
Repurchase of common stock	—	(635,000)	—
Minority interest contributions	48,533	198,446	14,710
Minority interest distributions	(37,646)	(34,842)	(3,100)
Payment of deferred financing fees	(10,893)	(5,609)	(29,843)
Other financing activities, net	(1,817)	(1,087)	(1,955)

Net cash provided by (used in) financing activities	373,959	(277,253)	1,419,560
Effect of currency exchange rate changes on cash and cash equivalents	(8,628)	11,862	7,516

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(184,051)	98,398	(204,813)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	342,874	244,476	449,289

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$158,823	$342,874	$244,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$127,832	$148,944	$55,927

Income taxes, net of refunds	$197,353	$317,394	$218,935

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares	Class A common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings (deficit)	Accumulated other comprehensive (loss) income		Total
						Minimum pension liability and other	Foreign currency translation and other
Balance at December 31, 2005	221,353,746	$2,214	$548,652	$(101)	$283,515	$(20,739)	$(19,856)	$793,685
Net income	—	—	—	—	318,571	—	—	318,571
Net cancellation and distribution of deferred compensation stock fund units	671,648	6	(89)	—	—	—	—	(83)
Net collection on notes receivable from sale of stock	—	—	—	41	—	—	—	41
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	—	50	50
Minimum pension liability adjustment, net of tax	—	—	—	—	—	1,718	—	1,718
Adoption of SFAS No. 158, net of $3.7 million in tax	—	—	—	—	—	(8,586)	—	(8,586)
Stock options exercised (including tax benefit)	4,393,671	44	49,954	—	—	—	—	49,998
Non-cash issuance of common stock	3,295	—	86	—	—	—	—	86
Non-vested stock grants	1,089,070	11	—	—	—	—	—	11
Compensation expense for stock options and non-vested stock awards	—	—	11,803	—	—	—	—	11,803
Foreign currency translation gain	—	—	—	—	—	—	14,347	14,347
Cancellation of non-vested stock awards	(36,595)	—	—	—	—	—	—	—

Balance at December 31, 2006	227,474,835	$2,275	$610,406	$(60)	$602,086	$(27,607)	$(5,459)	$1,181,641
Net income	—	—	—	—	390,505	—	—	390,505
Adoption of FIN 48	—	—	—	—	(29,061)	—	—	(29,061)
Net cancellation and distribution of deferred compensation stock fund units	187,949	1	(22)	—	—	—	—	(21)
Pension liability adjustments, net of tax	—	—	—	—	—	(8,818)	—	(8,818)
Stock options exercised (including tax benefit)	1,973,947	20	29,348	—	—	—	—	29,368
Non-cash issuance of common stock	2,808	—	104	—	—	—	—	104
Non-vested stock grants	819,679	8	—	—	—	—	—	8
Repurchase of common stock	(28,830,442)	(288)	(634,712)	—	—	—	—	(635,000)
Compensation expense for stock options and non-vested stock awards	—	—	24,608	—	—	—	—	24,608
Accelerated vesting of non-vested stock awards	—	—	993	—	—	—	—	993
Accelerated vesting of stock options	—	—	9,834	—	—	—	—	9,834
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	—	—	(7,667)	(7,667)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	—	(409)	(409)
Foreign currency translation gain	—	—	—	—	—	—	32,458	32,458
Cancellation of non-vested stock awards	(34,184)	—	—	—	—	—	—	—

Balance at December 31, 2007	201,594,592	$2,016	$40,559	$(60)	$963,530	$(36,425)	$18,923	$988,543
Net loss	—	—	—	—	(1,012,066)	—	—	(1,012,066)
Adoption of measurement date provisions of SFAS No. 158	—	—	—	—	187	92	—	279
Net cancellation and distribution of deferred compensation stock fund units	164,456	1	(6)	—	—	—	—	(5)
Net collection on notes receivable from sale of stock	—	—	—	60	—	—	—	60
Pension liability adjustments, net of tax	—	—	—	—	—	741	—	741
Stock options exercised (including tax benefit)	941,896	9	8,288	—	—	—	—	8,297
Non-cash issuance of common stock	4,540	—	100	—	—	—	—	100
Non-vested stock grants	2,371,987	24	—	—	—	—	—	24
Issuance of common stock, net	57,500,000	575	207,260	—	—	—	—	207,835
Compensation expense for stock options and non-vested stock awards	—	—	29,812	—	—	—	—	29,812
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	—	(4,432)	(4,432)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	—	(103)	(103)
Foreign currency translation loss	—	—	—	—	—	—	(104,209)	(104,209)
Cancellation of non-vested stock awards	(241,439)	(2)	—	—	—	—	—	(2)
Other	—	—	(188)	—	—	—	—	(188)

Balance at December 31, 2008	262,336,032	$2,623	$285,825	$—	$(48,349)	$(35,592)	$(89,821)	$114,686

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Net (loss) income	$(1,012,066)	$390,505	$318,571
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(104,209)	32,458	14,347
Unrealized losses on interest rate swaps and interest rate caps, net of $1,537 and $5,532 income tax benefit as of December 31, 2008 and 2007, respectively	(4,432)	(7,667)	—
Unrealized holding (losses) gains on available for sale securities, net of $1,900 and $306 income tax benefit and $36 income tax as of December 31, 2008, 2007 and 2006, respectively	(103)	(409)	50
Pension liability adjustments, net of tax	741	(8,818)	1,718

Total other comprehensive (loss) income	(108,003)	15,564	16,115

Comprehensive (loss) income	$(1,120,069)	$406,069	$334,686

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

On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 23,180,292 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 48,819,708 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 687,900 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. On December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004, July 14, 2004, December 13, 2004 and November 15, 2005. Lastly, on November 18, 2008, we completed a secondary public offering of 57.5 million shares of our Class A common stock, which raised $207.8 million of net proceeds used for general corporate purposes.

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

We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name and provide development services under the “Trammell Crow” brand name. Our business is focused on several service competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis.

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

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited partnerships, limited liability companies and other subsidiaries is based on control. For our general partner interests, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling general partner investments in these entities under the equity method. This treatment also applies to our managing member interests in limited liability companies.

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

Under either the equity or cost method, impairment losses are recognized upon evidence of other-than-temporary losses of value. When testing for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our investments and/or look to comparable activities in the market place. Management judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include net asset values, internal rates of return, discount and capitalization rates, interest rates and financing terms, rental rates, timing of leasing activity, estimates of lease terms and related concessions, etc. When determining if impairment is other-than-temporary, we also look to the length of time and the extent to which fair value has been less than cost as well as the financial condition and near-term prospects of each investment.

Estimates, Risks and Uncertainties

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, accounts receivable, investments in unconsolidated subsidiaries

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, among other things, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The fair value of our goodwill and non-amortizable intangible assets is impacted by economic conditions, the capital markets and our stock price. Sales and leasing activity is affected by the credit crunch and significant capital market turmoil adversely affects incentive-based revenue as well as reduces real estate sales volume and values. These adverse economic conditions could cause declines in the estimated future discounted cash flows expected for our reporting units. A significant or sustained decline in our future cash flows and/or if the current economic conditions significantly worsen could result in additional impairment charges.

The recoverability of our investments in unconsolidated subsidiaries is impacted by the significant capital market turmoil. During the fourth quarter of 2008, commercial real estate fundamentals weakened significantly, impacted by the overall downturn in the economy. Transactions declined significantly due to illiquidity in the capital markets as many lenders tightened lending standards for commercial real estate. The assumptions utilized in our recoverability analysis reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time. A continued decline in the capital markets could result in additional write-downs in the future.

The recoverability of the carrying value of our investments in real estate is impacted by weakened commercial real estate fundamentals in the U.S., the overall downturn in the economy as evidenced by the decline in the U.S. Gross Domestic Product and the rising unemployment rate. Market fundamentals in the primary product types which we develop/own weakened significantly. Rising unemployment negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Weak industrial production has adversely affected warehouse and distribution markets. The retail sector has been negatively affected by declining sales and retailers experiencing financial difficulty. Transactions have declined significantly due to illiquidity in the capital markets as many lenders have tightened lending standards for commercial real estate. Capitalization rates have increased as potential buyers of commercial real estate re-evaluated commercial real estate versus other asset classes available for investment. If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen, we could have additional impairment charges.

All of the aforementioned economic conditions could impact our ability to remain in compliance with our minimum coverage ratio and maximum leverage ratio in our Credit Agreement. If 2009 revenues are less than we have projected, we will take further actions within our control to reduce costs and we believe that such actions would allow us to remain in compliance with our financial covenants. However, to provide ourselves with maximum flexibility, it is likely that we will approach our lenders to seek an amendment to our Credit Agreement.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset. We did not recognize an impairment loss related to property and equipment in 2008, 2007 or 2006.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually or more often if circumstances or events indicate a change in the impairment status. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized over the terms of the related debt agreements ranging up to seven years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. During 2006, we wrote off $14.7 million of unamortized deferred financing costs associated with the $164.7 million repurchase of our 11 1/4% senior subordinated notes, the $126.7 million redemption of our 9 3/4% senior notes and the replacement of our prior credit facility. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $28.8 million and $30.1 million, as of December 31, 2008 and 2007, respectively.

Revenue Recognition

We record commission revenue on real estate sales generally upon close of escrow or transfer of title, except when future contingencies exist. Real estate commissions on leases are generally recorded in revenue when all obligations under the commission agreement are satisfied. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies including tenant occupancy, payment of a deposit or payment of a first month’s rent (or a combination thereof). As some of these conditions are outside of our control and are often not clearly defined, judgment must be exercised in determining when such required events have occurred in order to recognize revenue.

A typical commission agreement provides that we earn a portion of a lease commission upon the execution of the lease agreement by the tenant, with the remaining portion(s) of the lease commission earned at a later date, usually upon tenant occupancy or payment of rent. The existence of any significant future contingencies results in the delay of recognition of corresponding revenue until such contingencies are satisfied. For example, if we do

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not earn all or a portion of the lease commission until the tenant pays its first month’s rent, and the lease agreement provides the tenant with a free rent period, we delay revenue recognition until rent is paid by the tenant.

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

Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time a loan closes and we have no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded in revenue as monthly principal and interest payments are collected from mortgagors. Other commissions, consulting fees and referral fees are recorded as revenue at the time the related services have been performed, unless significant future contingencies exist.

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

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectibility. Our assumptions are based on an assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are evaluated for collectibility and fully provided for if deemed uncollectible. Historically, our credit losses have been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real Estate

Classification and Impairment Evaluation

We classify real estate in accordance with the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as follows: (i) Real estate held for sale, which includes completed assets or land for sale in its present condition that meet all of the SFAS No. 144 “held for sale” criteria, (ii) Real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (iii) Real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iv) Real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is recorded individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.

Real estate held for sale is recorded at the lower of cost or fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows, management estimates or market comparisons, is less than its carrying amount, an allowance is recorded against the asset.

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

When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When acquiring real estate with existing buildings, we allocate the purchase price between land, land improvements, building and intangibles related to in-place leases, if any, based on their relative fair values in accordance with SFAS No. 141 and SFAS No. 142. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis. The capitalized values for both lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense.

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

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Business promotion and advertising costs of $55.1 million, $66.5 million and $54.4 million were included in operating, administrative and other expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the United States (U.S.) are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction gain included in the accompanying consolidated statement of operations for the year ended December 31, 2008 is $6.4 million. The aggregate transaction losses included in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006 are $1.1 million and $2.1 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

In the normal course of business, we sometimes utilize derivative financial instruments in the form of foreign currency exchange forward, option and swap contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. We apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, when accounting for any such contracts. SFAS No. 133 requires us to recognize all qualifying derivative instruments as assets or liabilities on our balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recognized in earnings unless specific hedge accounting criteria are met. Included in the consolidated statements of operations were gains of $1.6 million and losses of $8.1 million for the years ended December 31, 2008 and 2007, respectively, resulting from net gains and losses on foreign currency exchange option, forward and swap contracts. The net impact on our earnings resulting from gains and/or losses on foreign currency exchange forward, option and swap contracts for the year ended December 31, 2006 was not significant. As of December 31, 2007, we had an outstanding foreign currency exchange forward contract with an aggregate notional amount of 46.0 million British pounds sterling, which expired on October 31, 2008. As of December 31, 2008, we had an outstanding foreign currency exchange swap contract with an aggregate notional amount of 39.5 million British pounds sterling, which expires on February 18, 2009.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivative contracts has not been significant.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities (see Note 14). On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the year ended December 31, 2008 or for the period from March 20, 2007 through December 31, 2007. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million. As of December 31, 2008 and 2007, the fair values of these interest rate swap agreements were reflected as an $18.3 million liability and a $17.1 million liability, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets. The fair value measurements employed for these interest rate swaps were based on observable market data, which falls within Level 2 of the fair value hierarchy under SFAS No. 157, “Fair Value Measurements.”

From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges under SFAS No. 133, then they are marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate for the years ended December 31, 2008, 2007 and 2006.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

movements in market prices as trading securities. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

In accordance with SFAS No. 115, trading securities are carried at their fair value with realized and unrealized gains and losses included in net income. The available for sale securities are carried at their fair value and any difference between cost and fair value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive loss in the consolidated statement of stockholders’ equity. Premiums and discounts are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized losses on interest rate swaps and interest rate caps, unrealized holding losses on available for sale securities and other pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 17). The income tax expense associated with pension adjustments was $0.3 million as of December 31, 2008. The income tax benefit associated with pension adjustments was $2.3 million and $8.2 million as of December 31, 2007 and 2006, respectively.

Mortgage Servicing Rights

In connection with the origination and sale of mortgage loans with servicing rights retained, we record servicing assets or liabilities based on the fair value of the mortgage servicing rights on the date the loans are sold. We also assume or purchase certain servicing assets. Servicing assets are carried at the lower of amortized cost or market value in other intangible assets in the accompanying consolidated balance sheets and are amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections and timing of estimated future net cash flows.

Our recording of loan servicing rights at their fair value resulted in net gains, which have been reflected in the accompanying consolidated statements of operations. The amount of loan servicing rights recognized during the years ended December 31, 2008 and 2007 was as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Beginning balance, loan servicing rights	$12,989	$12,778
Loan servicing rights recognized under SFAS No. 156	11,793	3,063
Loan servicing rights sold	(1,739)	(486)
Amortization expense	(3,388)	(2,366)

Ending balance, loan servicing rights	$19,655	$12,989

Management evaluates its mortgage servicing assets for impairment on an annual basis or more often if circumstances or events indicate a change in the impairment status. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rate and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. We did not incur any impairment changes related to our servicing rights during the years ended December 31, 2008, 2007 or 2006.

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

Stock-Based Compensation

We account for all employee awards granted, modified or settled after January 1, 2003 under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2004, the FASB issued SFAS No. 123—Revised, “Share Based Payment,” or SFAS No. 123R. SFAS No. 123R requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period. The computation of diluted (loss) earnings per share further assumes the dilutive effect of stock options and contingently issuable shares. Contingently issuable shares represent non-vested stock awards and unvested stock fund units in the deferred compensation plan. In accordance with SFAS No. 128, “Earnings Per Share” these shares are included in the dilutive (loss) earnings per share calculation under the treasury stock method. For the year ended December 31, 2008, all stock options and contingently issuable shares were anti-dilutive since we reported a net loss for the period. As a result, the weighted average number of common shares outstanding for the basic loss per share computation is equal to the weighted average number of common shares outstanding for the diluted loss per share computation for the year ended December 31, 2008 (see Note 19).

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

Self-Insurance

Our wholly-owned captive insurance company, which is subject to applicable insurance rules and regulations, insures our exposure related to workers’ compensation benefits provided to employees and purchases excess coverage from an unrelated insurance carrier. We purchase general liability and automotive insurance through an unrelated insurance carrier. The captive insurance company reinsures the related deductibles. The captive insurance company also insures deductibles relating to other coverages. Given the nature of these types of claims, it may take several years for resolution and determination of the cost of these claims. We are required to estimate the cost of these claims in our financial statements. We are responsible for estimating our exposure to workers’ compensation, general liability and automotive claims.

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2008 and 2007, our reserve for claims under these insurance programs were $16.2 million and $15.1 million, respectively, of which $5.7 million and $2.0 million, respectively, were included in other current liabilities and the remainder was included in other liabilities in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Certain provisions of SFAS No. 150 would have required us to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of SFAS No. 150 with respect to these non-controlling interests. As of December 31, 2008 and 2007, the estimated settlement values of non-controlling interests in our consolidated limited life subsidiaries were $155.6 million and $172.9 million, respectively, as compared to the carrying values of $150.5 million and $170.0 million, respectively, which were included in minority interest in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of each pension and other post-retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of December 31, 2006. SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, we adopted this provision of SFAS No. 158 and our measurement date was changed from September 30 to December 31 for both of our defined benefit pension plans. We used the “alternative” method of adoption for both of our plans. As a result, we recorded an increase in retained earnings of $0.2 million and a decrease in accumulated other comprehensive loss of $0.1 million, net of tax, representing the periodic pension benefit for the period from October 1, 2007 through fiscal year-end 2007.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial position and results of operations as we currently have no acquisitions planned for 2009.

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of SFAS No. 157.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 for financial assets and

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities as of January 1, 2008 and there was no significant impact to our consolidated financial position and results of operations. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of the disclosure requirements of SFAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other GAAP. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. We do not expect the adoption of FSP SFAS No. 142-3 to have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” EITF Issue No. 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue No. 08-5 is effective for the first reporting period beginning after December 15, 2008, with early adoption permitted. We do not expect the adoption of EITF Issue No. 08-5 to have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB issued FSP SFAS No. 133-1 and FASB Interpretation No. (FIN) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP requires more extensive disclosures regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. It also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment or performance risk of a guarantee. This FSP also clarifies the effective date of SFAS No. 161, by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. We do not expect the adoption of FSP SFAS No. 133-1 and FIN 45-4 to have a material impact on the disclosure requirements of our consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP SFAS No. 157-3 did not have a material impact on our consolidated financial position or results of operations.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141R. Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP Accounting Principles Board (APB) Opinion 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of EITF 08-6 to have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP requires public companies to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. The disclosures required by FSP SFAS No. 140-4 and FIN 46R-8 are effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP SFAS No. 140-4 and FIN 46R-8 did not have a material impact on the disclosure requirements of our consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS No. 132R-1 requires employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the disclosure impact of adoption of FSP SFAS No. 132R-1 on our consolidated financial statements.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funding to complete the Trammell Crow Company Acquisition, as well as the refinancing of substantially all of the outstanding indebtedness of Trammell Crow Company (other than notes payable on real estate), was obtained through senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion (see Note 14).

The aggregate purchase price for the Trammell Crow Company Acquisition was approximately $1.9 billion, which includes: (1) $1.8 billion in cash paid for shares of Trammell Crow Company’s outstanding common stock, at $49.51 per share, including outstanding stock units held in the Trammell Crow Company Employee Stock Purchase Plan, (2) cash payments of $120.0 million to holders of Trammell Crow Company’s vested options and (3) $18.7 million of direct costs incurred in connection with the acquisition, consisting mostly of legal and accounting fees. As of December 31, 2008, $4.2 million of the total purchase price has not been paid out and is included in restricted cash in the accompanying consolidated balance sheets along with a corresponding current liability of $4.2 million, which is included in deferred purchase consideration in the accompanying consolidated balance sheets. These amounts relate to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.

Unaudited pro forma results, assuming the Trammell Crow Company Acquisition had occurred as of January 1, 2006 for purposes of the 2006 pro forma disclosures, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased amortization expense as a result of intangible assets acquired in the Trammell Crow Company Acquisition as well as higher interest expense as a result of debt incurred to finance the Trammell Crow Company Acquisition. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the Trammell Crow Company Acquisition occurred on January 1, 2006, and may not be indicative of future operating results (dollars in thousands, except share data):

Year Ended December 31, 2006
(Unaudited)
Revenue	$5,015,092
Operating income	578,821
Net income	259,592
Basic income per share	$1.15
Weighted average shares outstanding for basic income per share	226,685,122
Diluted income per share	$1.10
Weighted average shares outstanding for diluted income per share	235,118,341

4. Basis of Preparation

The accompanying consolidated balance sheets as of December 31, 2008 and 2007, and the consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2008, 2007 and 2006 include the consolidated financial statements of Trammell Crow Company from December 20, 2006, the date of the Trammell Crow Company Acquisition. As such, our consolidated financial statements for the year ended December 31, 2006 are not directly comparable to our financial statements for the years ended December 31, 2008 and 2007.

5. Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2008 and 2007, is restricted cash of $36.3 million and $44.4 million, respectively. The balances primarily include escrow accounts held in our

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development Services segment, escrow accounts related to strategic in-fill acquisitions, restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the U.K. The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered.

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2008	2007
Computer hardware and software	3 years	$201,894	$215,928
Furniture and equipment	3-10 years	140,509	135,120
Leasehold improvements	1-10 years	122,278	108,187
Equipment under capital leases	1-10 years	7,339	3,857

Total cost		472,020	463,092
Accumulated depreciation		(264,044)	(246,878)

Property and equipment, net		$207,976	$216,214

Depreciation expense associated with property and equipment was $63.9 million, $53.9 million and $43.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance at December 31, 2006	$1,717,334	$327,858	$32,081	$38,162	$72,917	$2,188,352
Purchase accounting adjustments related to acquisitions	(92,390)	11,061	47,540	—	13,746	(20,043)
Adoption of FIN 48 (see Note 2)	(5,359)	—	—	—	—	(5,359)
Foreign exchange movement	1,560	6,791	3,340	69	—	11,760

Balance at December 31, 2007	$1,621,145	$345,710	$82,961	$38,231	$86,663	$2,174,710
Purchase accounting adjustments related to acquisitions	15,039	166,117	11,811	9,576	—	202,543
Impairment	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)
Foreign exchange movement	(3,136)	(42,731)	(8,172)	(2,885)	—	(56,924)

Balance at December 31, 2008	$834,758	$330,465	$86,600	$—	$—	$1,251,823

We completed 16 acquisitions with an aggregate purchase price of approximately $181 million during the year ended December 31, 2008, primarily in the first half of the year. Our acquirees have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which, in some cases, we held an equity interest. These included three notable acquisitions within our EMEA segment: the acquisition of Eurisko Consulting SRL, the largest independent commercial real estate services company in Romania, which extends our ability to deliver the premier commercial real estate services offering across Central and Eastern Europe; the acquisition of CB Richard Ellis Cederholm A/S, an affiliate company in Denmark, which significantly strengthens our platform in Scandinavia by giving us a wholly-owned position in one of the region’s most active property markets; and the acquisition of Espansione Commerciale, the market leader in shopping centre leasing and property management in Italy, which extends our international retail services capability in that region.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2008 annual assessment as of October 1, 2008. However, we were required to re-perform this assessment because economic conditions worsened, the capital markets became distressed and our stock price dropped significantly in the fourth quarter of 2008. This was evidenced in our 2008 results by weak sales and leasing activity in our Americas and EMEA segments caused by the credit crunch and significant capital market turmoil adversely affecting incentive-based revenue within our Global Investment Management segment as well as reduced real estate sales volume and values in our Development Services segment. Based on our assessments of goodwill in 2008, we determined that we had impairment in several reporting units, which was driven by these adverse economic conditions causing a decline in the estimated future discounted cash flows expected for such units. The amount of the pre-tax goodwill impairment charges included in our statement of operations for the year ended December 31, 2008 was $1.1 billion. We previously determined that no impairment of goodwill existed as of October 1, 2007 and 2006. In addition, a significant or sustained decline in our future cash flows and/or if the current economic conditions significantly worsen, it could result in the need to perform additional impairment analysis in the future.

Other intangible assets totaled $311.4 million and $404.1 million, net of accumulated amortization of $114.7 million and $105.4 million, as of December 31, 2008 and 2007, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$56,800		$63,700
Trade names	19,826		103,826

	$76,626		$167,526

Amortizable intangible assets
Customer relationships	$229,509	(25,268)	$225,400	(12,472)
Backlog and incentive fees	47,126	(47,126)	48,761	(48,761)
Management contracts	24,161	(21,332)	29,219	(25,078)
Loan servicing rights	29,239	(9,584)	24,115	(11,126)
Other	19,471	(11,375)	14,521	(8,001)

	$349,506	$(114,685)	$342,016	$(105,438)

Total intangible assets	$426,132	$(114,685)	$509,542	$(105,438)

In accordance with SFAS No. 141, trademarks of $63.7 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represented the Richard Ellis trade name in the U.K. that was owned by Insignia. In connection with the Trammell Crow Company Acquisition, an $84.0 million trade name was separately identified, which represented the Trammell Crow trade name used by us in providing development services.

During the year ended December 31, 2008, we determined that two of our intangible assets, $84.0 million representing the Trammell Crow trade name and $6.9 million representing the CBRE Melody trade mark, identified as a result of the 2001 Merger, were fully impaired. The impairment of the Trammell Crow trade name was driven by the significant capital market turmoil reducing real estate sales volume and values in our Development Services segment in 2008 and causing a significant decline in the estimated future discounted cash flows such that we could not substantiate this trade name having any book value. The impairment of the CBRE Melody trade mark was driven by our mortgage brokerage business’s plans to cease use of the Melody trade mark and exclusively use the CBRE trade mark. The amount of the pre-tax other non-amortizable intangible asset impairment charges included in our statement of operations for the year ended December 31, 2008 was $90.9 million. We did not record any impairment charges related to intangible assets during the years ended December 31, 2007 or 2006. Our remaining trade mark and trade name at December 31, 2008 have indefinite useful lives and accordingly are not being amortized.

Customer relationships primarily represent intangible assets identified in the Trammell Crow Company Acquisition relating to existing relationships primarily in the brokerage, property management, project management and facilities management lines of business. These intangible assets are being amortized over useful lives of up to 20 years.

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

Amortization expense related to intangible assets was $20.8 million, $48.6 million and $23.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated annual amortization expense for each of the years ending December 31, 2009 through December 31, 2013 approximates $20.9 million, $17.5 million, $16.6 million, $14.0 million and $13.4 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting and include the following (dollars in thousands):

	December 31,
	2008	2007
Development Services	$53,061	$92,638
Other (1)	92,665	144,254

	$145,726	$236,892

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2008	2007
Development Services:
Real estate	$1,814,413	$1,370,900
Other assets	107,050	117,454

Total assets	$1,921,463	$1,488,354
Notes payable on real estate	$1,044,768	$714,803
Other liabilities	240,092	185,646

Total liabilities	$1,284,860	$900,449
Other (1):
Current assets	$2,153,151	$2,763,231
Non-current assets	7,420,927	6,878,373

Total assets	$9,574,078	$9,641,604
Current liabilities	$3,646,587	$4,346,201
Non-current liabilities	2,723,851	2,194,921

Total liabilities	$6,370,438	$6,541,122
Minority interest	$1,724	$12,028
Total:
Assets	$11,495,541	$11,129,958
Liabilities	$7,655,298	$7,441,571
Minority interest	$1,724	$12,028

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2008	2007	2006
Development Services:
Revenue	$57,947	$60,347	$2,325
Operating income	$40,997	$88,637	$1,423
Net income	$22,595	$70,084	$954
Other (1):
Revenue	$858,503	$801,366	$889,573
Operating (loss) income	$(52,118)	$227,294	$189,757
Net (loss) income	$(627,536)	$404,368	$491,998
Total:
Revenue	$916,450	$861,713	$891,898
Operating (loss) income	$(11,121)	$315,931	$191,180
Net (loss) income	$(604,941)	$474,452	$492,952

(1)	Primarily attributable to our Global Investment Management segment.

During the year ended December 31, 2008, we recorded write-downs of $32.1 million and $29.5 million, respectively, in our Global Investment Management and Development Services segments. These write-downs were attributable to declines in value of several investments, primarily as a result of significant capital market turmoil. During the fourth quarter of 2008, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy. Transactions declined significantly due to illiquidity in the capital markets as many lenders have tightened lending standards for commercial real estate. When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time. The fair value measurements employed for these investments were generally based on a discounted cash flow approach and/or review of comparable activities in the market place, which falls within Level 3 of the fair value hierarchy under SFAS No. 157.

Additionally, during the year ended December 31, 2008, we recorded write-downs of $14.7 million in our Americas segment related to our investment in CBRE Realty Finance. These write-downs were attributable to declines in market value. The fair value measurement utilized for CBRE Realty Finance was the stock price quoted on the New York Stock Exchange, which falls within Level 1 of the fair value hierarchy under SFAS No. 157.

All of the write-downs discussed above were included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations. We did not record any impairment charges related to our equity investments during the years ended December 31, 2007 or 2006. If either general economic conditions or activity in the capital markets worsen, we may be required to evaluate additional investments or re-evaluate previously impaired investments for potential impairment. These evaluations could result in additional write-downs, which may be material.

During the year ended December 31, 2008, we also recorded a $10.9 million impairment charge on a note receivable related to one of our equity investments in our Development Services segment. Management did not believe that the note would ultimately be collected, based upon the estimated value of the related equity method investment. This estimated value was based upon market comparisons of similar assets, which falls within Level 3 of the fair value hierarchy under SFAS No. 157. This impairment charge was included in operating,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative and other expenses in the accompanying consolidated statements of operations. We did not record any impairment charges related to this note during the years ended December 31, 2007 or 2006.

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services to these equity investees on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $88.3 million, $93.4 million and $62.0 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Our Development Services segment has agreements to provide development, property management and brokerage services to certain of our unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. Revenue related to these agreements included in our results for the years ended December 31, 2008 and 2007 was $10.6 million and $7.7 million, respectively. Revenue related to these agreements included in our results for 2006 was not significant.

9. Marketable Securities

The following tables are a summary of available for sale marketable securities held by us (dollars in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$14,236	$408	$(1)	$14,643
Corporate debt securities	4,402	45	(456)	3,991
Asset-backed securities	3,460	—	(198)	3,262
Collateralized mortgage obligations	1,915	13	(79)	1,849
Other	747	5	(119)	633

Total debt securities	24,760	471	(853)	24,378
Equity securities	6,545	123	(2,015)	4,653

Total available for sale securities	$31,305	$594	$(2,868)	$29,031

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$7,884	$230	$—	$8,114
Corporate debt securities	5,074	90	(5)	5,159
Asset-backed securities	2,791	33	(1)	2,823
Collateralized mortgage obligations	2,629	38	(3)	2,664

Total debt securities	18,378	391	(9)	18,760
Equity securities	13,149	3,065	(3,448)	12,766

Total available for sale securities	$31,527	$3,456	$(3,457)	$31,526

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net carrying value and estimated fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Debt securities:
Due in one year or less	$264	$237
Due after one year through five years	13,276	13,163
Due after five years through ten years	5,098	5,234
Asset-backed securities	3,460	3,262
Collateralized mortgage obligations	1,915	1,849
Other	747	633

Total debt securities	$24,760	$24,378

During the year ended December 31, 2008, we recorded a $7.7 million write-down of our investment in New City Residence Investment Corp. due to a decline in market valuation, which is included in other loss in the accompanying consolidated statements of operations. The fair value measurement utilized was the stock price quoted on the Tokyo Stock Exchange (TSE), which is included in Level 1 of the fair value hierarchy under SFAS No. 157.

In January 2007, we sold Trammell Crow Company’s 19% ownership interest in Savills plc, which was classified as trading securities in our accompanying consolidated balance sheet, and generated a pre-tax loss of $34.9 million during the year ended December 31, 2007, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The loss is included in other loss in the accompanying consolidated statements of operations. We received approximately $311.0 million of pre-tax proceeds from the sale, net of selling expenses.

During the year ended December 31, 2006, we recorded a gain of $8.6 million, which is included in other income in the accompanying consolidated statements of operations. This gain resulted from the change in fair value of the Savills plc investment from December 20, 2006, the date we acquired this investment as part of the Trammell Crow Company Acquisition, through December 31, 2006.

We did not record any significant dividends or interest income related to marketable securities in 2008, 2007 or 2006.

10. Other Assets

The following table summarizes the items included in other assets (dollars in thousands):

	December 31,
	2008	2007
Employee and affiliate loans (1)	$31,006	$34,047
Deposits	28,400	35,019
Deferred financing costs, net	27,635	29,555
Lease costs and concessions, net	12,255	12,239
Long-term trade receivables, net	7,774	6,039
Notes receivable	667	2,766
Miscellaneous	14,701	3,825

Total	$122,438	$123,490

(1)	See Note 26 for additional information.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of SFAS No. 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets. In accordance with SFAS No. 144, certain assets classified as held for sale at December 31, 2008, sold in the year ended December 31, 2008, or no longer classified as real estate held for sale at December 31, 2008, that were not classified consistently at December 31, 2007 were reclassified in the accompanying consolidated balance sheets as of December 31, 2007 to conform to the December 31, 2008 presentation.

Real estate and other assets held for sale and related liabilities were as follows at December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008	2007
Assets:
Real estate held for sale (see Note 12)	$39,582	$158,693
Other current assets	689	4,613
Other assets	163	1,772

Total real estate and other assets held for sale	40,434	165,078

Liabilities:
Accrued expenses	1,511	11,000
Notes payable on real estate held for sale (see Note 13)	21,049	119,453
Other current liabilities	180	685
Other liabilities	—	316

Total liabilities related to real estate and other assets held for sale	22,740	131,454

Net real estate and other assets held for sale	$17,694	$33,624

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

	Land	Buildings and Improvements		Other		Total
	At December 31, 2008
Real estate under development (current)	$38,652	$17,670		$—		$56,322
Real estate included in assets held for sale (see Note 11)	6,613	32,969		—		39,582
Real estate under development (non-current)	123,157	34,933		—		158,090
Real estate held for investment	186,949	333,461		15,569		535,979

Total real estate	$355,371	$419,033	(1)	$15,569	(2)	$789,973

	At December 31, 2007
Real estate under development (current)	$54,040	$24,348		$—		$78,388
Real estate included in assets held for sale (see Note 11)	40,698	117,029		966		158,693
Real estate under development (non-current)	125,634	12,268		741		138,643
Real estate held for investment	131,612	171,463		7,441		310,516

Total real estate	$351,984	$325,108	(1)	$9,148	(2)	$686,240

(1)	Net of accumulated depreciation of $14.6 million and $3.1 million at December 31, 2008 and 2007, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $6.5 million and $8.3 million, respectively, at December 31, 2008 and $5.4 million and $3.7 million, respectively, at December 31, 2007. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs.

During the fourth quarter of 2008, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy as evidenced by the decline in the U.S. Gross Domestic Product and rising unemployment rate. Market fundamentals in the primary product types which we develop/own weakened significantly. Rising unemployment negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Weak industrial production has adversely affected warehouse and distribution markets. The retail sector has been negatively affected by declining sales and retailers experiencing financial difficulty. Transactions have declined significantly due to illiquidity in the capital markets as many lenders have tightened lending standards for commercial real estate. Capitalization rates have increased as potential buyers of commercial real estate re-evaluated commercial real estate versus other asset classes available for investment.

During the fourth quarter of 2008, when we performed our quarterly real estate impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time. Accordingly, our impairment evaluation as of December 31, 2008 indicated a significant number of properties had impairment indicators. Projects with a combined carrying value of $542.1 million as of December 31, 2008 had indicators of potential impairment and were evaluated for impairment. Through the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation process, it was determined that projects with a carrying value of $157.8 million were impaired. As a result, during the year ended December 31, 2008, we recorded impairment charges of $48.7 million, of which $47.6 million were recorded in the fourth quarter of 2008, to reduce the carrying value of the impaired real estate projects to their estimated fair value. No write-downs for impairment of real estate or provisions for losses on real estate held for sale were recorded by us during the years ended December 31, 2007 or 2006.

If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges, which may be material.

The estimated costs to complete the nine consolidated real estate projects under development or to be developed by us as of December 31, 2008 totaled approximately $104.7 million. At December 31, 2008, we had commitments for the sale of five of our projects.

Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, excluding those reported as discontinued operations, were $46.1 million and $27.2 million, respectively, for the year ended December 31, 2008 and $27.5 million and $16.2 million, respectively, for the year ended December 31, 2007.

In 2008, we acquired a property in our Global Investment Management segment, which is classified as real estate held for investment in our accompanying consolidated balance sheets as of December 31, 2008. We acquired this property for $21.1 million in cash and assumed $55.8 million of debt associated with the property, which is included in long-term notes payable on real estate in the accompanying consolidated balance sheets as of December 31, 2008. This debt requires monthly principal payments commencing on February 5, 2010, bears interest at 5.7% and has a maturity date of June 4, 2015.

13. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following at December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008	2007
Current portion of notes payable on real estate	$176,372	$127,706
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 11)	21,049	119,453

Total notes payable on real estate, current portion	197,421	247,159
Notes payable on real estate, non-current portion	420,242	218,873

Total notes payable on real estate	$617,663	$466,032

Notes payable on real estate held for sale are included in liabilities related to real estate and other assets held for sale. Notes payable on real estate under development (current) are included in notes payable on real estate, current. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity dates.

At December 31, 2008, $4.1 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal maturities of notes payable on real estate at December 31, 2008, were as follows (dollars in thousands):

2009	$264,751
2010	163,323
2011	97,204
2012	8,421
2013	14,107
Thereafter	69,857

$617,663

In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced (an Amendment of ARB No. 43, Chapter 3A),” current obligations at December 31, 2008 representing $78.3 million are included in non-current notes payable on real estate, as the underlying notes were either refinanced on a long-term basis subsequent to December 31, 2008, or we intend and have the ability to refinance the obligation on a long-term basis.

Interest rates on loans outstanding at December 31, 2008 and 2007, ranged from 2.32% to 8.00% and 5.44% to 8.73%, respectively. Generally, only interest is payable on the real estate loans and is usually drawn on the underlying loan with all unpaid principal and interest due at maturity. Capitalized interest for the years ended December 31, 2008 and 2007 totaled $11.3 million and $15.8 million, respectively.

We have a participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on reaching various internal rates of return. The amount of the participating liability was $1.0 million and $2.1 million at December 31, 2008 and 2007, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2008	2007
Long-Term Debt:
Senior secured term loans, with interest ranging from 1.96% to 6.45%, due from 2008 through 2013	$2,073,750	$1,787,000
Capital lease obligations, mainly for automobiles and computer equipment, with interest ranging from 1.37% to 5.38%, due through 2013	1,975	1,548
CB Richard Ellis Tucson, LLC loan note, with interest at 4.00%, due through June 2010	1,575	—
Other	121	178

Subtotal	2,077,421	1,788,726
Less current maturities of long-term debt	210,662	11,374

Total long-term debt	1,866,759	1,777,352

Short-Term Borrowings:
Warehouse line of credit, with interest at National City Bank one-month internal funds transfer rate plus 1.75%, with no maturity date	92,300	—
Warehouse line of credit, with interest at daily one-month LIBOR rate plus 1.00%, with a maturity date of April 15, 2009	61,798	64,510
Warehouse line of credit, with interest at daily Chase-London LIBOR rate plus 1.00% , with a maturity date of May 30, 2009	56,375	191,267

Total warehouse lines of credit	210,473	255,777
Revolving credit facility, with interest ranging from 5.46% to 8.84%, maturing on June 24, 2011	25,765	227,065
Trammell Crow Company Acquisitions II, L.P. revolving line of credit, with interest at daily British Bankers Association LIBOR rate plus 0.65% and a maturity date of April 30, 2010	8,000	42,600
Westmark senior notes, with interest ranging from 2.48% to 6.23%, due on demand	1,073	11,185
Insignia acquisition loan notes, with interest ranging from 3.84% to 4.24%, due on demand	738	1,870
Other	16	183

Total short-term borrowings	246,065	538,680
Add current maturities of long-term debt	210,662	11,374

Total current debt	456,727	550,054

Total long-term debt and short-term borrowings	$2,323,486	$2,327,406

Future annual aggregate maturities of total consolidated debt at December 31, 2008 are as follows (dollars in thousands): 2009—$456,727; 2010—$307,282; 2011—$354,646; 2012—$14,047; 2013—$1,190,780; and $4 thereafter.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.2375% or the daily rate plus 0.2375% for the first year; thereafter, at the applicable fixed rate plus 0.575% to 1.1125% or the daily rate plus 0% to 0.1125%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2008 and 2007, we had $25.8 million and $227.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.7% and 7.4%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2008, letters of credit totaling $19.1 million were outstanding under the revolving credit facility. These letters of credit primarily relate to our outstanding indebtedness as well as letters of credit issued in connection with development activities in our Development Services segment and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50% for the first year, thereafter, at the applicable fixed rate plus 0.75% to 1.375% or the daily rate plus 0% to 0.375%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche B term loan facility bear interest, based at our option, on either the applicable fixed rate plus 1.50% or the daily rate plus 0.50%. Borrowings under the tranche A-1 term loan facility bear interest based at our option, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of December 31, 2008 and 2007, the tranche A term loan facility bore interest at a rate of 2.0% and 5.7%, respectively, while the tranche B term loan facility bore interest at a rate of 2.1% and 6.4%, respectively. As of December 31, 2008, the tranche A-1 term loan facility bore interest at a rate of 4.1%. As of December 31, 2008 and 2007, we had $827.0 million of tranche A term loan facility principal outstanding and $949.0 million and $960.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accompanying consolidated balance sheets. As of December 31, 2008, we had $297.8 million of tranche A-1 term loan facility principal outstanding, which is also included in the accompanying consolidated balance sheets.

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

Our Credit Agreement contains numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of interest of 2.25x and a maximum leverage ratio of EBITDA (as defined in the Credit Agreement) to total debt less available cash of 3.75x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. If our EBITDA continues to decline in future periods as it has in recent periods, we may be unable to comply with these financial covenants under our Credit Agreement. We actively managed our cost structure during 2008 and are continuing to further reduce costs in 2009. As a result, our 2009 projections show that we will be in compliance with the minimum coverage ratio and the maximum leverage ratio. If 2009 revenues are less than we have projected, we will take further actions within our control and believe that such actions would allow us to remain in compliance with our financial covenants. However, to provide ourselves with maximum flexibility, it is likely that we will approach our lenders to seek an amendment to our Credit Agreement.

We had short-term borrowings of $246.1 million and $538.7 million with related average interest rates of 2.2% and 6.4% as of December 31, 2008 and 2007, respectively.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% with a maturity date of September 1, 2009. As of December 31, 2008 and 2007, there were no amounts outstanding under this revolving credit note.

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

On March 4, 2008, we entered into a $35.0 million credit and security agreement with BofA for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0% with a maturity date of February 28, 2009. As of December 31, 2008, there were no amounts outstanding under this revolving note.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% with a maturity date of August 3, 2009. As of December 31, 2008, there were no amounts outstanding under this facility.

Our wholly-owned subsidiary, operating under the name CBRE Capital Markets (formerly known as CBRE Melody), has had the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan), BofA and Washington Mutual Bank, FA (WaMu) for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Red Mortgage Capital Inc. (Red Capital) for the purpose of funding originations of multi-family property mortgage loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2008, provides for a $210.0 million senior secured revolving line of credit, with borrowings up to $150.0 million bearing interest at the daily Chase-London LIBOR plus 1.00% and borrowings in excess of $150.0 million bearing interest at the daily Chase-London LIBOR plus 1.10%, with a maturity date of May 30, 2009.

Effective July 1, 2006, CBRE Capital Markets entered into a $200.0 million multi-family mortgage loan repurchase agreement, or Repo Agreement, with WaMu. The Repo Agreement was to continue indefinitely unless or until thirty days written notice was delivered, prior to the termination date, by either CBRE Capital Markets or WaMu. The Repo Agreement was terminated by WaMu effective January 28, 2008.

In February 2008, CBRE Capital Markets established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. Each funding is separately approved on a transaction-by-transaction basis where Red Capital commits to purchase a 100% participation interest in qualifying mortgage loans that are subject to a rate-lock commitment from Freddie Mac or Fannie Mae. Under this arrangement, a participation is funded when a mortgage loan is originated, on a servicing retained basis, subject to CBRE Capital Market’s obligation to repurchase the participation interest upon ultimate sale of the mortgage loan to Freddie Mac or Fannie Mae. Effective September 19, 2008, the rate on borrowings is the National City Bank one-month internal funds transfer rate plus 1.75%.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR rate plus 1.00% and expires on April 15, 2009.

During the years ended December 31, 2008 and 2007, respectively, we had a maximum of $390.2 million and $450.9 million of warehouse lines of credit principal outstanding. As of December 31, 2008 and 2007, we had $210.5 million and $255.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $210.5 million and $255.8 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2008 and 2007, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of December 31, 2008, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of May 30, 2009. As of December 31, 2008 and 2007, there were no amounts outstanding under this revolving credit note.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a legal entity within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of December 31, 2008, borrowing capacity under this agreement, net of outstanding amounts drawn, was $30.6 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of December 31, 2008 and 2007, there was $8.0 million and $42.6 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes are redeemable at the discretion of the note holder and have a final maturity date of June 30, 2010. The interest rate on the Westmark senior notes is currently equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $1.1 million and $11.2 million as of December 31, 2008 and 2007, respectively.

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31, 2008 and 2007, $0.7 million and $1.9 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. One-half of the loan note is due on June 30, 2009, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at December 31, 2008 was $1.6 million.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. As of December 31, 2008 and 2007, there were no amounts outstanding under this facility.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our leases generally relate to office space that we occupy, have varying terms and expire through 2029. The following is a schedule by year of future minimum lease payments for noncancellable capital and operating leases as of December 31, 2008 (dollars in thousands):

	Capital leases	Operating leases
2009	$1,386	$240,997
2010	575	171,490
2011	77	136,565
2012	28	108,906
2013	11	88,029
Thereafter	—	288,021

Total minimum payment required	$2,077	$1,034,008

The interest portion of capital lease payments represents the amount necessary to reduce net minimum lease payments to present value calculated at our incremental borrowing rate at the inception of the leases. This totaled approximately $0.1 million at December 31, 2008, resulting in a present value of net minimum lease payments of $2.1 million. At December 31, 2008, $1.3 million and $0.7 million were included in current maturities of long-term debt and long-term debt, respectively. In addition, the total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $27.0 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Minimum rentals	$208,359	$171,883	$127,090
Less sublease rentals	(229)	(219)	(764)

	$208,130	$171,664	$126,326

We had outstanding letters of credit totaling $25.5 million as of December 31, 2008, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs and indebtedness. These letters of credit are primarily executed by us in the normal course of business of our Development Services segment as well as in connection with certain insurance programs. The letters of credit expire at varying dates through December 2009.

We had guarantees totaling $31.0 million as of December 31, 2008, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consisted of guarantees related to our defined benefit pension plans in the U.K. (in excess of our outstanding pension liability of $19.8 million as of December 31, 2008). The remaining guarantees primarily included debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through December 2009. The other guarantees will expire at the end of each of the respective agreements.

We have several other debt repayment guarantees of unconsolidated subsidiaries that are subject to the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, as of December 31, 2008, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $309.8 million. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $205.0 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2008, CBRE Capital Markets had $0.6 million of cash reserved under this arrangement.

An important part of the strategy for our investment management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2008, we had committed $61.9 million to fund future co-investments.

Additionally, an important part of our development services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2008, we had committed to fund $36.5 million of additional capital to these unconsolidated subsidiaries.

16. Employee Benefit Plans

Stock Incentive Plans

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of December 31, 2008, outstanding stock options granted under the 2001 stock incentive plan to acquire 5,152,830 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. As of December 31, 2008, all options granted under this plan were fully vested and exercisable, except for 8,319 options which vest in the first quarter of 2009. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock. In the event of a change of control of our company, all outstanding options will become fully vested and exercisable.

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

As of December 31, 2008, 7,595,763 shares were subject to options issued under our 2004 stock incentive plan and 10,737,105 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during 2008, 2007 and 2006 have exercise prices in the range of $13.29 to $22.00, $25.18 to $37.43 and $23.46 to $31.40, respectively, which primarily vest and are exercisable in equal annual increments over four years from the date of grant. All options previously granted under the 2004 stock incentive plan have had a term of five or seven years from the date of grant.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our option plans is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	17,391,048	$5.46
Exercised	(4,393,671)	3.53
Granted	968,172	23.50
Forfeited	(235,657)	7.74

Outstanding at December 31, 2006	13,729,892	$7.30
Exercised	(1,973,947)	6.01
Granted	1,197,175	27.40
Forfeited	(386,225)	8.66

Outstanding at December 31, 2007	12,566,895	$9.38
Exercised	(941,896)	4.27
Granted	1,694,340	13.41
Forfeited	(518,043)	17.29
Expired	(52,703)	19.01

Outstanding at December 31, 2008	12,748,593	$9.91

Vested and expected to vest at December 31, 2008 (1)	12,549,382	$9.91

Exercisable at December 31, 2008	9,354,745	$6.99

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

Options outstanding at December 31, 2008 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	5,152,830	4.0	$1.92		5,144,511	$1.92
$6.33 – $7.46	1,990,406	0.8	7.44		1,990,406	7.44
$11.10 – $15.43	3,724,546	4.9	14.35		1,512,732	15.18
$22.00 – $25.67	822,075	4.7	23.46		426,049	23.51
$27.19 – $37.43	1,058,736	5.7	27.34		281,047	27.47

	12,748,593	4.0	$9.91	$12,349,618	9,354,745	$6.99	$12,329,680

At December 31, 2008, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $12.3 million and 4.0 years, respectively.

In accordance with SFAS No. 123R, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total estimated grant date fair value of stock options that vested during the year ended December 31, 2008 was $11.5 million. The weighted average fair value of options granted by us was $6.58, $12.42 and $10.46 for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Year ended December 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Risk-free interest rate	3.02%	4.14%	4.80%
Expected volatility	51.97%	44.41%	39.94%
Expected life	5 years	5 years	5 years

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

Total compensation expense related to stock options was $11.3 million, $10.0 million and $8.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, during the year ended December 31, 2007, we incurred $9.8 million of expense resulting from the acceleration of vesting of stock options in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At December 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options was approximately $22.9 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 was $12.4 million and $55.4 million, respectively. We recorded cash received from stock option exercises of $4.0 million and $11.9 million and related tax benefits of $4.3 million and $16.6 million during the years ended December 31, 2008 and 2007, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the years ended December 31, 2008, 2007, and 2006, we granted non-vested stock awards of 2,371,987 shares, 819,679 shares (of which 57,902 shares were restricted stock awards which immediately vested at the date of grant) and 1,089,070 shares,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, which primarily vest and are exercisable in equal annual increments over four years from the date of grant. In addition, we granted 529,907, 297,779 and 441,753 of non-vested stock units to certain of our employees during the years ended December 31, 2008, 2007 and 2006, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares /Units	Weighted Average Market Value Per Share
Balance at December 31, 2005	503,322	$14.79
Granted	1,530,823	26.18
Vested	(109,035)	15.43
Forfeited	(43,441)	17.12

Balance at December 31, 2006	1,881,669	$23.97
Granted	1,117,458	29.60
Vested	(467,127)	24.04
Forfeited	(38,419)	21.60

Balance at December 31, 2007	2,493,581	$26.52
Granted	2,901,894	14.40
Vested	(504,736)	24.83
Forfeited	(252,196)	21.49

Balance at December 31, 2008	4,638,543	$19.39

Total compensation expense related to non-vested stock awards was $18.5 million, $14.7 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total compensation expense for the year ended December 31, 2007 includes $2.0 million of compensation expense related to the 57,902 shares of restricted stock, which immediately vested at the date of grant. In addition, during the year ended December 31, 2007, we incurred $1.0 million of expense resulting from the acceleration of vesting of non-vested stock awards in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At December 31, 2008, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $76.9 million, which is expected to be recognized over a weighted average period of approximately 4.3 years.

Deferred Compensation Plans. Our deferred compensation plans (DCPs) historically have permitted our highly compensated employees, including members of management, to elect, prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the respective DCPs. Because a substantial majority of the deferrals under our DCPs had distribution dates based upon the end of a relevant participant’s employment with us, we had an ongoing obligation to make distributions to these participants as they leave our employment. In addition, participants could receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty.

On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or to terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would modify the DCPs pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new elections prior to December 31, 2008 to receive distributions of DCPs assets at dates they specify in 2009. These actions will accelerate future distributions from the plans of cash and shares of our Class A common stock to the participants of such DCPs but will not have any

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material effect on our statement of operations. The DCPs are substantially fully-funded and the shares to be distributed are included in our earnings per share calculations. Upon distribution to the participants, we expect to receive a cash tax benefit of approximately $100 million in 2009. Upon completion of the distribution process, we expect the DCPs to be terminated.

Pre-August 2004 DCP

Prior to amending the Pre-August 2004 DCP as discussed below, each participant in the Pre-August 2004 DCP was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ended or on a future date at least three years after the deferral election date. The investment alternatives available to participants included two interest index funds and an insurance fund in which gains and losses on deferrals were measured by one or more of approximately 80 mutual funds. Distributions with respect to the interest index and insurance fund accounts were made by us in cash. In addition, prior to July 2001, participants were entitled to invest their deferrals in stock fund units that are distributed as shares of our Class A common stock. As of December 31, 2008, there were 2,849,391 outstanding stock fund units under the Pre-August 2004 DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $5.5 million and $5.8 million at December 31, 2008 and 2007, respectively.

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

Under the Post-August 2004 DCP, each participant was allowed to defer a portion of his or her compensation for distribution generally either after his or her employment with us ends or on a future date at least three years after the deferral election date. Deferrals were credited at the participant’s election to one or more investment alternatives under the Post-August 2004 DCP, which included a money-market fund and ten mutual fund investment options. There was limited flexibility for participants to change distribution elections once made. Effective January 1, 2005, the Post-August 2004 DCP conformed to all the provisions outlined in Section 409A of the IRC and, therefore, does not allow for unscheduled in-service distributions.

Included in our accompanying consolidated balance sheets is an accumulated non-stock liability for our Pre-August 2004 DCP and Post-August 2004 DCP totaling $240.5 million and $282.7 million at December 31, 2008 and 2007, respectively, and assets (in the form of insurance) set aside to cover the liability of $229.8 million and $264.2 million as of December 31, 2008 and 2007, respectively.

Restoration Plan

The Restoration Plan, assumed in connection with the Insignia Acquisition, was frozen and stopped accepting deferrals. The Restoration Plan was being administered only for the purpose of making distributions when participants terminate employment. Remaining amounts in this plan were invested in one fund. The Restoration Plan is unfunded and has an accumulated non-stock liability of $4.4 million at both December 31, 2008 and 2007 and is included in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trammell Crow Company DCP

Effective, January 1, 2006, Trammell Crow Company established a non-qualified deferred compensation plan, or Trammell Crow Company DCP, for certain key employees of Trammell Crow Company. A portion of the eligible employees’ compensation was permitted to be directed into the Trammell Crow Company DCP. The Trammell Crow Company DCP was funded and included in the accompanying consolidated balance sheets as an accumulated non-stock liability of $3.5 million at December 31, 2007, and assets (in the form of investments in trading securities) set aside to cover the liability of $3.5 million as of December 31, 2007. Effective January 1, 2008, the Trammell Crow Company DCP was merged into the Post-August 2004 DCP.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $66.7 million, $235.0 million and $129.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

401(k) Plan. Our CB Richard Ellis 401(k) Plan (401(k) Plan) is a defined contribution profit sharing plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code. Most of our non-union U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the Internal Revenue Code, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. For 2008 and 2007, we contributed a 50% match on the first 3% of annual compensation (up to $150,000 of compensation) deferred by each participant. In connection with the 401(k) Plan, we charged to expense $9.0 million, $12.6 million and $7.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective January 1, 2009, the company match has been suspended until further notice.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2008, 354,273 shares of our common stock were held as investments by participants in our 401(k) Plan.

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

Effective July 1, 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in a defined contribution plan. In connection with this change, we recorded a curtailment gain of $10.0 million during the year ended December 31, 2007 and certain plan assets and liabilities were remeasured.

We have historically used a measurement date of September 30 for both of our defined benefit pension plans. For the year ended December 31, 2008, as required by SFAS No. 158, we adopted the measurement date provisions, which required us to measure the funded status of our plans as of the date of our fiscal year-end statement of financial position. We used the “alternative” method of adoption for both of our plans. In connection with this adoption, we recorded an increase in retained earnings of $0.2 million and a decrease in accumulated other comprehensive loss of $0.1 million, net of tax, representing the estimated periodic pension benefit for the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period from October 1, 2007 through December 31, 2007. The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2008	2007
Change in benefit obligation
Benefit obligation at beginning of period	$330,922	$323,241
Service cost	—	6,062
Interest cost	21,508	16,791
Curtailment gain	—	(5,491)
Plan participants’ contributions	—	1,277
Amendments	—	(2,684)
Actuarial gain	(58,927)	(7,208)
Benefits paid	(9,221)	(6,528)
Foreign currency translation	(78,967)	5,462

Benefit obligation at end of period	$205,315	$330,922

Change in plan assets
Fair value of plan asset at beginning of period	$296,759	$265,270
Actuarial return on plan assets	(52,060)	24,672
Company contributions	20,734	8,231
Plan participants’ contributions	—	1,277
Benefits paid	(9,221)	(6,528)
Foreign currency translation	(70,699)	3,837

Fair value of plan assets at end of period	$185,513	$296,759

Funded status	$(19,802)	$(34,163)

Amounts recognized in the statement of financial position consist of:
Non-current liabilities	$(19,802)	$(34,163)

The accumulated benefit obligation for our defined benefit pension plans was $205.3 million and $330.9 million at December 31, 2008 and 2007, respectively.

Items not yet recognized as a component of net periodic pension cost were as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Unamortized actuarial loss	$49,434	$36,000
Prior service benefit	—	(2,757)
Company contributions in the post-measurement period	—	17,348

Accumulated other comprehensive loss	$49,434	$50,591

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2009 is $1.0 million.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension (benefit) cost and other amounts recognized in other comprehensive (income) loss consisted of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Net Periodic (Benefit) Cost
Service cost	$—	$4,551	$6,878
Interest cost	17,208	17,156	14,165
Expected return on plan assets	(19,045)	(18,837)	(14,727)
Curtailment gain	—	(9,988)	—
Amortization of prior service benefit	—	(446)	(481)
Amortization of unrecognized net loss	604	1,053	1,530

Net periodic pension (benefit) cost	$(1,233)	$(6,511)	$7,365

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial loss (gain)	$13,434	$(13,093)
Amortization of prior service cost	2,757	7,516
Post-measurement date contributions	(17,348)	16,730

Total recognized in other comprehensive (income) loss	(1,157)	11,153

Total recognized in net periodic benefit and other comprehensive (income) loss	$(2,390)	$4,642

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2008	2007
Discount rate	6.60%	5.73%
Expected return on plan assets	6.53%	7.01%

Weighted average assumptions used to determine our net periodic pension (benefit) cost were as follows:

	Year Ended December 31,
	2008	2007	2006
Discount rate	6.60%	5.48%	5.00%
Expected return on plan assets	6.53%	6.82%	6.45%
Rate of compensation increase	N/A	1.31%	4.04%

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2008 is based on 61.5% of the portfolio being invested in equities yielding a 7.2% return and 33.7% of assets being primarily invested in corporate and government debt securities yielding a 5.5% return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

Our pension plan weighted average asset allocations by asset category were as follows:

Asset Category	Target Allocation 2008	Plan Assets At December 31,
		2008	2007
Equity securities	33%-74%	61.5%	70.9%
Debt securities	18%-65%	33.7%	23.6%
Other	2%-8%	4.8%	5.5%

Total		100.0%	100.0%

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

We expect to contribute $3.3 million to our pension plans in 2009. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2009	$4,482
2010	5,127
2011	6,307
2012	6,487
2013	7,330
2014-2018	40,118

Total	$69,851

We also have defined contribution plans for employees in the U.K. Our contributions to these plans were approximately $7.2 million, $5.6 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

17. Income Taxes

The components of (loss) income from continuing operations before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$(952,978)	$191,659	$256,415
Foreign	(18,503)	388,855	260,482

	$(971,481)	$580,514	$516,897

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our tax (benefit) provision consisted of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal:
Current	$(18,114)	$219,789	$100,476
Deferred	3,535	(172,789)	(16,737)

	(14,579)	47,000	83,739
State:
Current	(4,543)	49,338	43,793
Deferred	15,583	(15,990)	(17,600)

	11,040	33,348	26,193
Foreign:
Current	55,340	93,946	86,281
Deferred	(991)	18,349	2,113

	54,349	112,295	88,394

	$50,810	$192,643	$198,326

The following is a reconciliation, stated as a percentage of pre-tax (loss) income, of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2008	2007	2006
Federal statutory tax rate	35%	35%	35%
Foreign credits	1	(3)	—
Effect of non-deductible impairment charges	(36)	—	—
Effect of life insurance contract gains and losses	(2)	(1)	(1)
Change in valuation allowance	(2)	—	—
State taxes, net of federal benefit	(1)	2	3
Reserves for uncertain tax positions	—	(1)	2
Other	—	1	(1)

Effective tax rate	(5%)	33%	38%

During the years ended December 31, 2008, 2007 and 2006, respectively, we recorded a $4.7 million, $21.1 million and $32.9 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $4.3 million, $16.6 million and $31.8 million was charged directly to additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheets in 2008, 2007 and 2006, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative tax effects of temporary differences are shown below at December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008	2007
Asset (Liability)
Property and equipment	$4,232	$5,971
Bad debt and other reserves	68,454	79,190
Capitalized costs and intangibles	(99,707)	(176,651)
Bonus and deferred compensation	111,252	226,098
Trading securities and other investments	31,439	(503)
NOL and state tax credits	44,896	26,611
Unconsolidated affiliates	55,830	17,345
Pension obligation	11,639	19,991
Acquisition	2,586	3,336
All other	(100)	32,370

Net deferred tax assets before valuation allowance	230,521	233,758
Valuation allowance	(38,268)	(23,842)

Net deferred tax assets	$192,253	$209,916

As of December 31, 2008, we had U.S. federal net operating losses (NOLs) of approximately $6.7 million, translating to a deferred tax asset before valuation allowance of $2.3 million, which will begin to expire in 2023. As of December 31, 2008, there were also deferred tax assets of approximately $12.4 million related to state NOLs as well as $29.0 million related to foreign NOLs. The state NOLs begin to expire in 2011, and the foreign NOLs begin to expire in 2013. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

Management determined that as of December 31, 2008, $38.3 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2008, our valuation allowances increased by approximately $14.4 million. An increase of $18.2 million was primarily a result of establishing valuation allowances on foreign net operating losses incurred during 2008. This was offset by a decrease of $3.8 million related to the reversal of valuation allowances related to equity investments. The valuation allowance on these equity investments was originally recorded to goodwill in purchase accounting, thus the reduction in the valuation allowance in 2008 resulted in a corresponding decrease to goodwill. Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of the deferred tax assets recorded net of these valuation allowances.

Presently, we have not recorded a deferred tax liability for undistributed earnings of subsidiaries located outside of the U.S. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time, we do not have any plans to repatriate income from our foreign subsidiaries, however, to the extent that we are able to repatriate such earnings in a tax free manner, or in the event of a change in our capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested in accordance with APB Opinion No. 23, “Accounting for Income Taxes—Special Areas,” aggregated approximately $923.1 million at December 31, 2008. The determination of the tax liability upon repatriation is not practicable.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2007, we adopted the provisions of FIN 48. The total amount of gross unrecognized tax benefits was approximately $66.5 million as of December 31, 2007 and $74.1 million as of December 31, 2008. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $36.2 million ($33.5 million, net of federal benefit received from state positions) as of December 31, 2007 and $37.9 million ($35.6 million, net of federal benefit received from state positions) as of December 31, 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance as of January 1, 2008	$(66,476)
Gross increases—tax positions in prior period	(13,532)
Gross decreases—tax positions in prior period	13,273
Gross increases—current-period tax positions	(12,293)
Decreases relating to settlements	2,711
Reductions as a result of a lapse of statute of limitations	126
Foreign exchange movement	2,107

Balance as of December 31, 2008	$(74,084)

We currently anticipate a decrease of $3.2 million to unrecognized tax benefits during the next 12 months due to expiration of the statute of limitations relative to several immaterial items.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. As of December 31, 2007, we had approximately $18.5 million accrued for the payment of interest and penalties. During the year ended December 31, 2008, we accrued an additional $3.4 million in interest associated with uncertain tax positions. As of December 31, 2008, we have recognized a liability for interest and penalties of $22.5 million ($19.2 million net of related federal benefit received from interest expense).

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 18, 2008, we completed a secondary public offering of 57.5 million shares of our common stock, which raised $207.8 million of net proceeds.

19. (Loss) Earnings Per Share Information

The following is a calculation of (loss) earnings per share (dollars in thousands, except share data):

	Year Ended December 31,
	2008			2007			2006
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(1,012,066)	210,539,032	$(4.81)	$390,505	228,476,724	$1.71	$318,571	226,685,122	$1.41

Diluted (loss) earnings per share:
Net (loss) income applicable to common stockholders	$(1,012,066)	210,539,032		$390,505	228,476,724		$318,571	226,685,122
Dilutive effect of contingently issuable shares	—	—		—	489,398		—	246,736
Dilutive effect of stock options	—	—		—	6,012,342		—	8,186,483

Net (loss) income applicable to common stockholders	$(1,012,066)	210,539,032	$(4.81)	$390,505	234,978,464	$1.66	$318,571	235,118,341	$1.35

Had we reported net income for the year ended December 31, 2008, options to purchase 3,791,911 shares of common stock would have been included in the computation of diluted earnings per share for the year ended December 31, 2008, while options to purchase 3,501,014 shares of common stock would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect. For the years ended December 31, 2007 and 2006, options to purchase 1,202,891 shares and 956,624 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

20. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.2 billion at both December 31, 2008 and 2007.

21. Fair Value of Financial Instruments

SFAS No. 157, “Fair Value Measurements,” requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Warehouse Receivables: Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Capital Markets (See Note 14).

Available for Sale Securities: These investments are carried at their fair value.

Short-Term Borrowings: The majority of this balance represents our revolving credit facility and our warehouse lines of credit outstanding for CBRE Capital Markets. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (See Note 14).

Senior Secured Term Loans: Based upon valuations from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.1 billion at December 31, 2008. Their actual carrying value totaled $2.1 billion at December 31, 2008 (See Note 14).

Notes Payable on Real Estate: As of December 31, 2008, their carrying value was $617.7 million. These borrowings have floating interest rates at spreads over a market rate index. Given the credit crunch experienced during 2008, it is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. However, given the volume of notes payable we have and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $4.1 million of these notes payable are recourse to us.

Other Long-Term Debt: Given the immaterial size of other long-term debt, fair value is assumed to approximate carrying value (See Note 14).

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

We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were terminated, both in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining liability associated with items previously charged to merger-related charges in connection with the Trammell Crow Company Acquisition consisted of the following (dollars in thousands):

	2007 Charge	Utilized to Date	To be Utilized at December 31, 2008
Severance	$34,345	$(34,345)	$—
Lease termination costs	16,035	(7,222)	8,813
Consulting costs	2,130	(2,130)	—
Costs associated with exiting contracts	1,273	(1,273)	—
Other	3,149	(3,149)	—

Total merger-related charges	$56,932	$(48,119)	$8,813

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining liability for lease termination costs will be paid over the remaining contract periods through 2016.

The remaining liability associated with items previously charged to merger-related charges in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at December 31, 2008
Lease termination costs	$10,799	$(2,901)	$7,898

The remaining liability for lease termination costs will be paid over the remaining contract periods through 2012.

23. Discontinued Operations

In the ordinary course of business of our Development Services segment, we sell real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with SFAS No. 144. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after sale, we are required to recognize operating profits or losses and gains or losses on sale of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Revenue	$1,251	$2,102
Costs and expenses:
Operating, administrative and other	659	812
Depreciation and amortization	92	425

Total costs and expenses	751	1,237
Gain on disposition of real estate	32,816	7,878

Operating income	33,316	8,743
Minority interest expense	16,523	2,674
Interest income	124	15
Interest expense	649	1,837

Income from discontinued operations, before provision for income taxes	16,268	4,247
Provision for income taxes	6,043	1,613

Income from discontinued operations, net of income taxes	$10,225	$2,634

24. Liabilities Related to Acquisitions

The Trammell Crow Company Acquisition gave rise to the acceleration of vesting of some restricted shares of Trammell Crow Company common stock as a result of the change in control of Trammell Crow Company as well as costs associated with exiting contracts and other contractual obligations. Additionally, the Trammell Crow Company Acquisition gave rise to the consolidation and elimination of some Trammell Crow Company duplicate facilities and redundant employees as well as lawsuits involving Trammell Crow Company. As a result,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we accrued certain liabilities in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The remaining liabilities assumed in connection with the Trammell Crow Company Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at December 31, 2008
Costs associated with exiting contracts and other contractual obligations	$9,772	$(9,772)	$—
Lease termination costs	7,050	(3,640)	3,410
Legal settlements anticipated	3,819	(662)	3,157
Severance	1,984	(1,984)	—

	$22,625	$(16,058)	$6,567

The remaining liability for lease termination costs will be paid over the remaining contract periods through 2012. The remaining liability covering our exposure in various lawsuits involving Trammell Crow Company that were pending prior to the Trammell Crow Company Acquisition will be paid as each case is settled.

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

	Liability Balance at December 31, 2007	2008 Utilization	To be Utilized at December 31, 2008
Lease termination costs	$6,421	$(1,880)	$4,541
Legal settlements anticipated	2,143	(15)	2,128

	$8,564	$(1,895)	$6,669

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

Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue
Americas	$3,209,820	$3,689,737	$2,506,913
EMEA	1,080,725	1,314,019	933,517
Asia Pacific	558,183	548,650	354,756
Global Investment Management	161,200	347,883	228,034
Development Services	118,889	133,960	8,807

	$5,128,817	$6,034,249	$4,032,027

Depreciation and amortization
Americas	$59,871	$77,076	$38,846
EMEA	13,272	12,324	15,152
Asia Pacific	9,079	6,489	5,499
Global Investment Management	4,182	2,798	2,306
Development Services	16,413	14,582	5,792

	102,817	113,269	67,595
Operating (loss) income
Americas	(512,547)	309,222	303,888
EMEA	(49,991)	251,292	172,994
Asia Pacific	41,243	85,084	40,019
Global Investment Management	(8,305)	92,648	36,329
Development Services	(258,869)	(39,275)	(3,091)

	(788,469)	698,971	550,139
Equity (loss) income from unconsolidated subsidiaries
Americas	(6,443)	16,659	15,792
EMEA	1,665	387	2,287
Asia Pacific	12	(31)	464
Global Investment Management	(43,337)	19,222	14,755
Development Services	(32,027)	28,702	2

	(80,130)	64,939	33,300
Minority interest expense (income)
Americas	828	419	1,033
EMEA	(1,897)	2,804	1,029
Asia Pacific	1,977	8,767	2,714
Global Investment Management	(2,609)	1,600	666
Development Services	(52,497)	(1,715)	678

	(54,198)	11,875	6,120

Other (loss) income	(7,686)	(37,534)	8,610
Interest income	17,762	29,004	9,822
Interest expense	167,156	162,991	45,007
Loss on extinguishment of debt	—	—	33,847

(Loss) income from continuing operations before provision for income taxes	$(971,481)	$580,514	$516,897

Capital expenditures
Americas	$28,811	$62,045	$34,432
EMEA	9,522	13,295	10,306
Asia Pacific	9,563	11,401	6,732
Global Investment Management	3,264	4,156	3,828
Development Services	311	2,058	—

	$51,471	$92,955	$55,298

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2008	2007
	(Dollars in thousands)
Identifiable assets
Americas	$2,288,560	$2,782,132
EMEA	688,891	1,216,970
Asia Pacific	257,244	354,075
Global Investment Management	225,760	204,342
Development Services	914,883	1,132,264
Corporate	351,076	552,790

	$4,726,414	$6,242,573

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents and net deferred tax assets.

	December 31,
	2008	2007
	(Dollars in thousands)
Investments in unconsolidated subsidiaries
Americas	$19,423	$43,105
EMEA	1,345	1,491
Asia Pacific	249	300
Global Investment Management	71,648	99,358
Development Services	53,061	92,638

	$145,726	$236,892

Geographic Information:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Revenue
U.S.	$3,110,043	$3,787,978	$2,515,362
U.K.	521,074	687,776	519,865
All other countries	1,497,700	1,558,495	996,800

	$5,128,817	$6,034,249	$4,032,027

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2008	2007
	(Dollars in thousands)
Long-lived assets
U.S.	$127,679	$126,436
U.K.	17,663	27,852
All other countries	62,634	61,926

	$207,976	$216,214

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The long-lived assets shown in the table above include property and equipment.

26. Related Party Transactions

Included in prepaid expenses, other current assets and other long-term assets, net in the accompanying consolidated balance sheets are loans to related parties, primarily employees, of $70.8 million and $76.4 million as of December 31, 2008 and 2007, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 9.75% per annum and mature on various dates through 2013.

The accompanying consolidated balance sheets also include $0.1 million of notes receivable from sale of stock as of December 31, 2007. There was only one shareholder loan outstanding as of December 31, 2007. This note was a full recourse loan to an employee and was secured by our common stock that was owned by such individual. This loan required quarterly interest payments, bore interest at 10.0% per annum and was fully repaid during the year ended December 31, 2008.

From time to time, directors and executive officers are given an opportunity to invest in investment vehicles managed by certain of our subsidiaries on the same terms as other unaffiliated investors. In 2007, Mr. Wirta invested $2.6 million in CBRE Realty Finance, Inc. These investments have been made on the same terms as unaffiliated investors. Effective December 31, 2008, CBRE Capital Markets no longer manages and sponsors CBRE Realty Finance, Inc.

Bradford Freeman and Frederic Malek, two of our directors, have committed to invest $5.0 million and $2.0 million, respectively, Blum Family Partners, L.P., a significant stockholder affiliated with Richard Blum, our Chairman of the board of directors, has committed to invest $1.5 million and Mr. Wirta has committed to invest $1.0 million in CB Richard Ellis Strategic Partners IV, L.P. (through pooled co-investment vehicles organized for the investment of certain employees). As of December 31, 2008, Mr. Freeman, Mr. Malek, Blum Family Partners, L.P. and Mr. Wirta have fully funded their respective commitments in this investment. CB Richard Ellis Strategic Partners IV, L.P. fund is a closed-end real estate investment fund managed and sponsored by our subsidiary, CBRE Investors. Each of these investments has been approved by our board of directors, including all of the disinterested members.

Bob Sulentic, a director and executive officer, has committed to invest a minimum of $0.8 million in Trammell Crow Company Acquisitions I, L.P., and Trammell Crow Company Acquisitions II, L.P. (through pooled co-investment vehicles organized for the investment of certain employees). As of December 31, 2008, Mr. Sulentic had funded $0.6 million of his commitment in these investments. These funds are closed-end real estate investment funds managed and sponsored by our subsidiary, Trammell Crow Company. These investments have been approved by our board of directors, including all of the disinterested members.

CBRE Investors and certain investment funds managed by it, retained the law firm of Mayer Brown LLP, including its predecessors, to provide legal services during each of 2008, 2007 and 2006. Michael Kantor, who has been a member of our board of directors since February 2004, currently is a partner at Mayer Brown LLP.

CB RICHARD ELLIS GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended September 30, 2008	Three Months Ended June 30, 2008	Three Months Ended March 31, 2008
	(Dollars in thousands, except share data)
Revenue	$1,283,284	$1,299,735	$1,314,873	$1,230,925
Operating (loss) income	(1,055,025)	108,375	87,849	70,332
Net (loss) income	(1,089,456)	40,373	16,563	20,454
Basic EPS (1)	$(4.70)	$0.20	$0.08	$0.10
Weighted average shares outstanding for basic EPS (1)	231,756,165	203,680,475	203,435,495	203,110,675
Diluted EPS (1)	$(4.70)	$0.19	$0.08	$0.10
Weighted average shares outstanding for diluted EPS (1)	231,756,165	207,706,250	208,388,563	207,730,837

	Three Months Ended December 31, 2007	Three Months Ended September 30, 2007	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
	(Dollars in thousands, except share data)
Revenue	$1,837,116	$1,492,809	$1,490,363	$1,213,961
Operating income	191,973	215,254	198,616	93,128
Net income	122,446	114,947	141,135	11,977
Basic EPS (1)	$0.55	$0.50	$0.61	$0.05
Weighted average shares outstanding for basic EPS (1)	222,750,267	230,997,817	230,543,095	229,663,454
Diluted EPS (1)	$0.54	$0.48	$0.59	$0.05
Weighted average shares outstanding for diluted EPS (1)	228,102,903	237,450,864	237,475,584	236,932,240

(1)	EPS is defined as (loss) earnings per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Interim Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(c) as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Information About the Board”, “Corporate Governance”, “Executive Officers” and “Stock Ownership” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Interim Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

On June 25, 2008, Brett White, our Chief Executive Officer and President, submitted to the New York Stock Exchange the Annual Written Affirmation required by Section 303A of the Corporate Governance Rules of the New York Stock Exchange certifying that he was not aware of any violations by CB Richard Ellis Group, Inc. of the New York Stock Exchange’s corporate governance listing standards.

Item 11. Executive Compensation

The information contained under the headings “Information About the Board—Compensation of Directors”, “Information About the Board—Board Committees”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Executive Compensation”, “Related Party Transactions” and “Corporate Governance” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Corporate Governance—Principal Accountant Fees and Services” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 74.

2.	Financial Statement Schedules

See Schedule II on page 140.

See Schedule III beginning on page 141.

3.	Exhibits

See Exhibit Index beginning on page 148 hereof.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2005	$15,646
Charges to expense	4,696
Acquired in the Trammell Crow Company Acquisition	3,057
Write-offs, payments and other	(1,209)

Balance, December 31, 2006	$22,190
Charges to expense	17,688
Acquired through acquisitions	628
Write-offs, payments and other	(5,758)

Balance, December 31, 2007	$34,748
Charges to expense	32,735
Acquired through acquisitions	69
Write-offs, payments and other	(11,249)

Balance, December 31, 2008	$56,303

See accompanying reports of independent registered public accounting firms.

CB RICHARD ELLIS GROUP, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2008

(In thousands)

Description	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2008
		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total(A), (B). (C)	Accumulated Depreciation	Depreciable Lives in Years(D)	Date of Construction		Date Acquired
REAL ESTATE UNDER DEVELOPMENT (CURRENT)
Mixed Use (Multi-family/Retail)
PMC Houston, Houston, TX	67,471	27,938	—	—	28,384	38,652	17,670	—	56,322	—	—	(E	)	2007
REAL ESTATE HELD FOR SALE
Industrial
Brampton, Brampton, ON	—	2,465	8	—	564	2,986	51	—	3,037	—	—	N/A		2006
Land
Bee Caves, Austin, TX	—	172	—	—	—	172	—	—	172	—	—	N/A		2006
Medical Office
Chestnut Commons, Elyria, Ohio	10,973	1,220	—	—	9,634	1,657	9,197	—	10,854	—	—	2007		2007
Mixed Use (Multi-family/Retail)
High Street Clarkson, Denver, CO	—	67	230	—	—	67	230	—	297	—	—	2004		2006
High Street Columbia, Washington, DC	997	35	20	—	—	35	20	—	55	—	—	2006		2006
High Street Rainey, Austin, TX	9,079	482	—	—	24,685	1,696	23,471	—	25,167	—	—	2008		2006

REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Industrial
TCDFW I-20 II, Dallas, TX	19,455	1,921	—	—	19,893	7,399	14,415	—	21,814	—	—	(E	)	2006
Land
301 Ocean, Santa Monica, CA	14,000	50,396	—	—	(18,042)	32,354	—	—	32,354	—	—	N/A		2007
Branford, Los Angeles, CA	8,548	19,105	—	—	3,992	23,097	—	—	23,097	—	—	N/A		2007
Greenhill, Tulsa, OK	1,410	1,347	—	—	1,026	2,373	—	—	2,373	—	—	N/A		2006
Timbercreek, Dallas, TX	35,793	33,865	—	—	11,372	45,237	—	—	45,237	—	—	N/A		2006

Description	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2008
		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total(A), (B). (C)	Accumulated Depreciation	Depreciable Lives in Years(D)	Date of Construction		Date Acquired
Medical Office
Carroll, Westminster, MD	1,190	—	—	—	1,610	—	1,610	—	1,610	—	—	(E	)	2008
Mixed-Use (Multi-family/Retail)
Frisco Fairways, Frisco, TX	3,856	4,011	—	—	4,677	5,713	2,975	—	8,688	—	—	(E	)	2008
Office
Saracen Building 1, Waltham, MA	3,901	4,510	288	—	3,306	4,878	3,226	—	8,104	—	—	(E	)	2007
Retail
Atascocita Commons II, Humble, TX	5,741	540	1,562	—	5,136	1,799	5,439	—	7,238	—	—	(E	)	2006
Atascocita Commons Phase IV, Humble, TX	5,774	298	1,562	—	5,715	307	7,268	—	7,575	—	—	(E	)	2006

REAL ESTATE HELD FOR INVESTMENT
Industrial
2801 Summit, Plano, TX	2,900	1,082	1,986	345	(726)	701	1,986	—	2,687	(102)	39	1989		2006
Baker Industrial, Memphis, TN	1,275	498	641	269	24	504	858	70	1,432	(33)	39	1972		2007
Bellbrook Industrial, Memphis, TN	13,188	9,642	1,627	3,657	4,304	9,560	8,456	1,214	19,230	(372)	39	1975		2007
Hobby, Oklahoma City, OK	5,996	1,339	6,591	—	731	1,420	7,241	—	8,661	(190)	39	1975		2008
Jasco, Oklahoma City, OK	4,506	497	5,797	—	167	499	5,962	—	6,461	(152)	39	1983		2008
MROTC, Oklahoma City, OK	25,762	3,223	3,347	—	3,484	3,360	6,694	—	10,054	(828)	39	2006		2006
MROTC Steel Hangers, Oklahoma City, OK	—	915	1,555	740	10,137	915	11,692	740	13,347	(375)	39	2008		2006
SC Industrial, Memphis, TN	6,118	3,506	317	666	2,239	3,511	3,023	194	6,728	(142)	39	1969		2007
615 N. 48th Street, Phoenix, AZ	55,793	14,550	62,123	518	541	14,550	62,418	764	77,732	(1,054)	39	2005		2008
Land
ADC II Associates, Oklahoma City, OK	560	558	—	—	352	808	102	—	910	—	—	N/A		2006
Arrowood, Charlotte, NC	—	321	—	—	(321)	—	—	—	—	—	—	N/A		2006
Ballpark Way, Houston, TX	5,380	8,218	—	—	—	8,218	—	—	8,218	—	—	N/A		2006
Bixel, Los Angeles, CA	11,000	18,761	—	—	(26)	18,735	—	—	18,735	—	—	N/A		2008
CG Interstate, Phoenix, AZ	4,684	5,051	—	—	2,741	7,792	—	—	7,792	—	—	N/A		2006
CG Sunland LLC, Phoenix, AZ	—	1,472	—	—	173	1,645	—	—	1,645	—	—	N/A		2006

Description	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2008
		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total(A), (B). (C)	Accumulated Depreciation	Depreciable Lives in Years(D)	Date of Construction	Date Acquired
High Street Glennwilde, Maricopa, AZ	—	1,394	—	—	20	1,414	—	—	1,414	—	—	N/A	2008
High Street Siena, Denver, CO	—	—	—	—	—	—	—	—	—	—	—	N/A	2006
Lake Park Plaza, Lewisville, TX	—	1,332	—	—	(664)	668	—	—	668	—	—	N/A	2006
Lakeline Retail, Cedar Park, TX	—	5	—	—	—	5	—	—	5	—	—	N/A	2006
Memphis Land, Memphis, TN	—	103	99	—	2	105	99	—	204	—	—	N/A	2008
NCC Consortium, Reston, VA	—	145	—	—	41	186	—	—	186	—	—	N/A	2006
Oak Park, Houston, TX	—	1,921	—	—	(992)	929	—	—	929	—	—	N/A	2007
SA Crossroads II, San Antonio, TX	—	2,131	—	—	16	2,147	—	—	2,147	—	—	N/A	2006
Saracen, Waltham, MA	2,488	5,330	—	—	—	5,330	—	—	5,330	—	—	N/A	2007
Saracen Building 4, Waltham, MA	109	234	—	—	3	237	—	—	237	—	—	N/A	2007
Sierra Corporate Center, Reno, NV	—	2,056	—	—	(998)	1,058	—	—	1,058	—	—	N/A	2006
TCDFW LCT, Irving, TX	—	3,452	—	—	(1,437)	2,015	—	—	2,015	—	—	N/A	2006
TCEP, Austin, TX	—	4,454	—	—	(2,956)	1,498	—	—	1,498	—	—	N/A	2008
Medical Office
Ballenger Crow, Flint, MI	6,370	—	2,861	—	5,008	—	7,869	—	7,869	(513)	39	2006	2006
Old Lancaster, Bryn Mawr, PA	—	—	—	—	455	—	455	—	455	—	—	N/A	2008
Mixed-Use (Multi-family/Retail)
High Street Emerson, Denver, CO	1,164	2,094	—	—	(249)	1,727	118	—	1,845	—	—	N/A	2006
High Street Rainey-Villas Condos, Austin, TX	—	320	237	—	9	336	230	—	566	(17)	39	N/A	2006
Office
110 Free Street, Portland, ME	7,413	2,717	5,283	—	(73)	2,797	5,130	—	7,927	(246)	39	1946	2007
1105 Schrock, Columbus, OH	11,352	1,844	7,089	2,465	1,232	1,955	9,348	1,327	12,630	(747)	39	1982	2006
6460 Busch, Columbus, OH	1,592	483	950	444	(73)	528	1,064	212	1,804	(48)	39	1980	2006
6600 Busch, Columbus, OH	1,196	642	185	458	(173)	589	314	209	1,112	(23)	39	1972	2006
6660 Doubletree, Columbus, OH	1,316	570	157	789	(270)	583	233	430	1,246	(31)	39	1974	2006
814 Commerce, Oak Brook, IL	12,165	4,784	8,217	—	(357)	4,868	7,776	—	12,644	(428)	39	1972	2007

Description	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2008
		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total(A), (B). (C)	Accumulated Depreciation	Depreciable Lives in Years(D)	Date of Construction	Date Acquired
898 Sepulveda, El Segundo, CA	18,615	6,986	13,209	3,122	(1,392)	7,548	12,936	1,441	21,925	(591)	39	1978	2006
Aurora Building 1, Aurora, CO	4,446	1,989	2,783	20	1,335	1,939	4,176	12	6,127	(260)	39	1983	2008
Aurora Building 2, Aurora, CO	7,395	2,250	5,811	1,699	(1)	2,284	6,127	1,348	9,759	(341)	39	1983	2008
Aurora Building 3, Aurora, CO	1,955	731	1,505	209	170	727	1,769	119	2,615	(102)	39	1983	2008
Aurora Building 4, Aurora, CO	5,805	1,673	4,634	1,450	84	1,709	4,950	1,182	7,841	(261)	39	1986	2008
Aurora Building 5, Aurora, CO	2,193	666	1,756	386	338	675	2,207	264	3,146	(107)	39	1986	2008
Cascade Station Office II, Portland, OR	7,360	1,233	282	—	7,341	1,881	6,975	—	8,856	(125)	39	2008	2006
Colwick, Charlotte, NC	—	593	2,997	—	905	593	3,902	—	4,495	(181)	39	1970	2007
Hamilton, Torrance, CA	15,460	6,630	12,492	581	1,203	6,475	13,967	464	20,906	(582)	39	1984	2007
Meriden—530 Preston Avenue, Meriden, Ct	5,228	1,079	4,837	1,292	(94)	990	4,928	1,196	7,114	(152)	39	1985	2008
Meriden—538 Preston Avenue, Meriden, Ct	4,492	1,194	4,271	698	(92)	1,109	4,406	556	6,071	(142)	39	1985	2008
Northeast Office 161, Morristown, NJ	5,290	403	4,076	831	(155)	389	4,204	562	5,155	(220)	39	1974	2006
Northeast Office 163, Morristown, NJ	11,277	2,522	8,193	695	112	2,630	8,842	50	11,522	(398)	39	1974	2006
Park South, Charlotte, NC	10,096	2,155	10,111	556	939	2,036	11,582	143	13,761	(511)	39	1980	2007
Saracen Building 2, Waltham, MA	1,351	1,722	1,000	173	(24)	1,646	1,076	149	2,871	(104)	39	1959	2007
Saracen Building 3, Waltham, MA	11,701	8,745	11,625	4,019	(235)	8,360	12,350	3,444	24,154	(711)	39	1959	2007
Seafed, Seattle, WA	6,386	827	5,875	—	129	839	5,992	—	6,831	(262)	39	1984	2007
South Executive, Charlotte, NC	18,190	1,690	12,195	532	6,683	1,393	19,672	35	21,100	(1,094)	39	1973	2007
Torrey Pines, San Diego, CA	9,299	5,782	9,044	—	49	5,796	9,079	—	14,875	(155)	39	2001	2008
Warwick, West Warwick, RI	16,500	3,420	17,482	1,361	(889)	3,265	17,728	381	21,374	(645)	39	1973	2007

Description	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2008
		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total(A), (B). (C)	Accumulated Depreciation	Depreciable Lives in Years(D)	Date of Construction	Date Acquired
Retail
Arvada Marketplace East, Arvada, CO	7,506	3,743	5,427	46	(1,629)	3,742	3,799	46	7,587	(308)	39	1987	2006
Atascocita Commons, Humble, TX	16,137	3,510	—	—	12,199	4,582	11,127	—	15,709	(360)	39	2006	2006
Atascocita Commons Carino’s, Humble, TX	1,138	495	1,275	—	61	595	1,236	—	1,831	(26)	39	2008	2006
Atascocita Commons Kohls, Humble, TX	9,509	4,134	—	—	5,427	4,145	5,416	—	9,561	(104)	39	2008	2006
Atascocita Commons Retail A, Humble, TX	1,429	640	2,427	—	3	640	2,430	—	3,070	(125)	39	2006	2006
Atascocita Commons Retail B, Humble, TX	1,655	510	2,316	—	26	522	2,330	—	2,852	(117)	39	2006	2006
Bellbrook Retail, Memphis, TN	2,387	899	411	85	360	905	825	25	1,755	(39)	39	1975	2007
Centre Point Commons, Bradenton, FL	21,300	7,484	13,223	—	4,677	7,832	17,552	—	25,384	(699)	39	2007	2006
Crossroads Mall, San Antonio, TX	13,500	7,233	5,924	(1,001)	(2,997)	6,972	3,195	(1,008)	9,159	(487)	39	1961	2006
Fairway Centre, Pasadena, TX	9,548	3,061	1,797	—	918	3,537	2,239	—	5,776	(114)	39	2008	2006

Total	617,663	$338,015	$279,710	$27,105	$159,767	$355,371	$433,657	$15,569	$804,597	$(14,624)

(A)	Includes depreciation and costs subsequent to December 20, 2006, the date we acquired Trammell Crow Company.
(B)	The aggregate cost for Federal Income Tax purposes is $866.7 million.
(C)	Reflects write-downs for impairment recorded in 2008 of $48.7 million, recorded as the result of weakening real estate fundamentals in the United States.
(D)	Land, real estate under development and real estate held for sale are not depreciated.
(E)	Project is under construction at December 31, 2008.

See accompanying reports of independent registered public accounting firms.

CB RICHARD ELLIS GROUP, INC. AND SUBSIDIARIES

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008 AND 2007

(In thousands)

Changes in real estate investments and accumulated depreciation for the year ended December 31 were as follows:

	2008	2007
Real estate investments:
Balance at beginning of year	$689,362	$459,859
Additions and improvements	344,146	400,826
Dispositions	(180,327)	(164,402)
Other adjustments (1)	(48,584)	(6,921)

Balance at end of year	$804,597	$689,362

Accumulated depreciation:
Balance at beginning of year	($3,122)	$—
Depreciation expense	(11,502)	(5,762)
Dispositions	—	625
Other adjustments (2)	—	2,015

Balance at end of year	($14,624)	($3,122)

(1)	Includes impairment charges and amortization of lease intangibles and tenant origination costs. Also includes reclassification of accumulated depreciation to real estate basis upon reclassification of assets to “held for sale.”
(2)	Includes reclassification of accumulated depreciation to real estate basis upon reclassification of assets to “held for sale.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

By:	/s/ BRETT WHITE
Brett White Chief Executive Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 2, 2009

/s/ GIL BOROK Gil Borok	Chief Accounting Officer and Interim Chief Financial Officer (principal accounting and financial officer)	March 2, 2009

Patrice Marie Daniels	Director	March 2, 2009

/s/ CURTIS F. FEENY Curtis F. Feeny	Director	March 2, 2009

/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 2, 2009

/s/ MICHAEL KANTOR Michael Kantor	Director	March 2, 2009

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 2, 2009

/s/ JANE J. SU Jane J. Su	Director	March 2, 2009

/s/ BRETT WHITE Brett White	Director and Chief Executive Officer (principal executive officer)	March 2, 2009

/s/ GARY L. WILSON Gary L. Wilson	Director	March 2, 2009

/s/ RAY WIRTA Ray Wirta	Vice Chairman	March 2, 2009

EXHIBIT INDEX

Exhibit		Description
2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp. (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 (No. 333-190841) filed with the SEC on October 20, 2003)

2.2		Purchase Agreement, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Apple Acquisition Corp. and Island Fund I LLC (incorporated by reference to Exhibit 2.3 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

2.3		Agreement and Plan of Merger, dated as of October 30, 2006, by and among Trammell Crow Company, CB Richard Ellis Group, Inc. and A-2 Acquisition Corp. (incorporated by reference to Exhibit 2.01 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on November 1, 2006)

3.1		Form of Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.3 of the CB Richard Ellis Group, Inc. Amendment No. 4 to Registration Statement on Form S-1/A filed with the SEC (No. 333-112867) on June 2, 2004)

3.2		Amended and Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 5, 2008)

4.1		Form of Class A common stock certificate of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.2	(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.2	(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

Exhibit		Description
4.2	(e)	Waiver to Securityholders’ Agreement, dated as of November 5, 2008, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.2(e) of the CB Richard Ellis Group, Inc. Registration Statement on Form S-3 filed with the SEC (No. 333-155269) on November 10, 2008)

4.3		Anti-Dilution Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 20 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.4		Warrant Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc., and FS Equity Partners III, L.P. and FS Equity Partners International, L.P. (incorporated by reference to Exhibit 26 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.5	(a)	Indenture, dated as of May 22, 2003, between CBRE Escrow, Inc., and U.S. Bank National Association, as Trustee, for 9 3/4% Senior Notes Due May 15, 2010 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

4.5	(b)	First Supplemental Indenture, dated as of July 23, 2003, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(b) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

4.5	(c)	Second Supplemental Indenture, dated as of December 4, 2003, among CB Richard Ellis Services, Inc., Investors 1031, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.1(c) of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on December 5, 2003)

10.1	(a)	Amendment Agreement and Waiver, dated as of April 23, 2004, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(a) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

10.1	(b)	Amended and Restated Credit Agreement, dated as of April 23, 2004 (“Credit Agreement”), by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

10.1	(c)	Amendment to Credit Agreement, dated as of November 15, 2004, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.1(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

10.1	(d)	Amendment No. 2 to Credit Agreement, dated as of May 10, 2005, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10 of the CB Richard Ellis Group, Inc. Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on March 14, 2006)

Exhibit		Description
10.1	(e)	Credit Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 30, 2006)

10.1	(f)	Guarantee and Pledge Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiaries of CB Richard Ellis Services, Inc. from time to time party thereto and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 30, 2006)

10.1	(g)	Amended and Restated Credit Agreement, dated December 20, 2006, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)

10.1	(h)	Incremental Term Loan Assumption Agreement, dated as of March 27, 2008, relating to the Amended and Restated Credit Agreement, dated as of December 20, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto and Credit Suisse, Cayman Islands branch, as Administrative Agent and Collateral Agent thereunder (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q/A filed with the SEC on November 10, 2008)

10.2		CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.3		2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.3	(a)	Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005)*

10.3	(b)	Amendment No. 1, dated September 6, 2006, to the Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis, Group, Inc. (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on September 12, 2006)*

10.3	(c)	Amendment No. 2, dated June 1, 2007, to the Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007)*

10.3	(d)	Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated June 2, 2008 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 6, 2008)*

10.4		CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

10.5	(a)	CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003)*

Exhibit	Description
10.5(b)	Amendment to CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, dated March 31, 2006 (incorporated by reference to Exhibit 10.5(b) of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006)*

10.6	Employment Agreement, dated as of January 23, 2001, between CB Richard Ellis Pty Ltd. and Robert Blain (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)*

10.7(a)	CB Richard Ellis Deferred Compensation Plan effective as of August 1, 2004 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-8 filed with the SEC (No. 333-119362) on September 29, 2004)*

10.7(b)	Amendment, dated as of November 18, 2005, to CB Richard Ellis Deferred Compensation Plan (incorporated by reference to Exhibit 10.12(b) of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 16, 2006)*

10.8	Agreement, dated as of January 23, 2005, between Alan Froggatt and CB Richard Ellis Limited (incorporated by reference to Exhibit 10.13 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 15, 2005)*

10.9	Executive Bonus Plan, amended and restated as of March 19, 2007 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007)*

10.10	Amendment to Employment Agreement, dated October 30, 2006, between Robert E. Sulentic and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)*

10.11	Amendment to Employment Agreement, dated December 19, 2006, between Robert E. Sulentic and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)*

10.12	Mutual Termination Agreement, dated as of February 2, 2007, between CB Richard Ellis, Inc. and Robert Blain (incorporated by reference to Exhibit 10.18 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 1, 2007)*

10.13	Executive Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007)*

10.14	Amended and Restated CB Richard Ellis Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 18, 2008)*

10.15	Amendment No. 2 to the CB Richard Ellis Pre August 1, 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 18, 2008)*

10.16**	Employment Agreement, dated November 21, 2008, between Gil Borok and CB Richard Ellis, Inc. *

11	Statement concerning Computation of Per Share Earnings (filed as [Note 19] of the Consolidated Financial Statements)

12	Computation of Ratio of Earnings to Fixed Charges**

21	Subsidiaries of CB Richard Ellis Group, Inc.**

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm**

23.2	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)**

32	Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)**

*	Denotes a management contract or compensatory plan or arrangement
**	Filed herewith