Form 10-Q
period 2009-03-31
CB RICHARD ELLIS GROUP INC
filed 2009-05-11
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

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

        The number of shares of Class A common stock outstanding at April 30, 2009 was 264,925,880.

FORM 10-Q

March 31, 2009

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$423,463	$158,823
Restricted cash	34,125	36,322
Receivables, less allowance for doubtful accounts of $46,300 and $56,303 at March 31, 2009 and December 31, 2008, respectively	625,849	751,940
Warehouse receivables	276,291	210,473
Deferred compensation assets	12,983	225,704
Income taxes receivable	133,305	117,720
Prepaid expenses	97,068	94,282
Deferred tax assets, net	147,085	147,770
Real estate under development	72,284	56,322
Real estate and other assets held for sale	38,966	40,434
Other current assets	42,675	75,743

Total Current Assets	1,904,094	1,915,533
Property and equipment, net	192,649	207,976
Goodwill	1,243,946	1,251,823
Other intangible assets, net of accumulated amortization of $118,914 and $114,685 at March 31, 2009 and December 31, 2008, respectively	309,806	311,447
Investments in unconsolidated subsidiaries	143,844	145,726
Deferred tax assets, net	35,192	44,483
Real estate under development	157,888	158,090
Real estate held for investment	541,027	535,979
Available for sale securities	29,488	28,794
Other assets, net	99,547	126,563

Total Assets	$4,657,481	$4,726,414

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$321,414	$395,658
Deferred purchase consideration	4,142	4,219
Compensation and employee benefits payable	229,528	255,408
Accrued bonus and profit sharing	265,405	295,219
Deferred compensation liabilities	9,134	239,464
Short-term borrowings:
Revolving credit facility	444,266	25,765
Warehouse lines of credit	276,291	210,473
Other	8,841	9,827

Total short-term borrowings	729,398	246,065
Current maturities of long-term debt	189,402	210,662
Notes payable on real estate	247,604	176,372
Liabilities related to real estate and other assets held for sale	20,429	22,740
Other current liabilities	19,258	27,038

Total Current Liabilities	2,035,714	1,872,845
Long-Term Debt:
Senior secured term loans	1,780,475	1,865,200
Other long-term debt	1,462	1,559

Total Long-Term Debt	1,781,937	1,866,759
Pension liability	19,332	19,802
Non-current tax liabilities	76,837	78,705
Notes payable on real estate	356,187	420,242
Other liabilities	109,071	122,338

Total Liabilities	4,379,078	4,380,691
Commitments and contingencies
Equity:
CB Richard Ellis Group, Inc. Stockholders' Equity:
Class A common stock; $0.01 par value; 325,000,000 shares authorized; 264,824,375 and 262,336,032 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,648	2,623
Additional paid-in capital	293,235	285,825
Accumulated deficit	(85,038)	(48,349)
Accumulated other comprehensive loss	(146,836)	(125,413)

Total CB Richard Ellis Group, Inc. Stockholders' Equity	64,009	114,686
Non-controlling interests	214,394	231,037

Total Equity	278,403	345,723

Total Liabilities and Equity	$4,657,481	$4,726,414

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$890,449	$1,230,925
Costs and expenses:
Cost of services	553,419	704,446
Operating, administrative and other	306,159	432,345
Depreciation and amortization	25,392	23,802

Total costs and expenses	884,970	1,160,593
Operating income	5,479	70,332
Equity loss from unconsolidated subsidiaries	(10,197)	(10,762)
Interest income	2,305	5,226
Interest expense	34,798	43,005
Write-off of financing costs	29,255	—

(Loss) income before (benefit) provision for income taxes	(66,466)	21,791
(Benefit) provision for income taxes	(12,047)	6,462

Net (loss) income	(54,419)	15,329
Less: Net loss attributable to non-controlling interests	(17,730)	(5,125)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(36,689)	$20,454

Basic (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders	$(0.14)	$0.10

Weighted average shares outstanding for basic (loss) income per share	261,999,151	203,110,675

Diluted (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders	$(0.14)	$0.10

Weighted average shares outstanding for diluted (loss) income per share	261,999,151	207,730,837

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(54,419)	$15,329
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	25,392	23,802
Amortization and write-off of financing costs	31,670	4,650
Write-down of impaired real estate and other assets	9,425	—
Gain on sale of servicing rights and other assets	(1,611)	(987)
Equity loss from unconsolidated subsidiaries	10,197	10,762
(Recovery of) provision for doubtful accounts	(5,520)	1,386
Deferred income taxes	(669)	(1,362)
Compensation expense related to stock options and non-vested stock awards	8,121	7,032
Incremental tax benefit from stock options exercised	(246)	(3,488)
Deferred compensation deferrals	—	12,910
Distribution of earnings from unconsolidated subsidiaries	2,017	3,307
Tenant concessions received	579	4,011
Decrease in receivables	120,588	143,670
Decrease (increase) in deferred compensation assets	213,006	(3,199)
Decrease (increase) in prepaid expenses and other assets	7,803	(34,754)
Increase in real estate held for sale and under development	(7,780)	(41,027)
Decrease in accounts payable and accrued expenses	(68,952)	(73,017)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(46,714)	(322,760)
Decrease in income taxes payable	(10,953)	(44,922)
Decrease in other liabilities, including deferred compensation liabilities	(243,354)	(18,144)
Other operating activities, net	(54)	(63)

Net cash used in operating activities	(11,474)	(316,864)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,604)	(12,999)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	(8,715)	(115,045)
Contributions to unconsolidated subsidiaries	(10,527)	(9,441)
Distributions from unconsolidated subsidiaries	19	5,961
Proceeds from the sale of servicing rights and other assets	5,389	1,636
Additions to real estate held for investment	(4,814)	(55,461)
Decrease in restricted cash	1,993	19,302
Other investing activities, net	(32)	115

Net cash used in investing activities	(19,291)	(165,932)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	300,000
Repayment of senior secured term loans	(105,500)	(2,750)
Proceeds from revolving credit facility	419,078	739,889
Repayment of revolving credit facility	—	(657,000)
Proceeds from notes payable on real estate held for investment	4,983	35,559
Repayment of notes payable on real estate held for investment	(392)	—
Proceeds from notes payable on real estate held for sale and under development	15,726	23,881
Repayment of notes payable on real estate held for sale and under development	(15,430)	(373)
(Repayment of) proceeds from short-term borrowings and other loans, net	(981)	11,735
Proceeds from exercise of stock options	664	1,507
Incremental tax benefit from stock options exercised	246	3,488
Non-controlling interests contributions	2,914	5,645
Non-controlling interests distributions	(5)	(15,418)
Payment of financing costs	(16,705)	(6,591)
Other financing activities, net	(1,569)	(260)

Net cash provided by financing activities	303,029	439,312
Effect of currency exchange rate changes on cash and cash equivalents	(7,624)	13,772

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	264,640	(29,712)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	158,823	342,874

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$423,463	$313,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$28,809	$37,078

(Refunds) income taxes, net	$(1,789)	$52,173

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CB Richard Ellis Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2008	$2,623	$285,825	$(48,349)	$(125,413)	$231,037	$345,723
Net loss	—	—	(36,689)	—	(17,730)	(54,419)
Compensation expense for stock options and non-vested stock awards	—	8,121	—	—	—	8,121
Foreign currency translation loss	—	—	—	(26,389)	(1,822)	(28,211)
Contributions from non-controlling interests	—	—	—	—	2,914	2,914
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Other	25	(711)	—	4,966	—	4,280

Balance at March 31, 2009	$2,648	$293,235	$(85,038)	$(146,836)	$214,394	$278,403

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

        On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 23,180,292 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 48,819,708 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 687,900 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. On December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004, July 14, 2004, December 13, 2004 and November 15, 2005. Lastly, on November 18, 2008, we completed a public offering of 57.5 million shares of our Class A common stock, which raised $206.7 million of net proceeds used for general corporate purposes.

        In December 2006, we expanded our global leadership with the acquisition of Trammell Crow Company, our largest acquisition to date. On December 20, 2006, pursuant to an Agreement and Plan of Merger dated October 30, 2006 (the Trammell Crow Company Acquisition Agreement), by and among us, A-2 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (Merger Sub), and Trammell Crow Company, Merger Sub was merged with and into the Trammell Crow Company (the Trammell Crow Company Acquisition). Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition and upon the closing of the Trammell Crow Company Acquisition became our indirect wholly-owned subsidiary. We have no substantive operations other than our investment in CBRE and Trammell Crow Company.

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

2. Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatility in equity prices and foreign currency exchange rates, among other things, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

        During the fourth quarter of 2008 and continuing through the first quarter of 2009, worldwide commercial real estate fundamentals weakened significantly, as evidenced by the decline in the United States (U.S.) Gross Domestic Product, the rising unemployment rate and the significant capital markets turmoil. Market fundamentals in the primary product types which we develop or own have weakened significantly. Rising unemployment negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Weak industrial production has adversely affected warehouse and distribution markets. The retail sector has been negatively affected by declining sales and retailers experiencing financial difficulty. Sales transactions declined significantly due to illiquidity in the capital markets as many lenders tightened lending standards for commercial real estate. Capitalization rates have increased as potential buyers of commercial real estate re-evaluated commercial real estate versus other asset classes available for investment. The recoverability of our investments in unconsolidated subsidiaries and our investments in real estate is impacted by the overall downturn in the global economy. The assumptions utilized in our recoverability analysis of these

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Basis of Presentation (Continued)

investments reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions had deteriorated and that these challenging conditions could persist for some time. If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen, we could have additional impairment charges.

        The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2009. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2008.

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Certain provisions of SFAS No. 150 would have required us to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of SFAS No. 150 with respect to these non-controlling interests. As of March 31, 2009 and December 31, 2008, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $142.3 million and $155.6 million, respectively, as compared to the carrying value of $138.4 million and $150.5 million, respectively, which is included in non-controlling interests in the accompanying consolidated balance sheets.

3. New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51." SFAS No. 160 changes the accounting and reporting for minority interests, which are to be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also requires, among other things, consolidated net (loss) income to be separately stated between amounts attributable to us and non-controlling interests. We adopted SFAS No. 160 effective January 1, 2009. Accordingly, we presented non-controlling interests of $214.4 million and $231.0 million at March 31, 2009 and December 31, 2008, respectively, as equity in the accompanying consolidated balance sheets. Additionally, in the accompanying consolidated statements of operations, we separately presented net losses attributable to non-controlling interests of $17.7 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively. Other than these presentation changes, the adoption of SFAS No. 160 had no impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). We adopted SFAS No. 141R effective January 1, 2009. SFAS

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. New Accounting Pronouncements (Continued)

No. 141R did not have a material impact on our consolidated financial position and results of operations as no acquisitions were completed during the three months ended March 31, 2009.

        In December 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 132R-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP SFAS No. 132R-1 requires employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure impact of adoption of FSP SFAS No. 132R-1 on our consolidated financial statements.

4. Fair Value Measurements

        SFAS No. 157, "Fair Value Measurements" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        We do not have any material assets or liabilities that are required to be recorded at fair value on a recurring basis.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements (Continued)

        The following non-recurring fair value measurements were recorded during the three months ended March 31, 2009 (dollars in thousands):

		Fair Value Measured and Recorded Using
					Total Impairment Charges for the Three Months Ended March 31, 2009
	Net Carrying Value as of March 31, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$40,255	$—	$—	$40,255	$7,054
Real estate held for investment	$30,950	$—	$—	$30,950	2,991
Notes receivable	$—	$—	$—	$—	6,434

Total impairment charges					$16,479

  Investments in Unconsolidated Subsidiaries

        During the three months ended March 31, 2009, we recorded investment write-downs of $7.1 million within our Global Investment Management segment. Such write-downs were included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations. These write-downs were attributable to declines in value of several investments, primarily as a result of significant capital market turmoil, which continued to adversely affect global commercial real estate fundamentals (as evidenced by low transaction volumes and illiquidity in the capital markets due to the tightened lending standards for commercial real estate). When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time. The fair value measurements employed for these investments were generally based on a discounted cash flow approach and/or review of comparable activities in the market place, which falls within Level 3 of the fair value hierarchy under SFAS No. 157.

  Real Estate

        During the fourth quarter of 2008, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy and market illiquidity. These conditions have continued in the first quarter of 2009. When we performed our quarterly real estate impairment analysis during the first quarter of 2009, we identified two projects where the carrying value was not recoverable primarily due to a decrease in the estimated holding periods of the projects. As a result, during the three months ended March 31, 2009, we recorded impairment charges of $3.0 million to reduce the carrying value of the impaired real estate projects to their estimated fair values. This write-down is included in operating, administrative and other expenses in the accompanying consolidated statements of operations within our Development Services segment.

        If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen and/or markets remain illiquid, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges, which may be material.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements (Continued)

        The fair value measurements employed for our impairment evaluations were generally based on a discounted cash flow approach and/or review of comparable activities in the market place, which falls within Level 3 of the fair value hierarchy under SFAS No. 157.

  Notes Receivable

        In the first quarter of 2009, we recorded a $6.4 million impairment charge on two notes receivable secured by real estate as a result of the borrower defaulting on the notes. This impairment charge was included in operating, administrative and other expenses in the accompanying consolidated statement of operations within our Development Services segment. These defaults resulted from the borrowers' noncompliance with certain terms of the note agreements. As a result, we accepted assignment of the underlying real estate assets in lieu of foreclosing under our security deeds. The impairment charge we recorded represents the difference between the carrying amounts of the notes and the fair value of the real estate assets acquired. This transaction also resulted in a non-cash reclassification of $16.7 million from notes receivable to real estate held for investment during the three months ended March 31, 2009.

        The fair value measurements employed for this impairment evaluation were generally based on a discounted cash flow approach and review of comparable activities in the market place, which falls within Level 3 of the fair value hierarchy under SFAS No. 157.

        SFAS No. 157 also requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets, as follows:

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

        Warehouse Receivables:    Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Capital Markets (See Note 11).

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

        Senior Secured Term Loans:    Based upon valuations from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.5 billion at March 31, 2009. Their actual carrying value totaled $2.0 billion at March 31, 2009 (See Note 11).

        Notes Payable on Real Estate:    As of March 31, 2009, the carrying value of our notes payable on real estate was $622.5 million. These borrowings have floating interest rates at spreads over a market

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements (Continued)

rate index. Given the credit crunch experienced during 2008 and continuing through the first quarter of 2009, it is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. However, given the volume of notes payable we have and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $4.6 million of these notes payable are recourse to us as of March 31, 2009.

        Other Long-Term Debt:    Given the immaterial size of other long-term debt, fair value is assumed to approximate carrying value (See Note 11).

5. Restricted Cash

        Included in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, is restricted cash of $34.1 million and $36.3 million, respectively. The balances primarily include escrow accounts held in our Development Services segment, restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition, escrow accounts related to strategic in-fill acquisitions and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.). The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered.

6. Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2009 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2008	$834,758	$330,465	$86,600	$1,251,823
Purchase accounting related to acquisitions	2,784	5,893	71	8,748
Foreign exchange movement	(154)	(13,213)	(3,258)	(16,625)

Balance at March 31, 2009	$837,388	$323,145	$83,413	$1,243,946

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Goodwill and Other Intangible Assets (Continued)

        Other intangible assets totaled $309.8 million and $311.4 million, net of accumulated amortization of $118.9 million and $114.7 million, as of March 31, 2009 and December 31, 2008, respectively, and are comprised of the following (dollars in thousands):

	As of March 31, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$56,800		$56,800
Trade name	19,826		19,826

	$76,626		$76,626

Amortizable intangible assets
Customer relationships	$229,032	$(28,167)	$229,509	$(25,268)
Backlog and incentive fees	46,930	(46,930)	47,126	(47,126)
Management contracts	24,009	(21,424)	24,161	(21,332)
Loan servicing rights	32,504	(10,577)	29,239	(9,584)
Other	19,619	(11,816)	19,471	(11,375)

	$352,094	$(118,914)	$349,506	$(114,685)

Total intangible assets	$428,720	$(118,914)	$426,132	$(114,685)

        In accordance with SFAS No. 141, trademarks of $56.8 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represented the Richard Ellis trade name in the U.K. that was owned by Insignia.

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

        Amortization expense related to intangible assets was $4.7 million and $4.5 million for the three months ended March 31, 2009 and 2008, respectively. The estimated annual amortization expense for each of the years ending December 31, 2009 through December 31, 2013 approximates $21.4 million, $17.9 million, $16.7 million, $14.3 million and $13.6 million, respectively.

7. Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Development Services:
Revenue	$14,405	$8,548
Operating income	$1,564	$2,610
Net loss	$(2,200)	$(977)
Global Investment Management:
Revenue	$143,709	$105,256
Operating (loss) income	$(317,701)	$83,566
Net (loss) income	$(359,718)	$47,441
Other:
Revenue	$33,135	$79,704
Operating income	$3,532	$33,001
Net income	$3,624	$27,121
Total:
Revenue	$191,249	$193,508
Operating (loss) income	$(312,605)	$119,177
Net (loss) income	$(358,294)	$73,585

        During the three months ended March 31, 2009, we recorded write-downs of investments of $7.1 million within our Global Investment Management segment (See Note 4). During the three months ended March 31, 2008, we recorded a $10.6 million write-down of our investment in Realty Finance Corporation attributable to a declined market valuation. This charge is included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations within our Americas segment.

        Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm's

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Investments in Unconsolidated Subsidiaries (Continued)

length basis and earned revenues from these unconsolidated subsidiaries. We have also provided development, property management and brokerage services to certain of our unconsolidated subsidiaries in our Development Services segment on an arm's length basis and earned revenues from these unconsolidated subsidiaries.

8. Real Estate and Other Assets Held for Sale and Related Liabilities

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

        Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Assets:
Real estate held for sale (see Note 9)	$38,223	$39,582
Other current assets	578	689
Other assets	165	163

Total real estate and other assets held for sale	38,966	40,434
Liabilities:
Notes payable on real estate held for sale (see Note 10)	18,758	21,049
Accrued expenses	1,491	1,511
Other current liabilities	180	180

Total liabilities related to real estate and other assets held for sale	20,429	22,740

Net real estate and other assets held for sale	$18,537	$17,694

9. Real Estate

        We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. The majority of our real

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Real Estate (Continued)

estate is included in our Development Services segment. Real estate owned by us consisted of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
Real estate under development (current)	$72,284	$56,322
Real estate included in assets held for sale (see Note 8)	38,223	39,582
Real estate under development (non-current)	157,888	158,090
Real estate held for investment (1)	541,027	535,979

Total real estate (2)	$809,422	$789,973

(1)
Net of accumulated depreciation of $18.5 million and $14.6 million at March 31, 2009 and December 31, 2008, respectively.

(2)
Includes balances for lease intangibles and tenant origination costs of $5.9 million and $7.8 million, respectively, at March 31, 2009 and $6.5 million and $8.3 million, respectively, at December 31, 2008. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

        During the three months ended March 31, 2009, we recorded impairment charges of $3.0 million on our real estate held for investment within our Development Services segment (See Note 4). No material write-downs were recorded by us during the three months ended March 31, 2008.

10. Notes Payable on Real Estate

        We had loans secured by real estate, which consisted of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
Current portion of notes payable on real estate	$247,604	$176,372
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	18,758	21,049

Total notes payable on real estate, current portion	266,362	197,421
Notes payable on real estate, non-current portion	356,187	420,242

Total notes payable on real estate	$622,549	$617,663

        At March 31, 2009, $4.6 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

        We have a participating mortgage loan obligation related to a real estate project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and net proceeds upon the sale of the project. The lender receives 6.0% fixed interest on the outstanding

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Notes Payable on Real Estate (Continued)

balance of its note, compounded monthly, and participates in 35.0% to 80.0% of net proceeds based on reaching various internal rates of return. The amount of the participating liability was $0.1 million and $1.0 million at March 31, 2009 and December 31, 2008, respectively.

11. Debt

        Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the three months ended March 31, 2009, which included the write-off of $18.1 million of unamortized deferred financing fees and $11.2 million of Credit Agreement amendment fees paid in March 2009.

        Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments, which began March 31, 2009 and continue through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million, which began March 31, 2007 and continue through September 30, 2013, with the balance payable on December 20, 2013 and (4) a $300.0 million tranche A-1 term loan facility, requiring quarterly principal payments of $0.75 million, which began June 30, 2008 and continue through September 30, 2013, with the balance payable on December 20, 2013. The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement.

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.50% or the daily rate plus 1.25% to 3.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2009 and December 31, 2008, we had $444.3 million and $25.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.3% and 5.7%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2009, letters of credit totaling $25.2 million were outstanding under the revolving credit facility. These letters of credit primarily relate to letters of credit issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 2.75% to 5.00% or the daily rate plus 1.75% to 4.00%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche A-1 and tranche B term loan facilities bear interest, based at our option, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

3.00% to 4.00%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of March 31, 2009 and December 31, 2008, the outstanding balance did not exceed the targeted outstanding amount. As of March 31, 2009 and December 31, 2008, we had $736.8 million and $827.0 million of tranche A term loan facility principal outstanding, respectively and $943.5 million and $949.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of March 31, 2009 and December 31, 2008, we had $288.0 million and $297.8 million of tranche A-1 term loan facility principal outstanding, respectively, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the three months ended March 31, 2009 and 2008. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was further reduced to $410.0 million. As of March 31, 2009 and December 31, 2008, the fair values of these interest rate swap agreements were reflected as a $10.6 million liability and an $18.3 million liability, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets. The fair value measurements employed for these interest rate swaps were based on observable market data, which falls within Level 2 of the fair value hierarchy under SFAS No. 157.

        The Credit Agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries, and by a security interest in substantially all of the personal property of the U.S. subsidiaries. Also, the Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment.

        Our Credit Agreement contains numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of EBITDA (as defined in the Credit Agreement) to total debt less available cash of 4.25x through March 31, 2011 and 3.75x thereafter. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. If our EBITDA continues to decline in future periods as it has in recent periods, we may be unable to comply with these financial covenants under our Credit Agreement. We significantly reduced our cost structure

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

during 2008 and are continuing to further reduce costs in 2009. As a result, our 2009 projections show that we will be well within compliance with the minimum coverage ratio and the maximum leverage ratio. If 2009 revenues are less than we have projected, we will take further actions within our control and believe that such actions, along with the modifications to our financial covenants, which were made as part of our Credit Agreement amendment, will allow us to remain in compliance with our financial covenants.

        We had short-term borrowings of $729.4 million and $246.1 million with related average interest rates of 4.1% and 2.2% as of March 31, 2009 and December 31, 2008, respectively.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% with a maturity date of September 1, 2009. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bore interest at 1.0% and matured on February 28, 2009. In February 2009, the amount available to us under this arrangement was reduced to $5.0 million and the maturity date was extended to February 28, 2010. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under this revolving note.

        On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% with a maturity date of August 3, 2009. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

        Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan) and BofA for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Red Mortgage Capital Inc. (Red Capital) for the purpose of funding originations of multi-family property mortgage loans.

        On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of March 31, 2009, provides for a $285.0 million senior secured revolving line of credit and bears interest at the daily Chase-London LIBOR plus 2.00%.

        On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR rate plus 1.00% and expired on April 15, 2009.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

        In February 2008, CBRE Capital Markets established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. Each funding is separately approved on a transaction-by-transaction basis where Red Capital commits to purchase a 100% participation interest in qualifying mortgage loans that are subject to a rate-lock commitment from Freddie Mac or Fannie Mae. Under this arrangement, a participation is funded when a mortgage loan is originated, on a servicing retained basis, subject to CBRE Capital Market's obligation to repurchase the participation interest upon ultimate sale of the mortgage loan to Freddie Mac or Fannie Mae. The maximum availability to any one entity is $150.0 million and is reduced by any outstanding participation interests with any other entity. Additionally, no individual mortgage loan financed under the arrangement can exceed $50.0 million. Effective September 19, 2008, the rate on borrowings was the National City Bank one-month internal funds transfer rate plus 1.75%. Effective March 1, 2009, Red Capital established a new rate on borrowings of daily one-month LIBOR plus 2.50%.

        During the three months ended March 31, 2009, we had a maximum of $508.0 million of warehouse lines of credit principal outstanding. As of March 31, 2009 and December 31, 2008, we had $276.3 million and $210.5 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $276.3 million and $210.5 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2009 and December 31, 2008, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of March 31, 2009, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 29, 2010. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a limited partnership within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of March 31, 2009, borrowing capacity under this agreement, net of outstanding amounts drawn, was $22.4 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of March 31, 2009 and December 31, 2008, there was $8.1 million and $8.0 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes were redeemable at the discretion of the note holder and had a final maturity date of June 30, 2010. The interest rate on the Westmark senior notes was equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $1.1 million as of December 31, 2008. In January 2009, the remaining outstanding balance of $1.1 million was redeemed by the final note holder.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of both March 31, 2009 and December 31, 2008, $0.7 million of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. One-half of the loan note is due on June 30, 2009, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at both March 31, 2009 and December 31, 2008 was $1.6 million.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. At both March 31, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

12. Commitments and Contingencies

        We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

        We had outstanding letters of credit totaling $31.6 million as of March 31, 2009, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through January 2010.

        We had guarantees totaling $30.6 million as of March 31, 2009, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consist of guarantees related to our defined benefit pension plans in the U.K. (in excess of our outstanding pension liability of $19.3 million as of March 31, 2009). The remaining guarantees primarily

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Commitments and Contingencies (Continued)

include debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through November 2010. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of March 31, 2009, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

        From time to time, we act as a general contractor with respect to construction projects. We do not consider these activities to be a material part of our business. In connection with these activities, we seek to subcontract construction work for certain projects to reputable subcontractors. Should construction defects arise relating to the underlying projects, we could potentially be liable to the client for the costs to repair such defects, although we would generally look to the subcontractor that performed the work to remedy the defect and also look to insurance policies that cover this work. While there can be no assurance, we do not expect to incur material losses with respect to construction defects.

        In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae's Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $335.4 million. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $205.0 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2009, CBRE Capital Markets had $0.8 million of cash reserved under this arrangement.

        An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2009, we had aggregate commitments of $56.1 million to fund future co-investments.

        Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2009, we had committed to fund $34.5 million of additional capital to these unconsolidated subsidiaries.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans

  Stock Incentive Plans

        2001 Stock Incentive Plan.    Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of March 31, 2009, outstanding stock options granted under the 2001 stock incentive plan to acquire 4,807,380 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92 and vest and are exercisable in 20% annual increments over five years from the date of grant. As of March 31, 2009, all options granted under this plan were fully vested and exercisable. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the 2001 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock.

        Second Amended and Restated 2004 Stock Incentive Plan.    Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, and has been amended several times subsequently, including an amendment and restatement on June 2, 2008 and an amendment on December 3, 2008. The 2004 stock incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan, which increased by 10,000,000 shares to a total of 30,785,218 shares in connection with the June 2, 2008 amendment and restatement. For awards granted prior to June 2, 2008 under this plan, this share reserve was reduced by one share upon grant of an option or stock appreciation right, and was reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. For awards granted on or after June 2, 2008 under this plan, this share reserve is reduced by one share upon grant of all awards. In addition, full value awards, i.e., awards other than stock options and stock appreciation rights, are limited to no more than 75% of the total share reserve. Awards that expire, terminate or lapse will again be available for grant under this plan. Prior to June 2, 2008, pursuant to the terms of our original 2004 stock incentive plan, no employee was eligible to be granted options or stock appreciation rights covering more than 6,235,566 shares during any calendar year. This limitation was subject to a policy adopted by our board of directors, which stated that no person was eligible to be granted options, stock appreciation rights or restricted stock purchase rights covering more than 2,078,523 shares during any calendar year or to be granted any other form of stock award covering more than 1,039,260 shares during any calendar year. Effective June 2, 2008, no person is eligible to be granted awards in the aggregate covering more than 2,000,000 shares during any fiscal year. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors may adjust outstanding awards to preserve the awards' benefits or potential benefits.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans (Continued)

        As of March 31, 2009, 7,366,454 shares were subject to options issued under our 2004 stock incentive plan and 10,971,358 shares remained available for future grants under the 2004 stock incentive plan. All options previously granted under the 2004 stock incentive plan have had a term of five or seven years from the date of grant.

        A summary of the status of our outstanding stock options is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	12,748,593	$9.91
Exercised	(345,450)	1.92
Forfeited	(10,052)	16.92
Expired	(219,257)	14.61

Outstanding at March 31, 2009	12,173,834	$10.05

Vested and expected to vest at March 31, 2009 (1)	12,001,936	$10.05

Exercisable at March 31, 2009	8,844,483	$7.03

    (1)
    The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

        The total estimated grant date fair value of stock options that vested during the three months ended March 31, 2009 was $0.3 million.

        We did not grant any options during the three months ended March 31, 2009 and 2008. In accordance with SFAS No. 123 (Revised), "Share Based Payment," we estimate the fair value of our options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans (Continued)

        Options outstanding at March 31, 2009 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	4,807,380	3.8	$1.92		4,807,380	$1.92
$6.33 - $7.46	1,906,406	0.5	7.44		1,906,406	7.44
$11.10 - $15.43	3,635,911	4.7	14.33		1,473,084	15.05
$22.00 - $25.67	784,739	4.5	23.46		391,386	23.51
$27.19 - $37.43	1,039,398	5.4	27.34		266,227	27.53

	12,173,834	3.7	$10.05	$10,127,549	8,844,483	$7.03	$10,127,549

        At March 31, 2009, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $10.1 million and 3.7 years, respectively.

        Total compensation expense related to stock options was $2.4 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, total unrecognized estimated compensation cost related to non-vested stock options was approximately $20.6 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

        The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0.7 million and $7.5 million, respectively. We recorded cash received from stock option exercises of $0.7 million and $1.5 million and related tax benefit of $0.2 million and $3.5 million during the three months ended March 31, 2009 and 2008, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

        We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. We granted 54,344 and 529,907 of non-vested stock units to certain of our employees during the three months ended March 31, 2009 and 2008, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Market Value Per Share
Balance at December 31, 2008	4,638,543	$19.39
Granted	54,344	3.26
Vested	(470)	34.54
Forfeited	(37,322)	18.03

Balance at March 31, 2009	4,655,095	$19.21

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans (Continued)

        Total compensation expense related to non-vested stock awards was $5.7 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $70.5 million, which is expected to be recognized over a weighted average period of approximately 4.0 years.

        Deferred Compensation Plans.    Historically, we have maintained four deferred compensation plans (DCPs) in which, in prior years, our highly compensated employees, including members of management, were allowed to elect, prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the respective DCPs. Because a substantial majority of the deferrals under our DCPs had distribution dates based upon the end of a relevant participant's employment with us, we had an ongoing obligation to make distributions to these participants as they left our employment. In addition, in prior years, participants were permitted to make unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty.

        On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would merge the DCPs and modify the remaining DCP pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new distribution elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. In December of 2008, all of our DCPs were merged into one DCP. These actions accelerated future distributions from the DCP of cash and shares of our Class A common stock to the participants of such DCP during the three months ended March 31, 2009, but did not have a material effect on our consolidated statement of operations. The DCP is substantially fully-funded and the shares still to be distributed are included in our earnings per share calculations. In connection with 2009 distributions to the participants, we expect to receive a cash tax benefit of approximately $100 million. Upon completion of the distribution process, we expect the DCP will be terminated. Included in the accompanying consolidated balance sheets were DCP liabilities of $9.1 million and $244.9 million at March 31, 2009 and December 31, 2008, respectively, and assets set aside to cover the liability of $13.0 million and $229.8 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, there were 681,274 outstanding stock fund units under the DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $1.1 million and $5.5 million at March 31, 2009 and December 31, 2008, respectively.

14. (Loss) Income Per Share

        Basic (loss) income per share attributable to CB Richard Ellis Group, Inc. is computed by dividing net (loss) income attributable to CB Richard Ellis Group, Inc. shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted (loss) income per share attributable to CB Richard Ellis Group, Inc., further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. (Loss) Income Per Share (Continued)

issuable shares consist of non-vested stock awards. The following is a calculation of (loss) income per share attributable to CB Richard Ellis Group, Inc. (dollars in thousands, except share data):

	Three Months Ended March 31,
	2009	2008
Computation of basic (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net (loss) income applicable to CB Richard Ellis Group, Inc. shareholders	$(36,689)	$20,454
Weighted average shares outstanding for basic (loss) income per share	261,999,151	203,110,675

Basic (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders	$(0.14)	$0.10

Computation of diluted (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net (loss) income applicable to CB Richard Ellis Group, Inc. shareholders	$(36,689)	$20,454
Weighted average shares outstanding for diluted (loss) income per share	261,999,151	203,110,675
Dilutive effect of stock options	—	4,481,800
Dilutive effect of contingently issuable shares	—	138,362

Weighted average shares outstanding for dilutive (loss) income per share	261,999,151	207,730,837

Diluted (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders	$(0.14)	$0.10

        For the three months ended March 31, 2009, all stock options and contingently issuable shares were anti-dilutive, since we reported a net loss for the period. Had we reported net income for the three months ended March 31, 2009, options to purchase 4,807,380 shares of common stock would have been included in the computation of diluted income per share, while options to purchase 7,366,454 shares of common stock would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2008, options to purchase 2,154,883 shares of common stock were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

15. Comprehensive (Loss) Income

        Comprehensive (loss) income consists of net (loss) income and other comprehensive loss. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized gains (losses) on interest rate swaps and interest rate caps, and unrealized holding gains (losses) on available for sale securities. Foreign currency translation

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Comprehensive (Loss) Income (Continued)

adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

        The following table provides a summary of comprehensive (loss) income (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(54,419)	$15,329
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(26,366)	15,834
Unrealized gains (losses) on interest rate swaps and interest rate caps, net of $3,061 income tax provision and $708 income tax benefit as of March 31, 2009 and 2008, respectively	4,606	(15,631)
Unrealized holding gains (losses) on available for sale securities, net	337	(1,257)

Total other comprehensive loss	(21,423)	(1,054)
Comprehensive loss attributable to non-controlling interests	(17,730)	(5,125)
Comprehensive (loss) income attributable to CB Richard Ellis Group, Inc.	(58,112)	19,400

Comprehensive (loss) income	$(75,842)	$14,275

16. Pensions

        We have two contributory defined benefit pension plans in the U.K., which we acquired in connection with previous acquisitions. Our subsidiaries based in the U.K. maintain the plans to provide retirement benefits to existing and former employees participating in these plans. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the U.K.

        Net periodic pension cost (benefit) consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Interest cost	$3,298	$4,680
Expected return on plan assets	(2,863)	(4,933)
Amortization of unrecognized net loss	240	165

Net periodic pension cost (benefit)	$675	$(88)

        We contributed $0.8 million to fund our pension plans during the three months ended March 31, 2009. We expect to contribute a total of $3.2 million to fund our pension plans for the year ending December 31, 2009.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Liabilities Related to Acquisitions

        The Trammell Crow Company Acquisition gave rise to the consolidation and elimination of some Trammell Crow Company duplicate facilities as well as lawsuits involving Trammell Crow Company. As a result, we accrued certain liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The remaining liabilities assumed in connection with the Trammell Crow Company Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at March 31, 2009
Lease termination costs	$3,410	$(1,565)	$1,845
Legal settlements anticipated	3,157	(755)	2,402

	$6,567	$(2,320)	$4,247

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

        The remaining liability associated with items previously charged to merger-related charges in connection with the Trammell Crow Company Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at March 31, 2009
Lease termination costs	$8,813	$(3,222)	$5,591

        The remaining liability for lease termination costs will be paid over the remaining contract periods through 2016.

        The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities as well as lawsuits involving Insignia. As a result, we accrued certain liabilities in accordance with EITF Issue No. 95-3. The remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at March 31, 2009
Lease termination costs	$4,541	$(1,953)	$2,588
Legal settlements anticipated	2,128	—	2,128

	$6,669	$(1,953)	$4,716

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Liabilities Related to Acquisitions (Continued)

        The remaining liability for lease termination costs will be paid over the remaining contract periods through 2012. The remaining liability covering our exposure in various lawsuits involving Insignia that were pending prior to the Insignia Acquisition will be paid as the case is settled.

        The remaining liability associated with items previously charged to merger-related charges in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at March 31, 2009
Lease termination costs	$7,898	$(3,059)	$4,839

        The remaining liability for lease termination costs will be paid over the remaining contract periods through 2012.

18. Industry Segments

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

18. Industry Segments (Continued)

        Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue
Americas	$577,041	$783,524
EMEA	162,161	242,761
Asia Pacific	93,094	137,432
Global Investment Management	37,296	39,489
Development Services	20,857	27,719

	$890,449	$1,230,925

Operating income (loss)
Americas	$22,892	$62,393
EMEA	(6,080)	7,980
Asia Pacific	707	12,317
Global Investment Management	6,711	(2,104)
Development Services	(18,751)	(10,254)

	5,479	70,332
Equity income (loss) from unconsolidated subsidiaries
Americas	1,460	(10,087)
EMEA	219	(25)
Asia Pacific	1	(12)
Global Investment Management	(12,110)	(94)
Development Services	233	(544)

	(10,197)	(10,762)
Interest income	2,305	5,226
Interest expense	34,798	43,005
Write-off of financing costs	29,255	—

(Loss) income before (benefit) provision for income taxes	$(66,466)	$21,791

Net (loss) income attributable to non-controlling interests
Americas	$(31)	$329
EMEA	(204)	(481)
Asia Pacific	896	376
Global Investment Management	(3,770)	(24)
Development Services	(14,621)	(5,325)

	$(17,730)	$(5,125)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended March 31, 2009, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

        In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the second quarter and beyond. See "Forward-Looking Statements."

Overview

        We are the world's largest commercial real estate services firm, based on 2008 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2008, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 30,000 employees providing commercial real estate services under the "CB Richard Ellis" brand name and development services under the "Trammell Crow" brand name. Our business is focused on several service competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, 2008 and 2009, we were included on the Business Week list of 50 "Best in Class" companies across all industries, and the Fortune list of Fastest Growing U.S. Companies in 2007 and 2008 and its list of Most Admired Companies in 2009. In both 2008 and 2009, we were included in the Fortune 500 and remain the first and only commercial real estate services company ever included on the list. In 2009, the International Association of Outsourcing Professionals ranked us the #8 outsourcing company across all industries and #1 in commercial real estate services.

        When you read our financial statements and the information included in this section, you should consider that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations that make it challenging to predict our future performance based on our historical results. We believe that the following material trends and uncertainties are crucial to an understanding of the variability in our historical earnings and cash flows and the potential for continued variability in the future:

  Macroeconomic Conditions

        Economic trends and government policies directly affect our operations as well as global and regional commercial real estate markets generally. These include: overall economic activity and employment growth, interest rate levels, the availability of credit to finance transactions and the impact of tax and regulatory policies. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market globally, unemployment, the prospects of a global recession and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the credit, mortgage and real estate markets. Periods of economic slowdown or recession, significantly rising interest rates, a declining employment level, a declining demand for real estate or the public perception that any of these events may occur, have affected and may continue to negatively affect the performance of many of our business lines. Weak economic conditions have resulted and may continue to result in a general decrease in transaction activity and declines in occupancy rates, rents and property values, which, in turn, have reduced and may continue to reduce revenue from property management fees and from brokerage commissions derived from property sales and leases. In addition, these challenging economic conditions could lead to continued declines in funds invested in commercial real estate and related assets. A sustained economic downturn and the absence of reasonably priced debt financing have reduced and may continue to reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business.

        Adverse changes in economic conditions have and will also continue to affect our compensation expense, which is generally structured to decrease in line with any decrease in revenues. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect on our operating margins during difficult market conditions is partially mitigated. In addition, in circumstances when economic conditions are particularly severe as is currently being experienced, our management has and will continue to look to improve operational performance by reducing discretionary bonuses, curtailing capital expenditures, adjusting overall staffing levels and implementing other measures to cut operating expenses. Notwithstanding these approaches, adverse global and regional economic changes remain one of the most significant risks to our financial condition and results of operations.

        Beginning in 2003, economic conditions in the Americas, our largest segment in terms of revenue, rebounded from the economic downturn in 2001 and 2002. The recovery, which positively impacted the commercial real estate market generally, continued through the second quarter of 2007, helping to improve our Americas segment's revenue, particularly leasing and sales revenue. Since the third quarter of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors along with sharply rising energy costs. The slowing economic activity worsened into a recession affecting virtually all segments of the economy in 2008 and early 2009, as both consumer and business spending dropped sharply. The economic and capital market stresses led to a severe global financial disruption in 2008, which has continued in 2009. This disruption caused a freezing up of credit markets, pervasive loss of investor confidence and significant devaluation of assets of all types, from the riskiest to the most secure. These conditions also caused increasingly negative job growth and a deepening economic contraction throughout 2008 and early 2009. This has resulted in an accelerating decline in leasing activity and space absorption, rising vacancy rates and decreasing rents across the United States. U.S. investment sales activity also began falling sharply from peak levels in the second half of 2007 and remained weak through the first quarter of 2009. This decline reflected an absence of debt financing, weakening property fundamentals and continuing investor apprehension in the face of market uncertainty. These deteriorating conditions also adversely affected our Development Services and Global Investment Management businesses in the United States throughout 2008 and early 2009 as property values decreased sharply and disposition opportunities were markedly reduced. A rebound of our U.S. sales, leasing, Global Investment Management and Development Services businesses will depend in part upon credit markets returning to more normalized conditions, and the U.S. economy resuming its growth.

        The weakening capital markets trend experienced in the United States began to manifest in the United Kingdom in late 2007, and in continental Europe beginning in early 2008. As a result, investment sales and investment management activities in Europe worsened progressively throughout 2008 and early 2009. The major European economies also entered into a recession in 2008 resulting in lower levels of leasing activity in 2008 and early 2009. The markets in Asia Pacific have also experienced increasingly severe effects from the global credit market difficulties and worldwide economic recession, as reflected in lower investment sales and leasing activity in 2008 and early 2009.

  Leverage

        We are highly leveraged and have significant debt service obligations. As of March 31, 2009, our total debt, excluding notes payable on real estate, was $2.7 billion. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry.

        Our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by Credit Suisse, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. This amendment provides greater financial flexibility, allowing for a higher maximum leverage ratio, lower minimum interest coverage ratio, modifications to the EBITDA calculation for financial covenant purposes, and other provisions that give us greater capacity to proactively manage our balance sheet. Our Credit Agreement contains financial covenants that currently require us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of EBITDA (as defined in our Credit Agreement) to total debt less available cash of 4.25x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. If our EBITDA continues to decline in future periods as it has in recent periods, we may be unable to comply with these financial covenants under our Credit Agreement. We significantly reduced our cost structure during 2008 and are continuing to further reduce costs in 2009. As a result, our 2009 projections show that we will be well within compliance with the minimum coverage ratio and the maximum leverage ratio. If 2009 revenues are less than we have projected, we will take further actions within our control and believe that such actions, along with the modifications to our financial covenants, which were made as part of our Credit Agreement amendment, will allow us to remain in compliance with our financial covenants. Additionally, our management generally expects to look for opportunities in the future to reduce our debt as well as refinance our debt when available on attractive terms.

  Effects of Acquisitions

        Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage brokerage services through our 1996 acquisition of L.J. Melody & Company (now known as CBRE Capital Markets) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors (now known as CB Richard Ellis Investors), our 1997 acquisition of Koll Real Estate Services and our 1998 acquisition of the London-based firm Hillier Parker May & Rowden. Our 2003 acquisition of Insignia Financial Group, Inc. (Insignia) significantly increased the scale of our real estate advisory services and outsourcing services business lines in our Americas segment and also significantly increased our presence in the New York, London and Paris metropolitan areas.

        In December 2006, we acquired Trammell Crow Company, our largest acquisition to date. The acquisition of Trammell Crow Company deepened our offering of outsourcing services for corporate and institutional clients, especially project and facilities management, strengthened our ability to provide integrated management solutions across geographies, added our Development Services business and provided additional people, resources and expertise to offer real estate services throughout the United States.

        Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. Our acquirees have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. In 2008, we completed 16 acquisitions with an aggregate purchase price of approximately $181 million. No acquisitions were completed during the three months ended March 31, 2009.

        Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through March 31, 2009, we have incurred expenses of $41.9 million related to Insignia and $55.0 million related to Trammell Crow Company in connection with the integration of these companies' business lines, as well as accounting and other systems, into our own. During the three months ended March 31, 2009, we incurred $1.7 million of integration expenses, the majority of which were related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses relating to past acquisitions of approximately $7 million during 2009, which include residual integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to a strategic in-fill acquisition in 2006.

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

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

Basis of Presentation

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

Results of Operations

        The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2009 and 2008 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
Revenue	$890,449	100.0%	$1,230,925	100.0%
Costs and expenses:
Cost of services	553,419	62.2	704,446	57.2
Operating, administrative and other	306,159	34.4	432,345	35.1
Depreciation and amortization	25,392	2.8	23,802	2.0

Total costs and expenses	884,970	99.4	1,160,593	94.3
Operating income	5,479	0.6	70,332	5.7
Equity loss from unconsolidated subsidiaries	(10,197)	(1.2)	(10,762)	(0.8)
Interest income	2,305	0.3	5,226	0.4
Interest expense	34,798	3.9	43,005	3.5
Write-off of financing costs	29,255	3.3	—	—

(Loss) income before (benefit) provision for income taxes	(66,466)	(7.5)	21,791	1.8
(Benefit) provision for income taxes	(12,047)	(1.4)	6,462	0.5

Net (loss) income	(54,419)	(6.1)	15,329	1.3
Less: Net loss attributable to non-controlling interests	(17,730)	(2.0)	(5,125)	(0.4)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(36,689)	(4.1)%	$20,454	1.7%

EBITDA	$38,404	4.3%	$88,497	7.2%

        EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs.

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

        EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(36,689)	$20,454
Add:
Depreciation and amortization	25,392	23,802
Interest expense	34,798	43,005
Write-off of financing costs	29,255	—
(Benefit) provision for income taxes	(12,047)	6,462
Less:
Interest income	2,305	5,226

EBITDA	$38,404	$88,497

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

        We reported a consolidated net loss of $36.7 million for the three months ended March 31, 2009 on revenue of $890.4 million as compared to consolidated net income of $20.5 million on revenue of $1.2 billion for the three months ended March 31, 2008.

        Our revenue on a consolidated basis for the three months ended March 31, 2009 decreased by $340.5 million, or 27.7%, as compared to the three months ended March 31, 2008. This decrease was primarily driven by weak worldwide sales and leasing activity as well as lower appraisal revenue, all resulting from the continuation of challenging global economic conditions. During the three months ended March 31, 2008, we were still experiencing relatively strong results with particularly good growth in outsourcing and leasing revenues. While our outsourcing business continues to add new clients and expand existing relationships, its revenue declined slightly in the current year period as a result of client actions to restrain project spending and reduce outsourced staffing levels (which lowers reimbursement revenue) as well as loss of clients due to consolidations and bankruptcies. We expect this trend in our outsourcing business to continue in the near term. Foreign currency translation had a $68.3 million negative impact on total revenue during the three months ended March 31, 2009.

        Our cost of services on a consolidated basis decreased by $151.0 million, or 21.4%, during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. Foreign currency translation had a $41.9 million positive impact on cost of services during the three months ended March 31, 2009. Cost of services as a percentage of revenue increased from 57.2% for the three months ended March 31, 2008 to 62.2% for the three months ended March 31, 2009. This increase was primarily driven by a shift in the mix of revenues with outsourcing, including reimbursables, comprising a greater portion of the total.

        Our operating, administrative and other expenses on a consolidated basis decreased by $126.2 million, or 29.2%, during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease was driven by cost reduction measures that started in 2008 and continued through the first quarter of 2009, which led to lower operating costs, particularly payroll-related, travel and marketing costs. The decrease was also driven by reduced incentive compensation expense, including bonuses and carried interest expense (within our Global Investment Management segment), resulting from lower business performance. Foreign currency translation had a $21.0 million positive impact on total operating expenses during the three months ended March 31, 2009. These reductions were partially offset by impairment charges incurred in our Development Services segment. In 2008 and continuing through the first quarter of 2009, we took aggressive actions to further improve efficiencies and contain costs in response to weakened macroeconomic market conditions. As a result of these actions, operating expenses as a percentage of revenue decreased from 35.1% for the three months ended March 31, 2008 to 34.4% for the three months ended March 31, 2009. Further, our continued cost reduction efforts are expected to eliminate significantly more expenses for the remainder of 2009. We are continuing to look for ways to realize further operational efficiencies and cost savings in order to maximize our operating margins and cash flow in the future.

        Our depreciation and amortization expense on a consolidated basis increased by $1.6 million, or 6.7%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily driven by higher depreciation expense related to real estate assets in our Development Services segment.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis decreased by $0.6 million, or 5.2%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The loss in the current year period was primarily attributable to non-cash write-downs of $7.1 million of investments in our Global Investment Management segment resulting from other than temporary impairments due to declines in market valuations. Additionally, lower overall performance in our equity investments, particularly in our Global Investment Management segment, also contributed to the variance. The loss in the prior year period was primarily due to a $10.6 million write-down of our investment in Realty Finance Corporation attributable to its decline in market valuation.

        Our consolidated interest income was $2.3 million during the three months ended March 31, 2009, a decrease of $2.9 million, or 55.9%, as compared to the three months ended March 31, 2008. This decrease was mainly driven by lower interest income earned in our EMEA segment as a result of lower average cash balances in the current year and our Development Services segment due to a decrease in notes receivable in the current year.

        Our consolidated interest expense decreased by $8.2 million during the three months ended March 31, 2009, or 19.1%, as compared to the three months ended March 31, 2008. The decrease was primarily due to lower interest expense associated with our Credit Agreement, as lower interest rates more than offset the impact of higher average debt balances outstanding.

        We wrote off $29.3 million of financing costs during the three months ended March 31, 2009 in connection with the amendment to our Credit Agreement on March 24, 2009.

        Our benefit for income taxes on a consolidated basis was $12.0 million for the three months ended March 31, 2009 as compared to a provision for income taxes of $6.5 million for the three months ended March 31, 2008. The benefit for income taxes in the current year period was mainly attributable to a pre-tax loss reported as compared to pre-tax income in the prior year period. Our effective tax rate, after adjusting pre-tax (loss) income to remove the portion attributable to non-controlling interests, was relatively consistent at 24.7% for the three months ended March 31, 2009 versus 24.0% for the three months ended March 31, 2008. These effective tax rates are lower than our customary full year effective tax rate given the impact of discrete items in these periods as well as the mix of domestic and foreign earnings/losses.

        Our net loss attributable to non-controlling interests on a consolidated basis was $17.7 million for the three months ended March 31, 2009 as compared to $5.1 million for the three months ended March 31, 2008. This variance primarily reflects our non-controlling interests' share of impairment charges incurred within our Development Services segment.

Segment Operations

        The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
Americas
Revenue	$577,041	100.0%	$783,524	100.0%
Costs and expenses:
Cost of services	383,092	66.4	484,368	61.8
Operating, administrative and other	156,799	27.2	222,455	28.4
Depreciation and amortization	14,258	2.4	14,308	1.8

Operating income	$22,892	4.0%	$62,393	8.0%

EBITDA	$38,641	6.7%	$66,285	8.5%

EMEA
Revenue	$162,161	100.0%	$242,761	100.0%
Costs and expenses:
Cost of services	110,017	67.8	142,037	58.5
Operating, administrative and other	55,684	34.3	89,509	36.9
Depreciation and amortization	2,540	1.6	3,235	1.3

Operating (loss) income	$(6,080)	(3.7)%	$7,980	3.3%

EBITDA	$(3,117)	(1.9)%	$11,671	4.8%

Asia Pacific
Revenue	$93,094	100.0%	$137,432	100.0%
Costs and expenses:
Cost of services	60,310	64.8	78,041	56.8
Operating, administrative and other	29,949	32.2	45,321	33.0
Depreciation and amortization	2,128	2.2	1,753	1.2

Operating income	$707	0.8%	$12,317	9.0%

EBITDA	$1,940	2.1%	$13,682	10.0%

Global Investment Management
Revenue	$37,296	100.0%	$39,489	100.0%
Costs and expenses:
Operating, administrative and other	29,382	78.8	40,794	103.3
Depreciation and amortization	1,203	3.2	799	2.0

Operating income (loss)	$6,711	18.0%	$(2,104)	(5.3)%

EBITDA	$(426)	(1.1)%	$(1,375)	(3.5)%

Development Services
Revenue	$20,857	100.0%	$27,719	100.0%
Costs and expenses:
Operating, administrative and other	34,345	164.7	34,266	123.6
Depreciation and amortization	5,263	25.2	3,707	13.4

Operating loss	$(18,751)	(89.9)%	$(10,254)	(37.0)%

EBITDA	$1,366	6.5%	$(1,766)	(6.4)%

        EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business lines and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs.

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

        Net interest expense and write-off of financing costs have been expensed in the segment incurred. (Benefit) provision for income taxes has been allocated among our segments by using applicable U.S.

and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Americas
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(17,376)	$14,955
Add:
Depreciation and amortization	14,258	14,308
Interest expense	27,700	34,805
Write-off of financing costs	29,255	—
Royalty and management service income	(827)	(7,288)
(Benefit) provision for income taxes	(13,253)	11,164
Less:
Interest income	1,116	1,659

EBITDA	$38,641	$66,285

EMEA
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(8,382)	$6,270
Add:
Depreciation and amortization	2,540	3,235
Interest expense	2	358
Royalty and management service expense	156	4,276
Provision (benefit) for income taxes	2,800	(806)
Less:
Interest income	233	1,662

EBITDA	$(3,117)	$11,671

Asia Pacific
Net income attributable to CB Richard Ellis Group, Inc.	$487	$3,831
Add:
Depreciation and amortization	2,128	1,753
Interest expense	648	930
Royalty and management service expense	457	2,565
(Benefit) provision for income taxes	(1,674)	4,986
Less:
Interest income	106	383

EBITDA	$1,940	$13,682

Global Investment Management
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(5,501)	$2,203
Add:
Depreciation and amortization	1,203	799
Interest expense	548	340
Royalty and management service expense	214	447
Provision (benefit) for income taxes	3,527	(4,918)
Less:
Interest income	417	246

EBITDA	$(426)	$(1,375)

Development Services
Net loss attributable to CB Richard Ellis Group, Inc.	$(5,917)	$(6,805)
Add:
Depreciation and amortization	5,263	3,707
Interest expense	5,900	6,572
Benefit for income taxes	(3,447)	(3,964)
Less:
Interest income	433	1,276

EBITDA	$1,366	$(1,766)

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Americas

        Revenue decreased by $206.5 million, or 26.4%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease was primarily driven by lower sales and leasing activity due to the continuation of weak global economic conditions. Foreign currency translation had a $12.6 million negative impact on total revenue during the three months ended March 31, 2009.

        Cost of services decreased by $101.3 million, or 20.9%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to lower commission expense resulting from lower sales and lease transaction revenue. Foreign currency translation had an $8.3 million positive impact on cost of services during the three months ended March 31, 2009. Cost of services as a percentage of revenue increased from 61.8% for the three months ended March 31, 2008 to 66.4% for the three months ended March 31, 2009 largely attributable to the shift in our business mix more towards outsourcing services.

        Operating, administrative and other expenses decreased by $65.7 million, or 29.5%, mainly driven by lower payroll-related costs, including bonuses, resulting from lower business performance and the benefit of cost containment measures put in place in 2008 and early 2009, which also led to a reduction in other operating costs, particularly lower travel and marketing costs. Foreign currency translation had a $3.9 million positive impact on total operating expenses during the three months ended March 31, 2009.

EMEA

        Revenue decreased by $80.6 million, or 33.2%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decline was primarily attributable to lower sales, leasing and appraisal activities for most of the region. Foreign currency translation had a $38.3 million negative impact on total revenue during the three months ended March 31, 2009.

        Cost of services decreased by $32.0 million, or 22.5%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease was mainly driven by foreign currency translation, which had a $24.4 million positive impact on cost of services during the three months ended March 31, 2009. Lower bonuses and commission expense resulting from lower revenue also contributed to the variance. Cost of services as a percentage of revenue increased from 58.5% for the three months ended March 31, 2008 to 67.8% for the three months ended March 31, 2009, primarily driven by the sharp decline in revenue.

        Operating, administrative and other expenses decreased by $33.8 million, or 37.8%, mainly due to lower payroll-related costs, including bonuses, resulting from lower business performance and aggressive actions taken to cut costs, which also led to a reduction in other operating costs, particularly lower travel and marketing costs. Foreign currency translation had an $11.5 million positive impact on total operating expenses during the three months ended March 31, 2009.

Asia Pacific

        Revenue decreased by $44.3 million, or 32.3%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This revenue decrease was primarily driven by lower sales and leasing activity throughout the region. Foreign currency translation had a $13.5 million negative impact on total revenue during the three months ended March 31, 2009.

        Cost of services decreased by $17.7 million, or 22.7%, mainly due to reduced commission expense and bonuses resulting from lower revenue. Foreign currency translation had a $9.2 million positive impact on cost of services for the three months ended March 31, 2009. Cost of services as a percentage of revenue increased from 56.8% for the three months ended March 31, 2008 to 64.8% for the three months ended March 31, 2009, primarily driven by the significant decline in revenue.

        Operating, administrative and other expenses decreased by $15.4 million, or 33.9%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease was primarily due to lower payroll-related costs, including bonuses, as well as reduced travel and marketing costs, which were driven by the lower results as well as cost containment measures put in place during 2008 and early 2009. Foreign currency translation had a $2.4 million positive impact on total operating expenses during the three months ended March 31, 2009.

Global Investment Management

        Revenue decreased by $2.2 million, or 5.6%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to lower acquisition, disposition and incentive fees in the current year period resulting from the continuation of constraints in the capital markets. Foreign currency translation had a $3.9 million negative impact on total revenue during the three months ended March 31, 2009.

        Operating, administrative and other expenses decreased by $11.4 million, or 28.0%, primarily due to lower carried interest incentive compensation expense of $8.4 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, including the net reversal of previously accrued carried interest incentive compensation of $3.1 million in the current year period. Foreign currency translation had a $3.2 million positive impact on total operating expenses during the three months ended March 31, 2009.

        Total assets under management (AUM) as of March 31, 2009 totaled $36.0 billion, a decrease of 15% from March 31, 2008 and 6% from year-end 2008, mainly due to lower property valuations and currency declines.

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

Development Services

        Revenue decreased by $6.9 million, or 24.8%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to lower construction revenue driven by the continuation of weak market conditions.

        Operating, administrative and other expenses were essentially flat at $34.3 million for both the three months ended March 31, 2009 and 2008. Impairment charges related to real estate assets and notes receivable of $9.4 million incurred in the current year period were offset by lower payroll-related costs, including bonuses, as a result of cost containment efforts in 2008 through early 2009, and a decrease in job construction costs, which correlated with the above mentioned construction revenue decrease.

        Development projects in process as of March 31, 2009 totaled $5.4 billion, down slightly from year-end 2008 and down 14% from year ago levels. The inventory of pipeline deals as of March 31, 2009 stood at $1.5 billion, down 40% from year-end 2008.

Liquidity and Capital Resources

        We believe that we can satisfy our 2009 working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Included in the capital requirements that we expect to fund during 2009 are approximately $30 million of anticipated net capital expenditures, $2.0 million of which were funded during the three months ended March 31, 2009. As of March 31, 2009, we had aggregate commitments of $56.1 million to fund future co-investments in our Global Investment Management business, of which $44.4 million is expected to be funded during 2009. Additionally, as of March 31, 2009, we had committed to fund $34.5 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. The global credit markets have recently experienced unprecedented volatility, which may affect both the availability and cost of our funding sources in the future.

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

        Our current long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two parts. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. However, it is likely that we will need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments, if necessary, would be available on attractive terms, if at all. However, we do not expect a liquidity shortfall in 2009.

        The other primary component of our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, has historically been our obligations related to our deferred compensation plans, or DCPs. On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or terminate our U.S. deferred compensation plans, subject to applicable regulatory requirements. We notified participants that we would merge the DCPs and modify the remaining DCP pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new distribution elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. In December of 2008, all of our DCPs were merged into one DCP. These actions accelerated future distributions from the DCP of cash and shares of our Class A common stock to the participants of such DCP during the three months ended March 31, 2009, but did not have a material effect on our consolidated statement of operations. The DCP is substantially fully-funded and the shares still to be distributed are included in our earnings per share calculations. In connection with the 2009 distributions to the participants, we expect to receive a tax benefit of approximately $100 million. Upon completion of the distribution process, we expect the DCP will be terminated.

        On November 18, 2008, we completed a public offering of 57.5 million shares of our common stock, which raised $206.7 million of net proceeds used for general corporate purposes.

Historical Cash Flows

  Operating Activities

        Net cash used in operating activities totaled $11.5 million for the three months ended March 31, 2009, a decrease of $305.4 million as compared to the three months ended March 31, 2008. The sharp decrease in cash used in operating activities during the three months ended March 31, 2009 versus the same period last year was primarily due to lower bonus payments made in the current year. This was driven by a change in the timing of the payments of bonuses, as bonus payments in the prior year were primarily made in the first quarter of 2008 versus bonus payments in the current year largely being deferred until April 2009. The lower bonus payments in the current year were partially offset by lower accruals for bonuses and other compensation and employee benefits in the current year period.

  Investing Activities

        Net cash used in investing activities totaled $19.3 million for the three months ended March 31, 2009, a decrease of $146.6 million as compared to the three months ended March 31, 2008. The decrease was primarily driven by the higher use of cash in the prior year for in-fill acquisitions and purchases of real estate held for investment.

  Financing Activities

        Net cash provided by financing activities totaled $303.0 million for the three months ended March 31, 2009, a decrease of $136.3 million as compared to the three months ended March 31, 2008. The decrease was largely due to activity under our Credit Agreement, including $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our Credit Agreement in the prior year and higher repayments of the senior secured term loans in the current year, partially offset by higher net borrowings under our revolving credit facility in the current year. Also contributing to the decrease were lower activities within our Development Services segment in the current year, including lower net proceeds from notes payable on real estate and lower net short-term borrowings related to a revolving line of credit, partially offset by higher distributions to our non-controlling interests in the prior year period.

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

        Since 2001, we have maintained a credit agreement with Credit Suisse, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the three months ended March 31, 2009, which included the write-off of $18.1 million of unamortized deferred financing fees and $11.2 million of Credit Agreement amendment fees paid in March 2009.

        Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments, which began March 31, 2009 and continue through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million, which began March 31, 2007 and continue through September 30, 2013, with the balance payable on December 20, 2013 and (4) a $300.0 million tranche A-1 term loan facility, requiring quarterly principal payments of $0.75 million, which began June 30, 2008 and continue through September 30, 2013, with the balance payable on December 20, 2013. The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement.

        Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.50% or the daily rate plus 1.25% to 3.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2009 and December 31, 2008, we had $444.3 million and $25.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.3% and 5.7%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2009, letters of credit totaling $25.2 million were outstanding under the revolving credit facility. These letters of credit primarily relate to letters of credit issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term loan facility bear interest, based at our option, on either the applicable fixed rate plus 2.75% to 5.00% or the daily rate plus 1.75% to 4.00%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche A-1 and tranche B term loan facilities bear interest, based at our option, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus

3.00% to 4.00%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of March 31, 2009 and December 31, 2008, the outstanding balance did not exceed the targeted outstanding amount. As of March 31, 2009 and December 31, 2008, we had $736.8 million and $827.0 million of tranche A term loan facility principal outstanding, respectively and $943.5 million and $949.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of March 31, 2009 and December 31, 2008, we had $288.0 million and $297.8 million of tranche A-1 term loan facility principal outstanding, respectively, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the three months ended March 31, 2009 and 2008. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was further reduced to $410.0 million. As of March 31, 2009 and December 31, 2008, the fair values of these interest rate swap agreements were reflected as a $10.6 million liability and an $18.3 million liability, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.

        The Credit Agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries, and by a security interest in substantially all of the personal property of the U.S. subsidiaries. Also, the Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment.

        Our Credit Agreement contains numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of EBITDA (as defined in the Credit Agreement) to total debt less available cash of 4.25x through March 31, 2011 and 3.75x thereafter. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. If our EBITDA continues to decline in future periods as it has in recent periods, we may be unable to comply with these financial covenants under our Credit Agreement. We significantly reduced our cost structure during 2008 and are continuing to further reduce costs in 2009. As a result, our 2009 projections show that we will be well within compliance with the minimum coverage ratio and the maximum leverage ratio. If 2009 revenues are less than we have projected, we will take further actions within our control and believe that such actions, along with the modifications to our financial covenants, which were made as part of our Credit Agreement amendment, will allow us to remain in compliance with our financial covenants.

        From time to time, Moody's Investor Service and Standard & Poor's Ratings Service rate our senior debt. During the first quarter of 2008, in connection with our syndication of the additional $300.0 million term loan under our Credit Agreement, both Moody's and Standard & Poor's affirmed our senior debt ratings with a stable outlook. On November 26, 2008, Standard & Poor's revised our ratings outlook from stable to negative, with our rating remaining at BB+. On February 12, 2009, Moody's downgraded our senior debt ratings from Ba1 to Ba2 with a negative outlook. Further, on March 10, 2009, Standard & Poor's downgraded our ratings to BB with a negative outlook. Neither the Moody's nor the Standard & Poor's ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

        We had short-term borrowings of $729.4 million and $246.1 million with related average interest rates of 4.1% and 2.2% as of March 31, 2009 and December 31, 2008, respectively.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% with a maturity date of September 1, 2009. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bore interest at 1.0% and matured on February 28, 2009. In February 2009, the amount available to us under this arrangement was reduced to $5.0 million and the maturity date was extended to February 28, 2010. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under this revolving note.

        On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% with a maturity date of August 3, 2009. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

        Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, and BofA for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Red Mortgage Capital Inc., or Red Capital, for the purpose of funding originations of multi-family property mortgage loans.

        On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of March 31, 2009, provides for a $285.0 million senior secured revolving line of credit and bears interest at the daily Chase-London LIBOR plus 2.00%. On April 30, 2009, the senior secured revolving line of credit decreased to $210.0 million with an extended maturity date of January 29, 2010.

        On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR rate plus 1.00% and expired on April 15, 2009. On April 15, 2009, CBRE Capital Markets executed an amendment to extend the maturity date of the agreement to May 15, 2009 with an interest rate of daily one-month LIBOR plus 2.75%.

        In February 2008, CBRE Capital Markets established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. Each funding is separately approved on a transaction-by-transaction basis where Red Capital commits to purchase a 100% participation interest in qualifying mortgage loans that are subject to a rate-lock commitment from Freddie Mac or Fannie Mae. Under this arrangement, a participation is funded when a mortgage loan is originated, on a servicing retained basis, subject to CBRE Capital Market's obligation to repurchase the participation interest upon ultimate sale of the mortgage loan to Freddie Mac or Fannie Mae. The maximum availability to any one entity is $150.0 million and is reduced by any outstanding participation interests with any other entity. Additionally, no individual mortgage loan financed under the arrangement can exceed $50.0 million. Effective September 19, 2008, the rate on borrowings was the National City Bank one-month internal funds transfer rate plus 1.75%. Effective March 1, 2009, Red Capital established a new rate on borrowings of daily one-month LIBOR plus 2.50%.

        During the three months ended March 31, 2009, we had a maximum of $508.0 million of warehouse lines of credit principal outstanding. As of March 31, 2009 and December 31, 2008, we had $276.3 million and $210.5 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $276.3 million and $210.5 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2009 and December 31, 2008, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of March 31, 2009, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 29, 2010. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a limited partnership within our Development Services segment that we consolidate, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of March 31, 2009, borrowing capacity under this agreement, net of outstanding amounts drawn, was $22.4 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than 12 months and may increase the maximum commitment to an amount not exceeding $150.0 million. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of March 31, 2009 and December 31, 2008, there was $8.1 million and $8.0 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

        In connection with our acquisition of Westmark Realty Advisors in 1995 (now known as CB Richard Ellis Investors), we issued approximately $20.0 million in aggregate principal amount of senior notes. The Westmark senior notes were redeemable at the discretion of the note holder and had a final maturity date of June 30, 2010. The interest rate on the Westmark senior notes was equal to the interest rate in effect for amounts outstanding under our Credit Agreement plus 12 basis points. The amount of the Westmark senior notes included in short-term borrowings in the accompanying consolidated balance sheets was $1.1 million as of December 31, 2008. In January 2009, the remaining outstanding balance of $1.1 million was redeemed by the final note holder.

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of both March 31, 2009 and December 31, 2008, $0.7 million of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. One-half of the loan note is due on June 30, 2009, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at both March 31, 2009 and December 31, 2008 was $1.6 million.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. At both March 31, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

  Deferred Compensation Plan Obligations

        Historically, we have maintained four DCPs in which, in prior years, our highly compensated employees, including members of management, were allowed to elect, prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the respective DCPs. Because a substantial majority of the deferrals under our DCPs had distribution dates based upon the end of a relevant participant's employment with us, we had an ongoing obligation to make distributions to these participants as they left our employment. In addition, in prior years, participants were permitted to make unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty.

        On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would merge the DCPs and modify the remaining DCP pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new distribution elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. In December of 2008, all of our DCPs were merged into one DCP. These actions accelerated future distributions from the DCP of cash and shares of our Class A common stock to the participants of such DCP during the three months ended March 31, 2009, but did not have a material effect on our consolidated statement of operations. The DCP is substantially fully-funded and the shares still to be distributed are included in our earnings per share calculations. In connection with 2009 distributions to the participants, we expect to receive a cash tax benefit of approximately $100 million. Upon completion of the distribution process, we expect the DCP will be terminated. Included in the accompanying consolidated balance sheets were DCP liabilities of $9.1 million and $244.9 million at March 31, 2009 and December 31, 2008, respectively.

  Pension Liability

        Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The pension liability in the accompanying consolidated balance sheets was $19.3 million and $19.8 million at March 31, 2009 and December 31, 2008, respectively.

        We expect to contribute a total of $3.2 million to fund our pension plans for the year ending December 31, 2009, of which $0.8 million was funded as of March 31, 2009.

  Other Obligations and Commitments

        We had outstanding letters of credit totaling $31.6 million as of March 31, 2009, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through January 2010.

        We had guarantees totaling $30.6 million as of March 31, 2009, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consist of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $19.3 million as of March 31, 2009). The remaining guarantees primarily include debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through November 2010. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of March 31, 2009, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

        From time to time, we act as a general contractor with respect to construction projects. We do not consider these activities to be a material part of our business. In connection with these activities, we seek to subcontract construction work for certain projects to reputable subcontractors. Should construction defects arise relating to the underlying projects, we could potentially be liable to the client for the costs to repair such defects, although we would generally look to the subcontractor that performed the work to remedy the defect and also look to insurance policies that cover this work. While there can be no assurance, we do not expect to incur material losses with respect to construction defects.

        In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae's Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $335.4 million. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $205.0 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2009, CBRE Capital Markets had $0.8 million of cash reserved under this arrangement.

        An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2009, we had aggregate commitments of $56.1 million to fund future co-investments, of which $44.4 million is expected to be funded during 2009. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

        Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2009, we had committed to fund $34.5 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

Seasonality

        A significant portion of our revenue is seasonal, which can affect an investor's ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. However, there can be no assurance that the foregoing will occur in 2009 given current economic conditions. Earnings and cash flow have historically been particularly concentrated in the fourth quarter due to investors and companies focusing on completing transactions prior to calendar year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with revenue and profitability improving in each subsequent quarter.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51." SFAS No. 160 changes the accounting and reporting for minority interests, which are to be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also requires, among other things, consolidated net (loss) income to be separately stated between amounts attributable to us and non-controlling interests. We adopted SFAS No. 160 effective January 1, 2009. Accordingly, we presented non-controlling interests of $214.4 million and $231.0 million at March 31, 2009 and December 31, 2008, respectively, as equity in the accompanying consolidated balance sheets. Additionally, in the accompanying consolidated statements of operations, we separately presented net losses attributable to non-controlling interests of $17.7 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively. Other than these presentation changes, the adoption of SFAS No. 160 had no impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). We adopted SFAS No. 141R effective January 1, 2009. SFAS No. 141R did not have a material impact on our consolidated financial position and results of operations as no acquisitions were completed during the three months ended March 31, 2009.

        In December 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 132R-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP SFAS No. 132R-1 requires employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure impact of adoption of FSP SFAS No. 132R-1 on our consolidated financial statements.

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

        The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

  •
  disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated, such as the recessions currently underway in the United States and many European and Asian economies;

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

  •
  our ability to generate a sufficient amount of cash from operations to satisfy working capital requirements and to service our existing and future indebtedness;

  •
  our ability to reduce debt and achieve cash interest savings;

  •
  our ability to comply with the financial ratio covenants under our Credit Agreement, or if required, our ability to renegotiate such covenants or obtain a waiver of such covenants from our lenders;

  •
  the impairment or weakened financial condition of certain of our clients;

  •
  client actions to restrain project spending and reduce outsourced staffing levels as well as the potential loss of clients due to consolidation or bankruptcies in our outsourcing business;

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

  •
  foreign currency fluctuations;

  •
  adverse changes in the securities markets;

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

  •
  changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

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

  •
  our failure to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

  •
  our exposure to liabilities in connection with real estate brokerage and property management activities;

  •
  the failure of properties managed by us to perform as anticipated;

  •
  the success of our co-investment and joint venture activities;

  •
  the failure of our Global Investment Management segment to comply with applicable laws and regulations governing its role as a registered investment advisor;

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

  •
  the effect of implementation of new tax and accounting rules and standards; and

  •
  the other factors described elsewhere in this quarterly report on Form 10-Q, included under the heading "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies," and "Quantitative and Qualitative Disclosures About Market Risk" or as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2008. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

        During the three months ended March 31, 2009, approximately 35.6% of our business was transacted in local currencies of foreign countries, the majority of which includes the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

        On December 22, 2008, we entered into a foreign currency exchange swap contract with an aggregate notional amount of 39.5 million British pounds sterling, which expired on February 18, 2009, at which time we entered into another contract with similar terms that was settled on April 6, 2009. Included in the consolidated statements of operations were charges of $0.9 million for the three months ended March 31, 2009, resulting from net losses on this foreign currency exchange swap contract.

        We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivatives contracts has not been significant.

        Based upon valuations from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.5 billion. Given the immaterial size of our remaining long-term debt, fair value is assumed to approximate carrying value.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the three months ended March 31, 2009 and 2008. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was reduced further to $410.0 million. As of March 31, 2009, the fair value of the interest rate swap agreements was reflected as a $10.6 million liability and was included in other current liabilities in the accompanying consolidated balance sheets.

        We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 54 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at

March 31, 2009, the net impact would be an increase of $3.7 million on pre-tax loss and cash used in operating activities for the three months ended March 31, 2009.

        We also have $622.5 million of notes payable on real estate as of March 31, 2009. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10%, our total estimated interest cost related to notes payable would increase by approximately $0.7 million for the three months ended March 31, 2009. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges under SFAS No. 133, then they are marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate for the three months ended March 31, 2009 and 2008.

ITEM 4.    CONTROLS AND PROCEDURES

        Our policy for disclosure controls and procedures provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Our Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(c) as of the end of the period covered by this report.

        No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the annual period ended December 31, 2008.

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
Third Amendment and Waiver to Securityholders' Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 2, 2005)
10.1
Second Amended and Restated Credit Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on March 26, 2009)
10.2
Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on March 26, 2009)
10.3+	Amendment No. 1 to the Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated December 3, 2008*

Exhibit Number	Description
11	Statement concerning Computation of Per Share Earnings (filed as Note 14 of the Consolidated Financial Statements)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith
+
Denotes a management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.
Date: May 11, 2009	/s/ ROBERT E. SULENTIC Robert E. Sulentic Chief Financial Officer (principal financial officer)
Date: May 11, 2009	/s/ GIL BOROK Gil Borok Chief Accounting Officer (principal accounting officer)