Form 10-Q
period 2009-06-30
CB RICHARD ELLIS GROUP INC
filed 2009-08-10
CIK 1138118

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

        The number of shares of Class A common stock outstanding at July 31, 2009 was 285,920,372.

FORM 10-Q

June 30, 2009

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$309,520	$158,823
Restricted cash	43,176	36,322
Receivables, less allowance for doubtful accounts of $40,486 and $56,303 at June 30, 2009 and December 31, 2008, respectively	666,478	751,940
Warehouse receivables	145,705	210,473
Deferred compensation assets	4,561	225,704
Income taxes receivable	109,991	117,720
Prepaid expenses	104,970	94,282
Deferred tax assets, net	105,330	147,770
Real estate under development	—	56,322
Real estate and other assets held for sale	20,529	40,434
Other current assets	47,550	75,743

Total Current Assets	1,557,810	1,915,533
Property and equipment, net	185,915	207,976
Goodwill	1,279,439	1,251,823
Other intangible assets, net of accumulated amortization of $126,941 and $114,685 at June 30, 2009 and December 31, 2008, respectively	318,337	311,447
Investments in unconsolidated subsidiaries	165,476	145,726
Deferred tax assets, net	43,594	44,483
Real estate under development	192,652	158,090
Real estate held for investment	536,685	535,979
Available for sale securities	30,702	28,794
Other assets, net	108,368	126,563

Total Assets	$4,418,978	$4,726,414

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$342,371	$395,658
Deferred purchase consideration	3,257	4,219
Compensation and employee benefits payable	204,463	255,408
Accrued bonus and profit sharing	166,497	295,219
Deferred compensation liabilities	555	239,464
Short-term borrowings:
Warehouse lines of credit	145,705	210,473
Revolving credit facility	48,794	25,765
Other	8,480	9,827

Total short-term borrowings	202,979	246,065
Current maturities of long-term debt	109,503	210,662
Notes payable on real estate	191,186	176,372
Liabilities related to real estate and other assets held for sale	2,526	22,740
Other current liabilities	18,938	27,038

Total Current Liabilities	1,242,275	1,872,845
Long-Term Debt:
Senior secured term loans	1,664,750	1,865,200
11.625% senior subordinated notes, net of unamortized discount of $14,014 at June 30, 2009	435,986	—
Other long-term debt	516	1,559

Total Long-Term Debt	2,101,252	1,866,759
Pension liability	22,073	19,802
Non-current tax liabilities	78,491	78,705
Notes payable on real estate	378,815	420,242
Other liabilities	109,752	122,338

Total Liabilities	3,932,658	4,380,691
Commitments and contingencies	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders' Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 284,589,232 and 262,336,032 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,846	2,623
Additional paid-in capital	450,493	285,825
Accumulated deficit	(91,675)	(48,349)
Accumulated other comprehensive loss	(88,198)	(125,413)

Total CB Richard Ellis Group, Inc. Stockholders' Equity	273,466	114,686
Non-controlling interests	212,854	231,037

Total Equity	486,320	345,723

Total Liabilities and Equity	$4,418,978	$4,726,414

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$955,667	$1,314,873	$1,846,116	$2,545,798
Costs and expenses:
Cost of services	566,831	737,205	1,120,250	1,441,651
Operating, administrative and other	328,671	468,839	634,830	901,184
Depreciation and amortization	24,166	25,022	49,558	48,824

Total costs and expenses	919,668	1,231,066	1,804,638	2,391,659
Gain on disposition of real estate	2,925	4,042	2,925	4,042

Operating income	38,924	87,849	44,403	158,181
Equity loss from unconsolidated subsidiaries	1,743	11,752	11,940	22,514
Other loss	—	4,607	—	4,607
Interest income	1,237	4,481	3,542	9,707
Interest expense	47,418	41,560	82,216	84,565
Write-off of financing costs	—	—	29,255	—

(Loss) income before provision (benefit) for income taxes	(9,000)	34,411	(75,466)	56,202
Provision (benefit) for income taxes	4,706	20,330	(7,341)	26,792

Net (loss) income	(13,706)	14,081	(68,125)	29,410
Less: Net loss attributable to non-controlling interests	(7,069)	(2,482)	(24,799)	(7,607)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(6,637)	$16,563	$(43,326)	$37,017

Basic (loss) income per share attributable to CB Richard Ellis Group, Inc.	$(0.02)	$0.08	$(0.16)	$0.18

Weighted average shares outstanding for basic (loss) income per share	265,683,366	203,435,495	263,851,431	203,273,086

Diluted (loss) income per share attributable to CB Richard Ellis Group, Inc.	$(0.02)	$0.08	$(0.16)	$0.18

Weighted average shares outstanding for diluted (loss) income per share	265,683,366	208,388,563	263,851,431	208,059,701

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(68,125)	$29,410
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	49,558	48,824
Amortization and write-off of financing costs	33,461	6,853
Amortization of long-term debt discount	58	—
Write-down of impaired real estate and other assets	12,083	4,607
Gain on sale of servicing rights and other assets	(8,527)	(3,027)
Equity loss from unconsolidated subsidiaries	11,940	22,514
(Recovery of) provision for doubtful accounts	(2,442)	7,813
Deferred income taxes	(915)	(652)
Compensation expense related to stock options and non-vested stock awards	16,296	13,379
Incremental tax benefit from stock options exercised	(373)	(3,989)
Deferred compensation deferrals	—	17,937
Distribution of earnings from unconsolidated subsidiaries	5,830	14,737
Tenant concessions received	579	7,369
Decrease in receivables	106,637	157,146
Decrease in deferred compensation assets	221,416	20
Decrease (increase) in prepaid expenses and other assets	1,320	(78,728)
Increase in real estate held for sale and under development	(9,376)	(76,395)
(Decrease) increase in accounts payable and accrued expenses	(60,787)	38,317
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(186,337)	(460,155)
Increase (decrease) in income taxes payable	51,830	(98,207)
Decrease in other liabilities, including deferred compensation liabilities	(250,250)	(27,435)
Other operating activities, net	(6,595)	(405)

Net cash used in operating activities	(82,719)	(380,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,880)	(26,863)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(16,581)	(159,332)
Contributions to unconsolidated subsidiaries	(35,775)	(30,065)
Distributions from unconsolidated subsidiaries	2,780	17,979
Proceeds from the sale of servicing rights and other assets	6,423	1,837
Additions to real estate held for investment	(7,914)	(97,398)
(Increase) decrease in restricted cash	(5,810)	19,781
Other investing activities, net	(793)	(139)

Net cash used in investing activities	(63,550)	(274,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	300,000
Repayment of senior secured term loans	(300,500)	(6,250)
Proceeds from revolving credit facility	571,422	1,252,981
Repayment of revolving credit facility	(554,000)	(1,077,969)
Proceeds from 11.625% senior subordinated notes	435,928	—
Proceeds from notes payable on real estate held for investment	12,088	52,806
Repayment of notes payable on real estate held for investment	(997)	—
Proceeds from notes payable on real estate held for sale and under development	32,170	71,548
Repayment of notes payable on real estate held for sale and under development	(32,046)	(54,293)
(Repayment of) proceeds from short-term borrowings and other loans, net	(1,412)	1,260
Proceeds from issuance of common stock, net	146,350	—
Proceeds from exercise of stock options	4,092	2,877
Incremental tax benefit from stock options exercised	373	3,989
Non-controlling interests contributions	15,660	32,938
Non-controlling interests distributions	(8,469)	(21,415)
Payment of financing costs	(29,225)	(7,262)
Other financing activities, net	(2,026)	(657)

Net cash provided by financing activities	289,408	550,553
Effect of currency exchange rate changes on cash and cash equivalents	7,558	11,358

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,697	(92,356)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	158,823	342,874

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$309,520	$250,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$57,245	$74,120

Income tax (refunds) payments, net	$(57,385)	$124,935

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CB Richard Ellis Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2008	$2,623	$285,825	$(48,349)	$(125,413)	$231,037	$345,723
Net loss	—	—	(43,326)	—	(24,799)	(68,125)
Compensation expense for stock options and non-vested stock awards	—	16,296	—	—	—	16,296
Foreign currency translation gain (loss)	—	—	—	31,183	(575)	30,608
Issuance of common stock, net	191	146,159	—	—	—	146,350
Stock options exercised (including tax benefit)	8	4,457	—	—	—	4,465
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	5,846	—	5,846
Contributions from non-controlling interests	—	—	—	—	15,660	15,660
Distributions to non-controlling interests	—	—	—	—	(8,469)	(8,469)
Other	24	(2,244)	—	186	—	(2,034)

Balance at June 30, 2009	$2,846	$450,493	$(91,675)	$(88,198)	$212,854	$486,320

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

        On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 23,180,292 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 48,819,708 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 687,900 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. On December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004, July 14, 2004, December 13, 2004 and November 15, 2005. On November 18, 2008, we completed a public offering of 57.5 million shares of our Class A common stock, which raised $206.7 million of net proceeds used for general corporate purposes. Lastly, in June 2009, we completed two offerings that resulted in the sale of approximately 19.1 million shares of our Class A common stock and raised approximately $146.4 million of net proceeds. The net proceeds from these two offerings were used for general corporate purposes, including the repayment of some of our outstanding indebtedness under our Credit Agreement.

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

2. Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management's best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatility in equity prices and foreign currency exchange rates, among other things, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

        During the fourth quarter of 2008 and continuing through the second quarter of 2009, worldwide commercial real estate fundamentals weakened significantly, as evidenced by the decline in the United States (U.S.) Gross Domestic Product, the rising unemployment rate and the significant capital markets turmoil. Rising unemployment negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Weak industrial production has adversely affected warehouse and distribution markets. The retail sector has been negatively affected by declining sales and retailers experiencing financial difficulty. Sales transactions declined significantly due to illiquidity in the capital markets as many lenders tightened lending standards for commercial real estate. Capitalization rates have increased as potential buyers of commercial real estate re-evaluated

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Basis of Presentation (Continued)

commercial real estate versus other asset classes available for investment. Market fundamentals in the primary product types which we develop or own have weakened significantly. The recoverability of our investments in unconsolidated subsidiaries and our investments in real estate is impacted by the overall downturn in the global economy. The assumptions utilized in our recoverability analysis of these investments reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions had deteriorated and that these challenging conditions could persist for some time. If conditions worsen in the broader economy, commercial real estate industry, specific markets or product types in which we operate, and/or markets remain illiquid, we could have additional impairment charges.

        The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2009. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, which contains the latest available audited consolidated financial statements, which are as of and for the year ended December 31, 2008.

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Certain provisions of SFAS No. 150 would have required us to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of SFAS No. 150 with respect to these non-controlling interests. As of June 30, 2009 and December 31, 2008, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $142.5 million and $155.6 million, respectively, as compared to the carrying value of $140.8 million and $150.5 million, respectively, which is included in non-controlling interests in the accompanying consolidated balance sheets.

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

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. New Accounting Pronouncements (Continued)

should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing as required.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140." SFAS No. 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adoption of SFAS No. 166 on our consolidated financial position and results of operations.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167: (1) amends FASB Interpretation No. (FIN) 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity, (2) replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity and (3) provides more timely and useful information about an enterprise's involvement with a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. We are currently evaluating the impact of adoption of SFAS No. 167 on our consolidated financial position and results of operations.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." SFAS No. 168 establishes only two levels of GAAP, authoritative and nonauthoritative. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial position and results of operations.

4. Fair Value Measurements

        SFAS No. 157, "Fair Value Measurements," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

        The following non-recurring fair value measurements were recorded during the three and six months ended June 30, 2009 (dollars in thousands):

		Fair Value Measured and Recorded Using
					Total Impairment Charges for the Three Months Ended June 30, 2009
	Net Carrying Value as of June 30, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$35,810	$—	$—	$35,810	$3,628
Real estate	$16,409	$—	$—	$16,409	3,232

Total impairment charges					$6,860

		Fair Value Measured and Recorded Using
					Total Impairment Charges for the Six Months Ended June 30, 2009
	Net Carrying Value as of June 30, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$58,743	$—	$—	$58,743	$10,682
Real estate	$46,779	$—	$—	$46,779	6,223
Notes receivable	$—	$—	$—	$—	5,860

Total impairment charges					$22,765

  Investments in Unconsolidated Subsidiaries

        During the three and six months ended June 30, 2009, we recorded investment write-downs of $3.6 million and $10.7 million, respectively, within our Global Investment Management segment. Such write-downs were included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations. During the three months ended June 30, 2009, the investment write-downs were primarily driven by a decrease in the estimated holding period of certain assets held within our global investment management portfolio. In addition, during the six months ended June 30, 2009, we incurred an additional $7.1 million of impairment charges, mainly attributable to declines in value of several investments, primarily as a result of significant capital market turmoil, which has continued to adversely affect global commercial real estate fundamentals (as evidenced by low

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements (Continued)

transaction volumes and illiquidity in the capital markets due to the tightened lending standards for commercial real estate). When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time. If either general economic conditions or activity in the capital markets worsen, we may be required to evaluate additional investments or re-evaluate previously impaired investments for potential impairment. These evaluations could result in additional write-downs, which may be material. The fair value measurements employed for these investments were generally based on a discounted cash flow approach and/or review of comparable activities in the market place, which falls within Level 3 of the fair value hierarchy under SFAS No. 157.

  Real Estate

        During the three and six months ended June 30, 2009, we recorded charges of $3.2 million and $6.2 million, respectively, including impairment charges on real estate held for investment and a provision for loss on real estate held for sale. These charges are included in operating, administrative and other expenses in the accompanying consolidated statements of operations within our Development Services segment. During the fourth quarter of 2008, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy and market illiquidity. These conditions have continued through the second quarter of 2009. As a result, during the second quarter of 2009, we recorded a provision for loss on real estate held for sale of $3.2 million to reduce the carrying value of a condominium project to its fair value less cost to sell, primarily due to reduced unit selling prices resulting from market conditions. During the six months ended June 30, 2009, we recorded additional impairment charges of $3.0 million related to three projects where the carrying value was not recoverable primarily due to a decrease in the estimated holding periods of the projects.

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

  Notes Receivable

        During the six months ended June 30, 2009, we recorded a $5.9 million impairment charge on two notes receivable secured by real estate as a result of the borrower defaulting on the notes. This impairment charge was included in operating, administrative and other expenses in the accompanying consolidated statement of operations within our Development Services segment. These defaults resulted from the borrowers' noncompliance with certain terms of the note agreements. As a result, we accepted assignment of the underlying real estate assets in lieu of foreclosing under our security deeds. The impairment charge we recorded represents the difference between the carrying amounts of the notes and the fair value of the real estate assets acquired. This transaction also resulted in a non-cash

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements (Continued)

reclassification of $17.3 million from notes receivable to real estate held for investment during the six months ended June 30, 2009.

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

        Senior Secured Term Loans:    Based upon valuations from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at June 30, 2009. Their actual carrying value totaled $1.8 billion at June 30, 2009 (See Note 11).

        11.625% Senior Subordinated Notes:    Based on dealers' quotes, the estimated fair value of our 11.625% senior subordinated notes was $426.2 million at June 30, 2009. Their actual carrying value totaled $436.0 million at June 30, 2009 (See Note 11).

        Notes Payable on Real Estate:    As of June 30, 2009, the carrying value of our notes payable on real estate was $572.2 million. These borrowings have floating interest rates at spreads over a market rate index. Given the credit crunch experienced during 2008 and continuing through the second quarter of 2009, it is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. However, given the volume of notes payable we have and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $5.1 million of these notes payable are recourse to us as of June 30, 2009.

5. Restricted Cash

        Included in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, is restricted cash of $43.2 million and $36.3 million, respectively. The balances primarily include

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Restricted Cash (Continued)

restricted cash set aside to cover funding obligations as required by contracts executed by us in the normal course of business, including escrow accounts held in our Development Services segment. The balances also include restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition, escrow accounts related to strategic in-fill acquisitions and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.). The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full is being made as share certificates are tendered.

6. Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2009 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2008	$834,758	$330,465	$86,600	$1,251,823
Purchase accounting related to acquisitions	2,421	6,680	3,872	12,973
Foreign exchange movement	839	8,876	4,928	14,643

Balance at June 30, 2009	$838,018	$346,021	$95,400	$1,279,439

        Other intangible assets totaled $318.3 million and $311.4 million, net of accumulated amortization of $126.9 million and $114.7 million, as of June 30, 2009 and December 31, 2008, respectively, and are comprised of the following (dollars in thousands):

	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$56,800		$56,800
Trade name	19,826		19,826

	$76,626		$76,626

Amortizable intangible assets
Customer relationships	$229,347	$(31,384)	$229,509	$(25,268)
Backlog and incentive fees	47,679	(47,679)	47,126	(47,126)
Management contracts	25,353	(23,013)	24,161	(21,332)
Loan servicing rights	38,707	(11,695)	29,239	(9,584)
Other	27,566	(13,170)	19,471	(11,375)

	$368,652	$(126,941)	$349,506	$(114,685)

Total intangible assets	$445,278	$(126,941)	$426,132	$(114,685)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Goodwill and Other Intangible Assets (Continued)

        In accordance with SFAS No. 141, "Business Combinations," trademarks of $56.8 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represented the Richard Ellis trade name in the U.K. that was owned by Insignia.

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

        Amortization expense related to intangible assets was $4.7 million and $6.3 million for the three months ended June 30, 2009 and 2008, respectively, and $9.4 million and $10.8 million for the six months ended June 30, 2009 and 2008, respectively. The estimated annual amortization expense for each of the years ending December 31, 2009 through December 31, 2013 approximates $19.0 million, $19.1 million, $18.1 million, $15.9 million and $15.2 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Development Services:
Revenue	$23,713	$13,583	$38,118	$22,131
Operating income	$14,006	$26,250	$15,570	$28,860
Net income	$6,553	$21,928	$4,353	$20,951
Global Investment Management:
Revenue	$145,026	$165,787	$288,735	$271,043
Operating (loss) income	$(78,281)	$(20,045)	$(395,982)	$63,521
Net (loss) income	$(144,455)	$(41,288)	$(504,173)	$6,153
Other:
Revenue	$37,697	$19,825	$70,832	$99,529
Operating income (loss)	$4,977	$(81,608)	$8,509	$(48,607)
Net income	$5,008	$2,599	$8,632	$29,720
Total:
Revenue	$206,436	$199,195	$397,685	$392,703
Operating (loss) income	$(59,298)	$(75,403)	$(371,903)	$43,774
Net (loss) income	$(132,894)	$(16,761)	$(491,188)	$56,824

        During the three and six months ended June 30, 2009, we recorded non-cash write-downs of investments of $3.6 million and $10.7 million, respectively, within our Global Investment Management segment (see Note 4). During the three and six months ended June 30, 2008, we recorded non-cash write-downs of $7.3 million and $17.9 million, respectively. These non-cash write-downs are attributable to declines in value of our investment in CBRE Property Trust within our Global Investment Management segment of $7.3 million during the three months ended June 30, 2008 and our investment in Realty Finance Corporation within our Americas segment of $10.6 million during the six months ended June 30, 2008. These charges are included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

        Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm's length basis and earned revenues from these unconsolidated subsidiaries. We have also provided development, property management and brokerage services to certain of our unconsolidated subsidiaries in our Development Services segment on an arm's length basis and earned revenues from these unconsolidated subsidiaries.

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

        Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Assets:
Real estate held for sale (see Note 9)	$20,256	$39,582
Other current assets	273	689
Other assets	—	163

Total real estate and other assets held for sale	20,529	40,434
Liabilities:
Notes payable on real estate held for sale (see Note 10)	2,214	21,049
Accrued expenses	309	1,511
Other current liabilities	3	180

Total liabilities related to real estate and other assets held for sale	2,526	22,740

Net real estate and other assets held for sale	$18,003	$17,694

9. Real Estate

        We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. The majority of our real estate is included in our Development Services segment. Real estate owned by us consisted of the following (dollars in thousands):

	June 30, 2009	December 31, 2008
Real estate under development (current)	$—	$56,322
Real estate included in assets held for sale (see Note 8)	20,256	39,582
Real estate under development (non-current)	192,652	158,090
Real estate held for investment (1)	536,685	535,979

Total real estate (2)	$749,593	$789,973

(1)
Net of accumulated depreciation of $22.4 million and $14.6 million at June 30, 2009 and December 31, 2008, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Real Estate (Continued)

(2)
Includes balances for lease intangibles and tenant origination costs of $5.3 million and $7.3 million, respectively, at June 30, 2009 and $6.5 million and $8.3 million, respectively, at December 31, 2008. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

        During the six months ended June 30, 2009, we recorded impairment charges of $3.0 million on our real estate held for investment within our Development Services segment. In addition, during the three and six months ended June 30, 2009, we also recorded a provision for loss on real estate held for sale of $3.2 million within our Development Services segment (See Note 4). No material write-downs were recorded by us during the three and six months ended June 30, 2008.

        In June 2009, upon substantial completion of a real estate project under development, one of our consolidated subsidiaries assigned its assets and liabilities (and contributed $0.5 million) to an entity controlled and owned 60% by a third party. Our consolidated subsidiary retained a 40% ownership in the new entity and now accounts for this investment using the equity method. No gain or loss was recognized as a result of this transaction, and we recorded the following non-cash activity (dollars in thousands):

Dr. (Cr.)
Assets:
Real estate under development, current	$(57,399)
Receivables	(1,207)
Other current assets	(1,485)

Total assets	(60,091)

Liabilities:
Notes payable on real estate, current	56,662
Accounts payable	3,429

Total liabilities	$60,091

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Notes Payable on Real Estate

        We had loans secured by real estate, which consisted of the following (dollars in thousands):

	June 30, 2009	December 31, 2008
Current portion of notes payable on real estate	$191,186	$176,372
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	2,214	21,049

Total notes payable on real estate, current portion	193,400	197,421
Notes payable on real estate, non-current portion	378,815	420,242

Total notes payable on real estate	$572,215	$617,663

        At June 30, 2009, $5.1 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

11. Debt

        Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the six months ended June 30, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of Credit Agreement amendment fees paid in March 2009.

        Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments, which began March 31, 2009 and continue through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million, which began March 31, 2007 and continue through September 30, 2013, with the balance payable on December 20, 2013 and (4) a $300.0 million tranche A-1 term loan facility, requiring quarterly principal payments of $0.75 million, which began June 30, 2008 and continue through September 30, 2013, with the balance payable on December 20, 2013. During the three months ended June 30, 2009, we prepaid $145.8 million of our tranche A term loan, which was applied to the remaining required 2009 principal payments and a portion of the first quarter 2010 principal payment due under this facility. During the three months ended June 30, 2009, we also prepaid $42.3 million of our tranche A-1 term loan, which covered all the remaining required quarterly principal payments and a portion of the balance due at maturity under this facility. These prepayments led to a reduction in the interest rate spreads governing our tranche A and tranche A-1 term loans as well as our revolving credit facility.

        The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of June 30, 2009 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2009 and December 31, 2008, we had $48.8 million and $25.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.3% and 5.7%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2009, letters of credit totaling $27.1 million were outstanding under the revolving credit facility. These letters of credit primarily relate to letters of credit issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term loan facility as of June 30 2009 bear interest, based at our option, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche A-1 facilities as of June 30, 2009 bear interest, based at our option, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%, and tranche B term loan facilities as of June 30, 2009 bear interest, based at our option, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of June 30, 2009 and December 31, 2008, the outstanding balance did not exceed the targeted outstanding amount. As of June 30, 2009 and December 31, 2008, we had $584.0 million and $827.0 million of tranche A term loan facility principal outstanding, respectively, and $943.5 million and $949.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of June 30, 2009 and December 31, 2008, we had $245.8 million and $297.8 million of tranche A-1 term loan facility principal outstanding, respectively, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the six months ended June 30, 2009 and 2008. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was further reduced to $410.0 million. As of June 30, 2009 and December 31, 2008, the fair values of these interest rate swap agreements were reflected as an $8.7 million liability and an $18.3 million liability, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets. The fair

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

value measurements employed for these interest rate swaps were based on observable market data, which falls within Level 2 of the fair value hierarchy under SFAS No. 157.

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

        On June 18, 2009, CBRE, our wholly-owned subsidiary, issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $436.0 million at June 30, 2009.

        Our Credit Agreement and the 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. We significantly reduced our cost structure during 2008 and have continued to further reduce costs in 2009. As a result, our 2009 projections show that we will be well within compliance with the minimum coverage ratio and the maximum leverage ratio. We continue to monitor our projected compliance with these financial ratios and other terms of our Credit Agreement.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

        We had short-term borrowings of $203.0 million and $246.1 million with related average interest rates of 3.2% and 2.2% as of June 30, 2009 and December 31, 2008, respectively.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% with a maturity date of September 1, 2009. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bore interest at 1.0% and matured on February 28, 2009. In February 2009, the amount available to us under this arrangement was reduced to $5.0 million and the maturity date was extended to February 28, 2010. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving note.

        On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% with a maturity date of August 3, 2009. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

        Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan) and BofA for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Red Mortgage Capital Inc. (Red Capital) for the purpose of funding originations of multi-family property mortgage loans.

        On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of June 30, 2009, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.00% and has a maturity date of January 29, 2010.

        On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit with an interest rate of the daily one-month LIBOR rate plus 1.00% and an original maturity date of April 15, 2009. On April 15, 2009, CBRE Capital Markets executed an amendment to extend the maturity date of the agreement to May 15, 2009 with an interest rate of daily one-month LIBOR plus 2.75%. Effective May 15, 2009, CBRE Capital Markets executed another amendment further extending the maturity date to April 14, 2010.

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

        During the six months ended June 30, 2009, we had a maximum of $508.0 million of warehouse lines of credit principal outstanding. As of June 30, 2009 and December 31, 2008, we had $145.7 million and $210.5 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $145.7 million and $210.5 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2009 and December 31, 2008, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of June 30, 2009, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 29, 2010. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. During the second quarter of 2009, Acquisitions II opted to reduce the amount available under this credit agreement to $50.0 million. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of June 30, 2009, borrowing capacity under this agreement, net of outstanding amounts drawn, was $21.5 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than six months. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of June 30, 2009 and December 31, 2008, there was $8.1 million and $8.0 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

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

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2009 and December 31, 2008, $0.4 million and $0.7 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. In June 2009, the purchase price was reduced, resulting in partial reduction of the loan amount by $1.2 million, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008 was $0.4 million and $1.6 million, respectively.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. At both June 30, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

12. Commitments and Contingencies

        We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

        We had outstanding letters of credit totaling $36.0 million as of June 30, 2009, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through July 2010.

        We had guarantees totaling $33.7 million as of June 30, 2009, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consist of guarantees related to our defined benefit pension plans in the U.K. (in excess of our

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Commitments and Contingencies (Continued)

outstanding pension liability of $22.1 million as of June 30, 2009). The remaining guarantees primarily include debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through November 2010. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of June 30, 2009, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae's Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $613.5 million. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $243.6 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2009, CBRE Capital Markets had $0.8 million of cash reserved under this arrangement.

        An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2009, we had aggregate commitments of $41.6 million to fund future co-investments.

        Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2009, we had committed to fund $32.5 million of additional capital to these unconsolidated subsidiaries.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans

  Stock Incentive Plans

        2001 Stock Incentive Plan.    Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of June 30, 2009, outstanding stock options granted under the 2001 stock incentive plan to acquire 4,735,190 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92. As of June 30, 2009, all options granted under this plan were fully vested and exercisable. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the 2001 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans (Continued)

        As of June 30, 2009, 6,912,162 shares were subject to options issued under our 2004 stock incentive plan and 10,991,587 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during the six months ended June 30, 2009 have an exercise price of $8.44, which vest and are exercisable in equal quarterly increments over three years from the date of grant. All options granted under the 2004 stock incentive plan have had a term of five or seven years from the date of grant.

        A summary of the status of our outstanding stock options is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	12,748,593	$9.91
Exercised	(874,453)	4.68
Granted	53,316	8.44
Forfeited	(52,335)	20.03
Expired	(227,769)	14.83

Outstanding at June 30, 2009	11,647,352	$10.17

Vested and expected to vest at June 30, 2009 (1)	11,330,274	$10.17

Exercisable at June 30, 2009	8,318,692	$7.04

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

        The total estimated grant date fair value of stock options that vested during the six months ended June 30, 2009 was $0.3 million. The weighted average fair value of options granted by us was $3.95 and $9.56 for the three and six months ended June 30, 2009 and 2008, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.46%	2.93%	2.46%	2.93%
Expected volatility	51.97%	44.52%	51.97%	44.52%
Expected life	5 years	5 years	5 years	5 years

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

        Options outstanding at June 30, 2009 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	4,735,190	3.5	$1.92		4,735,190	$1.92
$6.33 - $8.44	1,502,909	0.3	7.43		1,455,517	7.43
$11.10 - $15.43	3,608,951	4.5	14.33		1,467,009	15.05
$22.00 - $25.67	779,113	4.2	23.45		393,923	23.50
$27.19 - $37.43	1,021,189	5.2	27.34		267,053	27.57

	11,647,352	3.6	$10.17	$38,013,412	8,318,692	$7.04	$38,013,412

        At June 30, 2009, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $38.0 million and 3.6 years, respectively.

        Total compensation expense related to stock options was $2.5 million for both the three months ended June 30, 2009 and 2008, and $4.9 million and $5.3 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options was approximately $18.2 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

        The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $2.1 million and $10.7 million, respectively. We recorded cash received from stock option exercises of $4.1 million and $2.9 million and related tax benefit of $0.4 million and $4.0 million during the six months ended June 30, 2009 and 2008, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

        We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the six months ended June 30, 2009 and 2008, we granted non-vested stock awards of 37,314 shares and 15,900 shares,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans (Continued)

respectively, which vest and are exercisable three years from the date of grant. We also granted 54,344 and 529,907 of non-vested stock units to certain of our employees during the six months ended June 30, 2009 and 2008, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2008	4,638,543	$19.39
Granted	91,658	5.37
Vested	(6,314)	26.33
Forfeited	(75,741)	20.88

Balance at June 30, 2009	4,648,146	$19.08

        Total compensation expense related to non-vested stock awards was $5.7 million and $3.9 million for the three months ended June 30, 2009 and 2008, respectively, and $11.4 million and $8.1 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $65.0 million, which is expected to be recognized over a weighted average period of approximately 3.8 years.

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

        On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would merge the DCPs and modify the remaining DCP pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new distribution elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. In December of 2008, all of our DCPs were merged into one DCP. These actions also accelerated future distributions from the DCP of cash and shares of our Class A common stock to the participants of such DCP during the six months ended June 30, 2009, but did not have a material effect on our consolidated statement of operations. The DCP is substantially fully-funded and the shares still to be distributed are included in our earnings per share calculations. In connection with 2009 distributions to the participants, we expect to receive a cash tax benefit of approximately $100 million. Upon completion of the distribution process, we expect the DCP will be terminated. Included in the accompanying consolidated balance sheets were DCP liabilities of $0.6 million and $244.9 million at June 30, 2009 and December 31, 2008, respectively, and assets set aside to cover the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans (Continued)

liability of $4.6 million and $229.8 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, there were 578,980 outstanding stock fund units under the DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $0.9 million and $5.5 million at June 30, 2009 and December 31, 2008, respectively.

14. Stockholders' Equity

        On June 4, 2009, we filed a Certificate of Amendment to our Restated Certificate of Incorporation that increased the total number of shares of Class A common stock that we are authorized to issue from 325,000,000 to 525,000,000 shares.

        On June 10, 2009, we completed the sale of 13,440,860 shares of our Class A common stock through a direct placement to Paulson & Co. Inc., which raised approximately $97.6 million of net proceeds. On June 11, 2009, we completed the sale of 5,682,684 shares of our Class A common stock through an at-the-market offering program, which raised approximately $48.8 million of net proceeds.

15. (Loss) Income Per Share

        Basic (loss) income per share attributable to CB Richard Ellis Group, Inc. is computed by dividing net (loss) income attributable to CB Richard Ellis Group, Inc. shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted income per share attributable to CB Richard Ellis Group, Inc., further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. (Loss) Income Per Share (Continued)

issuable shares consist of non-vested stock awards. The following is a calculation of (loss) income per share attributable to CB Richard Ellis Group, Inc. (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Computation of basic (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net (loss) income applicable to CB Richard Ellis Group, Inc. shareholders	$(6,637)	$16,563	$(43,326)	$37,017
Weighted average shares outstanding for basic (loss) income per share	265,683,366	203,435,495	263,851,431	203,273,086

Basic (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders	$(0.02)	$0.08	$(0.16)	$0.18

Computation of diluted (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net (loss) income applicable to CB Richard Ellis Group, Inc. shareholders	$(6,637)	$16,563	$(43,326)	$37,017
Weighted average shares outstanding for basic (loss) income per share	265,683,366	203,435,495	263,851,431	203,273,086
Dilutive effect of stock options	—	4,596,898	—	4,539,349
Dilutive effect of contingently issuable shares	—	356,170	—	247,266

Weighted average shares outstanding for diluted (loss) income per share	265,683,366	208,388,563	263,851,431	208,059,701

Diluted (loss) income per share attributable to CB Richard Ellis Group, Inc. shareholders	$(0.02)	$0.08	$(0.16)	$0.18

        For the three and six months ended June 30, 2009, all stock options and contingently issuable shares were anti-dilutive, since we reported net losses for these periods. Had we reported net income for the three and six months ended June 30, 2009, options to purchase 4,779,425 shares of common stock would have been included in the computation of diluted income per share, while options to purchase 6,867,927 shares of common stock would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2008, options to purchase 1,975,288 shares of common stock were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net (loss) income and other comprehensive income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized gains on interest rate swaps and interest rate caps, and unrealized holding gains on available for sale securities. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

        The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(13,706)	$14,081	$(68,125)	$29,410
Other comprehensive income:
Foreign currency translation gains and other	56,963	2,998	30,597	18,832
Unrealized gains on interest rate swaps and interest rate caps, net of $877 and $2,837 income tax provision for the three months and $3,938 and $2,129 income tax provision for the six months ended June 30, 2009 and 2008, respectively	1,240	16,960	5,846	1,329
Unrealized holding gains on available for sale securities, net	435	1,805	772	548

Total other comprehensive income	58,638	21,763	37,215	20,709
Comprehensive loss attributable to non-controlling interests	(7,069)	(2,482)	(24,799)	(7,607)
Comprehensive income (loss) attributable to CB Richard Ellis Group, Inc.	52,001	38,326	(6,111)	57,726

Comprehensive income (loss)	$44,932	$35,844	$(30,910)	$50,119

17. Pensions

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Pensions (Continued)

        Net periodic pension cost (benefit) consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest cost	$3,547	$4,627	$6,845	$9,307
Expected return on plan assets	(3,081)	(4,909)	(5,944)	(9,842)
Amortization of unrecognized net loss	258	163	498	328

Net periodic pension cost (benefit)	$724	$(119)	$1,399	$(207)

        We contributed $0.8 million and $1.6 million to fund our pension plans during the three and six months ended June 30, 2009, respectively. We expect to contribute a total of $3.3 million to fund our pension plans for the year ending December 31, 2009.

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

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at June 30, 2009
Lease termination costs	$3,410	$(2,369)	$1,041
Legal settlements anticipated	3,157	(844)	2,313

	$6,567	$(3,213)	$3,354

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

        The remaining liability associated with items previously charged to merger-related charges in connection with the Trammell Crow Company Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at June 30, 2009
Lease termination costs	$8,813	$(4,783)	$4,030

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

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at June 30, 2009
Lease termination costs	$4,541	$(2,283)	$2,258
Legal settlements anticipated	2,128	(11)	2,117

	$6,669	$(2,294)	$4,375

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

        The remaining liability associated with items previously charged to merger-related charges in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at June 30, 2009
Lease termination costs	$7,898	$(3,962)	$3,936

        The remaining liability for lease termination costs will be paid over the remaining contract periods through 2012.

19. Guarantor and Nonguarantor Financial Statements

        The following condensed consolidating financial information includes:

          (1)   Condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008; condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2008; and condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group, Inc. on a consolidated basis; and

          (2)   Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

        Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2009
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$110,226	$76,815	$122,475	$—	$309,520
Restricted cash	—	—	13,693	29,483	—	43,176
Receivables, net	—	1	300,507	365,970	—	666,478
Warehouse receivables (a)	—	—	145,705	—	—	145,705
Deferred compensation assets	—	4,561	—	—	—	4,561
Income taxes receivable	5,970	136,492	—	24,136	(56,607)	109,991
Prepaid expenses	—	—	50,893	54,077	—	104,970
Deferred tax assets, net	—	—	86,820	18,510	—	105,330
Real estate and other assets held for sale	—	—	—	20,529	—	20,529
Other current assets	—	1,659	32,581	13,310	—	47,550

Total Current Assets	5,974	252,939	707,014	648,490	(56,607)	1,557,810
Property and equipment, net	—	—	110,945	74,970	—	185,915
Goodwill	—	—	800,656	478,783	—	1,279,439
Other intangible assets, net	—	—	290,610	27,727	—	318,337
Investments in unconsolidated subsidiaries	—	—	91,576	73,900	—	165,476
Investments in consolidated subsidiaries	767,815	2,668,264	845,244	—	(4,281,323)	—
Inter-company loan receivable	—	78,341	635,000	23,921	(737,262)	—
Deferred tax assets, net	—	—	14,472	29,122	—	43,594
Real estate under development	—	—	—	192,652	—	192,652
Real estate held for investment	—	—	4,769	531,916	—	536,685
Available for sale securities	—	—	30,490	212	—	30,702
Other assets, net	—	19,548	50,051	38,769	—	108,368

Total Assets	$773,789	$3,019,092	$3,580,827	$2,120,462	$(5,075,192)	$4,418,978

Current Liabilities:
Accounts payable and accrued expenses	$18	$21,449	$121,539	$199,365	$—	$342,371
Deferred purchase consideration	—	—	3,257	—	—	3,257
Compensation and employee benefits payable	—	626	101,718	102,119	—	204,463
Accrued bonus and profit sharing	—	—	80,614	85,883	—	166,497
Deferred compensation liabilities	—	555	—	—	—	555
Income taxes payable	—	—	56,607	—	(56,607)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	145,705	—	—	145,705
Revolving credit facility	—	10,695	—	38,099	—	48,794
Other	—	—	380	8,100	—	8,480

Total short-term borrowings	—	10,695	146,085	46,199	—	202,979
Current maturities of long-term debt	—	108,500	410	593	—	109,503
Notes payable on real estate	—	—	—	191,186	—	191,186
Liabilities related to real estate and other assets held for sale	—	—	—	2,526	—	2,526
Other current liabilities	234	8,716	8,153	1,835	—	18,938

Total Current Liabilities	252	150,541	518,383	629,706	(56,607)	1,242,275
Long-Term Debt:
Senior secured term loans	—	1,664,750	—	—	—	1,664,750
11.625% senior subordinated notes, net	—	435,986	—	—	—	435,986
Other long-term debt	—	—	—	516	—	516
Inter-company loan payable	500,071	—	237,191	—	(737,262)	—

Total Long-Term Debt	500,071	2,100,736	237,191	516	(737,262)	2,101,252
Pension liability	—	—	—	22,073	—	22,073
Non-current tax liabilities	—	—	77,087	1,404	—	78,491
Notes payable on real estate	—	—	—	378,815	—	378,815
Other liabilities	—	—	79,902	29,850	—	109,752

Total Liabilities	500,323	2,251,277	912,563	1,062,364	(793,869)	3,932,658
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders' Equity	273,466	767,815	2,668,264	845,244	(4,281,323)	273,466
Non-controlling interests	—	—	—	212,854	—	212,854

Total Equity	273,466	767,815	2,668,264	1,058,098	(4,281,323)	486,320

Total Liabilities and Equity	$773,789	$3,019,092	$3,580,827	$2,120,462	$(5,075,192)	$4,418,978

(a)
Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes and our Credit Agreement, all warehouse receivables funded under the BofA, JP Morgan and Red Capital lines of credit are pledged to BofA, JP Morgan and Red Capital, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2008
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$7,203	$9,467	$142,149	$—	$158,823
Restricted cash	—	—	11,313	25,009	—	36,322
Receivables, net	—	—	341,037	410,903	—	751,940
Warehouse receivables (a)	—	—	210,473	—	—	210,473
Deferred compensation assets	—	225,704	—	—	—	225,704
Income taxes receivable	11,146	48,339	42,275	15,960	—	117,720
Prepaid expenses	—	—	46,494	47,788	—	94,282
Deferred tax assets, net	—	97,059	30,266	20,445	—	147,770
Real estate under development	—	—	—	56,322	—	56,322
Real estate and other assets held for sale	—	—	172	40,262	—	40,434
Other current assets	—	—	27,069	48,674	—	75,743

Total Current Assets	11,150	378,305	718,566	807,512	—	1,915,533
Property and equipment, net	—	—	127,436	80,540	—	207,976
Goodwill	—	—	799,591	452,232	—	1,251,823
Other intangible assets, net	—	—	283,715	27,732	—	311,447
Investments in unconsolidated subsidiaries	—	—	99,792	45,934	—	145,726
Investments in consolidated subsidiaries	763,426	2,424,837	772,762	—	(3,961,025)	—
Inter-company loan receivable	—	274,458	635,000	63,208	(972,666)	—
Deferred tax assets, net	—	—	18,874	25,609	—	44,483
Real estate under development	—	—	—	158,090	—	158,090
Real estate held for investment	—	—	4,612	531,367	—	535,979
Available for sale securities	—	—	28,569	225	—	28,794
Other assets, net	—	26,674	60,806	39,083	—	126,563

Total Assets	$774,576	$3,104,274	$3,549,723	$2,231,532	$(4,933,691)	$4,726,414

Current Liabilities:
Accounts payable and accrued expenses	$—	$3,826	$148,719	$243,113	$—	$395,658
Deferred purchase consideration	—	—	4,219	—	—	4,219
Compensation and employee benefits payable	—	—	138,224	117,184	—	255,408
Accrued bonus and profit sharing	—	—	136,416	158,803	—	295,219
Deferred compensation liabilities	—	239,464	—	—	—	239,464
Short-term borrowings:
Warehouse lines of credit (a)	—	—	210,473	—	—	210,473
Revolving credit facility	—	—	—	25,765	—	25,765
Other	—	—	1,827	8,000	—	9,827

Total short-term borrowings	—	—	212,300	33,765	—	246,065
Current maturities of long-term debt	—	208,550	805	1,307	—	210,662
Notes payable on real estate	—	—	—	176,372	—	176,372
Liabilities related to real estate and other assets held for sale	—	—	—	22,740	—	22,740
Other current liabilities	234	18,348	6,862	1,594	—	27,038

Total Current Liabilities	234	470,188	647,545	754,878	—	1,872,845
Long-Term Debt:
Senior secured term loans	—	1,865,200	—	—	—	1,865,200
Other long-term debt	—	—	788	771	—	1,559
Inter-company loan payable	659,656	—	313,010	—	(972,666)	—

Total Long-Term Debt	659,656	1,865,200	313,798	771	(972,666)	1,866,759
Pension liability	—	—	—	19,802	—	19,802
Non-current tax liabilities	—	—	77,460	1,245	—	78,705
Notes payable on real estate	—	—	—	420,242	—	420,242
Other liabilities	—	5,460	86,083	30,795	—	122,338

Total Liabilities	659,890	2,340,848	1,124,886	1,227,733	(972,666)	4,380,691
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders' Equity	114,686	763,426	2,424,837	772,762	(3,961,025)	114,686
Non-controlling interests	—	—	—	231,037	—	231,037

Total Equity	114,686	763,426	2,424,837	1,003,799	(3,961,025)	345,723

Total Liabilities and Equity	$774,576	$3,104,274	$3,549,723	$2,231,532	$(4,933,691)	$4,726,414

(a)
Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our Credit Agreement, all warehouse receivables funded under the BofA, JP Morgan and Red Capital lines of credit are pledged to BofA, JP Morgan and Red Capital, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$568,754	$386,913	$—	$955,667
Costs and expenses:
Cost of services	—	—	348,964	217,867	—	566,831
Operating, administrative and other	7,493	(1,637)	184,111	138,704	—	328,671
Depreciation and amortization	—	—	13,684	10,482	—	24,166

Total costs and expenses	7,493	(1,637)	546,759	367,053	—	919,668
Gain on disposition of real estate	—	—	—	2,925	—	2,925

Operating (loss) income	(7,493)	1,637	21,995	22,785	—	38,924
Equity loss from unconsolidated subsidiaries	—	—	238	1,505	—	1,743
Interest income	—	2	1,193	1,034	(992)	1,237
Interest expense	—	39,872	89	8,449	(992)	47,418
Royalty and management service (income) expense	—	—	(4,917)	4,917	—	—
(Loss) income from consolidated subsidiaries	(2,133)	21,051	5,843	—	(24,761)	—

(Loss) income before (benefit) provision for income taxes	(9,626)	(17,182)	33,621	8,948	(24,761)	(9,000)
(Benefit) provision for income taxes	(2,989)	(15,049)	12,570	10,174	—	4,706

Net (loss) income	(6,637)	(2,133)	21,051	(1,226)	(24,761)	(13,706)
Less: Net loss attributable to non-controlling interests	—	—	—	(7,069)	—	(7,069)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(6,637)	$(2,133)	$21,051	$5,843	$(24,761)	$(6,637)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$753,018	$561,855	$—	$1,314,873
Costs and expenses:
Cost of services	—	—	446,707	290,498	—	737,205
Operating, administrative and other	5,626	440	259,792	202,981	—	468,839
Depreciation and amortization	—	—	13,456	11,566	—	25,022

Total costs and expenses	5,626	440	719,955	505,045	—	1,231,066
Gain on disposition of real estate	—	—	483	3,559	—	4,042

Operating (loss) income	(5,626)	(440)	33,546	60,369	—	87,849
Equity loss from unconsolidated subsidiaries	—	—	4,981	6,771	—	11,752
Other loss	—	—	—	4,607	—	4,607
Interest income	—	71	1,926	3,475	(991)	4,481
Interest expense	—	32,497	212	9,842	(991)	41,560
Royalty and management service (income) expense	—	—	(4,163)	4,163	—	—
Income from consolidated subsidiaries	19,859	39,291	20,495	—	(79,645)	—

Income before (benefit) provision for income taxes	14,233	6,425	54,937	38,461	(79,645)	34,411
(Benefit) provision for income taxes	(2,330)	(13,434)	15,646	20,448	—	20,330

Net income	16,563	19,859	39,291	18,013	(79,645)	14,081
Less: Net loss attributable to non-controlling interests	—	—	—	(2,482)	—	(2,482)

Net income attributable to CB Richard Ellis Group, Inc.	$16,563	$19,859	$39,291	$20,495	$(79,645)	$16,563

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,127,154	$718,962	$—	$1,846,116
Costs and expenses:
Cost of services	—	—	701,054	419,196	—	1,120,250
Operating, administrative and other	14,966	2,788	344,546	272,530	—	634,830
Depreciation and amortization	—	—	27,517	22,041	—	49,558

Total costs and expenses	14,966	2,788	1,073,117	713,767	—	1,804,638
Gain on disposition of real estate	—	—	—	2,925	—	2,925

Operating (loss) income	(14,966)	(2,788)	54,037	8,120	—	44,403
Equity loss from unconsolidated subsidiaries	—	—	4,270	7,670	—	11,940
Interest income	—	28	2,067	2,485	(1,038)	3,542
Interest expense	—	67,343	223	15,688	(1,038)	82,216
Write-off of financing costs	—	29,255	—	—	—	29,255
Royalty and management service (income) expense	—	—	(5,988)	5,988	—	—
(Loss) income from consolidated subsidiaries	(34,330)	25,593	(1,132)	—	9,869	—

(Loss) income before (benefit) provision for income taxes	(49,296)	(73,765)	56,467	(18,741)	9,869	(75,466)
(Benefit) provision for income taxes	(5,970)	(39,435)	30,874	7,190	—	(7,341)

Net (loss) income	(43,326)	(34,330)	25,593	(25,931)	9,869	(68,125)
Less: Net loss attributable to non-controlling interests	—	—	—	(24,799)	—	(24,799)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(43,326)	$(34,330)	$25,593	$(1,132)	$9,869	$(43,326)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,511,724	$1,034,074	$—	$2,545,798
Costs and expenses:
Cost of services	—	—	898,362	543,289	—	1,441,651
Operating, administrative and other	12,228	53	505,282	383,621	—	901,184
Depreciation and amortization	—	—	27,365	21,459	—	48,824

Total costs and expenses	12,228	53	1,431,009	948,369	—	2,391,659
Gain on disposition of real estate	—	—	568	3,474	—	4,042

Operating (loss) income	(12,228)	(53)	81,283	89,179	—	158,181
Equity loss from unconsolidated subsidiaries	—	—	15,327	7,187	—	22,514
Other loss	—	—	—	4,607	—	4,607
Interest income	2	104	3,915	6,834	(1,148)	9,707
Interest expense	—	67,734	446	17,533	(1,148)	84,565
Royalty and management service (income) expense	—	—	(13,114)	13,114	—	—
Income from consolidated subsidiaries	44,179	88,978	36,700	—	(169,857)	—

Income before (benefit) provision for income taxes	31,953	21,295	119,239	53,572	(169,857)	56,202
(Benefit) provision for income taxes	(5,064)	(22,884)	30,261	24,479	—	26,792

Net income	37,017	44,179	88,978	29,093	(169,857)	29,410
Less: Net loss attributable to non-controlling interests	—	—	—	(7,607)	—	(7,607)

Net income attributable to CB Richard Ellis Group, Inc.	$37,017	$44,179	$88,978	$36,700	$(169,857)	$37,017

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$12,121	$(24,516)	$3,673	$(73,997)	$(82,719)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(3,593)	(2,287)	(5,880)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(5,648)	(10,933)	(16,581)
Contributions to unconsolidated subsidiaries	—	—	(3,266)	(32,509)	(35,775)
Distributions from unconsolidated subsidiaries	—	—	2,122	658	2,780
Proceeds from the sale of servicing rights and other assets	—	—	6,214	209	6,423
Additions to real estate held for investment	—	—	—	(7,914)	(7,914)
Increase in restricted cash	—	—	(2,380)	(3,430)	(5,810)
Other investing activities, net	—	—	(793)	—	(793)

Net cash used in investing activities	—	—	(7,344)	(56,206)	(63,550)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(300,500)	—	—	(300,500)
Proceeds from revolving credit facility	—	563,543	—	7,879	571,422
Repayment of revolving credit facility	—	(554,000)	—	—	(554,000)
Proceeds from 11.625% senior subordinated notes	—	435,928	—	—	435,928
Proceeds from notes payable on real estate held for investment	—	—	—	12,088	12,088
Repayment of notes payable on real estate held for investment	—	—	—	(997)	(997)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	32,170	32,170
Repayment of notes payable on real estate held for sale and under development	—	—	—	(32,046)	(32,046)
(Repayment of) proceeds from short-term borrowings and other loans, net	—	—	(1,501)	89	(1,412)
Proceeds from issuance of common stock, net	146,350	—	—	—	146,350
Proceeds from exercise of stock options	4,092	—	—	—	4,092
Incremental tax benefit from stock options exercised	373	—	—	—	373
Non-controlling interests contributions	—	—	—	15,660	15,660
Non-controlling interests distributions	—	—	—	(8,469)	(8,469)
Payment of financing costs	—	(28,722)	—	(503)	(29,225)
(Increase) decrease in inter-company receivables, net	(161,801)	11,290	72,520	77,991	—
Other financing activities, net	(1,135)	—	—	(891)	(2,026)

Net cash (used in) provided by financing activities	(12,121)	127,539	71,019	102,971	289,408
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	7,558	7,558

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	103,023	67,348	(19,674)	150,697
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	7,203	9,467	142,149	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$110,226	$76,815	$122,475	$309,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$47,310	$106	$9,829	$57,245

Income tax (refunds) payments, net	$(2,126)	$(9,221)	$(54,870)	$8,832	$(57,385)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$10,120	$(35,777)	$(184,472)	$(169,938)	$(380,067)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(14,174)	(12,689)	(26,863)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(29,043)	(130,289)	(159,332)
Contributions to unconsolidated subsidiaries	—	—	(15,257)	(14,808)	(30,065)
Distributions from unconsolidated subsidiaries	—	—	17,759	220	17,979
Proceeds from the sale of servicing rights and other assets	—	—	1,821	16	1,837
Additions to real estate held for investment	—	—	—	(97,398)	(97,398)
(Increase) decrease in restricted cash	—	—	(571)	20,352	19,781
Other investing activities, net	—	120	(259)	—	(139)

Net cash provided by (used in) investing activities	—	120	(39,724)	(234,596)	(274,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	300,000	—	—	300,000
Repayment of senior secured term loans	—	(6,250)	—	—	(6,250)
Proceeds from revolving credit facility	—	1,186,000	—	66,981	1,252,981
Repayment of revolving credit facility	—	(1,039,000)	—	(38,969)	(1,077,969)
Proceeds from notes payable on real estate held for investment	—	—	—	52,806	52,806
Proceeds from notes payable on real estate held for sale and under development	—	—	—	71,548	71,548
Repayment of notes payable on real estate held for sale and under development	—	—	—	(54,293)	(54,293)
(Repayment of) proceeds from short-term borrowings and other loans, net	—	—	(2,450)	3,710	1,260
Proceeds from exercise of stock options	2,877	—	—	—	2,877
Incremental tax benefit from stock options exercised	3,989	—	—	—	3,989
Non-controlling interests contributions	—	—	—	32,938	32,938
Non-controlling interests distributions	—	—	—	(21,415)	(21,415)
Payment of financing costs	—	(6,222)	—	(1,040)	(7,262)
(Increase) decrease in inter-company receivables, net	(17,046)	(385,111)	252,268	149,889	—
Other financing activities, net	60	—	—	(717)	(657)

Net cash (used in) provided by financing activities	(10,120)	49,417	249,818	261,438	550,553
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	11,358	11,358

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	13,760	25,622	(131,738)	(92,356)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	18,448	(12,207)	336,630	342,874

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3	$32,208	$13,415	$204,892	$250,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$63,673	$766	$9,681	$74,120

Income tax, net of refunds	$—	$—	$60,527	$64,408	$124,935

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

        Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through direct and indirect investments in real estate in the U.S., Europe and Asia.

        Our Development Services business consists of real estate development and investment activities primarily in the U.S., which we acquired in the Trammell Crow Company Acquisition on December 20, 2006.

        Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Americas	$601,565	$785,478	$1,178,606	$1,569,002
EMEA	176,595	299,738	338,756	542,499
Asia Pacific	122,652	155,667	215,746	293,099
Global Investment Management	32,606	42,746	69,902	82,235
Development Services	22,249	31,244	43,106	58,963

	$955,667	$1,314,873	$1,846,116	$2,545,798

EBITDA
Americas	$42,602	$64,195	$81,243	$130,480
EMEA	5,928	31,441	2,811	43,112
Asia Pacific	12,219	21,828	14,159	35,510
Global Investment Management	2,181	(15,470)	1,755	(16,845)
Development Services	5,486	(3,000)	6,852	(4,766)

	$68,416	$98,994	$106,820	$187,491

        EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Industry Segments (Continued)

from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business segments and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

        However, EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management's discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

        Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision (benefit) for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Industry Segments (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Americas
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(13,383)	$11,334	$(30,759)	$26,289
Add:
Depreciation and amortization	14,233	15,661	28,491	29,969
Interest expense	39,307	32,100	67,007	66,905
Write-off of financing costs	—	—	29,255	—
Royalty and management service income	(3,878)	(3,640)	(4,705)	(10,928)
Provision (benefit) for income taxes	7,163	10,254	(6,090)	21,418
Less:
Interest income	840	1,514	1,956	3,173

EBITDA	$42,602	$64,195	$81,243	$130,480

EMEA
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$6,954	$16,694	$(1,428)	$22,964
Add:
Depreciation and amortization	2,621	3,750	5,161	6,985
Interest expense	481	609	483	967
Royalty and management service expense	2,456	1,612	2,612	5,888
(Benefit) provision for income taxes	(6,488)	9,480	(3,688)	8,674
Less:
Interest income	96	704	329	2,366

EBITDA	$5,928	$31,441	$2,811	$43,112

Asia Pacific
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(2,022)	$9,547	$(1,535)	$13,378
Add:
Depreciation and amortization	2,128	1,872	4,256	3,625
Interest expense	745	1,962	1,393	2,892
Royalty and management service expense	1,220	1,660	1,677	4,225
Provision for income taxes	10,293	7,103	8,619	12,089
Less:
Interest income	145	316	251	699

EBITDA	$12,219	$21,828	$14,159	$35,510

Global Investment Management
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$4,490	$(14,312)	$(1,011)	$(12,109)
Add:
Depreciation and amortization	1,186	848	2,389	1,647
Interest expense	1,041	1,027	1,589	1,367
Royalty and management service expense	202	368	416	815
Benefit for income taxes	(4,703)	(2,853)	(1,176)	(7,771)
Less:
Interest income	35	548	452	794

EBITDA	$2,181	$(15,470)	$1,755	$(16,845)

Development Services
Net loss attributable to CB Richard Ellis Group, Inc.	$(2,676)	$(6,700)	$(8,593)	$(13,505)
Add:
Depreciation and amortization	3,998	2,891	9,261	6,598
Interest expense	5,844	5,862	11,744	12,434
Benefit for income taxes	(1,559)	(3,654)	(5,006)	(7,618)
Less:
Interest income	121	1,399	554	2,675

EBITDA	$5,486	$(3,000)	$6,852	$(4,766)

21. Subsequent Events

        On July 16, 2009, we initiated a loan modification program with our lenders for participants in our Credit Agreement, which is designed to provide us additional flexibility relative to our Credit Agreement debt amortization schedule and maturities.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended June 30, 2009, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

        We are the world's largest commercial real estate services firm, based on 2008 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2008, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 30,000 employees providing commercial real estate services under the "CB Richard Ellis" brand name and development services under the "Trammell Crow" brand name. Our business is focused on several service competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, 2008 and 2009, we were included on the Business Week list of 50 "Best in Class" companies across all industries, and the Fortune list of Fastest Growing U.S. Companies in 2007 and 2008 and its list of Most Admired Companies in 2009. In 2008, we became the first commercial real estate services firm to be included in the Fortune 500 and we remain the only commercial real estate services company on this list in 2009. In 2009, the International Association of Outsourcing Professionals ranked us the #1 outsourcing company in commercial real estate services.

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

  Macroeconomic Conditions

        Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, or the public perception that any of these events may occur, have negatively affected and may continue to negatively affect the performance of many of our business lines. Recently, the severe global economic downturn and credit market crisis have had significant adverse effects on our businesses globally. Weak economic conditions have resulted in, and may continue to result in, a general decrease in transaction activity, declines in occupancy levels, rental rates and property values as well as restrained corporate spending. These trends, in turn, have reduced, and may continue to reduce, revenue from property management fees and brokerage commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets.

        Adverse changes in economic conditions have also affected, and will continue to affect, our compensation expense, which is generally structured to decrease in line with any fall in revenues. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they recently have been, our management has taken decisive actions to improve operational performance by, among other actions, reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels. Notwithstanding these actions, adverse global and regional economic changes remain one of the most significant risks to our financial condition and results of operations.

        Economic conditions in the Americas, our largest segment in terms of revenue, began to rebound in 2003 from the economic downturn in 2001 and 2002. The recovery, which positively impacted the commercial real estate market generally, continued through the second quarter of 2007, helping to improve our Americas segment's revenue, particularly leasing and sales revenue. Since the third quarter of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors and the impact of sharply higher energy costs. The weakening economic activity developed into a recession, affecting all segments of the economy, in early 2008, as both consumer and business spending dropped. This weakening economic activity, coupled with capital market stresses, led to a global financial disruption in the third quarter of 2008, the consequences of which have continued through the first half of 2009. This disruption caused credit markets to freeze up, investors to become more risk averse and assets of all types, from the riskiest to the most secure, to lose value. These conditions also caused the economy to contract further and job losses to accelerate throughout 2008 and continuing through the first half of 2009. This has resulted in a decline in leasing activity and space absorption, rising vacancy rates and decreasing rents across the United States. Investment sales activity in the United States has been falling sharply from peak levels in 2007 and has continued to decline through the second quarter of 2009. This decline is the result of an absence of debt financing, weakening property fundamentals, and the re-pricing of risk in the face of economic and market uncertainty.

        The weakening capital markets trend experienced in the United States began to manifest in the United Kingdom in late 2007, and in continental Europe beginning in early 2008. As a result, investment sales and investment management activities in Europe worsened progressively throughout 2008 and the first half of 2009. The major European economies also entered into a recession in 2008, which continued through the first half of 2009, resulting in lower levels of leasing activity. The markets in Asia Pacific have also been affected, albeit generally to a lesser degree than the United States and Europe, by the global credit market dislocation and economic difficulties, as reflected in lower investment sales and leasing activity in 2008 and the first half of 2009. The deteriorating conditions have also adversely affected our Global Investment Management and Development Services businesses beginning in late 2007 and continuing through the first half of 2009 as property values decreased sharply and disposition opportunities have been markedly reduced.

        The recovery of our sales, leasing and investment management and development services businesses is contingent on, among other things, the U.S. and global economies resuming their growth and credit markets attaining stability and predictability over a sustained period.

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

        Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. Our acquirees have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. In 2008, we completed 16 acquisitions with an aggregate purchase price of approximately $181 million. In light of the current economic environment, no acquisitions were completed during the six months ended June 30, 2009.

        Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through June 30, 2009, we have incurred expenses of $41.9 million related to Insignia and $56.6 million related to Trammell Crow Company in connection with the integration of these companies' business lines, as well as accounting and other systems, into our own. During the six months ended June 30, 2009, we incurred $3.5 million of integration expenses, the majority of which were related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses relating to past acquisitions of approximately $7 million during 2009, which include residual integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to a strategic in-fill acquisition in 2006.

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

  Leverage

        We are highly leveraged and have significant debt service obligations. As of June 30, 2009, our total debt, excluding our notes payable on real estate and warehouse lines of credit, was approximately $2.3 billion. Our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

        Following the successful amendment to our Credit Agreement in the first quarter of 2009, which gave us increased flexibility, in the second quarter of 2009, we issued $450.0 million of 11.625% senior subordinated notes due June 15, 2017. During the three months ended June 30, 2009, we also prepaid $145.8 million of our tranche A term loan facility and $42.3 million of our tranche A-1 term loan facility. These actions significantly extended the weighted average maturity of our outstanding debt. In addition, on July 16, 2009, we initiated a loan modification program with our lenders for participants in our Credit Agreement, which is designed to provide us additional flexibility relative to our Credit Agreement debt amortization schedule and maturities.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended June 30, 2009.

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

Results of Operations

        The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Revenue	$955,667	100.0%	$1,314,873	100.0%	$1,846,116	100.0%	$2,545,798	100.0%
Costs and expenses:
Cost of services	566,831	59.3	737,205	56.1	1,120,250	60.7	1,441,651	56.6
Operating, administrative and other	328,671	34.4	468,839	35.7	634,830	34.4	901,184	35.4
Depreciation and amortization	24,166	2.5	25,022	1.8	49,558	2.7	48,824	1.9

Total costs and expenses	919,668	96.2	1,231,066	93.6	1,804,638	97.8	2,391,659	93.9
Gain on disposition of real estate	2,925	0.3	4,042	0.3	2,925	0.2	4,042	0.1

Operating income	38,924	4.1	87,849	6.7	44,403	2.4	158,181	6.2
Equity loss from unconsolidated subsidiaries	1,743	0.2	11,752	0.9	11,940	0.6	22,514	0.9
Other loss	—	—	4,607	0.3	—	—	4,607	0.2
Interest income	1,237	0.1	4,481	0.3	3,542	0.2	9,707	0.4
Interest expense	47,418	4.9	41,560	3.2	82,216	4.5	84,565	3.3
Write-off of financing costs	—	—	—	—	29,255	1.6	—	—

(Loss) income before provision (benefit) for income taxes	(9,000)	(0.9)	34,411	2.6	(75,466)	(4.1)	56,202	2.2
Provision (benefit) for income taxes	4,706	0.5	20,330	1.5	(7,341)	(0.4)	26,792	1.0

Net (loss) income	(13,706)	(1.4)	14,081	1.1	(68,125)	(3.7)	29,410	1.2
Less: Net loss attributable to non-controlling interests	(7,069)	(0.7)	(2,482)	(0.2)	(24,799)	(1.4)	(7,607)	(0.3)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(6,637)	(0.7)%	$16,563	1.3%	$(43,326)	(2.3)%	$37,017	1.5%

EBITDA	$68,416	7.2%	$98,994	7.5%	$106,820	5.8%	$187,491	7.4%

        EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business segments and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

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

        EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(6,637)	$16,563	$(43,326)	$37,017
Add:
Depreciation and amortization	24,166	25,022	49,558	48,824
Interest expense	47,418	41,560	82,216	84,565
Write-off of financing costs	—	—	29,255	—
Provision (benefit) for income taxes	4,706	20,330	(7,341)	26,792
Less:
Interest income	1,237	4,481	3,542	9,707

EBITDA	$68,416	$98,994	$106,820	$187,491

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

        We reported a consolidated net loss of $6.6 million for the three months ended June 30, 2009 on revenue of $955.7 million as compared to consolidated net income of $16.6 million on revenue of $1.3 billion for the three months ended June 30, 2008.

        Our revenue on a consolidated basis for the three months ended June 30, 2009 decreased by $359.2 million, or 27.3%, as compared to the three months ended June 30, 2008. This decrease was primarily driven by weak worldwide sales and leasing activity as well as lower appraisal revenue, all resulting from the continuation of challenging global economic conditions. While our outsourcing business continued to add new clients and expand existing relationships, its revenue also declined slightly in the current year period as a result of client actions to restrain spending and a rise in vacancy rates as well as loss of clients due to consolidations. We expect this trend in our outsourcing business to continue in the near term. Foreign currency translation had a $69.9 million negative impact on total revenue during the three months ended June 30, 2009.

        Our cost of services on a consolidated basis decreased by $170.4 million, or 23.1%, during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. Foreign currency translation had a $40.9 million positive impact on cost of services during the three months ended June 30, 2009. Cost of services as a percentage of revenue increased from 56.1% for the three months ended June 30, 2008 to 59.3% for the three months ended June 30, 2009. This increase was primarily driven by the large decrease in overall revenue and a shift in the mix of revenues with outsourcing, including reimbursables, comprising a materially greater portion of the total than in the prior year period.

        Our operating, administrative and other expenses on a consolidated basis decreased by $140.2 million, or 29.9%, during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was driven by cost reduction measures taken in response to weakened macroeconomic market conditions that started in 2008 and continued through the second quarter of 2009, which led to lower overall operating costs, particularly payroll-related, travel and marketing costs. The decrease was also driven by reduced incentive compensation expense, including bonuses and carried interest expense (within our Global Investment Management segment), resulting from lower business performance. Foreign currency translation had a $22.3 million positive impact on total operating expenses during the three months ended June 30, 2009. As a result of cost reduction efforts, operating expenses as a percentage of revenue decreased from 35.7% for the three months ended June 30, 2008 to 34.4% for the three months ended June 30, 2009. We are continuing to look for ways to realize further operational efficiencies and cost savings in order to maximize our operating margins and cash flow in the future.

        Our depreciation and amortization expense on a consolidated basis was relatively consistent at $24.2 million for the three months ended June 30, 2009 as compared to $25.0 million for the three months ended June 30, 2008.

        Our gain on disposition of real estate on a consolidated basis was $2.9 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively. These gains resulted from activity within our Development Services segment.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis decreased by $10.0 million, or 85.2%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was primarily driven by higher non-cash write-downs resulting from declines in value of investments in our Global Investment Management segment in the prior year period. Additionally, higher equity income generated from our Development Services segment in the current year period also contributed to the variance.

        Our other loss on a consolidated basis was $4.6 million for the three months ended June 30, 2008, which related to a decline in market valuation of an investment maintained within our Global Investment Management segment.

        Our consolidated interest income was $1.2 million for the three months ended June 30, 2009, a decrease of $3.2 million, or 72.4%, as compared to the three months ended June 30, 2008. This decrease was mainly driven by lower interest income earned in our Americas and EMEA segments as a result of lower average cash balances in the current year and our Development Services segment due to a decrease in notes receivable in the current year.

        Our consolidated interest expense increased by $5.9 million during the three months ended June 30, 2009, or 14.1%, as compared to the three months ended June 30, 2008. The increase was primarily due to higher interest expense associated with our Credit Agreement as well as interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009.

        Our provision for income taxes decreased by $15.6 million during the three months ended June 30, 2009, or 76.9%, as compared to the three months ended June 30, 2008. Our effective tax rate, after adjusting pre-tax (loss) income to remove the portion attributable to non-controlling interests, was negative 243.7% for the three months ended June 30, 2009 versus 55.1% for the three months ended June 30, 2008. The decrease in the provision for income taxes as well as the change in our effective tax rate was mainly attributable to a significant decrease in pre-tax income for the three months ended June 30, 2009 versus the same period in the prior year, the change in our mix of domestic and foreign earnings (losses) and due to a greater impact in the current year of losses sustained in jurisdictions where no tax benefit can be provided.

        Our net loss attributable to non-controlling interests on a consolidated basis was $7.1 million for the three months ended June 30, 2009 as compared to $2.5 million for the three months ended June 30, 2008. This variance primarily reflects our non-controlling interests' share of losses incurred within our Development Services and Global Investment Management segments.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

        We reported a consolidated net loss of $43.3 million for the six months ended June 30, 2009 on revenue of $1.8 billion as compared to consolidated net income of $37.0 million on revenue of $2.5 billion for the six months ended June 30, 2008.

        Our revenue on a consolidated basis for the six months ended June 30, 2009 decreased by $699.7 million, or 27.5%, as compared to the six months ended June 30, 2008. This decrease was primarily driven by weak worldwide sales and leasing activity as well as lower appraisal revenue, all resulting from the continuation of challenging global economic conditions. While our outsourcing business continued to add new clients and expand existing relationships, its revenue also declined slightly in the current year period as a result of client actions to restrain spending, a rise in vacancy rates as well as loss of clients due to consolidations and bankruptcies. Foreign currency translation had a $138.2 million negative impact on total revenue during the six months ended June 30, 2009.

        Our cost of services on a consolidated basis decreased by $321.4 million, or 22.3%, during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. Foreign currency translation had an $82.8 million positive impact on cost of services during the six months ended June 30, 2009. Cost of services as a percentage of revenue increased from 56.6% for the six months ended June 30, 2008 to 60.7% for the six months ended June 30, 2009. This increase was primarily driven by the large decrease in overall revenue and a shift in the mix of revenues with outsourcing, including reimbursables, comprising a materially greater portion of the total than in the prior year period.

        Our operating, administrative and other expenses on a consolidated basis decreased by $266.4 million, or 29.6%, during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease was driven by cost reduction measures that started in 2008 and continued through the second quarter of 2009, which led to lower operating costs, particularly payroll-related, travel and marketing costs. The decrease was also driven by reduced incentive compensation expense, including bonuses and carried interest expense (within our Global Investment Management segment), resulting from lower business performance. Foreign currency translation had a $43.3 million positive impact on total operating expenses during the six months ended June 30, 2009. These reductions were partially offset by impairment charges incurred in our Development Services segment. Nevertheless, as a result of our aggressive cost cutting measures, operating expenses as a percentage of revenue decreased from 35.4% for the six months ended June 30, 2008 to 34.4% for the six months ended June 30, 2009.

        Our depreciation and amortization expense on a consolidated basis was relatively consistent at $49.6 million for the six months ended June 30, 2009 as compared to $48.8 million for the six months ended June 30, 2008.

        Our gain on disposition of real estate on a consolidated basis was $2.9 million and $4.0 million for the six months ended June 30, 2009 and 2008, respectively. These gains resulted from activity within our Development Services segment.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis decreased by $10.6 million, or 47.0%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease was primarily driven by a $10.6 million non-cash write-down of our investment in Realty Finance Corporation attributable to a decline in market valuation in the prior year period, which did not recur in the current year. Higher non-cash write-downs resulting from declines in value of investments in our Global Investment Management segment were mostly offset by increased equity income generated from our Development Services segment in the current year period.

        Our other loss on a consolidated basis was $4.6 million for the six months ended June 30, 2008, which related to a decline in market valuation of an investment maintained within our Global Investment Management segment.

        Our consolidated interest income was $3.5 million for the six months ended June 30, 2009, a decrease of $6.2 million, or 63.5%, as compared to the six months ended June 30, 2008. This decrease was mainly driven by lower interest income earned in our Americas and EMEA segments as a result of lower average cash balances in the current year and our Development Services segment due to a decrease in notes receivable in the current year.

        Our consolidated interest expense decreased by $2.3 million during the six months ended June 30, 2009, or 2.8%, as compared to the six months ended June 30, 2008. The decrease was primarily due to lower interest expense associated with our Credit Agreement, partially offset by higher interest expense in the current year period associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009.

        We wrote off $29.3 million of financing costs during the six months ended June 30, 2009 in connection with the amendment of our Credit Agreement on March 24, 2009.

        Our benefit for income taxes on a consolidated basis was $7.3 million for the six months ended June 30, 2009 as compared to a provision for income taxes of $26.8 million for the six months ended June 30, 2008. The benefit for income taxes in the current year period was mainly attributable to a pre-tax loss reported as compared to pre-tax income in the prior year period. Our effective tax rate, after adjusting pre-tax (loss) income to remove the portion attributable to non-controlling interests, decreased to 14.5% for the six months ended June 30, 2009 as compared to 42.0% for the six months ended June 30, 2008. The decrease in the effective tax rate was primarily the result of the change in our mix of domestic and foreign earnings (losses) as well as a greater impact in the current year of losses sustained in jurisdictions where no tax benefit can be provided and the impact of discrete items.

        Our net loss attributable to non-controlling interests on a consolidated basis was $24.8 million for the six months ended June 30, 2009 as compared to $7.6 million for the six months ended June 30, 2008. This variance primarily reflects our non-controlling interests' share of losses incurred within our Development Services and Global Investment Management segments.

Segment Operations

        The following table summarizes our revenue, costs and expenses, operating income (loss) and EBITDA by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Americas
Revenue	$601,565	100.0%	$785,478	100.0%	$1,178,606	100.0%	$1,569,002	100.0%
Costs and expenses:
Cost of services	385,402	64.1	487,655	62.1	768,494	65.2	972,023	62.0
Operating, administrative and other	175,442	29.2	235,003	29.9	332,241	28.2	457,458	29.2
Depreciation and amortization	14,233	2.3	15,661	2.0	28,491	2.4	29,969	1.8

Operating income	$26,488	4.4%	$47,159	6.0%	$49,380	4.2%	$109,552	7.0%

EBITDA (1)	$42,602	7.1%	$64,195	8.2%	$81,243	6.9%	$130,480	8.3%

EMEA
Revenue	$176,595	100.0%	$299,738	100.0%	$338,756	100.0%	$542,499	100.0%
Costs and expenses:
Cost of services	109,345	61.9	162,968	54.4	219,362	64.8	305,005	56.2
Operating, administrative and other	61,216	34.7	105,776	35.3	116,900	34.5	195,285	36.0
Depreciation and amortization	2,621	1.5	3,750	1.2	5,161	1.5	6,985	1.3

Operating income (loss)	$3,413	1.9%	$27,244	9.1%	$(2,667)	(0.8)%	$35,224	6.5%

EBITDA (1)	$5,928	3.4%	$31,441	10.5%	$2,811	0.8%	$43,112	7.9%

Asia Pacific
Revenue	$122,652	100.0%	$155,667	100.0%	$215,746	100.0%	$293,099	100.0%
Costs and expenses:
Cost of services	72,084	58.8	86,582	55.6	132,394	61.4	164,623	56.2
Operating, administrative and other	37,569	30.6	45,550	29.3	67,518	31.3	90,871	31.0
Depreciation and amortization	2,128	1.7	1,872	1.2	4,256	1.9	3,625	1.2

Operating income	$10,871	8.9%	$21,663	13.9%	$11,578	5.4%	$33,980	11.6%

EBITDA (1)	$12,219	10.0%	$21,828	14.0%	$14,159	6.6%	$35,510	12.1%

Global Investment Management
Revenue	$32,606	100.0%	$42,746	100.0%	$69,902	100.0%	$82,235	100.0%
Costs and expenses:
Operating, administrative and other	26,909	82.5	40,997	95.9	56,291	80.5	81,791	99.5
Depreciation and amortization	1,186	3.7	848	2.0	2,389	3.4	1,647	2.0

Operating income (loss)	$4,511	13.8%	$901	2.1%	$11,222	16.1%	$(1,203)	(1.5)%

EBITDA (1)	$2,181	6.7%	$(15,470)	(36.2)%	$1,755	2.5%	$(16,845)	(20.5)%

Development Services
Revenue	$22,249	100.0%	$31,244	100.0%	$43,106	100.0%	$58,963	100.0%
Costs and expenses:
Operating, administrative and other	27,535	123.8	41,513	132.9	61,880	143.6	75,779	128.5
Depreciation and amortization	3,998	18.0	2,891	9.2	9,261	21.5	6,598	11.2
Gain on disposition of real estate	2,925	13.2	4,042	12.9	2,925	6.8	4,042	6.8

Operating loss	$(6,359)	(28.6)%	$(9,118)	(29.2)%	$(25,110)	(58.3)%	$(19,372)	(32.9)%

EBITDA (1)	$5,486	24.7%	$(3,000)	(9.6)%	$6,852	15.9%	$(4,766)	(8.1)%

(1)
See Note 20 of the Notes to Consolidated Financial Statements for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP, which is segment net (loss) income.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Americas

        Revenue decreased by $183.9 million, or 23.4%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was primarily driven by lower sales and leasing activity due to the continuation of weak global economic conditions. Foreign currency translation had an $11.1 million negative impact on total revenue during the three months ended June 30, 2009.

        Cost of services decreased by $102.3 million, or 21.0%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to lower commission expense resulting from lower sales and lease transaction revenue. Foreign currency translation had a $6.8 million positive impact on cost of services during the three months ended June 30, 2009. Cost of services as a percentage of revenue increased from 62.1% for the three months ended June 30, 2008 to 64.1% for the three months ended June 30, 2009 primarily due to the large decrease in overall revenue and a shift in our business mix more towards outsourcing services.

        Operating, administrative and other expenses decreased by $59.6 million, or 25.3%, mainly driven by cost containment measures put in place in 2008 and 2009, which led to a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. The decrease was also attributable to a reduction in bonuses, which resulted from the lower business performance. Foreign currency translation had a $3.2 million positive impact on total operating expenses during the three months ended June 30, 2009.

EMEA

        Revenue decreased by $123.1 million, or 41.1%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decline was primarily attributable to lower sales, leasing and appraisal activities throughout the region. Foreign currency translation had a $39.0 million negative impact on total revenue during the three months ended June 30, 2009.

        Cost of services decreased by $53.6 million, or 32.9%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was largely driven by foreign currency translation, which had a $24.2 million positive impact on cost of services during the three months ended June 30, 2009. Lower bonuses and commission expense resulting from lower revenue also contributed to the variance. Cost of services as a percentage of revenue increased from 54.4% for the three months ended June 30, 2008 to 61.9% for the three months ended June 30, 2009, primarily driven by the sharp decline in revenue.

        Operating, administrative and other expenses decreased by $44.6 million, or 42.1%, mainly due to aggressive actions taken to cut costs, which resulted in a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. A decrease in bonuses as a result of the lower business performance also contributed to this variance. Foreign currency translation had a $13.1 million positive impact on total operating expenses during the three months ended June 30, 2009.

Asia Pacific

        Revenue decreased by $33.0 million, or 21.2%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This revenue decrease was primarily driven by lower sales and leasing activity throughout the region. Foreign currency translation had a $16.1 million negative impact on total revenue during the three months ended June 30, 2009.

        Cost of services decreased by $14.5 million, or 16.7%, mainly due to foreign currency translation, which had a $9.9 million positive impact on cost of services for the three months ended June 30, 2009.

Lower bonuses and commission expense resulting from lower revenue also contributed to the variance. Cost of services as a percentage of revenue increased from 55.6% for the three months ended June 30, 2008 to 58.8% for the three months ended June 30, 2009, primarily driven by the significant decline in revenue.

        Operating, administrative and other expenses decreased by $8.0 million, or 17.5%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was primarily due to lower operating costs, including payroll-related, travel and marketing costs, which were driven by cost containment measures put in place during 2008 and 2009. Foreign currency translation had a $4.3 million positive impact on total operating expenses during the three months ended June 30, 2009.

Global Investment Management

        Revenue decreased by $10.1 million, or 23.7%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 attributable to lower asset management fees as well as acquisition fees in the current year period. Asset management fees decreased primarily due to downward pressure on certain asset management fee structures as well as foreign currency exchange rate changes. Foreign currency translation had a $3.7 million negative impact on total revenue during the three months ended June 30, 2009.

        Operating, administrative and other expenses decreased by $14.1 million, or 34.4%, primarily due to lower bonuses driven by reduced revenues. Also contributing to the variance was lower net carried interest incentive compensation expense of $2.9 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management. Foreign currency translation had a $1.7 million positive impact on total operating expenses during the three months ended June 30, 2009.

        Total assets under management (AUM) as of June 30, 2009 totaled $36.4 billion, down 5% from year-end 2008, but up slightly from March 31, 2009.

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

Development Services

        Revenue decreased by $9.0 million, or 28.8%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily due to lower construction revenue driven by the continuation of weak market conditions.

        Operating, administrative and other expenses decreased by $14.0 million, or 33.7%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was primarily due to lower job construction costs as well as a decrease in payroll-related costs, including bonuses, driven by cost containment efforts in 2008 and 2009 as well as lower business performance in the current year period.

        Development projects in process as of June 30, 2009 totaled $5.2 billion, down slightly from year-end 2008. The inventory of pipeline deals as of June 30, 2009 stood at $1.5 billion, down 40% from year-end 2008.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Americas

        Revenue decreased by $390.4 million, or 24.9%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease was primarily driven by lower sales and leasing activity due to the continuation of weak global economic conditions. Foreign currency translation had a $23.7 million negative impact on total revenue during the six months ended June 30, 2009.

        Cost of services decreased by $203.5 million, or 20.9%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to lower commission expense resulting from lower sales and lease transaction revenue. Foreign currency translation had a $15.1 million positive impact on cost of services during the six months ended June 30, 2009. Cost of services as a percentage of revenue increased from 62.0% for the six months ended June 30, 2008 to 65.2% for the six months ended June 30, 2009 primarily due to the large decrease in overall revenue and a shift in our business mix more towards outsourcing services.

        Operating, administrative and other expenses decreased by $125.2 million, or 27.4%, mainly driven by cost containment measures put in place in 2008 and 2009, which led to a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. The decrease was also attributable to a reduction in bonuses, which resulted from the lower business performance. Foreign currency translation had a $7.1 million positive impact on total operating expenses during the six months ended June 30, 2009.

EMEA

        Revenue decreased by $203.7 million, or 37.6%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decline was primarily attributable to lower sales, leasing and appraisal activities throughout the region. Foreign currency translation had a $77.3 million negative impact on total revenue during the six months ended June 30, 2009.

        Cost of services decreased by $85.6 million, or 28.1%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease was largely driven by foreign currency translation, which had a $48.6 million positive impact on cost of services during the six months ended June 30, 2009. Lower bonuses and commission expense resulting from lower revenue also contributed to the variance. Cost of services as a percentage of revenue increased from 56.2% for the six months ended June 30, 2008 to 64.8% for the six months ended June 30, 2009, primarily driven by the sharp decline in revenue.

        Operating, administrative and other expenses decreased by $78.4 million, or 40.1%, mainly due to aggressive actions taken to cut costs, which led to a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. A reduction in bonuses resulting from the lower business performance also contributed to the variance. Foreign currency translation had a $24.6 million positive impact on total operating expenses during the six months ended June 30, 2009.

Asia Pacific

        Revenue decreased by $77.4 million, or 26.4%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This revenue decrease was primarily driven by lower sales and leasing activity throughout the region. Foreign currency translation had a $29.6 million negative impact on total revenue during the six months ended June 30, 2009.

        Cost of services decreased by $32.2 million, or 19.6%, mainly due to foreign currency translation, which had a $19.1 million positive impact on cost of services for the six months ended June 30, 2009. Reduced commission expense and bonuses resulting from the lower revenue also contributed to the variance. Cost of services as a percentage of revenue increased from 56.2% for the six months ended June 30, 2008 to 61.4% for the six months ended June 30, 2009, primarily driven by the significant decline in overall revenue as well as a shift in our business mix more towards outsourcing services.

        Operating, administrative and other expenses decreased by $23.4 million, or 25.7%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease was primarily due to lower operating costs, including payroll-related, travel and marketing costs, which were driven by cost containment measures put in place during 2008 and 2009. A decrease in bonuses driven by the lower results also contributed to the variance. Foreign currency translation had a $6.7 million positive impact on total operating expenses during the six months ended June 30, 2009.

Global Investment Management

        Revenue decreased by $12.3 million, or 15.0%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to lower asset management, acquisition, disposition and incentive fees in the current year period resulting from the continuation of constraints in the capital markets. Foreign currency translation had a $7.6 million negative impact on total revenue during the six months ended June 30, 2009.

        Operating, administrative and other expenses decreased by $25.5 million, or 31.2%, primarily due to lower net carried interest incentive compensation expense of $11.3 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, including the net reversal of previously accrued carried interest incentive compensation of $3.4 million in the current year period. Lower bonuses driven by the reduced revenues also contributed to the variance. Foreign currency translation had a $4.9 million positive impact on total operating expenses during the six months ended June 30, 2009.

Development Services

        Revenue decreased by $15.9 million, or 26.9%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to lower construction revenue driven by the continuation of weak market conditions.

        Operating, administrative and other expenses decreased by $13.9 million, or 18.3%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Impairment charges related to real estate assets and notes receivable of $12.1 million incurred in the current year period were more than offset by lower payroll-related costs, including bonuses, as a result of cost containment efforts in 2008 through 2009, and a decrease in job construction costs.

Liquidity and Capital Resources

        We believe that we can satisfy our 2009 working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2009 expected capital requirements include approximately $30 million of anticipated net capital expenditures, of which $5.3 million was funded during the six months ended June 30, 2009. As of June 30, 2009, we had aggregate commitments of $41.6 million to fund future co-investments in our Global Investment Management business, of which $30.8 million is expected to be funded during 2009. Additionally, as of June 30, 2009, we had committed to fund $32.5 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. The global credit markets have recently experienced unprecedented volatility, which may affect both the availability and cost of our funding sources in the future.

        During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. Absent extraordinary transactions such as these, we historically have not sought external sources of financing and relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary transactions, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

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

        Our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two elements. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments would be available on attractive terms, if at all.

        The second long-term liquidity need has historically been our obligations related to our deferred compensation plans, or DCPs. On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or terminate our U.S. deferred compensation plans, subject to applicable regulatory requirements. We notified participants that we would merge the DCPs and modify the remaining DCP pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new distribution elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. In December of 2008, all of our DCPs were merged into one DCP. These actions also accelerated future distributions from the DCP of cash and shares of our Class A common stock to the participants of such DCP during the six months ended June 30, 2009, but did not have a material effect on our consolidated statement of operations. The DCP is substantially fully-funded and the shares still to be distributed are included in our earnings per share calculations. In connection with the 2009 distributions to the participants, we expect to receive a cash tax benefit of approximately $100 million. Upon completion of the distribution process, we expect the DCP will be terminated.

        On November 18, 2008, we completed a public offering of 57.5 million shares of our Class A common stock, which raised $206.7 million of net proceeds used for general corporate purposes.

        On June 10, 2009, we completed the sale of 13,440,860 shares of our Class A common stock through a direct placement to Paulson & Co. Inc., which raised approximately $97.6 million of net proceeds. On June 11, 2009, we completed the sale of 5,682,684 shares of our Class A common stock through an at-the-market offering program, which raised approximately $48.8 million of net proceeds. The net proceeds from these offerings were used for general corporate purposes, including the repayment of some of our outstanding indebtedness under our Credit Agreement.

Historical Cash Flows

  Operating Activities

        Net cash used in operating activities totaled $82.7 million for the six months ended June 30, 2009, a decrease of $297.3 million as compared to the six months ended June 30, 2008. The sharp decrease in cash used in operating activities during the six months ended June 30, 2009 versus the same period last year was primarily due to lower bonus payments made as well as lower activity related to real estate held for sale and under development in the current year. The decreases were partially offset by lower accruals for bonuses and a reduction in accounts payable in the current year period.

  Investing Activities

        Net cash used in investing activities totaled $63.6 million for the six months ended June 30, 2009, a decrease of $210.7 million as compared to the six months ended June 30, 2008. The decrease was primarily driven by the higher use of cash in the prior year for in-fill acquisitions and purchases of real estate held for investment.

  Financing Activities

        Net cash provided by financing activities totaled $289.4 million for the six months ended June 30, 2009, a decrease of $261.1 million as compared to the six months ended June 30, 2008. The decrease was largely due to activity under our Credit Agreement, including $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our Credit Agreement and higher net borrowings under our revolving credit facility in the prior year as well as higher repayments of the senior secured term loans in the current year. Also contributing to the decrease was lower net proceeds from notes payable on real estate within our Development Services segment in the current year. These decreases were partially offset by proceeds received in connection with equity offerings and the issuance of our 11.625% senior subordinated notes in June 2009.

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

        Since 2001, we have maintained a credit agreement with Credit Suisse, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement)

with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the six months ended June 30, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of Credit Agreement amendment fees paid in March 2009.

        Our Credit Agreement includes the following: (1) a $600.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, all maturing on June 24, 2011, (2) a $1.1 billion tranche A term loan facility, requiring quarterly principal payments, which began March 31, 2009 and continue through September 30, 2011, with the balance payable on December 20, 2011, (3) a $1.1 billion tranche B term loan facility, requiring quarterly principal payments of $2.75 million, which began March 31, 2007 and continue through September 30, 2013, with the balance payable on December 20, 2013 and (4) a $300.0 million tranche A-1 term loan facility, requiring quarterly principal payments of $0.75 million, which began June 30, 2008 and continue through September 30, 2013, with the balance payable on December 20, 2013. During the three months ended June 30, 2009, we prepaid $145.8 million of our tranche A term loan, which was applied to the remaining required 2009 principal payments and a portion of the first quarter 2010 principal payment due under this facility. During the three months ended June 30, 2009, we also prepaid $42.3 million of our tranche A-1 term loan, which covered all the remaining required quarterly principal payments and a portion of the balance due at maturity under this facility. These prepayments led to a reduction in the interest rate spreads governing our tranche A and tranche A-1 term loans as well as our revolving credit facility.

        The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of June 30, 2009 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2009 and December 31, 2008, we had $48.8 million and $25.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.3% and 5.7%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2009, letters of credit totaling $27.1 million were outstanding under the revolving credit facility. These letters of credit primarily relate to letters of credit issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the tranche A term loan facility as of June 30, 2009 bear interest, based at our option, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). Borrowings under the tranche A-1 facilities as of June 30, 2009 bear interest, based at our option, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%, and tranche B term loan facilities as of June 30, 2009 bear interest, based at our option, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%, in both cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1 term loan facility includes a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of June 30, 2009 and December 31, 2008, the outstanding balance did not exceed the targeted outstanding amount. As of June 30, 2009 and December 31, 2008, we had $584.0 million and $827.0 million of tranche A term loan facility principal outstanding, respectively, and $943.5 million and $949.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of June 30, 2009 and December 31, 2008, we had $245.8 million and $297.8 million of tranche A-1 term loan facility principal outstanding, respectively, which is also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the six months ended June 30, 2009 and 2008. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was further reduced to $410.0 million. As of June 30, 2009 and December 31, 2008, the fair values of these interest rate swap agreements were reflected as an $8.7 million liability and an $18.3 million liability, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.

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

        On June 18, 2009, CBRE, our wholly-owned subsidiary, issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $436.0 million at June 30, 2009.

        Our Credit Agreement and the 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit

Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. We significantly reduced our cost structure during 2008 and have continued to further reduce costs in 2009. As a result, our 2009 projections show that we will be well within compliance with the minimum coverage ratio and the maximum leverage ratio. We continue to monitor our projected compliance with these financial ratios and other terms of our Credit Agreement.

        From time to time, Moody's Investor Service, Inc. and Standard & Poor's Ratings Services rate our senior debt. On February 12, 2009, Moody's downgraded our senior debt ratings from Ba1 to Ba2 with a negative outlook. Further, on March 10, 2009, Standard & Poor's downgraded our ratings from BB+ to BB, and a recovery rating of 3 with a negative outlook. On June 10, 2009, Moody's assigned a rating of Ba3 and Standard & Poor's assigned a rating of B+ with a recovery rating of 6 to the 11.625% senior subordinated notes due June 15, 2017. Neither the Moody's nor the Standard & Poor's ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

        We had short-term borrowings of $203.0 million and $246.1 million with related average interest rates of 3.2% and 2.2% as of June 30, 2009 and December 31, 2008, respectively.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. Borrowings under the revolving credit note bear interest at 0.25% with a maturity date of September 1, 2009. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bore interest at 1.0% and matured on February 28, 2009. In February 2009, the amount available to us under this arrangement was reduced to $5.0 million and the maturity date was extended to February 28, 2010. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving note.

        On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% and had an original maturity date of August 3, 2009. Effective August 3, 2009, the amount available under the agreement has been reduced to $4.0 million and the maturity date has been extended to August 3, 2010. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

        Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan) and BofA for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Red Mortgage Capital Inc. (Red Capital) for the purpose of funding originations of multi-family property mortgage loans.

        On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of June 30, 2009, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.00% and has a maturity date of January 29, 2010.

        On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. The agreement provides for a $125.0 million senior secured revolving line of credit with an interest rate of the daily one-month LIBOR rate plus 1.00% and an original maturity date of April 15, 2009. On April 15, 2009, CBRE Capital Markets executed an amendment to extend the maturity date of the agreement to May 15, 2009 with an interest rate of daily one-month LIBOR plus 2.75%. Effective May 15, 2009, CBRE Capital Markets executed another amendment further extending the maturity date to April 14, 2010.

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

        During the six months ended June 30, 2009, we had a maximum of $508.0 million of warehouse lines of credit principal outstanding. As of June 30, 2009 and December 31, 2008, we had $145.7 million and $210.5 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $145.7 million and $210.5 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2009 and December 31, 2008, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of June 30, 2009, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 29, 2010. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. During the second quarter of 2009, Acquisitions II opted to reduce the amount available under this credit agreement to $50.0 million. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of June 30, 2009, borrowing capacity under this agreement, net of outstanding amounts drawn, was $21.5 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions,

Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than six months. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of June 30, 2009 and December 31, 2008, there was $8.1 million and $8.0 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

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

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of June 30, 2009 and December 31, 2008, $0.4 million and $0.7 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. In June 2009, the purchase price was reduced, resulting in partial reduction of the loan amount by $1.2 million, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008 was $0.4 million and $1.6 million, respectively.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. At both June 30, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

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

        On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would merge the DCPs and modify the remaining DCP pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new distribution elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. In December of 2008, all of our DCPs were merged into one DCP. These actions also accelerated future distributions from the DCP of cash and shares of our Class A common stock to the participants of such DCP during the six months ended June 30, 2009, but did not have a material effect on our consolidated statement of operations. The DCP is substantially fully-funded and the shares still to be distributed are included in our earnings per share calculations. In connection with 2009 distributions to the participants, we expect to receive a cash tax benefit of approximately $100 million. Upon completion of the distribution process, we expect the DCP will be terminated. Included in the accompanying consolidated balance sheets were DCP liabilities of $0.6 million and $244.9 million at June 30, 2009 and December 31, 2008, respectively.

  Pension Liability

        Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The pension liability in the accompanying consolidated balance sheets was $22.1 million and $19.8 million at June 30, 2009 and December 31, 2008, respectively.

        We expect to contribute a total of $3.3 million to fund our pension plans for the year ending December 31, 2009, of which $1.6 million was funded as of June 30, 2009.

  Other Obligations and Commitments

        We had outstanding letters of credit totaling $36.0 million as of June 30, 2009, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through July 2010.

        We had guarantees totaling $33.7 million as of June 30, 2009, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consist of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $22.1 million as of June 30, 2009). The remaining guarantees primarily include debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through November 2010. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of June 30, 2009, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae's Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $613.5 million. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $243.6 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2009, CBRE Capital Markets had $0.8 million of cash reserved under this arrangement.

        An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2009, we had aggregate commitments of $41.6 million to fund future co-investments, of which $30.8 million is expected to be funded during 2009. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

        Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2009, we had committed to fund $32.5 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

        In December 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, SFAS No. 132R-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP SFAS No. 132R-1 requires employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure impact of adoption of FSP SFAS No. 132R-1 on our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing as required.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140." SFAS No. 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adoption of SFAS No. 166 on our consolidated financial position and results of operations.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167: (1) amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity, (2) replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity and (3) provides more timely and useful information about an enterprise's involvement with a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. We are currently evaluating the impact of adoption of SFAS No. 167 on our consolidated financial position and results of operations.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." SFAS No. 168 establishes only two levels of GAAP, authoritative and nonauthoritative. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial position and results of operations.

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

  •
  our ability to comply with the financial ratio covenants under our Credit Agreement;

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

  •
  integration issues arising out of our acquisition of companies, including our ability to improve operating efficiencies as much as anticipated;

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

  •
  the effect of implementation of new tax and accounting rules and standards; and

  •
  the other factors described elsewhere in this quarterly report on Form 10-Q, included under the heading "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies," and "Quantitative and Qualitative Disclosures About Market Risk," or as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        During the six months ended June 30, 2009, approximately 37.3% of our business was transacted in local currencies of foreign countries, the majority of which includes the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

        On December 22, 2008, we entered into a foreign currency exchange swap contract with an aggregate notional amount of 39.5 million British pounds sterling, which expired on February 18, 2009, at which time we entered into another contract with similar terms that was settled on April 6, 2009. On May 12, 2009, we entered into an option agreement to sell a notional amount of 25.0 million of Euros, which expires on December 29, 2009. On June 26, 2009, we entered into two option agreements, including one to sell a notional amount of 5.5 million of British pounds sterling and one to sell 10.0 million of British pounds sterling, which expire on September 28, 2009 and December 29, 2009, respectively. Included in the consolidated statements of operations were charges of $1.4 million and $2.2 million for the three and six months ended June 30, 2009, respectively, resulting from net losses on foreign currency exchange option and swap contracts.

        We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. SFAS No. 133, as amended, requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivatives contracts has not been significant.

        Based upon valuations from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion. Based on dealers' quotes at June 30, 2009, the estimated fair value of our 11.625% senior subordinated notes was $426.2 million.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges under SFAS No. 133. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the six months ended June 30, 2009 and 2008. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was reduced further to $410.0 million. As of June 30, 2009, the fair value of the interest rate swap agreements was reflected as an $8.7 million liability and was included in other current liabilities in the accompanying consolidated balance sheets.

        We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 54 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at June 30, 2009, the net impact would be an increase of $5.3 million on pre-tax loss and cash used in operating activities for the six months ended June 30, 2009.

        We also have $572.2 million of notes payable on real estate as of June 30, 2009. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10%, our total estimated interest cost related to notes payable would increase by approximately $1.2 million for the six months ended June 30, 2009. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges under SFAS No. 133, then they are marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate for the six months ended June 30, 2009.

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

        No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The following matters were submitted to a vote of our security holders at the Annual Meeting of Stockholders of CB Richard Ellis Group, Inc., which was held on June 2, 2009, at 11150 Santa Monica Blvd., Room 120, Los Angeles, California:

  1.
  To elect 10 directors to our Board of Directors.

  2.
  To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the 2009 fiscal year.

  3.
  To approve a one-time stock option exchange program.

  4.
  To approve an amendment to our Restated Certificate of Incorporation to increase the total number of shares of Class A common stock that we are authorized to issue from 325,000,000 shares to 525,000,000 shares.

  (b)
  Not required.

  (c)
  The voting results from the Annual Meeting were as follows:

  1.
  Each of the following 10 directors was elected to our Board of Directors to serve until the next annual meeting of stockholders in 2010 or until their respective successors are elected and qualified, and received the number of votes set forth below. There were no abstentions or broker non-votes.

Name	For	Withheld
Richard C. Blum	241,793,498	4,111,195
Patrice M. Daniels	241,925,557	3,980,027
Curtis F. Feeny	241,937,146	3,967,615
Bradford M. Freeman	238,560,597	7,349,986
Michael Kantor	241,844,980	4,065,655
Frederic V. Malek	237,687,517	8,223,393
Jane J. Su	238,348,515	7,562,368
Brett White	242,052,136	3,843,317
Gary L. Wilson	241,915,885	3,994,559
Ray Wirta	241,647,686	4,264,792
    2.
    The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the 2009 fiscal year was approved by a vote of 245,574,309 shares in favor, 314,571 shares against, and 206,804 shares abstaining. There were no broker non-votes.

    3.
    Our one-time stock option exchange program was approved by a vote of 130,173,729 shares in favor, 93,690,948 shares against, and 248,263 shares abstaining. There were no broker non-votes.

    4.
    Our Restated Certificate of Incorporation amendment to increase the total number of shares of Class A common stock that we are authorized to issue from 325,000,000 shares to 525,000,000 shares was approved by a vote of 238,751,876 shares in favor, 7,094,282 shares against, and 249,526 shares abstaining. There were no broker non-votes.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009*
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
Third Amendment and Waiver to Securityholders' Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 2, 2005)
4.3
Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association for 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)
4.4	Form of Exchange Note (included in Exhibit 4.3)
4.5
Registration Rights Agreement, dated June 15, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)
11	Statement concerning Computation of Per Share Earnings (filed as Note 15 of the Consolidated Financial Statements)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.
Date: August 10, 2009	/s/ ROBERT E. SULENTIC Robert E. Sulentic Chief Financial Officer (principal financial officer)
Date: August 10, 2009	/s/ GIL BOROK Gil Borok Chief Accounting Officer (principal accounting officer)