Form 10-Q
period 2009-09-30
CB RICHARD ELLIS GROUP INC
filed 2009-11-09
CIK 1138118

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

        The number of shares of Class A common stock outstanding at October 30, 2009 was 292,817,544.

FORM 10-Q

September 30, 2009

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$326,045	$158,823
Restricted cash	42,768	36,322
Receivables, less allowance for doubtful accounts of $38,817 and $56,303 at September 30, 2009 and December 31, 2008, respectively	681,238	751,940
Warehouse receivables	193,029	210,473
Deferred compensation assets	8,898	225,704
Income taxes receivable	133,383	117,720
Prepaid expenses	99,367	94,282
Deferred tax assets, net	87,170	147,770
Real estate under development	10,337	56,322
Real estate and other assets held for sale	11,238	40,434
Other current assets	39,593	75,743

Total Current Assets	1,633,066	1,915,533
Property and equipment, net	179,852	207,976
Goodwill	1,309,405	1,251,823
Other intangible assets, net of accumulated amortization of $132,903 and $114,685 at September 30, 2009 and December 31, 2008, respectively	320,076	311,447
Investments in unconsolidated subsidiaries	156,180	145,726
Deferred tax assets, net	37,576	44,483
Real estate under development	135,361	158,090
Real estate held for investment	559,456	535,979
Available for sale securities	32,034	28,794
Other assets, net	112,338	126,563

Total Assets	$4,475,344	$4,726,414

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$426,900	$399,877
Compensation and employee benefits payable	235,758	255,408
Accrued bonus and profit sharing	187,967	295,219
Deferred compensation liabilities	4,062	239,464
Short-term borrowings:
Warehouse lines of credit	192,958	210,473
Revolving credit facility	41,115	25,765
Other	5,870	9,827

Total short-term borrowings	239,943	246,065
Current maturities of long-term debt	96,739	210,662
Notes payable on real estate	161,450	176,372
Liabilities related to real estate and other assets held for sale	1,386	22,740
Other current liabilities	15,639	27,038

Total Current Liabilities	1,369,844	1,872,845
Long-Term Debt:
Senior secured term loans	1,590,170	1,865,200
11.625% senior subordinated notes, net of unamortized discount of $13,772 at September 30, 2009	436,228	—
Other long-term debt	507	1,559

Total Long-Term Debt	2,026,905	1,866,759
Pension liability	21,319	19,802
Non-current tax liabilities	81,565	78,705
Notes payable on real estate	392,271	420,242
Other liabilities	117,284	122,338

Total Liabilities	4,009,188	4,380,691
Commitments and contingencies	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders' Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 292,707,565 and 262,336,032 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,927	2,623
Additional paid-in capital	453,038	285,825
Accumulated deficit	(79,298)	(48,349)
Accumulated other comprehensive loss	(77,571)	(125,413)

Total CB Richard Ellis Group, Inc. Stockholders' Equity	299,096	114,686
Non-controlling interests	167,060	231,037

Total Equity	466,156	345,723

Total Liabilities and Equity	$4,475,344	$4,726,414

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$1,023,205	$1,299,735	$2,869,321	$3,845,533
Costs and expenses:
Cost of services	606,470	755,362	1,726,720	2,197,013
Operating, administrative and other	338,062	420,352	972,892	1,321,536
Depreciation and amortization	24,445	25,412	74,003	74,236

Total costs and expenses	968,977	1,201,126	2,773,615	3,592,785
Gain on disposition of real estate	2,766	9,766	5,691	13,808

Operating income	56,994	108,375	101,397	266,556
Equity loss from unconsolidated subsidiaries	6,312	3,408	18,252	25,922
Other loss	—	—	—	4,607
Interest income	1,248	4,400	4,790	14,107
Interest expense	54,075	42,290	136,291	126,855
Write-off of financing costs	—	—	29,255	—

(Loss) income from continuing operations before provision for income taxes	(2,145)	67,077	(77,611)	123,279
Provision for income taxes	8,498	37,701	1,157	64,493

(Loss) income from continuing operations	(10,643)	29,376	(78,768)	58,786
Income from discontinued operations, net of income taxes	—	26,748	—	26,748

Net (loss) income	(10,643)	56,124	(78,768)	85,534
Less: Net (loss) income attributable to non-controlling interests	(23,020)	15,751	(47,819)	8,144

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$12,377	$40,373	$(30,949)	$77,390

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.04	$0.15	$(0.11)	$0.33
Income from discontinued operations, net of income taxes, attributable to CB Richard Ellis Group, Inc.	—	0.05	—	0.05

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.04	$0.20	$(0.11)	$0.38

Weighted average shares outstanding for basic income (loss) per share	282,732,848	203,680,475	270,214,427	203,409,873

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.04	$0.14	$(0.11)	$0.32
Income from discontinued operations, net of income taxes, attributable to CB Richard Ellis Group, Inc.	—	0.05	—	0.05

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.04	$0.19	$(0.11)	$0.37

Weighted average shares outstanding for diluted income (loss) per share	285,923,601	207,706,250	270,214,427	207,942,875

Amounts attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations, net of tax	$12,377	$30,148	$(30,949)	$67,165
Discontinued operations, net of tax	—	10,225	—	10,225

Net income (loss)	$12,377	$40,373	$(30,949)	$77,390

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(78,768)	$85,534
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	74,003	74,328
Amortization and write-off of financing costs	35,850	9,078
Amortization of long-term debt discount	300	—
Write-down of impaired real estate and other assets	29,315	4,607
Gain on sale of servicing rights and other assets	(14,144)	(11,478)
Gain on disposition of real estate held for investment	(2,721)	—
Equity loss from unconsolidated subsidiaries	18,252	25,922
Provision for doubtful accounts	135	14,626
Deferred income taxes	1,105	(444)
Compensation expense related to stock options and non-vested stock awards	26,608	21,250
Incremental tax benefit from stock options exercised	(1,039)	(4,272)
Deferred compensation deferrals	—	24,540
Distribution of earnings from unconsolidated subsidiaries	7,838	17,782
Tenant concessions received	2,296	8,712
Decrease in receivables	100,410	219,131
Decrease in deferred compensation assets	217,079	16,036
Decrease (increase) in prepaid expenses and other assets	16,122	(19,767)
Increase in real estate held for sale and under development	(2,674)	(2,333)
Decrease in accounts payable and accrued expenses	(42,843)	(115,278)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(133,458)	(433,533)
Increase (decrease) in income taxes payable	53,273	(115,515)
Decrease in other liabilities, including deferred compensation liabilities	(245,282)	(48,357)
Other operating activities, net	(8,206)	(1,914)

Net cash provided by (used in) operating activities	53,451	(231,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,647)	(39,895)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(28,263)	(195,963)
Contributions to unconsolidated subsidiaries	(41,666)	(44,062)
Distributions from unconsolidated subsidiaries	4,762	19,811
Proceeds from the sale of servicing rights and other assets	6,963	6,263
Additions to real estate held for investment	(22,952)	(122,618)
Net proceeds from disposition of real estate held for investment	3,408	—
Increase in restricted cash	(6,384)	(29,779)
Other investing activities, net	(1,126)	(4,744)

Net cash used in investing activities	(97,905)	(410,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	300,000
Repayment of senior secured term loans	(429,250)	(9,750)
Proceeds from revolving credit facility	800,928	1,720,801
Repayment of revolving credit facility	(752,210)	(1,379,429)
Proceeds from 11.625% senior subordinated notes, net	435,928	—
Proceeds from notes payable on real estate held for investment	13,764	109,520
Repayment of notes payable on real estate held for investment	(5,432)	(13,975)
Proceeds from notes payable on real estate held for sale and under development	48,640	120,601
Repayment of notes payable on real estate held for sale and under development	(34,968)	(120,620)
Repayment of short-term borrowings and other loans, net	(4,193)	(37,773)
Proceeds from issuance of common stock, net	146,361	—
Proceeds from exercise of stock options	14,735	3,805
Incremental tax benefit from stock options exercised	1,039	4,272
Non-controlling interests contributions	20,470	42,344
Non-controlling interests distributions	(12,501)	(28,510)
Payment of financing costs	(38,698)	(9,729)
Other financing activities, net	(2,368)	(1,327)

Net cash provided by financing activities	202,245	700,230
Effect of currency exchange rate changes on cash and cash equivalents	9,431	8

NET INCREASE IN CASH AND CASH EQUIVALENTS	167,222	57,906
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	158,823	342,874

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$326,045	$400,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$100,310	$112,742

Income tax (refunds) payments, net	$(53,918)	$185,021

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CB Richard Ellis Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2008	$2,623	$285,825	$(48,349)	$(125,413)	$231,037	$345,723
Net loss	—	—	(30,949)	—	(47,819)	(78,768)
Compensation expense for stock options and non-vested stock awards	—	26,608	—	—	—	26,608
Foreign currency translation gain	—	—	—	39,208	1,053	40,261
Issuance of common stock, net	191	146,170	—	—	—	146,361
Stock options exercised (including tax benefit)	22	15,752	—	—	—	15,774
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	7,818	—	7,818
Contributions from non-controlling interests	—	—	—	—	20,470	20,470
Distributions to non-controlling interests	—	—	—	—	(12,501)	(12,501)
Acquisition of non-controlling interests	—	(18,031)	—	—	(25,194)	(43,225)
Other	91	(3,286)	—	816	14	(2,365)

Balance at September 30, 2009	$2,927	$453,038	$(79,298)	$(77,571)	$167,060	$466,156

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

        On June 15, 2004, we completed the initial public offering of shares of our Class A common stock (the IPO). In connection with the IPO, we issued and sold 23,180,292 shares of our Class A common stock and received aggregate net proceeds of approximately $135.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Also in connection with the IPO, selling stockholders sold an aggregate of 48,819,708 shares of our Class A common stock and received net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions. On July 14, 2004, selling stockholders sold an additional 687,900 shares of our Class A common stock to cover over-allotments of shares by the underwriters and received net proceeds of approximately $4.1 million, after deducting underwriting discounts and commissions. On December 13, 2004 and November 15, 2005, we completed secondary public offerings that provided further liquidity for some of our stockholders. We did not receive any of the proceeds from the sales of shares by the selling stockholders on June 15, 2004, July 14, 2004, December 13, 2004 and November 15, 2005. On November 18, 2008, we completed a public offering of 57.5 million shares of our Class A common stock, which raised $206.7 million of net proceeds used for general corporate purposes. Lastly, in June 2009, we completed two offerings that resulted in the sale of approximately 19.1 million shares of our Class A common stock and raised approximately $146.4 million of net proceeds. The net proceeds from these two offerings were used for general corporate purposes, including the repayment of some of our outstanding indebtedness under our current credit agreement.

        In December 2006, we expanded our global leadership with the acquisition of Trammell Crow Company, our largest acquisition to date. On December 20, 2006, pursuant to an Agreement and Plan of Merger dated October 30, 2006 (the Trammell Crow Company Acquisition Agreement), by and among us, A-2 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (Merger Sub), and Trammell Crow Company, Merger Sub was merged with and into the Trammell Crow Company (the Trammell Crow Company Acquisition). Trammell Crow Company was the surviving

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Nature of Operations (Continued)

corporation in the Trammell Crow Company Acquisition, and upon the closing of the Trammell Crow Company Acquisition it became our indirect wholly-owned subsidiary. We have no substantive operations other than our investment in CBRE and Trammell Crow Company.

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

        Beginning in the fourth quarter of 2008 and continuing until the third quarter of 2009, worldwide commercial real estate activity weakened significantly, as evidenced by the decline in the United States (U.S.) Gross Domestic Product, rising unemployment rates and significant capital markets turmoil. Weakened economic activity negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Reduced global trade and lower domestic demand adversely affected warehouse and distribution markets. Constrained consumer spending negatively affected the retail sector. Investment sales transactions declined significantly due to illiquidity in the capital markets as many lenders tightened underwriting standards for commercial real estate. Capitalization rates have increased as potential buyers of commercial real estate re-evaluated

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Basis of Presentation (Continued)

commercial real estate versus other asset classes available for investment. Market fundamentals in the primary markets and product types in which we invest and/or develop real estate have weakened significantly. As a result, our ability to recover our investments in unconsolidated subsidiaries and our investments in real estate has been impacted. The assumptions utilized in our recoverability analysis of these investments reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions had deteriorated and that these challenging conditions could persist for some time. If conditions worsen in the broader economy, commercial real estate industry, specific markets or product types in which we operate, and/or markets remain illiquid, we could have additional impairment charges.

        The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2009. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2009, which contains the latest available audited consolidated financial statements, which are as of and for the year ended December 31, 2008.

3. New Accounting Pronouncements

        In the third quarter of 2009, we adopted the provisions of the Financial Accounting Standards Board (FASB) Codification literature (formerly known as Statement of Financial Accounting Standards (SFAS) No. 168). As a result, all references to accounting literature in this Quarterly Report on Form 10-Q refer to the Codification literature.

        In December 2008, the FASB issued FASB Staff Position SFAS No. 132R-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," which is now included in the "Compensation-Retirement Benefits" Topic of the FASB Accounting Standards Codification (ASC) (Topic 715), requiring employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The disclosures required shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140," which is now included in the "Transfers and Servicing" Topic of the FASB ASC (Topic 860). Such literature eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. New Accounting Pronouncements (Continued)

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which is now included in the "Consolidation" Topic of the FASB ASC (Topic 810). Such literature (1) addresses the elimination of the concept of a qualifying special purpose entity, (2) replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity and (3) provides more timely and useful information about an enterprise's involvement with a variable interest entity. This literature is effective for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

        In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value." ASU No. 2009-05 provides clarification on measuring liabilities at fair value in circumstances in which a quoted price in an active market is not available. ASU No. 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This literature is effective for fiscal years and interim periods beginning after August 28, 2009. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

        In September 2009, the FASB issued ASU No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)." This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity's measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor's ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

4. Fair Value Measurements

        The "Fair Value Measurements and Disclosures" Topic of the FASB ASC (Topic 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements (Continued)

entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

        The following non-recurring fair value measurements were recorded during the three and nine months ended September 30, 2009 (dollars in thousands):

		Fair Value Measured and Recorded Using
					Total Impairment Charges for the Three Months Ended September 30, 2009
	Net Carrying Value as of September 30, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$37,396	$—	$—	$37,396	$5,270
Real estate	$58,045	$—	$—	$58,045	17,232

Total impairment charges					$22,502

		Fair Value Measured and Recorded Using
					Total Impairment Charges for the Nine Months Ended September 30, 2009
	Net Carrying Value as of September 30, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$65,155	$—	$—	$65,155	$15,952
Real estate	$79,299	$—	$—	$79,299	23,455
Notes receivable	$—	$—	$—	$—	5,860

Total impairment charges					$45,267

  Investments in Unconsolidated Subsidiaries

        During the three and nine months ended September 30, 2009, we recorded investment write-downs of $5.3 million and $16.0 million, respectively. Such write-downs were included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations. Of these amounts, $2.7 million and $5.7 million during the three and nine months ended September 30, 2009, respectively, were attributable to non-controlling interests. During the three and nine months ended

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements (Continued)

September 30, 2009, $2.8 million and $6.3 million, respectively, of the investment write-downs were reported in our Global Investment Management segment and were primarily driven by a decrease in the estimated holding period of certain assets held within our global investment management portfolio. In addition, during the three and nine months ended September 30, 2009, we incurred an additional $2.5 million and $9.7 million, respectively, of impairment charges, mainly attributable to declines in value of several investments, primarily as a result of significant capital market turmoil, which has continued to adversely affect global commercial real estate fundamentals (as evidenced by low transaction volumes and illiquidity in the capital markets due to the tightened lending standards for commercial real estate). Of the additional impairment charges noted above, $7.2 million were reported in our Global Investment Management segment for the nine months ended September 30, 2009 and $2.5 million were reported in our Development Services segment for the three and nine months ended September 30, 2009.

        When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions continued to deteriorate and that these challenging conditions could persist for some time. If either general economic conditions or activity in the capital markets worsen, we may be required to evaluate additional investments or re-evaluate previously impaired investments for potential impairment. These evaluations could result in additional write-downs, which may be material. The fair value measurements employed for these investments were generally based on a discounted cash flow approach and/or review of comparable activities in the market place, which falls within Level 3 of the fair value hierarchy.

  Real Estate

        During the three and nine months ended September 30, 2009, we recorded charges of $17.2 million and $23.5 million, respectively, including impairment charges on real estate held for investment and a provision for loss on real estate held for sale. These charges are included in operating, administrative and other expenses in the accompanying consolidated statements of operations within our Development Services segment. Of these amounts, $15.7 million and $20.3 million during the three and nine months ended September 30, 2009, respectively, were attributable to non-controlling interests. During the fourth quarter of 2008, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy and market illiquidity. These conditions have continued through the third quarter of 2009. As a result, during the three and nine months ended September 30, 2009, we recorded impairment charges of $17.2 million and $20.3 million, respectively, related to eight projects where the carrying value was not recoverable primarily due to a decrease in the estimated holding periods of the projects. Additionally, during the second quarter of 2009, we recorded a provision for loss on real estate held for sale of $3.2 million to reduce the carrying value of a condominium project to its fair value less cost to sell, primarily due to reduced unit selling prices resulting from market conditions.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements (Continued)

        The fair value measurements employed for our impairment evaluations were generally based on a discounted cash flow approach and/or review of comparable activities in the market place, which falls within Level 3 of the fair value hierarchy.

  Notes Receivable

        During the nine months ended September 30, 2009, we recorded a $5.9 million impairment charge on two notes receivable secured by real estate as a result of the borrower defaulting on the notes. This impairment charge was included in operating, administrative and other expenses in the accompanying consolidated statement of operations within our Development Services segment. Of this amount, $5.4 million was attributable to non-controlling interests. These defaults resulted from the borrowers' noncompliance with certain terms of the note agreements. As a result, we accepted assignment of the underlying real estate assets in lieu of foreclosing under our security deeds. The impairment charge we recorded represents the difference between the carrying amounts of the notes and the fair value of the real estate assets acquired. This transaction also resulted in a non-cash reclassification of $17.3 million from notes receivable to real estate held for investment during the nine months ended September 30, 2009.

        The fair value measurements employed for this impairment evaluation were generally based on a discounted cash flow approach and review of comparable activities in the market place, which falls within Level 3 of the fair value hierarchy.

        FASB ASC Topic 820 also requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets, as follows:

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

        Senior Secured Term Loans:    Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at September 30, 2009. Their actual carrying value totaled $1.7 billion at September 30, 2009 (See Note 11).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Fair Value Measurements (Continued)

        11.625% Senior Subordinated Notes:    Based on dealers' quotes, the estimated fair value of our 11.625% senior subordinated notes was $459.1 million at September 30, 2009. Their actual carrying value totaled $436.2 million at September 30, 2009 (See Note 11).

        Notes Payable on Real Estate:    As of September 30, 2009, the carrying value of our notes payable on real estate was $554.9 million. These borrowings have floating interest rates at spreads over a market rate index. Given the credit crunch experienced during 2008 that continued through the third quarter of 2009, it is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. However, given the volume of notes payable we have and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $5.7 million of these notes payable are recourse to us as of September 30, 2009.

5. Restricted Cash

        Included in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008, is restricted cash of $42.8 million and $36.3 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the normal course of business, including escrow accounts held in our Development Services segment. The balances also include restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition, escrow accounts related to strategic in-fill acquisitions and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the United Kingdom (U.K.). The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been surrendered for payment. Payment in full is being made as share certificates are surrendered for payment.

6. Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2009 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2008	$834,758	$330,465	$86,600	$1,251,823
Purchase accounting related to acquisitions	2,796	10,244	16,501	29,541
Foreign exchange movement	1,745	15,239	11,057	28,041

Balance at September 30, 2009	$839,299	$355,948	$114,158	$1,309,405

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Goodwill and Other Intangible Assets (Continued)

        Other intangible assets totaled $320.1 million and $311.4 million, net of accumulated amortization of $132.9 million and $114.7 million, as of September 30, 2009 and December 31, 2008, respectively, and are comprised of the following (dollars in thousands):

	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$56,800		$56,800
Trade name	19,826		19,826

	$76,626		$76,626

Amortizable intangible assets
Customer relationships	$230,308	$(35,044)	$229,748	$(25,382)
Backlog and incentive fees	47,639	(47,639)	47,126	(47,126)
Management contracts	25,414	(23,281)	24,161	(21,332)
Loan servicing rights	43,463	(13,062)	29,239	(9,584)
Other	29,529	(13,877)	19,232	(11,261)

	$376,353	$(132,903)	$349,506	$(114,685)

Total intangible assets	$452,979	$(132,903)	$426,132	$(114,685)

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

        Management contracts consist primarily of property management contracts in the U.S., Canada, the U.K. and France, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over useful lives of up to ten years.

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

        Amortization expense related to intangible assets was $5.0 million and $5.2 million for the three months ended September 30, 2009 and 2008, respectively, and $14.4 million and $16.0 million for the nine months ended September 30, 2009 and 2008, respectively. The estimated annual amortization expense for each of the years ending December 31, 2009 through December 31, 2013 approximates $19.5 million, $19.9 million, $19.1 million, $16.6 million and $15.9 million, respectively.

7. Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Development Services:
Revenue	$24,448	$12,261	$62,566	$34,392
Operating income	$5,735	$3,133	$21,305	$31,993
Net (loss) income	$(4,685)	$(1,518)	$(332)	$19,433
Global Investment Management:
Revenue	$162,978	$133,215	$451,713	$404,258
Operating (loss) income	$(141,971)	$7,737	$(537,953)	$71,258
Net loss	$(157,606)	$(248,356)	$(661,779)	$(242,203)
Other:
Revenue	$43,692	$124,505	$114,524	$224,034
Operating income (loss)	$5,312	$(36,177)	$13,821	$(84,784)
Net income (loss)	$5,457	$(41,809)	$14,089	$(12,089)
Total:
Revenue	$231,118	$269,981	$628,803	$662,684
Operating (loss) income	$(130,924)	$(25,307)	$(502,827)	$18,467
Net loss	$(156,834)	$(291,683)	$(648,022)	$(234,859)

        During the three and nine months ended September 30, 2009, we recorded non-cash write-downs of investments of $5.3 million and $16.0 million, respectively (see Note 4).

        During the three and nine months ended September 30, 2008, we recorded non-cash write-downs of $4.1 million and $14.7 million, respectively, of our investment in Realty Finance Corporation, a mortgage REIT, within our Americas segment. During the nine months ended September 30, 2008, we also recorded a $7.3 million write-down of our investment in CBRE Property Trust within our Global Investment Management segment. All of the impairment charges recorded during the three and nine months ended September 30, 2008 were attributable to a decline in market valuation and were included

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Investments in Unconsolidated Subsidiaries (Continued)

in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

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

8. Real Estate and Other Assets Held for Sale and Related Liabilities

        Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the "held for sale" criteria of the "Property, Plant and Equipment" Topic of the FASB ASC (Topic 360) and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets.

        Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Assets:
Real estate held for sale (see Note 9)	$11,143	$39,582
Other current assets	95	689
Other assets	—	163

Total real estate and other assets held for sale	11,238	40,434
Liabilities:
Notes payable on real estate held for sale (see Note 10)	1,175	21,049
Accounts payable and accrued expenses	210	1,511
Other current liabilities	1	180

Total liabilities related to real estate and other assets held for sale	1,386	22,740

Net real estate and other assets held for sale	$9,852	$17,694

9. Real Estate

        We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold or otherwise disposed. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. The

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Real Estate (Continued)

majority of our real estate is included in our Development Services segment. Real estate owned by us consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008
Real estate under development (current)	$10,337	$56,322
Real estate included in assets held for sale (see Note 8)	11,143	39,582
Real estate under development (non-current)	135,361	158,090
Real estate held for investment (1)	559,456	535,979

Total real estate (2)	$716,297	$789,973

(1)
Net of accumulated depreciation of $24.3 million and $14.6 million at September 30, 2009 and December 31, 2008, respectively.

(2)
Includes balances for lease intangibles and tenant origination costs of $5.8 million and $6.2 million, respectively, at September 30, 2009 and $6.5 million and $8.3 million, respectively, at December 31, 2008. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

        During the three and nine months ended September 30, 2009, we recorded impairment charges of $17.2 million and $20.3 million, respectively, on our real estate held for investment within our Development Services segment. In addition, during the nine months ended September 30, 2009, we also recorded a provision for loss on real estate held for sale of $3.2 million within our Development Services segment (See Note 4). No material write-downs were recorded by us during the three and nine months ended September 30, 2008.

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

Debit (Credit)
Assets:
Real estate under development, current	$(57,399)
Receivables	(1,207)
Other current assets	(1,485)

Total assets	(60,091)

Liabilities:
Notes payable on real estate, current	56,662
Accounts payable and accrued expenses	3,429

Total liabilities	$60,091

        In July 2009, our partner in a limited liability company that we accounted for as an investment in unconsolidated subsidiaries assigned their full interest in the limited liability company to us, in accordance with a buy-sell provision in the limited liability company agreement. As a result, we consolidated the limited liability company as it became our wholly-owned and controlled subsidiary. As a result of this transaction, we recorded the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for investment	$12,533
Investments in unconsolidated subsidiaries	(5,902)

Total assets	6,631

Liabilities:
Notes payable on real estate, current	(6,400)
Accounts payable and accrued expenses	(231)

Total liabilities	$(6,631)

        In the third quarter of 2009, we conveyed two real estate projects to their respective lenders in order to satisfy the underlying non-recourse notes that were in default. In addition, we sold short another property and the lender forgave the balance of the related non-recourse mortgage note. We recorded a net gain of $2.7 million from these transactions, which has been included in gain on disposition of real estate in the accompanying consolidated statements of operations within our

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Real Estate (Continued)

Development Services segment for the three and nine months ended September 30, 2009 and recorded the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for investment	$(29,856)
Restricted cash	(1,118)
Other current assets	(869)
Other assets	(1,149)

Total assets	(32,992)

Liabilities:
Notes payable on real estate, current	30,369
Notes payable on real estate, long-term	4,006
Accounts payable and accrued expenses	1,291

Total liabilities	$35,666

10. Notes Payable on Real Estate

        We had loans secured by real estate, which consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008
Current portion of notes payable on real estate	$161,450	$176,372
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	1,175	21,049

Total notes payable on real estate, current portion	162,625	197,421
Notes payable on real estate, non-current portion	392,271	420,242

Total notes payable on real estate	$554,896	$617,663

        At September 30, 2009, $5.7 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

11. Debt

        Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the nine months ended September 30, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of Credit Agreement amendment fees paid in March 2009. On August 24, 2009, we entered into a loan modification agreement to our Credit Agreement, which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

        Subsequent to the August 24, 2009 loan modification, our Credit Agreement includes the following: (1) a $558.1 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, with tranche 1 in the amount of $357.6 million maturing on June 24, 2011 and tranche 2 in the amount of $200.5 million maturing on June 24, 2013; (2) an $871.5 million A term loan facility, which is further broken down as follows: i) a $335.5 million tranche A term loan facility requiring quarterly principal payments through September 30, 2011, with the balance payable on December 20, 2011; ii) a $48.6 million tranche A-1 term loan facility payable on December 20, 2013; iii) a $290.3 million tranche A-2 term loan facility, requiring quarterly principal payments of $8.7 million beginning March 30, 2010 and continuing through March 31, 2013, with the balance payable on June 24, 2013; and iv) a $197.1 million tranche A-3 term loan facility payable on December 20, 2013; and (3) a $943.5 million B term loan facility, which is further broken down as follows: i) a $646.6 million tranche B term loan facility requiring quarterly principal payments of $1.9 million through September 30, 2013, with the balance payable on December 20, 2013; and ii) a $296.9 million tranche B-1 term loan facility payable on December 20, 2015. During the nine months ended September 30, 2009, we repaid the following amounts: $252.3 million of our tranche A term loan facility, which was applied to the required 2009 principal repayments and a portion of the first quarter 2010 principal payment; $52.0 million of our tranche A-1 term loan facility, which covered all the required quarterly principal payments and a portion of the balance due at maturity; $87.1 million of our tranche A-2 term loan facility, which was applied to quarterly principal payments from the first quarter of 2010 through the second quarter of 2012; $29.6 million of our tranche A-3 term loan facility, which covered a portion of the balance due at maturity; $7.4 million of our tranche B term loan facility, which covered all required quarterly principal payments to date in 2009; and $0.9 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity. These prepayments led to a reduction in the interest rate spreads governing our tranche A and A-1 term loan facilities as well as our revolving credit facility.

        The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of September 30, 2009 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2009 and December 31, 2008, we had $41.1 million ($16.3 million under tranche 1 and $24.8 million under tranche 2) and $25.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.3% and 5.7%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2009, letters of credit totaling $24.5 million were outstanding under the revolving credit facility. These letters of credit primarily relate to letters of credit issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

        Borrowings under the term loan facilities as of September 30, 2009 bear interest, based on our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; for the tranche A-3 term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; for the tranche B term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; and for the tranche B-1 term loan facility, on either the applicable fixed rate plus 4.50% to 5.50% or the daily rate plus 3.50% to 4.50%. For all term loan facilities, the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1 and A-3 term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of September 30, 2009 and December 31, 2008, the outstanding balance did not exceed the targeted outstanding amount. As of September 30, 2009 and December 31, 2008, we had $326.3 million and $827.0 million of tranche A term loan facility principal outstanding, respectively, $48.6 million and $297.8 million of tranche A-1 term loan facility principal outstanding, respectively, and $644.7 million and $949.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of September 30, 2009, we also had $203.2 million, $167.5 million and $296.1 million of tranche A-2 term loan facility principal outstanding, tranche A-3 term loan facility principal outstanding and tranche B-1 term loan facility principal outstanding, respectively, which are also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the nine months ended September 30, 2009 and 2008. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was further reduced to $410.0 million. As of September 30, 2009 and December 31, 2008, the fair values of these interest rate swap agreements were reflected as a $5.5 million liability and an $18.3 million liability, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets. The fair value measurements employed for these interest rate swaps were based on observable market data, which falls within Level 2 of the fair value hierarchy (see Note 4).

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

        On June 18, 2009, CBRE, our wholly-owned subsidiary, issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $436.2 million at September 30, 2009.

        Our Credit Agreement and the indenture governing our 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. We significantly reduced our cost structure during 2008 and have continued to further reduce costs in 2009. As a result, our 2009 projections show that we will be well within compliance with the minimum coverage ratio and the maximum leverage ratio. We continue to monitor our projected compliance with these financial ratios and other terms of our Credit Agreement.

        We had short-term borrowings of $239.9 million and $246.1 million with related average interest rates of 2.9% and 2.2% as of September 30, 2009 and December 31, 2008, respectively.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

several times and as of September 30, 2009, provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of November 1, 2010. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0%. In February 2009, the amount available to us under this arrangement was reduced to $5.0 million and the maturity date was extended to February 28, 2010. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving note.

        On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% and had an original maturity date of August 3, 2009. Effective August 3, 2009, the amount available under the agreement was reduced to $4.0 million and the maturity date was extended to August 3, 2010. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

        Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan) and BofA for the purpose of funding mortgage loans that will be resold, a funding arrangement with Red Mortgage Capital Inc. (Red Capital) for the purpose of funding originations of multi-family property mortgage loans and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

        On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of September 30, 2009, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.00% and has a maturity date of January 29, 2010.

        On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of September 30, 2009, provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.75% and has a maturity date of April 14, 2010.

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

        In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement (ASAP Program). Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. As of September 30, 2009, the maximum outstanding under the ASAP Program cannot exceed $100.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily LIBOR rate plus 1.35% with a LIBOR floor of 0.35%.

        During the nine months ended September 30, 2009, we had a maximum of $508.0 million of warehouse lines of credit principal outstanding. As of September 30, 2009 and December 31, 2008, we had $193.0 million and $210.5 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $193.0 million and $210.5 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2009 and December 31, 2008, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of September 30, 2009, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 29, 2010. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. During the second quarter of 2009, Acquisitions II opted to reduce the amount available under this credit agreement to $50.0 million. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of September 30, 2009, borrowing capacity under this agreement, net of outstanding amounts drawn, was $22.4 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Debt (Continued)

than six months. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of September 30, 2009 and December 31, 2008, there was $5.5 million and $8.0 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

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

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2009 and December 31, 2008, $0.4 million and $0.7 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. In June 2009, the purchase price was reduced, resulting in partial reduction of the loan amount by $1.2 million, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at September 30, 2009 and December 31, 2008 was $0.2 million and $1.6 million, respectively.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. At both September 30, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

12. Commitments and Contingencies

        We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

        We had outstanding letters of credit totaling $33.1 million as of September 30, 2009, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Commitments and Contingencies (Continued)

connection with certain insurance programs. The letters of credit expire at varying dates through July 2010.

        We had guarantees totaling $31.8 million as of September 30, 2009, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consist of guarantees related to our defined benefit pension plans in the U.K. (in excess of our outstanding pension liability of $21.3 million as of September 30, 2009). The remaining guarantees include debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through November 2010. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of September 30, 2009, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae's Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $770.0 million. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $261.7 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2009, CBRE Capital Markets had $1.0 million of cash reserved under this arrangement.

        An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2009, we had aggregate commitments of $46.9 million to fund future co-investments.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Commitments and Contingencies (Continued)

        Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2009, we had committed to fund $32.7 million of additional capital to these unconsolidated subsidiaries.

13. Employee Benefit Plans

  Stock Incentive Plans

        2001 Stock Incentive Plan.    Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of September 30, 2009, outstanding stock options granted under the 2001 stock incentive plan to acquire 4,717,190 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92. As of September 30, 2009, all options granted under this plan were fully vested and exercisable. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the 2001 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans (Continued)

  Stock Option Exchange

        On July 9, 2009, we completed a stock option exchange program (Exchange Offer) under which eligible employees tendered, and we accepted for cancellation, eligible options to purchase 2,599,307 shares of our Class A common stock. We granted new options to eligible employees to purchase 103,361 shares of our Class A common stock and issued 819,672 restricted shares of our Class A common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of the new options granted in the Exchange Offer was $8.09, the closing price of our common stock on July 9, 2009. The new options and restricted shares issued will vest and are exercisable in equal annual increments over four years from the date of grant. This Exchange Offer did not result in any incremental compensation expense as the estimated fair value of the new awards did not exceed the estimated fair value of the exchanged stock options immediately prior to the exchange.

  Stock Options

        As of September 30, 2009, 3,444,302 shares were subject to options issued under our 2004 stock incentive plan and 6,541,981 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during the nine months ended September 30, 2009 have exercise prices in the range of $8.09 to $11.45, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant.

        A summary of the status of our outstanding stock options is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	12,748,593	$9.91
Exercised	(2,297,811)	6.41
Granted (1)	605,066	10.61
Canceled/Forfeited (2)	(2,655,212)	21.31
Expired	(239,144)	15.16

Outstanding at September 30, 2009	8,161,492	$6.94

Vested and expected to vest at September 30, 2009 (3)	8,008,333	$6.94

Exercisable at September 30, 2009	6,333,739	$5.28

(1)
Includes 103,361 shares granted in connection with the Exchange Offer.

(2)
Includes 2,599,307 shares canceled in connection with the Exchange Offer.

(3)
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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans (Continued)

        The total estimated grant date fair value of stock options that vested during the nine months ended September 30, 2009 was $4.9 million. The weighted average fair value of options granted by us was $6.87 and $6.54 for the three months ended September 30, 2009 and 2008, respectively, and $6.63 and $6.58 for the nine months ended September 30, 2009 and 2008, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.50%	3.02%	2.51%	3.02%
Expected volatility	77.42%	51.97%	75.18%	51.97%
Expected life	6 years	5 years	6 years	5 years

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

        Options outstanding at September 30, 2009 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	4,717,190	3.3	$1.92		4,717,190	$1.92
$6.33 - $8.44	200,912	5.6	7.80		54,103	6.72
$11.10 - $15.43	3,131,082	5.1	13.75		1,488,072	14.81
$22.00 - $25.67	62,976	4.5	23.40		45,048	23.71
$27.19 - $37.43	49,332	4.9	29.74		29,326	30.57

	8,161,492	4.0	$6.94	$47,229,491	6,333,739	$5.28	$46,578,812

        At September 30, 2009, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $47.2 million and 4.0 years, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefit Plans (Continued)

        Total compensation expense related to stock options was $1.5 million and $3.3 million for the three months ended September 30, 2009 and 2008, respectively, and $6.4 million and $8.6 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options was approximately $12.2 million, which is expected to be recognized over a weighted average period of approximately 3.2 years.

        The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $7.8 million and $12.0 million, respectively. We recorded cash received from stock option exercises of $14.7 million and $3.8 million and related tax benefit of $1.0 million and $4.3 million during the nine months ended September 30, 2009 and 2008, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

  Non-Vested Stock Awards

        We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the nine months ended September 30, 2009 and 2008, we granted non-vested stock awards of 6,587,687 shares and 2,371,987 shares, respectively, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant. We also granted 54,344 and 529,907 of non-vested stock units to certain of our employees during the nine months ended September 30, 2009 and 2008, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2008	4,638,543	$19.39
Granted (1)	6,642,031	10.95
Vested	(933,259)	17.22
Forfeited	(96,380)	20.89

Balance at September 30, 2009	10,250,935	$14.11

(1)
Includes 819,672 shares granted in connection with the Exchange Offer.

        Total compensation expense related to non-vested stock awards was $8.8 million and $4.6 million for the three months ended September 30, 2009 and 2008, respectively, and $20.2 million and $12.7 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $130.4 million, which is expected to be recognized over a weighted average period of approximately 3.9 years.

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

        On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would merge the DCPs and modify the remaining DCP pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new distribution elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. In December of 2008, all of our DCPs were merged into one DCP. These actions also accelerated future distributions from the DCP of cash and shares of our Class A common stock to the participants of such DCP during the nine months ended September 30, 2009, but did not have a material effect on our consolidated statement of operations. The DCP is substantially fully-funded and the shares still to be distributed are included in our earnings per share calculations. In connection with 2009 distributions to the participants, we expect to receive a cash tax benefit of approximately $100 million. Upon completion of the distribution process, we expect the DCP will be terminated. Included in the accompanying consolidated balance sheets were DCP liabilities of $4.1 million and $244.9 million at September 30, 2009 and December 31, 2008, respectively, and assets set aside to cover the liability of $8.9 million and $229.8 million as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, there were 450,563 outstanding stock fund units under the DCP, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $0.6 million and $5.5 million at September 30, 2009 and December 31, 2008, respectively.

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

15. Income (Loss) Per Share

        Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. is computed by dividing net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc., further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Income (Loss) Per Share (Continued)

issuable shares consist of non-vested stock awards. The following is a calculation of income (loss) per share attributable to CB Richard Ellis Group, Inc. (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Computation of basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) applicable to CB Richard Ellis Group, Inc. shareholders	$12,377	$40,373	$(30,949)	$77,390
Weighted average shares outstanding for basic income (loss) per share	282,732,848	203,680,475	270,214,427	203,409,873

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.04	$0.20	$(0.11)	$0.38

Computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) applicable to CB Richard Ellis Group, Inc. shareholders	$12,377	$40,373	$(30,949)	$77,390
Weighted average shares outstanding for diluted income (loss) per share	282,732,848	203,680,475	270,214,427	203,409,873
Dilutive effect of stock options	2,770,300	3,844,068	—	4,307,589
Dilutive effect of contingently issuable shares	420,453	181,707	—	225,413

Weighted average shares outstanding for diluted income (loss) per share	285,923,601	207,706,250	270,214,427	207,942,875

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.04	$0.19	$(0.11)	$0.37

        For the three months ended September 30, 2009, options to purchase 3,394,143 shares of common stock were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect. For the nine months ended September 30, 2009, all stock options and contingently issuable shares were anti-dilutive, since we reported a net loss for this period. Had we reported net income for the nine months ended September 30, 2009, options to purchase 4,767,349 shares of common stock would have been included in the computation of diluted income per share, while options to purchase 3,394,143 shares of common stock would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2008, options to purchase 5,665,228 shares and 3,646,166 shares, respectively, of common stock were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net (loss) income and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized gains on interest rate swaps and interest rate caps, and unrealized holding gains on available for sale securities. Foreign currency translation adjustments exclude any income tax effect given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

        The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(10,643)	$56,124	$(78,768)	$85,534
Other comprehensive income (loss):
Foreign currency translation gains (losses) and other	9,653	(68,470)	39,675	(48,380)
Unrealized gains on interest rate swaps and interest rate caps, net	1,972	7,231	7,818	8,560
Unrealized holding gains (losses) on available for sale securities, net	630	(1,177)	1,402	(629)

Total other comprehensive income (loss)	12,255	(62,416)	48,895	(40,449)
Comprehensive income (loss)	1,612	(6,292)	(29,873)	45,085
Comprehensive (loss) income attributable to non-controlling interests	(21,392)	14,291	(46,766)	7,942

Comprehensive income (loss) attributable to CB Richard Ellis Group, Inc.	$23,004	$(20,583)	$16,893	$37,143

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

        Net periodic pension cost (benefit) consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest cost	$3,721	$4,417	$10,566	$13,724
Expected return on plan assets	(3,230)	(4,675)	(9,174)	(14,517)
Amortization of unrecognized net loss	271	156	769	484

Net periodic pension cost (benefit)	$762	$(102)	$2,161	$(309)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Pensions (Continued)

        We contributed $0.9 million and $2.5 million to fund our pension plans during the three and nine months ended September 30, 2009, respectively. We expect to contribute a total of $3.5 million to fund our pension plans for the year ending December 31, 2009.

18. Liabilities Related to Acquisitions

        The Trammell Crow Company Acquisition gave rise to the consolidation and elimination of some Trammell Crow Company duplicate facilities as well as lawsuits involving Trammell Crow Company, which resulted in the accrual of certain liabilities. The remaining liabilities assumed in connection with the Trammell Crow Company Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at September 30, 2009
Lease termination costs	$3,410	$(3,284)	$126
Legal settlements anticipated	3,157	(1,368)	1,789

	$6,567	$(4,652)	$1,915

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

        The remaining liability associated with items previously charged to merger-related charges in connection with the Trammell Crow Company Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at September 30, 2009
Lease termination costs	$8,813	$(5,982)	$2,831

        The remaining liability for lease termination costs will be paid over the remaining contract periods through 2016.

        The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities as well as lawsuits involving Insignia, which resulted in the accrual of certain liabilities. The remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at September 30, 2009
Lease termination costs	$4,541	$(2,577)	$1,964
Legal settlements anticipated	2,128	(11)	2,117

	$6,669	$(2,588)	$4,081

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

        The remaining liability associated with items previously charged to merger-related charges in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at September 30, 2009
Lease termination costs	$7,898	$(4,658)	$3,240

        The remaining liability for lease termination costs will be paid over the remaining contract periods through 2012.

19. Discontinued Operations

        In the ordinary course of business of our Development Services segment, we sell real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with FASB ASC Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after sale, we are required to recognize operating profits or losses and gains or losses on sale of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the three and nine months ended September 30, 2008 were as follows (dollars in thousands):

Revenue	$1,251
Costs and expenses:
Operating, administrative and other	659
Depreciation and amortization	92

Total costs and expenses	751
Gain on disposition of real estate	32,816

Operating income	33,316
Interest income	124
Interest expense	649

Income from discontinued operations, before provision for income taxes	32,791
Provision for income taxes	6,043

Income from discontinued operations, net of income taxes	26,748
Less: Income from discontinued operations, net of income taxes, attributable to non-controlling interests	16,523

Income from discontinued operations, net of income taxes, attributable to CB Richard Ellis Group, Inc.	$10,225

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Guarantor and Nonguarantor Financial Statements

        The following condensed consolidating financial information includes:

          (1)   Condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008; condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008; and condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008, of (a) CB Richard Ellis Group, Inc., as the parent, (b) CBRE, as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group, Inc. on a consolidated basis; and

          (2)   Elimination entries necessary to consolidate CB Richard Ellis Group, Inc., as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

        Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2009
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$117,751	$38,792	$169,498	$—	$326,045
Restricted cash	—	—	13,682	29,086	—	42,768
Receivables, net	—	1	306,405	374,832	—	681,238
Warehouse receivables (a)	—	—	193,029	—	—	193,029
Deferred compensation assets	—	8,898	—	—	—	8,898
Income taxes receivable	9,843	154,907	—	23,703	(55,070)	133,383
Prepaid expenses	—	—	45,859	53,508	—	99,367
Deferred tax assets, net	—	—	71,521	15,649	—	87,170
Real estate under development	—	—	—	10,337	—	10,337
Real estate and other assets held for sale	—	—	—	11,238	—	11,238
Other current assets	—	741	26,681	12,171	—	39,593

Total Current Assets	9,847	282,298	695,969	700,022	(55,070)	1,633,066
Property and equipment, net	—	—	105,137	74,715	—	179,852
Goodwill	—	—	801,031	508,374	—	1,309,405
Other intangible assets, net	—	—	291,852	28,224	—	320,076
Investments in unconsolidated subsidiaries	—	—	90,459	65,721	—	156,180
Investments in consolidated subsidiaries	778,515	2,609,121	863,804	—	(4,251,440)	—
Inter-company loan receivable	—	30,121	635,000	21,262	(686,383)	—
Deferred tax assets, net	—	—	8,429	29,147	—	37,576
Real estate under development	—	—	—	135,361	—	135,361
Real estate held for investment	—	—	4,685	554,771	—	559,456
Available for sale securities	—	—	31,806	228	—	32,034
Other assets, net	—	27,094	44,280	40,964	—	112,338

Total Assets	$788,362	$2,948,634	$3,572,452	$2,158,789	$(4,992,893)	$4,475,344

Current Liabilities:
Accounts payable and accrued expenses	$—	$26,974	$119,384	$280,542	$—	$426,900
Compensation and employee benefits payable	—	626	130,871	104,261	—	235,758
Accrued bonus and profit sharing	—	—	100,124	87,843	—	187,967
Deferred compensation liabilities	—	4,062	—	—	—	4,062
Income taxes payable	—	—	55,070	—	(55,070)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	192,958	—	—	192,958
Revolving credit facility	—	10,389	—	30,726	—	41,115
Other	—	—	370	5,500	—	5,870

Total short-term borrowings	—	10,389	193,328	36,226	—	239,943
Current maturities of long-term debt	—	96,190	235	314	—	96,739
Notes payable on real estate	—	—	—	161,450	—	161,450
Liabilities related to real estate and other assets held for sale	—	—	—	1,386	—	1,386
Other current liabilities	234	5,480	8,408	1,517	—	15,639

Total Current Liabilities	234	143,721	607,420	673,539	(55,070)	1,369,844
Long-Term Debt:
Senior secured term loans	—	1,590,170	—	—	—	1,590,170
11.625% senior subordinated notes, net	—	436,228	—	—	—	436,228
Other long-term debt	—	—	—	507	—	507
Inter-company loan payable	489,032	—	197,351	—	(686,383)	—

Total Long-Term Debt	489,032	2,026,398	197,351	507	(686,383)	2,026,905
Pension liability	—	—	—	21,319	—	21,319
Non-current tax liabilities	—	—	78,124	3,441	—	81,565
Notes payable on real estate	—	—	—	392,271	—	392,271
Other liabilities	—	—	80,436	36,848	—	117,284

Total Liabilities	489,266	2,170,119	963,331	1,127,925	(741,453)	4,009,188
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders' Equity	299,096	778,515	2,609,121	863,804	(4,251,440)	299,096
Non-controlling interests	—	—	—	167,060	—	167,060

Total Equity	299,096	778,515	2,609,121	1,030,864	(4,251,440)	466,156

Total Liabilities and Equity	$788,362	$2,948,634	$3,572,452	$2,158,789	$(4,992,893)	$4,475,344

(a)
Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan, BofA and the Fannie Mae ASAP lines of credit are pledged to JP Morgan, BofA and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2008
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$7,203	$9,467	$142,149	$—	$158,823
Restricted cash	—	—	11,313	25,009	—	36,322
Receivables, net	—	—	341,037	410,903	—	751,940
Warehouse receivables (a)	—	—	210,473	—	—	210,473
Deferred compensation assets	—	225,704	—	—	—	225,704
Income taxes receivable	11,146	48,339	42,275	15,960	—	117,720
Prepaid expenses	—	—	46,494	47,788	—	94,282
Deferred tax assets, net	—	97,059	30,266	20,445	—	147,770
Real estate under development	—	—	—	56,322	—	56,322
Real estate and other assets held for sale	—	—	172	40,262	—	40,434
Other current assets	—	—	27,069	48,674	—	75,743

Total Current Assets	11,150	378,305	718,566	807,512	—	1,915,533
Property and equipment, net	—	—	127,436	80,540	—	207,976
Goodwill	—	—	799,591	452,232	—	1,251,823
Other intangible assets, net	—	—	283,715	27,732	—	311,447
Investments in unconsolidated subsidiaries	—	—	99,792	45,934	—	145,726
Investments in consolidated subsidiaries	763,426	2,424,837	772,762	—	(3,961,025)	—
Inter-company loan receivable	—	274,458	635,000	63,208	(972,666)	—
Deferred tax assets, net	—	—	18,874	25,609	—	44,483
Real estate under development	—	—	—	158,090	—	158,090
Real estate held for investment	—	—	4,612	531,367	—	535,979
Available for sale securities	—	—	28,569	225	—	28,794
Other assets, net	—	26,674	60,806	39,083	—	126,563

Total Assets	$774,576	$3,104,274	$3,549,723	$2,231,532	$(4,933,691)	$4,726,414

Current Liabilities:
Accounts payable and accrued expenses	$—	$3,826	$152,938	$243,113	$—	$399,877
Compensation and employee benefits payable	—	—	138,224	117,184	—	255,408
Accrued bonus and profit sharing	—	—	136,416	158,803	—	295,219
Deferred compensation liabilities	—	239,464	—	—	—	239,464
Short-term borrowings:
Warehouse lines of credit (a)	—	—	210,473	—	—	210,473
Revolving credit facility	—	—	—	25,765	—	25,765
Other	—	—	1,827	8,000	—	9,827

Total short-term borrowings	—	—	212,300	33,765	—	246,065
Current maturities of long-term debt	—	208,550	805	1,307	—	210,662
Notes payable on real estate	—	—	—	176,372	—	176,372
Liabilities related to real estate and other assets held for sale	—	—	—	22,740	—	22,740
Other current liabilities	234	18,348	6,862	1,594	—	27,038

Total Current Liabilities	234	470,188	647,545	754,878	—	1,872,845
Long-Term Debt:
Senior secured term loans	—	1,865,200	—	—	—	1,865,200
Other long-term debt	—	—	788	771	—	1,559
Inter-company loan payable	659,656	—	313,010	—	(972,666)	—

Total Long-Term Debt	659,656	1,865,200	313,798	771	(972,666)	1,866,759
Pension liability	—	—	—	19,802	—	19,802
Non-current tax liabilities	—	—	77,460	1,245	—	78,705
Notes payable on real estate	—	—	—	420,242	—	420,242
Other liabilities	—	5,460	86,083	30,795	—	122,338

Total Liabilities	659,890	2,340,848	1,124,886	1,227,733	(972,666)	4,380,691
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders' Equity	114,686	763,426	2,424,837	772,762	(3,961,025)	114,686
Non-controlling interests	—	—	—	231,037	—	231,037

Total Equity	114,686	763,426	2,424,837	1,003,799	(3,961,025)	345,723

Total Liabilities and Equity	$774,576	$3,104,274	$3,549,723	$2,231,532	$(4,933,691)	$4,726,414

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$604,949	$418,256	$—	$1,023,205
Costs and expenses:
Cost of services	—	—	367,623	238,847	—	606,470
Operating, administrative and other	9,708	1,001	168,796	158,557	—	338,062
Depreciation and amortization	—	—	13,522	10,923	—	24,445

Total costs and expenses	9,708	1,001	549,941	408,327	—	968,977
Gain on disposition of real estate	—	—	—	2,766	—	2,766

Operating (loss) income	(9,708)	(1,001)	55,008	12,695	—	56,994
Equity loss from unconsolidated subsidiaries	—	—	664	5,648	—	6,312
Interest income	—	8	1,609	7	(376)	1,248
Interest expense	—	45,927	572	7,952	(376)	54,075
Royalty and management service (income) expense	—	—	(6,432)	6,432	—	—
Income from consolidated subsidiaries	18,212	46,718	4,088	—	(69,018)	—

Income (loss) before (benefit) provision for income taxes	8,504	(202)	65,901	(7,330)	(69,018)	(2,145)
(Benefit) provision for income taxes	(3,873)	(18,414)	19,183	11,602	—	8,498

Net income (loss)	12,377	18,212	46,718	(18,932)	(69,018)	(10,643)
Less: Net loss attributable to non-controlling interests	—	—	—	(23,020)	—	(23,020)

Net income attributable to CB Richard Ellis Group, Inc.	$12,377	$18,212	$46,718	$4,088	$(69,018)	$12,377

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$764,359	$535,376	$—	$1,299,735
Costs and expenses:
Cost of services	—	—	467,462	287,900	—	755,362
Operating, administrative and other	7,323	879	200,064	212,086	—	420,352
Depreciation and amortization	—	—	13,517	11,895	—	25,412

Total costs and expenses	7,323	879	681,043	511,881	—	1,201,126
Gain on disposition of real estate	—	—	468	9,298	—	9,766

Operating (loss) income	(7,323)	(879)	83,784	32,793	—	108,375
Equity loss from unconsolidated subsidiaries	—	—	2,420	988	—	3,408
Interest income	—	25	1,907	3,257	(789)	4,400
Interest expense	382	33,224	154	9,319	(789)	42,290
Royalty and management service (income) expense	—	—	(8,151)	8,151	—	—
Income from consolidated subsidiaries	44,887	73,281	22,199	—	(140,367)	—

Income from continuing operations before (benefit) provision for income taxes	37,182	39,203	113,467	17,592	(140,367)	67,077
(Benefit) provision for income taxes	(3,191)	(5,684)	40,186	6,390	—	37,701

Income from continuing operations	40,373	44,887	73,281	11,202	(140,367)	29,376
Income from discontinued operations, net of income taxes	—	—	—	26,748	—	26,748

Net income	40,373	44,887	73,281	37,950	(140,367)	56,124
Less: Net income attributable to non-controlling interests	—	—	—	15,751	—	15,751

Net income attributable to CB Richard Ellis Group, Inc.	$40,373	$44,887	$73,281	$22,199	$(140,367)	$40,373

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,732,103	$1,137,218	$—	$2,869,321
Costs and expenses:
Cost of services	—	—	1,068,677	658,043	—	1,726,720
Operating, administrative and other	24,674	3,789	513,342	431,087	—	972,892
Depreciation and amortization	—	—	41,039	32,964	—	74,003

Total costs and expenses	24,674	3,789	1,623,058	1,122,094	—	2,773,615
Gain on disposition of real estate	—	—	—	5,691	—	5,691

Operating (loss) income	(24,674)	(3,789)	109,045	20,815	—	101,397
Equity loss from unconsolidated subsidiaries	—	—	4,934	13,318	—	18,252
Interest income	—	36	3,676	2,492	(1,414)	4,790
Interest expense	—	113,270	795	23,640	(1,414)	136,291
Write-off of financing costs	—	29,255	—	—	—	29,255
Royalty and management service (income) expense	—	—	(12,420)	12,420	—	—
(Loss) income from consolidated subsidiaries	(16,118)	72,311	2,956	—	(59,149)	—

(Loss) income before (benefit) provision for income taxes	(40,792)	(73,967)	122,368	(26,071)	(59,149)	(77,611)
(Benefit) provision for income taxes	(9,843)	(57,849)	50,057	18,792	—	1,157

Net (loss) income	(30,949)	(16,118)	72,311	(44,863)	(59,149)	(78,768)
Less: Net loss attributable to non-controlling interests	—	—	—	(47,819)	—	(47,819)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(30,949)	$(16,118)	$72,311	$2,956	$(59,149)	$(30,949)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,276,083	$1,569,450	$—	$3,845,533
Costs and expenses:
Cost of services	—	—	1,365,824	831,189	—	2,197,013
Operating, administrative and other	19,551	932	705,346	595,707	—	1,321,536
Depreciation and amortization	—	—	40,882	33,354	—	74,236

Total costs and expenses	19,551	932	2,112,052	1,460,250	—	3,592,785
Gain on disposition of real estate	—	—	1,036	12,772	—	13,808

Operating (loss) income	(19,551)	(932)	165,067	121,972	—	266,556
Equity loss from unconsolidated subsidiaries	—	—	17,747	8,175	—	25,922
Other loss	—	—	—	4,607	—	4,607
Interest income	2	129	5,822	10,091	(1,937)	14,107
Interest expense	382	100,958	600	26,852	(1,937)	126,855
Royalty and management service (income) expense	—	—	(21,265)	21,265	—	—
Income from consolidated subsidiaries	89,066	162,259	58,899	—	(310,224)	—

Income from continuing operations before (benefit) provision for income taxes	69,135	60,498	232,706	71,164	(310,224)	123,279
(Benefit) provision for income taxes	(8,255)	(28,568)	70,447	30,869	—	64,493

Income from continuing operations	77,390	89,066	162,259	40,295	(310,224)	58,786
Income from discontinued operations, net of income taxes	—	—	—	26,748	—	26,748

Net income	77,390	89,066	162,259	67,043	(310,224)	85,534
Less: Net income attributable to non-controlling interests	—	—	—	8,144	—	8,144

Net income attributable to CB Richard Ellis Group, Inc.	$77,390	$89,066	$162,259	$58,899	$(310,224)	$77,390

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$13,080	$(64,160)	$129,378	$(24,847)	$53,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(7,272)	(5,375)	(12,647)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(5,762)	(22,501)	(28,263)
Contributions to unconsolidated subsidiaries	—	—	(4,856)	(36,810)	(41,666)
Distributions from unconsolidated subsidiaries	—	—	3,898	864	4,762
Proceeds from the sale of servicing rights and other assets	—	—	6,704	259	6,963
Additions to real estate held for investment	—	—	—	(22,952)	(22,952)
Net proceeds from disposition of real estate held for investment	—	—	—	3,408	3,408
Increase in restricted cash	—	—	(2,370)	(4,014)	(6,384)
Other investing activities, net	—	—	(1,126)	—	(1,126)

Net cash used in investing activities	—	—	(10,784)	(87,121)	(97,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(429,250)	—	—	(429,250)
Proceeds from revolving credit facility	—	793,049	—	7,879	800,928
Repayment of revolving credit facility	—	(741,646)	—	(10,564)	(752,210)
Proceeds from 11.625% senior subordinated notes, net	—	435,928	—	—	435,928
Proceeds from notes payable on real estate held for investment	—	—	—	13,764	13,764
Repayment of notes payable on real estate held for investment	—	—	—	(5,432)	(5,432)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	48,640	48,640
Repayment of notes payable on real estate held for sale and under development	—	—	—	(34,968)	(34,968)
Repayment of short-term borrowings and other loans, net	—	—	(1,676)	(2,517)	(4,193)
Proceeds from issuance of common stock, net	146,361	—	—	—	146,361
Proceeds from exercise of stock options	14,735	—	—	—	14,735
Incremental tax benefit from stock options exercised	1,039	—	—	—	1,039
Non-controlling interests contributions	—	—	—	20,470	20,470
Non-controlling interests distributions	—	—	—	(12,501)	(12,501)
Payment of financing costs	—	(37,690)	—	(1,008)	(38,698)
(Increase) decrease in inter-company receivables, net	(174,080)	154,317	(87,593)	107,356	—
Other financing activities, net	(1,135)	—	—	(1,233)	(2,368)

Net cash (used in) provided by financing activities	(13,080)	174,708	(89,269)	129,886	202,245
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	9,431	9,431

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	110,548	29,325	27,349	167,222
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	7,203	9,467	142,149	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$117,751	$38,792	$169,498	$326,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$85,148	$97	$15,065	$100,310

Income tax (refunds) payments, net	$(2,126)	$(9,221)	$(56,198)	$13,627	$(53,918)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20. Guarantor and Nonguarantor Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$10,131	$(71,990)	$(53,818)	$(115,668)	$(231,345)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(21,079)	(18,816)	(39,895)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(31,187)	(164,776)	(195,963)
Contributions to unconsolidated subsidiaries	—	—	(21,721)	(22,341)	(44,062)
Distributions from unconsolidated subsidiaries	—	—	19,539	272	19,811
Proceeds from the sale of servicing rights and other assets	—	—	6,101	162	6,263
Additions to real estate held for investment	—	—	—	(122,618)	(122,618)
Increase in restricted cash	—	—	(2,370)	(27,409)	(29,779)
Other investing activities, net	—	120	(4,864)	—	(4,744)

Net cash provided by (used in) investing activities	—	120	(55,581)	(355,526)	(410,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	300,000	—	—	300,000
Repayment of senior secured term loans	—	(9,750)	—	—	(9,750)
Proceeds from revolving credit facility	—	1,628,460	—	92,341	1,720,801
Repayment of revolving credit facility	—	(1,340,460)	—	(38,969)	(1,379,429)
Proceeds from notes payable on real estate held for investment	—	—	—	109,520	109,520
Repayment of notes payable on real estate held for investment	—	—	—	(13,975)	(13,975)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	120,601	120,601
Repayment of notes payable on real estate held for sale and under development	—	—	—	(120,620)	(120,620)
Repayment of short-term borrowings and other loans, net	—	—	(879)	(36,894)	(37,773)
Proceeds from exercise of stock options	3,805	—	—	—	3,805
Incremental tax benefit from stock options exercised	4,272	—	—	—	4,272
Non-controlling interests contributions	—	—	—	42,344	42,344
Non-controlling interests distributions	—	—	—	(28,510)	(28,510)
Payment of financing costs	—	(6,226)	—	(3,503)	(9,729)
(Increase) decrease in inter-company receivables, net	(18,267)	(491,376)	326,713	182,930	—
Other financing activities, net	60	—	—	(1,387)	(1,327)

Net cash (used in) provided by financing activities	(10,130)	80,648	325,834	303,878	700,230
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	8	8

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	8,778	216,435	(167,308)	57,906
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	18,448	(12,207)	336,630	342,874

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$27,226	$204,228	$169,322	$400,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$96,462	$875	$15,405	$112,742

Income tax, net of refunds	$—	$—	$95,494	$89,527	$185,021

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

        Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Americas	$646,249	$816,225	$1,824,855	$2,385,227
EMEA	192,276	271,686	531,032	814,185
Asia Pacific	131,586	141,452	347,332	434,551
Global Investment Management	32,872	39,823	102,774	122,058
Development Services	20,222	30,549	63,328	89,512

	$1,023,205	$1,299,735	$2,869,321	$3,845,533

EBITDA
Americas	$63,744	$80,995	$144,987	$211,475
EMEA	14,725	23,052	17,536	66,164
Asia Pacific	12,971	9,128	27,130	44,638
Global Investment Management	4,642	19,351	6,397	2,506
Development Services	2,065	15,510	8,917	10,744

	$98,147	$148,036	$204,967	$335,527

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

21. Industry Segments (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Americas
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$11,013	$30,181	$(19,746)	$56,470
Add:
Depreciation and amortization	14,032	14,191	42,523	44,160
Interest expense	45,242	33,350	112,249	100,255
Write-off of financing costs	—	—	29,255	—
Royalty and management service income	(5,575)	(6,793)	(10,280)	(17,721)
(Benefit) provision for income taxes	(27)	12,056	(6,117)	33,474
Less:
Interest income	941	1,990	2,897	5,163

EBITDA	$63,744	$80,995	$144,987	$211,475

EMEA
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$575	$2,467	$(853)	$25,431
Add:
Depreciation and amortization	2,806	3,422	7,967	10,407
Interest expense	237	1,205	720	2,172
Royalty and management service expense	3,964	4,270	6,576	10,158
Provision for income taxes	7,188	12,434	3,500	21,108
Less:
Interest income	45	746	374	3,112

EBITDA	$14,725	$23,052	$17,536	$66,164

Asia Pacific
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$5,047	$(3,859)	$3,512	$9,519
Add:
Depreciation and amortization	2,155	3,487	6,411	7,112
Interest expense	912	1,497	2,305	4,389
Royalty and management service expense	1,388	2,176	3,065	6,401
Provision for income taxes	3,646	5,947	12,265	18,036
Less:
Interest income	177	120	428	819

EBITDA	$12,971	$9,128	$27,130	$44,638

Global Investment Management
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$993	$6,924	$(18)	$(5,185)
Add:
Depreciation and amortization	1,257	706	3,646	2,353
Interest expense	1,458	421	3,047	1,788
Royalty and management service expense	223	347	639	1,162
Provision (benefit) for income taxes	750	10,961	(426)	3,190
Less:
Interest income	39	8	491	802

EBITDA	$4,642	$19,351	$6,397	$2,506

Development Services
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(5,251)	$4,660	$(13,844)	$(8,845)
Add:
Depreciation and amortization (1)	4,195	3,698	13,456	10,296
Interest expense (2)	6,226	6,466	17,970	18,900
(Benefit) provision for income taxes (3)	(3,059)	2,346	(8,065)	(5,272)
Less:
Interest income (4)	46	1,660	600	4,335

EBITDA (5)	$2,065	$15,510	$8,917	$10,744

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

22. Subsequent Event

        We have evaluated events and transactions that have occurred subsequent to September 30, 2009 through November 9, 2009, the date of issuance of our consolidated financial statements, for potential recognition or disclosure in these consolidated financial statements.

        On November 3, 2009, we announced that we will sell shares of our Class A common stock, having an aggregate offering price of up to $300.0 million, from time to time pursuant to an at-the-market offering program through BofA Merrill Lynch, as sales agent and/or principal. We intend to use the proceeds from the offering for general corporate purposes, including the repayment of debt.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q of CB Richard Ellis Group, Inc. for the three months ended September 30, 2009, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K, as amended by the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2009, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

        In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the fourth quarter and beyond. See "Forward-Looking Statements."

Overview

        We are the world's largest commercial real estate services firm, based on 2008 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2008, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 30,000 employees providing commercial real estate services under the "CB Richard Ellis" brand name and development services under the "Trammell Crow" brand name. Our business is focused on several service competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, 2008 and 2009, we were included on the Business Week list of 50 "Best in Class" companies across all industries. In 2008, we became the first commercial real estate services firm to be included in the Fortune 500 and remained the only commercial real estate services company on this list in 2009. Fortune also included us on its list of Fastest Growing U.S. Companies in 2007 and 2008 and its list of Most Admired Companies in the real estate sector in 2009. In 2009, the International Association of Outsourcing Professionals ranked us the #1 outsourcing company in commercial real estate services.

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

  Macroeconomic Conditions

        Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, or the public perception that any of these events may occur, have negatively affected and may continue to negatively affect the performance of many of our business lines. Beginning in late 2007, the severe global economic downturn and credit market crisis have had significant adverse effects on our operations. Weak economic conditions have resulted in, and may continue to result in, a general decrease in transaction activity, lower occupancy and rental rate levels, reduced property values and restrained corporate spending. These trends, in turn, have reduced, and may continue to reduce, revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets.

        Adverse changes in economic conditions have also affected, and will continue to affect, our compensation expense, which is generally structured to decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they have been recently, our management has taken decisive actions to improve operational performance by, among other actions, reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels. Notwithstanding these actions, adverse global and regional economic changes remain one of the most significant risks to our financial condition and results of operations.

        Economic conditions in the Americas, our largest segment in terms of revenue, began to rebound in 2003 from the economic downturn in 2001 and 2002. The recovery, which positively impacted the commercial real estate market generally, continued through the second quarter of 2007, helping to improve our Americas segment's revenue, particularly leasing and sales revenue. Since the third quarter of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors and the impact of sharply higher energy costs. This resulted in a recession, affecting all segments of the economy, beginning in early 2008, as both consumer and business spending dropped. This weakening economic activity, coupled with capital market stresses, led to a disruption in global financial markets in the third quarter of 2008, the consequences of which have continued to be felt through the first nine months of 2009. This disruption caused credit markets to freeze up, investors to become more risk averse and assets of all types, from the riskiest to the most secure, to lose value. These conditions also caused the economy to contract further and job losses to accelerate throughout 2008 and during the first nine months of 2009. This has resulted in a decline in leasing activity and space absorption, rising vacancy rates and decreasing rents across the United States. Investment sales activity in the United States has fallen sharply from peak levels in 2007 and has remained at depressed levels for the first nine months of 2009. This decline is the result of an absence of debt financing, weakening property fundamentals, and the re-pricing of risk in the face of economic and market uncertainty.

        The weakening capital markets trend experienced in the United States began to manifest in the United Kingdom in late 2007, and in continental Europe beginning in early 2008. As a result, investment sales in Europe worsened progressively throughout 2008 and have remained at depressed levels through the first nine months of 2009. The major European economies also entered into a recession in 2008, which has persisted in most countries through the first nine months of 2009, resulting in lower levels of leasing activity. The markets in Asia Pacific have also been affected, albeit generally to a lesser degree than the United States and Europe, by the global credit market dislocation and economic difficulties, as reflected in lower investment sales and leasing activity in 2008 and through the third quarter of 2009. The deteriorating conditions have also adversely affected our Global Investment Management and Development Services businesses beginning in late 2007 and continuing through the first nine months of 2009 as property values decreased sharply and disposition opportunities have been markedly reduced.

        The recovery of our sales, leasing and investment management and development services businesses is contingent on, among other things, the U.S. and global economies returning to sustained growth, with positive employment gains, and credit markets maintaining a stable and predictable condition for an extended period.

  Effects of Acquisitions

        Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage brokerage services through our 1996 acquisition of L.J. Melody & Company (now known as CBRE Capital Markets) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors (now known as CB Richard Ellis Investors), our 1997 acquisition of Koll Real Estate Services and our 1998 acquisition of the London-based firm Hillier Parker May & Rowden. Our 2003 acquisition of Insignia Financial Group, Inc. (Insignia) significantly increased the scale of our real estate advisory and outsourcing services business lines in our Americas segment and also significantly increased our presence in the New York, London and Paris metropolitan areas.

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

        Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. Our acquirees have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. In 2008, we completed 16 acquisitions with an aggregate purchase price of approximately $181 million. In light of the current economic environment, no acquisitions were completed during the nine months ended September 30, 2009.

        Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through September 30, 2009, we have incurred expenses of $41.9 million related to Insignia and $57.5 million related to Trammell Crow Company in connection with the integration of these companies' business lines, as well as accounting and other systems, into our own. During the nine months ended September 30, 2009, we incurred $4.4 million of integration expenses, the majority of which were related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses relating to past acquisitions of approximately $6 million during 2009, which include residual integration costs associated with our acquisition of Trammell Crow Company as well as similar costs related to a strategic in-fill acquisition in 2006.

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

  Leverage

        We are highly leveraged and have significant debt service obligations. As of September 30, 2009, our total debt, excluding our notes payable on real estate and warehouse lines of credit, was approximately $2.2 billion. Our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

        During the third quarter of 2009, we reached agreement with our lenders to extend maturities and amortization schedules on $985.0 million of loans outstanding under our Credit Agreement. During the nine months ended September 30, 2009, we also repaid $429.3 million of our senior secured term loans outstanding under our Credit Agreement and issued $450.0 million of 11.625% senior subordinated notes due June 15, 2017. These actions, coupled with the successful amendment to our Credit Agreement in the first quarter of 2009, have given us increased flexibility and significantly extended the weighted average maturity of our outstanding debt.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended September 30, 2009.

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

Results of Operations

        The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Revenue	$1,023,205	100.0%	$1,299,735	100.0%	$2,869,321	100.0%	$3,845,533	100.0%
Costs and expenses:
Cost of services	606,470	59.3	755,362	58.1	1,726,720	60.2	2,197,013	57.1
Operating, administrative and other	338,062	33.0	420,352	32.3	972,892	33.9	1,321,536	34.4
Depreciation and amortization	24,445	2.4	25,412	2.0	74,003	2.6	74,236	1.9

Total costs and expenses	968,977	94.7	1,201,126	92.4	2,773,615	96.7	3,592,785	93.4
Gain on disposition of real estate	2,766	0.3	9,766	0.7	5,691	0.2	13,808	0.3

Operating income	56,994	5.6	108,375	8.3	101,397	3.5	266,556	6.9
Equity loss from unconsolidated subsidiaries	6,312	0.6	3,408	0.3	18,252	0.6	25,922	0.7
Other loss	—	—	—	—	—	—	4,607	0.1
Interest income	1,248	0.1	4,400	0.3	4,790	0.2	14,107	0.4
Interest expense	54,075	5.3	42,290	3.2	136,291	4.8	126,855	3.3
Write-off of financing costs	—	—	—	—	29,255	1.0	—	—

(Loss) income from continuing operations before provision for income taxes	(2,145)	(0.2)	67,077	5.1	(77,611)	(2.7)	123,279	3.2
Provision for income taxes	8,498	0.8	37,701	2.9	1,157	0.1	64,493	1.7

(Loss) income from continuing operations	(10,643)	(1.0)	29,376	2.2	(78,768)	(2.8)	58,786	1.5
Income from discontinued operations, net of income taxes	—	—	26,748	2.1	—	—	26,748	0.7

Net (loss) income	(10,643)	(1.0)	56,124	4.3	(78,768)	(2.8)	85,534	2.2
Less: Net (loss) income attributable to non-controlling interests	(23,020)	(2.2)	15,751	1.2	(47,819)	(1.7)	8,144	0.2

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$12,377	1.2%	$40,373	3.1%	$(30,949)	(1.1)%	$77,390	2.0%

EBITDA (1)	$98,147	9.6%	$148,036	11.4%	$204,967	7.1%	$335,527	8.7%

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

        EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$12,377	$40,373	$(30,949)	$77,390
Add:
Depreciation and amortization (1)	24,445	25,504	74,003	74,328
Interest expense (2)	54,075	42,939	136,291	127,504
Write-off of financing costs	—	—	29,255	—
Provision for income taxes (3)	8,498	43,744	1,157	70,536
Less:
Interest income (4)	1,248	4,524	4,790	14,231

EBITDA (5)	$98,147	$148,036	$204,967	$335,527

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

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

        We reported consolidated net income of $12.4 million for the three months ended September 30, 2009 on revenue of $1.0 billion as compared to consolidated net income of $40.4 million on revenue of $1.3 billion for the three months ended September 30, 2008.

        Our revenue on a consolidated basis for the three months ended September 30, 2009 decreased by $276.5 million, or 21.3%, as compared to the three months ended September 30, 2008. This decrease was primarily driven by weak worldwide sales and leasing activity resulting from continued challenging global economic conditions. While our outsourcing business continued to add new clients and expand existing relationships, its revenue also declined slightly in the current year period due to reduced client spending, a rise in vacancy rates of properties we manage as well as the effect of client consolidations and distress over the past year. We expect this trend in our outsourcing business to continue in the near term. Foreign currency translation had a $37.5 million negative impact on total revenue during the three months ended September 30, 2009.

        Our cost of services on a consolidated basis decreased by $148.9 million, or 19.7%, during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. Foreign currency translation had a $21.8 million positive impact on cost of services during the three months ended September 30, 2009. Cost of services as a percentage of revenue increased from 58.1% for the three months ended September 30, 2008 to 59.3% for the three months ended September 30, 2009. This increase was primarily driven by the large decrease in overall revenue and a shift in the mix of revenues with outsourcing, including reimbursables, comprising a materially greater portion of the total than in the prior year period.

        Our operating, administrative and other expenses on a consolidated basis decreased by $82.3 million, or 19.6%, during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease was driven by cost reduction measures taken in response to weakened macroeconomic market conditions that started in 2008 and continued through the third quarter of 2009, which led to lower overall operating costs, particularly payroll-related, travel and marketing costs. The decrease was also driven by reduced bonuses resulting from lower business performance. Foreign currency translation had an $11.8 million positive impact on total operating expenses during the three months ended September 30, 2009. As a result of cost reduction efforts, operating expenses as a percentage of revenue remained relatively flat at 33.0% for the three months ended September 30, 2009 as compared to 32.3% for the three months ended September 30, 2008.

        Our depreciation and amortization expense on a consolidated basis was relatively consistent at $24.4 million for the three months ended September 30, 2009 as compared to $25.4 million for the three months ended September 30, 2008.

        Our gain on disposition of real estate on a consolidated basis was $2.8 million and $9.8 million for the three months ended September 30, 2009 and 2008, respectively. These gains resulted from activity within our Development Services segment.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis was $6.3 million for the three months ended September 30, 2009 versus $3.4 million for the three months ended September 30, 2008. The loss in the current year period was primarily due to non-cash write-downs resulting from continued declines in value of investments in our Global Investment Management and Development Services segments. The loss in the prior year period was mainly driven by our Americas segment due to the non-cash write-down of our investment in Realty Finance Corporation, a mortgage REIT, as a result of a decline in its market valuation.

        Our consolidated interest income was $1.2 million for the three months ended September 30, 2009, a decrease of $3.2 million, or 71.6%, as compared to the three months ended September 30, 2008. This decrease was mainly driven by lower interest income earned in our Americas and EMEA segments as a result of lower interest rates in the current year and in our Development Services segment due to a decrease in notes receivable in the current year.

        Our consolidated interest expense increased by $11.8 million, or 27.9%, during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily due to interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009.

        Our provision for income taxes decreased by $29.2 million during the three months ended September 30, 2009, or 77.5%, as compared to the three months ended September 30, 2008. Our effective tax rate from continuing operations, after adjusting pre-tax (loss) income to remove the portion attributable to non-controlling interests, was 40.7% for the three months ended September 30, 2009 versus 55.6% for the three months ended September 30, 2008. The changes in our provision for income taxes and our effective tax rate were mainly attributable to a significant decrease in pre-tax income for the three months ended September 30, 2009 versus the same period in the prior year, the change in our mix of domestic and foreign earnings (losses) and a greater impact in the current year of losses sustained in jurisdictions where no tax benefit can be provided.

        Our consolidated income from discontinued operations, net of income taxes, was $26.7 million for the three months ended September 30, 2008. This income resulted from activity within our Development Services segment.

        Our net loss attributable to non-controlling interests on a consolidated basis was $23.0 million for the three months ended September 30, 2009 as compared to $15.8 million of net income attributable to non-controlling interests for the three months ended September 30, 2008. This activity primarily reflects our non-controlling interests' share of activity within our Development Services segment.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

        We reported a consolidated net loss of $30.9 million for the nine months ended September 30, 2009 on revenue of $2.9 billion as compared to consolidated net income of $77.4 million on revenue of $3.8 billion for the nine months ended September 30, 2008.

        Our revenue on a consolidated basis for the nine months ended September 30, 2009 decreased by $976.2 million, or 25.4%, as compared to the nine months ended September 30, 2008. This decrease was primarily driven by weak worldwide sales and leasing activity as well as lower appraisal revenue, all resulting from the continuation of challenging global economic conditions. While our outsourcing business continued to add new clients and expand existing relationships, its revenue also declined slightly in the current year period as a result of reduced client spending, a rise in vacancy rates of properties we manage as well as the effect of client consolidations and distress over the past year. Foreign currency translation had a $175.7 million negative impact on total revenue during the nine months ended September 30, 2009.

        Our cost of services on a consolidated basis decreased by $470.3 million, or 21.4%, during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. Foreign currency translation had a $104.6 million positive impact on cost of services during the nine months ended September 30, 2009. Cost of services as a percentage of revenue increased from 57.1% for the nine months ended September 30, 2008 to 60.2% for the nine months ended September 30, 2009. This increase was primarily driven by the large decrease in overall revenue and a shift in the mix of revenues with outsourcing, including reimbursables, comprising a materially greater portion of the total than in the prior year period.

        Our operating, administrative and other expenses on a consolidated basis decreased by $348.6 million, or 26.4%, during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease was driven by cost reduction measures that started in 2008 and continued through the third quarter of 2009, which led to lower operating costs, particularly payroll-related, travel and marketing costs. The decrease was also driven by reduced incentive compensation expense, including bonuses and carried interest expense (within our Global Investment Management segment), resulting from lower business performance. Foreign currency translation had a

$55.1 million positive impact on total operating expenses during the nine months ended September 30, 2009. These reductions were partially offset by impairment charges incurred in our Development Services segment. Nevertheless, as a result of our aggressive cost cutting measures, operating expenses as a percentage of revenue decreased to 33.9% for the nine months ended September 30, 2009 from 34.4% for the nine months ended September 30, 2008.

        Our depreciation and amortization expense on a consolidated basis was relatively consistent at $74.0 million for the nine months ended September 30, 2009 as compared to $74.2 million for the nine months ended September 30, 2008.

        Our gain on disposition of real estate on a consolidated basis was $5.7 million and $13.8 million for the nine months ended September 30, 2009 and 2008, respectively. These gains resulted from activity within our Development Services segment.

        Our equity loss from unconsolidated subsidiaries on a consolidated basis decreased by $7.7 million, or 29.6%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease was primarily driven by a $14.7 million non-cash write-down of our investment in Realty Finance Corporation, a mortgage REIT, within our Americas segment attributable to a decline in its market valuation in the prior year period, which did not recur in the current year. This activity was partially offset by higher non-cash write-downs resulting from declines in value of investments in our Global Investment Management segment in the current year period.

        Our other loss on a consolidated basis was $4.6 million for the nine months ended September 30, 2008, which related to a decline in market valuation of an investment maintained within our Global Investment Management segment.

        Our consolidated interest income was $4.8 million for the nine months ended September 30, 2009, a decrease of $9.3 million, or 66.0%, as compared to the nine months ended September 30, 2008. This decrease was mainly driven by lower interest income earned in our Americas and EMEA segments as a result of lower interest rates in the current year and in our Development Services segment due to a decrease in notes receivable in the current year.

        Our consolidated interest expense increased by $9.4 million during the nine months ended September 30, 2009, or 7.4%, as compared to the nine months ended September 30, 2008. The increase was primarily due to higher interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009, partially offset by lower interest expense associated with our Credit Agreement, mainly due to lower average outstanding debt balances in the current year.

        We wrote off $29.3 million of financing costs during the nine months ended September 30, 2009 in connection with the amendment of our Credit Agreement on March 24, 2009.

        Our provision for income taxes on a consolidated basis was $1.2 million for the nine months ended September 30, 2009 as compared to $64.5 million for the nine months ended September 30, 2008. Our effective tax rate from continuing operations, after adjusting pre-tax (loss) income to remove the portion attributable to non-controlling interests, decreased to negative 3.9% for the nine months ended September 30, 2009 as compared to 49.0% for the nine months ended September 30, 2008. The changes in our provision for income taxes and our effective tax rate were primarily the result of a sizeable loss reported in the current year versus substantial income in the prior year, a change in our mix of domestic and foreign earnings (losses), the impact of losses sustained in jurisdictions where no tax benefit can be provided as well as the impact of discrete items.

        Our net loss attributable to non-controlling interests on a consolidated basis was $47.8 million for the nine months ended September 30, 2009 as compared to net income attributable to non-controlling interests of $8.1 million for the nine months ended September 30, 2008. This activity primarily reflects our non-controlling interests' share of activity within our Development Services segment.

Segment Operations

        The following table summarizes our revenue, costs and expenses, operating income (loss) and EBITDA by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Americas
Revenue	$646,249	100.0%	$816,225	100.0%	$1,824,855	100.0%	$2,385,227	100.0%
Costs and expenses:
Cost of services	409,125	63.3	515,987	63.2	1,177,619	64.5	1,488,010	62.4
Operating, administrative and other	175,356	27.1	218,216	26.8	507,597	27.8	675,674	28.3
Depreciation and amortization	14,032	2.2	14,191	1.7	42,523	2.4	44,160	1.9

Operating income	$47,736	7.4%	$67,831	8.3%	$97,116	5.3%	$177,383	7.4%

EBITDA (1)	$63,744	9.9%	$80,995	9.9%	$144,987	7.9%	$211,475	8.9%

EMEA
Revenue	$192,276	100.0%	$271,686	100.0%	$531,032	100.0%	$814,185	100.0%
Costs and expenses:
Cost of services	117,233	61.0	155,645	57.3	336,595	63.4	460,650	56.6
Operating, administrative and other	60,585	31.5	94,401	34.7	177,485	33.4	289,686	35.6
Depreciation and amortization	2,806	1.4	3,422	1.3	7,967	1.5	10,407	1.2

Operating income	$11,652	6.1%	$18,218	6.7%	$8,985	1.7%	$53,442	6.6%

EBITDA (1)	$14,725	7.7%	$23,052	8.5%	$17,536	3.3%	$66,164	8.1%

Asia Pacific
Revenue	$131,586	100.0%	$141,452	100.0%	$347,332	100.0%	$434,551	100.0%
Costs and expenses:
Cost of services	80,112	60.9	83,730	59.2	212,506	61.2	248,353	57.2
Operating, administrative and other	38,694	29.4	49,111	34.7	106,212	30.6	139,982	32.2
Depreciation and amortization	2,155	1.6	3,487	2.5	6,411	1.8	7,112	1.6

Operating income	$10,625	8.1%	$5,124	3.6%	$22,203	6.4%	$39,104	9.0%

EBITDA (1)	$12,971	9.9%	$9,128	6.5%	$27,130	7.8%	$44,638	10.3%

Global Investment Management
Revenue	$32,872	100.0%	$39,823	100.0%	$102,774	100.0%	$122,058	100.0%
Costs and expenses:
Operating, administrative and other	25,491	77.5	18,398	46.2	81,782	79.6	100,189	82.1
Depreciation and amortization	1,257	3.9	706	1.8	3,646	3.5	2,353	1.9

Operating income	$6,124	18.6%	$20,719	52.0%	$17,346	16.9%	$19,516	16.0%

EBITDA (1)	$4,642	14.1%	$19,351	48.6%	$6,397	6.2%	$2,506	2.1%

Development Services
Revenue	$20,222	100.0%	$30,549	100.0%	$63,328	100.0%	$89,512	100.0%
Costs and expenses:
Operating, administrative and other	37,936	187.6	40,226	131.7	99,816	157.6	116,005	129.6
Depreciation and amortization	4,195	20.8	3,606	11.8	13,456	21.3	10,204	11.4
Gain on disposition of real estate	2,766	13.7	9,766	32.0	5,691	9.0	13,808	15.4

Operating loss	$(19,143)	(94.7)%	$(3,517)	(11.5)%	$(44,253)	(69.9)%	$(22,889)	(25.6)%

EBITDA (1) (2)	$2,065	10.2%	$15,510	50.8%	$8,917	14.1%	$10,744	12.0%

(1)
See Note 21 of the Notes to Consolidated Financial Statements for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP, which is segment net income (loss).

(2)
Includes EBITDA related to discontinued operations of $16.9 million for the three and nine months ended September 30, 2008.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Americas

        Revenue decreased by $170.0 million, or 20.8%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease was primarily driven by lower sales and leasing activity due to the continuation of weak global economic conditions. Foreign currency translation had a $7.1 million negative impact on total revenue during the three months ended September 30, 2009.

        Cost of services decreased by $106.9 million, or 20.7%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily due to lower commission expense resulting from lower sales and lease transaction revenue. Foreign currency translation had a $3.9 million positive impact on cost of services during the three months ended September 30, 2009. Cost of services as a percentage of revenue was essentially flat at 63.3% for the three months ended September 30, 2009 versus 63.2% for the three months ended September 30, 2008.

        Operating, administrative and other expenses decreased by $42.9 million, or 19.6%, mainly driven by cost containment measures put in place in 2008 and 2009, which led to a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. The decrease was also attributable to a reduction in bonuses, which resulted from the lower business performance. Foreign currency translation had a $2.4 million positive impact on total operating expenses during the three months ended September 30, 2009.

EMEA

        Revenue decreased by $79.4 million, or 29.2%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decline was primarily attributable to lower sales, leasing and appraisal activities throughout the region. Foreign currency translation had a $23.1 million negative impact on total revenue during the three months ended September 30, 2009.

        Cost of services decreased by $38.4 million, or 24.7%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily due to lower bonuses and commission expense resulting from lower revenue. Foreign currency translation had a $14.0 million positive impact on cost of services during the three months ended September 30, 2009. Cost of services as a percentage of revenue increased from 57.3% for the three months ended September 30, 2008 to 61.0% for the three months ended September 30, 2009, primarily driven by the sharp decline in revenue.

        Operating, administrative and other expenses decreased by $33.8 million, or 35.8%, mainly due to aggressive actions taken to cut costs, which resulted in a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. A decrease in bonuses as a result of the lower business performance also contributed to this variance. Foreign currency translation had a $7.4 million positive impact on total operating expenses during the three months ended September 30, 2009.

Asia Pacific

        Revenue decreased by $9.9 million, or 7.0%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This revenue decrease was primarily driven by lower leasing activity throughout the region. Foreign currency translation had a $5.7 million negative impact on total revenue during the three months ended September 30, 2009.

        Cost of services decreased by $3.6 million, or 4.3%, mainly due to foreign currency translation, which had a $3.9 million positive impact on cost of services for the three months ended September 30, 2009. Cost of services as a percentage of revenue increased from 59.2% for the three months ended September 30, 2008 to 60.9% for the three months ended September 30, 2009, primarily driven by the significant decline in revenue and a shift in our business mix more towards outsourcing services.

        Operating, administrative and other expenses decreased by $10.4 million, or 21.2%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease was primarily due to lower operating costs, including travel and marketing costs, which were driven by cost containment measures put in place during 2008 and 2009. Foreign currency translation had a $0.7 million positive impact on total operating expenses during the three months ended September 30, 2009.

Global Investment Management

        Revenue decreased by $7.0 million, or 17.5%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 attributable to lower asset management, acquisition and incentive fees in the current year period. Asset management fees decreased primarily due to downward pressure on certain asset management fee structures. Foreign currency translation had a $1.6 million negative impact on total revenue during the three months ended September 30, 2009.

        Operating, administrative and other expenses increased by $7.1 million, or 38.6%, primarily due to a lower net reversal of carried interest incentive compensation expense for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management. Excluding the impact of reversing net carried interest incentive compensation expense accruals, which totaled $6.0 million and $15.3 million for the three months ended September 30, 2009 and 2008, respectively, operating expenses decreased by 6.3% compared with the prior year period. Foreign currency translation had a $1.3 million positive impact on total operating expenses during the three months ended September 30, 2009.

        Total assets under management (AUM) as of September 30, 2009 totaled $34.9 billion, down 4% from June 30, 2009 and 9% from year-end 2008.

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

Development Services

        Revenue decreased by $10.3 million, or 33.8%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily due to lower construction revenue driven by the continuation of weak market conditions.

        Operating, administrative and other expenses decreased by $2.3 million, or 5.7%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Impairment charges of $17.2 million related to real estate assets were more than offset by lower job construction costs as well as a decrease in payroll-related costs, including bonuses, driven by cost containment efforts in 2008 and 2009 as well as lower business performance in the current year period.

        Development projects in process as of September 30, 2009 totaled $5.1 billion, down 9% from year-end 2008. The inventory of pipeline deals as of September 30, 2009 stood at $1.0 billion, down 60% from year-end 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Americas

        Revenue decreased by $560.4 million, or 23.5%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease was primarily driven by lower sales and leasing activity due to the continuation of weak global economic conditions. Foreign currency translation had a $30.7 million negative impact on total revenue during the nine months ended September 30, 2009.

        Cost of services decreased by $310.4 million, or 20.9%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to lower commission expense resulting from lower sales and lease transaction revenue. Foreign currency translation had a $19.0 million positive impact on cost of services during the nine months ended September 30, 2009. Cost of services as a percentage of revenue increased to 64.5% for the nine months ended September 30, 2009 from 62.4% for the nine months ended September 30, 2008 primarily due to the large decrease in overall revenue and a shift in our business mix more towards outsourcing services.

        Operating, administrative and other expenses decreased by $168.1 million, or 24.9%, mainly driven by cost containment measures put in place in 2008 and 2009, which led to a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. The decrease was also attributable to a reduction in bonuses, which resulted from the lower business performance. Foreign currency translation had a $9.5 million positive impact on total operating expenses during the nine months ended September 30, 2009.

EMEA

        Revenue decreased by $283.2 million, or 34.8%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decline was primarily attributable to lower sales, leasing and appraisal activities throughout the region. Foreign currency translation had a $100.4 million negative impact on total revenue during the nine months ended September 30, 2009.

        Cost of services decreased by $124.1 million, or 26.9%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease was largely driven by foreign currency translation, which had a $62.6 million positive impact on cost of services during the nine months ended September 30, 2009. Lower bonuses and commission expense resulting from lower revenue also contributed to the variance. Cost of services as a percentage of revenue increased from 56.6% for the nine months ended September 30, 2008 to 63.4% for the nine months ended September 30, 2009, primarily driven by the sharp decline in revenue.

        Operating, administrative and other expenses decreased by $112.2 million, or 38.7%, mainly due to aggressive actions taken to cut costs, which led to a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. A reduction in bonuses resulting from the lower business performance also contributed to the variance. Foreign currency translation had a $32.0 million positive impact on total operating expenses during the nine months ended September 30, 2009.

Asia Pacific

        Revenue decreased by $87.2 million, or 20.1%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This revenue decrease was primarily driven by lower sales and leasing activity throughout the region. Foreign currency translation had a $35.3 million negative impact on total revenue during the nine months ended September 30, 2009.

        Cost of services decreased by $35.8 million, or 14.4%, mainly due to foreign currency translation, which had a $23.0 million positive impact on cost of services for the nine months ended September 30, 2009. Reduced commission expense and bonuses resulting from the lower revenue also contributed to the variance. Cost of services as a percentage of revenue increased from 57.2% for the nine months ended September 30, 2008 to 61.2% for the nine months ended September 30, 2009, primarily driven by the significant decline in overall revenue as well as a shift in our business mix more towards outsourcing services.

        Operating, administrative and other expenses decreased by $33.8 million, or 24.1%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease was primarily due to lower operating costs, including payroll-related, travel and marketing costs, which were driven by cost containment measures put in place during 2008 and 2009. A decrease in bonuses driven by the lower results also contributed to the variance. Foreign currency translation had a $7.3 million positive impact on total operating expenses during the nine months ended September 30, 2009.

Global Investment Management

        Revenue decreased by $19.3 million, or 15.8%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to lower asset management, acquisition, disposition and incentive fees in the current year period resulting from the continuation of constraints in the capital markets. Foreign currency translation had a $9.3 million negative impact on total revenue during the nine months ended September 30, 2009.

        Operating, administrative and other expenses decreased by $18.4 million, or 18.4%, primarily due to a reduction in bonuses, which resulted from the lower business performance. Also contributing to the variance was a higher net reversal of carried interest incentive compensation during the nine months ended September 30, 2009 versus the prior year period. Foreign currency translation had a $6.3 million positive impact on total operating expenses during the nine months ended September 30, 2009.

Development Services

        Revenue decreased by $26.2 million, or 29.3%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to lower construction revenue driven by the continuation of weak market conditions.

        Operating, administrative and other expenses decreased by $16.2 million, or 14.0%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Impairment charges related to real estate assets and notes receivable of $29.3 million incurred in the current year period were more than offset by lower construction costs and a decrease in payroll-related costs, including bonuses, as a result of cost containment efforts in 2008 through 2009 as well as lower business performance in the current year.

Liquidity and Capital Resources

        We believe that we can satisfy our 2009 working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2009 expected capital requirements include approximately $30 million of anticipated net capital expenditures, of which $10.4 million was funded during the nine months ended September 30, 2009. As of September 30, 2009, we had aggregate commitments of $46.9 million to fund future co-investments in our Global Investment Management business, of which $11.4 million is expected to be funded during the fourth quarter of 2009. Additionally, as of September 30, 2009, we had committed to fund $32.7 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. For more than a year, the global credit markets have experienced unprecedented tightening, which may affect both the availability and cost of our funding sources in the future.

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

        The second long-term liquidity need has historically been our obligations related to our deferred compensation plans, or DCPs. On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or terminate our U.S. deferred compensation plans, subject to applicable regulatory requirements. We notified participants that we would merge the DCPs and modify the remaining DCP pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new distribution elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. In December of 2008, all of our DCPs were merged into one DCP. These actions also accelerated future distributions from the DCP of cash and shares of our Class A common stock to the participants of such DCP during the nine months ended September 30, 2009, but did not have a material effect on our consolidated statement of operations. The DCP is substantially fully-funded and the shares still to be distributed are included in our earnings per share calculations. In connection with the 2009 distributions to the participants, we expect to receive a cash tax benefit of approximately $100 million. Upon completion of the distribution process, we expect the DCP will be terminated.

        On November 18, 2008, we completed a public offering of 57.5 million shares of our Class A common stock, which raised $206.7 million of net proceeds used for general corporate purposes, including the repayment of debt.

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

        On November 3, 2009, we announced that we will sell shares of our Class A common stock, having an aggregate offering price of up to $300.0 million, from time to time pursuant to an at-the-market offering program through BofA Merrill Lynch, as sales agent and/or principal. We intend to use the proceeds from the offering for general corporate purposes, including the repayment of debt.

  Historical Cash Flows

  Operating Activities

        Net cash provided by operating activities totaled $53.5 million for the nine months ended September 30, 2009 as compared to net cash used in operating activities of $231.3 million for the nine months ended September 30, 2008. The sharp decrease in cash used in operating activities during the nine months ended September 30, 2009 versus the same period last year was primarily due to lower bonus payments made in the current year. These decreases were partially offset by lower accruals for bonuses in the current year period.

  Investing Activities

        Net cash used in investing activities totaled $97.9 million for the nine months ended September 30, 2009, a decrease of $313.1 million as compared to the nine months ended September 30, 2008. The decrease was primarily driven by the higher use of cash in the prior year for in-fill acquisitions, purchases of real estate held for investment and capital expenditures.

  Financing Activities

        Net cash provided by financing activities totaled $202.2 million for the nine months ended September 30, 2009, a decrease of $498.0 million as compared to the nine months ended September 30, 2008. The decrease was largely due to activity under our Credit Agreement, including $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our Credit Agreement and higher net borrowings under our revolving credit facility in the prior year as well as higher repayments of the senior secured term loans in the current year. Also contributing to the decrease was lower net proceeds from notes payable on real estate within our Development Services segment in the current year. These decreases were partially offset by proceeds received in connection with equity offerings and the issuance of our 11.625% senior subordinated notes in June 2009.

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

        Since 2001, we have maintained a credit agreement with Credit Suisse, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the nine months ended September 30, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of Credit Agreement amendment fees paid in March 2009. On August 24, 2009, we entered into a loan modification agreement to our Credit Agreement, which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans.

        Subsequent to the August 24, 2009 loan modification, our Credit Agreement includes the following: (1) a $558.1 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, with tranche 1 in the amount of $357.6 million maturing on June 24, 2011 and tranche 2 in the amount of $200.5 million maturing on June 24, 2013; (2) an $871.5 million A term loan facility, which is further broken down as follows: i) a $335.5 million tranche A term loan facility requiring quarterly principal payments through September 30, 2011, with the balance payable on December 20, 2011; ii) a $48.6 million tranche A-1 term loan facility payable on December 20, 2013; iii) a $290.3 million tranche A-2 term loan facility, requiring quarterly principal payments of $8.7 million beginning March 30, 2010 and continuing through March 31, 2013, with the balance payable on June 24, 2013; and iv) a $197.1 million tranche A-3 term loan facility payable on December 20, 2013; and (3) a $943.5 million B term loan facility, which is further broken down as follows: i) a $646.6 million tranche B term loan facility requiring quarterly principal payments of $1.9 million through September 30, 2013, with the balance payable on December 20, 2013; and ii) a $296.9 million tranche B-1 term loan facility payable on December 20, 2015. During the nine months ended September 30, 2009, we repaid the following amounts: $252.3 million of our tranche A term loan facility, which was applied to the required 2009 principal repayments and a portion of the first quarter 2010 principal payment; $52.0 million of our tranche A-1 term loan facility, which covered all the required quarterly principal payments and a portion of the balance due at maturity; $87.1 million of our tranche A-2 term loan facility, which was applied to quarterly principal payments from the first quarter of 2010 through the second quarter of 2012; $29.6 million of our tranche A-3 term loan facility, which covered a portion of the balance due at maturity; $7.4 million of our tranche B term loan facility, which covered all required quarterly principal payments to date in 2009; and $0.9 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity. These prepayments led to a reduction in the interest rate spreads governing our tranche A and A-1 term loan facilities as well as our revolving credit facility.

        The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of September 30, 2009 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2009 and December 31, 2008, we had $41.1 million ($16.3 million under tranche 1 and $24.8 million under tranche 2) and $25.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.3% and 5.7%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2009, letters of credit totaling $24.5 million were outstanding under the revolving credit facility. These letters of credit primarily relate to letters of credit issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

        Borrowings under the term loan facilities as of September 30, 2009 bear interest, based on our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; for the tranche A-3 term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; for the tranche B term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; and for the tranche B-1 term loan facility, on either the applicable fixed rate plus 4.50% to 5.50% or the daily rate plus 3.50% to 4.50%. For all term loan facilities, both the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1 and A-3 term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of September 30, 2009 and December 31, 2008, the outstanding balance did not exceed the targeted outstanding amount. As of September 30, 2009 and December 31, 2008, we had $326.3 million and $827.0 million of tranche A term loan facility principal outstanding, respectively, $48.6 million and $297.8 million of tranche A-1 term loan facility principal outstanding, respectively, and $644.7 million and $949.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of September 30, 2009, we also had $203.2 million, $167.5 million and $296.1 million of tranche A-2 term loan facility principal outstanding, tranche A-3 term loan facility principal outstanding and tranche B-1 term loan facility principal outstanding, respectively, which are also included in the accompanying consolidated balance sheets.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the nine months ended September 30, 2009 and 2008. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was further reduced to $410.0 million. As of September 30, 2009 and December 31, 2008, the fair values of these interest rate swap agreements were reflected as a $5.5 million liability and an $18.3 million liability, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.

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

        On June 18, 2009, CBRE, our wholly-owned subsidiary, issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $436.2 million at September 30, 2009.

        Our Credit Agreement and the indenture governing our 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. We significantly reduced our cost structure during 2008 and have continued to further reduce costs in 2009. As a result, our 2009 projections show that we will be well within compliance with the minimum coverage ratio and the maximum leverage ratio. We continue to monitor our projected compliance with these financial ratios and other terms of our Credit Agreement.

        From time to time, Moody's Investor Service, Inc. and Standard & Poor's Ratings Services rate our senior debt. On February 12, 2009, Moody's downgraded our senior debt ratings from Ba1 to Ba2 with a negative outlook. Further, on March 10, 2009, Standard & Poor's downgraded our ratings from BB+ to BB, and a recovery rating of 3 with a negative outlook. On June 10, 2009, Moody's assigned a rating of Ba3 and Standard & Poor's assigned a rating of B+ with a recovery rating of 6 to our 11.625% senior subordinated notes due June 15, 2017. Neither the Moody's nor the Standard & Poor's ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

        We had short-term borrowings of $239.9 million and $246.1 million with related average interest rates of 2.9% and 2.2% as of September 30, 2009 and December 31, 2008, respectively.

        On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of September 30, 2009, provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of November 1, 2010. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0%. In February 2009, the amount available to us under this arrangement was reduced to $5.0 million and the maturity date was extended to February 28, 2010. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving note.

        On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% and had an original maturity date of August 3, 2009. Effective August 3, 2009, the amount available under the agreement was reduced to $4.0 million and the maturity date was extended to August 3, 2010. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

        Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, and BofA for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Red Mortgage Capital Inc., or Red Capital, for the purpose of funding originations of multi-family property mortgage loans and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

        On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of September 30, 2009, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.00% and has a maturity date of January 29, 2010.

        On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of September 30, 2009, provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.75% and has a maturity date of April 14, 2010.

        In February 2008, CBRE Capital Markets established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. Each funding is separately approved on a transaction-by-transaction basis where Red Capital commits to purchase a 100% participation interest in qualifying mortgage loans that are subject to a rate-lock commitment from Freddie Mac or Fannie Mae. Under this arrangement, a participation is funded when a mortgage loan is originated, on a servicing retained basis, subject to CBRE Capital Market's obligation to repurchase the participation interest upon ultimate sale of the mortgage loan to Freddie Mac or Fannie Mae. The maximum availability to any one entity is $150.0 million and is reduced by any outstanding participation interests with any other entity. Additionally, no individual mortgage loan financed under the arrangement can exceed $50.0 million. Effective September 19, 2008, the rate on borrowings was the National City Bank one-month internal funds transfer rate plus 1.75%. Effective March 1, 2009, Red Capital established a new rate on borrowings of daily one-month LIBOR plus 2.50%. The funding arrangements will be terminated by Red Capital effective November 30, 2009. Any outstanding line balances must be completely settled and paid off by December 15, 2009.

        In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement (ASAP Program). Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Currently, the maximum outstanding under the ASAP Program cannot exceed $150.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily LIBOR rate plus 1.35% with a LIBOR floor of 0.35%.

        During the nine months ended September 30, 2009, we had a maximum of $508.0 million of warehouse lines of credit principal outstanding. As of September 30, 2009 and December 31, 2008, we had $193.0 million and $210.5 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $193.0 million and $210.5 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2009 and December 31, 2008, respectively, and which are also included in the accompanying consolidated balance sheets.

        On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of September 30, 2009, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 29, 2010. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under this revolving credit note.

        On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement with WestLB AG, as administrative agent for a lender group. During the second quarter of 2009, Acquisitions II opted to reduce the amount available under this credit agreement to $50.0 million. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of September 30, 2009, borrowing capacity under this agreement, net of outstanding amounts drawn, was $22.4 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than six months. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of September 30, 2009 and December 31, 2008, there was $5.5 million and $8.0 million, respectively, outstanding under this revolving credit note included in short-term borrowings in the accompanying consolidated balance sheets.

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

        Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the United Kingdom. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of September 30, 2009 and December 31, 2008, $0.4 million and $0.7 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

        In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. In June 2009, the purchase price was reduced, resulting in partial reduction of the loan amount by $1.2 million, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at September 30, 2009 and December 31, 2008 was $0.2 million and $1.6 million, respectively.

        A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. At both September 30, 2009 and December 31, 2008, there were no amounts outstanding under this facility.

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

        On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would merge the DCPs and modify the remaining DCP pursuant to the transition rules under Internal Revenue Code Section 409A to allow participants to make new distribution elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. In December of 2008, all of our DCPs were merged into one DCP. These actions also accelerated future distributions from the DCP of cash and shares of our Class A common stock to the participants of such DCP during the nine months ended September 30, 2009, but did not have a material effect on our consolidated statement of operations. The DCP is substantially fully-funded and the shares still to be distributed are included in our earnings per share calculations. In connection with 2009 distributions to the participants, we expect to receive a cash tax benefit of approximately $100 million. Upon completion of the distribution process, we expect the DCP will be terminated. Included in the accompanying consolidated balance sheets were DCP liabilities of $4.1 million and $244.9 million at September 30, 2009 and December 31, 2008, respectively.

  Pension Liability

        Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The pension liability in the accompanying consolidated balance sheets was $21.3 million and $19.8 million at September 30, 2009 and December 31, 2008, respectively.

        We expect to contribute a total of $3.5 million to fund our pension plans for the year ending December 31, 2009, of which $2.5 million was funded as of September 30, 2009.

  Other Obligations and Commitments

        We had outstanding letters of credit totaling $33.1 million as of September 30, 2009, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries' outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through July 2010.

        We had guarantees totaling $31.8 million as of September 30, 2009, excluding guarantees related to consolidated indebtedness and pension liabilities for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. These guarantees primarily consist of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $21.3 million as of September 30, 2009). The remaining guarantees include debt repayment guarantees of unconsolidated subsidiaries as well as various guarantees of management contracts in our operations overseas. The guarantee obligations related to debt repayment guarantees of unconsolidated subsidiaries expire at varying dates through November 2010. The other guarantees will expire at the end of each of the respective agreements.

        In addition, as of September 30, 2009, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

        In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae's Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $770.0 million. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $261.7 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2009, CBRE Capital Markets had $1.0 million of cash reserved under this arrangement.

        An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2009, we had aggregate commitments of $46.9 million to fund future co-investments, of which $11.4 million is expected to be funded during the fourth quarter of 2009. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

        Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2009, we had committed to fund $32.7 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

Seasonality

        A significant portion of our revenue is seasonal, which can affect an investor's ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. While third quarter 2009 revenues did increase, there can be no assurance that the seasonality trend will occur in the fourth quarter of 2009 given current economic conditions. Earnings and cash flow have historically been particularly concentrated in the fourth quarter due to investors and companies focusing on completing transactions prior to calendar year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with revenue and profitability improving in each subsequent quarter.

New Accounting Pronouncements

        In the third quarter of 2009, we adopted the provisions of the Financial Accounting Standards Board, or FASB, Codification literature (formerly known as Statement of Financial Accounting Standards, or SFAS, No. 168). As a result, all references to accounting literature in this Quarterly Report on Form 10-Q refer to the Codification literature.

        In December 2008, the FASB issued FASB Staff Position SFAS No. 132R-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," which is now included in the "Compensation-Retirement Benefits" Topic of the FASB Accounting Standards Codification, or ASC, (Topic 715), requiring employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The disclosures required shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140," which is now included in the "Transfers and Servicing" Topic of the FASB ASC (Topic 860). Such literature eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets, effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which is now included in the "Consolidation" Topic of the FASB ASC (Topic 810). Such literature (1) addresses the elimination of the concept of a qualifying special purpose entity, (2) replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity and (3) provides more timely and useful information about an enterprise's involvement with a variable interest entity. This literature is effective for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

        In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-05 "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value." ASU No. 2009-05 provides clarification on measuring liabilities at fair value in circumstances in which a quoted price in an active market is not available. ASU No. 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This literature is effective for fiscal years and interim periods beginning after August 28, 2009. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

        In September 2009, the FASB issued ASU No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)." This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity's measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor's ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. We are currently evaluating the impact of adoption on our consolidated financial position and results of operations.

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

        The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

  •
  disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated, such as the recessions currently being experienced in the United States and many European and Asian economies;

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

  •
  trends in use of large, full-service commercial real estate providers;

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

  •
  our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

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

  •
  the failure of properties managed by us, or owned by our investment programs, to perform as anticipated;

  •
  reputational harm resulting from losses in our investment business and related litigation;

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

  •
  the effect of implementation of new tax and accounting rules and standards; and

  •
  the other factors described elsewhere in this quarterly report on Form 10-Q, included under the heading "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies," and "Quantitative and Qualitative Disclosures About Market Risk," or as described in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2009.

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

        During the nine months ended September 30, 2009, approximately 38.1% of our business was transacted in local currencies of foreign countries, the majority of which includes the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply the "Derivatives and Hedging" Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

        On December 22, 2008, we entered into a foreign currency exchange swap contract with an aggregate notional amount of 39.5 million British pounds sterling, which expired on February 18, 2009, at which time we entered into another contract with similar terms that was settled on April 6, 2009. On May 12, 2009, we entered into an option agreement to sell a notional amount of 25.0 million of Euros, which expires on December 29, 2009. On June 26, 2009, we entered into two option agreements, including one to sell a notional amount of 5.5 million of British pounds sterling, which was exercised on September 28, 2009, and one to sell 10.0 million of British pounds sterling, which expires on December 29, 2009. Included in the consolidated statements of operations were charges of $0.7 million and $2.9 million for the three and nine months ended September 30, 2009, respectively, resulting from net losses on foreign currency exchange option and swap contracts.

        We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their relative fair values as derivatives. The net impact on our financial position or earnings resulting from these derivatives contracts has not been significant.

        Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at September 30, 2009. Based on dealers' quotes at September 30, 2009, the estimated fair value of our 11.625% senior subordinated notes was $459.1 million.

        On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion and a maturity date of December 31, 2009. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the nine months ended September 30, 2009 and 2008. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was reduced further to $410.0 million. As of September 30, 2009, the fair value of the interest rate swap agreements was reflected as a $5.5 million liability and was included in other current liabilities in the accompanying consolidated balance sheets.

        We utilize sensitivity analyses to assess the potential effect of interest rate changes on our variable rate debt. If interest rates were to increase by 55 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at September 30, 2009, the net impact would be an increase of $7.9 million on pre-tax loss and cash used in operating activities for the nine months ended September 30, 2009.

        We also have $554.9 million of notes payable on real estate as of September 30, 2009. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10%, our total estimated interest cost related to these notes payable would increase by approximately $2.0 million for the nine months ended September 30, 2009. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair market value recognized in current period earnings. There was no significant net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate for the nine months ended September 30, 2009.

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

        No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. Based on the information currently known to us, we believe that the matters discussed below identify the most significant risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

        Recently, the availability and cost of credit, a declining real estate market (in particular, in those markets in which we have generated significant transaction revenues in the past, such as the United States) and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. The fragility of the credit markets and the current economic environment have impacted real estate services companies like ours through liquidity restrictions, falling transaction volumes, lower real estate valuations, market volatility and fluctuations, and loss of confidence. Similar to other commercial real estate services firms, our transaction volumes fell throughout 2008 and the first nine months of 2009 and our stock price has declined significantly.

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

        If the conditions prevalent in the economy and the real estate industry in 2008 and 2009 continue for an extended period or worsen in the future, our business performance and profitability could continue to fall. If this were to occur, we could fail to comply with certain financial covenants in our credit agreement which would force us to seek another waiver and amendment with the lenders under our credit agreement, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years. If we fail to meet our payment or other obligations under our credit agreement, the lenders under the agreement will be entitled to proceed against the collateral granted to them to secure the debt owed.

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

        Disruptions in the credit markets have adversely affected, and may continue to adversely affect, our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. For example, during 2007, we generated approximately 12% of our revenue from U.S. investment property sales and financing activities. For 2008, largely due to credit market and liquidity disruptions, our U.S. investment property sales and financing activities accounted for only approximately 7% of our revenue. U.S. investment property sales and financing activity remained weak through the first nine months of 2009. In addition, if purchasers of real estate are not able to procure favorable financing resulting in the lack of disposition opportunities for our funds and projects, our Global Investment Management and Development Services businesses will be unable to generate incentive fees and we may also experience losses of co-invested equity capital if the disruption causes a permanent decline in the value of investments made.

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

        Our debt instruments, including our credit agreement, impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability and our guarantor subsidiaries' abilities to:

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

  •
  enter into mergers or consolidations.

        As detailed below, our credit agreement contains financial covenants that currently require us to maintain a maximum leverage ratio of Consolidated EBITDA (as defined in our credit agreement) to total debt less available cash and a minimum coverage ratio of interest. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will be able to meet those ratios when required. Due to the decline in Consolidated EBITDA in recent periods, and if our Consolidated EBITDA continues to decline in future periods, and we are unable to negotiate any additional amendment to our credit agreement, we may be unable to comply with the financial covenants under our credit agreement in future periods. We significantly reduced our cost structure during 2008 and have continued to further reduce costs in 2009. As a result, our 2009 projections show that we will be well within compliance with the minimum coverage ratio and the maximum leverage ratio. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

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

        We are highly leveraged and have significant debt service obligations. As of September 30, 2009, our total debt, excluding notes payable on real estate and warehouse lines of credit, was approximately $2.2 billion. For the year ended December 31, 2008 and the nine months ended September 30, 2009, our interest expense was approximately $167.2 million and $136.3 million, respectively. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

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

  •
  our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness, which, among other things, require us to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and

  •
  our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, strategic acquisitions, investments, joint ventures and other general corporate requirements.

        From time to time, Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. rate our significant outstanding debt. These ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any current or future borrowings, and could also cause a decline in the market price of our Class A common stock.

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

        Any of our clients may experience a downturn in its business that may weaken its results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. For example, in 2008, a significant customer of our outsourcing business, Washington Mutual, was seized by federal regulators and sold to JPMorgan Chase Bank, N.A. Any client bankruptcy or insolvency, or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. Bankruptcy filings by or relating to one of our clients could bar us from collecting pre-bankruptcy debts from that client. A client bankruptcy would delay our efforts to collect past due balances and could ultimately preclude full collection of these amounts. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large client, which would adversely impact our financial condition. We expect that the increasing weakness in the global economy will put additional financial stress on clients, which may in turn negatively impact our ability to collect our receivables fully or in a timely manner.

        Additionally, while no individual client accounted for more than 3% of our revenues on a global basis in 2008, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we also may not be able to obtain reimbursement for the severance obligations we would incur as a result of the loss of the client.

         Our goodwill and other intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

        Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and our stock price. Due to the continuing economic uncertainty and credit crisis, we determined in December 2008 that the negative impact of the current global economic slowdown and resulting decline in our stock price represented an adverse change in our business climate, requiring us to undertake an interim evaluation of our goodwill and other intangible assets for impairment. During the year ended December 31, 2008, we incurred charges of $1.2 billion in connection with the impairment of goodwill and other non-amortizable intangible assets. As of September 30, 2009, our recorded goodwill was approximately $1.3 billion; our other intangible assets, net of accumulated amortization, was approximately $320 million; and our total CB Richard Ellis Group, Inc. stockholders' equity was approximately $299 million. As of September 30, 2009, our book value per share was $1.02. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, it could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

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

        We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management's attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition, we have incurred $41.9 million of expenses through December 31, 2008, which are related to the integration of Insignia's business lines, as well as accounting and other systems, into our own. Additionally, through December 31, 2008, we have incurred $53.5 million of integration expenses associated with the acquisition of Trammell Crow Company.

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

        An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. As of September 30, 2009, we had committed $46.9 million to fund future co-investments. We expect that approximately $11.4 million of these commitments will be funded during the fourth quarter of 2009. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is a very important part of our Global Investment Management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

        Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of September 30, 2009, we had approximately 70 consolidated real estate projects with invested equity of $46.9 million and $5.7 million of notes payable on real estate that are recourse to us (in addition to being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). In addition, at September 30, 2009, we were involved as a principal (in most cases, co-investing with our clients) in approximately 40 unconsolidated real estate subsidiaries with invested equity of $37.8 million and had committed additional capital to these unconsolidated subsidiaries of $32.7 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $5.9 million.

        During the ordinary course of our Development Services business, we provide numerous completion and budget guarantees relating to development projects. Each of these guarantees requires us to complete the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While we generally have "guaranteed maximum price" contracts with reputable general contractors with respect to projects for which we provide these guarantees (which are intended to pass most of the risk to such contractors), there can be no assurance that we will not have to perform under any such guarantees. If we are required to perform under a significant number of such guarantees, it could harm our business, results of operations and financial condition.

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

         Poor performance of the investment programs that our Global Investment Management business manages would cause a decline in our revenue, net income and cash flow and could adversely affect our ability to raise capital for future programs.

        In the event that any of the investment programs that our Global Investment Management business manages were to perform poorly, our revenue, net income and cash flow could decline because the value of the assets we manage would decrease, which would result in a reduction in some of our management fees, and our investment returns would decrease, resulting in a reduction in the incentive compensation we earn. Moreover, we could experience losses on co-investments of our own capital in such programs as a result of poor performance. Investors and potential investors in our programs continually assess our performance, and our ability to raise capital for existing and future programs will depend on our continued satisfactory performance. Poor performance could make it more difficult for us to raise new capital and maintain our current fee structure.

         We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

        The investment decisions we make in our Global Investment Management business and the activities of our investment professionals on behalf of our clients may subject them and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of our programs and a variety of other litigation claims, including allegations that we improperly exercised judgment, discretion, control or influence over client investments or that we breached fiduciary duties to clients.

        To the extent investors in our programs suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment programs or funds or our employees under the federal securities law and state law. Moreover, we are exposed to risks of litigation or investigation by investors and regulators relating to our having engaged in transactions that presented conflicts of interest that were not properly addressed.

        If any lawsuits were brought against us and resulted in a finding of substantial legal liability, whether or not the lawsuit had merit, it could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could materially impact our business. We depend on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients across our overall business, as well as investors for our Global Investment Management business. As a result, allegations by private litigants or regulators of improper conduct by us, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our investment activities, whether or not valid, may harm our reputation and damage our business prospects both in our Global Investment Management business and our other global businesses.

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

        Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property. In our role as a property or facility manager or developer, we could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. Liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site despite the existence of other liable parties. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. If we incur any such liability, our business could suffer significantly as it could be difficult for us to develop or sell such properties, or borrow funds using such properties as collateral. Additionally, liabilities incurred to comply with more stringent future environmental requirements could adversely affect any or all of our lines of business.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 (incorporated by reference to Exhibit 3.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)
3.2
Amended and Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 5, 2008)
4.1(a)
Securityholders' Agreement, dated as of July 20, 2001 ("Securityholders' Agreement"), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)
4.1(b)
Amendment and Waiver to Securityholders' Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders' Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)
4.1(c)
Second Amendment and Waiver to Securityholders' Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders' Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)
4.1(d)
Third Amendment and Waiver to Securityholders' Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 2, 2005)
4.2(a)
Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)
4.2(b)
First Supplemental Indenture, dated as of September 10, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., CBRE Loan Services, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)
4.3	Form of Exchange Note (included in Exhibit 4.3)

Exhibit Number	Description
4.4	Registration Rights Agreement, dated June 15, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)
10.1(a)
Amendment No. 1, dated as of August 6, 2009, to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 12, 2009)
10.1(b)
Loan Modification Agreement, dated as of August 24, 2009, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 28, 2009)
10.2
Supplement No. 1, dated as of September 10, 2009, between CBRE Loan Services, Inc. and Credit Suisse, as collateral agent, to the Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)
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

CB RICHARD ELLIS GROUP, INC.
Date: November 9, 2009	/s/ ROBERT E. SULENTIC Robert E. Sulentic Chief Financial Officer (principal financial officer)
Date: November 9, 2009	/s/ GIL BOROK Gil Borok Chief Accounting Officer (principal accounting officer)