Form 10-K
period 2009-12-31
CB RICHARD ELLIS GROUP INC
filed 2010-03-01
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $2.7 billion based upon the last sales price on June 30, 2009 on the New York Stock Exchange of $9.36 for the registrant’s Class A Common Stock.

As of February 12, 2010, the number of shares of Class A Common Stock outstanding was 321,819,925.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2010 Annual Meeting of Stockholders to be held June 2, 2010 are incorporated by reference in Part III of this Form 10-K Report.

CB RICHARD ELLIS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

CB Richard Ellis Group, Inc. (which may be referred to in this Form 10-K as the “company”, “we”, “us” and “our”) is the world’s largest commercial real estate services firm, based on 2009 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2009, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 29,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, 2008 and 2009, we were the only commercial real estate services company included on the Business Week list of 50 “Best in Class” companies across all industries. In 2008, we became the first commercial real estate services firm to be included in the Fortune 500 and remained the only commercial real estate services company on this list in 2009. Fortune also included us on its list of Most Admired Companies in the real estate sector in 2009. Additionally, in 2009, the International Association of Outsourcing Professionals ranked us the #1 outsourcing company in commercial real estate services and the #8 outsourcing company across all industries.

During the year ended December 31, 2009, we generated revenue from a well-balanced, highly diversified base of clients that includes nearly 80 of the Fortune 100 companies. Many of our clients are consolidating their commercial real estate-related needs with fewer providers and, as a result, awarding their business to providers that have a strong presence in important markets and the ability to provide a complete range of services worldwide. As a result of this trend and our ability to deliver comprehensive integrated solutions for our clients’ needs across a wide range of markets, we believe we are well positioned to capture a growing percentage of our clients’ commercial real estate services needs.

CB Richard Ellis History

CB Richard Ellis marked its 103rd year of continuous operations in 2009, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. That company grew to become one of the largest commercial real estate services firms in the western United States during the 1940s. In the 1960s and 1970s, the company expanded both its service portfolio and geographic coverage to become a full-service provider with a growing presence throughout the United States.

In 1989, employees and third-party investors acquired the company’s operations to form CB Commercial. Throughout the 1990s, CB Commercial moved aggressively to accelerate growth and develop and enhance global capabilities to meet client demands. The company acquired leading firms in investment management (Westmark Realty Advisors, now CB Richard Ellis Investors, in 1995), mortgage banking (L.J. Melody & Company, now operating under the name CBRE Capital Markets, in 1996) and property and corporate facilities management, as well as capital markets and investment management (Koll Real Estate Services, in 1997). In 1996, CB Commercial became a public company.

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

In July 2003, our global position was further solidified as our wholly-owned subsidiary CB Richard Ellis Services and Insignia Financial Group, Inc. (Insignia) were brought together to form a premier, worldwide, full-service real estate services company. As a result of the Insignia acquisition, we operate globally under the “CB Richard Ellis” brand name, which we believe is a well-recognized brand in virtually all of the world’s key business centers. In order to enhance our financing flexibility and to provide liquidity for some of our stockholders, in June 2004, we completed an initial public offering of our common stock.

In December 2006, we completed the acquisition of Trammell Crow Company, our largest acquisition to date, which deepened our outsourcing services offerings for corporate and institutional clients, especially project and facilities management, strengthened our ability to provide integrated account management solutions across geographies, and established resources and expertise to offer real estate development services throughout the United States.

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

In our Asia Pacific segment, operations are primarily conducted through a number of indirect wholly-owned subsidiaries, including CB Richard Ellis Pty Ltd. (Australia), CB Richard Ellis Ltd. (New Zealand), CB Richard Ellis Ltd. (Hong Kong and China), CB Richard Ellis Korea Co Ltd. (Korea), CB Richard Ellis Pte Ltd. (Singapore), CB Richard Ellis KK (Japan) and CB Richard Ellis South Asia Pte Ltd (India).

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

Industry Overview

Our business covers all aspects of the commercial real estate industry, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research.

We review, on a quarterly basis, various internally-generated statistics and estimates regarding both office and industrial space within the U.S. commercial real estate services industry, including the total available “stock” of rentable space and the average rent per square foot of space. Our management believes that changes in the addressable commercial rental market represented by the product of available stock and rent per square foot provide a reliable estimate of changes in the overall commercial real estate services industry because nearly all segments within the industry are affected by changes in these two measurements. We estimate that the product of available stock and rent per square foot grew at a compound annual growth rate of approximately 2% from 1999 through 2009.

We believe the key drivers of revenue growth for the largest commercial real estate services companies are primarily: (1) the continued outsourcing of commercial real estate services, (2) the consolidation of client activities with fewer service providers, (3) the institutional ownership of commercial real estate and (4) the ability to attract and retain talent.

Outsourcing

Motivated to reduce costs, lower overhead, improve execution across markets, increase operational efficiency and focus more closely on their core competencies, property owners and occupiers have increasingly been contracting out for their commercial real estate services, including the following:

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

Consolidation

We believe that major property owners and corporate users are motivated to consolidate their service provider relationships on a regional, national and global basis to obtain more consistent execution across markets to achieve economies of scale and to benefit from streamlined management oversight and the efficiency of single point of contact service delivery. As a result, we believe large owners and occupiers are awarding an increasing share of this business to larger commercial real estate services providers, particularly those that provide a full suite of services across geographical boundaries.

Institutional Ownership of Commercial Real Estate

Since the mid 1990s, institutional owners, such as real estate investment trusts, or REITs, pension funds, foreign institutions and other financial entities, have acquired more real estate assets. These acquisitions have been motivated by a need to diversify their investment portfolios. Total U.S. real estate assets held by institutional owners was $424 billion in 2009, up from $361 billion in 1999. Much of that growth has been driven by REITs, which increased their holdings by nearly 23% over this time period. Although institutional investment in real estate has decreased significantly in the past two years due to market weakness and lower portfolio values, the long term trend of increased institutional ownership remains intact. We believe it is likely that many institutional owners will outsource management of their portfolios and consolidate their use of real estate services vendors.

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

Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 23 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is also set forth in Note 23 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

The Americas

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest metropolitan regions in Canada and selected parts of Latin America through both wholly-owned operations as well as affiliated offices. Our Americas segment accounted for 62.3% of our 2009 revenue, 62.6% of our 2008 revenue and 61.1% of our 2007 revenue. Within our Americas segment, we organize our services into the following business areas:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 30.8% of our 2009 consolidated revenue, 34.6% of our 2008 consolidated revenue and 42.5% of our 2007 consolidated revenue.

Within advisory services, our major service lines are the following:

•

Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. These businesses are built upon strong client relationships that frequently lead to recurring revenue opportunities over many years. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as advisors as well as transaction executors. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Dallas, Houston, Los Angeles, Miami, New York and Philadelphia.

Our real estate services professionals are compensated primarily through commission-based programs, which are payable upon completion of an assignment. Therefore, as compensation is our largest expense, this cost structure gives us flexibility to mitigate the negative effect on our operating margins during difficult market conditions. Due to the low barriers to entry and significant competition for quality employees, we strive to retain top professionals through an attractive compensation program tied to productivity. We also believe we invest in greater support resources than most other firms, including professional development and training, market research and information, technology, branding and marketing. We also foster an entrepreneurial culture that emphasizes client service and rewards performance.

We further strengthen our relationships with our real estate services clients by offering proprietary research to them through our commercial real estate market information and forecasting unit, CBRE Econometric Advisors (formerly CBRE Torto Wheaton Research). This group provides data and analysis to its clients in various formats, including market outlook reports for the office, industrial, hotel, retail and multi-housing sectors, covering more than 55 U.S. metropolitan statistical areas through the CBRE-EA Peer Select office product, including a database covering over 300,000 office and industrial properties.

•

Capital Markets. In 2005, we combined our investment sales and debt/equity financing professionals into a single fully integrated service offering called CBRE Capital Markets. The move formalized the collaboration between our investment sales professionals and debt/equity financing experts that has grown as investors have sought comprehensive capital markets solutions, rather than separate sales and financing transactions. During 2009, we concluded more than $16.3 billion of capital markets transactions in the Americas, including $10.0 billion of investment sales transactions and $6.3 billion of mortgage loan originations.

Our Investment Properties business, which includes office, industrial, retail, multi-family and hotel properties, is one of the largest investment sales property advisors in the United States, with a market share of approximately 15% in 2009, down from approximately 18% in 2008. Our U.S. investment sales activity decreased by approximately 69% during 2009 versus a decrease of approximately 63% for the U.S. market as a whole. Our mortgage brokerage business originates and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. Our mortgage loan origination volume in 2009 was $6.3 billion, representing a decrease of approximately 38% from 2008. Approximately $3.7 billion of loans in 2009 were originated for federal government sponsored entities, most of which were financed through revolving credit lines dedicated exclusively for this purpose. Loans financed through the revolving credit lines generally occur with principal risk that is substantially mitigated because before the loan is originated, we obtain either a contractual purchase commitment from the government sponsored entity or a confirmed forward trade commitment for the issuance and purchase of a mortgage backed security that will be secured by the loan. In 2009, GEMSA Loan Services, a joint venture between CBRE Capital Markets and GE Capital Real Estate, serviced approximately $116.2 billion of mortgage loans, $59.0 billion of which relate to the servicing rights of CBRE Capital Markets.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to our clients, which we believe provides us with an advantage over our competitors. We believe that our valuation business is one of the largest in the industry. During 2009, we completed over 30,000 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing is a long-term trend in commercial real estate, with corporations, institutions, public sector entities and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services primarily include two major business lines that seek to capitalize on this trend: (1) corporate services and (2) asset services. Agreements with our corporate services clients are generally long-term arrangements and although they contain different provisions for termination, there are usually penalties for early termination. Although our management agreements with our asset services clients generally may be terminated with notice ranging between 30 to 90 days, we have developed long-term relationships with many of these clients and we continue to work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2009, we managed nearly 1.2 billion square feet of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Our outsourcing services business line accounted for 31.5% of our 2009 consolidated revenue, 28.0% of our 2008 consolidated revenue and 18.6% of our 2007 consolidated revenue.

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

Europe, Middle East and Africa (EMEA)

Our EMEA segment operates in 37 countries, with its largest operations located in the United Kingdom, France, Spain, Germany, the Netherlands, Russia and Italy. Within EMEA, our services are organized along the same lines as in the Americas, including brokerage, investment properties, corporate services, valuation/appraisal services, asset management services and facilities management, among others. Our EMEA segment accounted for 19.6% of our 2009 revenue, 21.1% of our 2008 revenue and 21.8% of our 2007 revenue.

We are one of the leading commercial real estate services companies in the United Kingdom. We hold the leading market position in London in terms of 2009 leased square footage and provide a broad range of commercial property real estate services to investment, commercial and corporate clients located in London. We also have 11 regional offices in Aberdeen, Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Edinburgh, Southampton and Glasgow. In France, we believe we are a market leader in Paris and we provide a complete range of services to the commercial property sector. In Spain, we provide full-service coverage through our offices in Madrid, Marbella, Barcelona, Zaragoza, Valencia, Malaga and Palma de Mallorca. Our German operations are located in Berlin, Cologne, Düsseldorf, Frankfurt, Hamburg, Munich and Stuttgart. Our operations in the Netherlands are located in Amsterdam, Almere, Hoofddorp and the Hague. Our operations in Russia consist of an office in Moscow. Our presence in Italy includes offices in Milan, Modena, Rome and Turin. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services, primarily in the United Kingdom, France and Spain.

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

Asia Pacific

Our Asia Pacific segment operates in 13 countries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China, Hong Kong, India, Japan, Singapore and South Korea. In addition, we have agreements with affiliate offices in the Philippines, Thailand, Indonesia, Vietnam, Cambodia and Malaysia that generate royalty fees and support cross-referral arrangements on terms similar to those with our affiliated offices in our EMEA segment. The Pacific region includes Australia and New Zealand, with principal offices located in Adelaide, Brisbane, Canberra, Melbourne, Sydney, Perth, Auckland, Wellington and Christchurch. Our Asia Pacific segment accounted for 12.6% of our 2009 revenue, 10.9% of our 2008 revenue and 9.1% of our 2007 revenue.

Global Investment Management

Our indirect wholly-owned subsidiary, CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors, provide investment management services to clients/partners that include pension plans, foundations, endowments and other organizations seeking to generate returns and diversification through investment in real estate. It sponsors investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In higher yield strategies, CBRE Investors and its investment teams “co-invest” with its limited partners. Our Global Investment Management segment accounted for 3.4% of our 2009 revenue, 3.1% of our 2008 revenue and 5.8% of our 2007 revenue.

CBRE Investors is organized into four primary investment execution groups according to strategy, which include direct real estate investments through the Managed Accounts Group (low risk), Strategic Partners (higher yielding strategies), Capital Partners (higher yielding debt strategies) and indirect real estate investments in real estate securities and unlisted property funds (multiple risk strategies). Operationally, a dedicated investment team executes each investment strategy, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams are supported by shared resources such as accounting, financial controls, information technology, investor services and research. CBRE Investors has an in-house team of research professionals who focus on investment strategy, underwriting and forecasting, based in part on research from our advisory services group.

CBRE Investors closed approximately $1.7 billion and $5.3 billion of new acquisitions in 2009 and 2008, respectively. It liquidated $0.8 billion and $1.2 billion of investments in 2009 and 2008, respectively. Assets under management have increased from $8.4 billion at December 31, 1999 to $34.7 billion at December 31, 2009, representing an approximately 15% compound annual growth rate.

Development Services

Our indirect wholly-owned subsidiary Trammell Crow Company and certain of its subsidiaries provide development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities (primarily student housing); and residential/mixed-use projects. Our Development Services segment accounted for 2.1% of our 2009 revenue, 2.3% of our 2008 revenue and 2.2% of our 2007 revenue.

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

Trammell Crow Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment—either on an individual project basis or through a fund or program) or for its own account (100% ownership). Development activity in which Trammell Crow Company has an ownership interest is conducted through subsidiaries that are consolidated or unconsolidated for financial reporting purposes, depending primarily on the extent and nature of our ownership interest.

Trammell Crow Company has established several commingled investment funds to facilitate its pursuit of opportunistic and value added development and investment projects. In addition, it seeks to channel a large part of its development and investment activity into programs with certain strategic capital partners.

At December 31, 2009, Trammell Crow Company had $4.7 billion of development projects in process. Additionally, the inventory of pipeline deals (those projects we are pursuing, which we believe have a greater than 50% chance of closing or where land has been acquired and the project construction start is more than twelve months out) was $0.9 billion at December 31, 2009.

Our Competitive Position

We believe we possess several competitive strengths that position us to capitalize on the underlying trends in the commercial real estate services industry, which include increased outsourcing, consolidation of service providers and institutional ownership of real estate. Our strengths include the following:

•

Global Brand and Market Leading Positions. For more than 100 years, we have built CB Richard Ellis into one of the foremost brands in the industry. We are the world’s largest commercial real estate services provider, based on 2009 revenue, and one of only three commercial real estate services companies with a global footprint. As a result of our strong brand and global footprint, large corporations, institutional owners and users of real estate recognize us as a leading provider of world-class, comprehensive real estate services. Operating under the global CB Richard Ellis brand name, we are the leader in many of the local markets in which we operate, including New York, Los Angeles, Chicago and London.

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

•

Strong Client Relationships and Client-tailored Service. We have forged long-term relationships with many of our clients. During the year ended December 31, 2009, our clients included nearly 80 of the Fortune 100 companies. In order to better satisfy the needs of our largest clients and to capture cross-selling opportunities, we have organized several fully-integrated client coverage teams comprised of senior management, a global relationship manager and regional and product specialists.

•

Attractive Business Model. Our business model features a diversified service offering and client base, recurring revenue streams, a variable cost structure, low capital requirements and a strong senior management team and workforce.

•

Diversified Service Offering and Client Base. Our broad service offering, global footprint and extensive client relationships provide us with a diversified revenue base. For 2009, we estimate that corporations accounted for approximately 42% of our revenue, insurance companies and banks accounted for approximately 20% of our revenue, pension funds and their advisors accounted for approximately 10% of our revenue, individuals and partnerships accounted for approximately 8% of our revenue, REITs accounted for approximately 5% of our revenue and other types of clients accounted for the remainder of our revenue.

•

Recurring Revenue Streams. Our years of strong local market presence have allowed us to develop significant repeat business from existing clients, including from approximately 68% of our U.S. real estate sales and leasing clients in 2009. This includes referrals associated with our contractual fee-for-services businesses, which generally involve facilities management, property management and mortgage loan servicing, as well as asset management provided by CBRE Investors. Our contractual, fee-for-service business represented approximately 43% of our 2009 revenue.

•

Variable Cost Structure. Compensation is our largest expense and our sales and leasing professionals are generally paid on a commission and bonus basis, which correlates with our revenue performance. This cost structure provides us with flexibility to mitigate the negative effect on our operating margins during difficult market conditions, such as those experienced in 2008 and 2009. However, our cost structure also includes significant other operating expenses that may not correlate to our revenue performance, including office lease and information technology maintenance, insurance premiums and other support services expenses. In addition, we have a proven record of reducing fixed expenses aggressively when revenue weakens, such as we did in 2008 and 2009.

•	Low Capital Requirements. Our business model is structured to provide value-added services with low capital intensity. During 2009, our net capital expenditures were less than 1% of our revenue.

•

Strong Senior Management Team and Workforce. Our most important asset is our people. We have recruited a talented and motivated work force of approximately 29,000 employees worldwide, excluding affiliate offices, who are supported by a strong and deep senior management team consisting of a number of highly-respected executives, most of whom have over 20 years of broad experience in the real estate industry. In addition, we use equity compensation to align the interests of our senior management team with the interests of our stockholders.

Although we believe these strengths will continue to create significant opportunities for our business, there are also risks that may impact our competitive position, which include the following:

•

Impact of “Credit Crunch” and Capital Markets Disruption. A significant portion of our business involves the sale and financing of commercial properties. For example, during 2009, we generated approximately 12% of our revenue from investment sales. The successful completion of sale and financing transactions is dependent on the availability and cost of credit. A severe disruption in the global capital markets, such as the type that we experienced in 2008 and 2009, and the resulting decline in real estate values may adversely affect our property sales and financing businesses.

•

Impact of Weakening Global Economic Activity. A significant portion of our business involves the leasing of space on behalf of property owners and occupiers. For example, during 2009, we generated approximately 32% of our revenue from leasing activities. The health of leasing markets is dependent on the level of economic activity on a global, regional and local basis. A significant slowdown in overall economic activity, or a contraction of activity, such as that which occurred in the United States and Europe in 2008 and for most of 2009, may continue to adversely affect our leasing business. Economic weakness in 2009 also adversely affected our outsourcing business by curbing corporate spending on real estate facilities.

•

Leverage. We are highly leveraged and have significant debt service obligations. As of December 31, 2009, our total debt, excluding our notes payable on real estate and warehouse lines of credit, was approximately $2.1 billion. Our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business. Although we believe that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. We seek to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness. For example, during the third quarter of 2009, we reached agreement with our lenders to extend maturities and amortization schedules on $985.0 million of loans outstanding under our current credit agreement. During the year ended December 31, 2009, we also repaid $432.0 million of our senior secured term loans outstanding under our credit agreement and issued $450.0 million of 11.625% senior subordinated notes due June 15, 2017. These actions, combined with the successful amendment to our credit agreement in the first quarter of 2009, have given us increased flexibility and significantly extended the weighted average maturity of our outstanding debt.

•

Smaller Presence in Some Markets than our Local Competitors. Although we are the largest commercial real estate services firm in the world in terms of 2009 revenue, our relative competitive position varies significantly across service categories and geographic areas. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis or within certain service categories within these markets.

•

Exposure to Risks of International Operations. We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2009, we generated approximately 39% of our revenue from operations outside the United States. Because a significant portion of our revenues are derived from operations outside the United States, we are exposed to adverse changes in exchange rates and social, political and economic risks of doing business in foreign countries, including the current global economic slowdown.

•

Geographic Concentration. During 2009, approximately 10% of our global revenue was generated from transactions originating in California. In addition, a significant portion of our European operations are concentrated in London and Paris. As a result, continued or future adverse economic conditions in these regions may affect us more than our competitors.

Our Long-Term Growth Strategy

We believe we have built the premier integrated global services platform in our industry, which gives us a distinct competitive advantage. In developing this integrated global services platform during the 1990s, we acquired such entities as The Koll Company, Westmark Realty Advisors (now known as CBRE Investors), L.J. Melody & Company (now known as CBRE Capital Markets), REI Limited and Hillier Parker May & Rowden. During the 2000s, we made our largest acquisitions—Insignia and Trammell Crow Company—which added strength, expertise and resources in comprehensive outsourcing services, integrated account management and real estate development. Today, we believe that we offer the commercial real estate services industry’s most complete suite of services and that we have a leadership position in many of the top business centers around the world. Our primary business objective is to leverage this platform on a global basis in order to garner an increasing share of industry revenues relative to our competitors. We believe this will enable us to maximize our long-term cash flow, sustain our competitive advantage and increase long-term stockholder value. Our strategy to achieve these business objectives consists of several elements:

•

Increase Revenue from Large Clients. We plan to capitalize on our client management strategy for our large clients, which is designed to provide them with a full range of services globally while maximizing our revenue per client. We deliver these services through relationship management teams that are charged with thoroughly understanding our customers’ business and real estate strategies and matching our services to the customers’ requirements. The global relationship manager is a highly seasoned professional who is focused on maximizing revenue per client and who is compensated with a salary and a performance-based bonus. The team leader is supported by salaried professionals with specialized expertise, such as marketing, financial analysis and construction, and, as needed, taps into our field-level transaction professionals for execution of client strategies. We believe this approach to client management will lead to stronger client relationships and enable us to maximize cross-selling opportunities and capture a larger share of our clients’ commercial real estate services expenditures. For example:

•	we generated repeat business in 2009 from approximately 68% of our U.S. real estate sales and leasing clients;

•	approximately 61% of our corporate services clients today purchase more than one service and, in many cases, more than two; and

•	the square footage we manage for our 15 largest U.S. asset services clients has grown by approximately 455% since 2001.

•

Capitalize on Cross-selling Opportunities. Because we believe cross-selling represents a large growth opportunity within the commercial real estate services industry, we are committed to emphasizing this opportunity across all of our clients, services and regions. We organize dedicated teams to assist and supplement our local market professionals in the pursuit of major assignments and to foster increased cross-selling of the full range of our services. In addition, we have dedicated substantial resources and implemented several initiatives to further develop cross-selling opportunities across our platform, including our intensive training programs for sales and management professionals, a customer relationship management database and sales management principles and incentives designed to improve individual productivity. We believe our various initiatives will enable us to further penetrate local markets and better capitalize on our global platform.

•

Expansion through In-Fill Acquisitions. Strategic acquisitions have been and will continue to be an integral component of our growth plans. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. The companies we acquired were generally quality regional firms, niche specialty firms that complemented our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. We believe that there are a number of other smaller firms throughout the world that may be suitable acquisition candidates for us. We expect that each of these acquisitions would generally be less than $100 million in total consideration and would add to our existing geographic and/or line of business platforms. Current market conditions have made acquisition opportunities less attractive in the short term. However, we believe acquisitions will once again serve as a growth engine, supplementing our organic growth when market conditions improve in the future.

•

Focus on Improving Operating Efficiency. We have been focused for several years on realizing efficiencies and service enhancements from our internal support services and functions, lowering variable expenses such as marketing, travel and entertainment, and reducing total headcount to coincide with decreased revenues. Our efforts have helped to lower operating costs, support profit margins and improve overall performance. For example, beginning in 2008 and continuing through 2009, we took aggressive actions to further improve efficiencies and contain costs in response to weakened macro market conditions. As a result of these actions, operating expenses fell by nearly 21% in 2009 compared to 2008, exceeding the 19% decline in revenue over the same period. These cost reduction efforts resulted in a significantly lower cost base. We will continue to look for ways to realize further operational efficiencies and cost savings in order to maximize our operating margins and cash flow in the future.

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2009 revenue, our relative competitive position varies significantly across geographies, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms, some of which may have greater financial resources than we do. Despite recent consolidation, the commercial real estate services industry remains highly fragmented. Many of our competitors are local or regional firms. Although substantially smaller than we are, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including Cushman & Wakefield and Jones Lang LaSalle as well as national firms such as Grubb & Ellis.

Different factors weigh heavily in the competition for clients. In advisory services, key differentiating factors include quality service, resource depth, demonstrated track record, brand reputation, analytical skills, market knowledge, strategic thinking and creative problem-solving. These factors are also vital in outsourcing services, and are supplemented by consistency of execution across markets, economies of scale, enhanced efficiency and cost reduction strategies. In investment management and development services, the ability to enhance asset value and produce solid, consistent returns on invested capital are keys to success.

Seasonality

A significant portion of our revenue is seasonal, which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. Earnings and cash flow have historically been particularly concentrated in the fourth quarter due to investors and companies focusing on completing transactions prior to calendar year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with revenue and profitability improving in each subsequent quarter.

Employees

At December 31, 2009, we had approximately 29,000 employees worldwide, excluding affiliate offices, many of which are in our outsourcing operations and are fully reimbursed by our clients. At December 31, 2009, 511 of our employees were subject to collective bargaining agreements, most of whom are on-site employees in our asset services business in the New York/New Jersey, Illinois and California areas. We believe that relations with our employees are satisfactory.

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

In addition to trade names, we have developed proprietary technology for preparing and developing valuation reports to our clients through our valuation business and we offer proprietary research to clients through our CBRE Econometric Advisors research unit. We also offer proprietary investment structures through CBRE Investors. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.

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

Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, or the public perception that any of these events may occur, have negatively affected and may continue to negatively affect the performance of many of our business lines. These economic conditions have resulted in and could continue to result in a general decline in acquisition, disposition and leasing activity, as well as a general decline in the value of real estate and in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from property sales, leases and mortgage brokerage as well as revenues associated with investment management and/or development activities. In addition, these conditions have led and could continue to lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate assets and properties planned for development. Because our development and investment strategy often entails making relatively modest investments alongside our investor clients, our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. In addition, economic downturns have reduced, and may continue to reduce, the amount of loan originations and related servicing by our commercial mortgage brokerage business.

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

Recently, the availability and cost of credit, a declining real estate market (in particular, in those markets in which we have generated significant transaction revenues in the past, such as the United States) and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. The fragility of the credit markets and the current economic environment have impacted real estate services companies like ours through liquidity restrictions, falling transaction volumes, lower real estate valuations, market volatility and fluctuations, and loss of confidence. Similar to other commercial real estate services firms, our transaction volumes fell throughout 2008 and 2009 and our stock price has declined significantly since 2007.

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

If the conditions that prevailed in the economy and the commercial real estate market in 2008 and 2009 continue for an extended period or worsen in the future, our business performance and profitability could continue to fall. If this were to occur, we could fail to comply with certain financial covenants in our credit agreement which would force us to seek an amendment with the lenders under our credit agreement, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years. If we fail to meet our payment or other obligations under our credit agreement, the lenders under the agreement will be entitled to proceed against the collateral granted to them to secure the debt owed.

Recent adverse developments in the credit markets and the risk of continued market deterioration have adversely affected and may continue to adversely affect our business, results of operations and financial condition.

Our Global Investment Management, Development Services and capital markets (including investment property sales and debt and equity financing services) businesses are sensitive to credit cost and availability as well as marketplace liquidity. Additionally, the revenues in all of our businesses are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate market. In 2008 and continuing throughout 2009, the credit markets experienced a disruption of unprecedented magnitude. This disruption has reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources have been eliminated.

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

The scope of the credit market disruption in late 2008 and early 2009 was well beyond what any market participant anticipated. While the credit market showed signs of improving in the second half of 2009, liquidity remains constrained and it is impossible to predict when the market will return to normalcy. This uncertainty may lead market participants to continue to act more conservatively than in recent history, which may amplify decreases in demand and pricing in the markets we serve.

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

As detailed below, our credit agreement contains financial covenants that currently require us to maintain a maximum leverage ratio of Consolidated EBITDA (as defined in our credit agreement) to total debt less available cash and a minimum coverage ratio of interest. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will be able to meet those ratios when required. Due to the decline in Consolidated EBITDA in recent periods, and if our Consolidated EBITDA continues to decline in future periods, and we are unable to negotiate any additional amendments to our credit agreement, we may be unable to comply with the financial covenants under our credit agreement in future periods. We significantly reduced our cost structure during 2008 and further reduced costs in 2009. As a result, we were well within compliance with the minimum coverage ratio and the maximum leverage ratio in 2009. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

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

We are highly leveraged and have significant debt service obligations. As of December 31, 2009, our total debt, excluding notes payable on real estate and warehouse lines of credit, was approximately $2.1 billion. For the year ended December 31, 2009, our interest expense was approximately $189.1 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

Our debt could have other important consequences, which include, but are not limited to, the following:

•	we could be required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt;

•	our interest expense could increase if interest rates increase because the loans under our credit agreement bear interest at floating rates;

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

From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. rate our significant outstanding debt. These ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any future borrowings, and could also cause a decline in the market price of our Class A common stock.

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

We have limited restrictions on the amount of additional recourse debt we are able to incur, which may intensify the risks associated with our leverage, including our ability to service our indebtedness.

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

Any of our clients may experience a downturn in its business that may weaken its results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. For example, in 2008, a significant customer of our outsourcing business, Washington Mutual, was seized by federal regulators and sold to JPMorgan Chase Bank, N.A. Any client bankruptcy or insolvency, or the failure of any client to make payments when due could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. Bankruptcy filings by or relating to one of our clients could bar us from collecting pre-bankruptcy debts from that client. A client bankruptcy would delay our efforts to collect past due balances and could ultimately preclude full collection of these amounts. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large client, which would adversely impact our financial condition. We expect that the continuing weakness in the global economy will put additional financial stress on clients, which may in turn negatively impact our ability to collect our receivables fully or in a timely manner.

Additionally, while no individual client accounted for more than approximately 3% of our revenues on a global basis in 2009, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur as a result of the loss of the client.

Our goodwill and other intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and our stock price. Due to the continuing economic uncertainty and credit crisis, we determined in December 2008 that the negative impact of the current global economic slowdown and resulting decline in our stock price represented an adverse change in our business climate, requiring us to undertake an interim evaluation of our goodwill and other intangible assets for impairment. During the year ended December 31, 2008, we incurred charges of $1.2 billion in connection with the impairment of goodwill and other non-amortizable intangible assets. We did not record any impairment charges related to goodwill and other non-amortizable intangible assets during the year ended December 31, 2009. As of December 31, 2009, our recorded goodwill was approximately $1.3 billion; our other intangible assets, net of accumulated amortization, was approximately $323 million; and our total CB Richard Ellis Group, Inc. stockholders’ equity was approximately $629 million. As of December 31, 2009, our book value per share was $1.96. A significant and sustained decline in our future cash flows, a significant further adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, all could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Brett White, our Chief Executive Officer and President. Mr. White and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant majority of our revenues, as well as other revenue producing professionals. The departure of any of our key employees (including those acquired through acquisitions), or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business, including brokerage and property management personnel. Competition for these personnel is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. We use equity incentives to retain and incentivize our key personnel. In 2008 and continuing throughout 2009, our stock price declined significantly, resulting in the decline in value of our previously provided equity incentives, which may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2009, we generated approximately 39% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

Although we maintain an anti-corruption compliance program throughout the company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.

We have committed additional resources to expand our worldwide sales and marketing activities, to globalize our service offerings and products in selected markets and to develop local sales and support channels. If we are unable to successfully implement these plans, maintain adequate long-term strategies that successfully manage the risks associated with our global business or adequately manage operational fluctuations, our business, financial condition or results of operations could be harmed.

In addition, our international operations and, specifically, the ability of our non-U.S. subsidiaries to dividend or otherwise transfer cash, including transfers of cash to pay interest and principal on our debt, may be affected by currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

Our revenue and earnings may be adversely affected by foreign currency fluctuations.

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2009, approximately 39% of our revenue was transacted in currencies of foreign countries, the majority of which included the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. Thus, we may experience fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates.

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

From time to time, our management uses currency hedging instruments, including foreign currency forward and option contracts and borrows in foreign currencies. Economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which impact cash flow and unexpected changes in the underlying net asset position.

Our growth has benefited significantly from acquisitions, which may not be available in the future.

A significant component of our growth has occurred through acquisitions, including our acquisition of Insignia in July 2003 and our acquisition of Trammell Crow Company in December 2006. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. In addition, acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. For example, through December 31, 2009, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia acquisition in the third quarter of 2004 and the Trammell Crow Company acquisition in the fourth quarter of 2007.

If we acquire companies in the future, we may experience integration costs and the acquired businesses may not perform as we expect.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition, we have incurred $41.9 million of expenses through December 31, 2009, which are related to the integration of Insignia’s business lines, as well as accounting and other systems, into our own. Additionally, through December 31, 2009, we have incurred $58.6 million of integration expenses associated with the acquisition of Trammell Crow Company.

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

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. As of December 31, 2009, we had committed $34.9 million to fund future co-investments, all of which is expected to be funded during 2010. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is a very important part of our Global Investment Management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of December 31, 2009, we had approximately 60 consolidated real estate projects with invested equity of $40.7 million and $3.5 million of notes payable on real estate that are recourse to us (in addition to being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). In addition, at December 31, 2009, we were involved as a principal (in most cases, co-investing with our clients) in approximately 40 unconsolidated real estate subsidiaries with invested equity of $24.0 million and had committed additional capital to these unconsolidated subsidiaries of $25.6 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $2.0 million, excluding guarantees for which we have outstanding liabilities accrued on our consolidated balance sheet.

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

If any lawsuits were brought against us and resulted in a finding of substantial legal liability, whether or not the lawsuit had merit, it could materially, adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could materially impact our business. We depend on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients across our overall business, as well as investors for our Global Investment Management business. As a result, allegations by private litigants or regulators of improper conduct by us, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our investment activities, whether or not valid, may harm our reputation and damage our business prospects both in our Global Investment Management business and our other global businesses.

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

We compete across a variety of business disciplines within the commercial real estate services industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and commercial mortgage brokerage. With respect to each of our business disciplines, we cannot give assurance that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2009 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms, some of which may have greater financial resources than we do. In addition, future changes in laws could lead to the entry of other competitors, such as financial institutions. Many of our competitors are local or regional firms. Although substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours. There has been a significant increase in recent years in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third-party service providers and thereby decrease the demand for our services. In general, there can be no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

A significant portion of our operations are concentrated in California and our business could be harmed due to the ongoing economic downturn in the California real estate markets.

During 2009 and 2008, approximately 10% of our revenue was generated from transactions originating in California. As a result of the geographic concentration in California, the current economic downturn in the California commercial real estate market and in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations.

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

The license agreement permits certain existing uses of the name “Trammell Crow” by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by other parties may create confusion or reduce the value associated with the Trammell Crow name.

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

•	increases in unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash from operations to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to reduce debt and achieve cash interest savings;

•	our ability to comply with the financial ratio covenants under our credit agreement;

•	the impairment or weakened financial condition of certain of our clients;

•	client actions to restrain project spending and reduce outsourced staffing levels as well as the potential loss of clients in our outsourcing business due to consolidation or bankruptcies;

•	the impairment of our goodwill and other intangible assets as a result of business deterioration or our stock price falling;

•	our ability to achieve estimated cost savings in connection with our existing or future cost reduction plans and achieve improvements in operating efficiency;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•

changes in the key components of revenue growth for large commercial real estate services companies, including consolidation of client accounts and increasing levels of institutional ownership of commercial real estate;

•	trends in use of large, full-service commercial real estate providers;

•	trends in pricing for commercial real estate services;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to maximize cross-selling opportunities;

•	diversification of our client base;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	changes in social, political and economic conditions in the foreign countries in which we operate;

•	our ability to comply with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•

our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	variability in our results of operations among quarters;

•	future acquisitions may not be available at favorable prices or upon advantageous terms and conditions;

•	costs relating to the acquisition of businesses we may acquire could be higher than anticipated;

•	integration issues arising out of our acquisition of companies, including our ability to improve operating efficiencies as much as anticipated;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	the failure of properties managed by us, or owned by our investment programs, to perform as anticipated;

•	reputational harm resulting from losses in our investment management business and related litigation;

•	the success of our co-investment and joint venture activities;

•	the failure of our Global Investment Management segment to comply with applicable laws and regulations governing its role as a registered investment advisor;

•	the ability of our Global Investment Management segment to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	our ability to sufficiently protect our intellectual property, including protection of our global brand;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms the agreements for its warehouse lines of credit;

•	the effect of implementation of new tax and accounting rules and standards; and

•

the other factors described elsewhere in our current Annual Report on Form 10-K, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices, excluding affiliates, as of December 31, 2009:

Location	Sales Offices	Corporate Offices	Total
Americas	147	2	149
Europe, Middle East and Africa (EMEA)	87	1	88
Asia Pacific	81	1	82

Total	315	4	319

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

As a result of an internal review that began in the first quarter of 2010 and is ongoing, we have determined that some of our employees in certain of our offices in China have made payments in violation of company policy to local governmental officials, including payments for non-business entertainment and in the form of gifts. The payments we have discovered to date are limited in number, minor in amount and we believe relate to only a few discrete transactions involving immaterial revenues. Nonetheless, we believe that the payments may have been in violation of the U.S. Foreign Corrupt Practices Act or other applicable laws. Consequently, we voluntarily disclosed these events to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) on February 27, 2010 and have agreed to update the DOJ and the SEC periodically regarding further developments. We have engaged outside counsel to further investigate these events and we are implementing thorough remedial measures. As a result of these findings, we may be subject to consequences that could include fines, penalties and other costs, and our reputation and business may be impacted. However, we currently do not believe these consequences are reasonably likely to have a material adverse effect on our business, results of operations or financial condition.

Item 4. Reserved

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

	Price Range
Fiscal Year 2009	High	Low
Quarter ending March 31, 2009	$5.40	$2.34
Quarter ending June 30, 2009	$9.87	$3.75
Quarter ending September 30, 2009	$13.14	$7.61
Quarter ending December 31, 2009	$14.14	$9.98

Fiscal Year 2008
Quarter ending March 31, 2008	$23.17	$15.23
Quarter ending June 30, 2008	$24.50	$19.00
Quarter ending September 30, 2008	$21.00	$11.49
Quarter ending December 31, 2008	$13.24	$3.00

The closing share price for our Class A common stock on December 31, 2009, as reported by the New York Stock Exchange, was $13.57. As of February 12, 2010, there were 352 stockholders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to reduce debt and finance future growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that the board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by the credit agreement governing our revolving credit facility and senior secured term loan facilities.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2009. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2) (c)
Equity compensation plans approved by security holders (1)	8,861,444	$6.03	6,650,176	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	8,861,444	$6.03	6,650,176

(1)	Consists of stock options and restricted stock units in our Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) and our 2001 Stock Incentive Plan (no further awards may be issued under our 2001 Stock Incentive Plan, which was terminated in June 2004 in connection with the adoption of the 2004 Stock Incentive Plan). Includes 1,273,526 restricted stock units, which all vest in 2016 and are exercisable for no consideration. Excluding these restricted stock units, the weighted average exercise price of outstanding options, warrants and rights increases to $7.04.
(2)	Under the 2004 Stock Incentive Plan, we may issue stock awards, including but not limited to restricted stock bonuses and restricted stock units, as those terms are defined in the 2004 Stock Incentive Plan. For awards granted prior to June 2, 2008 under this plan, each stock award other than a stock option or stock appreciation right reduced the number of shares reserved for issuance under the 2004 Stock Incentive Plan by 2.25. For awards granted on or after June 2, 2008 under this plan, this share reserve is reduced by one share upon grant of each award.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning December 31, 2004 and ending on December 31, 2009. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and an industry peer group.

The comparison below assumes $100 was invested on December 31, 2004 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly traded commercial real estate services companies: Grubb & Ellis Company and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

*$100 invested on 12/31/04 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2009. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2007, 2006 and 2005 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006 (1)	2005
	(dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$4,165,820	$5,128,817	$6,034,249	$4,032,027	$3,194,026
Operating income (loss)	241,842	(788,469)	698,971	550,139	372,406
Interest income	6,129	17,762	29,004	9,822	11,221
Interest expense	189,146	167,156	162,991	45,007	56,281
Write-off of financing costs	29,255	—	—	33,847	7,386
(Loss) income from continuing operations	(27,638)	(1,076,489)	399,746	324,691	219,504
Income from discontinued operations, net of income taxes	—	26,748	5,308	—	—
Net (loss) income	(27,638)	(1,049,741)	405,054	324,691	219,504
Net (loss) income attributable to non-controlling interests	(60,979)	(37,675)	14,549	6,120	2,163
Net income (loss) attributable to CB Richard Ellis Group, Inc.	33,341	(1,012,066)	390,505	318,571	217,341

EPS (2) (3):
Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc. shareholders	$0.12	$(4.86)	$1.70	$1.41	$0.98
Income from discontinued operations, net of income taxes, attributable to CB Richard Ellis Group, Inc. shareholders	—	0.05	0.01	—	—

Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$0.12	$(4.81)	$1.71	$1.41	$0.98

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc. shareholders	$0.12	$(4.86)	$1.65	$1.35	$0.95
Income from discontinued operations, net of income taxes, attributable to CB Richard Ellis Group, Inc. shareholders	—	0.05	0.01	—	—

Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$0.12	$(4.81)	$1.66	$1.35	$0.95

Weighted average shares:
Basic	277,361,783	210,539,032	228,476,724	226,685,122	222,129,066
Diluted	279,995,081	210,539,032	234,978,464	235,118,341	229,855,056
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$213,645	$(130,373)	$648,210	$430,044	$359,656
Net cash used in investing activities	(119,362)	(419,009)	(284,421)	(2,061,933)	(115,509)
Net cash provided by (used in) financing activities	476,768	373,959	(277,253)	1,419,560	(47,272)
OTHER DATA:
EBITDA (4)	$372,079	$457,021	$834,264	$653,524	$454,184

	As of December 31,
	2009	2008	2007	2006	2005
		(dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$741,557	$158,823	$342,874	$244,476	$449,289
Total assets	5,039,406	4,726,414	6,242,573	5,944,631	2,815,672
Long-term debt, including current portion	2,120,803	2,077,421	1,788,726	2,078,509	561,069
Notes payable on real estate (5)	551,277	617,663	466,032	347,033	—
Total liabilities	4,255,111	4,380,691	4,990,417	4,684,854	2,015,163
Total CB Richard Ellis Group, Inc. stockholders’ equity	629,122	114,686	988,543	1,181,641	793,685

Note: We have not declared any cash dividends on common stock for the periods shown.

(1)	The results for the year ended December 31, 2006 include the operations of Trammell Crow Company from December 20, 2006, the date we acquired Trammell Crow Company.
(2)	EPS represents earnings (loss) per share. See Earnings (Loss) Per Share information in Note 18 of our Notes to Consolidated Financial Statements.
(3)	On April 28, 2006, our board of directors approved a three-for-one stock split of our Class A common stock effected as a 100% stock dividend, which was distributed on June 1, 2006. The applicable share and per share data for all periods presented has been restated to give effect to this stock split.
(4)	EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization, and goodwill and other non-amortizable intangible asset impairment. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business segments and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

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

EBITDA is calculated as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007	2006	2005
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$33,341	$(1,012,066)	$390,505	$318,571	$217,341
Add:
Depreciation and amortization (i)	99,473	102,909	113,694	67,595	45,516
Goodwill and other non-amortizable intangible asset impairment	—	1,159,406	—	—	—
Interest expense (ii)	189,146	167,805	164,829	45,007	56,281
Write-off of financing costs	29,255	—	—	33,847	7,386
Provision for income taxes (iii)	26,993	56,853	194,255	198,326	138,881
Less:
Interest income (iv)	6,129	17,886	29,019	9,822	11,221

EBITDA (v)	$372,079	$457,021	$834,264	$653,524	$454,184

(i)	Includes depreciation and amortization related to discontinued operations of $0.1 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.
(ii)	Includes interest expense related to discontinued operations of $0.6 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively.
(iii)	Includes provision for income taxes related to discontinued operations of $6.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.
(iv)	Includes interest income related to discontinued operations of $0.1 million and $0.01 million for the years ended December 31, 2008 and 2007, respectively.
(v)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.
(5)	Notes payable on real estate disclosed here includes the current and long-term portions of notes payable on real estate as well as notes payable included in liabilities related to real estate and other assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services firm, based on 2009 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2009, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 29,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, 2008 and 2009, we were the only commercial real estate services company included on the Business Week list of 50 “Best in Class” companies across all industries. In 2008, we became the first commercial real estate services firm to be included in the Fortune 500 and remained the only commercial real estate services company on this list in 2009. Fortune also included us on its list of Most Admired Companies in the real estate sector in 2009. Additionally, in 2009 the International Association of Outsourcing Professionals ranked us the #1 outsourcing company in commercial real estate services and the #8 outsourcing company across all industries.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, or the public perception that any of these events may occur, have negatively affected and may continue to negatively affect the performance of many of our business lines. Beginning in late 2007, the severe global economic downturn and credit market crisis have had significant adverse effects on our operations. Weak economic conditions have resulted in, and may continue to result in, a general decrease in transaction activity, lower occupancy and rental rate levels, reduced property values and restrained corporate spending. These trends, in turn, have reduced, and may continue to reduce, revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets.

Adverse changes in economic conditions have also affected, and will continue to affect, our compensation expense, which is generally structured to decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they have been recently, our management has taken decisive actions to improve operational performance by, among other actions, reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels. Notwithstanding these actions, adverse global and regional economic changes remain one of the most significant risks to the financial condition and performance of our operations.

Economic conditions have adversely affected our performance in the Americas, our largest segment in terms of revenue, since the third quarter of 2007. U.S. economic activity has progressively weakened since that time, highlighted by declining employment and highly constrained consumer and business spending. The weakened economic activity was further worsened by the severe global capital market disruption in late 2008, which caused credit availability to freeze up, investors to become more risk averse and assets of all types to lose significant value. These conditions also caused the economy to contract further and job losses to accelerate, resulting in a decline in leasing activity, space absorption, occupancy levels and rental rates. In addition, investment sales in the United States fell sharply in the face of significantly constrained liquidity, weakened property fundamentals, and the re-pricing of risk in the face of economic and market uncertainty. A return to positive economic growth in the United States in the second half of 2009 did not have a meaningful impact on commercial real estate fundamentals as job losses continued to mount. Properties continued to lose value, financing remained constrained, and occupancy and rental rates continued to decline. Transaction velocity remained muted.

In Europe, the weakening market conditions began to manifest in the United Kingdom in late 2007 and throughout the continent in early 2008. The major European economies also entered into a recession in 2008, which persisted in most countries through 2009, tempering leasing activity. Investment sales in Europe also worsened progressively throughout 2008 and remained at low levels through 2009, though larger markets like London and Paris showed modest improvement in the fourth quarter of 2009. The markets in Asia Pacific were also affected, though generally to a lesser degree than the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in 2008 and most of 2009. In late 2009, transaction activity began to revive in Asia Pacific, reflecting the economic rebound in leading countries in this region, including China and Australia. From late 2007 through 2009, deteriorating conditions also adversely affected investment management and development activity as property values declined sharply, financing options dried up and disposition opportunities became more limited.

Recovery of our global sales, leasing and investment management and development services operations is contingent on, among other things, the world’s major economies, including the United States, generating stronger, sustained growth, with positive employment gains, credit markets returning to normal with stable, predictable and reasonably-priced financing and business confidence returning for an extended period.

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. Current market conditions have made acquisition opportunities less attractive in the short term. In light of the current economic environment, no acquisitions were completed during the year ended December 31, 2009. However, we believe acquisitions will once again serve as a growth engine, supplementing our organic growth when market conditions improve in the future.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through December 31, 2009, we have incurred expenses of $41.9 million related to Insignia and $58.6 million related to Trammell Crow Company in connection with the integration of these companies’ business lines, as well as accounting and other systems, into our own. During the year ended December 31, 2009, we incurred $5.6 million of integration expenses, the majority of which were related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses relating to past acquisitions of approximately $5 million during 2010, which primarily include residual integration costs associated with our acquisition of Trammell Crow Company.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of December 31, 2009, our total debt, excluding our notes payable on real estate and warehouse lines of credit, was approximately $2.1 billion. Our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

During the third quarter of 2009, we reached agreement with our lenders to extend maturities and amortization schedules on $985.0 million of loans outstanding under our credit agreement. In addition, on February 10, 2010, we announced that we had reached agreements with our lenders to extend maturities on an additional $156.6 million of loans outstanding under our credit agreement. During the year ended December 31, 2009, we also repaid $432.0 million of our senior secured term loans outstanding under our credit agreement and issued $450.0 million of 11.625% senior subordinated notes due June 15, 2017. These actions, combined with the amendment to our credit agreement in the first quarter of 2009, have given us increased flexibility and significantly extended the weighted average maturity of our outstanding debt.

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

In order for us to recognize revenue, there are four basic criteria that must be met:

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

Property management revenues are generally based upon percentages of the revenue or profit generated by the entities managed or the square footage managed. These fees are recognized when earned under the provisions of the related management agreements.

Investment management fees are based predominantly upon a percentage of the equity deployed on behalf of our limited partners. Fees related to our indirect investment management programs are based upon a percentage of the fair value of those investments. These fees are recognized when earned under the provisions of the related investment management agreements. Our Global Investment Management segment also earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied and following the expiration of any potential claw back provision. With many of these investments, our Global Investment Management team has participation interests in such incentive fees, which are commonly referred to as carried interest. This carried interest expense is generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period.

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

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectibility. Our assumptions are based on an assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are evaluated for collectibility and fully provided for if deemed uncollectible. Historically, our credit losses have generally been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries, as well as variable interest entities, or VIEs, in which we are the primary beneficiary. The equity attributable to non-controlling interests in subsidiaries is shown separately in our consolidated balance sheets included elsewhere in this filing. All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our VIEs, including co-investments with our clients, is based on the “Consolidation” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810. We consolidate any VIE of which we are the primary beneficiary and disclose significant VIEs of which we are not the primary beneficiary, if any.

We determine if an entity is a VIE under Topic 810 based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. This determination of whether we are the primary beneficiary includes any impact of an “upside economic interest” in the form of a “promote” that we may have. A promote is an interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles.

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

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited partnerships, limited liability companies and other subsidiaries is based on voting control. For our general partner interests, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling general partner investments in these entities under the equity method. This treatment also applies to our managing member interests in limited liability companies.

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

Under either the equity or cost method, impairment losses are recognized upon evidence of other-than-temporary losses of value. When testing for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our investments and/or look to comparable activities in the marketplace. Management judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include net asset values, internal rates of return, discount and capitalization rates, interest rates and financing terms, rental rates, timing of leasing activity, estimates of lease terms and related concessions, etc. When determining if impairment is other-than-temporary, we also look to the length of time and the extent to which fair value has been less than cost as well as the financial condition and near-term prospects of each investment.

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. In determining the fair values of assets and liabilities acquired in a business combination, we use a variety of valuation methods including present value, depreciated replacement cost, market values (where available) and selling prices less costs to dispose. We are responsible for determining the valuation of assets and liabilities, and for the allocation of purchase price to assets acquired and liabilities assumed.

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

We are required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually or more often if circumstances or events indicate a change in the impairment status. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2009, 2008 and 2007 annual assessments as of October 1. We determined that no impairment of goodwill or other non-amortizable intangible assets deemed to have indefinite lives existed as of October 1, 2009 and 2007.

However, we were required to re-perform the 2008 assessment as of December 31, 2008 because economic conditions worsened, the capital markets became distressed and our stock price dropped significantly in the fourth quarter of 2008. This was evidenced in our 2008 results by weak sales and leasing activity in our Americas and EMEA segments caused by the credit crunch and significant capital market turmoil adversely affecting incentive-based revenue within our Global Investment Management segment as well as reducing real estate sales volume and values in our Development Services segment. Based on our assessments of goodwill in 2008, we determined that we had impairment in several reporting units, which was driven by these adverse economic conditions causing a decline in the estimated future discounted cash flows expected for such units. The amount of the pre-tax goodwill impairment charges included in our statement of operations for the year ended December 31, 2008 was $1.1 billion. We also determined that two of our intangible assets with indefinite useful lives, $84.0 million representing the Trammell Crow trade name identified in the Trammell Crow Company acquisition and $6.9 million representing the CBRE Melody trademark identified as a result of the 2001 Merger, were also fully impaired. The impairment of the Trammell Crow trade name was driven by the adverse economic conditions causing a significant decline in the estimated future discounted cash flows such that we could not substantiate this trade name having any book value. The impairment of the CBRE Melody trademark was driven by our mortgage brokerage business’s plans to discontinue use of the Melody trademark and exclusively use the CBRE trademark. The amount of the pre-tax other non-amortizable intangible asset impairment charges included in our statement of operations for the year ended December 31, 2008 was $90.9 million.

Real Estate

As of December 31, 2009, the carrying value of our total real estate assets was $693.4 million (13.8% of total assets). The significant accounting policies and estimates with regard to our real estate assets relate to classification and impairment evaluation, cost capitalization and allocation, disposition of real estate and discontinued operations.

Classification and Impairment Evaluation

With respect to our real estate assets, the “Property, Plant and Equipment,” Topic of FASB ASC (Topic 360) establishes criteria to classify an asset as “held for sale.” Assets included in real estate held for sale include only completed assets or land for sale in its present condition that meet all of Topic 360’s “held for sale” criteria. All other real estate assets are classified in one of the following line items in our consolidated balance sheet: (i) real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iii) real estate held for investment, which consists of land on which development activities have not yet commenced and completed assets or land held for disposition that do not meet the “held for sale” criteria.

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

When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. Impairment charges of $28.8 million and $48.7 million were recorded for the years ended December 31, 2009 and 2008, respectively. In addition, during the year ended December 31, 2009, we also recorded provisions for loss on real estate held for sale of $3.9 million. No impairment charges or provisions for losses on real estate held for sale were recorded during the year ended December 31, 2007.

We evaluate each of our real estate assets on a quarterly basis in order to determine the classification of each asset in our consolidated balance sheet. This evaluation requires judgment by us in considering certain criteria that must be evaluated under Topic 360, such as the estimated time to complete assets that are under development and the timeframe in which we expect to sell our real estate assets. The classification of real estate assets determines which real estate assets are to be depreciated as well as what method is used to evaluate and measure impairment. Had we evaluated our assets differently, the balance sheet classification of such assets, depreciation expense and impairment losses could have been different.

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs. Capitalization begins when we determine that activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy, which are timing decisions that require judgment. Costs capitalized include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, development and construction costs and costs of incidental operations. We expense transaction costs for acquisitions that qualify as a business in accordance with the “Business Combinations” Topic of the FASB ASC (Topic 805). Pursuit costs capitalized in connection with a potential development project that we have determined based on our judgment not to pursue are written off in the period that such determination is made. A difference in the timing of when this determination is made could cause the pursuit costs to be expensed in a different period.

At times, we purchase bulk land that we intend to sell or develop in phases. The land basis allocated to each phase is based on the relative estimated fair value of the phases before construction. We allocate construction costs incurred relating to more than one phase between the various phases; if the costs cannot be specifically attributed to a certain phase or the improvements benefit more than one phase, we allocate the costs between the phases based on their relative estimated sales values, where practicable, or other value methods as appropriate under the circumstances. Relative allocations of the costs are revised as the sales value estimates are revised.

When acquiring real estate with existing buildings, we allocate the purchase price between land, land improvements, building and intangibles related to in-place leases, if any, based on their relative fair values. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis using assumptions for market rates, absorption periods, lease commissions and tenant improvements. The capitalized values for both lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense. If we use different estimates in these valuations, the allocation of purchase price to each component could differ, which could cause the amount of amortization related to lease intangibles and tenant origination costs to be different, as well as depreciation of the related building and land improvements.

Disposition of Real Estate

Gains on disposition of real estate are recognized upon sale of the underlying project. We evaluate each real estate sale transaction to determine if it qualifies for gain recognition under the full accrual method. This evaluation requires us to make judgments and estimates in assessing whether a sale has been consummated, the adequacy of the buyer’s investment, the subordination or collectibility of any receivable related to the purchase, and whether we have transferred the usual risks and rewards of ownership to the buyer, with no substantial continuing involvement by us. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for the sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and our continuing involvement. In some cases, a deferral method could require the real estate asset and its related liabilities to remain on our balance sheet until the sale qualifies for a different deferral method or full accrual profit recognition.

Discontinued Operations

Topic 360 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in Topic 360, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of our real estate assets is generally accounted for in a discrete subsidiary, many constitute a component of an entity under Topic 360, increasing the likelihood that the disposition of assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. The evaluation of whether the component’s cash flows have been eliminated and the level of our continuing involvement requires judgment by us and a different assessment could result in items not being reported as discontinued operations.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB ASC Topic 740 “Accounting for Income Taxes,” (Topic 740). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2009 and 2008 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 16 of the Notes to Consolidated Financial Statements for further information regarding income taxes.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
	(Dollars in thousands)
Revenue	$4,165,820	100.0%	$5,128,817	100.0%	$6,034,249	100.0%
Costs and expenses:
Cost of services	2,447,885	58.8	2,926,721	57.1	3,200,718	53.0
Operating, administrative and other	1,383,579	33.2	1,747,082	34.1	1,988,658	33.0
Depreciation and amortization	99,473	2.4	102,817	1.9	113,269	1.9
Goodwill and other non-amortizable intangible asset impairment	—	—	1,159,406	22.6	—	—
Merger-related charges	—	—	—	—	56,932	0.9

Total costs and expenses	3,930,937	94.4	5,936,026	115.7	5,359,577	88.8
Gain on disposition of real estate	6,959	0.2	18,740	0.3	24,299	0.4

Operating income (loss)	241,842	5.8	(788,469)	(15.4)	698,971	11.6
Equity (loss) income from unconsolidated subsidiaries	(34,095)	(0.8)	(80,130)	(1.5)	64,939	1.0
Other income (loss)	3,880	0.1	(7,686)	(0.1)	(37,534)	(0.6)
Interest income	6,129	0.1	17,762	0.3	29,004	0.5
Interest expense	189,146	4.6	167,156	3.3	162,991	2.7
Write-off of financing costs	29,255	0.7	—	—	—	—

(Loss) income from continuing operations before provision for income taxes	(645)	(0.1)	(1,025,679)	(20.0)	592,389	9.8
Provision for income taxes	26,993	0.6	50,810	1.0	192,643	3.2

(Loss) income from continuing operations	(27,638)	(0.7)	(1,076,489)	(21.0)	399,746	6.6
Income from discontinued operations, net of income taxes	—	—	26,748	0.5	5,308	0.1

Net (loss) income	(27,638)	(0.7)	(1,049,741)	(20.5)	405,054	6.7
Less: Net (loss) income attributable to non-controlling interests	(60,979)	(1.5)	(37,675)	(0.8)	14,549	0.2

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$33,341	0.8%	$(1,012,066)	(19.7)%	$390,505	6.5%

EBITDA (1)	$372,079	8.9%	$457,021	8.9%	$834,264	13.8%

(1)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization, and goodwill and other non-amortizable intangible asset impairment. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangible assets created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business segments and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

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

EBITDA is calculated as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$33,341	$(1,012,066)	$390,505
Add:
Depreciation and amortization (1)	99,473	102,909	113,694
Goodwill and other non-amortizable intangible asset impairment	—	1,159,406	—
Interest expense (2)	189,146	167,805	164,829
Write-off of financing costs	29,255	—	—
Provision for income taxes (3)	26,993	56,853	194,255
Less:
Interest income (4)	6,129	17,886	29,019

EBITDA (5)	$372,079	$457,021	$834,264

(1)	Includes depreciation and amortization related to discontinued operations of $0.1 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.
(2)	Includes interest expense related to discontinued operations of $0.6 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $6.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.
(4)	Includes interest income related to discontinued operations of $0.1 million and $0.01 million for the years ended December 31, 2008 and 2007, respectively.
(5)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

We reported consolidated net income of $33.3 million for the year ended December 31, 2009 on revenue of $4.2 billion as compared to consolidated net loss of $1.0 billion on revenue of $5.1 billion for the year ended December 31, 2008.

Our revenue on a consolidated basis for the year ended December 31, 2009 decreased by $963.0 million, or 18.8%, as compared to the year ended December 31, 2008. This decrease was primarily driven by weak worldwide sales and leasing activity as well as lower appraisal revenue, all resulting from the continuation of challenging global economic conditions. While our outsourcing business continued to add new clients and expand existing relationships, its revenue also declined slightly in the current year as a result of reduced client spending, a rise in vacancy rates of properties we manage as well as the effect of client consolidations and distress over the past two years. Foreign currency translation had a $129.2 million negative impact on total revenue during the year ended December 31, 2009.

Our cost of services on a consolidated basis decreased by $478.8 million, or 16.4%, during the year ended December 31, 2009 as compared to the year ended December 31, 2008. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. Foreign currency translation had an $83.9 million positive impact on cost of services during the year ended December 31, 2009. Cost of services as a percentage of revenue increased from 57.1% for the year ended December 31, 2008 to 58.8% for the year ended December 31, 2009. This increase was primarily driven by the large decrease in overall revenue and a shift in the mix of revenues with outsourcing, including reimbursables, comprising a materially greater portion of the total than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis decreased by $363.5 million, or 20.8%, during the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was driven by cost reduction measures that started in 2008 and continued through 2009, which led to lower operating costs, particularly payroll-related, travel and marketing costs. The decrease was also driven by reduced bonus expense resulting from lower business performance. Foreign currency translation had a $40.9 million positive impact on total operating expenses during the year ended December 31, 2009. As a result of our aggressive cost cutting measures, operating expenses as a percentage of revenue decreased to 33.2% for the year ended December 31, 2009 from 34.1% for the year ended December 31, 2008.

Our depreciation and amortization expense on a consolidated basis decreased by $3.3 million, or 3.3%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decline was mainly driven by lower depreciation expense resulting from decreased capital expenditures.

Our gain on disposition of real estate on a consolidated basis was $7.0 million and $18.7 million for the years ended December 31, 2009 and 2008, respectively. These gains resulted from activity within our Development Services segment.

Our equity loss from unconsolidated subsidiaries on a consolidated basis decreased by $46.0 million, or 57.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily driven by lower non-cash write-downs resulting from declines in value of investments in our Development Services and Global Investment Management segments in the current year. Also contributing to this variance was a $14.7 million non-cash write-down of our investment in Realty Finance Corporation, a mortgage REIT, within our Americas segment attributable to a decline in its market valuation in 2008, which did not recur in 2009.

Our consolidated interest income was $6.1 million for the year ended December 31, 2009, a decrease of $11.6 million, or 65.5%, as compared to the year ended December 31, 2008. This decrease was mainly driven by lower interest income earned in our Development Services segment due to a decrease in notes receivable in the current year and in our Americas and EMEA segments as a result of lower interest rates in the current year.

Our consolidated interest expense increased by $22.0 million during the year ended December 31, 2009, or 13.2%, as compared to the year ended December 31, 2008. The increase was primarily due to higher interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009, partially offset by lower interest expense associated with our credit agreement, mainly due to lower average outstanding debt balances in the current year.

We wrote off $29.3 million of financing costs during the year ended December 31, 2009 in connection with the amendment of our credit agreement on March 24, 2009.

Our provision for income taxes on a consolidated basis was $27.0 million for the year ended December 31, 2009 as compared to $50.8 million for the year ended December 31, 2008. Our effective tax rate from continuing operations, after adjusting pre-tax (loss) income to remove the portion attributable to non-controlling interests, increased to 44.7% for the year ended December 31, 2009 as compared to negative 5.2% for the year ended December 31, 2008. The changes in our provision for income taxes and our effective tax rate were primarily the result of a sizeable loss reported in the prior year versus income in the current year, a change in our mix of domestic and foreign (losses) earnings as well as a large portion of the goodwill impairment charges incurred in the prior year being non-deductible for U.S. income tax purposes.

Our net loss attributable to non-controlling interests on a consolidated basis was $61.0 million for the year ended December 31, 2009 as compared to $37.7 million for the year ended December 31, 2008. This activity primarily reflects our non-controlling interests’ share of losses within our Development Services segment.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We reported consolidated net loss of $1.0 billion for the year ended December 31, 2008 on revenue of $5.1 billion as compared to consolidated net income of $390.5 million on revenue of $6.0 billion for the year ended December 31, 2007.

Our revenue on a consolidated basis for the year ended December 31, 2008 decreased by $905.4 million, or 15.0%, as compared to the year ended December 31, 2007. This was primarily due to significantly lower sales activity caused by the global credit market turmoil and soft leasing performance reflecting weaker economic conditions, particularly in the United States and the United Kingdom. Constraints in the capital markets also adversely affected the achievement of incentive based and carried interest revenue in our Global Investment Management segment. These declines were partially offset by the continued strong growth in outsourcing revenue. Foreign currency translation had a $29.5 million positive impact on total revenue during the year ended December 31, 2008.

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

Our depreciation and amortization expense on a consolidated basis decreased by $10.5 million, or 9.2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was primarily driven by lower amortization expense related to intangible assets acquired in the Trammell Crow Company Acquisition, including net revenue backlog. As of December 31, 2007, the intangible asset representing the net revenue backlog acquired in the Trammell Crow Company Acquisition was fully amortized. Partially offsetting the decrease versus 2007 was higher depreciation expense mainly resulting from increased capital expenditures in connection with recent acquisitions.

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

Our gain on disposition of real estate on a consolidated basis decreased by $5.6 million, or 22.9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease resulted from activity within our Development Services segment. However, when combined with gains included within “discontinued operations,” our year-over-year total gain from disposition of real estate has increased from 2007 by $19.4 million, or 60.2%. However, the year ended December 31, 2007 was significantly impacted by purchase accounting for the Trammell Crow Company Acquisition, which required the write-up of assets to fair value upon acquisition, thereby eliminating a large amount of gains in 2007.

Our equity loss from unconsolidated subsidiaries on a consolidated basis was $80.1 million for the year ended December 31, 2008 as compared to equity income from unconsolidated subsidiaries of $64.9 million for the year ended December 31, 2007. The loss in 2008 was primarily attributable to non-cash write-downs of $76.3 million of investments, particularly in our Global Investment Management and Development Services segments, resulting from other than temporary impairments due to declines in market valuations. The income in 2007 was mainly due to equity income generated by our Development Services segment as well as dispositions within selected funds in our Global Investment Management segment, both of which did not recur in 2008.

Our other loss on a consolidated basis was $7.7 million for the year ended December 31, 2008 as compared to $37.5 million for the year ended December 31, 2007. The loss for the year ended December 31, 2008 related to the write-down of an investment maintained within our Global Investment Management segment due to a decline in market valuation. Our other loss of $37.5 million for the year ended December 31, 2007 primarily related to the sale of Trammell Crow Company’s approximately 19% ownership interest in Savills plc, a real estate services company based in the United Kingdom. This sale resulted in a pre-tax loss of $34.9 million, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market.

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

Our provision for income taxes on a consolidated basis was $50.8 million for the year ended December 31, 2008 as compared to $192.6 million for the year ended December 31, 2007. The decrease in the provision for income taxes was mainly attributable to a significant pre-tax loss reported for 2008 as compared to sizeable pre-tax income in 2007. Our effective tax rate, after adjusting pre-tax (loss) income to remove the portion attributable to non-controlling interests, decreased to negative 5.2% for the year ended December 31, 2008 from 33.2% for the year ended December 31, 2007. The decrease in our effective tax rate was primarily driven by a large portion of our 2008 goodwill impairment charges being non-deductible for U.S. income tax purposes.

Our net loss attributable to non-controlling interests on a consolidated basis was $37.7 million for the year ended December 31, 2008 as compared to net income attributable to non-controlling interests of $14.5 million for the year ended December 31, 2007. This variance primarily reflects our non-controlling interests’ share of the impairment of real estate assets within our Development Services segment.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009		2008		2007
	(Dollars in thousands)
Americas
Revenue	$2,594,127	100.0%	$3,209,820	100.0%	$3,689,737	100.0%
Costs and expenses:
Cost of services	1,649,535	63.6	1,988,319	61.9	2,272,146	61.6
Operating, administrative and other	707,135	27.3	868,987	27.1	975,673	26.4
Depreciation and amortization	56,883	2.1	59,871	1.9	77,076	2.1
Goodwill and other non-amortizable intangible asset impairment	—	—	805,190	25.1	—	—
Merger-related charges	—	—	—	—	55,620	1.5

Operating income (loss)	$180,574	7.0%	$(512,547)	(16.0)%	$309,222	8.4%

EBITDA (1)	$248,238	9.6%	$345,243	10.8%	$365,004	9.9%

EMEA
Revenue	$818,136	100.0%	$1,080,725	100.0%	$1,314,019	100.0%
Costs and expenses:
Cost of services	483,885	59.1	612,444	56.7	650,824	49.5
Operating, administrative and other	265,667	32.5	366,369	33.9	398,339	30.4
Depreciation and amortization	11,158	1.4	13,272	1.2	12,324	0.9
Goodwill impairment	—	—	138,631	12.8	—	—
Merger-related charges	—	—	—	—	1,240	0.1

Operating income (loss)	$57,426	7.0%	$(49,991)	(4.6)%	$251,292	19.1%

EBITDA (1)	$66,545	8.1%	$105,474	9.8%	$261,199	19.9%

Asia Pacific
Revenue	$524,308	100.0%	$558,183	100.0%	$548,650	100.0%
Costs and expenses:
Cost of services	314,465	60.0	325,958	58.4	277,748	50.6
Operating, administrative and other	155,136	29.6	181,903	32.6	179,329	32.7
Depreciation and amortization	8,726	1.6	9,079	1.6	6,489	1.2

Operating income	$45,981	8.8%	$41,243	7.4%	$85,084	15.5%

EBITDA (1)	$53,900	10.3%	$48,357	8.7%	$82,775	15.1%

Global Investment Management
Revenue	$141,445	100.0%	$161,200	100.0%	$347,883	100.0%
Costs and expenses:
Operating, administrative and other	119,878	84.8	120,401	74.7	252,437	72.6
Depreciation and amortization	4,901	3.4	4,182	2.6	2,798	0.8
Goodwill impairment	—	—	44,922	27.9	—	—

Operating income (loss)	$16,666	11.8%	$(8,305)	(5.2)%	$92,648	26.6%

EBITDA(1)	$4,112	2.9%	$(7,615)	(4.7)%	$113,068	32.5%

Development Services
Revenue	$87,804	100.0%	$118,889	100.0%	$133,960	100.0%
Costs and expenses:
Operating, administrative and other	135,763	154.6	209,422	176.1	182,880	136.5
Depreciation and amortization	17,805	20.3	16,413	13.8	14,582	10.8
Goodwill and other non-amortizable intangible asset impairment	—	—	170,663	143.5	—	—
Merger-related charges	—	—	—	—	72	0.1
Gain on disposition of real estate	6,959	7.9	18,740	15.7	24,299	18.1

Operating loss	$(58,805)	(67.0)%	$(258,869)	(217.7)%	$(39,275)	(29.3)%

EBITDA (1) (2)	$(716)	(0.8)%	$(34,438)	(29.0)%	$12,218	9.1%

(1)	See Note 23 of the Notes to Consolidated Financial Statements for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CB Richard Ellis Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Americas

Revenue decreased by $615.7 million, or 19.2%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily driven by lower sales and leasing activity due to weak global economic conditions. Foreign currency translation had a $26.7 million negative impact on total revenue during the year ended December 31, 2009.

Cost of services decreased by $338.8 million, or 17.0%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to lower commission expense resulting from lower sales and lease transaction revenue. Foreign currency translation had a $19.2 million positive impact on cost of services during the year ended December 31, 2009. Cost of services as a percentage of revenue increased to 63.6% for the year ended December 31, 2009 from 61.9% for the year ended December 31, 2008 primarily due to the large decrease in overall revenue and a shift in our business mix more towards outsourcing services.

Operating, administrative and other expenses decreased by $161.9 million, or 18.6%, mainly driven by cost containment measures put in place in 2008 and 2009, which led to a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. Foreign currency translation had a $7.2 million positive impact on total operating expenses during the year ended December 31, 2009.

EMEA

Revenue decreased by $262.6 million, or 24.3%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decline was primarily attributable to lower sales, leasing and appraisal activities throughout the region. Foreign currency translation had an $80.0 million negative impact on total revenue during the year ended December 31, 2009.

Cost of services decreased by $128.6 million, or 21.0%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was driven by foreign currency translation, which had a $53.8 million positive impact on cost of services during the year ended December 31, 2009. Lower bonuses and commission expense resulting from lower revenue also contributed to the variance. Cost of services as a percentage of revenue increased from 56.7% for the year ended December 31, 2008 to 59.1% for the year ended December 31, 2009, primarily driven by the sharp decline in revenue.

Operating, administrative and other expenses decreased by $100.7 million, or 27.5%, mainly due to aggressive actions taken to cut costs, which led to a reduction in operating costs, particularly lower payroll-related, travel and marketing costs. A reduction in bonuses resulting from the lower business performance also contributed to the variance. Foreign currency translation had a $26.7 million positive impact on total operating expenses during the year ended December 31, 2009.

Asia Pacific

Revenue decreased by $33.9 million, or 6.1%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This revenue decrease was primarily driven by lower sales and leasing activity throughout the region. Foreign currency translation had a $14.0 million negative impact on total revenue during the year ended December 31, 2009.

Cost of services decreased by $11.5 million, or 3.5%, mainly due to foreign currency translation, which had a $10.9 million positive impact on cost of services for the year ended December 31, 2009. Cost of services as a percentage of revenue increased from 58.4% for the year ended December 31, 2008 to 60.0% for the year ended December 31, 2009, primarily driven by the significant decline in overall revenue as well as a shift in our business mix more towards outsourcing services.

Operating, administrative and other expenses decreased by $26.8 million, or 14.7%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily due to lower operating costs, including payroll-related, travel and marketing costs, which were driven by cost containment measures put in place during 2008 and 2009. Foreign currency translation had a $1.9 million positive impact on total operating expenses during the year ended December 31, 2009.

Global Investment Management

Revenue decreased by $19.8 million, or 12.3%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to lower asset management, acquisition, disposition and incentive fees in the current year resulting from the continuation of constraints in the capital markets. Foreign currency translation had an $8.5 million negative impact on total revenue during the year ended December 31, 2009.

Operating, administrative and other expenses was relatively consistent at $119.9 million for the year ended December 31, 2009 as compared to $120.4 million for the year ended December 31, 2008. This slight decline was primarily due to a reduction in bonuses, which resulted from the lower business performance, and lower operating costs, particularly travel, driven by cost containment measures put in place in 2008 and 2009. These decreases were mostly offset by a lower net reversal of carried interest incentive compensation expense in the current year for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management. Excluding the impact of reversing net carried interest incentive compensation expense accruals, which totaled $9.6 million and $33.1 million for the years ended December 31, 2009 and 2008, respectively, operating expenses decreased by 15.7% compared with the prior year. Foreign currency translation had a $5.1 million positive impact on total operating expenses during the year ended December 31, 2009.

Total assets under management (AUM) as of December 31, 2009 totaled $34.7 billion, down 10% from year-end 2008.

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

Development Services

Revenue decreased by $31.1 million, or 26.1%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to lower construction revenue and development fees driven by the continuation of weak market conditions.

Operating, administrative and other expenses decreased by $73.7 million, or 35.2%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily driven by lower impairment charges related to real estate assets, which totaled $38.6 million and $59.3 million for the years ended December 31, 2009 and 2008, respectively. Also contributing to the decrease in the current year were lower construction costs and a decrease in payroll-related costs, including bonuses, as a result of cost containment efforts in 2008 through 2009 as well as lower business performance in the current year.

Development projects in process as of December 31, 2009 totaled $4.7 billion, down 16% from year-end 2008. The inventory of pipeline deals as of December 31, 2009 stood at $0.9 billion, down 64% from year-end 2008 as a result of the weak market conditions.

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

Operating, administrative and other expenses decreased by $106.7 million, or 10.9%, mainly driven by lower payroll-related costs, including bonuses, resulting from lower business performance and the benefit of cost containment measures put in place in 2008, which also led to lower travel and marketing costs. Foreign currency translation had a $3.3 million negative impact on total operating expenses during the year ended December 31, 2008.

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

Cost of services decreased by $38.4 million, or 5.9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was mainly driven by lower bonuses and commission expense due to the lower transaction revenue. These decreases were partially offset by higher producer compensation expense resulting from investments in headcount and acquisitions related to our efforts to grow and diversify operations in this region as well as a curtailment gain of $10.0 million recognized in 2007 as a result of the freezing of our U.K. defined benefit pension plans (see Note 15 of the Notes to Consolidated Financial Statements). Foreign currency translation had a $2.3 million negative impact on cost of services during the year ended December 31, 2008. Cost of services as a percentage of revenue increased from 49.5% for the year ended December 31, 2007 to 56.7% for the year ended December 31, 2008, primarily driven by the aforementioned net increase in producer compensation expense as well as the sharp decline in revenue.

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

Global Investment Management

Revenue decreased by $186.7 million, or 53.7%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to lower incentive fees and carried interest revenue recognized in 2008 as a result of constraints in the capital markets. Foreign currency translation had a negligible impact on total revenue during the year ended December 31, 2008.

Operating, administrative and other expenses decreased by $132.0 million, or 52.3%, primarily due to lower carried interest incentive compensation expense of $95.8 million recognized for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, including the net reversal of previously accrued carried interest incentive compensation of $33.1 million during the year ended December 31, 2008. Also contributing to the decrease were lower bonuses driven by the reduced revenues. Foreign currency translation had a $1.1 million positive impact on total operating expenses during the year ended December 31, 2008.

Total AUM as of December 31, 2008 were at $38.5 billion, up slightly from year-end 2007, reflecting active fundraising efforts and acquisition programs.

Development Services

Revenue decreased by $15.1 million, or 11.3%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to lower construction revenue and development fees driven by a decline in market conditions. These decreases were partially offset by higher rental revenues as a result of our holding real estate investments longer due to adverse current market conditions.

Operating, administrative and other expenses increased by $26.5 million, or 14.5%, primarily due to real estate asset impairment charges incurred in 2008 as well as higher real estate operating expenses. These increases were partially offset by lower bonuses attributable to lower results and a decrease in job construction costs, which correlated with the above mentioned construction revenue decrease.

Development projects in process as of December 31, 2008 totaled $5.6 billion compared to $6.5 billion as of December 31, 2007. The inventory of pipeline deals as of December 31, 2008 stood at $2.5 billion versus $2.7 billion as of December 31, 2007.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2010 expected capital requirements include approximately $60 million of anticipated net capital expenditures. As of December 31, 2009, we had aggregate commitments of $34.9 million to fund future co-investments in our Global Investment Management business, all of which is expected to be funded in 2010. Additionally, as of December 31, 2009, we had committed to fund $25.6 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. For more than a year, the global credit markets have experienced unprecedented tightening, which may affect both the availability and cost of our funding sources in the future.

During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented recent global capital markets disruption, we historically have not sought external sources of financing and relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

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

Our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of three elements. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. Our management is unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then our management expects that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. Our management cannot make any assurances that such refinancings or amendments would be available on attractive terms, if at all.

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $64.9 million and $19.8 million at December 31, 2009 and 2008, respectively. We expect to contribute a total of $3.7 million to fund our pension plans for the year ending December 31, 2010.

The third long-term liquidity need is the repayment of obligations related to acquisitions. For example, in connection with our acquisitions of CB Richard Ellis KK (Japan) in 2006 and CB Richard Ellis South Asia Pte Ltd (India) in 2007, we incurred obligations with respect to the future purchase of non-controlling interests in such entities. As of December 31, 2009, we had $58.5 million of these obligations outstanding, which will be paid in 2010. In addition, as of December 31, 2009, we had a liability of $2.9 million attributable to our acquisition of Trammell Crow Company relating to outstanding shares of Trammell Crow Company that have not yet been tendered. All of our deferred purchase obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

In prior years, obligations related to our deferred compensation plans, or DCPs, were also a component of our long-term liquidity needs. On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or to terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would modify the DCPs pursuant to the transition rules under Section 409A of the Internal Revenue Code of 1986 to allow participants to make new elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. These actions accelerated distributions from the DCPs of cash and shares of our Class A common stock to the participants of such DCPs but did not have any material effect on our statement of operations. In connection with such distributions in 2009, we will receive a cash tax benefit of approximately $95 million.

As of December 31, 2008, the accompanying consolidated balance sheets included an accumulated non-stock liability for our DCPs totaling $244.9 million and assets (in the form of insurance) set aside to cover the liability of $229.8 million. As of December 31, 2008, there were also 2,849,391 outstanding stock fund units under the DCPs, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $5.5 million at December 31, 2008. All DCP liabilities and stock fund units that existed at December 31, 2008 were distributed to participants in 2009.

In January 2007, we sold Trammell Crow Company’s approximately 19% ownership interest in Savills plc, a real estate services company based in the United Kingdom, at a net loss, which was largely driven by stock price depreciation at the date of sale as compared to December 31, 2006 when the investment was marked to market. The pre-tax proceeds from the sale, net of selling costs, totaled approximately $311.0 million and were used to reduce net indebtedness.

In the fourth quarter of 2007, we completed the repurchase of 28,830,442 shares of our Class A common stock for a total cost of $635.0 million. This share repurchase program was funded out of our cash flow from operations as well as our revolving credit facility.

On November 18, 2008, we completed a public offering of 57,500,000 shares of our Class A common stock, which raised $206.7 million of net proceeds used for general corporate purposes, including the repayment of debt.

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

In November 2009, we completed the sale of 28,289,960 shares of our Class A common stock pursuant to an at-the-market offering program, which raised approximately $293.8 million of net proceeds. We intend to use the proceeds from the offering for general corporate purposes, including the repayment of debt.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $213.6 million for the year ended December 31, 2009 as compared to net cash used in operating activities of $130.4 million for the year ended December 31, 2008. The sharp increase in cash provided by operating activities during the year ended December 31, 2009 versus the prior year was primarily due to significantly lower bonus payments, income taxes and payments to vendors made in the current year. These decreases were partially offset by lower results in 2009 (excluding the impact of non-cash impairment charges) as well as the impact of a significant decrease in receivables in the prior year versus a slight increase in the current year.

Net cash used in operating activities totaled $130.4 million for the year ended December 31, 2008 as compared to net cash provided by operating activities of $648.2 million for the year ended December 31, 2007. The sharp increase in cash used in operating activities during 2008 versus 2007 was primarily due to lower results and bonus accruals in 2008 as well as higher bonus payments associated with 2007 made in 2008. In addition, 2007 activity included approximately $311.0 million in proceeds received upon the sale of the approximately 19% ownership in Savills plc. These items were partially offset by a decrease in receivables driven by the lower results in 2008.

Investing Activities

Net cash used in investing activities totaled $119.4 million for the year ended December 31, 2009, a decrease of $299.6 million as compared to the year ended December 31, 2008. The decrease was primarily driven by the use of more cash in the prior year for in-fill acquisitions and purchases of real estate held for investment.

Net cash used in investing activities totaled $419.0 million for the year ended December 31, 2008, an increase of $134.6 million as compared to the year ended December 31, 2007. The increase was primarily driven by the use of cash for in-fill acquisitions and a larger decrease in restricted cash in 2007.

Financing Activities

Net cash provided by financing activities totaled $476.8 million for the year ended December 31, 2009, an increase of $102.8 million as compared to the year ended December 31, 2008. The increase was largely due to higher net proceeds received in connection with equity offerings in the current year and the issuance of our 11.625% senior subordinated notes in June 2009. These increases were partially offset by activity under our credit agreement, including $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our credit agreement in 2008, partially offset by lower net borrowings under our revolving credit facility in the prior year as well as higher repayments of the senior secured term loans in the current year. Also offsetting the overall increase was lower net proceeds from notes payable on real estate within our Development Services segment in the current year.

Net cash provided by financing activities totaled $374.0 million for the year ended December 31, 2008 as compared to net cash used in financing activities of $277.3 million for the year ended December 31, 2007. The sharp increase in cash provided by financing activities during 2008 versus 2007 was largely due to $206.7 million of proceeds from the secondary public offering of our common stock in 2008 as well as activity under our credit agreement, including $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our credit agreement in 2008 and higher repayments of the senior secured term loans in 2007, partially offset by higher net repayments under our revolving credit facility in 2008. In addition, the repurchase of $635.0 million of common stock in 2007 also contributed to the increase. Partially offsetting these increases were lower activities within our Development Services segment including lower non-controlling interest contributions, lower net short-term borrowings related to a revolving line of credit and lower net proceeds from notes payable on real estate.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(Dollars in thousands)
Total debt (1)	$2,460,575	$478,454	$228,285	$1,022,138	$731,698
Operating leases (2)	818,834	169,509	240,959	163,785	244,581
Pension liability (3) (4)	64,945	64,945	—	—	—
Notes payable on real estate (recourse) (5)	3,515	290	3,225	—	—
Notes payable on real estate (non recourse) (5)	547,762	160,806	257,704	57,178	72,074
Deferred purchase consideration (6)	61,385	61,385	—	—	—

Total Contractual Obligations	$3,957,016	$935,389	$730,173	$1,243,101	$1,048,353

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (2)	$34,866	$34,866	$—	$—	$—
Guarantees (2) (7)	14,214	14,214	—	—	—
Co-investments (2) (8)	60,513	60,513	—	—	—
Non-current tax liabilities (9)	—	—	—	—	—
Other (10)	20,833	20,833	—	—	—

Total Other Commitments	$130,426	$130,426	$—	$—	$—

(1)	See Note 13 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (dollars in thousands): 2010—$147,582; 2011 to 2012—$268,309; 2013 to 2014—$189,056 and thereafter—$138,880. The interest payments on the variable rate debt have been calculated at the interest rate in effect at December 31, 2009.
(2)	See Note 14 of our Notes to the Consolidated Financial Statements.
(3)	See Note 15 of our Notes to the Consolidated Financial Statements.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(5)	See Note 12 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 1.75% to 8.25% at December 31, 2009. In general, interest is drawn on the underlying loan and subsequently paid with proceeds received upon the sale of the real estate project.

(6)	Represents the portion of the total purchase price for previous acquisitions that has not yet been paid and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2009, this includes $51.5 million related to our acquisition of non-controlling interests in Japan and $7.0 million related to our acquisition of non-controlling interests in India, both of which will be paid in 2010. In addition, $2.9 million is attributable to our acquisition of Trammell Crow Company and relates to outstanding shares of Trammell Crow Company common stock that have not yet been tendered. Payment in full will be made as share certificates are tendered.
(7)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(8)	Includes $34.9 million related to our Global Investment Management segment, all of which is expected to be funded in 2010 and $25.6 million related to our Development Services segment (callable at any time).
(9)	As of December 31, 2009, our non-current tax liabilities, including interest and penalties, was $73.5 million. We are unable to reasonably estimate the timing of the effective settlement of tax positions.
(10)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2009. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.

Significant Indebtedness

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

Since 2001, we have maintained a credit agreement with Credit Suisse, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On December 20, 2006, we entered into an amendment and restatement to our credit agreement to, among other things, allow the consummation of the Trammell Crow Company Acquisition and the incurrence of senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion. On March 27, 2008, we exercised the accordion provision of the credit agreement, which added an additional $300.0 million term loan. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the year ended December 31, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of Credit Agreement amendment fees paid in March 2009. On August 24, 2009, we entered into a loan modification agreement to our Credit Agreement, which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans.

Subsequent to the August 24, 2009 loan modification, our Credit Agreement includes the following: (1) a $558.1 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, with tranche 1 in the amount of $357.6 million maturing on June 24, 2011 and tranche 2 in the amount of $200.5 million maturing on June 24, 2013; (2) an $871.5 million A term loan facility, which is further broken down as follows: i) a $335.5 million tranche A term loan facility requiring quarterly principal payments through September 30, 2011, with the balance payable on December 20, 2011; ii) a $48.6 million tranche A-1 term loan facility payable on December 20, 2013; iii) a $290.3 million tranche A-2 term loan facility, requiring quarterly principal payments of $8.7 million beginning March 30, 2010 and continuing through March 31, 2013, with the balance payable on June 24, 2013; and iv) a $197.1 million tranche A-3 term loan facility payable on

December 20, 2013; and (3) a $943.5 million B term loan facility, which is further broken down as follows: i) a $646.6 million tranche B term loan facility requiring quarterly principal payments of $1.9 million through September 30, 2013, with the balance payable on December 20, 2013; and ii) a $296.9 million tranche B-1 term loan facility payable on December 20, 2015. During the year ended December 31, 2009, we repaid the following amounts: $252.3 million of our tranche A term loan facility, which was applied to the required 2009 principal repayments and a portion of the first quarter 2010 principal payment; $52.0 million of our tranche A-1 term loan facility, which covered all the required quarterly principal payments and a portion of the balance due at maturity; $87.1 million of our tranche A-2 term loan facility, which was applied to quarterly principal payments from the first quarter of 2010 through the second quarter of 2012; $29.6 million of our tranche A-3 term loan facility, which covered a portion of the balance due at maturity; $9.3 million of our tranche B term loan facility, which covered all required quarterly principal payments in 2009; and $1.7 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity. Some of these prepayments led to a reduction in the interest rate spreads governing our tranche A and A-1 term loan facilities as well as our revolving credit facility.

The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of December 31, 2009 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2009 and 2008, we had $21.1 million ($13.1 million under tranche 1 and $8.0 million under tranche 2) and $25.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.3% and 5.7%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2009, letters of credit totaling $29.0 million were outstanding under the revolving credit facility. These letters of credit primarily relate to letters of credit issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of December 31, 2009 bear interest, based on our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; for the tranche A-3 term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; for the tranche B term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; and for the tranche B-1 term loan facility, on either the applicable fixed rate plus 4.50% to 5.50% or the daily rate plus 3.50% to 4.50%. For all term loan facilities, both the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1, A-2 and A-3 term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of December 31, 2009 and 2008, the outstanding balance did not exceed the targeted outstanding amount. As of December 31, 2009 and 2008, we had $326.3 million and $827.0 million of tranche A term loan facility principal outstanding, respectively, $48.6 million and $297.8 million of tranche A-1 term loan facility principal outstanding, respectively, and $642.8 million and $949.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of December 31, 2009, we also had $203.2 million, $167.5 million and $295.2 million of tranche A-2 term loan facility principal outstanding, tranche A-3 term loan facility principal outstanding and tranche B-1 term loan facility principal outstanding, respectively, which are also included in the accompanying consolidated balance sheets.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was further reduced to $410.0 million. The purpose of these interest rate swap agreements was to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the years ended December 31, 2009 and 2008 or for the period March 20, 2007 through December 31, 2007. As of December 31, 2008, the fair value of these interest rate swap agreements was reflected as an $18.3 million liability and was included in other current liabilities in the accompanying consolidated balance sheets. The interest rate swaps expired on December 31, 2009.

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

On June 18, 2009, CB Richard Ellis Serivces, Inc., our wholly-owned subsidiary, issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $436.5 million at December 31, 2009.

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

From time to time, Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services rate our senior debt. On February 12, 2009, Moody’s downgraded our senior debt ratings from Ba1 to Ba2 with a negative outlook. Further, on March 10, 2009, Standard & Poor’s downgraded our ratings from BB+ to BB, and a recovery rating of 3 with a negative outlook. On June 10, 2009, Moody’s assigned a rating of Ba3 and Standard & Poor’s assigned a rating of B+ with a recovery rating of 6 to our 11.625% senior subordinated notes due June 15, 2017. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

We had short-term borrowings of $339.8 million and $246.1 million with related average interest rates of 2.4% and 2.2% as of December 31, 2009 and 2008, respectively.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of December 31, 2009, provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of November 1, 2010. As of December 31, 2009 and 2008, there were no amounts outstanding under this revolving credit note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0%. In February 2009, the amount available to us under this arrangement was reduced to $5.0 million and the maturity date was extended to February 28, 2010. In February 2010, the maturity date was further extended to February 28, 2011. As of December 31, 2009 and 2008, there were no amounts outstanding under this revolving note.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% and had an original maturity date of August 3, 2009. Effective August 3, 2009, the amount available under the agreement was reduced to $4.0 million and the maturity date was extended to August 3, 2010. As of December 31, 2009 and 2008, there were no amounts outstanding under this facility.

Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, and BofA for the purpose of funding mortgage loans that will be resold and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans. CBRE Capital Markets also had a funding arrangement with Red Mortgage Capital Inc., or Red Capital, for the purpose of funding originations of multi-family property mortgage loans, which was terminated on November 30, 2009.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2009, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.00% and has a maturity date of January 29, 2010. Effective January 29, 2010, the maturity date was extended to January 28, 2011.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2009, provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.75% and has a maturity date of April 14, 2010.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement, or ASAP Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, the maximum outstanding under the ASAP Program cannot exceed $150.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily LIBOR rate plus 1.35% with a LIBOR floor of 0.35%. Effective December 1, 2009 through January 15, 2010, the maximum outstanding under the ASAP Program was temporarily increased from $150.0 million to $225.0 million.

In February 2008, CBRE Capital Markets established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. The maximum availability to any one entity was $150.0 million and was reduced by any outstanding participation interests with any other entity. Additionally, no individual mortgage loan financed under the arrangement could exceed $50.0 million. Effective September 19, 2008, the rate on borrowings was the National City Bank one-month internal funds transfer rate plus 1.75%. Effective March 1, 2009, Red Capital established a new rate on borrowings of daily one-month LIBOR plus 2.50%. This funding arrangement was terminated by Red Capital effective November 30, 2009, with any outstanding line balances completely settled and paid off by December 15, 2009.

During the year ended December 31, 2009, we had a maximum of $508.0 million of warehouse lines of credit principal outstanding. As of December 31, 2009 and 2008, we had $312.9 million and $210.5 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $315.0 million and $210.5 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2009 and 2008, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of December 31, 2009, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 29, 2010. Effective January 29, 2010, the revolving credit note was reduced to $25.0 million and the maturity date was extended to January 28, 2011. As of December 31, 2009 and 2008, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement, or the WestLB Credit Agreement, with WestLB AG, as administrative agent for a lender group. During the second quarter of 2009, Acquisitions II opted to reduce the amount available under the WestLB Credit Agreement to $50.0 million. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of December 31, 2009, borrowing capacity under this agreement, net of outstanding amounts drawn, was $22.4 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than six months. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of December 31, 2009 and 2008, there was $5.5 million and $8.0 million, respectively, outstanding under the WestLB Credit Agreement included in short-term borrowings in the accompanying consolidated balance sheets.

Pension Liability

As previously mentioned, our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. The underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $64.9 million and $19.8 million at December 31, 2009 and 2008, respectively. We expect to contribute a total of $3.7 million to fund our pension plans for the year ending December 31, 2010.

Other Obligations and Commitments

We had outstanding letters of credit totaling $34.9 million as of December 31, 2009, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through December 2010.

We had guarantees totaling $14.2 million as of December 31, 2009, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $14.2 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through March 2014.

In addition, as of December 31, 2009, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing, or DUS, Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $1.1 billion. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $378.3 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2009 and 2008, CBRE Capital Markets had $1.2 million and $0.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $2.0 million and $0.2 million, respectively, of loan loss reserves.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2009, we had aggregate commitments of $34.9 million to fund future co-investments, all of which is expected to be funded during 2010. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2009, we had committed to fund $25.6 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position, Statement of Financial Accounting Standards, or SFAS, No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is now included in the “Compensation-Retirement Benefits” Topic of the FASB ASC (Topic 715), requiring employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. As required, we have adopted this provision of Topic 715 and have expanded our disclosure requirements (see Note 15 of the Notes to Consolidated Financial Statements).

In December 2009, the FASB issued Accounting Standards Update, or ASU, 2009-16, “Transfers and Servicing (ASC Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, with early application prohibited. We are currently evaluating the impact of adoption, but do not expect it to have a material effect on our consolidated financial position or results of operations.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU 2009-17 is effective as of the start of the first annual and interim reporting periods beginning after November 15, 2009, with early adoption prohibited. We are currently evaluating the impact of adoption, but do not expect it to have a material effect on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements, but do not expect it to have a material impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

Exchange Rates

During the year ended December 31, 2009, approximately 39.2% of our business was transacted in local currencies of foreign countries, the majority of which includes the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2009, foreign currency translation had a $129.2 million negative impact on our total revenue and a $124.8 million positive impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency. On December 20, 2007, we entered into a foreign currency exchange forward contract with a notional amount of 46.0 million British pounds sterling, which expired on October 31, 2008, in order to hedge an intercompany loan. On February 28, 2008, we entered into three option agreements to sell a notional amount of 14.0 million of euros, 11.5 million of euros and 37.7 million of euros, which expired on June 26, 2008, September 26, 2008 and December 26, 2008, respectively. On December 22, 2008, we entered into a foreign currency exchange swap contract with an aggregate notional amount of 39.5 million British pounds sterling, which expired on February 18, 2009, at which time we entered into another contract with similar terms that was settled on April 6, 2009. On May 12, 2009, we entered into an option agreement to sell a notional amount of 25.0 million of euros, which expired on December 29, 2009. On June 26, 2009, we entered into two option agreements, including one to sell a notional amount of 5.5 million of British pounds sterling, which was exercised on September 28, 2009, and one to sell 10.0 million of British pounds sterling, which was sold on December 18, 2009. Included in the consolidated statements of operations were net losses of $3.7 million and net gains of $1.6 million for the years ended December 31, 2009 and 2008, respectively, resulting from net losses and gains on foreign currency exchange swap, option and forward contracts.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Excluding notes payable on real estate, our fixed and variable rate long-term debt at December 31, 2009 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	Daily LIBOR + 1.35% with a floor of 0.35%	Daily One-Month LIBOR +2.75%	Daily Chase- London LIBOR +2.00%	LIBOR + 3.00% (1)	LIBOR + 3.50% (1)	LIBOR + 4.00% (1)	LIBOR + 4.50% (1)	Six- Month LIBOR -2.00% (2)	Daily British Bankers Association LIBOR + 0.65%	(3)	Total
2010	$578	$133,615	$105,135	$74,122	$130,582	$—	$7,538	$—	$334	$5,500	$21,050	$478,454
2011	91	—	—	—	195,672	—	7,538	—	—	—	—	203,301
2012	28	—	—	—	—	17,418	7,538	—	—	—	—	24,984
2013	10	—	—	—	—	234,400	787,728	—	—	—	—	1,022,138
2014	—	—	—	—	—	—	—	—	—	—	—	—
Thereafter	436,502	—	—	—	—	—	—	295,196	—	—	—	731,698

Total	$437,209	$133,615	$105,135	$74,122	$326,254	$251,818	$810,342	$295,196	$334	$5,500	$21,050	$2,460,575

Weighted Average Interest Rate	11.6%	1.7%	3.0%	2.2%	5.0%	5.5%	6.0%	6.5%	N/A	0.9%	5.3%	6.4%

(1)	Consists of amounts due under our senior secured term loan facilities.
(2)	As LIBOR fell below 2.00%, there is no interest due on these notes.
(3)	Consists of amounts due under our revolving credit facility as follows (dollars in thousands): $6,914 at Bank Bill Rate + 2.50%; $6,112 at LIBOR + 2.50%; $4,389 at LIBOR + 2.75% and $3,635 at Bank Bill Rate + 2.75%.

We utilize sensitivity analyses to assess the potential effect of interest rate changes on our variable rate debt. If interest rates were to increase by 52 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at December 31, 2009, the net impact would be an increase of $10.6 million on pre-tax loss and cash used in operating activities for the year ended December 31, 2009.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at December 31, 2009. Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $487.2 million at December 31, 2009.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was further reduced to $410.0 million. The purpose of these interest rate swap agreements was to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. On March 20, 2007, these interest rate swaps were designated as cash flow hedges. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million. There was no hedge ineffectiveness for the years ended December 31, 2009 and 2008 or for the period March 20, 2007 through December 31, 2007. As of December 31, 2008, the fair value of these interest rate swap agreements was reflected as an $18.3 million liability and was included in other current liabilities in the accompanying consolidated balance sheets. The interest rate swaps expired on December 31, 2009.

We also have $551.3 million of notes payable on real estate as of December 31, 2009. These notes have interest rates ranging from 1.8% to 8.3% with maturity dates extending through 2023. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10%, our total estimated interest cost related to these notes payable would increase by approximately $2.3 million for the year ended December 31, 2009.

From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair market value recognized in current period earnings. The net impact on our financial position and earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CB Richard Ellis Group, Inc.:

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Group, Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, equity and comprehensive income (loss) for each of the years in the two-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related 2009 and 2008 information in the financial statement schedules. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2009 and 2008 information in the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, CB Richard Ellis Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CB Richard Ellis Group, Inc.

Los Angeles, California

We have audited the accompanying consolidated statements of operations, cash flows, equity, and comprehensive income (loss) of CB Richard Ellis Group, Inc. and subsidiaries (the “Company”), for the year ended December 31, 2007. Our audit also included the financial statement schedule, Schedule II—Valuation and Qualifying Accounts, for the year end December 31, 2007 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such 2007 consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, CA

March 1, 2010

(March 2, 2009 as to the effects of discontinued operations as discussed in Note 22)

(September 11, 2009 as to the effects of the change in accounting principle for non-controlling interests, and the inclusion of the 2007 condensed consolidating guarantor and nonguarantor financial information in Note 25)

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$741,557	$158,823
Restricted cash	46,797	36,322
Receivables, less allowance for doubtful accounts of $41,397 and $56,303 at December 31, 2009 and 2008, respectively	775,929	751,940
Warehouse receivables	315,033	210,473
Deferred compensation assets	—	225,704
Income taxes receivable	163,032	117,720
Prepaid expenses	99,309	94,282
Deferred tax assets, net	75,330	147,770
Real estate under development	—	56,322
Real estate and other assets held for sale	7,109	40,434
Available for sale securities	865	237
Other current assets	41,764	75,506

Total Current Assets	2,266,725	1,915,533
Property and equipment, net	178,975	207,976
Goodwill	1,306,372	1,251,823
Other intangible assets, net of accumulated amortization of $138,244 and $114,685 at December 31, 2009 and 2008, respectively	322,904	311,447
Investments in unconsolidated subsidiaries	135,596	145,726
Deferred tax assets, net	3,395	44,483
Real estate under development	160,164	158,090
Real estate held for investment	526,169	535,979
Available for sale securities	32,016	28,794
Other assets, net	107,090	126,563

Total Assets	$5,039,406	$4,726,414

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$458,510	$399,877
Compensation and employee benefits payable	240,536	255,408
Accrued bonus and profit sharing	278,444	295,219
Deferred compensation liabilities	—	239,464
Short-term borrowings:
Warehouse lines of credit	312,872	210,473
Revolving credit facility	21,050	25,765
Other	5,850	9,827

Total short-term borrowings	339,772	246,065
Current maturities of long-term debt	138,682	210,662
Notes payable on real estate	159,921	176,372
Liabilities related to real estate and other assets held for sale	1,267	22,740
Other current liabilities	11,909	27,038

Total Current Liabilities	1,629,041	1,872,845
Long-Term Debt:
Senior secured term loans	1,545,490	1,865,200
11.625% senior subordinated notes, net of unamortized discount of $13,498 at December 31, 2009	436,502	—
Other long-term debt	129	1,559

Total Long-Term Debt	1,982,121	1,866,759
Pension liability	64,945	19,802
Non-current tax liabilities	73,462	78,705
Notes payable on real estate	390,181	420,242
Other liabilities	115,361	122,338

Total Liabilities	4,255,111	4,380,691
Commitments and contingencies	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 321,767,407 and 262,336,032 shares issued and outstanding at December 31, 2009 and 2008, respectively	3,218	2,623
Additional paid-in capital	755,989	285,825
Accumulated deficit	(15,008)	(48,349)
Accumulated other comprehensive loss	(115,077)	(125,413)

Total CB Richard Ellis Group, Inc. Stockholders’ Equity	629,122	114,686
Non-controlling interests	155,173	231,037

Total Equity	784,295	345,723

Total Liabilities and Equity	$5,039,406	$4,726,414

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Revenue	$4,165,820	$5,128,817	$6,034,249
Costs and expenses:
Cost of services	2,447,885	2,926,721	3,200,718
Operating, administrative and other	1,383,579	1,747,082	1,988,658
Depreciation and amortization	99,473	102,817	113,269
Goodwill and other non-amortizable intangible asset impairment	—	1,159,406	—
Merger-related charges	—	—	56,932

Total costs and expenses	3,930,937	5,936,026	5,359,577
Gain on disposition of real estate	6,959	18,740	24,299

Operating income (loss)	241,842	(788,469)	698,971
Equity (loss) income from unconsolidated subsidiaries	(34,095)	(80,130)	64,939
Other income (loss)	3,880	(7,686)	(37,534)
Interest income	6,129	17,762	29,004
Interest expense	189,146	167,156	162,991
Write-off of financing costs	29,255	—	—

(Loss) income from continuing operations before provision for income taxes	(645)	(1,025,679)	592,389
Provision for income taxes	26,993	50,810	192,643

(Loss) income from continuing operations	(27,638)	(1,076,489)	399,746
Income from discontinued operations, net of income taxes	—	26,748	5,308

Net (loss) income	(27,638)	(1,049,741)	405,054
Less: Net (loss) income attributable to non-controlling interests	(60,979)	(37,675)	14,549

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$33,341	$(1,012,066)	$390,505

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.12	$(4.86)	$1.70
Income from discontinued operations, net of income taxes, attributable to CB Richard Ellis Group, Inc.	—	0.05	0.01

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.12	$(4.81)	$1.71

Weighted average shares outstanding for basic income (loss) per share	277,361,783	210,539,032	228,476,724

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.12	$(4.86)	$1.65
Income from discontinued operations, net of income taxes, attributable to CB Richard Ellis Group, Inc.	—	0.05	0.01

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.12	$(4.81)	$1.66

Weighted average shares outstanding for diluted income (loss) per share	279,995,081	210,539,032	234,978,464

Amounts attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations, net of tax	$33,341	$(1,022,291)	$387,871
Discontinued operations, net of tax	—	10,225	2,634

Net income (loss)	$33,341	$(1,012,066)	$390,505

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(27,638)	$(1,049,741)	$405,054
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	99,473	102,909	113,694
Amortization and write-off of deferred financing costs	38,384	11,662	7,958
Amortization of long-term debt discount	574	—	—
Write-down of impaired real estate and other assets	38,550	60,504	—
Goodwill and other non-amortizable intangible asset impairment	—	1,159,406	—
Write-down of impaired available for sale securities	—	7,686	—
Gain on sale of servicing rights and other assets	(30,010)	(37,519)	(11,355)
(Gain) loss on interest rate swaps	(3,880)	—	3,880
Loss on trading securities	—	—	33,654
Gain on disposition of real estate held for investment	(2,721)	—	(3,346)
Equity loss (income) from unconsolidated subsidiaries	34,095	80,130	(64,939)
In-kind distributions from unconsolidated subsidiaries	—	—	(2,710)
Provision for doubtful accounts	9,226	32,735	17,688
Deferred income taxes	5,702	(62,163)	5,322
Compensation expense and merger-related expense related to stock options and non-vested stock awards	37,925	29,812	35,546
Incremental tax benefit from stock options exercised	(1,586)	(4,294)	(16,568)
Deferred compensation deferrals	—	31,792	45,408
Distribution of earnings from unconsolidated subsidiaries	13,509	23,867	117,196
Tenant concessions received	3,611	11,209	15,220
Proceeds from sale of trading securities	—	—	320,047
(Increase) decrease in receivables	(13,379)	230,479	(138,965)
Decrease (increase) in deferred compensation assets	221,317	37,729	(60,919)
Decrease (increase) in prepaid expenses and other assets	20,045	(23,356)	(19,870)
Decrease (increase) in real estate held for sale and under development	2,946	7,865	(114,714)
Decrease in accounts payable and accrued expenses	(11,306)	(102,984)	(53,201)
(Decrease) increase in compensation and employee benefits payable and accrued bonus and profit sharing	(37,551)	(505,575)	148,756
Increase (decrease) in income taxes payable	72,276	(79,948)	(138,094)
(Decrease) increase in other liabilities, including deferred compensation liabilities	(250,270)	(90,597)	2,907
Other operating activities, net	(5,647)	(1,981)	561

Net cash provided by (used in) operating activities	213,645	(130,373)	648,210
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,200)	(51,471)	(92,955)
Acquisition of businesses (other than Trammell Crow Company) including net assets acquired, intangibles and goodwill, net of cash acquired	(30,670)	(239,926)	(90,473)
Cash paid for acquisition of Trammell Crow Company, net of cash acquired	—	—	(94,483)
Contributions to unconsolidated subsidiaries	(47,402)	(56,350)	(97,830)
Distributions from unconsolidated subsidiaries	9,232	25,444	57,812
Proceeds from sale of servicing rights and other assets	12,283	29,156	32,504
Additions to real estate held for investment	(26,656)	(128,487)	(189,602)
Net proceeds from disposition of real estate held for investment	3,408	—	10,898
(Increase) decrease in restricted cash	(10,543)	5,973	168,811
Other investing activities, net	(814)	(3,348)	10,897

Net cash used in investing activities	(119,362)	(419,009)	(284,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	300,000	—
Repayment of senior secured term loans	(432,000)	(13,250)	(286,000)
Proceeds from revolving credit facility	800,928	2,024,762	604,186
Repayment of revolving credit facility	(772,721)	(2,208,645)	(381,704)
Proceeds from 11.625% senior subordinated notes, net	435,928	—	—
Repayment of 9 3/4% senior notes	—	—	(3,310)
Proceeds from notes payable on real estate held for investment	16,690	115,676	142,862
Repayment of notes payable on real estate held for investment	(7,185)	(16,427)	(21,621)
Proceeds from notes payable on real estate held for sale and under development	63,040	144,296	210,532
Repayment of notes payable on real estate held for sale and under development	(46,642)	(142,222)	(126,066)
(Repayment of) proceeds from short-term borrowings and other loans, net	(4,310)	(44,563)	33,525
Proceeds from issuance of common stock, net	440,173	206,700	—
Repurchase of common stock	—	—	(635,000)
Proceeds from exercise of stock options	15,443	4,026	11,867
Incremental tax benefit from stock options exercised	1,586	4,294	16,568
Non-controlling interests contributions	21,348	48,533	198,446
Non-controlling interests distributions	(13,496)	(37,646)	(34,842)
Payment of financing costs	(39,402)	(10,893)	(5,609)
Other financing activities, net	(2,612)	(682)	(1,087)

Net cash provided by (used in) financing activities	476,768	373,959	(277,253)
Effect of currency exchange rate changes on cash and cash equivalents	11,683	(8,628)	11,862

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	582,734	(184,051)	98,398
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	158,823	342,874	244,476

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$741,557	$158,823	$342,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$168,577	$148,826	$148,944

Income tax (refunds) payments, net	$(48,355)	$197,353	$317,394

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except share data)

	CB Richard Ellis Group, Inc. Shareholders
						Accumulated other comprehensive (loss) income
	Shares	Class A common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings (deficit)	Minimum pension liability and other	Foreign currency translation and other	Non- Controlling Interests	Total
Balance at December 31, 2006	227,474,835	$2,275	$610,406	$(60)	$602,086	$(27,607)	$(5,459)	$78,136	$1,259,777
Net income	—	—	—	—	390,505	—	—	14,549	405,054
Adoption of FIN 48	—	—	—	—	(29,061)	—	—	—	(29,061)
Net cancellation and distribution of deferred compensation stock fund units	187,949	1	(22)	—	—	—	—	—	(21)
Pension liability adjustments, net of tax	—	—	—	—	—	(8,818)	—	—	(8,818)
Stock options exercised (including tax benefit)	1,973,947	20	29,348	—	—	—	—	—	29,368
Non-cash issuance of common stock	2,808	—	104	—	—	—	—	—	104
Non-vested stock grants	819,679	8	—	—	—	—	—	—	8
Repurchase of common stock	(28,830,442)	(288)	(634,712)	—	—	—	—	—	(635,000)
Compensation expense for stock options and non-vested stock awards	—	—	24,608	—	—	—	—	—	24,608
Accelerated vesting of non-vested stock awards	—	—	993	—	—	—	—	—	993
Accelerated vesting of stock options	—	—	9,834	—	—	—	—	—	9,834
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	—	—	(7,667)	—	(7,667)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	—	(409)	—	(409)
Foreign currency translation gain	—	—	—	—	—	—	32,458	2,308	34,766
Cancellation of non-vested stock awards	(34,184)	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	198,446	198,446
Distributions to non-controlling interests	—	—	—	—	—	—	—	(34,842)	(34,842)
Other	—	—	—	—	—	—	—	5,016	5,016

Balance at December 31, 2007	201,594,592	$2,016	$40,559	$(60)	$963,530	$(36,425)	$18,923	$263,613	$1,252,156
Net loss	—	—	—	—	(1,012,066)	—	—	(37,675)	(1,049,741)
Adoption of measurement date provisions of SFAS No. 158	—	—	—	—	187	92	—	—	279
Net cancellation and distribution of deferred compensation stock fund units	164,456	1	(6)	—	—	—	—	—	(5)
Net collection on notes receivable from sale of stock	—	—	—	60	—	—	—	—	60
Pension liability adjustments, net of tax	—	—	—	—	—	741	—	—	741
Stock options exercised (including tax benefit)	941,896	9	8,288	—	—	—	—	—	8,297
Non-cash issuance of common stock	4,540	—	100	—	—	—	—	—	100
Non-vested stock grants	2,371,987	24	—	—	—	—	—	—	24
Issuance of common stock, net	57,500,000	575	206,125	—	—	—	—	—	206,700
Compensation expense for stock options and non-vested stock awards	—	—	29,812	—	—	—	—	—	29,812
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	—	(4,432)	—	(4,432)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	—	(103)	—	(103)
Foreign currency translation (loss) gain	—	—	—	—	—	—	(104,209)	2,002	(102,207)
Cancellation of non-vested stock awards	(241,439)	(2)	—	—	—	—	—	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	—	48,533	48,533
Distributions to non-controlling interests	—	—	—	—	—	—	—	(37,646)	(37,646)
Other	—	—	947	—	—	—	—	(7,790)	(6,843)

Balance at December 31, 2008	262,336,032	$2,623	$285,825	$—	$(48,349)	$(35,592)	$(89,821)	$231,037	$345,723
Net income (loss)	—	—	—	—	33,341	—	—	(60,979)	(27,638)
Net cancellation and distribution of deferred compensation stock fund units	2,717,348	28	(5,484)	—	—	—	—	—	(5,456)
Pension liability adjustments, net of tax	—	—	—	—	—	(31,995)	—	—	(31,995)
Stock options exercised (including tax benefit)	2,665,568	27	17,003	—	—	—	—	—	17,030
Non-cash issuance of common stock	12,072	—	106	—	—	—	—	—	106
Non-vested stock grants	6,711,288	67	—	—	—	—	—	—	67
Issuance of common stock, net	47,413,504	474	439,699	—	—	—	—	—	440,173
Compensation expense for stock options and non-vested stock awards	—	—	37,925	—	—	—	—	—	37,925
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	—	8,925	—	8,925
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	—	1,685	—	1,685
Foreign currency translation gain	—	—	—	—	—	—	33,611	996	34,607
Cancellation of non-vested stock awards	(88,405)	(1)	—	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	—	21,348	21,348
Distributions to non-controlling interests	—	—	—	—	—	—	—	(13,496)	(13,496)
Acquisitions of non-controlling interests	—	—	(19,479)	—	—	—	—	(23,746)	(43,225)
Other	—	—	394	—	—	—	(1,890)	13	(1,483)

Balance at December 31, 2009	321,767,407	$3,218	$755,989	$—	$(15,008)	$(67,587)	$(47,490)	$155,173	$784,295

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(27,638)	$(1,049,741)	$405,054
Other comprehensive income (loss):
Foreign currency translation gain (loss) and other, net	32,717	(102,207)	34,766
Unrealized gains (losses) on interest rate swaps and interest rate caps, net of $5,911 income tax and $1,537 and $5,532 income tax benefit as of December 31, 2009, 2008 and 2007, respectively	8,925	(4,432)	(7,667)
Unrealized holding gains (losses) on available for sale securities, net of $1,680 income tax and $1,900 and $306 income tax benefit as of December 31, 2009, 2008 and 2007, respectively	1,685	(103)	(409)
Pension liability adjustments, net of tax	(31,995)	741	(8,818)

Total other comprehensive income (loss)	11,332	(106,001)	17,872

Comprehensive (loss) income	(16,306)	(1,155,742)	422,926
Comprehensive (loss) income attributable to non-controlling interests	(59,983)	(35,673)	16,857

Comprehensive income (loss) attributable to CB Richard Ellis Group, Inc.	$43,677	$(1,120,069)	$406,069

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

On July 20, 2001, we acquired all of the outstanding stock of CBRE pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 31, 2001, among CBRE, Blum CB Corp. (Blum CB) and us. Blum CB was merged with and into CBRE with CBRE being the surviving corporation (the 2001 Merger). In July 2003, our global position in the commercial real estate services industry was further solidified as CBRE acquired Insignia Financial Group, Inc. (Insignia). On July 23, 2003, pursuant to an Amended and Restated Agreement and Plan of Merger, dated May 28, 2003 (the Insignia Acquisition Agreement), by and among us, CBRE, Apple Acquisition Corp. (Apple Acquisition), a Delaware corporation and wholly-owned subsidiary of CBRE, and Insignia, Apple Acquisition was merged with and into Insignia (the Insignia Acquisition). Insignia was the surviving corporation in the Insignia Acquisition and at the effective time of the Insignia Acquisition became a wholly-owned subsidiary of CBRE. On June 15, 2004, we completed an initial public offering of shares of our Class A common stock. In December 2006, we expanded our global leadership with the acquisition of Trammell Crow Company, our largest acquisition to date. On December 20, 2006, pursuant to an Agreement and Plan of Merger dated October 30, 2006 by and among us, A-2 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (Merger Sub), and Trammell Crow Company, Merger Sub was merged with and into the Trammell Crow Company (the Trammell Crow Company Acquisition). Trammell Crow Company was the surviving corporation in the Trammell Crow Company Acquisition, and upon the closing of the Trammell Crow Company Acquisition, it became our indirect wholly-owned subsidiary. We have no substantive operations other than our investment in CBRE and Trammell Crow Company.

We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other commercial real estate assets globally under the “CB Richard Ellis” brand name and provide development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries, as well as variable interest entities (VIEs) in which we are the primary beneficiary and other subsidiaries of which we have control. The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our variable interests, including co-investments with our clients, is based on the “Consolidation” Topic of the Financial Accounting Standards

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board (FASB) Accounting Standards Codification (ASC) Topic 810. We consolidate any VIEs of which we are the primary beneficiary and disclose significant variable interests in VIEs of which we are not the primary beneficiary, if any.

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited partnerships, limited liability companies and other subsidiaries is based on voting control. For our general partner interests, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling general partner investments in these entities under the equity method. This treatment also applies to our managing member interests in limited liability companies.

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

Under either the equity or cost method, impairment losses are recognized upon evidence of other-than-temporary losses of value. When testing for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our investments and/or look to comparable activities in the marketplace. Management judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include net asset values, internal rates of return, discount and capitalization rates, interest rates and financing terms, rental rates, timing of leasing activity, estimates of lease terms and related concessions, etc. When determining if impairment is other-than-temporary, we also look to the length of time and the extent to which fair value has been less than cost as well as the financial condition and near-term prospects of each investment.

Estimates, Risks and Uncertainties

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.), which require management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, among other things, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The recoverability of the carrying value of our investments in real estate is impacted by weakened commercial real estate fundamentals in the U.S., the overall downturn in the economy as evidenced by the decline in the U.S. Gross Domestic Product through the second quarter of 2009 and the high rate of unemployment. Market fundamentals in the primary product types which we develop/own weakened significantly. The high unemployment rate negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Weak industrial production has adversely affected warehouse and distribution markets. The retail sector has been negatively affected by declining sales and retailers experiencing financial difficulty. Transactions have declined significantly due to illiquidity in the capital markets as many lenders have tightened lending standards for commercial real estate. Capitalization rates have increased as potential buyers of commercial real estate re-evaluated commercial real estate versus other asset classes available for investment. If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen, we could have additional impairment charges.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. We manage certain cash and cash equivalents as an agent for our investment and property management clients. These amounts are not included in the accompanying consolidated balance sheets (See Note 19).

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation and amortization of property and equipment is computed primarily using the straight-line method over estimated useful lives ranging up to ten years. Leasehold improvements are amortized over the term of their associated leases, excluding options to renew, since such leases generally do not carry prohibitive penalties for non-renewal. We capitalize expenditures that materially increase the life of our assets and expense the costs of maintenance and repairs.

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset. We did not recognize an impairment loss related to property and equipment in 2009, 2008 or 2007.

Computer Software Costs

Certain costs related to the development or purchase of internal-use software are capitalized. Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs as well as payroll and related costs, which are incurred during the development stage of a project are capitalized and amortized over a three-year period when placed into production.

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of our goodwill balance has resulted from the 2001 Merger, the Insignia Acquisition and the Trammell Crow Company Acquisition. Other intangible assets include a trademark, which was separately identified as a result of the 2001 Merger, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom (U.K.) that was owned by Insignia prior to the Insignia Acquisition. Both the trademark and the trade name are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include customer relationships, management contracts, loan servicing rights and franchise agreements, which are all being amortized over estimated useful lives ranging up to 20 years.

We are required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually or more often if circumstances or events indicate a change in the impairment status. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized over the terms of the related debt agreements ranging up to seven years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. In connection with the March 24, 2009 amendment and restatement to our credit agreement (see Note 13), we wrote off financing costs of $29.3 million during the year ended December 31, 2009, which was included in write-off of financing costs in the accompanying consolidated statements of operations. This included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of credit agreement amendment fees paid in March 2009. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $29.2 million and $28.8 million, as of December 31, 2009 and 2008, respectively.

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

Property management revenues are generally based upon percentages of the revenue or profit generated by the entities managed or the square footage managed. These fees are recognized when earned under the provisions of the related management agreements.

Investment management fees are based predominantly upon a percentage of the equity deployed on behalf of our limited partners. Fees related to our indirect investment management programs are based upon a percentage of the fair value of those investments. These fees are recognized when earned under the provisions of the related investment management agreements. Our Global Investment Management segment earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied and following the expiration of any potential claw back provision. With many of these investments, our Global Investment Management team has participation interests in such incentive fees, which are commonly referred to as carried interest. This carried interest expense is generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Development services and project management services generate fees from development and construction management projects. For projects where we operate as a general contractor, fees are generally recognized using the percentage-of-completion method based on costs incurred as a percentage of total expected costs. Some development and construction management and project management assignments are subject to agreements that describe the calculation of fees and when we earn such fees. The earnings terms of these agreements dictate when we recognize the related revenue. We may earn incentive fees for project management services based upon achievement of certain performance criteria as set forth in the project management services agreement. We may earn incentive development fees by reaching specified time table, leasing, budget or value creation targets, as defined in the relevant development services agreement. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. We recognize such fees when the specified target is attained and fees are deemed collectible.

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

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectibility. Our assumptions are based on an assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are evaluated for collectibility and fully provided for if deemed uncollectible. Historically, our credit losses have generally been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

Real Estate

Classification and Impairment Evaluation

We classify real estate in accordance with the criteria of the “Property, Plant and Equipment” Topic of the FASB ASC (Topic 360) as follows: (i) real estate held for sale, which includes completed assets or land for sale in its present condition that meet all of Topic 360’s “held for sale” criteria, (ii) real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (iii) real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iv) real estate held for investment, which consists of land on which development activities have not yet commenced and completed assets or land held for disposition that do

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not meet the “held for sale” criteria. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is recorded individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy. Costs capitalized include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, development and construction costs and costs of incidental operations. We expense transaction costs for acquisitions that qualify as a business in accordance with the “Business Combinations” Topic of the FASB ASC (Topic 805). Pursuit costs capitalized in connection with a potential development project that we have determined not to pursue are written off in the period that determination is made.

At times, we purchase bulk land that we intend to sell or develop in phases. The land basis allocated to each phase is based on the relative estimated fair value of the phases before construction. We allocate construction costs incurred relating to more than one phase between the various phases; if the costs cannot be specifically attributed to a certain phase or the improvements benefit more than one phase, we allocate the costs between the phases based on their relative estimated sales values, where practicable, or other value methods as appropriate under the circumstances. Relative allocations of the costs are revised as the sales value estimates are revised.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disposition of Real Estate

Gains on disposition of real estate are recognized upon sale of the underlying project. We evaluate each real estate sale transaction to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for a sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and our continuing involvement.

Discontinued Operations

Topic 360 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in Topic 360, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of our real estate assets is generally accounted for in a discrete subsidiary, many constitute a component of an entity under Topic 360, increasing the likelihood that the disposition of assets that we hold for sale in the ordinary course of business must be reported as a discontinued operation unless we have significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur.

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $27.5 million, $55.1 million and $66.5 million were included in operating, administrative and other expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the U.S. are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction losses (gains) included in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was $0.6 million, ($6.4) million and $1.1 million, respectively.

Derivative Financial Instruments

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. We apply the “Derivatives and Hedging” Topic of the FASB ASC (Topic 815) when accounting for any such contracts. Topic 815 requires us to recognize all qualifying derivative instruments as assets or liabilities on our balance sheet and measure them at fair value. This literature requires that changes in the fair value of derivatives be recognized in earnings unless specific

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedge accounting criteria are met. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

On December 20, 2007, we entered into a foreign currency exchange forward contract with a notional amount of 46.0 million British pounds sterling, which expired on October 31, 2008, in order to hedge an intercompany loan. On February 28, 2008, we entered into three option agreements to sell a notional amount of 14.0 million of euros, 11.5 million of euros and 37.7 million of euros, which expired on June 26, 2008, September 26, 2008 and December 26, 2008, respectively. On December 22, 2008, we entered into a foreign currency exchange swap contract with an aggregate notional amount of 39.5 million British pounds sterling, which expired on February 18, 2009, at which time we entered into another contract with similar terms that was settled on April 6, 2009. On May 12, 2009, we entered into an option agreement to sell a notional amount of 25.0 million of euros, which expired on December 29, 2009. On June 26, 2009, we entered into two option agreements, including one to sell a notional amount of 5.5 million of British pounds sterling, which was exercised on September 28, 2009, and one to sell 10.0 million of British pounds sterling, which was sold on December 18, 2009. Included in the consolidated statements of operations were net losses of $3.7 million, net gains of $1.6 million and net losses of $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, resulting from net losses and gains on foreign currency exchange swap, option and forward contracts. As of December 31, 2009, we had no foreign currency exchange contracts outstanding.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

On February 26, 2007, we entered into two interest rate swap agreements with a total notional amount of $1.4 billion. On March 20, 2008, the total notional amount of the interest rate swap agreements was reduced to $950.0 million and on March 20, 2009, was reduced further to $410.0 million. The purpose of these interest rate swap agreements was to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities (see Note 13). On March 20, 2007, these interest rate swaps were designated as cash flow hedges. We incurred a loss on these interest rate swaps from the date we entered into the swaps up to the designation date of approximately $3.9 million, which is included in other loss in the accompanying consolidated statement of operations. There was no hedge ineffectiveness for the years ended December 31, 2009 and 2008 or for the period from March 20, 2007 through December 31, 2007. As of December 31, 2008, the fair value of these interest rate swap agreements was reflected as an $18.3 million liability and was included in other current liabilities in the accompanying consolidated balance sheets. The interest rate swaps expired on December 31, 2009. The fair value measurements employed for these interest rate swaps were based on observable market data, which falls within Level 2 of the fair value hierarchy.

From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our financial position and earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net (loss) income and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized gains (losses) on interest rate swaps and interest rate caps, unrealized holding

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains (losses) on available for sale securities and other pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 16). The income tax benefit (expense) associated with pension adjustments was $12.4 million, ($0.3) million and $2.3 million as of December 31, 2009, 2008 and 2007, respectively.

Marketable Securities

We account for investments in marketable debt and equity securities in accordance with the “Investments—Debt and Equity Securities” Topic of the FASB ASC (Topic 320). We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. We classify marketable securities we acquire with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

Trading securities are carried at their fair value with realized and unrealized gains and losses included in net income. Available for sale securities are carried at their fair value and any difference between cost and fair value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive loss in the consolidated statement of equity. Premiums and discounts are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Warehouse Receivables

Our wholly-owned subsidiary CBRE Capital Markets is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets wholly-owned subsidiary Multifamily Capital is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets wholly-owned subsidiary CBRE HMF is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2009, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans. At December 31, 2008, all of the warehouse receivables included in the accompanying consolidated balance sheets were under commitment to be purchased by Freddie Mac.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Servicing Rights

In connection with the origination and sale of mortgage loans with servicing rights retained, we record servicing assets or liabilities based on the fair value of the mortgage servicing rights on the date the loans are sold. We also assume or purchase certain servicing assets. Servicing assets are carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets and are amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections and timing of estimated future net cash flows.

Our recording of loan servicing rights at their fair value resulted in net gains, which have been reflected in the accompanying consolidated statements of operations. The amount of loan servicing rights recognized during the years ended December 31, 2009 and 2008 was as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008
Beginning balance, loan servicing rights	$19,655	$12,989
Loan servicing rights recognized under Topic 860	27,622	11,793
Loan servicing rights sold	(1,416)	(1,739)
Amortization expense	(5,282)	(3,388)

Ending balance, loan servicing rights	$40,579	$19,655

Management evaluates its mortgage servicing assets for impairment on an annual basis or more often if circumstances or events indicate a change in the impairment status. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rate and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. We did not incur any impairment charges related to our servicing rights during the years ended December 31, 2009, 2008 or 2007.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We account for all employee awards under the fair value recognition provisions of the “Compensation—Stock Compensation” Topic of the FASB ASC (Topic 718). Topic 718 requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.

See Note 15 for additional information on our stock-based compensation plans.

Income (Loss) Per Share

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. is computed by dividing net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently issuable shares consist of non-vested stock awards. Stock options and contingently issuable shares are included in the dilutive (loss) income per share calculation under the treasury stock method. For the year ended December 31, 2008, all stock options and contingently issuable shares were anti-dilutive since we reported a net loss for this period. As a result, the weighted average number of common shares outstanding for the basic loss per share computation was equal to the weighted average number of common shares outstanding for the diluted loss per share computation for the year ended December 31, 2008 (see Note 18).

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB ASC Topic 740, “Accounting for Income Taxes” (Topic 740). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2009 and 2008, our reserve for claims under these insurance programs were $20.8 million and $16.2 million, respectively, which were included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Of these amounts, $6.3 million and $5.7 million, respectively, represented our estimated current liabilities as of December 31, 2009 and 2008.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

As of December 31, 2009, the carrying value of non-controlling interests in our consolidated limited life subsidiaries, which was included in non-controlling interests in the accompanying consolidated balance sheets, was $113.3 million, which approximated its settlement value. As of December 31, 2008, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $155.6 million, as compared to the carrying value of $150.5 million, which was included in non-controlling interests in the accompanying consolidated balance sheets.

Subsequent Events

We have evaluated events and transactions that have occurred subsequent to December 31, 2009 through the date of issuance of our consolidated financial statements for potential recognition or disclosure in these consolidated financial statements.

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position, Statement of Financial Accounting Standards (SFAS) No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is now included in the “Compensation-Retirement Benefits” Topic of the FASB ASC (Topic 715), requiring employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. As required, we have adopted this provision of Topic 715 and have expanded our disclosure requirements (see Note 15).

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, “Transfers and Servicing (ASC Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, with early application prohibited. We are currently evaluating the impact of adoption, but do not expect it to have a material effect on our consolidated financial position or results of operations.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU 2009-17 is effective as of the start of the first annual and interim reporting periods beginning after November 15, 2009, with early adoption prohibited. We are currently evaluating the impact of adoption, but do not expect it to have a material effect on our consolidated financial position or results of operations.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements, but do not expect it to have a material impact.

3. Fair Value Measurements

The “Fair Value Measurements and Disclosures” Topic of the FASB ASC (Topic 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

We do not have any material assets or liabilities that are required to be recorded at fair value on a recurring basis.

The following non-recurring fair value measurements were recorded during the year ended December 31, 2009 (dollars in thousands):

	Net Carrying Value as of December 31, 2009	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2009

		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$67,756	$—	$—	$67,756	$35,738
Real estate	$130,786	$—	$—	$130,786	32,691
Notes receivable	$—	$—	$—	$—	5,860

Total impairment charges					$74,289

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Subsidiaries

During the year ended December 31, 2009, we recorded investment write-downs of $35.7 million, which were included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations. Of this amount, $9.2 million was attributable to non-controlling interests. During the year ended December 31, 2009, $10.7 million of the investment write-downs were reported in our Global Investment Management segment and were primarily driven by a decrease in the estimated holding period of certain assets held within our global investment management portfolio. In addition, $7.0 million of investment write-downs were reported in our Development Services segment, primarily resulting from the weak economic conditions, including high unemployment and slow leasing. Lastly, during the year ended December 31, 2009, we incurred an additional $18.0 million of impairment charges, mainly attributable to declines in value of several investments, primarily as a result of significant capital market turmoil, which has continued to adversely affect global commercial real estate fundamentals (as evidenced by low transaction volumes and illiquidity in the capital markets due to the tightened lending standards for commercial real estate). Of the additional impairment charges noted above, $9.9 million was reported in our Global Investment Management segment and $8.1 million was reported in our Development Services segment.

When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions continued to deteriorate and that these challenging conditions could persist for some time. If either general economic conditions or activity in the capital markets worsen, we may be required to evaluate additional investments or re-evaluate previously impaired investments for potential impairment. These evaluations could result in additional write-downs, which may be material. The fair value measurements employed for these investments were generally based on a discounted cash flow approach and/or review of comparable activities in the marketplace, which falls within Level 3 of the fair value hierarchy.

Real Estate

During the year ended December 31, 2009, we recorded charges of $32.7 million, including impairment charges on real estate and provision for losses on real estate held for sale. These charges were included in operating, administrative and other expenses in the accompanying consolidated statements of operations within our Development Services segment. Of this amount, $27.0 million was attributable to non-controlling interests. During the fourth quarter of 2008, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy and market illiquidity. These conditions continued through 2009. As a result, during the year ended December 31, 2009, we recorded impairment charges of $28.8 million related to 13 projects where the carrying value was not recoverable primarily due to a decrease in the estimated holding periods of the projects. Additionally, during the year ended December 31, 2009, we recorded provision for losses on real estate held for sale of $3.9 million to reduce the carrying values of a condominium project and two pieces of land to their fair value less cost to sell, primarily due to reduced selling prices resulting from market conditions.

If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen and/or markets remain illiquid, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges, which may be material.

The fair value measurements employed for our impairment evaluations were generally based on a discounted cash flow approach and/or review of comparable activities in the marketplace, which falls within Level 3 of the fair value hierarchy.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Receivable

During the year ended December 31, 2009, we recorded a $5.9 million impairment charge on two notes receivable secured by real estate as a result of the borrower defaulting on the notes. This impairment charge was included in operating, administrative and other expenses in the accompanying consolidated statement of operations within our Development Services segment. Of this amount, $5.4 million was attributable to non-controlling interests. These defaults resulted from the borrowers’ noncompliance with certain terms of the note agreements. As a result, we accepted assignment of the underlying real estate assets in lieu of foreclosing under our security deeds. The impairment charge we recorded represents the difference between the carrying amounts of the notes and the fair value of the real estate assets acquired. This transaction also resulted in a non-cash reclassification of $17.3 million from notes receivable to real estate held for investment during the year ended December 31, 2009.

The fair value measurements employed for this impairment evaluation were generally based on a discounted cash flow approach and review of comparable activities in the marketplace, which falls within Level 3 of the fair value hierarchy.

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

Warehouse Receivables: Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Capital Markets (See Note 13).

Available for Sale Securities: These investments are carried at their fair value.

Short-Term Borrowings: The majority of this balance represents our revolving credit facility and our warehouse lines of credit outstanding for CBRE Capital Markets. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (See Note 13).

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at December 31, 2009. Their actual carrying value totaled $1.7 billion at December 31, 2009 (See Note 13).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $487.2 million at December 31, 2009. Their actual carrying value totaled $436.5 million at December 31, 2009 (See Note 13).

Notes Payable on Real Estate: As of December 31, 2009, the carrying value of our notes payable on real estate was $551.3 million (See Note 12). These borrowings mostly have floating interest rates at spreads over a market rate index. Given the credit crunch experienced during 2008 and 2009, it is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. However, given the volume of notes payable we have and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $3.5 million of these notes payable are recourse to us as of December 31, 2009.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, is restricted cash of $46.8 million and $36.3 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the normal course of business, including escrow accounts held in our Development Services segment. The balances also include restricted cash set aside to cover deferred purchase consideration associated with the Trammell Crow Company Acquisition, escrow accounts related to strategic in-fill acquisitions and cash pledged to secure the guarantee of certain short-term notes issued in connection with previous acquisitions by Insignia in the U.K. The deferred purchase consideration relates to outstanding shares of Trammell Crow Company common stock that have not yet been surrendered for payment. Payment in full is being made as share certificates are surrendered for payment.

5. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2009	2008
Computer hardware and software	3 years	$204,784	$201,894
Furniture and equipment	3-10 years	142,352	140,509
Leasehold improvements	1-10 years	126,318	122,278
Equipment under capital leases	1-10 years	5,473	7,339

Total cost		478,927	472,020
Accumulated depreciation		(299,952)	(264,044)

Property and equipment, net		$178,975	$207,976

Depreciation expense associated with property and equipment was $59.4 million, $63.9 million and $53.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance as of December 31, 2007
Goodwill	$1,621,145	$345,710	$82,961	$38,231	$86,663	$2,174,710
Accumulated impairment losses	—	—	—	—	—	—

	1,621,145	345,710	82,961	38,231	86,663	2,174,710
Purchase accounting adjustments related to acquisitions	15,039	166,117	11,811	9,576	—	202,543
Impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)
Foreign exchange movement	(3,136)	(42,731)	(8,172)	(2,885)	—	(56,924)

Balance as of December 31, 2008
Goodwill	1,633,048	469,096	86,600	44,922	86,663	2,320,329
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	834,758	330,465	86,600	—	—	1,251,823
Purchase accounting adjustments related to acquisitions	452	10,233	18,800	—	—	29,485
Foreign exchange movement	2,080	11,493	11,491	—	—	25,064

Balance as of December 31, 2009
Goodwill	1,635,580	490,822	116,891	44,922	86,663	2,374,878
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	$837,290	$352,191	$116,891	$—	$—	$1,306,372

We completed 16 acquisitions with an aggregate purchase price of approximately $181 million during the year ended December 31, 2008, primarily in the first half of the year. The companies we acquired were generally quality regional firms, niche specialty firms that complemented our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. These included three notable acquisitions within our EMEA segment: the acquisition of Eurisko Consulting SRL, the largest independent commercial real estate services company in Romania, which extends our ability to deliver the premier commercial real estate services offering across Central and Eastern Europe; the acquisition of CB Richard Ellis Cederholm A/S, an affiliate company in Denmark, which significantly strengthens our platform in Scandinavia by giving us a wholly-owned position in one of the region’s most active property markets; and the acquisition of Espansione Commerciale, the market leader in shopping centre leasing and property management in Italy, which extends our international retail services capability in that region. In light of the current economic environment, no acquisitions were completed during the year ended December 31, 2009.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2009, 2008 and 2007 annual assessments as of October 1. We determined that no impairment of goodwill existed as of October 1, 2009 and 2007. However, we were required to re-perform the 2008 assessment as of December 31, 2008 because economic conditions worsened, the capital markets became distressed and our stock price dropped significantly in the fourth quarter of 2008. This was evidenced in our 2008 results by weak sales and leasing activity in our Americas and EMEA segments caused by the credit crunch and significant capital market turmoil

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adversely affecting incentive-based revenue within our Global Investment Management segment as well as reduced real estate sales volume and values in our Development Services segment. Based on our assessments of goodwill in 2008, we determined that we had impairment in several reporting units, which was driven by these adverse economic conditions causing a decline in the estimated future discounted cash flows expected for such units. The amount of the pre-tax goodwill impairment charges included in our statement of operations for the year ended December 31, 2008 was $1.1 billion. If we experience a significant or sustained decline in our future cash flows and/or if the current economic conditions significantly worsen, we may need to perform additional impairment analysis in the future.

Other intangible assets totaled $322.9 million and $311.4 million, net of accumulated amortization of $138.2 million and $114.7 million, as of December 31, 2009 and 2008, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$56,800		$56,800
Trade names	19,826		19,826

	$76,626		$76,626

Amortizable intangible assets
Customer relationships	$230,384	(38,270)	$229,748	(25,382)
Backlog and incentive fees	47,638	(47,638)	47,126	(47,126)
Management contracts	25,546	(23,653)	24,161	(21,332)
Loan servicing rights	55,294	(14,715)	29,239	(9,584)
Other	25,660	(13,968)	19,232	(11,261)

	$384,522	$(138,244)	$349,506	$(114,685)

Total intangible assets	$461,148	$(138,244)	$426,132	$(114,685)

Trademarks of $56.8 million were separately identified as a result of the 2001 Merger. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represented the Richard Ellis trade name in the U.K. that was owned by Insignia.

During the year ended December 31, 2008, we determined that two of our intangible assets, $84.0 million representing the Trammell Crow trade name and $6.9 million representing the CBRE Melody trademark, identified as a result of the 2001 Merger, were fully impaired. The impairment of the Trammell Crow trade name was driven by the significant capital market turmoil reducing real estate sales volume and values in our Development Services segment in 2008 and causing a significant decline in the estimated future discounted cash flows such that we could not substantiate this trade name having any book value. The impairment of the CBRE Melody trademark was driven by our mortgage brokerage business’s plans to cease use of the Melody trademark and exclusively use the CBRE trademark. The amount of the pre-tax other non-amortizable intangible asset impairment charges included in our statement of operations for the year ended December 31, 2008 was $90.9 million. We did not record any impairment charges related to intangible assets during the years ended December 31, 2009 and 2007. Our remaining trademark and trade name at December 31, 2009 have indefinite useful lives and accordingly are not being amortized.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortization expense related to intangible assets was $19.6 million, $20.8 million and $48.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated annual amortization expense for each of the years ending December 31, 2010 through December 31, 2014 approximates $21.7 million, $20.3 million, $18.2 million, $17.3 million and $16.5 million, respectively.

7. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting and include the following (dollars in thousands):

	December 31,
	2009	2008
Development Services	$31,045	$53,061
Global Investment Management	83,010	71,648
Other	21,541	21,017

	$135,596	$145,726

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2009	2008
Development Services:
Real estate	$2,131,633	$1,814,413
Other assets	106,971	107,050

Total assets	$2,238,604	$1,921,463
Notes payable on real estate	$1,374,331	$1,044,768
Other liabilities	218,720	240,092

Total liabilities	$1,593,051	$1,284,860
Global Investment Management:
Current assets	$820,523	$593,448
Non-current assets	7,792,724	7,298,472

Total assets	$8,613,247	$7,891,920
Current liabilities	$1,661,246	$2,420,622
Non-current liabilities	4,529,392	2,661,824

Total liabilities	$6,190,638	$5,082,446
Other:
Current assets	$84,233	$1,559,703
Non-current assets	41,455	122,455

Total assets	$125,688	$1,682,158
Current liabilities	$52,106	$1,225,965
Non-current liabilities	24,406	62,027

Total liabilities	$76,512	$1,287,992

Non-controlling interest	$2,409	$1,724

Total:
Assets	$10,977,539	$11,495,541
Liabilities	$7,860,201	$7,655,298
Non-controlling interest	$2,409	$1,724

Condensed Statements of Operations Information:

	Year Ended December 31,
	2009	2008	2007
Development Services:
Revenue	$95,004	$57,947	$60,347
Operating income	$31,484	$40,997	$88,637
Net income	$354	$22,595	$70,084
Global Investment Management:
Revenue	$639,933	$566,439	$413,234
Operating (loss) income	$(845,610)	$36,627	$82,080
Net (loss) income	$(1,063,020)	$(617,154)	$395,899
Other:
Revenue	$158,075	$292,064	$388,132
Operating income (loss)	$17,605	$(88,745)	$145,214
Net income (loss)	$18,030	$(10,382)	$8,469
Total:
Revenue	$893,012	$916,450	$861,713
Operating (loss) income	$(796,521)	$(11,121)	$315,931
Net (loss) income	$(1,044,636)	$(604,941)	$474,452

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2009, we recorded non-cash write-downs of $20.6 million and $15.1 million, respectively, in our Global Investment Management and Development Services segments (see Note 3). Of these write-downs, $6.9 million and $2.3 million, respectively, were attributable to non-controlling interests.

During the year ended December 31, 2008, we recorded write-downs of $32.1 million and $29.5 million, respectively, in our Global Investment Management and Development Services segments. Of these write-downs, $3.3 million and $2.5 million, respectively, were attributable to non-controlling interests. These write-downs were attributable to declines in value of several investments, primarily as a result of significant capital market turmoil. During the fourth quarter of 2008, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy and market illiquidity. Transactions declined significantly due to illiquidity in the capital markets as many lenders tightened lending standards for commercial real estate. When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time. The fair value measurements employed for these investments were generally based on a discounted cash flow approach and/or review of comparable activities in the marketplace, which falls within Level 3 of the fair value hierarchy.

Additionally, during the year ended December 31, 2008, we recorded write-downs of $14.7 million in our Americas segment related to our investment in Realty Finance Corporation, a mortgage REIT. These write-downs were attributable to declines in market value. The fair value measurement utilized for Realty Finance Corporation was the stock price quoted on the New York Stock Exchange, which falls within Level 1 of the fair value hierarchy.

All of the write-downs discussed above were included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations. We did not record any impairment charges related to our equity investments during the year ended December 31, 2007. If either general economic conditions or activity in the capital markets worsen, we may be required to evaluate additional investments or re-evaluate previously impaired investments for potential impairment. These evaluations could result in additional write-downs, which may be material.

During the year ended December 31, 2008, we also recorded a $10.9 million impairment charge on a note receivable related to one of our equity investments in our Development Services segment. Management did not believe that the note would ultimately be collected, based upon the estimated value of the related equity method investment. This estimated value was based upon market comparisons of similar assets, which falls within Level 3 of the fair value hierarchy. This impairment charge was included in operating, administrative and other expenses in the accompanying consolidated statements of operations. We did not record any impairment charges related to this note during the years ended December 31, 2009 or 2007.

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $83.6 million, $88.3 million and $93.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Our Development Services segment has agreements to provide development, property management and brokerage services to certain of our unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. Revenue related to these agreements included in our results for the years ended December 31, 2009, 2008 and 2007 was $4.1 million, $10.6 million and $7.7 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Marketable Securities

The following tables are a summary of available for sale marketable securities held by us (dollars in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$16,637	$257	$(44)	$16,850
Corporate debt securities	4,609	422	(17)	5,014
Asset-backed securities	2,691	252	(35)	2,908
Collateralized mortgage obligations	996	19	(2)	1,013
Other	1,470	99	(1)	1,568

Total debt securities	26,403	1,049	(99)	27,353
Equity securities	4,808	806	(86)	5,528

Total available for sale securities	$31,211	$1,855	$(185)	$32,881

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$14,236	$408	$(1)	$14,643
Corporate debt securities	4,402	45	(456)	3,991
Asset-backed securities	3,460	—	(198)	3,262
Collateralized mortgage obligations	1,915	13	(79)	1,849
Other	747	5	(119)	633

Total debt securities	24,760	471	(853)	24,378
Equity securities	6,545	123	(2,015)	4,653

Total available for sale securities	$31,305	$594	$(2,868)	$29,031

The net carrying value and estimated fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	December 31, 2009
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$871	$865
Due after one year through five years	15,613	15,912
Due after five years through ten years	4,762	5,087
Asset-backed securities	2,691	2,908
Collateralized mortgage obligations	996	1,013
Other	1,470	1,568

Total debt securities	$26,403	$27,353

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2008, we recorded a $7.7 million write-down of our investment in New City Residence Investment Corp. due to a decline in market valuation, which is included in other loss in the accompanying consolidated statements of operations. The fair value measurement utilized was the stock price quoted on the Tokyo Stock Exchange (TSE), which is included in Level 1 of the fair value hierarchy.

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

We did not record any significant dividends or interest income related to marketable securities in 2009, 2008 or 2007.

9. Other Assets

The following table summarizes the items included in other assets (dollars in thousands):

	December 31,
	2009	2008
Deferred financing costs, net	$28,828	$27,635
Deposits	27,596	28,400
Employee and affiliate loans (1)	20,917	31,006
Lease costs and concessions, net	7,905	12,255
Long-term trade receivables, net	4,876	7,774
Miscellaneous	16,968	19,493

Total	$107,090	$126,563

(1)	See Note 24 for additional information.

10. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of Topic 360 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real estate and other assets held for sale and related liabilities were as follows at December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008
Assets:
Real estate held for sale (see Note 11)	$7,101	$39,582
Other current assets	8	689
Other assets	—	163

Total real estate and other assets held for sale	7,109	40,434

Liabilities:
Notes payable on real estate held for sale (see Note 12)	1,175	21,049
Accounts payable and accrued expenses	92	1,511
Other current liabilities	—	180

Total liabilities related to real estate and other assets held for sale	1,267	22,740

Net real estate and other assets held for sale	$5,842	$17,694

11. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold or otherwise disposed. Certain real estate assets owned by us secure the outstanding balances of underlying mortgage or construction loans. The majority of our real estate is included in our Development Services segment (see Note 23). Real estate owned by us consisted of the following (dollars in thousands):

	Land	Buildings and Improvements		Other		Total
	At December 31, 2009
Real estate included in assets held for sale (see Note 10)	$4,738	$2,363		$—		$7,101
Real estate under development (non-current)	123,941	36,223		—		160,164
Real estate held for investment	167,189	331,896		27,084		526,169

Total real estate	$295,868	$370,482	(1)	$27,084	(2)	$693,434

	At December 31, 2008
Real estate under development (current)	$38,652	$17,670		$—		$56,322
Real estate included in assets held for sale (see Note 10)	6,613	32,969		—		39,582
Real estate under development (non-current)	123,157	34,933		—		158,090
Real estate held for investment	186,949	333,461		15,569		535,979

Total real estate	$355,371	$419,033	(1)	$15,569	(2)	$789,973

(1)	Net of accumulated depreciation of $26.7 million and $14.6 million at December 31, 2009 and 2008, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $20.4 million and $5.9 million, respectively, at December 31, 2009 and $6.5 million and $8.3 million, respectively, at December 31, 2008. We record lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2008 and continuing through 2009, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy as evidenced by the decline in the U.S. Gross Domestic Product through the second quarter of 2009 and a high rate of unemployment. Market fundamentals in the primary product types which we develop/own weakened significantly. The high unemployment rate negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Weak industrial production has adversely affected warehouse and distribution markets. The retail sector has been negatively affected by declining sales and retailers experiencing financial difficulty. Transactions have declined significantly due to illiquidity in the capital markets as many lenders tightened lending standards for commercial real estate. Capitalization rates have increased as potential buyers of commercial real estate re-evaluated commercial real estate versus other asset classes available for investment.

At the time we performed our quarterly real estate impairment analyses, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time. Accordingly, our impairment evaluations in 2009 and at December 31, 2008 indicated a significant number of properties had impairment indicators. In 2009, projects with a combined carrying value of $371.3 million as of December 31, 2009 had indicators of potential impairment and were evaluated for impairment. Through the evaluation process, it was determined that projects with a carrying value of $130.8 million were impaired. As a result, during the year ended December 31, 2009, we recorded impairment charges of $28.8 million to reduce the carrying value of the impaired real estate projects to their estimated fair value, $24.8 million of which were attributable to non-controlling interests. In addition, during the year ended December 31, 2009, we also recorded provisions for loss on real estate held for sale of $3.9 million, $2.2 million of which were attributable to non-controlling interests (See Note 3).

In 2008, projects with a combined carrying value of $542.1 million as of December 31, 2008, had indicators of potential impairment and were evaluated for impairment. Through the evaluation process, it was determined that projects with a carrying value of $157.8 million were impaired. As a result, during the year ended December 31, 2008, we recorded impairment charges of $48.7 million to reduce the carrying value of the impaired real estate projects to their estimated fair value, $35.5 million of which were attributable to non-controlling interests. No write-downs for impairment of real estate or provisions for losses on real estate held for sale were recorded by us during the year ended December 31, 2007.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2009, we conveyed two real estate projects to their respective lenders in order to satisfy the underlying non-recourse notes that were in default. In addition, we sold short another property and the lender forgave the balance of the related non-recourse mortgage note. We recorded a net gain of $2.7 million from these transactions, which has been included in gain on disposition of real estate in the accompanying consolidated statements of operations within our Development Services segment for the year ended December 31, 2009 and recorded the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for investment	$(29,856)
Restricted cash	(1,118)
Other current assets	(869)
Other assets	(1,149)

Total assets	(32,992)

Liabilities:
Notes payable on real estate, current	30,369
Notes payable on real estate, long-term	4,006
Accounts payable and accrued expenses	1,291

Total liabilities	$35,666

In the fourth quarter of 2009, a receiver was appointed on one of our consolidated real estate projects, resulting in our losing control of the entity. As a result, we deconsolidated the entity and recorded the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for investment	$(7,009)
Restricted cash	(293)
Receivables	(373)
Other current assets	(801)
Investments in unconsolidated subsidiaries	338

Total assets	(8,138)

Liabilities:
Notes payable on real estate, current	7,518
Accounts payable and accrued expenses	620

Total liabilities	$8,138

The estimated costs to complete the four consolidated real estate projects under development or to be developed by us as of December 31, 2009 totaled approximately $43.0 million. At December 31, 2009, we had commitments for the sale of three of our projects.

Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, excluding those reported as discontinued operations, were $53.3 million and $31.6 million, respectively, for the year ended December 31, 2009 and $46.1 million and $27.2 million, respectively, for the year ended December 31, 2008.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, we acquired a property in our Global Investment Management segment, which is classified as real estate held for investment in our accompanying consolidated balance sheets as of December 31, 2009 and 2008. We acquired this property for $21.1 million in cash and assumed $55.8 million of debt associated with the property, of which $0.6 million is included in current notes payable on real estate and $55.2 million is included in long-term notes payable on real estate in the accompanying consolidated balance sheets as of December 31, 2009. This debt requires monthly principal payments commencing on February 5, 2010, bears interest at 5.7% and has a maturity date of June 4, 2015.

12. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following at December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008
Current portion of notes payable on real estate	$159,921	$176,372
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 10)	1,175	21,049

Total notes payable on real estate, current portion	161,096	197,421
Notes payable on real estate, non-current portion	390,181	420,242

Total notes payable on real estate	$551,277	$617,663

Notes payable on real estate held for sale are included in liabilities related to real estate and other assets held for sale. Notes payable on real estate under development (current) are included in notes payable on real estate, current. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity dates.

At December 31, 2009, $3.5 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

Principal maturities of notes payable on real estate at December 31, 2009, were as follows (dollars in thousands):

2010	$161,096
2011	222,078
2012	38,851
2013	50,316
2014	6,862
Thereafter	72,074

$551,277

Interest rates on loans outstanding at December 31, 2009 and 2008, ranged from 1.75% to 8.25% and 2.32% to 8.00%, respectively. Generally, only interest is payable on the real estate loans and is usually drawn on the underlying loan with all unpaid principal and interest due at maturity. Capitalized interest for the years ended December 31, 2009 and 2008 totaled $5.8 million and $11.3 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2009	2008
Long-Term Debt:
Senior secured term loans, with interest ranging from 1.96% to 6.75%, due from 2009 through 2015	$1,683,610	$2,073,750
11.625% senior subordinated notes, net of unamortized discount of $13,498 at December 31, 2009, due in 2017	436,502	—
CB Richard Ellis Tucson, LLC loan note, with interest at 4.00%, due through June 2010	228	1,575
Other	463	2,096

Subtotal	2,120,803	2,077,421
Less current maturities of long-term debt	138,682	210,662

Total long-term debt	1,982,121	1,866,759

Short-Term Borrowings:
Warehouse line of credit, with interest at the daily LIBOR plus 1.35% with a LIBOR floor of 0.35%, with no maturity date	133,615	—
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.75%, with a maturity date of April 14, 2010	105,135	61,798
Warehouse line of credit, with interest at daily Chase-London LIBOR plus 2.00%, with a maturity date of January 29, 2010	74,122	56,375
Warehouse line of credit, with interest at National City Bank one-month internal funds transfer rate plus 1.75%, terminated November 30, 2009	—	92,300

Total warehouse lines of credit	312,872	210,473
Revolving credit facility, with interest ranging from 4.50% to 6.95%, maturing through 2013	21,050	25,765
Trammell Crow Company Acquisitions II, L.P. revolving line of credit, with interest at daily British Bankers Association LIBOR plus 0.65% and a maturity date of April 30, 2010	5,500	8,000
Westmark senior notes, with interest of 2.48%, repaid in January 2009	—	1,073
Insignia acquisition loan notes, with interest at six-month LIBOR minus 2.0%, due on demand	334	738
Other	16	16

Total short-term borrowings	339,772	246,065
Add current maturities of long-term debt	138,682	210,662

Total current debt	478,454	456,727

Total long-term debt and short-term borrowings	$2,460,575	$2,323,486

Future annual aggregate maturities of total consolidated debt at December 31, 2009 are as follows (dollars in thousands): 2010—$478,454; 2011—$203,301; 2012—$24,984; 2013—$1,022,138; 2014—$0; and $731,698 thereafter.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since 2001, we have maintained a credit agreement with Credit Suisse (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On December 20, 2006, we entered into an amendment and restatement to our credit agreement to, among other things, allow the consummation of the Trammell Crow Company Acquisition and the incurrence of senior secured term loan facilities for an aggregate principal amount of up to $2.2 billion. On March 27, 2008, we exercised the accordion provision of the credit agreement, which added an additional $300.0 million term loan. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. On August 24, 2009, we entered into a loan modification agreement to our Credit Agreement, which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans.

Subsequent to the August 24, 2009 loan modification, our Credit Agreement includes the following: (1) a $558.1 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, with tranche 1 in the amount of $357.6 million maturing on June 24, 2011 and tranche 2 in the amount of $200.5 million maturing on June 24, 2013; (2) an $871.5 million A term loan facility, which is further broken down as follows: i) a $335.5 million tranche A term loan facility requiring quarterly principal payments through September 30, 2011, with the balance payable on December 20, 2011; ii) a $48.6 million tranche A-1 term loan facility payable on December 20, 2013; iii) a $290.3 million tranche A-2 term loan facility, requiring quarterly principal payments of $8.7 million beginning March 30, 2010 and continuing through March 31, 2013, with the balance payable on June 24, 2013; and iv) a $197.1 million tranche A-3 term loan facility payable on December 20, 2013; and (3) a $943.5 million B term loan facility, which is further broken down as follows: i) a $646.6 million tranche B term loan facility requiring quarterly principal payments of $1.9 million through September 30, 2013, with the balance payable on December 20, 2013; and ii) a $296.9 million tranche B-1 term loan facility payable on December 20, 2015. During the year ended December 31, 2009, we repaid the following amounts: $252.3 million of our tranche A term loan facility, which was applied to the required 2009 principal repayments and a portion of the first quarter 2010 principal payment; $52.0 million of our tranche A-1 term loan facility, which covered all the required quarterly principal payments and a portion of the balance due at maturity; $87.1 million of our tranche A-2 term loan facility, which was applied to quarterly principal payments from the first quarter of 2010 through the second quarter of 2012; $29.6 million of our tranche A-3 term loan facility, which covered a portion of the balance due at maturity; $9.3 million of our tranche B term loan facility, which covered all required quarterly principal payments in 2009; and $1.7 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity. Some of these prepayments led to a reduction in the interest rate spreads governing our tranche A and A-1 term loan facilities as well as our revolving credit facility.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of December 31, 2009 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2009 and 2008, we had $21.1 million ($13.1 million under tranche 1 and $8.0 million under tranche 2) and $25.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.3% and 5.7%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2009, letters of credit totaling $29.0 million were outstanding

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the revolving credit facility. These letters of credit primarily relate to letters of credit issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of December 31, 2009 bear interest, based on our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; for the tranche A-3 term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; for the tranche B term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; and for the tranche B-1 term loan facility, on either the applicable fixed rate plus 4.50% to 5.50% or the daily rate plus 3.50% to 4.50%. For all term loan facilities, both the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1, A-2 and A-3 term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of December 31, 2009 and 2008, the outstanding balance did not exceed the targeted outstanding amount. As of December 31, 2009 and 2008, we had $326.3 million and $827.0 million of tranche A term loan facility principal outstanding, respectively, $48.6 million and $297.8 million of tranche A-1 term loan facility principal outstanding, respectively, and $642.8 million and $949.0 million of tranche B term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of December 31, 2009, we also had $203.2 million, $167.5 million and $295.2 million of tranche A-2 term loan facility principal outstanding, tranche A-3 term loan facility principal outstanding and tranche B-1 term loan facility principal outstanding, respectively, which are also included in the accompanying consolidated balance sheets.

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

On June 18, 2009, CBRE, our wholly-owned subsidiary, issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $436.5 million at December 31, 2009.

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

We had short-term borrowings of $339.8 million and $246.1 million with related average interest rates of 2.4% and 2.2% as of December 31, 2009 and 2008, respectively.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of December 31, 2009, provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of November 1, 2010. As of December 31, 2009 and 2008, there were no amounts outstanding under this revolving credit note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. Borrowings under the revolving note bear interest at 1.0%. In February 2009, the amount available to us under this arrangement was reduced to $5.0 million and the maturity date was extended to February 28, 2010. As of December 31, 2009 and 2008, there were no amounts outstanding under this revolving note.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. Borrowings under this facility bear interest at 0.25% and had an original maturity date of August 3, 2009. Effective August 3, 2009, the amount available under the agreement was reduced to $4.0 million and the maturity date was extended to August 3, 2010. As of December 31, 2009 and 2008, there were no amounts outstanding under this facility.

Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan) and BofA for the purpose of funding mortgage loans that will be resold and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans. CBRE Capital Markets also had a funding arrangement with Red Mortgage Capital Inc. (Red Capital) for the purpose of funding originations of multi-family property mortgage loans, which was terminated on November 30, 2009.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2009, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.00% and has a maturity date of January 29, 2010.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2009, provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.75% and has a maturity date of April 14, 2010.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement (ASAP Program). Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, the maximum outstanding under the ASAP Program cannot exceed $150.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily LIBOR rate plus 1.35% with a LIBOR floor of 0.35%. Effective December 1, 2009, the maximum outstanding under the ASAP Program was increased from $150.0 million to $225.0 million. This temporary increase will expire on January 15, 2010.

In February 2008, CBRE Capital Markets established a funding arrangement with Red Capital for the purpose of funding originations of Freddie Mac and Fannie Mae multi-family property mortgage loans. The maximum availability to any one entity was $150.0 million and was reduced by any outstanding participation interests with any other entity. Additionally, no individual mortgage loan financed under the arrangement could exceed $50.0 million. Effective September 19, 2008, the rate on borrowings was the National City Bank one-month internal funds transfer rate plus 1.75%. Effective March 1, 2009, Red Capital established a new rate on borrowings of daily one-month LIBOR plus 2.50%. This funding arrangement was terminated by Red Capital effective November 30, 2009, with any outstanding line balances completely settled and paid off by December 15, 2009.

During the year ended December 31, 2009, we had a maximum of $508.0 million of warehouse lines of credit principal outstanding. As of December 31, 2009 and 2008, we had $312.9 million and $210.5 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $315.0 million and $210.5 million of mortgage loans held for sale (warehouse receivables), which represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2009 and 2008, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of December 31, 2009, provides for a $100.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 29, 2010. As of December 31, 2009 and 2008, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement (WestLB Credit Agreement) with WestLB AG, as administrative agent for a lender group. During the second quarter of 2009, Acquisitions II opted to reduce the amount available under the WestLB Credit Agreement to $50.0 million. Borrowings under this credit agreement are used to fund acquisitions of real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of unfunded capital commitments of certain Acquisitions II investors. As of December 31, 2009, borrowing capacity under this agreement, net of outstanding amounts drawn, was $22.4 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR plus 0.65% and this agreement expires on April 30, 2010. Subject to certain conditions, Acquisitions II can extend the maturity date of the credit facility for an additional term of not longer than six months. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of December 31, 2009 and 2008, there was $5.5 million and $8.0 million, respectively, outstanding under the WestLB Credit Agreement included in short-term borrowings in the accompanying consolidated balance sheets.

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

Insignia, which we acquired in July 2003, issued loan notes as partial consideration for previous acquisitions of businesses in the U.K. The acquisition loan notes are payable to the sellers of the previously acquired U.K. businesses and are secured by restricted cash deposits in approximately the same amount. The acquisition loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. As of December 31 2009 and 2008, $0.3 million and $0.7 million, respectively, of the acquisition loan notes were outstanding and are included in short-term borrowings in the accompanying consolidated balance sheets.

In July 2008, in connection with the purchase of the remaining 50% ownership interest we did not already own in our affiliate CB Richard Ellis Tucson, LLC, we issued a loan note that is payable to the seller. In June 2009, the purchase price was reduced, resulting in partial reduction of the loan amount by $1.2 million, with the remainder due on June 30, 2010. The amount of the CB Richard Ellis Tucson, LLC loan note included in the accompanying consolidated balance sheets at December 31, 2009 and 2008 was $0.2 million and $1.6 million, respectively.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on a base rate as defined by HSBC Bank plus 2.5%. At both December 31, 2009 and 2008, there were no amounts outstanding under this facility.

14. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

As a result of an internal review that began in the first quarter of 2010 and is ongoing, we have determined that some of our employees in certain of our offices in China have made payments in violation of company policy to local governmental officials, including payments for non-business entertainment and in the form of gifts. The payments we have discovered to date are limited in number, minor in amount and we believe relate to

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only a few discrete transactions involving immaterial revenues. Nonetheless, we believe that the payments may have been in violation of the U.S. Foreign Corrupt Practices Act or other applicable laws. Consequently, we voluntarily disclosed these events to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) on February 27, 2010 and have agreed to update the DOJ and the SEC periodically regarding further developments. We have engaged outside counsel to further investigate these events and we are implementing thorough remedial measures. As a result of these findings, we may be subject to consequences that could include fines, penalties and other costs, and our reputation and business may be impacted. However, we currently do not believe these consequences are reasonably likely to have a material adverse effect on our business, results of operations or financial condition.

Our leases generally relate to office space that we occupy, have varying terms and expire through 2029. The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2009 (dollars in thousands):

Operating leases
2010	$169,509
2011	135,207
2012	105,752
2013	87,953
2014	75,832
Thereafter	244,581

Total minimum payment required	$818,834

Total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $19.7 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Minimum rentals	$180,378	$208,359	$171,883
Less sublease rentals	(444)	(229)	(219)

	$179,934	$208,130	$171,664

We had outstanding letters of credit totaling $34.9 million as of December 31, 2009, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through December 2010.

We had guarantees totaling $14.2 million as of December 31, 2009, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $14.2 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through March 2014.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, as of December 31, 2009, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $1.1 billion. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $378.3 million. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2009 and 2008, CBRE Capital Markets had $1.2 million and $0.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $2.0 million and $0.2 million, respectively, of loan loss reserves.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2009, we had aggregate commitments of $34.9 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2009, we had committed to fund $25.6 million of additional capital to these unconsolidated subsidiaries.

15. Employee Benefit Plans

Stock Incentive Plans

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of December 31, 2009, outstanding stock options granted under the 2001 stock

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incentive plan to acquire 4,349,433 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92. As of December 31, 2009, all options granted under this plan were fully vested and exercisable. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the 2001 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock.

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

Stock Options

As of December 31, 2009, 3,238,485 shares were subject to options issued under our 2004 stock incentive plan and 6,650,176 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during the years ended December 31, 2009, 2008 and 2007 have exercise prices in the ranges of $8.09 to $11.45, $13.29 to $22.00 and $25.18 to $37.43, respectively, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant. All options that have been granted under the 2004 stock incentive plan have a term of five or seven years from the date of grant.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our outstanding stock options is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	13,729,892	$7.30
Exercised	(1,973,947)	6.01
Granted	1,197,175	27.40
Forfeited	(386,225)	8.66

Outstanding at December 31, 2007	12,566,895	$9.38
Exercised	(941,896)	4.27
Granted	1,694,340	13.41
Forfeited	(518,043)	17.29
Expired	(52,703)	19.01

Outstanding at December 31, 2008	12,748,593	$9.91
Exercised	(2,665,568)	5.79
Granted (1)	605,066	10.61
Canceled/Forfeited (2)	(2,851,880)	20.66
Expired	(248,293)	15.27

Outstanding at December 31, 2009	7,587,918	$7.04

Vested and expected to vest at December 31, 2009 (3)	7,451,549	$7.04

Exercisable at December 31, 2009	5,963,319	$5.48

(1)	Includes 103,361 shares granted in connection with the Exchange Offer.
(2)	Includes 2,599,307 shares canceled in connection with the Exchange Offer.
(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

We estimate the fair value of our options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

The total estimated grant date fair value of stock options that vested during the year ended December 31, 2009 was $4.9 million. The weighted average fair value of options granted by us was $6.63, $6.58 and $12.42 for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Year ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Risk-free interest rate	2.51%	3.02%	4.14%
Expected volatility	75.18%	51.97%	44.41%
Expected life	6 years	5 years	5 years

The dividend yield assumption is excluded from the calculation, as it is our present intention to retain all earnings. The expected volatility is based on a combination of our historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of actively

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Options outstanding at December 31, 2009 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	4,349,433	3.0	$1.92		4,349,433	$1.92
$6.33 – $8.44	200,912	5.4	7.80		58,055	6.72
$11.10 – $15.43	2,932,397	4.7	13.89		1,481,820	14.81
$22.00 – $25.67	59,856	4.2	23.39		45,000	23.66
$27.19 – $37.43	45,320	4.6	29.97		29,011	30.93

	7,587,918	3.7	$7.04	$52,839,895	5,963,319	$5.48	$51,157,701

At December 31, 2009, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $52.8 million and 3.7 years, respectively.

Total compensation expense related to stock options was $7.4 million, $11.3 million and $10.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, during the year ended December 31, 2007, we incurred $9.8 million of expense resulting from the acceleration of vesting of stock options in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At December 31, 2009, total unrecognized estimated compensation cost related to non-vested stock options was approximately $9.8 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $11.4 million, $12.4 million and $55.4 million, respectively. We recorded cash received from stock option exercises of $15.4 million and $4.0 million and related tax benefit of $1.6 million and $4.3 million during the years ended December 31, 2009 and 2008, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Vested Stock Awards

We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the years ended December 31, 2009, 2008 and 2007, we granted non-vested stock awards of 6,711,288 shares, 2,371,987 shares and 819,679 shares (of which 57,902 shares were restricted stock awards which immediately vested at the date of grant), respectively, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant. We also granted 54,344, 529,907 and 297,779 of non-vested stock units to certain of our employees during the years ended December 31, 2009, 2008 and 2007, respectively. These non-vested stock units all vest in 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares /Units	Weighted Average Market Value Per Share
Balance at December 31, 2006	1,881,669	$23.97
Granted	1,117,458	29.60
Vested	(467,127)	24.04
Forfeited	(38,419)	21.60

Balance at December 31, 2007	2,493,581	$26.52
Granted	2,901,894	14.40
Vested	(504,736)	24.83
Forfeited	(252,196)	21.49

Balance at December 31, 2008	4,638,543	$19.39
Granted (1)	6,765,632	10.98
Vested	(1,077,906)	19.29
Forfeited	(116,824)	19.96

Balance at December 31, 2009	10,209,445	$13.82

(1)	Includes 819,672 shares granted in connection with the Exchange Offer.

Total compensation expense related to non-vested stock awards was $30.5 million, $18.5 million and $14.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total compensation expense for the year ended December 31, 2007 includes $2.0 million of compensation expense related to the 57,902 shares of restricted stock, which immediately vested at the date of grant. In addition, during the year ended December 31, 2007, we incurred $1.0 million of expense resulting from the acceleration of vesting of non-vested stock awards in connection with the termination of duplicative employees as a result of the Trammell Crow Company Acquisition, which is included in merger-related charges in the accompanying consolidated statement of operations. At December 31, 2009, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $120.9 million, which is expected to be recognized over a weighted average period of approximately 3.7 years.

Deferred Compensation Plans. Our deferred compensation plans (DCPs) historically permitted our highly compensated employees, including members of management, to elect, prior to the beginning of each calendar year, to defer receipt of some or all of their compensation for the next year until a future distribution date and have it credited to one or more of several funds in the respective DCPs. Because a substantial majority of the deferrals under our DCPs had distribution dates based upon the end of a relevant participant’s employment with us, we had an ongoing obligation to make distributions to these participants as they left our employment. In addition, participants could receive unscheduled in-service withdrawals of amounts deferred prior to January 1, 2005, subject to a 7.5% penalty.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 5, 2008, based on prevailing market conditions, our board of directors authorized our Chief Executive Officer to modify or to terminate our U.S. DCPs, subject to applicable regulatory requirements. We notified participants that we would modify the DCPs pursuant to the transition rules under Section 409A of the Internal Revenue Code of 1986 to allow participants to make new elections prior to December 31, 2008 to receive distributions of plan assets at dates they specified in 2009. These actions accelerated distributions from the DCPs of cash and shares of our Class A common stock to the participants of such DCPs but did not have any material effect on our statement of operations. In connection such distributions in 2009, we will receive a cash tax benefit of approximately $95 million.

As of December 31, 2008, the accompanying consolidated balance sheets included an accumulated non-stock liability for our DCPs totaling $244.9 million and assets (in the form of insurance) set aside to cover the liability of $229.8 million. As of December 31, 2008, there were also 2,849,391 outstanding stock fund units under the DCPs, all of which were vested. Our stock fund unit deferrals included in additional paid-in capital totaled $5.5 million at December 31, 2008. All DCP liabilities and stock fund units that existed at December 31, 2008 were distributed to participants in 2009.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $60.6 million, $66.7 million and $235.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

401(k) Plan. Our CB Richard Ellis 401(k) Plan (401(k) Plan) is a defined contribution profit sharing plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code. Most of our non-union U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the Internal Revenue Code, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Effective January 1, 2009, the company match was suspended until further notice. For 2008 and 2007, we contributed a 50% match on the first 3% of annual compensation (up to $150,000 of compensation) deferred by each participant. Effective January 1, 2007, all participants hired post January 1, 2007 vest in company match contributions 20% per year for each plan year they work 1,000 hours. All participants hired before January 1, 2007 are immediately vested in company match contributions. In connection with the 401(k) Plan, we charged to expense $0.7 million, $9.0 million and $12.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2009, approximately 1.3 million shares of our common stock were held as investments by participants in our 401(k) Plan.

Pension Plans. We have two contributory defined benefit pension plans in the U.K. The London-based firm of Hillier Parker May & Rowden, which we acquired in 1998, had a contributory defined benefit pension plan. A subsidiary of Insignia, which we acquired in connection with the Insignia Acquisition in 2003, also had a contributory defined benefit pension plan in the U.K. Our subsidiaries based in the U.K. maintain the plans to provide retirement benefits to existing and former employees participating in these plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Effective July 1, 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in a defined contribution plan. In connection with this change, we recorded a curtailment gain of $10.0 million during the year ended December 31, 2007 and certain plan assets and liabilities were remeasured.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We previously used a measurement date of September 30 for both of our defined benefit pension plans. For the year ended December 31, 2008, as required by the “Compensation – Retirement Benefits” Topic of the FASB ASC (Topic 715), we adopted the measurement date provisions, which required us to measure the funded status of our plans as of the date of our fiscal year-end statement of financial position. We used the “alternative” method of adoption for both of our plans. In connection with this adoption, during the year ended December 31, 2008, we recorded an increase in retained earnings of $0.2 million and a decrease in accumulated other comprehensive loss of $0.1 million, net of tax, representing the estimated periodic pension benefit for the period from October 1, 2007 through December 31, 2007. The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2009	2008
Change in benefit obligation
Benefit obligation at beginning of period	$205,315	$330,922
Interest cost	14,285	21,508
Actuarial loss (gain)	67,028	(58,927)
Benefits paid	(6,345)	(9,221)
Foreign currency translation	24,629	(78,967)

Benefit obligation at end of period	$304,912	$205,315

Change in plan assets
Fair value of plan asset at beginning of period	$185,513	$296,759
Actuarial return on plan assets	36,250	(52,060)
Company contributions	3,504	20,734
Benefits paid	(6,345)	(9,221)
Foreign currency translation	21,045	(70,699)

Fair value of plan assets at end of period	$239,967	$185,513

Funded status	$(64,945)	$(19,802)

Amounts recognized in the statement of financial position consist of:
Non-current liabilities	$(64,945)	$(19,802)

The accumulated benefit obligation for our defined benefit pension plans was $304.9 million and $205.3 million at December 31, 2009 and 2008, respectively.

Items not yet recognized as a component of net periodic pension cost were as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008
Unamortized actuarial loss	$93,869	$49,434

Accumulated other comprehensive loss	$93,869	$49,434

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2010 is $2.3 million.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost (benefit) and other amounts recognized in other comprehensive (income) loss consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Net Periodic Cost (Benefit)
Service cost	$—	$—	$4,551
Interest cost	14,285	17,208	17,156
Expected return on plan assets	(12,422)	(19,045)	(18,837)
Curtailment gain	—	—	(9,988)
Amortization of prior service benefit	—	—	(446)
Amortization of unrecognized net loss	1,042	604	1,053

Net periodic pension cost (benefit)	$2,905	$(1,233)	$(6,511)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial loss	$44,435	$13,434
Amortization of prior service cost	—	2,757
Post-measurement date contributions	—	(17,348)

Total recognized in other comprehensive loss (income)	44,435	(1,157)

Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$47,340	$(2,390)

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2009	2008
Discount rate	5.60%	6.60%
Expected return on plan assets	6.92%	6.53%

Weighted average assumptions used to determine our net periodic pension cost (benefit) were as follows:

	Year Ended December 31,
	2009	2008	2007
Discount rate	5.60%	6.60%	5.48%
Expected return on plan assets	6.92%	6.53%	6.82%
Rate of compensation increase	N/A	N/A	1.31%

We select a discount rate by reference to yields available at our balance sheet date on U.K. AA-rated corporate bonds. The corporate bond yield curve is derived by taking a government bond yield curve, based on Bank of England data and adding an amount to reflect the yield spread on AA-rated bonds over government bonds. This discount rate selected is the weighted average of the yields on the resulting bond yield curve, where the weighting is based on the expected cash flow from the weighted average duration of the pension plans.

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2009 is based on 63.8% of the portfolio being invested in equities yielding a 7.9% return and 31.9% of assets being primarily invested in corporate and government debt securities yielding a 5.0% return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension plan weighted average asset allocations by asset category were as follows:

Asset Category	Target Allocation 2009		Plan Assets At December 31,
			2009	2008
Equity securities	22	%-74%	63.8%	61.5%
Debt securities	18	%-77%	31.9%	33.7%
Other	1	%-8%	4.3%	4.8%

Total			100.0%	100.0%

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

In December 2008, the FASB issued FASB Staff Position SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is now included in Topic 715 of the FASB ASC, which required employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. We have incorporated below the disclosures on the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.

The fair value of our pension assets are comprised of the following (dollars in thousands):

		Fair Value Measured and Recorded Using:
As of December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$1,640	$1,640	$—	$—
Equity securities (a)	153,081	—	153,081	—
Fixed income securities (a)	76,585	—	76,585	—
Other types of investments (b)	8,661	—	—	8,661

Total	$239,967	$1,640	$229,666	$8,661

As of December 31, 2008
Asset Category
Cash	$1,465	$1,465	$—	$—
Equity securities (a)	113,923	—	113,923	—
Fixed income securities (a)	62,486	—	62,486	—
Other types of investments (b)	7,639	—	—	7,639

Total	$185,513	$1,465	$176,409	$7,639

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	These investments represent investments in foreign equity and bond funds. Generally, these assets are valued using bid-market valuations provided by the funds’ investment managers.
(b)	These investments represent investments in a pooled property fund and a property unit trust that invest in commercial real estate properties in the U.K. The fair values for these investments are based on inputs obtained from broker quotes that are indicative of value and cannot be corroborated by observable market data.

A summary of our pension assets measured and recorded using significant unobservable inputs is as follows (dollars in thousands):

Real Estate Funds
Beginning balance at December 31, 2008	$7,639
Actuarial return on plan assets	184
Foreign currency translation	838

Ending balance at December 31, 2009	$8,661

We expect to contribute $3.7 million to our pension plans in 2010. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2010	$5,530
2011	7,097
2012	7,415
2013	8,290
2014	8,275
2015-2019	53,361

Total	$89,968

We also have defined contribution plans for employees in the U.K. Our contributions to these plans were approximately $8.6 million, $7.2 million and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

16. Income Taxes

The components of (loss) income from continuing operations before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$(117,039)	$(1,005,163)	$191,499
Foreign	116,394	(20,516)	400,890

	$(645)	$(1,025,679)	$592,389

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our tax (benefit) provision consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal:
Current	$(116,382)	$(18,114)	$219,789
Deferred	107,878	3,535	(172,789)

	(8,504)	(14,579)	47,000
State:
Current	759	(4,543)	49,338
Deferred	5,968	15,583	(15,990)

	6,727	11,040	33,348
Foreign:
Current	26,581	55,340	93,946
Deferred	2,189	(991)	18,349

	28,770	54,349	112,295

	$26,993	$50,810	$192,643

The following is a reconciliation, stated as a percentage of pre-tax (loss) income of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2009	2008	2007
Federal statutory tax rate	35%	35%	35%
Credits and exemptions	1,051	1	(3)
Reserves for uncertain tax positions	964	—	(1)
Foreign rate differential	234	—	—
Non-controlling interests	(3,309)	(2)	(1)
Change in valuation allowance	(1,962)	(2)	—
Non-deductible expenses	(926)	—	1
State taxes, net of federal benefit	(234)	(1)	2
Effect of non-deductible impairment charges	—	(34)	—
Effect of life insurance contract gains and losses	—	(2)	(1)
Other	(38)	—	1

Effective tax rate	(4,185%)	(5%)	33%

During the years ended December 31, 2009, 2008 and 2007, respectively, we recorded a $3.5 million, $4.7 million and $21.1 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $1.6 million, $4.3 million and $16.6 million was charged directly to additional paid-in capital within the equity section of the accompanying consolidated balance sheets in 2009, 2008 and 2007, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative tax effects of temporary differences are shown below at December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008
Asset (Liability)
Property and equipment	$(4,120)	$4,232
Bad debt and other reserves	46,559	68,454
Capitalized costs and intangibles	(108,145)	(99,707)
Bonus and deferred compensation	63,470	111,252
Investments	5,710	31,439
NOL and state tax credits	57,196	44,896
Unconsolidated affiliates	33,215	55,830
Pension obligation	21,701	11,639
Acquisition	527	2,586
All other	4,794	(100)

Net deferred tax assets before valuation allowance	120,907	230,521
Valuation allowance	(42,182)	(38,268)

Net deferred tax assets	$78,725	$192,253

As of December 31, 2009, we had U.S. federal net operating losses (NOLs) of approximately $6.7 million, translating to a deferred tax asset before valuation allowance of $2.3 million, which will begin to expire in 2023. As of December 31, 2009, there were also deferred tax assets of approximately $25.9 million related to state NOLs as well as $28.1 million related to foreign NOLs. The state NOLs begin to expire in 2011, and the foreign NOLs begin to expire in 2013. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

Management determined that as of December 31, 2009, $42.2 million of deferred tax assets do not satisfy the recognition criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2009, our valuation allowances increased by approximately $3.9 million. This was primarily the result of establishing valuation allowances on $5.9 million of foreign net operating losses, $5.8 million of state net operating losses and $6.5 million of other foreign assets. These increases were offset by decreases of $8.5 million related to foreign net operating loss adjustments, $3.4 million related to the reversal of valuation allowances on assets disposed of and $2.4 million related to the utilization of foreign net operating losses. Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of the deferred tax assets recorded net of these valuation allowances.

Presently, we have not recorded a deferred tax liability for undistributed earnings of subsidiaries located outside of the U.S. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time, we do not have any plans to repatriate income from our foreign subsidiaries, however, to the extent that we are able to repatriate such earnings in a tax free manner, or in the event of a change in our capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested, aggregated approximately $847.1 million at December 31, 2009. The determination of the tax liability upon repatriation is not practicable.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of gross unrecognized tax benefits was approximately $69.2 million and $74.1 million as of December 31, 2009 and 2008, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $36.8 million ($34.9 million, net of federal benefit received from state positions) and $37.9 million ($35.6 million, net of federal benefit received from state positions) as of December 31, 2009 and 2008, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008
Beginning balance, unrecognized tax benefits	$(74,084)	$(66,476)
Gross increases—tax positions in prior period	(3,425)	(13,532)
Gross decreases—tax positions in prior period	11,194	13,273
Gross increases—current-period tax positions	(5,148)	(12,293)
Decreases relating to settlements	1,625	2,711
Reductions as a result of a lapse of statute of limitations	1,900	126
Foreign exchange movement	(1,249)	2,107

Ending balance, unrecognized tax benefits	$(69,187)	$(74,084)

We currently anticipate a decrease of $1.0 million to unrecognized tax benefits during the next 12 months due to expiration of the statute of limitations relative to several immaterial items.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2009, 2008 and 2007, we accrued an additional $2.8 million, $3.4 million and $4.9 million, respectively, in interest associated with uncertain tax positions. As of December 31, 2009 and 2008, we have recognized a liability for interest and penalties of $22.5 million ($19.1 million, net of related federal benefit received from interest expense) and $22.5 million ($19.2 million, net of related federal benefit received from interest expense), respectively.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and multiple state, local and foreign jurisdictions. We are no longer subject to U.S. federal Internal Revenue Service audits for years prior to 2005. With limited exception, our significant state and foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 2002.

17. Stockholders’ Equity

On June 4, 2009, we filed a Certificate of Amendment to our Restated Certificate of Incorporation that increased the total number of shares of Class A common stock that we are authorized to issue from 325,000,000 to 525,000,000, with $0.01 par value per share. Holders of our Class A common stock are entitled to one vote per share on all matters on which our stockholders are entitled to vote. Holders of our Class A common stock are entitled to receive ratable dividends if and when declared from time to time by our board of directors out of funds legally available for that purpose, after payment of dividends required to be paid on any outstanding preferred stock. Our amended and restated credit agreement governing our revolving credit facility and senior secured term loan facilities imposes restrictions on our ability to declare dividends with respect to our Class A common stock.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fourth quarter of 2007, we completed the repurchase of 28,830,442 shares of our Class A common stock for a total cost of $635.0 million.

On November 18, 2008, we completed a secondary public offering of 57,500,000 shares of our common stock, which raised $206.7 million of net proceeds.

On June 10, 2009, we completed the sale of 13,440,860 shares of our Class A common stock through a direct placement to Paulson & Co. Inc., which raised approximately $97.6 million of net proceeds. On June 11, 2009, we completed the sale of 5,682,684 shares of our Class A common stock through an at-the-market offering program, which raised approximately $48.8 million of net proceeds.

In November 2009, we completed the sale of 28,289,960 shares of our Class A common stock pursuant to an at-the-market offering program, which raised approximately $293.8 million of net proceeds.

18. Earnings (Loss) Per Share Information

The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Year Ended December 31,
	2009	2008	2007
Computation of basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$33,341	$(1,012,066)	$390,505
Weighted average shares outstanding for basic income (loss) per share	277,361,783	210,539,032	228,476,724

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.12	$(4.81)	$1.71

Computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$33,341	$(1,012,066)	$390,505
Weighted average shares outstanding for diluted income (loss) per share	277,361,783	210,539,032	228,476,724
Dilutive effect of stock options	2,302,046	—	6,012,342
Dilutive effect of contingently issuable shares	331,252	—	489,398

Weighted average shares outstanding for diluted income (loss) per share	279,995,081	210,539,032	234,978,464

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.12	$(4.81)	$1.66

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2009, options to purchase 3,037,573 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Had we reported net income for the year ended December 31, 2008, options to purchase 3,791,911 shares of common stock would have been included in the computation of diluted earnings per share for the year ended December 31, 2008, while options to purchase 3,501,014 shares of common stock would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect. For the year ended December 31, 2007, options to purchase 1,202,891 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

19. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.3 billion and $1.2 billion at December 31, 2009 and 2008, respectively.

20. Merger-Related Charges

In connection with the Trammell Crow Company Acquisition, we recorded merger-related charges of $56.9 million for the year ended December 31, 2007. These charges primarily related to the termination of employees as well as the exit of facilities that were occupied by us prior to the Trammell Crow Company Acquisition, both of which became duplicative as a result of the Trammell Crow Company Acquisition. We recorded charges for the exit of these facilities as premises were vacated and for redundant employees as these employees were terminated.

The remaining liability associated with items previously charged to merger-related charges in connection with the Trammell Crow Company Acquisition consisted of the following (dollars in thousands):

	2007 Charge	Utilized to Date	To be Utilized at December 31, 2009
Severance	$34,345	$(34,345)	$—
Lease termination costs	16,035	(14,019)	2,016
Consulting costs	2,130	(2,130)	—
Costs associated with exiting contracts	1,273	(1,273)	—
Other	3,149	(3,149)	—

Total merger-related charges	$56,932	$(54,916)	$2,016

The remaining liability for lease termination costs will be paid over the remaining contract periods through 2016.

The remaining liability associated with items previously charged to merger-related charges in connection with the Insignia Acquisition consisted of the following (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at December 31, 2009
Lease termination costs	$7,898	$(5,564)	$2,334

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining liability for lease termination costs will be paid over the remaining contract periods through 2012.

21. Liabilities Related to Acquisitions

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

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at December 31, 2009
Lease termination costs	$3,410	$(3,410)	$—
Legal settlements anticipated	3,157	(1,368)	1,789

	$6,567	$(4,778)	$1,789

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

The Insignia Acquisition gave rise to the consolidation and elimination of some Insignia duplicate facilities as well as lawsuits involving Insignia, which resulted in the accrual of certain liabilities. The remaining liabilities assumed in connection with the Insignia Acquisition consist of the following and are included in the accompanying consolidated balance sheets (dollars in thousands):

	Liability Balance at December 31, 2008	2009 Utilization	To be Utilized at December 31, 2009
Lease termination costs	$4,541	$(2,869)	$1,672
Legal settlements anticipated	2,128	(24)	2,104

	$6,669	$(2,893)	$3,776

The remaining liability for lease termination costs will be paid over the remaining contract periods through 2012. The remaining liability covering our exposure in various lawsuits involving Insignia that were pending prior to the Insignia Acquisition will be paid as the case is settled.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Discontinued Operations

In the ordinary course of business of our Development Services segment, we sell real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after sale, we are required to recognize operating profits or losses and gains or losses on sale of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Revenue	$1,251	$2,102
Costs and expenses:
Operating, administrative and other	659	812
Depreciation and amortization	92	425

Total costs and expenses	751	1,237
Gain on disposition of real estate	32,816	7,878

Operating income	33,316	8,743
Interest income	124	15
Interest expense	649	1,837

Income from discontinued operations, before provision for income taxes	32,791	6,921
Provision for income taxes	6,043	1,613

Income from discontinued operations, net of income taxes	26,748	5,308
Less: Income from discontinued operations, net of income taxes, attributable to non-controlling interests	16,523	2,674

Income from discontinued operations, net of income taxes, attributable to CB Richard Ellis Group, Inc.	$10,225	$2,634

23. Industry Segments

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

Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through direct and indirect investments in real estate in the U. S., Europe and Asia.

Our Development Services business consists of real estate development and investment activities primarily in the U.S., which we acquired in the Trammell Crow Company Acquisition on December 20, 2006.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue
Americas	$2,594,127	$3,209,820	$3,689,737
EMEA	818,136	1,080,725	1,314,019
Asia Pacific	524,308	558,183	548,650
Global Investment Management	141,445	161,200	347,883
Development Services	87,804	118,889	133,960

	$4,165,820	$5,128,817	$6,034,249

Depreciation and amortization
Americas	$56,883	$59,871	$77,076
EMEA	11,158	13,272	12,324
Asia Pacific	8,726	9,079	6,489
Global Investment Management	4,901	4,182	2,798
Development Services	17,805	16,413	14,582

	$99,473	$102,817	$113,269

Equity (loss) income from unconsolidated subsidiaries
Americas	$8,305	$(6,443)	$16,659
EMEA	838	1,665	387
Asia Pacific	(231)	12	(31)
Global Investment Management	(27,548)	(43,337)	19,222
Development Services	(15,459)	(32,027)	28,702

	$(34,095)	$(80,130)	$64,939

EBITDA
Americas	$248,238	$345,243	$365,004
EMEA	66,545	105,474	261,199
Asia Pacific	53,900	48,357	82,775
Global Investment Management	4,112	(7,615)	113,068
Development Services	(716)	(34,438)	12,218

	$372,079	$457,021	$834,264

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization, and goodwill and other non-amortizable intangible asset impairment. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business segments and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net interest expense, write-off of financing costs and goodwill and other non-amortizable intangible asset impairment have been expensed in the segment incurred. Provision (benefit) for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Americas
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$4,121	$(660,394)	$114,045
Add:
Depreciation and amortization	56,883	59,871	77,076
Goodwill and other non-amortizable intangible asset impairment	—	805,190	—
Interest expense	157,619	129,716	141,070
Write-off of financing costs	29,255	—	—
Royalty and management service income	(19,280)	(23,444)	(24,050)
Provision for income taxes	23,705	40,988	71,630
Less:
Interest income	4,065	6,684	14,767

EBITDA	$248,238	$345,243	$365,004

EMEA
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$33,341	$(85,565)	$180,816
Add:
Depreciation and amortization	11,158	13,272	12,324
Goodwill impairment	—	138,631	—
Interest expense	1,172	3,964	835
Royalty and management service expense	13,401	14,147	17,290
Provision for income taxes	7,861	24,686	61,299
Less:
Interest income	388	3,661	11,365

EBITDA	$66,545	$105,474	$261,199

Asia Pacific
Net income attributable to CB Richard Ellis Group, Inc.	$29,131	$10,334	$43,778
Add:
Depreciation and amortization	8,726	9,079	6,489
Interest expense	2,979	5,446	3,448
Royalty and management service expense	4,969	8,087	5,511
Provision for income taxes	8,625	16,262	24,157
Less:
Interest income	530	851	608

EBITDA	$53,900	$48,357	$82,775

Global Investment Management
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(7,518)	$(60,536)	$63,357
Add:
Depreciation and amortization	4,901	4,182	2,798
Goodwill impairment	—	44,922	—
Interest expense	4,289	2,495	3,600
Royalty and management service expense	910	1,210	1,249
Provision for income taxes	2,031	1,124	43,400
Less:
Interest income	501	1,012	1,336

EBITDA	$4,112	$(7,615)	$113,068

Development Services
Net loss attributable to CB Richard Ellis Group, Inc.	$(25,734)	$(215,905)	$(11,491)
Add:
Depreciation and amortization (1)	17,805	16,505	15,007
Goodwill and other non-amortizable intangible asset impairment	—	170,663	—
Interest expense (2)	23,087	26,184	20,447
Benefit of income taxes (3)	(15,229)	(26,207)	(6,231)
Less:
Interest income (4)	645	5,678	5,514

EBITDA (5)	$(716)	$(34,438)	$12,218

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes depreciation and amortization related to discontinued operations of $0.1 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.
(2)	Includes interest expense related to discontinued operations of $0.6 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $6.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.
(4)	Includes interest income related to discontinued operations of $0.1 million and $0.01 million for the years ended December 31, 2008 and 2007, respectively.
(5)	Includes EBITDA related to discontinued operations of $16.9 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Capital expenditures
Americas	$17,868	$28,811	$62,045
EMEA	3,825	9,522	13,295
Asia Pacific	2,805	9,563	11,401
Global Investment Management	3,502	3,264	4,156
Development Services	200	311	2,058

	$28,200	$51,471	$92,955

	December 31,
	2009	2008
	(Dollars in thousands)
Identifiable assets
Americas	$2,186,777	$2,288,560
EMEA	746,275	688,891
Asia Pacific	297,577	257,244
Global Investment Management	250,433	225,760
Development Services	738,062	914,883
Corporate	820,282	351,076

	$5,039,406	$4,726,414

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents and net deferred tax assets.

	December 31,
	2009	2008
	(Dollars in thousands)
Investments in unconsolidated subsidiaries
Americas	$20,323	$19,423
EMEA	1,203	1,345
Asia Pacific	15	249
Global Investment Management	83,010	71,648
Development Services	31,045	53,061

	$135,596	$145,726

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information:

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Revenue
U.S.	$2,533,371	$3,110,043	$3,787,978
U.K.	392,319	521,074	687,776
All other countries	1,240,130	1,497,700	1,558,495

	$4,165,820	$5,128,817	$6,034,249

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2009	2008
	(Dollars in thousands)
Long-lived assets
U.S.	$108,261	$127,679
U.K.	18,314	17,663
All other countries	52,400	62,634

	$178,975	$207,976

The long-lived assets shown in the table above include net property and equipment.

24. Related Party Transactions

Included in prepaid expenses, other current assets and other long-term assets, net in the accompanying consolidated balance sheets are loans to related parties, primarily employees, of $59.4 million and $70.8 million as of December 31, 2009 and 2008, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 9.75% per annum and mature on various dates through 2014.

From time to time, directors and executive officers are given an opportunity to invest in investment vehicles managed by certain of our subsidiaries on the same terms as other unaffiliated investors. Bradford Freeman, Frederic Malek and Ray Wirta, three of our directors, committed to invest $5.0 million, $2.0 million and $1.0 million, respectively, and Blum Family Partners, L.P., a significant stockholder affiliated with Richard Blum, our Chairman of the board of directors, committed to invest $1.5 million, in CB Richard Ellis Strategic Partners IV, L.P. (through pooled co-investment vehicles organized for the investment of certain employees). As of December 31, 2008, Mr. Freeman, Mr. Malek, Blum Family Partners, L.P. and Mr. Wirta had fully funded their respective commitments in this investment. CB Richard Ellis Strategic Partners IV, L.P. fund is a closed-end real estate investment fund managed and sponsored by our subsidiary, CBRE Investors. Each of these investments had been approved by our board of directors, including all of the disinterested members.

Bob Sulentic, an executive officer, has committed to invest a minimum of $0.8 million in Trammell Crow Company Acquisitions I, L.P., and Trammell Crow Company Acquisitions II, L.P. (through pooled co-investment vehicles organized for the investment of certain employees). As of December 31, 2009,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mr. Sulentic had funded $0.7 million of his commitment in these investments. These funds are closed-end real estate investment funds managed and sponsored by our subsidiary, Trammell Crow Company. These investments have been approved by our board of directors, including all of the disinterested members.

25. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2009 and 2008; condensed consolidating statements of operations for the years ended December 31, 2009, 2008 and 2007; and condensed consolidating statements of cash flows for the years ended December 31, 2009, 2008 and 2007, of (a) CB Richard Ellis Group as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$242,586	$283,251	$215,716	$—	$741,557
Restricted cash	—	—	13,786	33,011	—	46,797
Receivables, net	—	2	297,717	478,210	—	775,929
Warehouse receivables (a)	—	—	315,033	—	—	315,033
Income taxes receivable	14,062	171,549	—	23,046	(45,625)	163,032
Prepaid expenses	—	—	44,148	55,161	—	99,309
Deferred tax assets, net	—	—	54,183	21,147	—	75,330
Real estate and other assets held for sale	—	—	—	7,109	—	7,109
Available for sale securities	—	—	865	—	—	865
Other current assets	—	4,660	25,371	11,733	—	41,764

Total Current Assets	14,066	418,797	1,034,354	845,133	(45,625)	2,266,725
Property and equipment, net	—	—	106,488	72,487	—	178,975
Goodwill	—	—	797,142	509,230	—	1,306,372
Other intangible assets, net	—	—	293,886	29,018	—	322,904
Investments in unconsolidated subsidiaries	—	—	68,144	67,452	—	135,596
Investments in consolidated subsidiaries	811,588	2,535,355	903,699	—	(4,250,642)	—
Intercompany loan receivable	—	—	635,000	47,271	(682,271)	—
Deferred tax assets, net	—	—	—	34,162	(30,767)	3,395
Real estate under development	—	—	—	160,164	—	160,164
Real estate held for investment	—	—	4,680	521,489	—	526,169
Available for sale securities	—	—	31,796	220	—	32,016
Other assets, net	—	25,914	40,671	40,505	—	107,090

Total Assets	$825,654	$2,980,066	$3,915,860	$2,327,131	$(5,009,305)	$5,039,406

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,905	$126,319	$326,286	$—	$458,510
Compensation and employee benefits payable	—	626	118,310	121,600	—	240,536
Accrued bonus and profit sharing	—	—	128,133	150,311	—	278,444
Income taxes payable	—	—	45,625	—	(45,625)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	312,872	—	—	312,872
Revolving credit facility	—	10,501	—	10,549	—	21,050
Other	—	—	350	5,500	—	5,850

Total short-term borrowings	—	10,501	313,222	16,049	—	339,772
Current maturities of long-term debt	—	138,120	232	330	—	138,682
Notes payable on real estate	—	—	—	159,921	—	159,921
Liabilities related to real estate and other assets held for sale	—	—	—	1,267	—	1,267
Other current liabilities	1,190	—	8,946	1,773	—	11,909

Total Current Liabilities	1,190	155,152	740,787	777,537	(45,625)	1,629,041
Long-Term Debt:
Senior secured term loans	—	1,545,490	—	—	—	1,545,490
11.625% senior subordinated notes, net	—	436,502	—	—	—	436,502
Other long-term debt	—	—	—	129	—	129
Intercompany loan payable	195,342	31,334	455,595	—	(682,271)	—

Total Long-Term Debt	195,342	2,013,326	455,595	129	(682,271)	1,982,121
Deferred tax liabilities, net	—	—	30,767	—	(30,767)	—
Pension liability	—	—	—	64,945	—	64,945
Non-current tax liabilities	—	—	73,462	—	—	73,462
Notes payable on real estate	—	—	—	390,181	—	390,181
Other liabilities	—	—	79,894	35,467	—	115,361

Total Liabilities	196,532	2,168,478	1,380,505	1,268,259	(758,663)	4,255,111
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	629,122	811,588	2,535,355	903,699	(4,250,642)	629,122
Non-controlling interests	—	—	—	155,173	—	155,173

Total Equity	629,122	811,588	2,535,355	1,058,872	(4,250,642)	784,295

Total Liabilities and Equity	$825,654	$2,980,066	$3,915,860	$2,327,131	$(5,009,305)	$5,039,406

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan, BofA and the Fannie Mae ASAP lines of credit are pledged to JP Morgan, BofA and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$7,203	$9,467	$142,149	$—	$158,823
Restricted cash	—	—	11,313	25,009	—	36,322
Receivables, net	—	—	341,037	410,903	—	751,940
Warehouse receivables (a)	—	—	210,473	—	—	210,473
Deferred compensation assets	—	225,704	—	—	—	225,704
Income taxes receivable	11,146	48,339	42,275	15,960	—	117,720
Prepaid expenses	—	—	46,494	47,788	—	94,282
Deferred tax assets, net	—	97,059	30,266	20,445	—	147,770
Real estate under development	—	—	—	56,322	—	56,322
Real estate and other assets held for sale	—	—	172	40,262	—	40,434
Available for sale securities	—	—	237	—	—	237
Other current assets	—	—	26,832	48,674	—	75,506

Total Current Assets	11,150	378,305	718,566	807,512	—	1,915,533
Property and equipment, net	—	—	127,436	80,540	—	207,976
Goodwill	—	—	799,591	452,232	—	1,251,823
Other intangible assets, net	—	—	283,715	27,732	—	311,447
Investments in unconsolidated subsidiaries	—	—	99,792	45,934	—	145,726
Investments in consolidated subsidiaries	763,426	2,424,837	772,762	—	(3,961,025)	—
Intercompany loan receivable	—	274,458	635,000	63,208	(972,666)	—
Deferred tax assets, net	—	—	18,874	25,609	—	44,483
Real estate under development	—	—	—	158,090	—	158,090
Real estate held for investment	—	—	4,612	531,367	—	535,979
Available for sale securities	—	—	28,569	225	—	28,794
Other assets, net	—	26,674	60,806	39,083	—	126,563

Total Assets	$774,576	$3,104,274	$3,549,723	$2,231,532	$(4,933,691)	$4,726,414

Current Liabilities:
Accounts payable and accrued expenses	$—	$3,826	$152,938	$243,113	$—	$399,877
Compensation and employee benefits payable	—	—	138,224	117,184	—	255,408
Accrued bonus and profit sharing	—	—	136,416	158,803	—	295,219
Deferred compensation liabilities	—	239,464	—	—	—	239,464
Short-term borrowings:
Warehouse lines of credit (a)	—	—	210,473	—	—	210,473
Revolving credit facility	—	—	—	25,765	—	25,765
Other	—	—	1,827	8,000	—	9,827

Total short-term borrowings	—	—	212,300	33,765	—	246,065
Current maturities of long-term debt	—	208,550	805	1,307	—	210,662
Notes payable on real estate	—	—	—	176,372	—	176,372
Liabilities related to real estate and other assets held for sale	—	—	—	22,740	—	22,740
Other current liabilities	234	18,348	6,862	1,594	—	27,038

Total Current Liabilities	234	470,188	647,545	754,878	—	1,872,845
Long-Term Debt:
Senior secured term loans	—	1,865,200	—	—	—	1,865,200
Other long-term debt	—	—	788	771	—	1,559
Intercompany loan payable	659,656	—	313,010	—	(972,666)	—

Total Long-Term Debt	659,656	1,865,200	313,798	771	(972,666)	1,866,759
Pension liability	—	—	—	19,802	—	19,802
Non-current tax liabilities	—	—	77,460	1,245	—	78,705
Notes payable on real estate	—	—	—	420,242	—	420,242
Other liabilities	—	5,460	86,083	30,795	—	122,338

Total Liabilities	659,890	2,340,848	1,124,886	1,227,733	(972,666)	4,380,691
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	114,686	763,426	2,424,837	772,762	(3,961,025)	114,686
Non-controlling interests	—	—	—	231,037	—	231,037

Total Equity	114,686	763,426	2,424,837	1,003,799	(3,961,025)	345,723

Total Liabilities and Equity	$774,576	$3,104,274	$3,549,723	$2,231,532	$(4,933,691)	$4,726,414

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our Credit Agreement, all warehouse receivables funded under the BofA, JP Morgan and Red Capital lines of credit are pledged to BofA, JP Morgan and Red Capital, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,472,685	$1,693,135	$—	$4,165,820
Costs and expenses:
Cost of services	—	—	1,519,705	928,180	—	2,447,885
Operating, administrative and other	35,437	6,938	714,558	626,646	—	1,383,579
Depreciation and amortization	—	—	54,806	44,667	—	99,473

Total costs and expenses	35,437	6,938	2,289,069	1,599,493	—	3,930,937
Gain on disposition of real estate	—	—	—	6,959	—	6,959

Operating (loss) income	(35,437)	(6,938)	183,616	100,601	—	241,842
Equity loss from unconsolidated subsidiaries	—	—	(21,249)	(12,846)	—	(34,095)
Other income	—	3,880	—	—	—	3,880
Interest income	—	48	4,665	3,067	(1,651)	6,129
Interest expense	—	158,964	1,041	30,792	(1,651)	189,146
Write-off of financing costs	—	29,255	—	—	—	29,255
Royalty and management service (income) expense	—	—	(22,340)	22,340	—	—
Income from consolidated subsidiaries	54,717	170,756	71,876	—	(297,349)	—

Income before (benefit) provision for income taxes	19,280	(20,473)	260,207	37,690	(297,349)	(645)
(Benefit) provision for income taxes	(14,061)	(75,190)	89,451	26,793	—	26,993

Net income	33,341	54,717	170,756	10,897	(297,349)	(27,638)
Less: Net loss attributable to non-controlling interests	—	—	—	(60,979)	—	(60,979)

Net income attributable to CB Richard Ellis Group, Inc.	$33,341	$54,717	$170,756	$71,876	$(297,349)	$33,341

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$3,060,127	$2,068,690	$—	$5,128,817
Costs and expenses:
Cost of services	—	—	1,820,243	1,106,478	—	2,926,721
Operating, administrative and other	27,507	4,116	905,936	809,523	—	1,747,082
Depreciation and amortization	—	—	55,870	46,947	—	102,817
Goodwill and other non-amortizable intangible asset impairment	—	—	1,012,449	146,957	—	1,159,406

Total costs and expenses	27,507	4,116	3,794,498	2,109,905	—	5,936,026
Gain on disposition of real estate	—	—	1,331	17,409	—	18,740

Operating loss	(27,507)	(4,116)	(733,040)	(23,806)	—	(788,469)
Equity loss from unconsolidated subsidiaries	—	—	(44,597)	(35,533)	—	(80,130)
Other loss	—	—	—	(7,686)	—	(7,686)
Interest income	2	2,254	10,392	8,884	(3,770)	17,762
Interest expense	382	133,005	3,323	34,216	(3,770)	167,156
Royalty and management service (income) expense	—	—	(27,919)	27,919	—	—
Loss from consolidated subsidiaries	(995,325)	(890,329)	(92,890)	—	1,978,544	—

Loss from continuing operations before (benefit) provision for income taxes	(1,023,212)	(1,025,196)	(835,539)	(120,276)	1,978,544	(1,025,679)
(Benefit) provision for income taxes	(11,146)	(29,871)	54,790	37,037	—	50,810

Net loss from continuing operations	(1,012,066)	(995,325)	(890,329)	(157,313)	1,978,544	(1,076,489)
Income from discontinued operations, net of income taxes	—	—	—	26,748	—	26,748

Net loss	(1,012,066)	(995,325)	(890,329)	(130,565)	1,978,544	(1,049,741)
Less: Net loss attributable to non-controlling interests	—	—	—	(37,675)	—	(37,675)

Net loss attributable to CB Richard Ellis Group, Inc.	$(1,012,066)	$(995,325)	$(890,329)	$(92,890)	$1,978,544	$(1,012,066)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$3,759,374	$2,274,875	$—	$6,034,249
Costs and expenses:
Cost of services	—	—	2,132,791	1,067,927	—	3,200,718
Operating, administrative and other	23,586	4,115	1,194,096	766,861	—	1,988,658
Depreciation and amortization	—	—	78,092	35,177	—	113,269
Merger-related charges	—	—	55,416	1,516	—	56,932

Total costs and expenses	23,586	4,115	3,460,395	1,871,481	—	5,359,577
Gain on disposition of real estate	—	—	164	24,135	—	24,299

Operating (loss) income	(23,586)	(4,115)	299,143	427,529	—	698,971
Equity income from unconsolidated subsidiaries	—	—	60,193	4,746	—	64,939
Other loss	—	(3,880)	(33,654)	—	—	(37,534)
Interest income	6	140	17,408	14,472	(3,022)	29,004
Interest expense	—	141,341	1,553	23,119	(3,022)	162,991
Royalty and management service (income) expense	—	—	(28,346)	28,346	—	—
Income from consolidated subsidiaries	404,203	484,756	273,036	—	(1,161,995)	—

Income from continuing operations before (benefit) provision for income taxes	380,623	335,560	642,919	395,282	(1,161,995)	592,389
(Benefit) provision for income taxes	(9,882)	(68,643)	158,163	113,005	—	192,643

Income from continuing operations	390,505	404,203	484,756	282,277	(1,161,995)	399,746
Income from discontinued operations, net of income taxes	—	—	—	5,308	—	5,308

Net income	390,505	404,203	484,756	287,585	(1,161,995)	405,054
Less: Net income attributable to non-controlling interests	—	—	—	14,549	—	14,549

Net income attributable to CB Richard Ellis Group, Inc.	$390,505	$404,203	$484,756	$273,036	$(1,161,995)	$390,505

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$13,633	$(131,264)	$263,164	$68,112	$213,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(18,181)	(10,019)	(28,200)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(5,762)	(24,908)	(30,670)
Contributions to unconsolidated subsidiaries	—	—	(9,475)	(37,927)	(47,402)
Distributions from unconsolidated subsidiaries	—	—	8,208	1,024	9,232
Proceeds from the sale of servicing rights and other assets	—	—	11,901	382	12,283
Additions to real estate held for investment	—	—	—	(26,656)	(26,656)
Net proceeds from disposition of real estate held for investment	—	—	—	3,408	3,408
Increase in restricted cash	—	—	(2,474)	(8,069)	(10,543)
Other investing activities, net	—	—	(814)	—	(814)

Net cash used in investing activities	—	—	(16,597)	(102,765)	(119,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(432,000)	—	—	(432,000)
Proceeds from revolving credit facility	—	793,049	—	7,879	800,928
Repayment of revolving credit facility	—	(741,646)	—	(31,075)	(772,721)
Proceeds from 11.625% senior subordinated notes, net	—	435,928	—	—	435,928
Proceeds from notes payable on real estate held for investment	—	—	—	16,690	16,690
Repayment of notes payable on real estate held for investment	—	—	—	(7,185)	(7,185)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	63,040	63,040
Repayment of notes payable on real estate held for sale and under development	—	—	—	(46,642)	(46,642)
Repayment of short-term borrowings and other loans, net	—	—	(1,703)	(2,607)	(4,310)
Proceeds from issuance of common stock, net	440,173	—	—	—	440,173
Proceeds from exercise of stock options	15,443	—	—	—	15,443
Incremental tax benefit from stock options exercised	1,586	—	—	—	1,586
Non-controlling interests contributions	—	—	—	21,348	21,348
Non-controlling interests distributions	—	—	—	(13,496)	(13,496)
Payment of financing costs	—	(38,269)	—	(1,133)	(39,402)
(Increase) decrease in intercompany receivables, net	(469,700)	349,585	28,920	91,195	—
Other financing activities, net	(1,135)	—	—	(1,477)	(2,612)

Net cash (used in) provided by financing activities	(13,633)	366,647	27,217	96,537	476,768

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	11,683	11,683

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	235,383	273,784	73,567	582,734
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	7,203	9,467	142,149	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$242,586	$283,251	$215,716	$741,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$149,565	$98	$18,914	$168,577

Income tax (refunds) payments, net	$(2,126)	$(9,221)	$(60,967)	$23,959	$(48,355)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$11,615	$(83,799)	$(28,504)	$(29,685)	$(130,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(28,160)	(23,311)	(51,471)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(35,336)	(204,590)	(239,926)
Contributions to unconsolidated subsidiaries	—	—	(28,723)	(27,627)	(56,350)
Distributions from unconsolidated subsidiaries	—	—	21,647	3,797	25,444
Proceeds from the sale of servicing rights and other assets	—	—	28,662	494	29,156
Additions to real estate held for investment	—	—	—	(128,487)	(128,487)
(Increase) decrease in restricted cash	—	—	(1,218)	7,191	5,973
Other investing activities, net	—	120	(3,468)	—	(3,348)

Net cash provided by (used in) investing activities	—	120	(46,596)	(372,533)	(419,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	300,000	—	—	300,000
Repayment of senior secured term loans	—	(13,250)	—	—	(13,250)
Proceeds from revolving credit facility	—	1,915,860	—	108,902	2,024,762
Repayment of revolving credit facility	—	(2,109,860)	—	(98,785)	(2,208,645)
Proceeds from notes payable on real estate held for investment	—	—	—	115,676	115,676
Repayment of notes payable on real estate held for investment	—	—	—	(16,427)	(16,427)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	144,296	144,296
Repayment of notes payable on real estate held for sale and under development	—	—	—	(142,222)	(142,222)
Repayment of short-term borrowings and other loans, net	—	—	(9,304)	(35,259)	(44,563)
Proceeds from issuance of common stock, net	206,700	—	—	—	206,700
Proceeds from exercise of stock options	4,026	—	—	—	4,026
Incremental tax benefit from stock options exercised	4,294	—	—	—	4,294
Non-controlling interests contributions	—	—	—	48,533	48,533
Non-controlling interests distributions	—	—	—	(37,646)	(37,646)
Payment of financing costs	—	(6,226)	—	(4,667)	(10,893)
(Increase) decrease in intercompany receivables, net	(227,829)	(14,090)	106,078	135,841	—
Other financing activities, net	1,195	—	—	(1,877)	(682)

Net cash (used in) provided by financing activities	(11,614)	72,434	96,774	216,365	373,959

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(8,628)	(8,628)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(11,245)	21,674	(194,481)	(184,051)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	18,448	(12,207)	336,630	342,874

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$7,203	$9,467	$142,149	$158,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$126,051	$934	$21,841	$148,826

Income tax payments, net	$—	$—	$92,931	$104,422	$197,353

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$16,643	$(132,428)	$583,396	$180,599	$648,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(60,557)	(32,398)	(92,955)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(17,248)	(73,225)	(90,473)
Cash paid for Trammell Crow Company	—	—	(94,483)	—	(94,483)
Contributions to unconsolidated subsidiaries	—	—	(61,906)	(35,924)	(97,830)
Distributions from unconsolidated subsidiaries	—	—	32,292	25,520	57,812
Proceeds from the sale of servicing rights and other assets	—	—	28,126	4,378	32,504
Additions to real estate held for investment	—	—	—	(189,602)	(189,602)
Net proceeds from disposition of real estate held for investment	—	—	—	10,898	10,898
Decrease in restricted cash	—	—	163,897	4,914	168,811
Other investing activities, net	—	222	(3,557)	14,232	10,897

Net cash provided by (used in) investing activities	—	222	(13,436)	(271,207)	(284,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(286,000)	—	—	(286,000)
Proceeds from revolving credit facility	—	561,500	—	42,686	604,186
Repayment of revolving credit facility	—	(367,500)	—	(14,204)	(381,704)
Repayment of 9 3/4% senior notes	—	(3,310)	—	—	(3,310)
Proceeds from notes payable on real estate held for investment	—	—	—	142,862	142,862
Repayment of notes payable on real estate held for investment	—	—	—	(21,621)	(21,621)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	210,532	210,532
Repayment of notes payable on real estate held for sale and under development	—	—	—	(126,066)	(126,066)
(Repayment of) proceeds from short-term borrowings and other loans, net	—	—	(421)	33,946	33,525
Repurchase of common stock	(635,000)	—	—	—	(635,000)
Proceeds from exercise of stock options	11,867	—	—	—	11,867
Incremental tax benefit from stock options exercised	16,568	—	—	—	16,568
Non-controlling interests contributions	—	—	—	198,446	198,446
Non-controlling interests distributions	—	—	—	(34,842)	(34,842)
Payment of financing costs	—	(900)	—	(4,709)	(5,609)
Decrease (increase) in intercompany receivables, net	589,920	162,491	(611,755)	(140,656)	—
Other financing activities, net	—	—	—	(1,087)	(1,087)

Net cash (used in) provided by financing activities	(16,645)	66,281	(612,176)	285,287	(277,253)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	11,862	11,862

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2)	(65,925)	(42,216)	206,541	98,398
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	84,373	30,009	130,089	244,476

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3	$18,448	$(12,207)	$336,630	$342,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$136,009	$1,002	$11,933	$148,944

Income tax payments, net	$—	$—	$210,973	$106,421	$317,394

CB RICHARD ELLIS GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended September 30, 2009	Three Months Ended June 30, 2009	Three Months Ended March 31, 2009
	(Dollars in thousands, except share data)
Revenue	$1,296,499	$1,023,205	$955,667	$890,449
Operating income	$140,445	$56,994	$38,924	$5,479
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$64,290	$12,377	$(6,637)	$(36,689)
Basic EPS (1)	$0.22	$0.04	$(0.02)	$(0.14)
Weighted average shares outstanding for basic EPS (1)	298,570,778	282,732,848	265,683,366	261,999,151
Diluted EPS (1)	$0.21	$0.04	$(0.02)	$(0.14)
Weighted average shares outstanding for diluted EPS (1)	301,799,194	285,923,601	265,683,366	261,999,151

	Three Months Ended December 31, 2008	Three Months Ended September 30, 2008	Three Months Ended June 30, 2008	Three Months Ended March 31, 2008
	(Dollars in thousands, except share data)
Revenue	$1,283,284	$1,299,735	$1,314,873	$1,230,925
Operating (loss) income	$(1,055,025)	$108,375	$87,849	$70,332
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(1,089,456)	$40,373	$16,563	$20,454
Basic EPS (1)	$(4.70)	$0.20	$0.08	$0.10
Weighted average shares outstanding for basic EPS (1)	231,756,165	203,680,475	203,435,495	203,110,675
Diluted EPS (1)	$(4.70)	$0.19	$0.08	$0.10
Weighted average shares outstanding for diluted EPS (1)	231,756,165	207,706,250	208,388,563	207,730,837

(1)	EPS is defined as earnings (loss) per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Procedures

Our policy for disclosure controls and procedures provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Our Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(c) as of the end of the period covered by this report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Information About the Board”, “Corporate Governance”, “Executive Officers” and “Stock Ownership” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information contained under the headings “Information About the Board—Compensation of Directors”, “Information About the Board—Board Committees”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Executive Compensation”, “Related Party Transactions” and “Corporate Governance” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Corporate Governance-Principal Accountant Fees and Services” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 70.

2.	Financial Statement Schedules

See Schedule II on page 149.

See Schedule III beginning on page 150.

3.	Exhibits

See Exhibit Index beginning on page 156 hereof.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2006	$22,190
Charges to expense	17,688
Acquired through acquisitions	628
Write-offs, payments and other	(5,758)

Balance, December 31, 2007	$34,748
Charges to expense	32,735
Acquired through acquisitions	69
Write-offs, payments and other	(11,249)

Balance, December 31, 2008	$56,303
Charges to expense	9,226
Write-offs, payments and other	(24,132)

Balance, December 31, 2009	$41,397

See accompanying reports of independent registered public accounting firms.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2009

(Dollars in thousands)

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2009					Depreciable Lives in Years (D)	Date of Construction		Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total (A), (B),(C)	Accumulated Depreciation
REAL ESTATE HELD FOR SALE
Industrial
Brampton, Brampton, ON	—	2,473	—	—	730	3,203	—	—	3,203	—	—	N/A		2006
Mixed Use (Multi-family/Retail)
High Street Emerson, Denver, CO	1,175	2,094	—	—	(494)	1,482	118	—	1,600	—	—	N/A		2006
High Street Rainey, Austin, TX	—	482	—	—	1,816	53	2,245	—	2,298	—	—	2008		2006
REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Industrial
TCDFW I-20 II, Dallas, TX	24,857	1,921	—	—	23,406	7,946	17,381	—	25,327	—	—	(E	)	2006
Land
301 Ocean, Santa Monica, Ca	12,400	50,396	—	—	(16,623)	33,773	—	—	33,773	—	—	N/A		2007
Branford, Los Angeles, CA	13,364	19,105	—	—	5,092	24,197	—	—	24,197	—	—	N/A		2007
Timbercreek, Dallas, TX	46,002	33,865	—	—	13,989	47,854	—	—	47,854	—	—	N/A		2006
Office
Saracen Building 1, Waltham, MA	16,114	4,510	288	—	15,709	6,210	14,297	—	20,507	—	—	(E	)	2007
Retail
Atascocita Commons II, Humble, TX	7,841	2,834	—	—	5,672	3,961	4,545	—	8,506	—	—	(E	)	2006
REAL ESTATE HELD FOR INVESTMENT
Hotel
Oceanside Inn, Jekyll Island, GA	—	—	—	3,877	(188)	—	—	3,689	3,689	—	—	1958		2009
Industrial
2801 Summit, Plano, TX	1,981	1,082	1,986	345	(1,609)	381	1,423	—	1,804	(146)	39	1989		2006
Baker Industrial, Memphis, TN	1,275	498	641	269	(46)	504	858	—	1,362	(55)	39	1972		2007
Bellbrook Industrial, Memphis, TN	16,777	9,642	1,627	3,657	4,946	9,706	9,523	643	19,872	(706)	39	1975		2007
Hobby, Oklahoma City, OK	5,996	1,339	6,591	—	913	1,420	7,423	—	8,843	(475)	39	1975		2008

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2009					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total (A), (B),(C)	Accumulated Depreciation
Jasco, Oklahoma City, OK	5,608	497	5,797	—	1,127	499	6,922	—	7,421	(388)	39	1983	2008
MROTC, Oklahoma City, OK	10,112	3,223	3,347	—	3,289	4,307	4,960	592	9,859	(1,372)	39	2006	2006
MROTC Steel Hangers, Oklahoma City, OK	14,551	—	2,470	740	10,274	—	13,484	—	13,484	(1,274)	39	2008	2006
SC Industrial, Memphis, TN	6,159	3,506	317	666	2,293	3,580	3,130	72	6,782	(283)	39	1969	2007
615 N. 48th Street, Phoenix, AZ	55,793	14,550	62,123	518	548	14,550	62,418	771	77,739	(3,183)	39	2005	2008
Land
150 Beachview, Jekyll Island, GA	—	—	—	2,900	(37)	—	—	2,863	2,863	—	—	N/A	2009
ADC II Associates LLC, Oklahoma City, OK	560	558	—	—	352	910	—	—	910	—	—	N/A	2006
Ballpark Way, Houston, TX	5,380	8,218	—	—	—	8,218	—	—	8,218	—	—	N/A	2006
Buccaneer, Jekyll Island, GA	—	—	—	9,600	(440)	—	—	9,160	9,160	—	—	N/A	2009
CG Interstate, Phoenix, AZ	4,561	5,051	—	—	584	5,635	—	—	5,635	—	—	N/A	2006
CG Sunland, Phoenix, AZ	—	1,472	—	—	174	1,646	—	—	1,646	—	—	N/A	2006
Greenhill, Tulsa, OK	1,484	1,347	—	—	1,541	2,888	—	—	2,888	—	—	N/A	2006
High Street Glennwilde, Maricopa, AZ	—	1,394	—	—	30	1,424	—	—	1,424	—	—	N/A	2008
Laguna, Laguna Niguel, CA	6,400	12,357	—	—	(5,669)	6,688	—	—	6,688	—	—	N/A	2007
Lakeline Retail, Cedar Park, TX	—	5	—	—	—	5	—	—	5	—	—	N/A	2006
Memphis Land, Memphis, TN	—	103	99	—	(19)	105	78	—	183	(5)	39	N/A	2008
NCC Consortium, Reston, VA	—	145	—	—	68	213	—	—	213	—	—	N/A	2006
Oak Park, Houston, TX	—	669	—	—	261	930	—	—	930	—	—	N/A	2007
SA Crossroads II, San Antonio, TX	—	2,131	—	—	16	2,147	—	—	2,147	—	—	N/A	2006
Saracen, Waltham, MA	2,576	5,330	—	—	1	5,331	—	—	5,331	—	—	N/A	2007
Saracen Building 4, Waltham, MA	116	234	—	—	3	237	—	—	237	—	—	N/A	2007
Sierra Corporate Center, Reno, NV	—	2,056	—	—	(998)	1,058	—	—	1,058	—	—	N/A	2006
TCDFW LCT, Irving, TX	—	3,452	—	—	(2,894)	558	—	—	558	—	—	N/A	2006
TCEP, Austin, TX	—	1,456	—	—	30	1,486	—	—	1,486	—	—	N/A	2008

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2009					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total (A), (B),(C)	Accumulated Depreciation
Medical Office
Ballenger Crow Development LLC, Flint, MI	6,110	—	2,861	—	4,993	—	7,854	—	7,854	(850)	39	2006	2006
Old Lancaster Med Office LLC, Bryn Mawr, PA	—	—	—	—	494	—	494	—	494	—	—	N/A	2008
Mixed Use (Multi-family/Retail)
Frisco Fairways, Frisco, TX	19,873	4,011	—	—	23,814	4,212	23,613	—	27,825	(213)	39	2009	2008
High Street Rainey, Austin, TX	—	320	237	—	(221)	336	—	—	336	—	—	N/A	2006
Office
1105 Schrock, Columbus, OH	11,717	1,844	7,089	2,465	191	1,811	8,725	1,053	11,589	(1,346)	39	1982	2006
6460 Busch, Columbus, OH	1,592	483	950	444	(661)	375	773	68	1,216	(79)	39	1980	2006
6600 Busch, Columbus, OH	1,196	642	185	458	(252)	588	324	121	1,033	(52)	39	1972	2006
6660 Doubletree, Columbus, OH	1,316	570	157	789	(612)	480	198	226	904	(50)	39	1974	2006
814 Commerce, Oak Brook, IL	16,329	4,784	8,217	—	(192)	3,299	9,510	—	12,809	(652)	39	1972	2007
898 Sepulveda, El Segundo, CA	18,615	6,986	13,209	3,122	(1,368)	7,548	13,316	1,085	21,949	(987)	39	1978	2006
Aurora Building 1, Aurora, CO	4,988	1,989	2,783	20	219	1,745	3,264	2	5,011	(570)	39	1983	2008
Aurora Building 2, Aurora, CO	7,531	2,250	5,811	1,699	(2,013)	2,050	4,895	802	7,747	(673)	39	1983	2008
Aurora Building 3, Aurora, CO	1,992	731	1,505	209	(356)	653	1,407	29	2,089	(203)	39	1983	2008
Aurora Building 4, Aurora, CO	5,908	1,673	4,634	1,450	(1,450)	1,533	4,039	735	6,307	(530)	39	1986	2008
Aurora Building 5, Aurora, CO	2,232	666	1,756	386	(309)	606	1,766	127	2,499	(210)	39	1986	2008
Bixel, Los Angeles, CA	2,316	3,565	256	—	140	3,703	258	—	3,961	(2)	39	N/A	2008
Bixel Building 1, Los Angeles, CA	3,300	5,168	366	58	118	5,373	365	(28)	5,710	(2)	39	1967	2008
Bixel Building 2, Los Angeles, CA	5,384	8,371	597	398	(232)	8,206	597	331	9,134	(4)	39	1955	2008
Cascade Station Office II, Portland, OR	7,622	1,233	282	—	7,603	1,887	7,231	—	9,118	(512)	39	2008	2006
Colwick, Charlotte, NC	—	593	2,997	—	(1,837)	141	1,612	—	1,753	(284)	39	1970	2007
Hamilton, Torrance, CA	16,520	6,630	12,492	581	(2,288)	5,526	11,605	284	17,415	(1,194)	39	1984	2007
Meriden—530 Preston Avenue, Meriden, CT	6,508	1,079	4,837	1,292	181	1,080	5,306	1,003	7,389	(466)	39	1986	2008
Meriden—538 Preston Avenue, Meriden, CT	4,492	1,194	4,271	698	657	1,194	5,308	318	6,820	(443)	39	1989	2008

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2009					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total (A), (B),(C)	Accumulated Depreciation
Park South, Charlotte, NC	10,513	2,155	10,111	556	(441)	1,952	10,373	56	12,381	(890)	39	1980	2007
Saracen Building 2, Waltham, MA	1,406	1,722	1,000	173	(13)	1,722	1,032	128	2,882	(199)	39	1959	2007
Saracen Building 3, Waltham, MA	12,194	8,745	11,625	4,019	(509)	8,770	12,184	2,926	23,880	(1,376)	39	1959	2007
Seafed, Seattle, WA	6,540	827	5,875	—	135	743	6,094	—	6,837	(417)	39	1984	2007
South Executive, Charlotte, NC	18,279	1,690	12,195	532	6,717	1,693	19,428	13	21,134	(1,998)	39	1973	2007
Torrey Pines, San Diego, CA	10,237	5,782	9,044	—	49	5,795	9,080	—	14,875	(388)	39	2001	2008
Warwick, West Warwick, RI	16,500	3,420	17,482	1,361	518	3,438	19,343	—	22,781	(1,269)	39	1973	2007
Retail
Atascocita Commons, Humble, TX	36,054	7,605	9,187	—	23,383	8,740	31,435	—	40,175	(1,579)	39	2008	2006
Bellbrook Retail, Memphis, TN	2,409	899	411	85	416	905	891	15	1,811	(97)	39	1975	2007
Centre Point Commons, Bradenton, FL	20,820	7,484	13,223	—	4,278	7,822	17,163	—	24,985	(1,108)	39	2007	2006
Fairway Centre, Pasadena, TX	9,702	3,061	1,797	—	2,919	3,007	4,770	—	7,777	(216)	39	2008	2006

Total	$551,277	$296,167	$252,728	$43,367	$127,918	$300,038	$393,058	$27,084	$720,180	$(26,746)

(A)	Includes depreciation and costs subsequent to December 20, 2006, the date we acquired Trammell Crow Company.
(B)	The aggregate cost for Federal Income Tax purposes is $804.2 million.
(C)	Reflects writedowns for impairments of real estate and provisions for loss on real estate held for sale totaling $67.1 million on assets we own at December 31, 2009. These charges were recorded in 2008 and 2009, as a result of capital market turmoil and weakening real estate fundamentals in the United States.
(D)	Land, real estate under development and real estate held for sale are not depreciated.
(E)	Project is under construction at December 31, 2009.

CB RICHARD ELLIS GROUP, INC.

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED

DEPRECIATION

DECEMBER 31, 2009 AND 2008

(Dollars in thousands)

Changes in real estate investments and accumulated depreciation for the year ended December 31 were as follows:

	2009	2008
Real estate investments:
Balance at beginning of year	$804,597	$689,362
Additions and improvements	33,804	344,146
Dispositions	(80,245)	(180,327)
Other adjustments (1)	(37,976)	(48,584)

Balance at end of year	$720,180	$804,597

Accumulated depreciation:
Balance at beginning of year	$(14,624)	$(3,122)
Depreciation expense	(14,334)	(11,502)
Dispositions	2,212	—

Balance at end of year	$(26,746)	$(14,624)

(1)	Includes impairment charges and amortization of lease intangibles and tenant origination costs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

By:	/S/ BRETT WHITE
Brett White Chief Executive Officer

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 1, 2010

/S/ GIL BOROK Gil Borok	Chief Accounting Officer (principal accounting officer)	March 1, 2010

/S/ CURTIS F. FEENY Curtis F. Feeny	Director	March 1, 2010

/S/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 1, 2010

/S/ MICHAEL KANTOR Michael Kantor	Director	March 1, 2010

/S/ FREDERIC V. MALEK Frederic V. Malek	Director	March 1, 2010

/S/ JANE J. SU Jane J. Su	Director	March 1, 2010

/S/ ROBERT E. SULENTIC Robert E. Sulentic	Chief Financial Officer (principal financial officer)	March 1, 2010

/S/ BRETT WHITE Brett White	Director and Chief Executive Officer (principal executive officer)	March 1, 2010

/S/ GARY L. WILSON Gary L. Wilson	Director	March 1, 2010

/S/ RAY WIRTA Ray Wirta	Vice Chairman	March 1, 2010

EXHIBIT INDEX

Exhibit		Description
2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp. (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 (No. 333-190841) filed with the SEC on October 20, 2003)

2.2		Purchase Agreement, dated as of May 28, 2003, by and among Insignia Financial Group, Inc., CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Apple Acquisition Corp. and Island Fund I LLC (incorporated by reference to Exhibit 2.3 of the CB Richard Ellis Services, Inc. Registration Statement on Form S-4 filed with the SEC (No. 333-190841) on October 20, 2003)

2.3		Agreement and Plan of Merger, dated as of October 30, 2006, by and among Trammell Crow Company, CB Richard Ellis Group, Inc. and A-2 Acquisition Corp. (incorporated by reference to Exhibit 2.01 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on November 1, 2006)

3.1		Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 (incorporated by reference to Exhibit 3.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

3.2		Amended and Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 5, 2008)

4.1		Form of Class A common stock certificate of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.2	(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.2	(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.3		Anti-Dilution Agreement, dated as of July 20, 2001, by and between CB Richard Ellis Group, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 20 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

Exhibit		Description

4.4	(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)

4.4	(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)

4.5		Form of Exchange Note (included in Exhibit 4.4(a))

4.6		Registration Rights Agreement, dated June 15, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)

10.1	(a)	Credit Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 30, 2006)

10.1	(b)	Guarantee and Pledge Agreement, dated as of June 26, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the Subsidiaries of CB Richard Ellis Services, Inc. from time to time party thereto and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 30, 2006)

10.1	(c)	Amended and Restated Credit Agreement, dated December 20, 2006, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 22, 2006)

10.1	(d)	Incremental Term Loan Assumption Agreement, dated as of March 27, 2008, relating to the Amended and Restated Credit Agreement, dated as of December 20, 2006, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto and Credit Suisse, Cayman Islands branch, as Administrative Agent and Collateral Agent thereunder (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q/A filed with the SEC on November 10, 2008)

10.1	(e)	Second Amended and Restated Credit Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on March 26, 2009)

10.1	(f)	Amendment No. 1, dated as of August 6, 2009, to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 12, 2009)

Exhibit		Description

10.1	(g)	Loan Modification Agreement, dated as of August 24, 2009, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 28, 2009)

10.1	(h)	Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on March 26, 2009)

10.1	(i)	Form of Supplement, between certain new U.S. subsidiaries from time-to-time and Credit Suisse, as collateral agent, to the Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)

10.2		CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003) +

10.3	(a)	Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005) +

10.3	(b)	Amendment No. 1, dated September 6, 2006, to the Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis, Group, Inc. (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on September 12, 2006) +

10.3	(c)	Amendment No. 2, dated June 1, 2007, to the Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007) +

10.3	(d)	Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated June 2, 2008 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 6, 2008) +

10.3	(e)	Amendment No. 1 to the Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated December 3, 2008 (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009) +

10.4	(a)	CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003) +

10.4	(b)	Amendment to CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, dated March 31, 2006 (incorporated by reference to Exhibit 10.5(b) of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006) +

10.5	(a)	CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003) +

10.5	(b)	CB Richard Ellis Deferred Compensation Plan effective as of August 1, 2004 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-8 filed with the SEC (No. 333-119362) on September 29, 2004) +

Exhibit		Description

10.5	(c)	Amendment, dated as of November 18, 2005, to CB Richard Ellis Deferred Compensation Plan (incorporated by reference to Exhibit 10.12(b) of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 16, 2006) +

10.5	(d)	Amended and Restated CB Richard Ellis Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 18, 2008) +

10.5	(e)	Amendment No. 2 to the CB Richard Ellis Pre August 1, 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 18, 2008) +

10.5	(f)	Merger and Amendment of CB Richard Ellis Deferred Compensation Plans, dated as of November 21, 2008 + *

10.6		Executive Bonus Plan, amended and restated as of March 19, 2007 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007) +

10.7		Executive Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007) +

10.8		Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 8, 2009) +

10.9		Employment Agreement, dated November 21, 2008, between Gil Borok and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.16 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 2, 2009) +

11		Statement concerning Computation of Per Share Earnings (filed as Note 18 of the Consolidated Financial Statements)

12		Computation of Ratio of Earnings to Fixed Charges*

21		Subsidiaries of CB Richard Ellis Group, Inc.*

23.1		Consent of Independent Registered Public Accounting Firm*

23.2		Consent of Independent Registered Public Accounting Firm*

31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

32		Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)*

+	Denotes a management contract or compensatory plan or arrangement
*	Filed herewith