Form 10-Q
period 2010-03-31
CB RICHARD ELLIS GROUP INC
filed 2010-05-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of Class A common stock outstanding at April 30, 2010 was 321,774,914.

FORM 10-Q

March 31, 2010

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$680,295	$741,557
Restricted cash	37,919	46,797
Receivables, less allowance for doubtful accounts of $42,163 and $41,397 at March 31, 2010 and December 31, 2009, respectively	720,226	775,929
Warehouse receivables	94,643	315,033
Income taxes receivable	154,507	163,032
Prepaid expenses	93,565	99,309
Deferred tax assets, net	75,563	75,330
Real estate and other assets held for sale	6,209	7,109
Other current assets	34,277	42,629

Total Current Assets	1,897,204	2,266,725
Property and equipment, net	165,565	178,975
Goodwill	1,295,498	1,306,372
Other intangible assets, net of accumulated amortization of $143,853 and $138,244 at March 31, 2010 and December 31, 2009, respectively	322,736	322,904
Investments in unconsolidated subsidiaries	127,559	135,596
Deferred tax assets, net	408	3,395
Real estate under development	149,691	160,164
Real estate held for investment	770,897	526,169
Available for sale securities	32,629	32,016
Other assets, net	105,228	107,090

Total Assets	$4,867,415	$5,039,406

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$429,440	$458,510
Compensation and employee benefits payable	256,244	240,536
Accrued bonus and profit sharing	186,618	278,444
Short-term borrowings:
Warehouse lines of credit	94,040	312,872
Revolving credit facility	20,147	21,050
Other	13,329	5,850

Total short-term borrowings	127,516	339,772
Current maturities of long-term debt	60,172	138,682
Notes payable on real estate	188,523	159,921
Liabilities related to real estate and other assets held for sale	1,208	1,267
Other current liabilities	13,686	11,909

Total Current Liabilities	1,263,407	1,629,041
Long-Term Debt:
Senior secured term loans	1,569,043	1,545,490
11.625% senior subordinated notes, net of unamortized discount of $13,217 and $13,498 at March 31, 2010 and December 31, 2009, respectively	436,783	436,502
Other long-term debt	128	129

Total Long-Term Debt	2,005,954	1,982,121
Pension liability	61,028	64,945
Non-current tax liabilities	73,805	73,462
Notes payable on real estate	561,645	390,181
Other liabilities	112,101	115,361

Total Liabilities	4,077,940	4,255,111
Commitments and contingencies	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 321,820,235 and 321,767,407 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3,218	3,218
Additional paid-in capital	766,989	755,989
Accumulated deficit	(21,635)	(15,008)
Accumulated other comprehensive loss	(136,433)	(115,077)

Total CB Richard Ellis Group, Inc. Stockholders’ Equity	612,139	629,122
Non-controlling interests	177,336	155,173

Total Equity	789,475	784,295

Total Liabilities and Equity	$4,867,415	$5,039,406

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$1,025,883	$890,449

Costs and expenses:
Cost of services	615,194	553,419
Operating, administrative and other	338,706	306,159
Depreciation and amortization	26,295	25,392

Total costs and expenses	980,195	884,970

Operating income	45,688	5,479
Equity loss from unconsolidated subsidiaries	(6,584)	(10,197)
Interest income	1,800	2,305
Interest expense	49,792	34,798
Write-off of financing costs	—	29,255

Loss before provision for (benefit of) income taxes	(8,888)	(66,466)
Provision for (benefit of) income taxes	7,299	(12,047)

Net loss	(16,187)	(54,419)
Less: Net loss attributable to non-controlling interests	(9,560)	(17,730)

Net loss attributable to CB Richard Ellis Group, Inc.	$(6,627)	$(36,689)

Basic loss per share attributable to CB Richard Ellis Group, Inc. shareholders	$(0.02)	$(0.14)

Weighted average shares outstanding for basic loss per share	312,879,640	261,999,151

Diluted loss per share attributable to CB Richard Ellis Group, Inc. shareholders	$(0.02)	$(0.14)

Weighted average shares outstanding for diluted loss per share	312,879,640	261,999,151

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,187)	$(54,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,295	25,392
Amortization and write-off of financing costs	2,817	31,670
Write-down of impaired real estate and other assets	—	9,425
Gain on sale of loans, servicing rights and other assets	(7,347)	(1,611)
Equity loss from unconsolidated subsidiaries	6,584	10,197
Provision for (recovery of) doubtful accounts	3,564	(5,520)
Compensation expense related to stock options and non-vested stock awards	10,787	8,121
Distribution of earnings from unconsolidated subsidiaries	4,483	2,017
Tenant concessions received	1,773	579
Decrease in receivables	43,598	120,588
Decrease in deferred compensation assets	—	213,006
Decrease in prepaid expenses and other assets	14,450	7,803
Increase in real estate held for sale and under development	(4,112)	(7,780)
Decrease in accounts payable and accrued expenses	(20,990)	(68,952)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(69,391)	(46,714)
Increase (decrease) in income taxes payable	11,816	(10,953)
Increase (decrease) in other liabilities, including deferred compensation liabilities	274	(243,354)
Other operating activities, net	(1,323)	(969)

Net cash provided by (used in) operating activities	7,091	(11,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,898)	(2,604)
Acquisition of businesses including net assets acquired, intangibles and goodwill	(3,765)	(8,715)
Contributions to unconsolidated subsidiaries	(6,326)	(10,527)
Proceeds from the sale of servicing rights and other assets	3,346	5,389
Additions to real estate held for investment	(4,229)	(4,814)
Decrease in restricted cash	8,088	1,993
Other investing activities, net	936	(13)

Net cash used in investing activities	(4,848)	(19,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(54,816)	(105,500)
Proceeds from revolving credit facility	3,740	419,078
Repayment of revolving credit facility	(4,040)	—
Proceeds from notes payable on real estate held for investment	3,940	4,983
Repayment of notes payable on real estate held for investment	(10,142)	(392)
Proceeds from notes payable on real estate held for sale and under development	1,798	15,726
Repayment of notes payable on real estate held for sale and under development	(637)	(15,430)
Proceeds from (repayment of) short-term borrowings and other loans, net	7,498	(981)
Non-controlling interests contributions	2,980	2,914
Non-controlling interests distributions	(555)	(5)
Payment of financing costs	(4,357)	(16,705)
Other financing activities, net	367	(659)

Net cash (used in) provided by financing activities	(54,224)	303,029
Effect of currency exchange rate changes on cash and cash equivalents	(9,281)	(7,624)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,262)	264,640
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	741,557	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$680,295	$423,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$29,602	$28,809

Income tax refunds, net	$(5,094)	$(1,789)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CB Richard Ellis Group, Inc. Shareholders				Non-controlling interests	Total
	Class A common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
Balance at December 31, 2009	$3,218	$755,989	$(15,008)	$(115,077)	$155,173	$784,295
Net loss	—	—	(6,627)	—	(9,560)	(16,187)
Adoption of Accounting Standards Update 2009-17 (see Note 2)	—	—	—	—	29,534	29,534
Compensation expense for stock options and non-vested stock awards	—	10,787	—	—	—	10,787
Foreign currency translation loss	—	—	—	(23,766)	(360)	(24,126)
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	122	—	122
Contributions from non-controlling interests	—	—	—	—	2,980	2,980
Distributions to non-controlling interests	—	—	—	—	(555)	(555)
Other	—	213	—	2,288	124	2,625

Balance at March 31, 2010	$3,218	$766,989	$(21,635)	$(136,433)	$177,336	$789,475

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CB Richard Ellis Group, Inc. (which may be referred to in these financial statements as “we,” “us,” and “our”) have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatility in equity prices and foreign currency exchange rates, among other things, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

In 2008 and most of 2009, worldwide commercial real estate fundamentals weakened significantly, highlighted by declining employment, highly constrained consumer and business spending and significant capital markets turmoil. High unemployment rates negatively impacted office markets as companies reduced their occupancy, placed excess space on the market for sublease and deferred occupancy decisions. Weak industrial production and reduced global trade adversely affected warehouse and distribution markets. The retail sector was significantly hampered by declining sales and retailers experiencing financial difficulty. Sales transactions declined sharply due to constrained liquidity in the capital markets as many lenders tightened lending standards for commercial real estate. Capitalization rates increased as potential buyers of commercial real estate re-evaluated commercial real estate versus other asset classes available for investment. Market fundamentals for the primary property types which we service, develop or own, weakened significantly. A return to positive economic growth in the United States (U.S.) in the second half of 2009 did not have a meaningful impact on commercial real estate fundamentals. Property values remained under pressure and occupancy and rental rates continued to decline. In early 2010, however, continuation of the nascent economic recovery and improvement in the credit markets, led to a pick up in sales and leasing velocity. The recoverability of our investments in unconsolidated subsidiaries and our investments in real estate has been impacted by the overall downturn in the global economy. The assumptions utilized in our recoverability analysis of these investments reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions had deteriorated and that these challenging conditions could persist for some time. If conditions in the broader economy, commercial real estate industry, specific markets or property types in which we operate worsen, we could have additional impairment charges.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2009.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Consolidated Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010 and as a result, we began consolidating certain variable interest entities that were not previously consolidated by us.

A consolidated subsidiary (the Venture) sponsored investments by third-party investors in eight commercial properties through the formation of tenant-in-common limited liability companies and Delaware Statutory Trusts (collectively referred to as “the Entities”) that are owned by the third-party investors. The Venture also formed and is a member of a limited liability company for each property that serves as master tenant (Master Tenant). Each Master Tenant leases the property from the Entities through a master lease agreement. Pursuant to the master lease agreements, the Master Tenant has the power to direct the day to day asset management activities that most significantly impact the economic performance of the Entities. As a result, the Entities were deemed to be variable interest entities since the third-party investors holding the equity investment at risk in the Entities do not direct the day to day activities that most significantly impact the economic performance of the properties held by the Entities.

The Venture has made and may continue to make voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves. As of the most recent reconsideration date, such financial support has been significant enough that the Venture was deemed to be the primary beneficiary of each entity. During the three months ended March 31, 2010, the Venture funded $0.3 million of financial support to the Entities.

The Entities were initially consolidated by the Venture upon adoption of ASU 2009-17 on January 1, 2010. The Entities’ assets and associated mortgage notes payable aggregated $251.0 million and $221.5 million, respectively, and were recorded based on their fair value at adoption. We did not recognize a gain or loss on the initial consolidation of these Entities. The assets of the Entities are the sole collateral for the mortgage notes payable and other liabilities of the Entities and as such, the creditors and equity investors of these Entities have no recourse to our assets held outside of these Entities.

For the three months ended March 31, 2010, aggregate revenue and operating expenses relating to the operating activities of the Entities were $6.1 million, and $3.8 million, respectively, and are included in the accompanying consolidated statements of operation. The aggregate losses of the Entities for the three months ended March 31, 2010 were $2.5 million and were all attributable to non-controlling interests.

Investments in real estate of $249.5 million and mortgage notes payable of $221.8 million ($3.5 million of which is current) are included in real estate assets held for investment and notes payable on real estate,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

respectively, in the accompanying consolidated balance sheets as of March 31, 2010. In addition, non-controlling interests of $27.7 million in the accompanying consolidated balance sheets as of March 31, 2010 are attributable to the Entities.

3. New Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (ASC Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and requires more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. We adopted ASU 2009-16 effective January 1, 2010 and it did not have a material effect on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. As required, we adopted the new disclosures and clarifications of existing disclosure requirements, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements, but do not expect it to have a material impact.

4. Fair Value Measurements

The “Fair Value Measurements and Disclosures” Topic of the FASB ASC (Topic 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The fair value measurements employed for our impairment evaluations were generally based on a discounted cash flow approach and/or review of comparable activities in the market place. Inputs used in these evaluations included risk-free rates of return, estimated risk premiums as well as other economic variables.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following non-recurring fair value measurements were recorded during the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Net Carrying Value as of March 31, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three Months Ended March 31, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$38,172	$—	$—	$38,172	$6,947

	Net Carrying Value as of March 31, 2009	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three Months Ended March 31, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$40,255	$—	$—	$40,255	$7,054
Real estate held for investment	$30,950	$—	$—	$30,950	2,991
Notes receivable	$—	$—	$—	$—	6,434

Total impairment charges					$16,479

Investments in Unconsolidated Subsidiaries

During the three months ended March 31, 2010 and 2009, we recorded investment write-downs of $6.9 million and $7.1 million, respectively, within our Global Investment Management segment. Such write-downs were included in equity loss from unconsolidated subsidiaries in the accompanying consolidated statements of operations. Of these amounts, $2.5 million and $1.9 million, respectively, were attributable to non-controlling interests. During the three months ended March 31, 2010, $5.9 million of the investment write-downs were driven by a decrease in the estimated holding period of certain assets held within our Global Investment Management portfolio and $1.0 million was driven by a decline in value of an investment attributable to continued capital market turmoil. During the three months ended March 31, 2009, the write-downs were attributable to declines in value of several investments, primarily as a result of significant capital market turmoil, which adversely affected global commercial real estate fundamentals (as evidenced by low transaction volumes and illiquidity in the capital markets due to the tightened lending standards for commercial real estate). When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time.

Real Estate

During the fourth quarter of 2008, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy and market illiquidity. These conditions continued in the first quarter of 2009. When we performed our quarterly real estate impairment analysis during the first quarter of 2009, we identified two projects where the carrying value was not recoverable primarily due to a decrease in the estimated holding periods of the projects. As a result, during the three months ended March 31, 2009, we recorded impairment charges of $3.0 million to reduce the carrying value of the impaired real estate projects to their estimated fair values. These charges are included in operating, administrative and other expenses in the accompanying consolidated statements of operations within our Development Services segment. Of this amount, $2.6 million was attributable to non-controlling interests.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen and/or markets remain illiquid, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges, which may be material.

Notes Receivable

In the first quarter of 2009, we recorded a $6.4 million impairment charge on two notes receivable secured by real estate as a result of the borrower defaulting on the notes. This impairment charge was included in operating, administrative and other expenses in the accompanying consolidated statement of operations within our Development Services segment. Of this amount, $6.0 million was attributable to non-controlling interests. These defaults resulted from the borrowers’ noncompliance with certain terms of the note agreements. As a result, we accepted assignment of the underlying real estate assets in lieu of foreclosing under our security deeds. The impairment charge we recorded represents the difference between the carrying amounts of the notes and the fair value of the real estate assets acquired. This transaction also resulted in a non-cash reclassification of $16.7 million from notes receivable to real estate held for investment during the three months ended March 31, 2009.

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

Warehouse Receivables: Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Capital Markets.

Available for Sale Securities: These investments are carried at their fair value.

Short-Term Borrowings: The majority of this balance represents our revolving credit facility and our warehouse lines of credit outstanding for CBRE Capital Markets. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value.

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at March 31, 2010. Their actual carrying value totaled $1.6 billion at March 31, 2010 (See Note 9).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $496.9 million at March 31, 2010. Their actual carrying value totaled $436.8 million at March 31, 2010.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Notes Payable on Real Estate: As of March 31, 2010, the carrying value of our notes payable on real estate was $751.3 million (See Note 8). These borrowings mostly have floating interest rates at spreads over a market rate index. Given the credit crunch experienced during 2008 and continuing through the first quarter of 2010, it is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. However, given the volume of notes payable we have and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $3.5 million of these notes payable are recourse to us as of March 31, 2010.

5. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Development Services:
Revenue	$20,936	$14,405
Operating (loss) income	$(2,670)	$1,564
Net loss	$(11,572)	$(2,200)

Global Investment Management:
Revenue	$166,234	$143,709
Operating loss	$(262,999)	$(317,701)
Net loss	$(334,826)	$(359,718)

Other:
Revenue	$29,146	$33,135
Operating income	$2,746	$3,532
Net income	$2,858	$3,624

Total:
Revenue	$216,316	$191,249
Operating loss	$(262,923)	$(312,605)
Net loss	$(343,540)	$(358,294)

During the three months ended March 31, 2010 and 2009, we recorded write-downs of investments of $6.9 million and $7.1 million, respectively, within our Global Investment Management segment (See Note 4).

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. We have also provided development, property management and brokerage services to certain of our unconsolidated subsidiaries in our Development Services segment on an arm’s length basis and earned revenues from these unconsolidated subsidiaries.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of the “Property, Plant and Equipment” Topic of the FASB ASC (Topic 360) and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets.

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Assets:
Real estate held for sale (see Note 7)	$6,204	$7,101
Other current assets	5	8

Total real estate and other assets held for sale	6,209	7,109
Liabilities:
Notes payable on real estate held for sale (see Note 8)	1,175	1,175
Accounts payable and accrued expenses	33	92

Total liabilities related to real estate and other assets held for sale	1,208	1,267

Net real estate and other assets held for sale	$5,001	$5,842

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

	March 31, 2010	December 31, 2009
Real estate included in assets held for sale (see Note 6)	$6,204	$7,101
Real estate under development (non-current)	149,691	160,164
Real estate held for investment (1)	770,897	526,169

Total real estate (2)	$926,792	$693,434

(1)	Net of accumulated depreciation of $30.4 million and $26.7 million at March 31, 2010 and December 31, 2009, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $20.2 million and $5.2 million, respectively, at March 31, 2010 and $20.4 million and $5.9 million, respectively, at December 31, 2009. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the first quarter of 2010, one of our consolidated real estate projects was sold to an affiliate of the project’s lender at a foreclosure auction. The related real estate note payable was nonrecourse to us. As a result of this transaction, we recorded the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for investment	$(16,221)
Restricted cash	(279)
Other current assets	(524)

Total assets	(17,024)

Liabilities:
Notes payable on real estate, current	16,520
Accounts payable and accrued expenses	504

Total liabilities	$17,024

During the three months ended March 31, 2009, we recorded impairment charges of $3.0 million on our real estate held for investment within our Development Services segment (See Note 4).

8. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Current portion of notes payable on real estate	$188,523	$159,921
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	1,175	1,175

Total notes payable on real estate, current portion	189,698	161,096
Notes payable on real estate, non-current portion	561,645	390,181

Total notes payable on real estate	$751,343	$551,277

At March 31, 2010 and December 31, 2009, $3.5 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

9. Debt

Since 2001, we have maintained a credit agreement with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the three months ended March 31, 2009, which included the write-off of $18.1 million of

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

unamortized deferred financing costs and $11.2 million of Credit Agreement amendment fees paid in March 2009. On August 24, 2009, we entered into a loan modification agreement to our Credit Agreement, which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans. On both February 5, 2010 and March 29, 2010, we entered into additional loan modification agreements to our Credit Agreement to further extend debt maturities and amortization schedules.

Subsequent to the March 29, 2010 loan modification, our Credit Agreement includes the following: (1) a $558.1 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, with tranche 1 in the amount of $225.1 million maturing on June 24, 2011 and tranche 2 in the amount of $333.0 million maturing on June 24, 2013; (2) a $579.8 million A term loan facility, which is further broken down as follows: i) a $135.9 million tranche A term loan facility requiring quarterly principal payments beginning December 31, 2010 through September 30, 2011, with the balance payable on December 20, 2011; ii) a $48.6 million tranche A-1 term loan facility payable on December 20, 2013; iii) a $203.2 million tranche A-2 term loan facility, requiring quarterly principal payments of $8.7 million beginning September 30, 2012 and continuing through March 31, 2013, with the balance payable on June 24, 2013; iv) a $167.5 million tranche A-3 term loan facility payable on December 20, 2013; v) a $24.1 million tranche A-3A term loan facility, requiring quarterly principal payments of $0.06 million beginning June 30, 2010 and continuing through September 30, 2013, with the balance payable on December 20, 2013; and vi) a $0.5 million tranche A-4 term loan facility payable on December 20, 2011, and (3) a $1,053.0 million B term loan facility, which is further broken down as follows: i) a $642.8 million tranche B term loan facility requiring quarterly principal payments of $1.9 million through September 30, 2013, with the balance payable on December 20, 2013; ii) a $295.2 million tranche B-1 term loan facility payable on December 20, 2015; and iii) a $115.0 million tranche B-1A term loan facility payable on December 20, 2015. During the three months ended March 31, 2010, we repaid the following amounts: $50.7 million of our tranche A term loan facility, which was applied to the required 2010 principal repayments; $1.2 million of our tranche A-1 term loan facility, which was applied against the balance due at maturity; $0.5 million of our tranche A-4 term loan facility, which repaid the entire outstanding balance; $1.9 million of our tranche B term loan facility, which covered the required quarterly principal payments due March 31, 2010; and $0.5 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity. Some of these prepayments led to a reduction in the interest rate spreads governing our tranche A and A-1 term loan facilities as well as our revolving credit facility.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our United Kingdom (U.K.) subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of March 31, 2010 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2010 and December 31, 2009, we had $20.1 million ($12.3 million under tranche 1 and $7.8 million under tranche 2) and $21.1 million ($13.1 million under tranche 1 and $8.0 million under tranche 2), respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.6% and 5.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2010, letters of credit totaling $29.1 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Borrowings under the term loan facilities as of March 31, 2010 bear interest, based on our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; for the tranche A-3 and A-3A term loan facilities, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; for the tranche B term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; and for the tranche B-1 and B-1A term loan facilities, on either the applicable fixed rate plus 4.50% to 5.50% or the daily rate plus 3.50% to 4.50%. For all term loan facilities, both the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1, A-2, A-3, B-1 and B-1A term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of March 31, 2010 and December 31, 2009, the outstanding balance did not exceed the targeted outstanding amount. As of March 31, 2010 and December 31, 2009, we had $135.9 million and $326.3 million of tranche A term loan facility principal outstanding, respectively, $47.4 million and $48.6 million of tranche A-1 term loan facility principal outstanding, respectively, $203.2 million of tranche A-2 term loan facility principal outstanding, $167.5 million of tranche A-3 term loan facility principal outstanding, $640.9 million and $642.8 million of tranche B term loan facility principal outstanding, respectively, and $294.7 million and $295.2 million of tranche B-1 term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of March 31, 2010, we also had $24.1 million of tranche A-3A term loan facility principal outstanding and $115.0 million of tranche B-1A term loan facility principal outstanding, which are also included in the accompanying consolidated balance sheets.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We had outstanding letters of credit totaling $38.6 million as of March 31, 2010, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through January 2011.

We had guarantees totaling $14.3 million as of March 31, 2010, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $14.3 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through March 2014.

In addition, as of March 31, 2010, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $1.3 billion at March 31, 2010. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $435.3 million at March 31, 2010. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2010 and December 31, 2009, CBRE Capital Markets had $1.2 million of cash deposited under this reserve arrangement, and had provided approximately $2.3 million and $2.0 million, respectively, of loan loss accruals.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2010, we had aggregate commitments of $30.0 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2010, we had committed to fund $27.6 million of additional capital to these unconsolidated subsidiaries.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Loss Per Share

Basic loss per share attributable to CB Richard Ellis Group, Inc. is computed by dividing net loss attributable to CB Richard Ellis Group, Inc. shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted loss per share attributable to CB Richard Ellis Group, Inc. generally further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently issuable shares consist of non-vested stock awards. For the three months ended March 31, 2010 and 2009, all stock options and contingently issuable shares were anti-dilutive, since we reported a net loss for these periods. As a result, basic and diluted loss per share was equivalent for these periods. The following is a calculation of loss per share attributable to CB Richard Ellis Group, Inc. (dollars in thousands, except share data):

	Three Months Ended March 31,
	2010	2009
Computation of basic and diluted loss per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net loss attributable to CB Richard Ellis Group, Inc.	$(6,627)	$(36,689)

Weighted average shares outstanding for basic and diluted loss per share	312,879,640	261,999,151

Basic and diluted loss per share attributable to CB Richard Ellis Group, Inc. shareholders	$(0.02)	$(0.14)

Had we reported net income for the three months ended March 31, 2010 and 2009, options to purchase 4,497,203 and 4,807,380, respectively, shares of common stock would have been included in the computation of diluted earnings per share, while options to purchase 2,984,430 and 7,366,454, respectively, shares of common stock would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect. Additionally, had we reported net income for the three months ended March 31, 2010 and 2009, 9,789,081 and 119,934, respectively, of contingently issuable shares would have been included in the computation of diluted earnings per share, while 947,439 and 4,535,161, respectively, of contingently issuable shares would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect.

12. Comprehensive Loss

The following table provides a summary of comprehensive loss (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(16,187)	$(54,419)
Other comprehensive loss:
Foreign currency translation loss	(24,126)	(28,211)
Unrealized gains on interest rate swaps and interest rate caps, net	122	4,606
Other, net	2,288	360

Total other comprehensive loss	(21,716)	(23,245)

Comprehensive loss	(37,903)	(77,664)
Comprehensive loss attributable to non-controlling interests	(9,920)	(19,552)

Comprehensive loss attributable to CB Richard Ellis Group, Inc.	$(27,983)	$(58,112)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Pensions

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

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Interest cost	$4,063	$3,298
Expected return on plan assets	(3,771)	(2,863)
Amortization of unrecognized net loss	555	240

Net periodic pension cost	$847	$675

We contributed $0.8 million to fund our pension plans during the three months ended March 31, 2010. We expect to contribute a total of $3.6 million to fund our pension plans for the year ending December 31, 2010.

14. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009; condensed consolidating statements of operations for the three months ended March 31, 2010 and 2009; and condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009, of (a) CB Richard Ellis Group, Inc., as the parent, (b) CB Richard Ellis Services, Inc. (CBRE), as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group, Inc., as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$229,835	$283,882	$166,574	$—	$680,295
Restricted cash	—	—	10,328	27,591	—	37,919
Receivables, net	—	—	298,641	421,585	—	720,226
Warehouse receivables (a)	—	—	94,643	—	—	94,643
Income taxes receivable	15,691	131,617	—	25,418	(18,219)	154,507
Prepaid expenses	—	—	40,876	52,689	—	93,565
Deferred tax assets, net	—	—	54,437	21,126	—	75,563
Real estate and other assets held for sale	—	—	—	6,209	—	6,209
Other current assets	—	—	22,949	11,328	—	34,277

Total Current Assets	15,695	361,452	805,756	732,520	(18,219)	1,897,204
Property and equipment, net	—	—	98,659	66,906	—	165,565
Goodwill	—	—	798,778	496,720	—	1,295,498
Other intangible assets, net	—	—	293,931	28,805	—	322,736
Investments in unconsolidated subsidiaries	—	—	66,457	61,102	—	127,559
Investments in consolidated subsidiaries	794,472	2,624,632	895,692	—	(4,314,796)	—
Intercompany loan receivable	—	—	635,000	102,858	(737,858)	—
Deferred tax assets, net	—	—	—	31,850	(31,442)	408
Real estate under development	—	—	—	149,691	—	149,691
Real estate held for investment	—	—	4,680	766,217	—	770,897
Available for sale securities	—	—	32,411	218	—	32,629
Other assets, net	—	27,723	37,283	40,222	—	105,228

Total Assets	$810,167	$3,013,807	$3,668,647	$2,477,109	$(5,102,315)	$4,867,415

Current Liabilities:
Accounts payable and accrued expenses	$—	$18,302	$112,493	$298,645	$—	$429,440
Compensation and employee benefits payable	—	626	140,959	114,659	—	256,244
Accrued bonus and profit sharing	—	—	68,499	118,119	—	186,618
Income taxes payable	—	—	18,219	—	(18,219)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	94,040	—	—	94,040
Revolving credit facility	—	9,868	—	10,279	—	20,147
Other	—	—	329	13,000	—	13,329

Total short-term borrowings	—	9,868	94,369	23,279	—	127,516
Current maturities of long-term debt	—	59,751	230	191	—	60,172
Notes payable on real estate	—	—	—	188,523	—	188,523
Liabilities related to real estate and other assets held for sale	—	—	—	1,208	—	1,208
Other current liabilities	1,190	—	9,698	2,798	—	13,686

Total Current Liabilities	1,190	88,547	444,467	747,422	(18,219)	1,263,407
Long-Term Debt:
Senior secured term loans	—	1,569,043	—	—	—	1,569,043
11.625% senior subordinated notes, net	—	436,783	—	—	—	436,783
Other long-term debt	—	—	—	128	—	128
Intercompany loan payable	196,838	124,962	416,058	—	(737,858)	—

Total Long-Term Debt	196,838	2,130,788	416,058	128	(737,858)	2,005,954
Deferred tax liabilities, net	—	—	31,442	—	(31,442)	—
Pension liability	—	—	—	61,028	—	61,028
Non-current tax liabilities	—	—	73,805	—	—	73,805
Notes payable on real estate	—	—	—	561,645	—	561,645
Other liabilities	—	—	78,243	33,858	—	112,101

Total Liabilities	198,028	2,219,335	1,044,015	1,404,081	(787,519)	4,077,940
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	612,139	794,472	2,624,632	895,692	(4,314,796)	612,139
Non-controlling interests	—	—	—	177,336	—	177,336

Total Equity	612,139	794,472	2,624,632	1,073,028	(4,314,796)	789,475

Total Liabilities and Equity	$810,167	$3,013,807	$3,668,647	$2,477,109	$(5,102,315)	$4,867,415

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Chase Bank, N.A. (JP Morgan), the Fannie Mae As Soon As Pooled (ASAP) and Bank of America (BofA) lines of credit are pledged to JP Morgan, Fannie Mae and BofA, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$242,586	$283,251	$215,716	$—	$741,557
Restricted cash	—	—	13,786	33,011	—	46,797
Receivables, net	—	2	297,717	478,210	—	775,929
Warehouse receivables(a)	—	—	315,033	—	—	315,033
Income taxes receivable	14,062	171,549	—	23,046	(45,625)	163,032
Prepaid expenses	—	—	44,148	55,161	—	99,309
Deferred tax assets, net	—	—	54,183	21,147	—	75,330
Real estate and other assets held for sale	—	—	—	7,109	—	7,109
Available for sale securities	—	—	865	—	—	865
Other current assets	—	4,660	25,371	11,733	—	41,764

Total Current Assets	14,066	418,797	1,034,354	845,133	(45,625)	2,266,725
Property and equipment, net	—	—	106,488	72,487	—	178,975
Goodwill	—	—	797,142	509,230	—	1,306,372
Other intangible assets, net	—	—	293,886	29,018	—	322,904
Investments in unconsolidated subsidiaries	—	—	68,144	67,452	—	135,596
Investments in consolidated subsidiaries	811,588	2,535,355	903,699	—	(4,250,642)	—
Intercompany loan receivable	—	—	635,000	47,271	(682,271)	—
Deferred tax assets, net	—	—	—	34,162	(30,767)	3,395
Real estate under development	—	—	—	160,164	—	160,164
Real estate held for investment	—	—	4,680	521,489	—	526,169
Available for sale securities	—	—	31,796	220	—	32,016
Other assets, net	—	25,914	40,671	40,505	—	107,090

Total Assets	$825,654	$2,980,066	$3,915,860	$2,327,131	$(5,009,305)	$5,039,406

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,905	$126,319	$326,286	$—	$458,510
Compensation and employee benefits payable	—	626	118,310	121,600	—	240,536
Accrued bonus and profit sharing	—	—	128,133	150,311	—	278,444
Income taxes payable	—	—	45,625	—	(45,625)	—
Short-term borrowings:
Warehouse lines of credit(a)	—	—	312,872	—	—	312,872
Revolving credit facility	—	10,501	—	10,549	—	21,050
Other	—	—	350	5,500	—	5,850

Total short-term borrowings	—	10,501	313,222	16,049	—	339,772
Current maturities of long-term debt	—	138,120	232	330	—	138,682
Notes payable on real estate	—	—	—	159,921	—	159,921
Liabilities related to real estate and other assets held for sale	—	—	—	1,267	—	1,267
Other current liabilities	1,190	—	8,946	1,773	—	11,909

Total Current Liabilities	1,190	155,152	740,787	777,537	(45,625)	1,629,041
Long-Term Debt:
Senior secured term loans	—	1,545,490	—	—	—	1,545,490
11.625% senior subordinated notes, net	—	436,502	—	—	—	436,502
Other long-term debt	—	—	—	129	—	129
Intercompany loan payable	195,342	31,334	455,595	—	(682,271)	—

Total Long-Term Debt	195,342	2,013,326	455,595	129	(682,271)	1,982,121
Deferred tax liabilities, net	—	—	30,767	—	(30,767)	—
Pension liability	—	—	—	64,945	—	64,945
Non-current tax liabilities	—	—	73,462	—	—	73,462
Notes payable on real estate	—	—	—	390,181	—	390,181
Other liabilities	—	—	79,894	35,467	—	115,361

Total Liabilities	196,532	2,168,478	1,380,505	1,268,259	(758,663)	4,255,111
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	629,122	811,588	2,535,355	903,699	(4,250,642)	629,122
Non-controlling interests	—	—	—	155,173	—	155,173

Total Equity	629,122	811,588	2,535,355	1,058,872	(4,250,642)	784,295

Total Liabilities and Equity	$825,654	$2,980,066	$3,915,860	$2,327,131	$(5,009,305)	$5,039,406

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan, BofA and the Fannie Mae ASAP lines of credit are pledged to JP Morgan, BofA and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$602,434	$423,449	$—	$1,025,883
Costs and expenses:
Cost of services	—	—	367,146	248,048	—	615,194
Operating, administrative and other	10,376	363	175,192	152,775	—	338,706
Depreciation and amortization	—	—	14,217	12,078	—	26,295

Total costs and expenses	10,376	363	556,555	412,901	—	980,195

Operating (loss) income	(10,376)	(363)	45,879	10,548	—	45,688
Equity loss from unconsolidated subsidiaries	—	—	(3,591)	(2,993)	—	(6,584)
Interest income	—	58	860	1,072	(190)	1,800
Interest expense	—	40,136	122	9,724	(190)	49,792
Royalty and management service (income) expense	—	—	(5,001)	5,001	—	—
(Loss) income from consolidated subsidiaries	(372)	24,006	(6,112)	—	(17,522)	—

(Loss) income before (benefit of) provision for income taxes	(10,748)	(16,435)	41,915	(6,098)	(17,522)	(8,888)
(Benefit of) provision for income taxes	(4,121)	(16,063)	17,909	9,574	—	7,299

Net (loss) income	(6,627)	(372)	24,006	(15,672)	(17,522)	(16,187)
Less: Net loss attributable to non-controlling interests	—	—	—	(9,560)	—	(9,560)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(6,627)	$(372)	$24,006	$(6,112)	$(17,522)	$(6,627)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$558,400	$332,049	$—	$890,449
Costs and expenses:
Cost of services	—	—	352,090	201,329	—	553,419
Operating, administrative and other	7,473	4,425	160,435	133,826	—	306,159
Depreciation and amortization	—	—	13,833	11,559	—	25,392

Total costs and expenses	7,473	4,425	526,358	346,714	—	884,970

Operating (loss) income	(7,473)	(4,425)	32,042	(14,665)	—	5,479
Equity loss from unconsolidated subsidiaries	—	—	(4,032)	(6,165)	—	(10,197)
Interest income	—	26	874	1,451	(46)	2,305
Interest expense	—	27,471	134	7,239	(46)	34,798
Write-off of financing costs	—	29,255	—	—	—	29,255
Royalty and management service (income) expense	—	—	(1,071)	1,071	—	—
(Loss) income from consolidated subsidiaries	(32,197)	4,542	(6,975)	—	34,630	—

(Loss) income before (benefit of) provision for income taxes	(39,670)	(56,583)	22,846	(27,689)	34,630	(66,466)
(Benefit of) provision for income taxes	(2,981)	(24,386)	18,304	(2,984)	—	(12,047)

Net (loss) income	(36,689)	(32,197)	4,542	(24,705)	34,630	(54,419)
Less: Net loss attributable to non-controlling interests	—	—	—	(17,730)	—	(17,730)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(36,689)	$(32,197)	$4,542	$(6,975)	$34,630	$(36,689)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$2,929	$35,254	$(24,277)	$(6,815)	$7,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(1,206)	(1,692)	(2,898)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(1,144)	(2,621)	(3,765)
Contributions to unconsolidated subsidiaries	—	—	(4,970)	(1,356)	(6,326)
Proceeds from the sale of servicing rights and other assets	—	—	3,337	9	3,346
Additions to real estate held for investment	—	—	—	(4,229)	(4,229)
Decrease in restricted cash	—	—	3,457	4,631	8,088
Other investing activities, net	—	—	(922)	1,858	936

Net cash used in investing activities	—	—	(1,448)	(3,400)	(4,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(54,816)	—	—	(54,816)
Proceeds from revolving credit facility	—	—	—	3,740	3,740
Repayment of revolving credit facility	—	—	—	(4,040)	(4,040)
Proceeds from notes payable on real estate held for investment	—	—	—	3,940	3,940
Repayment of notes payable on real estate held for investment	—	—	—	(10,142)	(10,142)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	1,798	1,798
Repayment of notes payable on real estate held for sale and under development	—	—	—	(637)	(637)
(Repayment of) proceeds from short-term borrowings and other loans, net	—	—	(2)	7,500	7,498
Non-controlling interests contributions	—	—	—	2,980	2,980
Non-controlling interests distributions	—	—	—	(555)	(555)
Payment of financing costs	—	(4,137)	—	(220)	(4,357)
(Increase) decrease in intercompany receivables, net	(3,434)	10,948	26,358	(33,872)	—
Other financing activities, net	505	—	—	(138)	367

Net cash (used in) provided by financing activities	(2,929)	(48,005)	26,356	(29,646)	(54,224)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(9,281)	(9,281)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(12,751)	631	(49,142)	(61,262)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	242,586	283,251	215,716	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$229,835	$283,882	$166,574	$680,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$25,065	$13	$4,524	$29,602

Income tax (refunds) payments, net	$—	$—	$(10,803)	$5,709	$(5,094)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$9,668	$(13,860)	$622	$(7,904)	$(11,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(1,766)	(838)	(2,604)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(1,778)	(6,937)	(8,715)
Contributions to unconsolidated subsidiaries	—	—	(3,699)	(6,828)	(10,527)
Proceeds from the sale of servicing rights and other assets	—	—	5,329	60	5,389
Additions to real estate held for investment	—	—	—	(4,814)	(4,814)
Decrease in restricted cash	—	—	1,052	941	1,993
Other investing activities, net	—	—	(18)	5	(13)

Net cash used in investing activities	—	—	(880)	(18,411)	(19,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(105,500)	—	—	(105,500)
Proceeds from revolving credit facility	—	415,000	—	4,078	419,078
Proceeds from notes payable on real estate held for investment	—	—	—	4,983	4,983
Repayment of notes payable on real estate held for investment	—	—	—	(392)	(392)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	15,726	15,726
Repayment of notes payable on real estate held for sale and under development	—	—	—	(15,430)	(15,430)
(Repayment of) proceeds from short-term borrowings and other loans, net	—	—	(1,076)	95	(981)
Non-controlling interests contributions	—	—	—	2,914	2,914
Non-controlling interests distributions	—	—	—	(5)	(5)
Payment of financing costs	—	(16,202)	—	(503)	(16,705)
(Increase) decrease in intercompany receivables, net	(9,443)	(142,216)	153,118	(1,459)	—
Other financing activities, net	(225)	—	—	(434)	(659)

Net cash (used in) provided by financing activities	(9,668)	151,082	152,042	9,573	303,029
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(7,624)	(7,624)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	137,222	151,784	(24,366)	264,640
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	7,203	9,467	142,149	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$144,425	$161,251	$117,783	$423,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$23,599	$—	$5,210	$28,809

Income tax (refunds) payments, net	$—	$—	$(3,799)	$2,010	$(1,789)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Industry Segments

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

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue
Americas	$645,611	$577,041
EMEA	188,160	162,161
Asia Pacific	134,432	93,094
Global Investment Management	39,407	37,296
Development Services	18,273	20,857

	$1,025,883	$890,449

EBITDA
Americas	$61,988	$38,641
EMEA	4,125	(3,117)
Asia Pacific	8,258	1,940
Global Investment Management	(4,930)	(426)
Development Services	5,518	1,366

	$74,959	$38,404

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Americas
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$2,546	$(17,376)
Add:
Depreciation and amortization	14,690	14,258
Interest expense	39,714	27,700
Write-off of financing costs	—	29,255
Royalty and management service income	(4,145)	(827)
Provision for (benefit of) income taxes	10,369	(13,253)
Less:
Interest income	1,186	1,116

EBITDA	$61,988	$38,641

EMEA
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$972	$(8,382)
Add:
Depreciation and amortization	2,390	2,540
Interest expense	89	2
Royalty and management service expense	2,212	156
(Benefit of) provision for income taxes	(1,205)	2,800
Less:
Interest income	333	233

EBITDA	$4,125	$(3,117)

Asia Pacific
Net income attributable to CB Richard Ellis Group, Inc.	$743	$487
Add:
Depreciation and amortization	2,112	2,128
Interest expense	557	648
Royalty and management service expense	1,793	457
Provision for (benefit of) income taxes	3,200	(1,674)
Less:
Interest income	147	106

EBITDA	$8,258	$1,940

Global Investment Management

Net loss attributable to CB Richard Ellis Group, Inc.	$(8,468)	$(5,501)
Add:
Depreciation and amortization	2,857	1,203
Interest expense	4,415	548
Royalty and management service expense	140	214
(Benefit of) provision for income taxes	(3,762)	3,527
Less:
Interest income	112	417

EBITDA	$(4,930)	$(426)

Development Services
Net loss attributable to CB Richard Ellis Group, Inc.	$(2,420)	$(5,917)
Add:
Depreciation and amortization	4,246	5,263
Interest expense	5,017	5,900
Benefit of income taxes	(1,303)	(3,447)
Less:
Interest income	22	433

EBITDA	$5,518	$1,366

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Subsequent Events

We have evaluated events and transactions that have occurred subsequent to March 31, 2010 through the date of issuance of our consolidated financial statements, for potential recognition or disclosure in these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended March 31, 2010, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the second quarter and beyond. See “Forward-Looking Statements.”

Overview

We are the world’s largest commercial real estate services firm, based on 2009 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2009, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 29,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2007, 2008 and 2009, we were the only commercial real estate services company included on the Business Week list of 50 “Best in Class” companies across all industries. In 2008, we became the first commercial real estate services firm to be included in the Fortune 500 and remained the only commercial real estate services company on this list in 2009 and 2010. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for four consecutive years, including 2010 when we ranked 13th overall.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, or the public perception that any of these events may occur, have negatively affected and may continue to negatively affect the performance of many of our business lines. The severe global economic downturn and credit market crisis had significant adverse effects on our operations in 2008 and 2009. Weak economic conditions resulted in, and may continue to result in, low levels of transaction activity, decreased occupancy and rental rates, reduced property values and restrained corporate spending. These trends, in turn, adversely affected and may continue to affect, revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets.

Negative economic conditions have also affected, and may continue to affect, our compensation expense, which is generally structured to decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they have been recently, our management has taken decisive actions to improve operational performance by, among other things, reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels. Notwithstanding these actions, adverse global and regional economic changes remain one of the most significant risks to the financial condition and performance of our operations.

Economic conditions began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. U.S. economic activity progressively weakened throughout 2008 and most of 2009 highlighted by declining employment and highly constrained consumer and business spending. The economic weakness became most severe following the global capital markets disruption in late 2008, which caused credit availability to freeze up, investors to become more risk averse and assets of all types to lose significant value. These conditions also caused the economy to contract further and job losses to accelerate, resulting in a significant decline in leasing activity, space absorption, occupancy levels and rental rates. In addition, investment sales in the United States fell sharply in the face of significantly constrained liquidity, weakened property fundamentals, and the re-pricing of risk caused by economic and market uncertainty. A return to positive economic growth in the United States in the second half of 2009 and a turn toward positive employment growth in early 2010 did not have a meaningful impact on commercial real estate fundamentals. Property values remained under pressure and occupancy and rental rates continued to decline. The credit markets, however, did improve and transaction velocity in sales as well as leasing began to pick up in early 2010.

In Europe, weakening market conditions began to manifest in the United Kingdom in late 2007 and throughout the continent in early 2008. The major European economies also entered into a recession in 2008, which persisted through 2009. Low rates of economic growth have been experienced in early 2010. Leasing activity in the first quarter of 2010 remained subdued, but did revive somewhat compared with 2009’s depressed levels. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. However, larger markets like London and Paris began to show modest increases in investment sales during the fourth quarter of 2009. This trend continued in early 2010 and started to become evident in more European markets. The markets in Asia Pacific were also affected, though generally to a lesser degree than the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in 2008 and most of 2009. In late 2009, transaction activity began to revive in Asia Pacific, reflecting the economic rebound in some countries in this region, including China and Australia. The recovery in this region accelerated in early 2010. Lastly, deteriorating conditions have also adversely affected investment management and development activity since late 2007 as property values have declined sharply, and both financing and disposition options continue to be more limited.

Recovery of our global sales, leasing, investment management and development services operations is contingent on, among other things, the world’s major economies, including the United States, generating stronger, sustained growth, with positive employment gains, credit markets returning to normal with stable, predictable and reasonably-priced financing and business confidence returning for an extended period.

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. In light of the recent economic environment, from 2008 through the three months ended March 31, 2010, no acquisitions have been completed. However, we believe acquisitions will once again serve as a growth engine, supplementing our organic growth as market conditions improve.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through March 31, 2010, we have incurred expenses of $41.9 million related to Insignia and $59.6 million related to Trammell Crow Company in connection with the integration of these companies’ business lines, as well as accounting and other systems, into our own. During the three months ended March 31, 2010, we incurred $1.0 million of integration expenses, the majority of which were related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses relating to past acquisitions of approximately $5 million during 2010, which primarily include residual integration costs associated with our acquisition of Trammell Crow Company.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of March 31, 2010, our total debt, excluding our notes payable on real estate and warehouse lines of credit, was approximately $2.1 billion. Our level of indebtedness and the operating and financial restrictions in our debt agreements both place constraints on the operation of our business. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

On February 5, 2010 and March 29, 2010, we entered into loan modification agreements to our credit agreement, which extended the maturity and amortization schedules on $139.1 million of our term loans and $132.5 million of our revolving credit facility capacity. Since August 2009, we have extended the maturity and amortization schedules on approximately $1.3 billion of debt. During the three months ended March 31, 2010, we also repaid $54.8 million of our senior secured term loans outstanding under our credit agreement. These actions have given us increased flexibility and significantly extended the weighted average maturity of our outstanding debt.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2010 and 2009, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
Revenue	$1,025,883	100.0%	$890,449	100.0%
Costs and expenses:
Cost of services	615,194	60.0	553,419	62.2
Operating, administrative and other	338,706	33.0	306,159	34.4
Depreciation and amortization	26,295	2.5	25,392	2.8

Total costs and expenses	980,195	95.5	884,970	99.4

Operating income	45,688	4.5	5,479	0.6
Equity loss from unconsolidated subsidiaries	(6,584)	(0.7)	(10,197)	(1.2)
Interest income	1,800	0.2	2,305	0.3
Interest expense	49,792	4.9	34,798	3.9
Write-off of financing costs	—	—	29,255	3.3

Loss before provision for (benefit of) income taxes	(8,888)	(0.9)	(66,466)	(7.5)
Provision for (benefit of) income taxes	7,299	0.7	(12,047)	(1.4)

Net loss	(16,187)	(1.6)	(54,419)	(6.1)
Less: Net loss attributable to non-controlling interests	(9,560)	(1.0)	(17,730)	(2.0)

Net loss attributable to CB Richard Ellis Group, Inc.	$(6,627)	(0.6)%	$(36,689)	(4.1)%

EBITDA	$74,959	7.3%	$38,404	4.3%

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss attributable to CB Richard Ellis Group, Inc.	$(6,627)	$(36,689)
Add:
Depreciation and amortization	26,295	25,392
Interest expense	49,792	34,798
Write-off of financing costs	—	29,255
Provision for (benefit of) income taxes	7,299	(12,047)
Less:
Interest income	1,800	2,305

EBITDA	$74,959	$38,404

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We reported a consolidated net loss of $6.6 million for the three months ended March 31, 2010 on revenue of $1.0 billion as compared to a consolidated net loss of $36.7 million on revenue of $890.4 million for the three months ended March 31, 2009.

Our revenue on a consolidated basis for the three months ended March 31, 2010 increased by $135.4 million, or 15.2%, as compared to the three months ended March 31, 2009. This increase was primarily driven by higher worldwide sales, leasing and outsourcing activity. Foreign currency translation had a $43.1 million positive impact on total revenue during the three months ended March 31, 2010.

Our cost of services on a consolidated basis increased by $61.8 million, or 11.2%, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commissions and bonuses. Foreign currency translation had a $26.2 million negative impact on cost of services during the three months ended March 31, 2010. Cost of services as a percentage of revenue decreased from 62.2% for the three months ended March 31, 2009 to 60.0% for the three months ended March 31, 2010. This decrease was primarily the result of the large increase in overall revenue and a shift in the mix of revenue with transaction revenue comprising a greater portion of the total than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis increased by $32.5 million, or 10.6%, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Operating expenses as a percentage of revenue decreased to 33.0% for the three months ended March 31, 2010 from 34.4% for the three months ended March 31, 2009, reflective of our cost containment efforts. Operating expenses in the first quarter of 2009 benefited significantly from lower net bonus and carried interest incentive compensation accruals, recoveries of previously recorded lease reserves for vacated facilities and reduced legal and bad debt provisions, which did not recur in the first quarter of 2010. These reductions in the first quarter of 2009 were partially offset by impairment charges incurred in our Development Services segment, which also did not recur in the current year period. Foreign currency translation had a $12.0 million negative impact on total operating expenses during the three months ended March 31, 2010.

Our depreciation and amortization expense on a consolidated basis was relatively consistent at $26.3 million for the three months ended March 31, 2010 as compared to $25.4 million for the three months ended March 31, 2009.

Our equity loss from unconsolidated subsidiaries on a consolidated basis decreased by $3.6 million, or 35.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease was primarily driven by higher equity losses on investments in our Global Investment Management segment in the prior year period.

Our consolidated interest income was $1.8 million for the three months ended March 31, 2010, a decrease of $0.5 million, or 21.9%, as compared to the three months ended March 31, 2009. This decrease was mainly driven by lower interest income earned in our Development Services segment due to a decrease in notes receivable in the current year period.

Our consolidated interest expense increased by $15.0 million during the three months ended March 31, 2010, or 43.1%, as compared to the three months ended March 31, 2009. The increase was primarily due to interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009.

We wrote off $29.3 million of financing costs during the three months ended March 31, 2009 in connection with the amendment of our credit agreement on March 24, 2009.

Our provision for income taxes on a consolidated basis was $7.3 million for the three months ended March 31, 2010 as compared to a benefit of income taxes of $12.0 million for the three months ended March 31, 2009. Our effective tax rate from continuing operations, after adjusting pre-tax loss to remove the portion attributable to non-controlling interests, increased to 1086.2% for the three months ended March 31, 2010 as compared to 24.7% for the three months ended March 31, 2009. The changes in our provision for income taxes and our effective tax rate were primarily the result of a more significant loss reported in the first quarter of 2009 versus the first quarter of 2010 as well as a greater impact in the current year of losses sustained in jurisdictions where no tax benefit could be provided. The impact of such losses should lessen as 2010 progresses such that our full year 2010 effective tax rate should approximate 38%.

Our net loss attributable to non-controlling interests on a consolidated basis was $9.6 million for the three months ended March 31, 2010 as compared to $17.7 million for the three months ended March 31, 2009. This activity primarily reflects our non-controlling interests’ share of losses within our Global Investment Management and Development Services segments.

Segment Operations

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
Americas
Revenue	$645,611	100.0%	$577,041	100.0%
Costs and expenses:
Cost of services	410,287	63.6	383,092	66.4
Operating, administrative and other	174,841	27.1	156,799	27.2
Depreciation and amortization	14,690	2.2	14,258	2.4

Operating income	$45,793	7.1%	$22,892	4.0%

EBITDA	$61,988	9.6%	$38,641	6.7%

EMEA
Revenue	$188,160	100.0%	$162,161	100.0%
Costs and expenses:
Cost of services	119,451	63.5	110,017	67.8
Operating, administrative and other	64,976	34.5	55,684	34.3
Depreciation and amortization	2,390	1.3	2,540	1.6

Operating income (loss)	$1,343	0.7%	$(6,080)	(3.7)%

EBITDA	$4,125	2.2%	$(3,117)	(1.9)%

Asia Pacific
Revenue	$134,432	100.0%	$93,094	100.0%
Costs and expenses:
Cost of services	85,456	63.6	60,310	64.8
Operating, administrative and other	40,705	30.3	29,949	32.2
Depreciation and amortization	2,112	1.5	2,128	2.2

Operating income	$6,159	4.6%	$707	0.8%

EBITDA	$8,258	6.1%	$1,940	2.1%

Global Investment Management
Revenue	$39,407	100.0%	$37,296	100.0%
Costs and expenses:
Operating, administrative and other	40,939	103.9	29,382	78.8
Depreciation and amortization	2,857	7.2	1,203	3.2

Operating (loss) income	$(4,389)	(11.1)%	$6,711	18.0%

EBITDA	$(4,930)	(12.5)%	$(426)	(1.1)%

Development Services
Revenue	$18,273	100.0%	$20,857	100.0%
Costs and expenses:
Operating, administrative and other	17,245	94.4	34,345	164.7
Depreciation and amortization	4,246	23.2	5,263	25.2

Operating loss	$(3,218)	(17.6)%	$(18,751)	(89.9)%

EBITDA	$5,518	30.2%	$1,366	6.5%

(1)	See Note 15 of the Notes to Consolidated Financial Statements (unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CB Richard Ellis Group, Inc.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Americas

Revenue increased by $68.6 million, or 11.9%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily driven by higher sales and leasing activity, which is indicative of the early stages of a commercial real estate recovery. Foreign currency translation had a $10.7 million positive impact on total revenue during the three months ended March 31, 2010.

Cost of services increased by $27.2 million, or 7.1%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to higher commission expense resulting from higher sales and lease transaction revenue. Foreign currency translation had a $6.6 million negative impact on cost of services during the three months ended March 31, 2010. Cost of services as a percentage of revenue decreased to 63.6% for the three months ended March 31, 2010 from 66.4% for the three months ended March 31, 2009 primarily due to the increase in overall revenue and a shift in the mix of revenue with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $18.0 million, or 11.5%. Operating expenses in the first quarter of 2009 benefited significantly from lower net bonus accruals, recoveries of previously recorded lease reserves for vacated facilities and reduced legal provisions, which did not recur in the first quarter of 2010. Foreign currency translation had a $2.8 million negative impact on total operating expenses during the three months ended March 31, 2010.

EMEA

Revenue increased by $26.0 million, or 16.0%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily attributable to higher sales, leasing and outsourcing activities, particularly in the United Kingdom, France, Germany and the Netherlands. Foreign currency translation had a $13.3 million positive impact on total revenue during the three months ended March 31, 2010.

Cost of services increased by $9.4 million, or 8.6%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily driven by foreign currency translation, which had an $8.3 million negative impact on cost of services during the three months ended March 31, 2010. Higher commission expense resulting from increased transaction revenue also contributed to the variance. Cost of services as a percentage of revenue decreased to 63.5% for the three months ended March 31, 2010 from 67.8% for the three months ended March 31, 2009, primarily driven by the increase in overall revenue and a shift in the mix of revenue with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $9.3 million, or 16.7%. Operating expenses in the first quarter of 2009 benefited significantly from lower net bonus accruals and reduced bad debt provisions, which did not recur in the first quarter of 2010. Foreign currency translation had a $4.4 million negative impact on total operating expenses during the three months ended March 31, 2010.

Asia Pacific

Revenue increased by $41.3 million, or 44.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This revenue increase was primarily driven by higher sales, leasing and outsourcing activity, particularly in Australia, China and Singapore. Foreign currency translation had an $18.2 million positive impact on total revenue during the three months ended March 31, 2010.

Cost of services increased by $25.1 million, or 41.7%, as compared to the three months ended March 31, 2009, driven by foreign currency translation, which had an $11.3 million negative impact on cost of services during the three months ended March 31, 2010. Higher commission expense resulting from increased transaction revenue also contributed to the variance. Cost of services as a percentage of revenue decreased to 63.6% for the three months ended March 31, 2010 from 64.8% for the three months ended March 31, 2009, primarily driven by the increase in overall revenue and a shift in the mix of revenue with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $10.8 million, or 35.9%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to higher operating costs, including payroll-related, travel and marketing costs, which were driven by efforts to grow our business in this region. Foreign currency translation had a $3.7 million negative impact on total operating expenses during the three months ended March 31, 2010.

Global Investment Management

Revenue increased by $2.1 million, or 5.7%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This was driven by the consolidation of several assets due to the adoption of Accounting Standards Update, or ASU, 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” effective January 1, 2010 (see Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more information). Excluding the impact of this adoption, revenue decreased by $4.0 million, primarily as a result of lower fees due to downward pressure on certain asset management fee structures and a decline in assets under management. Foreign currency translation had a $0.9 million positive impact on total revenue during the three months ended March 31, 2010.

Operating, administrative and other expenses increased by $11.6 million, or 39.3%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was partially due to a net accrual for carried interest incentive compensation of $1.1 million for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management in the first quarter of 2010 as compared with a net reversal of carried interest incentive compensation expense of $3.1 million in the first quarter of 2009. Also contributing to the increase in total operating expenses in the current year quarter was a $3.8 million impact from the adoption of ASU 2009-17 and bad debt provisions associated with asset management fees due from a fund. Foreign currency translation had a $1.1 million negative impact on total operating expenses during the three months ended March 31, 2010.

Total assets under management (AUM) as of March 31, 2010 totaled $33.3 billion, a decrease of 8% from March 31, 2009 and 4% from year-end 2009, mainly due to lower property valuations and currency declines.

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

Development Services

Revenue decreased by $2.6 million, or 12.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to lower rental revenue as a result of property dispositions and lower construction revenue driven by the continuation of weak market conditions.

Operating, administrative and other expenses decreased by $17.1 million, or 49.8%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily driven by lower impairment charges related to real estate assets, which totaled $9.4 million for the three months ended March 31, 2009 and did not recur in the first quarter of 2010. Also contributing to the decrease in the current year period was a reduction in payroll-related costs largely resulting from continued cost containment efforts, lower job construction costs, which correlated with the above mentioned construction revenue decrease and lower property operating expenses as a result of the property dispositions noted above.

Development projects in process as of March 31, 2010 totaled $4.7 billion and the inventory of pipeline deals as of March 31, 2010 was $0.9 billion, both unchanged from year-end 2009 and down 13% and 40%, respectively, from year ago levels.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2010 expected capital requirements include approximately $60 million of anticipated net capital expenditures, of which $1.1 million has been funded as of March 31, 2010. As of March 31, 2010, we had aggregate commitments of $30.0 million to fund future co-investments in our Global Investment Management business, all of which is expected to be funded in 2010. Additionally, as of March 31, 2010, we had committed to fund $27.6 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. For more than a year, the global credit markets have experienced unprecedented tightening, which may affect both the availability and cost of our funding sources in the future.

During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented recent global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

From time to time, we also consider potential strategic acquisitions. Our management believes that any future significant acquisitions that we make most likely would require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that our management believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms in the future if we decide to make any further material acquisitions.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $61.0 million and $64.9 million at March 31, 2010 and December 31, 2009, respectively. We expect to contribute a total of $3.6 million to fund our pension plans for the year ending December 31, 2010, of which $0.8 million was funded as of March 31, 2010.

The third long-term liquidity need is the repayment of obligations related to acquisitions. For example, in connection with our acquisitions of CB Richard Ellis KK (Japan) in 2006 and CB Richard Ellis South Asia Pte Ltd (India) in 2007, we incurred obligations with respect to the future purchase of non-controlling interests in such entities. As of both March 31, 2010 and December 31, 2009, we had $58.5 million of these obligations outstanding, which will be paid in 2010. Our deferred purchase obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $7.1 million for the three months ended March 31, 2010 as compared to net cash used in operating activities of $11.5 million for the three months ended March 31, 2009. The increase in cash provided by operating activities in the current year period versus the same period last year was primarily due to higher net payments to vendors and to employees under our deferred compensation plan in the prior year as well as an increase in commissions, bonuses and income taxes accrued in the current year. Also contributing to the increase was a net provision for doubtful accounts in the current year period versus a net recovery in the prior year period. These items were partially offset by a significant decrease in receivables in the prior year versus a moderate decrease in the current year as well as higher bonuses paid in the current year.

Investing Activities

Net cash used in investing activities totaled $4.8 million for the three months ended March 31, 2010, a decrease of $14.4 million as compared to the three months ended March 31, 2009. The decrease was primarily driven by a larger decrease in restricted cash in the first quarter of 2010 versus the same period last year as well as the use of more cash in the prior year quarter for earn out payments associated with in-fill acquisitions and contributions to investments in unconsolidated subsidiaries.

Financing Activities

Net cash used in financing activities totaled $54.2 million for the three months ended March 31, 2010 as compared to net cash provided by financing activities of $303.0 million for the three months ended March 31, 2009. The sharp decrease in cash provided by financing activities was primarily due to activity under our credit agreement in the first quarter of 2009, including higher net borrowings under our revolving credit facility as well as higher repayments of our senior secured term loans.

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

Since 2001, we have maintained a credit agreement with Credit Suisse Group AG, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the three months ended March 31, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of Credit Agreement amendment fees paid in March 2009. On August 24, 2009, we entered into a loan modification agreement to our Credit Agreement, which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans. On both February 5, 2010 and March 29, 2010, we entered into additional loan modification agreements to our Credit Agreement to further extend debt maturities and amortization schedules.

Subsequent to the March 29, 2010 loan modification, our Credit Agreement includes the following: (1) a $558.1 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, with tranche 1 in the amount of $225.1 million maturing on June 24, 2011 and tranche 2 in the amount of $333.0 million maturing on June 24, 2013; (2) a $579.8 million A term loan facility, which is further broken down as follows: i) a $135.9 million tranche A term loan facility requiring quarterly principal payments beginning December 31, 2010 through September 30, 2011, with the balance payable on December 20, 2011; ii) a $48.6 million tranche A-1 term loan facility payable on December 20, 2013; iii) a $203.2 million tranche A-2 term loan facility, requiring quarterly principal payments of $8.7 million beginning September 30, 2012 and continuing through March 31, 2013, with the balance payable on June 24, 2013; iv) a $167.5 million tranche A-3 term loan facility payable on December 20, 2013; v) a $24.1 million tranche A-3A term loan facility, requiring quarterly principal payments of $0.06 million beginning June 30, 2010 and continuing through September 30, 2013, with the balance payable on December 20, 2013; and vi) a $0.5 million tranche A-4 term loan facility payable on December 20, 2011, and (3) a $1,053.0 million B term loan facility, which is further broken down as follows: i) a $642.8 million tranche B term loan facility requiring quarterly principal payments of $1.9 million through September 30, 2013, with the balance payable on December 20, 2013; ii) a $295.2 million tranche B-1 term loan facility payable on December 20, 2015; and iii) a $115.0 million tranche B-1A term loan facility payable on December 20, 2015. During the three months ended March 31, 2010, we repaid the following amounts: $50.7 million of our tranche A term loan facility, which was applied to the required 2010 principal repayments; $1.2 million of our tranche A-1 term loan facility, which was applied against the balance due at maturity; $0.5 million of our tranche A-4 term loan facility, which repaid the entire outstanding balance; $1.9 million of our tranche B term loan facility, which covered the required quarterly principal payments due March 31, 2010; and $0.5 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity. Some of these prepayments led to a reduction in the interest rate spreads governing our tranche A and A-1 term loan facilities as well as our revolving credit facility.

The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our

Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of March 31, 2010 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2010 and December 31, 2009, we had $20.1 million ($12.3 million under tranche 1 and $7.8 million under tranche 2) and $21.1 million ($13.1 million under tranche 1 and $8.0 million under tranche 2), respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.6% and 5.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2010, letters of credit totaling $29.1 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of March 31, 2010 bear interest, based on our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; for the tranche A-3 and A-3A term loan facilities, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; for the tranche B term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; and for the tranche B-1 and B-1A term loan facilities, on either the applicable fixed rate plus 4.50% to 5.50% or the daily rate plus 3.50% to 4.50%. For all term loan facilities, both the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1, A-2, A-3, B-1 and B-1A term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of March 31, 2010 and December 31, 2009, the outstanding balance did not exceed the targeted outstanding amount. As of March 31, 2010 and December 31, 2009, we had $135.9 million and $326.3 million of tranche A term loan facility principal outstanding, respectively, $47.4 million and $48.6 million of tranche A-1 term loan facility principal outstanding, respectively, $203.2 million of tranche A-2 term loan facility principal outstanding, $167.5 million of tranche A-3 term loan facility principal outstanding, $640.9 million and $642.8 million of tranche B term loan facility principal outstanding, respectively, and $294.7 million and $295.2 million of tranche B-1 term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of March 31, 2010, we also had $24.1 million of tranche A-3A term loan facility principal outstanding and $115.0 million of tranche B-1A term loan facility principal outstanding, which are also included in the accompanying consolidated balance sheets.

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

On June 18, 2009, CB Richard Ellis Services, Inc., our wholly-owned subsidiary, issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $436.8 million and $436.5 million at March 31, 2010 and December 31, 2009, respectively.

Our Credit Agreement and the indenture governing our 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. We may from time to time, in our sole discretion, look for opportunities to reduce our outstanding debt under our Credit Agreement and under our 11.625% senior subordinated notes.

From time to time, Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services rate our senior debt. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

We had short-term borrowings of $127.5 million and $339.8 million with related average interest rates of 2.3% and 2.4% as of March 31, 2010 and December 31, 2009, respectively.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of March 31, 2010, provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of November 1, 2010. As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under this revolving credit note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and as of March 31, 2010, provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2011. As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under this revolving note.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and as of March 31, 2010, provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 3, 2010. As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under this facility.

On April 19, 2010, we entered into a Receivables Purchase Agreement, or RPA, which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $55.0 million. Borrowings under this arrangement generally bear interest at the commercial paper rate plus 2.75% and this agreement expires on April 18, 2011.

Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, and BofA for the purpose of funding mortgage loans that will be resold and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of March 31, 2010, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.00% and has a maturity date of January 28, 2011.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of March 31, 2010, provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.75% with a maturity date of April 14, 2010. In April 2010, the maturity date was further extended to May 14, 2010.

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

During the three months ended March 31, 2010, we had a maximum of $327.8 million of warehouse lines of credit principal outstanding. As of March 31, 2010 and December 31, 2009, we had $94.0 million and $312.9 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $94.6 million and $315.0 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2010 and December 31, 2009, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of March 31, 2010, provides for a $25.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 28, 2011. As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement, or the WestLB Credit Agreement, with WestLB AG, as administrative agent for a lender group. In April 2010, Acquisitions II opted to reduce the amount available under the WestLB Credit Agreement to $20.0 million. Borrowings under this credit agreement are used to fund investments in real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of March 31, 2010, borrowing capacity under this agreement, net of outstanding amounts drawn, was $5.2 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on October 13, 2010. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of March 31, 2010 and December 31, 2009, there was $13.0 million and $5.5 million, respectively, outstanding under the WestLB Credit Agreement included in short-term borrowings in the accompanying consolidated balance sheets.

Other Obligations and Commitments

We had outstanding letters of credit totaling $38.6 million as of March 31, 2010, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through January 2011.

We had guarantees totaling $14.3 million as of March 31, 2010, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $14.3 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through March 2014.

In addition, as of March 31, 2010, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing, or DUS, Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $1.3 billion at March 31, 2010. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $435.3 million at March 31, 2010. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2010 and December 31, 2009, CBRE Capital Markets had $1.2 million of cash deposited under this reserve arrangement, and had provided approximately $2.3 million and $2.0 million, respectively, of loan loss accruals.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2010, we had aggregate commitments of $30.0 million to fund future co-investments, all of which is expected to be funded during 2010. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2010, we had committed to fund $27.6 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

Seasonality

A significant portion of our revenue is seasonal, which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. However, there can be no assurance that the foregoing will occur in 2010. Earnings and cash flow have historically been particularly concentrated in the fourth quarter due to investors and companies focusing on completing transactions prior to calendar year-end. This has historically resulted in lower profits or a loss in the first and second quarters, with revenue and profitability improving in each subsequent quarter.

New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2009-16, “Transfers and Servicing (ASC Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and requires more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. We adopted ASU 2009-16 effective January 1, 2010 and it did not have a material effect on our consolidated financial position or results of operations.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010 and as a result, we began consolidating certain variable interest entities that were not previously consolidated by us (See Note 2 of the Notes to Consolidated Financial Statements (unaudited) for more information).

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. As required, we adopted the new disclosures and clarifications of existing disclosure requirements, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements, but do not expect it to have a material impact.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•

the continued volatility and disruption of the capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets;

•	increases in unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash from operations to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to reduce debt and achieve cash interest savings;

•	our ability to comply with the financial ratio covenants under our Credit Agreement;

•	the impairment or weakened financial condition of certain of our clients;

•	client actions to restrain project spending and reduce outsourced staffing levels as well as the potential loss of clients in our outsourcing business due to consolidation or bankruptcies;

•	the impairment of our goodwill and other intangible assets as a result of business deterioration or our stock price falling;

•	our ability to achieve improvements in operating efficiency;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

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

•

the other factors described elsewhere in this quarterly report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2009. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

During the three months ended March 31, 2010, approximately 39.3% of our business was transacted in local currencies of foreign countries, the majority of which includes the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

On April 6, 2010, we entered into three option agreements, including one to sell a notional amount of 4.0 million British pounds sterling, which expires on June 28, 2010, one to sell a notional amount of 4.0 million British pounds sterling, which expires on September 28, 2010 and one to sell a notional amount of 7.6 million

British pounds sterling, which expires on December 29, 2010. On April 12, 2010, we entered into three additional option agreements, including one to sell a notional amount of 2.7 million euros, which expires on June 28, 2010, one to sell a notional amount of 2.4 million euros, which expires on September 28, 2010 and one to sell a notional amount of 11.0 million euros, which expires on December 29, 2010.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at March 31, 2010. Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $496.9 million at March 31, 2010.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 57 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at March 31, 2010, the net impact would be an increase of $2.5 million on pre-tax loss and cash used in operating activities for the three months ended March 31, 2010.

We also have $751.3 million of notes payable on real estate as of March 31, 2010. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10%, our total estimated interest cost related to notes payable would increase by approximately $1.1 million for the three months ended March 31, 2010. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair market value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

Item 4. Controls and Procedures

Our policy for disclosure controls and procedures provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Form 10-K for the annual period ended December 31, 2009.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the annual period ended December 31, 2009.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 (incorporated by reference to Exhibit 3.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

3.2	Amended and Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 5, 2008)

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)

Exhibit Number	Description

4.2(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)

10.1	Loan Modification Agreement, dated as of February 5, 2010, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse AG (formerly known as “Credit Suisse”), as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on February 10, 2010)

10.2	Loan Modification Agreement, dated as of March 29, 2010, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse AG (formerly known as “Credit Suisse”), as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on April 2, 2010)

10.3	Special Retention Award Restricted Stock Unit Agreement, dated March 4, 2010, between CB Richard Ellis Group, Inc. and Brett White (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on March 8, 2010)+

11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

+	Denotes a management contract or compensatory plan or arrangement
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: May 10, 2010	/s/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: May 10, 2010	/s/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)