Form 10-Q
period 2010-06-30
CB RICHARD ELLIS GROUP INC
filed 2010-08-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Class A common stock outstanding at July 31, 2010 was 321,776,329.

FORM 10-Q

June 30, 2010

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$743,563	$741,557
Restricted cash	37,324	46,797
Receivables, less allowance for doubtful accounts of $47,932 and $41,397 at June 30, 2010 and December 31, 2009, respectively	731,621	775,929
Warehouse receivables	260,636	315,033
Income taxes receivable	54,204	163,032
Prepaid expenses	92,999	99,309
Deferred tax assets, net	75,737	75,330
Real estate and other assets held for sale	12,140	7,109
Other current assets	44,880	42,629

Total Current Assets	2,053,104	2,266,725
Property and equipment, net	153,104	178,975
Goodwill	1,276,840	1,306,372
Other intangible assets, net of accumulated amortization of $149,791 and $138,244 at June 30, 2010 and December 31, 2009, respectively	323,500	322,904
Investments in unconsolidated subsidiaries	119,120	135,596
Deferred tax assets, net	25	3,395
Real estate under development	130,503	160,164
Real estate held for investment	743,405	526,169
Available for sale securities	30,668	32,016
Other assets, net	100,781	107,090

Total Assets	$4,931,050	$5,039,406

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$364,634	$458,510
Compensation and employee benefits payable	240,532	240,536
Accrued bonus and profit sharing	180,543	278,444
Short-term borrowings:
Warehouse lines of credit	258,972	312,872
Revolving credit facility	25,155	21,050
Other	2,016	5,850

Total short-term borrowings	286,143	339,772
Current maturities of long-term debt	87,848	138,682
Notes payable on real estate	208,054	159,921
Liabilities related to real estate and other assets held for sale	11,201	1,267
Other current liabilities	16,184	11,909

Total Current Liabilities	1,395,139	1,629,041
Long-Term Debt:
Senior secured term loans	1,535,104	1,545,490
11.625% senior subordinated notes, net of unamortized discount of $12,926 and $13,498 at June 30, 2010 and December 31, 2009, respectively	437,074	436,502
Other long-term debt	132	129

Total Long-Term Debt	1,972,310	1,982,121
Pension liability	60,058	64,945
Non-current tax liabilities	75,433	73,462
Notes payable on real estate	499,374	390,181
Other liabilities	108,126	115,361

Total Liabilities	4,110,440	4,255,111
Commitments and contingencies	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 321,784,335 and 321,767,407 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3,218	3,218
Additional paid-in capital	777,866	755,989
Accumulated earnings (deficit)	33,155	(15,008)
Accumulated other comprehensive loss	(172,438)	(115,077)

Total CB Richard Ellis Group, Inc. Stockholders’ Equity	641,801	629,122
Non-controlling interests	178,809	155,173

Total Equity	820,610	784,295

Total Liabilities and Equity	$4,931,050	$5,039,406

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$1,171,919	$955,667	$2,197,802	$1,846,116

Costs and expenses:
Cost of services	678,714	566,831	1,293,908	1,120,250
Operating, administrative and other	372,033	328,671	710,739	634,830
Depreciation and amortization	27,616	24,166	53,911	49,558

Total costs and expenses	1,078,363	919,668	2,058,558	1,804,638
Gain on disposition of real estate	3,623	2,925	3,623	2,925

Operating income	97,179	38,924	142,867	44,403
Equity income (loss) from unconsolidated subsidiaries	14,235	(1,743)	7,651	(11,940)
Interest income	3,111	1,237	4,911	3,542
Interest expense	50,275	47,418	100,067	82,216
Write-off of financing costs	—	—	—	29,255

Income (loss) from continuing operations before provision for (benefit of) income taxes	64,250	(9,000)	55,362	(75,466)
Provision for (benefit of) income taxes	26,704	4,706	34,003	(7,341)

Net income (loss) from continuing operations	37,546	(13,706)	21,359	(68,125)
Income from discontinued operations, net of income taxes	7,140	—	7,140	—

Net income (loss)	44,686	(13,706)	28,499	(68,125)
Less: Net loss attributable to non-controlling interests	(10,104)	(7,069)	(19,664)	(24,799)

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$54,790	$(6,637)	$48,163	$(43,326)

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.15	$(0.02)	$0.13	$(0.16)
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	0.02	—	0.02	—

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.17	$(0.02)	$0.15	$(0.16)

Weighted average shares outstanding for basic income (loss) per share	312,910,934	265,683,366	312,895,372	263,851,431

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.15	$(0.02)	$0.13	$(0.16)
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	0.02	—	0.02	—

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.17	$(0.02)	$0.15	$(0.16)

Weighted average shares outstanding for diluted income (loss) per share	318,425,227	265,683,366	317,736,844	263,851,431

Amounts attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations, net of tax	$47,279	$(6,637)	$40,652	$(43,326)
Discontinued operations, net of tax	7,511	—	7,511	—

Net income (loss)	$54,790	$(6,637)	$48,163	$(43,326)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,499	$(68,125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,079	49,558
Amortization and write-off of financing costs	5,325	33,461
Write-down of impaired real estate and other assets	—	12,083
Gain on sale of loans, servicing rights and other assets	(20,343)	(8,527)
Gain on disposition of real estate held for investment	(11,879)	—
Equity (income) loss from unconsolidated subsidiaries	(7,651)	11,940
Provision for (recovery of) doubtful accounts	12,421	(2,442)
Compensation expense related to stock options and non-vested stock awards	22,018	16,296
Distribution of earnings from unconsolidated subsidiaries	11,793	5,830
Tenant concessions received	3,424	579
Decrease in receivables	4,961	106,637
Decrease in deferred compensation assets	—	221,416
Decrease in prepaid expenses and other assets	4,352	1,320
Increase in real estate held for sale and under development	(10,868)	(9,376)
Decrease in accounts payable and accrued expenses	(23,737)	(60,787)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(83,708)	(186,337)
Decrease in income taxes receivable	113,243	51,830
Decrease in other liabilities, including deferred compensation liabilities	(601)	(250,250)
Other operating activities, net	(321)	(7,825)

Net cash provided by (used in) operating activities	101,007	(82,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,161)	(5,880)
Acquisition of businesses, including net assets acquired, intangibles and goodwill	(62,720)	(16,581)
Contributions to unconsolidated subsidiaries	(10,852)	(35,775)
Distributions from unconsolidated subsidiaries	16,130	2,780
Net proceeds from disposition of real estate held for investment	57,249	—
Additions to real estate held for investment	(5,212)	(7,914)
Proceeds from the sale of servicing rights and other assets	9,741	6,423
Decrease (increase) in restricted cash	7,804	(5,810)
Other investing activities, net	(954)	(793)

Net cash provided by (used in) investing activities	4,025	(63,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(60,770)	(300,500)
Proceeds from revolving credit facility	16,349	571,422
Repayment of revolving credit facility	(10,496)	(554,000)
Proceeds from 11.625% senior subordinated notes	—	435,928
Proceeds from notes payable on real estate held for investment	8,741	12,088
Repayment of notes payable on real estate held for investment	(48,493)	(997)
Proceeds from notes payable on real estate held for sale and under development	3,214	32,170
Repayment of notes payable on real estate held for sale and under development	(3,412)	(32,046)
Repayment of short-term borrowings and other loans, net	(4,047)	(1,412)
Proceeds from issuance of common stock, net	—	146,350
Proceeds from exercise of stock options	312	4,092
Non-controlling interests contributions	22,103	15,660
Non-controlling interests distributions	(6,954)	(8,469)
Payment of financing costs	(5,707)	(29,225)
Other financing activities, net	19	(1,653)

Net cash (used in) provided by financing activities	(89,141)	289,408
Effect of currency exchange rate changes on cash and cash equivalents	(13,885)	7,558

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,006	150,697
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	741,557	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$743,563	$309,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$85,408	$57,245

Income tax refunds, net	$(77,047)	$(57,385)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CB Richard Ellis Group, Inc. Shareholders				Non-controlling interests	Total
	Class A common stock	Additional paid-in capital	Accumulated (deficit) earnings	Accumulated other comprehensive loss
Balance at December 31, 2009	$3,218	$755,989	$(15,008)	$(115,077)	$155,173	$784,295
Net income (loss)	—	—	48,163	—	(19,664)	28,499
Adoption of Accounting Standards Update 2009-17 (See Note 2)	—	—	—	—	29,534	29,534
Compensation expense for stock options and non-vested stock awards	—	22,018	—	—	—	22,018
Foreign currency translation loss	—	—	—	(59,870)	(724)	(60,594)
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	296	—	296
Contributions from non-controlling interests	—	—	—	—	22,103	22,103
Distributions to non-controlling interests	—	—	—	—	(6,954)	(6,954)
Other	—	(141)	—	2,213	(659)	1,413

Balance at June 30, 2010	$3,218	$777,866	$33,155	$(172,438)	$178,809	$820,610

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

In 2008 and most of 2009, worldwide commercial real estate fundamentals and transaction activity weakened significantly due to the credit crisis and severe global recession. High unemployment rates, sharply reduced global trade, curtailed corporate spending and weak consumer confidence negatively impacted office, industrial and retail real estate markets as companies shrank their occupancy, placed excess space on the market for sublease and deferred occupancy decisions. Property sales transactions declined sharply due to constrained liquidity in the capital markets as many lenders tightened underwriting standards for commercial real estate. Capitalization rates increased as potential buyers of commercial real estate re-evaluated commercial real estate versus other asset classes available for investment. Occupancy and rent levels weakened significantly for the primary property types that we service, develop or own. A return to positive economic growth in the United States (U.S.) in late 2009 and in 2010 has moderately improved commercial real estate fundamentals. Property values have remained under pressure, but appear to be stabilizing, and occupancy and rental rates continued to decline, albeit at a slower rate. In the first half of 2010, improved economic and credit market conditions led to a rebound in sales and leasing velocity from a very depressed level in 2009. The recoverability of our investments in unconsolidated subsidiaries and our investments in real estate has been impacted by the overall downturn in the global economy. The assumptions utilized in our recoverability analysis of these investments reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions had deteriorated and that these challenging conditions could persist for some time. If conditions in the broader economy, commercial real estate industry, specific markets or property types in which we operate worsen, we could have additional impairment charges.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2009.

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

A consolidated subsidiary (the Venture) sponsored investments by third-party investors in eight commercial properties through the formation of tenant-in-common limited liability companies and Delaware Statutory Trusts (collectively referred to as “the Entities”) that are owned by the third-party investors. The Venture also formed and is a member of a limited liability company for each property that serves as master tenant (Master Tenant). Each Master Tenant leases the property from the Entities through a master lease agreement. Pursuant to the master lease agreements, the Master Tenant has the power to direct the day-to-day asset management activities that most significantly impact the economic performance of the Entities. As a result, the Entities were deemed to be variable interest entities since the third-party investors holding the equity investment at risk in the Entities do not direct the day-to-day activities that most significantly impact the economic performance of the properties held by the Entities.

The Venture has made and may continue to make voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves. As of the most recent reconsideration date, such financial support has been significant enough that the Venture was deemed to be the primary beneficiary of each entity. During the six months ended June 30, 2010, the Venture funded $0.5 million of financial support to the Entities.

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

For the three and six months ended June 30, 2010, aggregate revenue of $9.5 million and $15.6 million, respectively, and operating expenses of $5.4 million and $9.2 million, respectively, relating to the operating activities of the Entities are included in the accompanying consolidated statements of operations. The aggregate losses of the Entities for the three and six months ended June 30, 2010 were $3.0 million and $5.5 million, respectively, and were all attributable to non-controlling interests.

Investments in real estate of $247.1 million and mortgage notes payable of $222.4 million ($3.6 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of June 30, 2010. In addition, non-controlling interests of $24.7 million in the accompanying consolidated balance sheets as of June 30, 2010 are attributable to the Entities.

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

The following non-recurring fair value measurements were recorded during the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Net Carrying Value as of June 30, 2009				Total Impairment Charges for the Three Months Ended June 30, 2009
		Fair Value Measured and Recorded Using
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$35,810	$—	$—	$35,810	$3,628
Real estate	$16,409	$—	$—	$16,409	3,232

Total impairment charges					$6,860

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Net Carrying Value as of June 30, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Six Months Ended June 30, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$32,803	$—	$—	$32,803	$6,947

	Net Carrying Value as of June 30, 2009	Fair Value Measured and Recorded Using			Total Impairment Charges for the Six Months Ended June 30, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$58,743	$—	$—	$58,743	$10,682
Real estate	$46,779	$—	$—	$46,779	6,223
Notes receivable	$—	$—	$—	$—	5,860

Total impairment charges					$22,765

Investments in Unconsolidated Subsidiaries

During the three and six months ended June 30, 2009, we recorded investment write-downs of $3.6 million and $10.7 million, respectively, within our Global Investment Management segment. Of these amounts, $1.1 million and $3.0 million, respectively, were attributable to non-controlling interests. During the three months ended June 30, 2009, the investment write-downs were primarily driven by a decrease in the estimated holding period of certain assets held within our Global Investment Management portfolio. During the six months ended June 30, 2009, we incurred an additional $7.1 million of impairment charges, mainly attributable to declines in value of several investments, primarily as a result of significant capital market turmoil, which adversely affected global commercial real estate fundamentals (as evidenced by low transaction volumes and illiquidity in the capital markets due to the tightened lending standards for commercial real estate).

During the six months ended June 30, 2010, we recorded write-downs of $6.9 million within our Global Investment Management segment, $2.5 million of which were attributable to non-controlling interests. Of these write-downs, $5.9 million were driven by a decrease in the estimated holding period of certain assets held within our Global Investment Management portfolio and $1.0 million was driven by a decline in value of an investment attributable to continued capital market turmoil.

All of our impairment charges related to investments in unconsolidated subsidiaries were included in equity income (loss) from unconsolidated subsidiaries in the accompanying consolidated statements of operations. When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time.

Real Estate

During the three and six months ended June 30, 2009, we recorded charges of $3.2 million and $6.2 million, respectively, including impairment charges on real estate held for investment and a provision for loss on real estate held for sale. These charges were included in operating, administrative and other expenses in the accompanying consolidated statements of operations within our Development Services segment. Of these amounts, $2.0 million and $4.6 million, respectively, were attributable to non-controlling interests. Impairment

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

charges recorded in the second quarter of 2009 included a provision for loss on real estate held for sale of $3.2 million to reduce the carrying value of a condominium project to its fair value less cost to sell, primarily due to reduced unit selling prices resulting from market conditions. During the six months ended June 30, 2009, we recorded additional impairment charges of $3.0 million related to three projects where the carrying value was not recoverable primarily due to a decrease in the estimated holding periods of the projects.

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

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at June 30, 2010, which approximates their actual carrying value at June 30, 2010 (See Note 9).

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $492.0 million at June 30, 2010. Their actual carrying value totaled $437.1 million at June 30, 2010.

Notes Payable on Real Estate: As of June 30, 2010, the carrying value of our notes payable on real estate was $718.5 million (See Note 8). These borrowings mostly have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $3.5 million of these notes payable are recourse to us as of June 30, 2010.

5. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Development Services:
Revenue	$31,625	$23,713	$52,561	$38,118
Operating income	$37,739	$14,006	$35,069	$15,570
Net income	$25,036	$6,553	$13,464	$4,353

Global Investment Management:
Revenue	$109,590	$145,026	$275,824	$288,735
Operating loss	$(92,723)	$(78,281)	$(355,722)	$(395,982)
Net loss	$(113,824)	$(144,455)	$(448,650)	$(504,173)

Other:
Revenue	$31,748	$37,697	$60,894	$70,832
Operating income	$4,758	$4,977	$7,504	$8,509
Net income	$4,917	$5,008	$7,775	$8,632

Total:
Revenue	$172,963	$206,436	$389,279	$397,685
Operating loss	$(50,226)	$(59,298)	$(313,149)	$(371,903)
Net loss	$(83,871)	$(132,894)	$(427,411)	$(491,188)

During the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009, we recorded non-cash write-downs of investments of $3.6 million, $6.9 million and $10.7 million, respectively, within our Global Investment Management segment (See Note 4).

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

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Assets:
Real estate held for sale (See Note 7)	$12,135	$7,101
Other current assets	5	8

Total real estate and other assets held for sale	12,140	7,109
Liabilities:
Notes payable on real estate held for sale (See Note 8)	11,036	1,175
Accounts payable and accrued expenses	165	92

Total liabilities related to real estate and other assets held for sale	11,201	1,267

Net real estate and other assets held for sale	$939	$5,842

7. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold or otherwise disposed. Additionally, effective January 1, 2010, we adopted ASU 2009-17 and began consolidating certain variable interest entities that hold investments in real estate (See Note 2). Certain real estate assets secure the outstanding balances of underlying mortgage or construction loans. Our real estate is reported in our Development Services and Global Investment Management segments and consisted of the following (dollars in thousands):

	June 30, 2010	December 31, 2009
Real estate included in assets held for sale (See Note 6)	$12,135	$7,101
Real estate under development (non-current)	130,503	160,164
Real estate held for investment (1)	743,405	526,169

Total real estate (2)	$886,043	$693,434

(1)	Net of accumulated depreciation of $34.1 million and $26.7 million at June 30, 2010 and December 31, 2009, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $19.6 million and $4.6 million, respectively, at June 30, 2010 and $20.4 million and $5.9 million, respectively, at December 31, 2009. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

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

No material write-downs were recorded by us during the three and six months ended June 30, 2010. During the six months ended June 30, 2009, we recorded impairment charges of $3.0 million on our real estate held for investment within our Development Services segment. In addition, during the three and six months ended June 30, 2009, we also recorded a provision for loss on real estate held for sale of $3.2 million within our Development Services segment. See Note 4 for additional information.

8. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	June 30, 2010	December 31, 2009
Current portion of notes payable on real estate	$208,054	$159,921
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (See Note 6)	11,036	1,175

Total notes payable on real estate, current portion	219,090	161,096
Notes payable on real estate, non-current portion	499,374	390,181

Total notes payable on real estate	$718,464	$551,277

At June 30, 2010 and December 31, 2009, $3.5 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the six months ended June 30, 2010, we repaid the following amounts: $50.7 million of our tranche A term loan facility, which was applied to the required 2010 principal repayments; $4.2 million of our tranche A-1 term loan facility, which was applied against the balance due at maturity; $0.06 million of our tranche A-3A term loan facility, which covered the required quarterly principal payment due June 30, 2010; $0.5 million of our tranche A-4 term loan facility, which repaid the entire outstanding balance; $3.8 million of our tranche B term loan facility, which covered the required quarterly principal payments due March 31, 2010 and June 30, 2010; $1.2 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity; and $0.3 million of our tranche B-1A term loan facility, which covered a portion of the balance due at maturity.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our United Kingdom (U.K.) subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of June 30, 2010 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2010 and December 31, 2009, we had $25.2 million ($12.6 million under tranche 1 and $12.6 million under tranche 2) and $21.1 million ($13.1 million under tranche 1 and $8.0 million under tranche 2), respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.6% and 5.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 30, 2010, letters of credit totaling $26.5 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of June 30, 2010 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; for the tranche A-3 and A-3A term loan facilities, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; for the tranche B term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; and for the tranche B-1 and B-1A term loan facilities, on either the applicable fixed rate plus 4.50% to 5.50% or the daily rate plus 3.50% to 4.50%. For all term loan facilities, both the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1, A-2, A-3, B-1 and B-1A term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of June 30, 2010 and December 31, 2009, the outstanding balance did not exceed the targeted outstanding amount. As of June 30, 2010 and December 31, 2009, we had $135.9 million and $326.3 million of tranche A term loan facility principal outstanding, respectively, $44.4 million and $48.6 million of tranche A-1 term loan facility principal outstanding, respectively, $203.2 million and $0 of tranche A-2 term loan facility principal outstanding, respectively, $167.5 million and $0 of tranche A-3 term loan facility principal outstanding, respectively, $639.0 million and $642.8 million of tranche B term loan facility principal outstanding, respectively, and $294.0 million and $295.2 million of tranche B-1 term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of June 30, 2010, we also had $24.0 million of tranche A-3A term loan facility principal outstanding and $114.7 million of tranche B-1A term loan facility principal outstanding, which are also included in the accompanying consolidated balance sheets.

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

Our Credit Agreement and the indenture governing our 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. Our minimum coverage ratio of EBITDA to total interest expense was 5.51x for the trailing twelve months ended June 30, 2010 and our maximum leverage ratio of total debt less available cash to EBITDA was 1.69x as of June 30, 2010.

On April 19, 2010, we entered into a Receivables Purchase Agreement (RPA), which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for borrowings up to a maximum of $55.0 million. Borrowings under this arrangement generally bear interest at the commercial paper rate plus 2.75% and this agreement expires on April 18, 2011. As of June 30, 2010, there were no amounts outstanding under this agreement.

10. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed upon us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

We had outstanding letters of credit totaling $34.7 million as of June 30, 2010, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through July 2011.

We had guarantees totaling $11.5 million as of June 30, 2010, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $11.5 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through October 2013.

In addition, as of June 30, 2010, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing (DUS) Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $1.4 billion at June 30, 2010. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $435.3 million at June 30, 2010. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2010 and December 31, 2009, CBRE Capital Markets had $1.5 million and $1.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $2.7 million and $2.0 million, respectively, of loan loss accruals.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2010, we had aggregate commitments of $27.5 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2010, we had committed to fund $29.9 million of additional capital to these unconsolidated subsidiaries.

11. Income (Loss) Per Share

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. is computed by dividing net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. generally further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently issuable shares consist of non-vested stock awards. For the three and six months ended June 30, 2009, all stock options and contingently issuable shares were anti-dilutive, since we reported a net loss for these periods. As a result, basic and diluted loss per share was the same for the three and six months ended June 30, 2009. The following is a calculation of income (loss) per share attributable to CB Richard Ellis Group, Inc. (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Computation of basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$54,790	$(6,637)	$48,163	$(43,326)
Weighted average shares outstanding for basic income (loss) per share	312,910,934	265,683,366	312,895,372	263,851,431

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.17	$(0.02)	$0.15	$(0.16)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$54,790	$(6,637)	$48,163	$(43,326)
Weighted average shares outstanding for basic income (loss) per share	312,910,934	265,683,366	312,895,372	263,851,431
Dilutive effect of stock options	2,595,767	—	2,494,663	—
Dilutive effect of contingently issuable shares	2,918,526	—	2,346,809	—

Weighted average shares outstanding for diluted income (loss) per share	318,425,227	265,683,366	317,736,844	263,851,431

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.17	$(0.02)	$0.15	$(0.16)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three and six months ended June 30, 2010, options to purchase 838,830 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Additionally, 398,047 and 397,577 of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect for the three and six months ended June 30, 2010, respectively.

Had we reported net income for the three and six months ended June 30, 2009, options to purchase 4,779,425 shares of common stock would have been included in the computation of diluted earnings per share, while options to purchase 6,867,927 shares of common stock would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect. Additionally, had we reported net income for the three and six months ended June 30, 2009, 198,562 of contingently issuable shares would have been included in the computation of diluted earnings per share, while 4,449,584 of contingently issuable shares would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect.

12. Comprehensive Income (Loss)

The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$44,686	$(13,706)	$28,499	$(68,125)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(36,468)	58,819	(60,594)	30,608
Unrealized gains on interest rate swaps and interest rate caps, net	174	1,240	296	5,846
Other, net	(75)	(174)	2,213	186

Total other comprehensive (loss) income	(36,369)	59,885	(58,085)	36,640
Comprehensive income (loss)	8,317	46,179	(29,586)	(31,485)
Comprehensive loss attributable to non-controlling interests	(10,468)	(5,822)	(20,388)	(25,374)

Comprehensive income (loss) attributable to CB Richard Ellis Group, Inc.	$18,785	$52,001	$(9,198)	$(6,111)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest cost	$3,884	$3,547	$7,947	$6,845
Expected return on plan assets	(3,605)	(3,081)	(7,376)	(5,944)
Amortization of unrecognized net loss	530	258	1,085	498

Net periodic pension cost	$809	$724	$1,656	$1,399

We contributed $0.8 million and $1.6 million to fund our pension plans during the three and six months ended June 30, 2010, respectively. We expect to contribute a total of $3.5 million to fund our pension plans for the year ending December 31, 2010.

14. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for both the three and six months ended June 30, 2010 were reported in our Development Services segment as follows (dollars in thousands):

Revenue	$978

Costs and expenses:
Operating, administrative and other	356
Depreciation and amortization	168

Total costs and expenses	524
Gain on disposition of real estate	11,879

Operating income	12,333
Interest income	1
Interest expense	715

Income from discontinued operations, before provision for income taxes	11,619
Provision for income taxes	4,479

Income from discontinued operations, net of income taxes	7,140
Less: Loss from discontinued operations attributable to non-controlling interests	(371)

Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	$7,511

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009; condensed consolidating statements of operations for the three and six months ended June 30, 2010 and 2009; and condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009, of (a) CB Richard Ellis Group, Inc. as the parent, (b) CB Richard Ellis Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$138,924	$449,711	$154,924	$—	$743,563
Restricted cash	—	4,819	5,449	27,056	—	37,324
Receivables, net	—	4	306,185	425,432	—	731,621
Warehouse receivables (a)	—	—	260,636	—	—	260,636
Income taxes receivable	13,467	68,984	—	16,826	(45,073)	54,204
Prepaid expenses	—	2,557	39,954	50,488	—	92,999
Deferred tax assets, net	—	—	52,937	22,800	—	75,737
Real estate and other assets held for sale	—	—	—	12,140	—	12,140
Other current assets	—	—	30,341	14,539	—	44,880

Total Current Assets	13,471	215,288	1,145,213	724,205	(45,073)	2,053,104
Property and equipment, net	—	—	92,001	61,103	—	153,104
Goodwill	—	—	798,630	478,210	—	1,276,840
Other intangible assets, net	—	—	294,523	28,977	—	323,500
Investments in unconsolidated subsidiaries	—	—	61,688	57,432	—	119,120
Investments in consolidated subsidiaries	826,187	2,757,705	899,141	—	(4,483,033)	—
Intercompany loan receivable	—	—	635,000	43,477	(678,477)	—
Deferred tax assets, net	—	—	—	31,542	(31,517)	25
Real estate under development	—	—	—	130,503	—	130,503
Real estate held for investment	—	—	4,685	738,720	—	743,405
Available for sale securities	—	—	30,437	231	—	30,668
Other assets, net	—	26,833	33,841	40,107	—	100,781

Total Assets	$839,658	$2,999,826	$3,995,159	$2,334,507	$(5,238,100)	$4,931,050

Current Liabilities:
Accounts payable and accrued expenses	$—	$4,408	$114,815	$245,411	$—	$364,634
Compensation and employee benefits payable	—	626	137,480	102,426	—	240,532
Accrued bonus and profit sharing	—	—	104,226	76,317	—	180,543
Income taxes payable	—	—	45,073	—	(45,073)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	258,972	—	—	258,972
Revolving credit facility	—	9,711	—	15,444	—	25,155
Other	—	—	16	2,000	—	2,016

Total short-term borrowings	—	9,711	258,988	17,444	—	286,143
Current maturities of long-term debt	—	87,736	1	111	—	87,848
Notes payable on real estate	—	—	—	208,054	—	208,054
Liabilities related to real estate and other assets held for sale	—	—	—	11,201	—	11,201
Other current liabilities	—	—	13,014	3,170	—	16,184

Total Current Liabilities	—	102,481	673,597	664,134	(45,073)	1,395,139
Long-Term Debt:
Senior secured term loans	—	1,535,104	—	—	—	1,535,104
11.625% senior subordinated notes, net	—	437,074	—	—	—	437,074
Other long-term debt	—	—	—	132	—	132
Intercompany loan payable	197,857	98,980	381,640	—	(678,477)	—

Total Long-Term Debt	197,857	2,071,158	381,640	132	(678,477)	1,972,310
Deferred tax liabilities, net	—	—	31,517	—	(31,517)	—
Pension liability	—	—	—	60,058	—	60,058
Non-current tax liabilities	—	—	75,433	—	—	75,433
Notes payable on real estate	—	—	—	499,374	—	499,374
Other liabilities	—	—	75,267	32,859	—	108,126

Total Liabilities	197,857	2,173,639	1,237,454	1,256,557	(755,067)	4,110,440
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	641,801	826,187	2,757,705	899,141	(4,483,033)	641,801
Non-controlling interests	—	—	—	178,809	—	178,809

Total Equity	641,801	826,187	2,757,705	1,077,950	(4,483,033)	820,610

Total Liabilities and Equity	$839,658	$2,999,826	$3,995,159	$2,334,507	$(5,238,100)	$4,931,050

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Fannie Mae As Soon As Pooled (ASAP), Bank of America (BofA) and JP Morgan Chase Bank, N.A. (JP Morgan) lines of credit are pledged to Fannie Mae, BofA and JP Morgan, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$242,586	$283,251	$215,716	$—	$741,557
Restricted cash	—	—	13,786	33,011	—	46,797
Receivables, net	—	2	297,717	478,210	—	775,929
Warehouse receivables (a)	—	—	315,033	—	—	315,033
Income taxes receivable	14,062	171,549	—	23,046	(45,625)	163,032
Prepaid expenses	—	—	44,148	55,161	—	99,309
Deferred tax assets, net	—	—	54,183	21,147	—	75,330
Real estate and other assets held for sale	—	—	—	7,109	—	7,109
Other current assets	—	4,660	26,236	11,733	—	42,629

Total Current Assets	14,066	418,797	1,034,354	845,133	(45,625)	2,266,725
Property and equipment, net	—	—	106,488	72,487	—	178,975
Goodwill	—	—	797,142	509,230	—	1,306,372
Other intangible assets, net	—	—	293,886	29,018	—	322,904
Investments in unconsolidated subsidiaries	—	—	68,144	67,452	—	135,596
Investments in consolidated subsidiaries	811,588	2,535,355	903,699	—	(4,250,642)	—
Intercompany loan receivable	—	—	635,000	47,271	(682,271)	—
Deferred tax assets, net	—	—	—	34,162	(30,767)	3,395
Real estate under development	—	—	—	160,164	—	160,164
Real estate held for investment	—	—	4,680	521,489	—	526,169
Available for sale securities	—	—	31,796	220	—	32,016
Other assets, net	—	25,914	40,671	40,505	—	107,090

Total Assets	$825,654	$2,980,066	$3,915,860	$2,327,131	$(5,009,305)	$5,039,406

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,905	$126,319	$326,286	$—	$458,510
Compensation and employee benefits payable	—	626	118,310	121,600	—	240,536
Accrued bonus and profit sharing	—	—	128,133	150,311	—	278,444
Income taxes payable	—	—	45,625	—	(45,625)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	312,872	—	—	312,872
Revolving credit facility	—	10,501	—	10,549	—	21,050
Other	—	—	350	5,500	—	5,850

Total short-term borrowings	—	10,501	313,222	16,049	—	339,772
Current maturities of long-term debt	—	138,120	232	330	—	138,682
Notes payable on real estate	—	—	—	159,921	—	159,921
Liabilities related to real estate and other assets held for sale	—	—	—	1,267	—	1,267
Other current liabilities	1,190	—	8,946	1,773	—	11,909

Total Current Liabilities	1,190	155,152	740,787	777,537	(45,625)	1,629,041
Long-Term Debt:
Senior secured term loans	—	1,545,490	—	—	—	1,545,490
11.625% senior subordinated notes, net	—	436,502	—	—	—	436,502
Other long-term debt	—	—	—	129	—	129
Intercompany loan payable	195,342	31,334	455,595	—	(682,271)	—

Total Long-Term Debt	195,342	2,013,326	455,595	129	(682,271)	1,982,121
Deferred tax liabilities, net	—	—	30,767	—	(30,767)	—
Pension liability	—	—	—	64,945	—	64,945
Non-current tax liabilities	—	—	73,462	—	—	73,462
Notes payable on real estate	—	—	—	390,181	—	390,181
Other liabilities	—	—	79,894	35,467	—	115,361

Total Liabilities	196,532	2,168,478	1,380,505	1,268,259	(758,663)	4,255,111
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	629,122	811,588	2,535,355	903,699	(4,250,642)	629,122
Non-controlling interests	—	—	—	155,173	—	155,173

Total Equity	629,122	811,588	2,535,355	1,058,872	(4,250,642)	784,295

Total Liabilities and Equity	$825,654	$2,980,066	$3,915,860	$2,327,131	$(5,009,305)	$5,039,406

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan, BofA and the Fannie Mae ASAP lines of credit are pledged to JP Morgan, BofA and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$670,790	$501,129	$—	$1,171,919
Costs and expenses:
Cost of services	—	—	397,544	281,170	—	678,714
Operating, administrative and other	10,734	2,151	189,287	169,861	—	372,033
Depreciation and amortization	—	—	14,517	13,099	—	27,616

Total costs and expenses	10,734	2,151	601,348	464,130	—	1,078,363
Gain on disposition of real estate	—	—	3,313	310	—	3,623

Operating (loss) income	(10,734)	(2,151)	72,755	37,309	—	97,179
Equity income from unconsolidated subsidiaries	—	—	12,398	1,837	—	14,235
Interest income	—	45	626	2,599	(159)	3,111
Interest expense	—	39,453	117	10,864	(159)	50,275
Royalty and management service (income) expense	—	—	(6,096)	6,096	—	—
Income from consolidated subsidiaries	61,260	86,312	27,966	—	(175,538)	—

Income from continuing operations before (benefit of) provision for income taxes	50,526	44,753	119,724	24,785	(175,538)	64,250
(Benefit of) provision for income taxes	(4,264)	(16,507)	33,412	14,063	—	26,704

Net income from continuing operations	54,790	61,260	86,312	10,722	(175,538)	37,546
Income from discontinued operations, net of income taxes	—	—	—	7,140	—	7,140

Net income	54,790	61,260	86,312	17,862	(175,538)	44,686
Less: Net loss attributable to non-controlling interests	—	—	—	(10,104)	—	(10,104)

Net income attributable to CB Richard Ellis Group, Inc.	$54,790	$61,260	$86,312	$27,966	$(175,538)	$54,790

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$568,754	$386,913	$—	$955,667
Costs and expenses:
Cost of services	—	—	348,964	217,867	—	566,831
Operating, administrative and other	7,493	(1,637)	184,111	138,704	—	328,671
Depreciation and amortization	—	—	13,684	10,482	—	24,166

Total costs and expenses	7,493	(1,637)	546,759	367,053	—	919,668
Gain on disposition of real estate	—	—	—	2,925	—	2,925

Operating (loss) income	(7,493)	1,637	21,995	22,785	—	38,924
Equity loss from unconsolidated subsidiaries	—	—	(238)	(1,505)	—	(1,743)
Interest income	—	2	1,193	1,034	(992)	1,237
Interest expense	—	39,872	89	8,449	(992)	47,418
Royalty and management service (income) expense	—	—	(4,917)	4,917	—	—
(Loss) income from consolidated subsidiaries	(2,133)	21,051	5,843	—	(24,761)	—

(Loss) income before (benefit of) provision for income taxes	(9,626)	(17,182)	33,621	8,948	(24,761)	(9,000)
(Benefit of) provision for income taxes	(2,989)	(15,049)	12,570	10,174	—	4,706

Net (loss) income	(6,637)	(2,133)	21,051	(1,226)	(24,761)	(13,706)
Less: Net loss attributable to non-controlling interests	—	—	—	(7,069)	—	(7,069)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(6,637)	$(2,133)	$21,051	$5,843	$(24,761)	$(6,637)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,273,224	$924,578	$—	$2,197,802
Costs and expenses:
Cost of services	—	—	764,690	529,218	—	1,293,908
Operating, administrative and other	21,110	2,514	364,479	322,636	—	710,739
Depreciation and amortization	—	—	28,734	25,177	—	53,911

Total costs and expenses	21,110	2,514	1,157,903	877,031	—	2,058,558
Gain on disposition of real estate	—	—	3,313	310	—	3,623

Operating (loss) income	(21,110)	(2,514)	118,634	47,857	—	142,867
Equity income (loss) from unconsolidated subsidiaries	—	—	8,807	(1,156)	—	7,651
Interest income	—	103	1,486	3,671	(349)	4,911
Interest expense	—	79,589	239	20,588	(349)	100,067
Royalty and management service (income) expense	—	—	(11,097)	11,097	—	—
Income from consolidated subsidiaries	60,888	110,318	21,854	—	(193,060)	—

Income from continuing operations before (benefit of) provision for income taxes	39,778	28,318	161,639	18,687	(193,060)	55,362
(Benefit of) provision for income taxes	(8,385)	(32,570)	51,321	23,637	—	34,003

Net income (loss) from continuing operations	48,163	60,888	110,318	(4,950)	(193,060)	21,359
Income from discontinued operations, net of income taxes	—	—	—	7,140	—	7,140

Net income	48,163	60,888	110,318	2,190	(193,060)	28,499
Less: Net loss attributable to non-controlling interests	—	—	—	(19,664)	—	(19,664)

Net income attributable to CB Richard Ellis Group, Inc.	$48,163	$60,888	$110,318	$21,854	$(193,060)	$48,163

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,127,154	$718,962	$—	$1,846,116
Costs and expenses:
Cost of services	—	—	701,054	419,196	—	1,120,250
Operating, administrative and other	14,966	2,788	344,546	272,530	—	634,830
Depreciation and amortization	—	—	27,517	22,041	—	49,558

Total costs and expenses	14,966	2,788	1,073,117	713,767	—	1,804,638
Gain on disposition of real estate	—	—	—	2,925	—	2,925

Operating (loss) income	(14,966)	(2,788)	54,037	8,120	—	44,403
Equity loss from unconsolidated subsidiaries	—	—	(4,270)	(7,670)	—	(11,940)
Interest income	—	28	2,067	2,485	(1,038)	3,542
Interest expense	—	67,343	223	15,688	(1,038)	82,216
Write-off of financing costs	—	29,255	—	—	—	29,255
Royalty and management service (income) expense	—	—	(5,988)	5,988	—	—
(Loss) income from consolidated subsidiaries	(34,330)	25,593	(1,132)	—	9,869	—

(Loss) income before (benefit of) provision for income taxes	(49,296)	(73,765)	56,467	(18,741)	9,869	(75,466)
(Benefit of) provision for income taxes	(5,970)	(39,435)	30,874	7,190	—	(7,341)

Net (loss) income	(43,326)	(34,330)	25,593	(25,931)	9,869	(68,125)
Less: Net loss attributable to non-controlling interests	—	—	—	(24,799)	—	(24,799)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(43,326)	$(34,330)	$25,593	$(1,132)	$9,869	$(43,326)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$9,936	$58,386	$84,825	$(52,140)	$101,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(3,376)	(3,785)	(7,161)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(2,303)	(60,417)	(62,720)
Contributions to unconsolidated subsidiaries	—	—	(7,830)	(3,022)	(10,852)
Distributions from unconsolidated subsidiaries	—	—	15,961	169	16,130
Net proceeds from disposition of real estate held for investment	—	—	—	57,249	57,249
Additions to real estate held for investment	—	—	—	(5,212)	(5,212)
Proceeds from the sale of servicing rights and other assets	—	—	9,708	33	9,741
Decrease (increase) in restricted cash	—	—	8,336	(532)	7,804
Other investing activities, net	—	—	(954)	—	(954)

Net cash provided by (used in) investing activities	—	—	19,542	(15,517)	4,025

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(60,770)	—	—	(60,770)
Proceeds from revolving credit facility	—	—	—	16,349	16,349
Repayment of revolving credit facility	—	—	—	(10,496)	(10,496)
Proceeds from notes payable on real estate held for investment	—	—	—	8,741	8,741
Repayment of notes payable on real estate held for investment	—	—	—	(48,493)	(48,493)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,214	3,214
Repayment of notes payable on real estate held for sale and under development	—	—	—	(3,412)	(3,412)
Repayment of short-term borrowings and other loans, net	—	—	(547)	(3,500)	(4,047)
Proceeds from exercise of stock options	312	—	—	—	312
Non-controlling interests contributions	—	—	—	22,103	22,103
Non-controlling interests distributions	—	—	—	(6,954)	(6,954)
Payment of financing costs	—	(4,994)	—	(713)	(5,707)
(Increase) decrease in intercompany receivables, net	(10,484)	(96,284)	62,640	44,128	—
Other financing activities, net	236	—	—	(217)	19

Net cash (used in) provided by financing activities	(9,936)	(162,048)	62,093	20,750	(89,141)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(13,885)	(13,885)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(103,662)	166,460	(60,792)	2,006
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	242,586	283,251	215,716	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$138,924	$449,711	$154,924	$743,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$76,484	$2	$8,922	$85,408

Income tax (refunds) payments, net	$(6,424)	$(78,380)	$(9,967)	$17,724	$(77,047)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$12,121	$(24,516)	$3,673	$(73,997)	$(82,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(3,593)	(2,287)	(5,880)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(5,648)	(10,933)	(16,581)
Contributions to unconsolidated subsidiaries	—	—	(3,266)	(32,509)	(35,775)
Distributions from unconsolidated subsidiaries	—	—	2,122	658	2,780
Additions to real estate held for investment	—	—	—	(7,914)	(7,914)
Proceeds from the sale of servicing rights and other assets	—	—	6,214	209	6,423
Increase in restricted cash	—	—	(2,380)	(3,430)	(5,810)
Other investing activities, net	—	—	(793)	—	(793)

Net cash used in investing activities	—	—	(7,344)	(56,206)	(63,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(300,500)	—	—	(300,500)
Proceeds from revolving credit facility	—	563,543	—	7,879	571,422
Repayment of revolving credit facility	—	(554,000)	—	—	(554,000)
Proceeds from 11.625% senior subordinated notes	—	435,928	—	—	435,928
Proceeds from notes payable on real estate held for investment	—	—	—	12,088	12,088
Repayment of notes payable on real estate held for investment	—	—	—	(997)	(997)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	32,170	32,170
Repayment of notes payable on real estate held for sale and under development	—	—	—	(32,046)	(32,046)
(Repayment of) proceeds from short-term borrowings and other loans, net	—	—	(1,501)	89	(1,412)
Proceeds from issuance of common stock, net	146,350	—	—	—	146,350
Proceeds from exercise of stock options	4,092	—	—	—	4,092
Non-controlling interests contributions	—	—	—	15,660	15,660
Non-controlling interests distributions	—	—	—	(8,469)	(8,469)
Payment of financing costs	—	(28,722)	—	(503)	(29,225)
(Increase) decrease in inter-company receivables, net	(161,801)	11,290	72,520	77,991	—
Other financing activities, net	(762)	—	—	(891)	(1,653)

Net cash (used in) provided by financing activities	(12,121)	127,539	71,019	102,971	289,408
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	7,558	7,558

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	103,023	67,348	(19,674)	150,697
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	7,203	9,467	142,149	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$110,226	$76,815	$122,475	$309,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$47,310	$106	$9,829	$57,245

Income tax (refunds) payments, net	$(2,126)	$(9,221)	$(54,870)	$8,832	$(57,385)

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Americas	$722,255	$601,565	$1,367,866	$1,178,606
EMEA	225,378	176,595	413,538	338,756
Asia Pacific	158,678	122,652	293,110	215,746
Global Investment Management	46,896	32,606	86,303	69,902
Development Services	18,712	22,249	36,985	43,106

	$1,171,919	$955,667	$2,197,802	$1,846,116

EBITDA
Americas	$89,847	$42,602	$151,835	$81,243
EMEA	19,865	5,928	23,990	2,811
Asia Pacific	12,777	12,219	21,035	14,159
Global Investment Management	10,766	2,181	5,836	1,755
Development Services	28,380	5,486	33,898	6,852

	$161,635	$68,416	$236,594	$106,820

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

(Unaudited)

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Americas
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$35,038	$(13,383)	$37,584	$(30,759)
Add:
Depreciation and amortization	14,997	14,233	29,687	28,491
Interest expense	38,972	39,307	78,686	67,007
Write-off of financing costs	—	—	—	29,255
Royalty and management service income	(5,347)	(3,878)	(9,492)	(4,705)
Provision for (benefit of) income taxes	7,062	7,163	17,431	(6,090)
Less:
Interest income	875	840	2,061	1,956

EBITDA	$89,847	$42,602	$151,835	$81,243

EMEA
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$5,278	$6,954	$6,250	$(1,428)
Add:
Depreciation and amortization	2,384	2,621	4,774	5,161
Interest expense	36	481	125	483
Royalty and management service expense	3,329	2,456	5,541	2,612
Provision for (benefit of) income taxes	9,189	(6,488)	7,984	(3,688)
Less:
Interest income	351	96	684	329

EBITDA	$19,865	$5,928	$23,990	$2,811

Asia Pacific
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$5,907	$(2,022)	$6,650	$(1,535)
Add:
Depreciation and amortization	2,007	2,128	4,119	4,256
Interest expense	613	745	1,170	1,393
Royalty and management service expense	1,745	1,220	3,538	1,677
Provision for income taxes	4,288	10,293	7,488	8,619
Less:
Interest income	1,783	145	1,930	251

EBITDA	$12,777	$12,219	$21,035	$14,159

Global Investment Management
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(1,119)	$4,490	$(9,587)	$(1,011)
Add:
Depreciation and amortization	3,613	1,186	6,470	2,389
Interest expense	6,063	1,041	10,478	1,589
Royalty and management service expense	273	202	413	416
Provision for (benefit of) income taxes	1,992	(4,703)	(1,770)	(1,176)
Less:
Interest income	56	35	168	452

EBITDA	$10,766	$2,181	$5,836	$1,755

Development Services
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$9,686	$(2,676)	$7,266	$(8,593)
Add:
Depreciation and amortization (1)	4,783	3,998	9,029	9,261
Interest expense (2)	5,306	5,844	10,323	11,744
Provision for (benefit of) income taxes (3)	8,652	(1,559)	7,349	(5,006)
Less:
Interest income	47	121	69	554

EBITDA (4)	$28,380	$5,486	$33,898	$6,852

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Includes depreciation and amortization related to discontinued operations of $0.2 million for the three and six months ended June 30, 2010.
(2)	Includes interest expense related to discontinued operations of $0.7 million for the three and six months ended June 30, 2010.
(3)	Includes provision for income taxes related to discontinued operations of $4.5 million for the three and six months ended June 30, 2010.
(4)	Includes EBITDA related to discontinued operations of $12.9 million for the three and six months ended June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended June 30, 2010, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the third quarter and beyond. For important information regarding these forward-looking statements, please see the discussion under the caption “Forward-Looking Statements.”

Overview

We are the world’s largest commercial real estate services firm, based on 2009 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2009, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 29,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2008, we became the first commercial real estate services firm to be included in the Fortune 500 and remained the only commercial real estate services company on this list in 2009 and 2010. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for four consecutive years, including in 2010 when we ranked 13th overall. In 2010, The Financial Times named us Property Investment Advisor of the Year.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, or the public perception that any of these events may occur, will negatively affect the performance of our business lines. In 2008 and 2009, the severe global economic downturn and credit market crisis had significant adverse effects on our operations, resulting in depressed levels of transaction activity, decreased occupancy and rental rates, sharply lower property values and restrained corporate spending. These trends, in turn, adversely affected revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets.

Negative economic conditions also affected our compensation expense, which is generally structured to decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they were in 2008 and 2009, our management takes decisive actions to improve operational performance by, among other things, reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels. Notwithstanding these actions, adverse global and regional economic changes remain one of the most significant risks to the financial condition and performance of our operations.

Economic conditions began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007, and the decline in U.S. economic activity accelerated throughout 2008 and most of 2009. The economic weakness became most severe following the global capital markets disruption in late 2008, which caused credit availability to freeze up, investors to become more risk averse and assets of all types to lose significant value. These conditions also caused the economy to contract further and job losses to increase, resulting in a significant decline in leasing activity, space absorption, occupancy levels and rental rates. In addition, U.S. investment sales fell sharply in the face of significantly constrained liquidity, weakened property fundamentals, and the re-pricing of risk. A return to positive economic growth in the United States in the second half of 2009 and a turn toward positive employment growth in early 2010 has had only a modestly beneficial impact on commercial real estate fundamentals. Property values remained under pressure, but appear to be stabilizing, and occupancy and rental rates continued to decline, albeit at a slower rate. However, the credit markets and business confidence improved and sales and leasing transaction velocity began to rebound in early 2010, compared with the depressed levels of 2009.

In Europe, weakening market conditions began to manifest in the United Kingdom in late 2007 and throughout the continent in early 2008. The major European economies also entered into a recession in 2008, which deepened and persisted through 2009. Low rates of economic growth have occurred in 2010. Leasing activity in the second quarter of 2010 remained subdued, but did revive somewhat compared with 2009’s depressed levels. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. However, larger markets like London and Paris began to show modest increases in investment sales during the fourth quarter of 2009. This trend continued in 2010 and became evident in more European markets. The markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in 2008 and most of 2009. In late 2009 and continuing in 2010, transaction activity began to revive in Asia Pacific, reflecting the economic rebound in some countries in this region, including China and Australia.

Deteriorating conditions have also adversely affected investment management and development activity since late 2007 as property values declined sharply, and both financing and disposition options became more limited. The financing and disposition markets began to improve modestly in 2010.

Recovery of our global sales, leasing, investment management and development services operations is contingent on, among other things, the world’s major economies, including the United States, generating stronger, sustained growth with positive employment gains; credit markets continuing to improve with stable, predictable and reasonably-priced financing; and business and consumer confidence being fully restored.

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. In light of the recent economic environment, from 2008 through the three months ended March 31, 2010, no acquisitions were completed. During the three months ended June 30, 2010, we acquired a small niche industrial practice in the United Kingdom. As market conditions continue to improve, we believe acquisitions will once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. These transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through June 30, 2010, we have incurred expenses of $41.9 million related to Insignia and $60.5 million related to Trammell Crow Company in connection with the integration of these companies’ business lines, as well as accounting and other systems, into our own. During the six months ended June 30, 2010, we incurred $2.0 million of integration expenses, the majority of which were related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses relating to past acquisitions of approximately $5 million during 2010, which primarily include residual integration costs associated with our acquisition of Trammell Crow Company.

International Operations

We have made significant acquisitions of non-U.S. companies and we may acquire additional international companies in the future. As we increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the United States only at levels necessary for operating purposes. In addition, from time to time we enter into foreign currency exchange contracts to mitigate our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of foreign currencies into U.S. dollars. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, our management cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of June 30, 2010, our total debt, excluding our notes payable on real estate and warehouse lines of credit, was approximately $2.1 billion. Our level of indebtedness and the operating and financial restrictions in our debt agreements place constraints on the operation of our business. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

On February 5, 2010 and March 29, 2010, we entered into loan modification agreements to our credit agreement, which extended the maturity and amortization schedules on $139.1 million of our term loans and $132.5 million of our revolving credit facility capacity. Since August 2009, we have extended the maturity and amortization schedules on approximately $1.3 billion of debt. During the six months ended June 30, 2010, we repaid $60.8 million of our senior secured term loans outstanding under our credit agreement. In addition, on July 1, 2010, we prepaid $150.0 million of our term B senior secured term loans, which will result in interest expense savings, not only on the prepaid debt, but also on all of our remaining term B senior secured term loans outstanding by 50 basis points. All of these actions have given us increased flexibility and significantly extended the weighted average maturity of our outstanding debt.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies as of June 30, 2010.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Revenue	$1,171,919	100.0%	$955,667	100.0%	$2,197,802	100.0%	$1,846,116	100.0%
Costs and expenses:
Cost of services	678,714	57.9	566,831	59.3	1,293,908	58.9	1,120,250	60.7
Operating, administrative and other	372,033	31.7	328,671	34.4	710,739	32.3	634,830	34.4
Depreciation and amortization	27,616	2.4	24,166	2.5	53,911	2.5	49,558	2.7

Total costs and expenses	1,078,363	92.0	919,668	96.2	2,058,558	93.7	1,804,638	97.8
Gain on disposition of real estate	3,623	0.3	2,925	0.3	3,623	0.2	2,925	0.2

Operating income	97,179	8.3	38,924	4.1	142,867	6.5	44,403	2.4
Equity income (loss) from unconsolidated subsidiaries	14,235	1.2	(1,743)	(0.2)	7,651	0.3	(11,940)	(0.6)
Interest income	3,111	0.3	1,237	0.1	4,911	0.2	3,542	0.2
Interest expense	50,275	4.3	47,418	4.9	100,067	4.5	82,216	4.5
Write-off of financing costs	—	—	—	—	—	—	29,255	1.6

Income (loss) from continuing operations before provision for (benefit of) income taxes	64,250	5.5	(9,000)	(0.9)	55,362	2.5	(75,466)	(4.1)
Provision for (benefit of) income taxes	26,704	2.3	4,706	0.5	34,003	1.5	(7,341)	(0.4)

Net income (loss) from continuing operations	37,546	3.2	(13,706)	(1.4)	21,359	1.0	(68,125)	(3.7)
Income from discontinued operations, net of income taxes	7,140	0.6	—	—	7,140	0.3	—	—

Net income (loss)	44,686	3.8	(13,706)	(1.4)	28,499	1.3	(68,125)	(3.7)
Less: Net loss attributable to non-controlling interests	(10,104)	(0.9)	(7,069)	(0.7)	(19,664)	(0.9)	(24,799)	(1.4)

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$54,790	4.7%	$(6,637)	(0.7)%	$48,163	2.2%	$(43,326)	(2.3)%

EBITDA (1)	$161,635	13.8%	$68,416	7.2%	$236,594	10.8%	$106,820	5.8%

(1)	Includes EBITDA related to discontinued operations of $12.9 million for the three and six months ended June 30, 2010.

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$54,790	$(6,637)	$48,163	$(43,326)
Add:
Depreciation and amortization (1)	27,784	24,166	54,079	49,558
Interest expense (2)	50,990	47,418	100,782	82,216
Write-off of financing costs	—	—	—	29,255
Provision for (benefit of) income taxes (3)	31,183	4,706	38,482	(7,341)
Less:
Interest income	3,112	1,237	4,912	3,542

EBITDA (4)	$161,635	$68,416	$236,594	$106,820

(1)	Includes depreciation and amortization related to discontinued operations of $0.2 million for the three and six months ended June 30, 2010.
(2)	Includes interest expense related to discontinued operations of $0.7 million for the three and six months ended June 30, 2010.
(3)	Includes provision for income taxes related to discontinued operations of $4.5 million for the three and six months ended June 30, 2010.
(4)	Includes EBITDA related to discontinued operations of $12.9 million for the three and six months ended June 30, 2010.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

We reported consolidated net income of $54.8 million for the three months ended June 30, 2010 on revenue of $1.2 billion as compared to a consolidated net loss of $6.6 million on revenue of $955.7 million for the three months ended June 30, 2009.

Our revenue on a consolidated basis for the three months ended June 30, 2010 increased by $216.3 million, or 22.6%, as compared to the three months ended June 30, 2009. This increase was primarily driven by higher worldwide sales (up 61.2%), leasing (up 29.4%) and outsourcing (up 10.3%) activity. Foreign currency translation had an $18.9 million positive impact on total revenue during the three months ended June 30, 2010.

Our cost of services on a consolidated basis increased by $111.9 million, or 19.7%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission and bonus accruals. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $12.4 million negative impact on cost of services during the three months ended June 30, 2010. Cost of services as a percentage of revenue decreased from 59.3% for the three months ended June 30, 2009 to 57.9% for the three months ended June 30, 2010. This decrease was primarily the result of the strong improvement in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis increased by $43.4 million, or 13.2%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance. Foreign currency translation had a $5.6 million negative impact on total operating expenses during the three months ended June 30, 2010. Operating expenses as a percentage of revenue decreased to 31.7% for the three months ended June 30, 2010 from 34.4% for the three months ended June 30, 2009, reflective of our cost containment efforts during the recessionary period of 2008 and 2009 as well as the strong improvement in overall revenue.

Our depreciation and amortization expense on a consolidated basis increased by $3.5 million, or 14.3%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily attributable to higher depreciation expense within our Global Investment Management segment driven by the consolidation of several assets due to the adoption of Accounting Standards Update, or ASU, 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” effective January 1, 2010 (See Note 2 to the Notes to Consolidated Financial Statements (Unaudited) for more information).

Our gain on disposition of real estate on a consolidated basis was $3.6 million for the three months ended June 30, 2010 as compared to $2.9 million for the three months ended June 30, 2009. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis was $14.2 million for the three months ended June 30, 2010 as compared to an equity loss from unconsolidated subsidiaries of $1.7 million for the three months ended June 30, 2009. The increase in equity income in the current year quarter was primarily driven by a gain on a property sale within our Development Services segment as well as impairments of equity investments in our Global Investment Management segment in the prior year period.

Our consolidated interest income was $3.1 million for the three months ended June 30, 2010, an increase of $1.9 million, or 151.5%, as compared to the three months ended June 30, 2009. This increase was mainly driven by higher interest income reported in our Asia Pacific segment, which resulted from the final measurement of a deferred purchase obligation related to the purchase of remaining non-controlling interests in our subsidiary in India.

Our consolidated interest expense increased by $2.9 million, or 6.0%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily due to higher interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009 and increased interest expense reported by our Global Investment Management segment resulting from the consolidation of several assets due to the adoption of ASU 2009-17 in the current year. These increases were largely offset by lower interest expense associated with our credit agreement.

Our provision for income taxes on a consolidated basis was $26.7 million for the three months ended June 30, 2010 as compared to $4.7 million for the three months ended June 30, 2009. Our effective tax rate from continuing operations, after adjusting pre-tax income (loss) to remove the portion attributable to non-controlling interests, was 36.1% for the three months ended June 30, 2010 as compared to negative 243.7% for the three months ended June 30, 2009. The changes in our provision for income taxes and our effective tax rate were primarily the result of sizeable income reported for the second quarter of 2010 versus a loss reported in the second quarter of 2009 as well as a greater impact in the prior year of losses sustained in jurisdictions where no tax benefit could be provided and the impact of discrete items.

Our consolidated income from discontinued operations, net of income taxes, was $7.1 million for the three months ended June 30, 2010. This income was reported in our Development Services segment and mostly related to a gain on a property sale.

Our net loss attributable to non-controlling interests on a consolidated basis was $10.1 million for the three months ended June 30, 2010 as compared to $7.1 million for the three months ended June 30, 2009. This activity primarily reflects our non-controlling interests’ share of losses within our Global Investment Management and Development Services segments.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

We reported consolidated net income of $48.2 million for the six months ended June 30, 2010 on revenue of $2.2 billion as compared to a consolidated net loss of $43.3 million on revenue of $1.8 billion for the six months ended June 30, 2009.

Our revenue on a consolidated basis for the six months ended June 30, 2010 increased by $351.7 million, or 19.1%, as compared to the six months ended June 30, 2009. This increase was primarily driven by higher worldwide sales (up 56.7%), leasing (up 26.2%) and outsourcing (up 8.2%) activity. Foreign currency translation had a $62.0 million positive impact on total revenue during the six months ended June 30, 2010.

Our cost of services on a consolidated basis increased by $173.7 million, or 15.5%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission and bonus accruals. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $38.7 million negative impact on cost of services during the six months ended June 30, 2010. Cost of services as a percentage of revenue decreased from 60.7% for the six months ended June 30, 2009 to 58.9% for the six months ended June 30, 2010. This decrease was primarily the result of the strong improvement in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis increased by $75.9 million, or 12.0%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance. Foreign currency translation had a $17.6 million negative impact on total operating expenses during the six months ended June 30, 2010. Operating expenses as a percentage of revenue decreased to 32.3% for the six months ended June 30, 2010 from 34.4% for the six months ended June 30, 2009, reflective of our cost containment efforts during the recessionary period of 2008 and 2009 as well as the strong improvement in overall revenue.

Our depreciation and amortization expense on a consolidated basis increased by $4.4 million, or 8.8%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily attributable to higher depreciation expense within our Global Investment Management segment driven by the consolidation of several assets due to the adoption of ASU 2009-17 in the current year.

Our gain on disposition of real estate on a consolidated basis was $3.6 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis was $7.7 million for the six months ended June 30, 2010 as compared to an equity loss from unconsolidated subsidiaries of $11.9 million for the six months ended June 30, 2009. The increase in equity income in the current year was primarily driven by a gain on a property sale within our Development Services segment as well as higher impairments of equity investments in our Global Investment Management segment in the prior year period.

Our consolidated interest income was $4.9 million for the six months ended June 30, 2010, an increase of $1.4 million, or 38.7%, as compared to the six months ended June 30, 2009. This increase was mainly driven by higher interest income reported in our Asia Pacific segment, which resulted from the final measurement of a deferred purchase obligation related to the purchase of remaining non-controlling interests in our subsidiary in India.

Our consolidated interest expense increased by $17.9 million, or 21.7%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily due to higher interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009 and increased interest expense reported by our Global Investment Management segment resulting from the consolidation of several assets due to the adoption of ASU 2009-17 in the current year. These increases were largely offset by lower interest expense associated with our credit agreement.

We wrote off $29.3 million of financing costs during the six months ended June 30, 2009 in connection with the amendment of our credit agreement on March 24, 2009.

Our provision for income taxes on a consolidated basis was $34.0 million for the six months ended June 30, 2010 as compared to a benefit of income taxes of $7.3 million for the six months ended June 30, 2009. Our effective tax rate from continuing operations, after adjusting pre-tax income (loss) to remove the portion attributable to non-controlling interests, increased to 45.5% for the six months ended June 30, 2010 as compared to 14.5% for the six months ended June 30, 2009. The changes in our provision for income taxes and our effective tax rate were primarily the result of income reported for the current year period versus a loss in the prior year period as well as the respective impact of discrete items and losses sustained in jurisdictions where no tax benefit could be provided. The impact of such losses should lessen as 2010 progresses and our full year 2010 effective tax rate should approximate 36-38%.

Our consolidated income from discontinued operations, net of income taxes, was $7.1 million for the six months ended June 30, 2010. This income was reported in our Development Services segment and mostly related to a gain on a property sale.

Our net loss attributable to non-controlling interests on a consolidated basis was $19.7 million for the six months ended June 30, 2010 as compared to $24.8 million for the six months ended June 30, 2009. This activity primarily reflects our non-controlling interests’ share of losses within our Global Investment Management and Development Services segments.

Segment Operations

We report our operations through five segments. The segments are as follows: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services. The Americas consists of operations located in the United States, Canada and selected parts of Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in the United States, Europe and Asia. The Development Services business consists of real estate development and investment activities primarily in the United States.

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Americas
Revenue	$722,255	100.0%	$601,565	100.0%	$1,367,866	100.0%	$1,178,606	100.0%
Costs and expenses:
Cost of services	448,937	62.2	385,402	64.1	859,224	62.8	768,494	65.2
Operating, administrative and other	186,075	25.8	175,442	29.2	360,916	26.4	332,241	28.2
Depreciation and amortization	14,997	2.0	14,233	2.3	29,687	2.2	28,491	2.4

Operating income	$72,246	10.0%	$26,488	4.4%	$118,039	8.6%	$49,380	4.2%

EBITDA (1)	$89,847	12.4%	$42,602	7.1%	$151,835	11.1%	$81,243	6.9%

EMEA
Revenue	$225,378	100.0%	$176,595	100.0%	$413,538	100.0%	$338,756	100.0%
Costs and expenses:
Cost of services	132,132	58.6	109,345	61.9	251,583	60.8	219,362	64.8
Operating, administrative and other	72,820	32.3	61,216	34.7	137,796	33.3	116,900	34.5
Depreciation and amortization	2,384	1.1	2,621	1.5	4,774	1.2	5,161	1.5

Operating income (loss)	$18,042	8.0%	$3,413	1.9%	$19,385	4.7%	$(2,667)	(0.8)%

EBITDA (1)	$19,865	8.8%	$5,928	3.4%	$23,990	5.8%	$2,811	0.8%

Asia Pacific
Revenue	$158,678	100.0%	$122,652	100.0%	$293,110	100.0%	$215,746	100.0%
Costs and expenses:
Cost of services	97,645	61.5	72,084	58.8	183,101	62.5	132,394	61.4
Operating, administrative and other	48,220	30.4	37,569	30.6	88,925	30.3	67,518	31.3
Depreciation and amortization	2,007	1.3	2,128	1.7	4,119	1.4	4,256	1.9

Operating income	$10,806	6.8%	$10,871	8.9%	$16,965	5.8%	$11,578	5.4%

EBITDA (1)	$12,777	8.1%	$12,219	10.0%	$21,035	7.2%	$14,159	6.6%

Global Investment Management
Revenue	$46,896	100.0%	$32,606	100.0%	$86,303	100.0%	$69,902	100.0%
Costs and expenses:
Operating, administrative and other	39,930	85.1	26,909	82.5	80,869	93.7	56,291	80.5
Depreciation and amortization	3,613	7.7	1,186	3.7	6,470	7.5	2,389	3.4

Operating income (loss)	$3,353	7.2%	$4,511	13.8%	$(1,036)	(1.2)%	$11,222	16.1%

EBITDA (1)	$10,766	23.0%	$2,181	6.7%	$5,836	6.8%	$1,755	2.5%

Development Services
Revenue	$18,712	100.0%	$22,249	100.0%	$36,985	100.0%	$43,106	100.0%
Costs and expenses:
Operating, administrative and other	24,988	133.5	27,535	123.8	42,233	114.2	61,880	143.6
Depreciation and amortization	4,615	24.7	3,998	18.0	8,861	24.0	9,261	21.5
Gain on disposition of real estate	3,623	19.4	2,925	13.2	3,623	9.8	2,925	6.8

Operating loss	$(7,268)	(38.8)%	$(6,359)	(28.6)%	$(10,486)	(28.4)%	$(25,110)	(58.3)%

EBITDA (1) (2)	$28,380	151.7%	$5,486	24.7%	$33,898	91.7%	$6,852	15.9%

(1)	See Note 16 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CB Richard Ellis Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $12.9 million for the three and six months ended June 30, 2010.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Americas

Revenue increased by $120.7 million, or 20.1%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily driven by higher sales and leasing activity, which is indicative of the early stages of a commercial real estate recovery. Foreign currency translation had a $9.9 million positive impact on total revenue during the three months ended June 30, 2010.

Cost of services increased by $63.5 million, or 16.5%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to higher commission expense resulting from higher sales and lease transaction revenue. Foreign currency translation had a $6.4 million negative impact on cost of services during the three months ended June 30, 2010. Cost of services as a percentage of revenue decreased to 62.2% for the three months ended June 30, 2010 from 64.1% for the three months ended June 30, 2009 primarily due to the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $10.6 million, or 6.1%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance. Foreign currency translation had a $2.6 million negative impact on total operating expenses during the three months ended June 30, 2010.

EMEA

Revenue increased by $48.8 million, or 27.6%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily attributable to higher sales, leasing and outsourcing activities, particularly in the United Kingdom, France, Spain and Germany. Foreign currency translation had a $6.7 million negative impact on total revenue during the three months ended June 30, 2010.

Cost of services increased by $22.8 million, or 20.8%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission and bonus expense resulting from increased transaction revenue. Foreign currency translation had a $3.4 million positive impact on cost of services during the three months ended June 30, 2010. Cost of services as a percentage of revenue decreased to 58.6% for the three months ended June 30, 2010 from 61.9% for the three months ended June 30, 2009, primarily driven by the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $11.6 million, or 19.0%. This increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance. In addition, operating expenses in the second quarter of 2009 benefited from reduced bad debt provisions, which did not recur in the second quarter of 2010. Foreign currency translation had a $1.4 million positive impact on total operating expenses during the three months ended June 30, 2010.

Asia Pacific

Revenue increased by $36.0 million, or 29.4%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This revenue increase was primarily driven by higher sales, leasing and outsourcing activity, particularly in Australia, Singapore and China. Foreign currency translation had a $15.5 million positive impact on total revenue during the three months ended June 30, 2010.

Cost of services increased by $25.6 million, or 35.5%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission expense resulting from increased transaction revenue and higher compensation expense resulting from aggressive hiring in this region to support expected growth. Foreign currency translation had a $9.4 million negative impact on cost of services during the three months ended June 30, 2010. Cost of services as a percentage of revenue increased to 61.5% for the three months ended June 30, 2010 from 58.8% for the three months ended June 30, 2009, primarily driven by a shift in our business mix more towards outsourcing services and the aforementioned increase in compensation expense.

Operating, administrative and other expenses increased by $10.7 million, or 28.4%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily due to higher operating costs, including payroll-related, travel and marketing costs, which were driven by efforts to grow our business in this region. Foreign currency translation had a $4.3 million negative impact on total operating expenses during the three months ended June 30, 2010.

Global Investment Management

Revenue increased by $14.3 million, or 43.8%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This was driven by the consolidation of several assets due to the adoption of ASU 2009-17 in the current year. Excluding the impact of this adoption, revenue increased by $4.8 million, primarily due to higher acquisition fees as a result of an increase in capital deployment. Foreign currency translation had a $0.2 million positive impact on total revenue during the three months ended June 30, 2010.

Operating, administrative and other expenses increased by $13.0 million, or 48.4%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily driven by a $5.4 million impact from the adoption of ASU 2009-17 in the current year and bad debt provisions associated with asset management fees due from a fund. Foreign currency translation had a $0.1 million negative impact on total operating expenses during the three months ended June 30, 2010.

Total assets under management (AUM) as of June 30, 2010 totaled $33.7 billion, down 7% and 3%, from June 30, 2009 and December 31, 2009, respectively, but up 1% from the first quarter of 2010.

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

Development Services

Revenue decreased by $3.5 million, or 15.9%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily due to lower development fees and construction revenue, both driven by the continuation of weak market conditions.

Operating, administrative and other expenses decreased by $2.5 million, or 9.3%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This decrease was primarily driven by lower impairment charges related to real estate assets, which totaled $3.2 million for the three months ended June 30, 2009 and did not recur in the second quarter of 2010. Also contributing to the decrease in the current year was lower property operating expenses as a result of property dispositions, a reduction in payroll-related costs largely resulting from continued cost containment efforts, lower job construction costs, which correlated with the above-mentioned construction revenue decrease, and higher pursuit costs written off in the prior year period. These decreases were partially offset by higher bonus accruals resulting from gains on property sales in the current year.

Development projects in process as of June 30, 2010 totaled $4.4 billion and the inventory of pipeline deals as of June 30, 2010 was $0.8 billion. These totals are down from $4.7 billion and $0.9 billion, respectively, at year-end 2009 and down 15% and 47%, respectively, from year-ago levels.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Americas

Revenue increased by $189.3 million, or 16.1%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily driven by higher sales and leasing activity. Foreign currency translation had a $20.6 million positive impact on total revenue during the six months ended June 30, 2010.

Cost of services increased by $90.7 million, or 11.8%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to higher commission expense resulting from higher sales and lease transaction revenue. Foreign currency translation had a $13.0 million negative impact on cost of services during the six months ended June 30, 2010. Cost of services as a percentage of revenue decreased to 62.8% for the six months ended June 30, 2010 from 65.2% for the six months ended June 30, 2009 primarily due to the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $28.7 million, or 8.6%. This increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance. Foreign currency translation had a $5.4 million negative impact on total operating expenses during the six months ended June 30, 2010.

EMEA

Revenue increased by $74.8 million, or 22.1%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily attributable to higher sales, leasing and outsourcing activities, particularly in the United Kingdom, France, Spain and Germany. Foreign currency translation had a $6.7 million positive impact on total revenue during the six months ended June 30, 2010.

Cost of services increased by $32.2 million, or 14.7%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission and bonus expense resulting from increased transaction revenue. Foreign currency translation had a

$5.0 million negative impact on cost of services during the six months ended June 30, 2010. Cost of services as a percentage of revenue decreased to 60.8% for the six months ended June 30, 2010 from 64.8% for the six months ended June 30, 2009, primarily driven by the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $20.9 million, or 17.9%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance. In addition, operating expenses in the six months ended June 30, 2009 benefited from reduced bad debt provisions, which did not recur in the current year period. Foreign currency translation had a $3.0 million negative impact on total operating expenses during the six months ended June 30, 2010.

Asia Pacific

Revenue increased by $77.4 million, or 35.9%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This revenue increase was primarily driven by higher sales, leasing and outsourcing activity, particularly in Australia, Singapore and China. Foreign currency translation had a $33.6 million positive impact on total revenue during the six months ended June 30, 2010.

Cost of services increased by $50.7 million, or 38.3%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission expense resulting from increased transaction revenue and higher compensation expense resulting from aggressive hiring in this region to support expected growth. Foreign currency translation had a $20.7 million negative impact on cost of services during the six months ended June 30, 2010. Cost of services as a percentage of revenue increased to 62.5% for the six months ended June 30, 2010 as compared to 61.4% for the six months ended June 30, 2009, primarily driven by a shift in our business mix more towards outsourcing services.

Operating, administrative and other expenses increased by $21.4 million, or 31.7%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily due to higher operating costs, including payroll-related, travel and marketing costs, which were driven by efforts to grow our business in this region. Foreign currency translation had an $8.1 million negative impact on total operating expenses during the six months ended June 30, 2010.

Global Investment Management

Revenue increased by $16.4 million, or 23.5%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This was driven by the consolidation of several assets due to the adoption of ASU 2009-17 in the current year. Excluding the impact of this adoption, revenue increased by $0.8 million, with higher acquisition fees resulting from increased capital deployment largely offset by lower asset management fees due to downward pressure on certain fee structures and a decline in assets under management. Foreign currency translation had a $1.1 million positive impact on total revenue during the six months ended June 30, 2010.

Operating, administrative and other expenses increased by $24.6 million, or 43.7%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily driven by a $9.2 million impact from the adoption of ASU 2009-17 and bad debt provisions associated with asset management fees due from a fund. Also contributing to the increase in total operating expenses in the current year was a net accrual for carried interest incentive compensation of $0.6 million for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management during the six months ended June 30, 2010 as compared to a net reversal of carried interest incentive compensation of $3.4 million in the prior year period. Foreign currency translation had a $1.1 million negative impact on total operating expenses during the six months ended June 30, 2010.

Development Services

Revenue decreased by $6.1 million, or 14.2%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily due to lower development fees and construction revenue, both driven by the continuation of weak market conditions, as well as lower rental revenue as a result of property dispositions since June 30, 2009.

Operating, administrative and other expenses decreased by $19.6 million, or 31.8%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This decrease was primarily driven by lower impairment charges related to real estate assets and notes receivable, which totaled $12.1 million for the six months ended June 30, 2009 and did not recur during the six months ended June 30, 2010. Also contributing to the decrease in the current year was a reduction in payroll-related costs largely resulting from continued cost containment efforts, lower property operating expenses as a result of the property dispositions noted above, and lower job construction costs, which correlated with the above-mentioned construction revenue decrease. These decreases were partially offset by higher bonus accruals resulting from gains on property sales in the current year.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2010 expected capital requirements include up to $60 million of anticipated net capital expenditures. During the six months ended June 30, 2010, $3.7 million of net capital expenditures has been funded. As of June 30, 2010, we had aggregate commitments of $27.5 million to fund future co-investments in our Global Investment Management business, all of which is expected to be funded in 2010. Additionally, as of June 30, 2010, we had committed to fund $29.9 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. In recent years, the global credit markets have experienced unprecedented tightening, which may affect both the availability and cost of our funding sources in the future.

During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented recent global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $60.1 million and $64.9 million at June 30, 2010 and December 31, 2009, respectively. We expect to contribute a total of $3.5 million to fund our pension plans for the year ending December 31, 2010, of which $1.6 million was funded as of June 30, 2010.

The third long-term liquidity need is the repayment of obligations related to acquisitions. For example, in connection with our acquisitions of CB Richard Ellis KK (Japan) in 2006 and CB Richard Ellis South Asia Pte Ltd (India) in 2007, we incurred obligations with respect to the future purchase of non-controlling interests in such entities. During the six months ended June 30, 2010, we purchased the remaining non-controlling interests in Japan. As of June 30, 2010 and December 31, 2009, we had $5.4 million and $58.5 million, respectively, of deferred purchase obligations outstanding, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The remaining outstanding balance at June 30, 2010 relates to the purchase of remaining non-controlling interests in India, which was settled in July 2010.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $101.0 million for the six months ended June 30, 2010 as compared to net cash used in operating activities of $82.7 million for the six months ended June 30, 2009. The increase in cash provided by operating activities in the current year period versus the same period last year was primarily due to improved operating performance, higher net payments to vendors and to employees under our deferred compensation plan in the prior year as well as an increase in commission and bonus accruals as well as income taxes refunded in the current year. These items were partially offset by a greater decrease in receivables in the prior year and higher bonuses paid in the current year.

Investing Activities

Net cash provided by investing activities totaled $4.0 million for the six months ended June 30, 2010 as compared to net cash used in investing activities of $63.6 million for the six months ended June 30, 2009. The increase in cash provided by investing activities in the current year period versus the prior year period was primarily driven by net proceeds received in the current year from the disposition of real estate held for investment, lower contributions to investments in unconsolidated subsidiaries along with higher distributions received from investments in unconsolidated subsidiaries in the current year and a decrease in restricted cash in the first six months of 2010 versus an increase in restricted cash in the same period last year. These increases were partially offset by the use of more cash in the current year for earn out payments associated with in-fill acquisitions.

Financing Activities

Net cash used in financing activities totaled $89.1 million for the six months ended June 30, 2010 as compared to net cash provided by financing activities of $289.4 million for the six months ended June 30, 2009. The sharp decrease in cash provided by financing activities was primarily due to proceeds received in the prior year in connection with equity offerings and the issuance of our 11.625% senior subordinated notes. Also contributing to the decrease were higher net repayments of notes payable on real estate within our Development Services segment in the current year. These decreases were partially offset by higher repayments of our senior secured term loans in the prior year.

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

During the six months ended June 30, 2010, we repaid the following amounts: $50.7 million of our tranche A term loan facility, which was applied to the required 2010 principal repayments; $4.2 million of our tranche A-1 term loan facility, which was applied against the balance due at maturity; $0.06 million of our tranche A-3A term loan facility, which was applied to the required quarterly principal payment due June 30, 2010; $0.5 million of our tranche A-4 term loan facility, which repaid the entire outstanding balance; $3.8 million of our tranche B term loan facility, which covered the required quarterly principal payments due March 31, 2010 and June 30, 2010; $1.2 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity; and $0.3 million of our tranche B-1A term loan facility, which covered a portion of the balance due at maturity. In addition, on July 1, 2010, we prepaid $150.0 million of our tranche B term loan facility.

The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of June 30, 2010 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2010 and December 31, 2009, we had $25.2 million ($12.6 million under tranche 1 and $12.6 million under tranche 2) and $21.1 million ($13.1 million under tranche 1 and $8.0 million under tranche 2), respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.6% and 5.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2010, letters of credit totaling $26.5 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of June 30, 2010 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; for the tranche A-3 and A-3A term loan facilities, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; for the tranche B term loan facility, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%; and for the tranche B-1 and B-1A term loan facilities, on either the applicable fixed rate plus 4.50% to 5.50% or the daily rate plus 3.50% to 4.50%. Effective July 1, 2010, in connection with the $150.0 million prepayment of our tranche B term loan facility, borrowings under the term B loan facility bear interest, based on our option, on the following: for the tranche B term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; and for the tranche B-1 and B-1A term loan facilities, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%. For all term loan facilities, both the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1, A-2, A-3, B-1 and B-1A term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of June 30, 2010 and December 31, 2009, the outstanding balance did not exceed the targeted outstanding amount. As of June 30, 2010 and December 31, 2009, we had $135.9 million and $326.3 million of tranche A term loan facility principal outstanding, respectively, $44.4 million and $48.6 million of tranche A-1 term loan facility principal outstanding, respectively, $203.2 million and $0 of tranche A-2 term loan facility principal outstanding, respectively, $167.5 million and $0 of tranche A-3 term loan facility principal outstanding, respectively, $639.0 million and $642.8 million of tranche B term loan facility principal outstanding, respectively, and $294.0 million and $295.2 million of tranche B-1 term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of June 30, 2010, we also had $24.0 million of tranche A-3A term loan facility principal outstanding and $114.7 million of tranche B-1A term loan facility principal outstanding, which are also included in the accompanying consolidated balance sheets.

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

On June 18, 2009, CB Richard Ellis Services, Inc., our wholly-owned subsidiary, issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $437.1 million and $436.5 million at June 30, 2010 and December 31, 2009, respectively.

Our Credit Agreement and the indenture governing our 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. Our minimum coverage ratio of EBITDA to total interest expense was 5.51x for the trailing twelve months ended June 30, 2010 and our maximum leverage ratio of total debt less available cash to EBITDA was 1.69x as of June 30, 2010. We may from time to time, in our sole discretion, look for opportunities to reduce our outstanding debt under our Credit Agreement and under our 11.625% senior subordinated notes.

From time to time, Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services rate our senior debt. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

We had short-term borrowings of $286.1 million and $339.8 million with related average interest rates of 2.6% and 2.4% as of June 30, 2010 and December 31, 2009, respectively.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of June 30, 2010, provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of November 1, 2010. As of June 30, 2010 and December 31, 2009, there were no amounts outstanding under this revolving credit note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and as of June 30, 2010, provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2011. As of June 30, 2010 and December 31, 2009, there were no amounts outstanding under this revolving note.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and as of June 30, 2010, provides for a $4.0 million credit line, bears interest at 0.25% and had a maturity date of August 3, 2010. Subsequent to June 30, 2010, the maturity date was extended to August 4, 2011. As of June 30, 2010 and December 31, 2009, there were no amounts outstanding under this facility.

On April 19, 2010, we entered into a Receivables Purchase Agreement, or RPA, which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $55.0 million. Borrowings under this arrangement generally bear interest at the commercial paper rate plus 2.75% and this agreement expires on April 18, 2011. As of June 30, 2010, there were no amounts outstanding under this agreement.

Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, and BofA for the purpose of funding mortgage loans that will be resold and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of June 30, 2010, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.00% and has a maturity date of January 28, 2011.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of June 30, 2010, provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.75% with a maturity date of July 12, 2010. Subsequent to June 30, 2010, the maturity date was further extended to August 11, 2010.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement, or ASAP Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, the maximum outstanding balance under the ASAP Program cannot exceed $150.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily LIBOR rate plus 1.35% with a LIBOR floor of 0.35%. Effective December 1, 2009 through January 15, 2010, the maximum outstanding balance under the ASAP Program was temporarily increased from $150.0 million to $225.0 million.

During the six months ended June 30, 2010, we had a maximum of $327.8 million of warehouse lines of credit principal outstanding. As of June 30, 2010 and December 31, 2009, we had $259.0 million and $312.9 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $260.6 million and $315.0 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2010 and December 31, 2009, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement has been amended several times and as of June 30, 2010, provides for a $25.0 million revolving credit note, bears interest at 0.50% and has a maturity date of January 28, 2011. As of June 30, 2010 and December 31, 2009, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement, or the WestLB Credit Agreement, with WestLB AG, as administrative agent for a lender group. In April 2010, Acquisitions II opted to reduce the amount available under the WestLB Credit Agreement to $20.0 million. Borrowings under this credit agreement are used to fund investments in real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of June 30, 2010, borrowing capacity under this agreement, net of outstanding amounts drawn, was $10.5 million. Borrowings under this agreement bear interest at the daily British Bankers Association LIBOR rate plus 0.65% and this agreement expires on October 13, 2010. Borrowings under the line are non-recourse to us and are secured by the capital commitments of the investors in Acquisitions II. As of June 30, 2010 and December 31, 2009, there was $2.0 million and $5.5 million, respectively, outstanding under the WestLB Credit Agreement included in short-term borrowings in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $34.7 million as of June 30, 2010, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through July 2011.

We had guarantees totaling $11.5 million as of June 30, 2010, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $11.5 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through October 2013.

In addition, as of June 30, 2010, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Capital Markets entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing, or DUS, Lender Program, to provide financing for apartments with five or more units. Under the DUS Program, CBRE Capital Markets originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans issued under the DUS program. CBRE Capital Markets has funded loans subject to such loss sharing arrangements with unpaid principal balances of $1.4 billion at June 30, 2010. Additionally, CBRE Capital Markets has funded loans under the DUS program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $435.3 million at June 30, 2010. CBRE Capital Markets, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2010 and December 31, 2009, CBRE Capital Markets had $1.5 million and $1.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $2.7 million and $2.0 million, respectively, of loan loss accruals.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of June 30, 2010, we had aggregate commitments of $27.5 million to fund future co-investments, all of which is expected to be funded during 2010. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2010, we had committed to fund $29.9 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	the sustainability of growth in our investment sales and leasing business from the recessionary levels in 2008 and 2009;

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

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

•

the other factors described elsewhere in this quarterly report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

During the six months ended June 30, 2010, approximately 40.1% of our business was transacted in local currencies of foreign countries, the majority of which includes the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

On April 6, 2010, we entered into three option agreements, including one to sell a notional amount of 4.0 million British pounds sterling, which expired on June 28, 2010, one to sell a notional amount of 4.0 million British pounds sterling, which expires on September 28, 2010 and one to sell a notional amount of 7.6 million British pounds sterling, which expires on December 29, 2010. On April 12, 2010, we entered into three additional option agreements, including one to sell a notional amount of 2.7 million euros, which expired on June 28, 2010, one to sell a notional amount of 2.4 million euros, which expires on September 28, 2010 and one to sell a notional amount of 11.0 million euros, which expires on December 29, 2010. Included in the consolidated statement of operations were gains of $0.8 million for the three and six months ended June 30, 2010, resulting from net gains on foreign currency exchange option agreements.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at June 30, 2010. Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $492.0 million at June 30, 2010.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 54 basis points, which would comprise approximately 10% of the weighted average interest rates of our outstanding variable rate debt, excluding notes payable on real estate, at June 30, 2010, the net impact would be an increase of $5.2 million on pre-tax loss and cash used in operating activities for the six months ended June 30, 2010.

We also have $718.5 million of notes payable on real estate as of June 30, 2010. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10%, our total estimated interest cost related to notes payable would increase by approximately $2.1 million for the six months ended June 30, 2010. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair market value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

ITEM 4. CONTROLS AND PROCEDURES

Our policy for disclosure controls and procedures provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Our Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by Securities Exchange Act Rule 13a-15(c) as of the end of the period covered by this report.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Form 10-K for the annual period ended December 31, 2009.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the annual period ended December 31, 2009.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 (incorporated by reference to Exhibit 3.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

3.2	Amended and Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 5, 2008)

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)

Exhibit Number	Description

4.2(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)

10.1(a)	Second Amended and Restated Credit Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent*†

10.1(b)	Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as Collateral Agent*

11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith (Exhibits 10.1(a) and 10.1(b) are filed herewith in order to include all exhibits and schedules to such previously filed documents)
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: August 9, 2010	/s/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: August 9, 2010	/s/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)