Form 10-Q
period 2010-09-30
CB RICHARD ELLIS GROUP INC
filed 2010-11-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Class A common stock outstanding at October 29, 2010 was 322,894,272.

FORM 10-Q

September 30, 2010

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$768,675	$741,557
Restricted cash	51,497	46,797
Receivables, less allowance for doubtful accounts of $53,297 and $41,397 at September 30, 2010 and December 31, 2009, respectively	818,030	775,929
Warehouse receivables	264,819	315,033
Income taxes receivable	61,874	163,032
Prepaid expenses	88,821	99,309
Deferred tax assets, net	73,983	75,330
Real estate and other assets held for sale	5,671	7,109
Other current assets	44,217	42,629

Total Current Assets	2,177,587	2,266,725
Property and equipment, net	154,157	178,975
Goodwill	1,316,843	1,306,372
Other intangible assets, net of accumulated amortization of $157,904 and $138,244 at September 30, 2010 and December 31, 2009, respectively	331,748	322,904
Investments in unconsolidated subsidiaries	132,388	135,596
Deferred tax assets, net	11,365	3,395
Real estate under development	131,424	160,164
Real estate held for investment	701,790	526,169
Available for sale securities	31,791	32,016
Other assets, net	85,970	107,090

Total Assets	$5,075,063	$5,039,406

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$405,800	$458,510
Compensation and employee benefits payable	305,860	240,536
Accrued bonus and profit sharing	274,265	278,444
Short-term borrowings:
Warehouse lines of credit	260,112	312,872
Revolving credit facility	17,893	21,050
Other	2,016	5,850

Total short-term borrowings	280,021	339,772
Current maturities of long-term debt	108,233	138,682
Notes payable on real estate	215,030	159,921
Liabilities related to real estate and other assets held for sale	4,342	1,267
Other current liabilities	16,317	11,909

Total Current Liabilities	1,609,868	1,629,041
Long-Term Debt:
Senior secured term loans	1,360,548	1,545,490
11.625% senior subordinated notes, net of unamortized discount of $12,627 and $13,498 at September 30, 2010 and December 31, 2009, respectively	437,373	436,502
Other long-term debt	141	129

Total Long-Term Debt	1,798,062	1,982,121
Pension liability	63,128	64,945
Non-current tax liabilities	78,359	73,462
Notes payable on real estate	460,253	390,181
Other liabilities	108,429	115,361

Total Liabilities	4,118,099	4,255,111
Commitments and contingencies	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 322,980,362 and 321,767,407 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,230	3,218
Additional paid-in capital	792,013	755,989
Accumulated earnings (deficit)	90,193	(15,008)
Accumulated other comprehensive loss	(112,039)	(115,077)

Total CB Richard Ellis Group, Inc. Stockholders’ Equity	773,397	629,122
Non-controlling interests	183,567	155,173

Total Equity	956,964	784,295

Total Liabilities and Equity	$5,075,063	$5,039,406

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$1,266,218	$1,023,205	$3,464,020	$2,869,321
Costs and expenses:
Cost of services	735,393	606,470	2,029,301	1,726,720
Operating, administrative and other	374,815	338,062	1,085,554	972,892
Depreciation and amortization	25,605	24,445	79,516	74,003

Total costs and expenses	1,135,813	968,977	3,194,371	2,773,615
Gain on disposition of real estate	174	2,766	3,797	5,691

Operating income	130,579	56,994	273,446	101,397
Equity income (loss) from unconsolidated subsidiaries	3,682	(6,312)	11,333	(18,252)
Interest income	1,463	1,248	6,374	4,790
Interest expense	49,755	54,075	149,822	136,291
Write-off of financing costs	—	—	—	29,255

Income (loss) from continuing operations before provision for income taxes	85,969	(2,145)	141,331	(77,611)
Provision for income taxes	38,075	8,498	72,078	1,157

Income (loss) from continuing operations	47,894	(10,643)	69,253	(78,768)
Income from discontinued operations, net of income taxes	7,821	—	14,961	—

Net income (loss)	55,715	(10,643)	84,214	(78,768)
Less: Net loss attributable to non-controlling interests	(1,323)	(23,020)	(20,987)	(47,819)

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$57,038	$12,377	$105,201	$(30,949)

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.17	$0.04	$0.31	$(0.11)
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	0.01	—	0.03	—

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.18	$0.04	$0.34	$(0.11)

Weighted average shares outstanding for basic income (loss) per share	313,791,661	282,732,848	313,197,421	270,214,427

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.17	$0.04	$0.30	$(0.11)
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	0.01	—	0.03	—

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.18	$0.04	$0.33	$(0.11)

Weighted average shares outstanding for diluted income (loss) per share	319,353,359	285,923,601	318,278,968	270,214,427

Amounts attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations, net of tax	$55,563	$12,377	$96,215	$(30,949)
Discontinued operations, net of tax	1,475	—	8,986	—

Net income (loss)	$57,038	$12,377	$105,201	$(30,949)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$84,214	$(78,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,717	74,003
Amortization and write-off of financing costs	8,305	35,850
Write-down of impaired real estate and other assets	2,592	29,315
Gain on sale of loans, servicing rights and other assets	(47,782)	(14,144)
Gain on disposition of real estate held for investment	(16,945)	(2,721)
Equity (income) loss from unconsolidated subsidiaries	(11,333)	18,252
Provision for doubtful accounts	13,997	135
Compensation expense related to stock options and non-vested stock awards	35,353	26,608
Distribution of earnings from unconsolidated subsidiaries	14,065	7,838
Tenant concessions received	4,588	2,296
(Increase) decrease in receivables	(51,268)	100,410
Decrease in deferred compensation assets	—	217,079
Decrease in prepaid expenses and other assets	22,561	16,122
Decrease (increase) in real estate held for sale and under development	23,331	(2,674)
Increase (decrease) in accounts payable and accrued expenses	4,109	(42,843)
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	58,521	(133,458)
Decrease in income taxes receivable	103,036	53,273
Decrease in other liabilities, including deferred compensation liabilities	(1,657)	(245,282)
Other operating activities, net	(480)	(7,840)

Net cash provided by operating activities	324,924	53,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,885)	(12,647)
Acquisition of businesses, including net assets acquired, intangibles and goodwill	(68,620)	(28,263)
Contributions to unconsolidated subsidiaries	(22,646)	(41,666)
Distributions from unconsolidated subsidiaries	19,243	4,762
Net proceeds from disposition of real estate held for investment	76,504	3,408
Additions to real estate held for investment	(22,861)	(22,952)
Proceeds from the sale of servicing rights and other assets	22,522	6,963
Increase in restricted cash	(5,726)	(6,384)
Other investing activities, net	(1,386)	(1,126)

Net cash used in investing activities	(20,855)	(97,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(214,880)	(429,250)
Proceeds from revolving credit facility	16,349	800,928
Repayment of revolving credit facility	(19,190)	(752,210)
Proceeds from 11.625% senior subordinated notes, net	—	435,928
Proceeds from notes payable on real estate held for investment	18,981	13,764
Repayment of notes payable on real estate held for investment	(79,555)	(5,432)
Proceeds from notes payable on real estate held for sale and under development	3,603	48,640
Repayment of notes payable on real estate held for sale and under development	(9,953)	(34,968)
Repayment of short-term borrowings and other loans, net	(4,048)	(4,193)
Proceeds from issuance of common stock, net	—	146,361
Proceeds from exercise of stock options	578	14,735
Non-controlling interests contributions	27,367	20,470
Non-controlling interests distributions	(6,725)	(12,501)
Payment of financing costs	(6,066)	(38,698)
Other financing activities, net	518	(1,329)

Net cash (used in) provided by financing activities	(273,021)	202,245
Effect of currency exchange rate changes on cash and cash equivalents	(3,930)	9,431

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,118	167,222
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	741,557	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$768,675	$326,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$122,631	$100,310

Income tax refunds, net	$(26,808)	$(53,918)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CB Richard Ellis Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated (deficit) earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2009	$3,218	$755,989	$(15,008)	$(115,077)	$155,173	$784,295
Net income (loss)	—	—	105,201	—	(20,987)	84,214
Adoption of Accounting Standards Update 2009-17 (See Note 2)	—	—	—	—	29,534	29,534
Compensation expense for stock options and non-vested stock awards	—	35,353	—	—	—	35,353
Foreign currency translation gain (loss)	—	—	—	641	(44)	597
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	382	—	382
Contributions from non-controlling interests	—	—	—	—	27,367	27,367
Distributions to non-controlling interests	—	—	—	—	(6,725)	(6,725)
Other	12	671	—	2,015	(751)	1,947

Balance at September 30, 2010	$3,230	$792,013	$90,193	$(112,039)	$183,567	$956,964

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

In 2008 and most of 2009, worldwide commercial real estate fundamentals and transaction activity weakened significantly due to the credit crisis and severe global recession. High unemployment rates, sharply reduced global trade, curtailed corporate spending and weak consumer confidence negatively impacted office, industrial and retail real estate markets as companies shrank their occupancy, placed excess space on the market for sublease and deferred occupancy decisions. Property sales transactions declined sharply due to constrained liquidity in the capital markets as many lenders tightened underwriting standards for commercial real estate. Capitalization rates increased as potential investors re-evaluated commercial real estate versus other asset classes. Occupancy and rent levels weakened significantly for the primary property types that we service, develop or own. Property values have remained under pressure, but appear to be stabilizing, especially for core assets, and occupancy and rental rates appear to be bottoming out. In the first nine months of 2010, improved economic and credit market conditions led to a rebound in sales and leasing velocity from a very depressed level in 2009. A return to positive economic growth in the United States (U.S.) in late 2009 and in 2010 has moderately improved commercial real estate fundamentals. The recoverability of our investments in unconsolidated subsidiaries and our investments in real estate has been impacted by the overall downturn in the global economy. The assumptions utilized in our recoverability analysis of these investments reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions had deteriorated and that these challenging conditions could persist for some time. If conditions in the broader economy, commercial real estate industry, specific markets or property types in which we operate worsen, we could have additional impairment charges.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2009.

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

The Venture has made and may continue to make voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves. As of the most recent reconsideration date, such financial support has been significant enough that the Venture was deemed to be the primary beneficiary of each entity. During the nine months ended September 30, 2010, the Venture funded $0.9 million of financial support to the Entities.

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

For the three and nine months ended September 30, 2010, aggregate revenue of $9.4 million and $25.0 million, respectively, and operating expenses of $5.6 million and $14.8 million, respectively, relating to the operating activities of the Entities are included in the accompanying consolidated statements of operations. The aggregate losses of the Entities for the three and nine months ended September 30, 2010 were $3.5 million and $9.0 million, respectively, and were all attributable to non-controlling interests.

Investments in real estate of $245.4 million and non-recourse mortgage notes payable of $222.7 million ($34.9 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of September 30, 2010. In addition, non-controlling interests of $24.4 million in the accompanying consolidated balance sheets as of September 30, 2010 are attributable to the Entities.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following non-recurring fair value measurements were recorded during the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Net Carrying Value as of September 30, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three Months Ended September 30, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$20,494	$—	$—	$20,494	$1,594
Real estate	$11,219	$—	$—	$11,219	2,342
Notes receivable	$—	$—	$—	$—	250

Total impairment charges					$4,186

	Net Carrying Value as of September 30, 2009	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three Months Ended September 30, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$37,396	$—	$—	$37,396	$5,270
Real estate	$58,045	$—	$—	$58,045	17,232

Total impairment charges					$22,502

	Net Carrying Value as of September 30, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Nine Months Ended September 30, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$33,612	$—	$—	$33,612	$8,541
Real estate	$11,219	$—	$—	$11,219	2,342
Note receivable	$—	$—	$—	$—	250

Total impairment charges					$11,133

	Net Carrying Value as of September 30, 2009	Fair Value Measured and Recorded Using			Total Impairment Charges for the Nine Months Ended September 30, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$65,155	$—	$—	$65,155	$15,952
Real estate	$79,299	$—	$—	$79,299	23,455
Notes receivable	$—	$—	$—	$—	5,860

Total impairment charges					$45,267

Investments in Unconsolidated Subsidiaries

During the three and nine months ended September 30, 2010, we recorded write-downs of $1.6 million and $8.5 million, respectively, of which $0.1 million and $2.6 million, respectively, were attributable to non-controlling interests. During the three and nine months ended September 30, 2010, $1.3 million and $7.2 million, respectively, of the investments write-downs were reported in our Global Investment Management

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

segment and driven by a decrease in the estimated holding period of certain assets. In addition, during the nine months ended September 30, 2010 we incurred an additional $1.0 million of impairment charges in our Global Investment Management segment and during the three and nine months ended September 30, 2010, we incurred write-downs of $0.3 million in our Development Services segment, all driven by a decline in value of several investments attributable to continued capital market disruption.

During the three and nine months ended September 30, 2009, we recorded investment write-downs of $5.3 million and $16.0 million, respectively, of which $2.7 million and $5.7 million, respectively, were attributable to non-controlling interests. During the three and nine months ended September 30, 2009, $2.8 million and $6.3 million, respectively, of the investment write-downs were reported in our Global Investment Management segment and were primarily driven by a decrease in the estimated holding period of certain assets. During the three and nine months ended September 30, 2009, we incurred an additional $2.5 million and $9.7 million, respectively, of impairment charges, mainly attributable to declines in value of several investments, primarily as a result of significant capital market turmoil. Of the additional impairment charges noted, $7.2 million were reported in our Global Investment Management segment for the nine months ended September 30, 2009 and $2.5 million were reported in our Development Services segment for the three and nine months ended September 30, 2009.

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

Real Estate

During the three and nine months ended September 30, 2010, we recorded impairment charges of $2.3 million related to real estate held for investment, $1.6 million of which were attributable to non-controlling interests. These write-downs were primarily attributable to a decrease in the estimated holding period of one project and continued capital market disruption.

During the three and nine months ended September 30, 2009, we recorded charges of $17.2 million and $23.5 million, respectively, including impairment charges on real estate held for investment and a provision for loss on real estate held for sale. Of these amounts, $15.7 million and $20.3 million, respectively, were attributable to non-controlling interests. During the three and nine months ended September 30, 2009, we recorded impairment charges of $17.2 million and $20.3 million, respectively, related to eight projects where the carrying value was not recoverable primarily due to a decrease in the estimated holding periods of the projects. Additionally, during the nine months ended September 30, 2009, we recorded a provision for loss on real estate held for sale of $3.2 million to reduce the carrying value of a condominium project to its fair value less cost to sell, primarily due to reduced unit selling prices resulting from market conditions.

All of the abovementioned charges were included in operating, administrative and other expenses in the accompanying consolidated statements of operations within our Development Services segment. If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen and/or markets remain illiquid, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges, which may be material.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Notes Receivable

During the three and nine months ended September 30, 2010 we recorded a $0.3 million impairment charge on a note receivable secured by real estate, due to a decrease in value of the borrower’s real estate project, the proceeds from the sale of which would be used to repay the note receivable. During the nine months ended September 30, 2009, we also recorded a $5.9 million impairment charge, $5.4 million of which was attributable to non-controlling interests, on two notes receivable secured by real estate as a result of the borrower defaulting on the notes. These defaults resulted from the borrowers’ noncompliance with certain terms of the note agreements. As a result, we accepted assignment of the underlying real estate assets in lieu of foreclosing under our security deeds. The impairment charge we recorded represented the difference between the carrying amounts of the notes and the fair value of the real estate assets acquired. For the nine months ended September 30, 2009, this also resulted in a non-cash reclassification of $17.3 million from notes receivable to real estate held for investment. All of our impairment charges associated with notes receivable were included in operating, administrative and other expenses in the accompanying consolidated statement of operations within our Development Services segment.

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

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.5 billion at September 30, 2010, which approximates their actual carrying value at September 30, 2010 (See Note 9).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $509.5 million at September 30, 2010. Their actual carrying value totaled $437.4 million at September 30, 2010.

Notes Payable on Real Estate: As of September 30, 2010, the carrying value of our notes payable on real estate was $679.6 million (See Note 8). These borrowings mostly have floating interest rates at spreads over a

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $3.5 million of these notes payable are recourse to us as of September 30, 2010.

5. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Development Services:
Revenue	$32,509	$24,448	$85,070	$62,566
Operating (loss) income	$(4,419)	$5,735	$30,650	$21,305
Net loss	$(17,295)	$(4,685)	$(3,831)	$(332)

Global Investment Management:
Revenue	$137,453	$162,978	$413,277	$451,713
Operating loss	$(125,640)	$(141,971)	$(481,362)	$(537,953)
Net loss	$(214,204)	$(157,606)	$(576,419)	$(661,779)

Other:
Revenue	$14,354	$43,692	$75,248	$114,524
Operating income	$4,823	$5,312	$12,327	$13,821
Net income	$4,975	$5,457	$12,750	$14,089

Total:
Revenue	$184,316	$231,118	$573,595	$628,803
Operating loss	$(125,236)	$(130,924)	$(438,385)	$(502,827)
Net loss	$(226,524)	$(156,834)	$(567,500)	$(648,022)

During the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, we recorded non-cash write-downs of investments of $1.6 million, $5.3 million, $8.5 million and $16.0 million, respectively, within our Global Investment Management and Development Services segments (See Note 4).

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the FASB ASC (Topic 360) and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets.

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Assets:
Real estate held for sale (See Note 7)	$5,671	$7,101
Other current assets	—	8

Total real estate and other assets held for sale	5,671	7,109
Liabilities:
Notes payable on real estate held for sale (see Note 8)	4,341	1,175
Accounts payable and accrued expenses	1	92

Total liabilities related to real estate and other assets held for sale	4,342	1,267

Net real estate and other assets held for sale	$1,329	$5,842

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

	September 30, 2010	December 31, 2009
Real estate included in assets held for sale (See Note 6)	$5,671	$7,101
Real estate under development (non-current)	131,424	160,164
Real estate held for investment (1)	701,790	526,169

Total real estate (2)	$838,885	$693,434

(1)	Net of accumulated depreciation of $37.5 million and $26.7 million at September 30, 2010 and December 31, 2009, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $18.2 million and $4.1 million, respectively, at September 30, 2010 and $20.4 million and $5.9 million, respectively, at December 31, 2009. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

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

In the third quarter of 2010, we deeded a consolidated real estate portfolio to the lender, in lieu of foreclosure. The related real estate note payable was nonrecourse to us. As a result of this transaction, we recorded a gain on disposition of real estate of $2.8 million and the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for investment	$(13,422)
Restricted cash	(125)
Receivables	(975)
Other current assets	(396)
Other assets	(423)

Total assets	(15,341)

Liabilities:
Notes payable on real estate, current	15,821
Accounts payable and accrued expenses	2,052
Other liabilities	266

Total liabilities	$18,139

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the third quarter of 2010, one of our consolidated real estate projects was sold to an affiliate of the project’s lender at a foreclosure auction. The related real estate note payable was nonrecourse to us. As a result of this transaction, we recorded a gain on disposition of real estate of $0.2 million and the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for investment	$(6,684)

Liabilities:
Notes payable on real estate, current	6,400
Accounts payable and accrued expenses	447

Total liabilities	$6,847

In the third quarter of 2010, we purchased our partner’s interest in one of our equity method subsidiaries. As a result of the purchase of our partner’s interest, we consolidated the subsidiary and recorded the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for sale	$14,800
Investments in unconsolidated subsidiaries	(450)
Other assets	(500)

Total assets	13,850

Liabilities:
Notes payable on real estate held for sale	(9,736)
Accounts payable and accrued expenses	(4,114)

Total liabilities	$(13,850)

During the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, we recorded impairment charges of $2.3 million, $17.2 million, $2.3 million and $20.3 million, respectively, on real estate held for investment within our Development Services segment. In addition, during the nine months ended September 30, 2009, we recorded a provision for loss on real estate held for sale of $3.2 million within our Development Services segment. See Note 4 for additional information.

8. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	September 30, 2010	December 31, 2009
Current portion of notes payable on real estate	$215,030	$159,921
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (See Note 6)	4,341	1,175

Total notes payable on real estate, current portion	219,371	161,096
Notes payable on real estate, non-current portion	460,253	390,181

Total notes payable on real estate	$679,624	$551,277

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2010 and December 31, 2009, $3.5 million of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

9. Debt

Since 2001, we have maintained a credit agreement with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the nine months ended September 30, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of Credit Agreement amendment fees paid in March 2009. On August 24, 2009, we entered into a loan modification agreement to our Credit Agreement, which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans. On both February 5, 2010 and March 29, 2010, we entered into additional loan modification agreements to our Credit Agreement to further extend debt maturities and amortization schedules.

Subsequent to the March 29, 2010 loan modification, our Credit Agreement includes the following: (1) a $558.1 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, with tranche 1 in the amount of $225.1 million maturing on June 24, 2011 and tranche 2 in the amount of $333.0 million maturing on June 24, 2013; (2) a $579.8 million A term loan facility, which is further broken down as follows: i) a $135.9 million tranche A term loan facility requiring quarterly principal payments beginning December 31, 2010 through September 30, 2011, with the balance payable on December 20, 2011; ii) a $48.6 million tranche A-1 term loan facility payable on December 20, 2013; iii) a $203.2 million tranche A-2 term loan facility, requiring quarterly principal payments of $8.7 million beginning September 30, 2012 and continuing through March 31, 2013, with the balance payable on June 24, 2013; iv) a $167.5 million tranche A-3 term loan facility payable on December 20, 2013; v) a $24.1 million tranche A-3A term loan facility, requiring quarterly principal payments of $0.06 million since June 30, 2010 and continuing through September 30, 2013, with the balance payable on December 20, 2013; and vi) a $0.5 million tranche A-4 term loan facility payable on December 20, 2011, and (3) a $1,053.0 million B term loan facility, which is further broken down as follows: i) a $642.8 million tranche B term loan facility requiring quarterly principal payments of $1.9 million through September 30, 2013, with the balance payable on December 20, 2013; ii) a $295.2 million tranche B-1 term loan facility payable on December 20, 2015; and iii) a $115.0 million tranche B-1A term loan facility payable on December 20, 2015.

During the nine months ended September 30, 2010, we repaid the following amounts: $50.7 million of our tranche A term loan facility, which was applied to the required 2010 principal repayments; $7.2 million of our tranche A-1 term loan facility, which was applied against the balance due at maturity; $0.1 million of our tranche A-3A term loan facility, which covered the required quarterly principal payments due June 30, 2010 and September 30, 2010; $0.5 million of our tranche A-4 term loan facility, which repaid the entire outstanding balance; $153.8 million of our tranche B term loan facility, part of which covered a portion of the balance due at maturity and which also covered the 2010 required quarterly principal payments through September 30, 2010; $2.0 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity; and $0.6 million of our tranche B-1A term loan facility, which covered a portion of the balance due at maturity.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

one of our New Zealand subsidiaries and $50.0 million available to one of our United Kingdom (U.K.) subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of September 30, 2010 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2010 and December 31, 2009, we had $17.9 million ($12.0 million under tranche 1 and $5.9 million under tranche 2) and $21.1 million ($13.1 million under tranche 1 and $8.0 million under tranche 2), respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.0% and 5.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2010, letters of credit totaling $21.3 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of September 30, 2010 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; and for the tranche A-3 and A-3A term loan facilities, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%. Effective July 1, 2010, in connection with the $150.0 million prepayment of our tranche B term loan facility, borrowings under the term B loan facility bear interest, based on our option, on the following: for the tranche B term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; and for the tranche B-1 and B-1A term loan facilities, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%. For all term loan facilities, both the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1, A-2, A-3, B-1 and B-1A term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of September 30, 2010 and December 31, 2009, the outstanding balance did not exceed the targeted outstanding amount. As of September 30, 2010 and December 31, 2009, we had $135.9 million and $326.3 million of tranche A term loan facility principal outstanding, respectively, $41.4 million and $48.6 million of tranche A-1 term loan facility principal outstanding, respectively, $203.2 million of tranche A-2 term loan facility principal outstanding, $167.5 million of tranche A-3 term loan facility principal outstanding, $489.1 million and $642.8 million of tranche B term loan facility principal outstanding, respectively, and $293.2 million and $295.2 million of tranche B-1 term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of September 30, 2010, we also had $24.0 million of tranche A-3A term loan facility principal outstanding and $114.4 million of tranche B-1A term loan facility principal outstanding, which are also included in the accompanying consolidated balance sheets.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our Credit Agreement and the indenture governing our 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. Our coverage ratio of EBITDA to total interest expense was 6.57x for the trailing twelve months ended September 30, 2010 and our leverage ratio of total debt less available cash to EBITDA was 1.27x as of September 30, 2010.

On April 19, 2010, we entered into a Receivables Purchase Agreement (RPA), which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $55.0 million. Borrowings under this arrangement generally bear interest at the commercial paper rate plus 2.75% and this agreement expires on April 18, 2011. As of September 30, 2010, there were no amounts outstanding under this agreement.

10. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business, as well as investigations relating to the Foreign Corrupt Practices Act. Our management believes that any liability imposed on us that may result from disposition of these lawsuits or investigations will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

We had outstanding letters of credit totaling $29.0 million as of September 30, 2010, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through October 2011.

We had guarantees totaling $11.7 million as of September 30, 2010, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $11.7 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through October 2013.

In addition, as of September 30, 2010, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

From time to time, we act as a general contractor with respect to construction projects. We do not consider these activities to be a material part of our business. In connection with these activities, we seek to subcontract

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing (DUS) Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $1.7 billion at September 30, 2010. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $435.3 million at September 30, 2010. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2010 and December 31, 2009, CBRE MCI had $1.7 million and $1.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $3.2 million and $2.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2010, we had aggregate commitments of $20.3 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2010, we had committed to fund $27.2 million of additional capital to these unconsolidated subsidiaries.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Income (Loss) Per Share

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. is computed by dividing net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. generally further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently issuable shares consist of non-vested stock awards. For the nine months ended September 30, 2009, all stock options and contingently issuable shares were anti-dilutive, since we reported a net loss for the period. As a result, basic and diluted loss per share was the same for the nine months ended September 30, 2009. The following is a calculation of income (loss) per share attributable to CB Richard Ellis Group, Inc. (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Computation of basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$57,038	$12,377	$105,201	$(30,949)
Weighted average shares outstanding for basic income (loss) per share	313,791,661	282,732,848	313,197,421	270,214,427

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.18	$0.04	$0.34	$(0.11)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$57,038	$12,377	$105,201	$(30,949)
Weighted average shares outstanding for basic income (loss) per share	313,791,661	282,732,848	313,197,421	270,214,427
Dilutive effect of stock options	2,673,719	2,770,300	2,554,348	—
Dilutive effect of contingently issuable shares	2,887,979	420,453	2,527,199	—

Weighted average shares outstanding for diluted income (loss) per share	319,353,359	285,923,601	318,278,968	270,214,427

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.18	$0.04	$0.33	$(0.11)

For the three and nine months ended September 30, 2010, options to purchase 597,547 shares of common stock and 1,651,677 of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

For the three months ended September 30, 2009, options to purchase 3,394,143 shares of common stock and 7,738,345 of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Had we reported net income for the nine months

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ended September 30, 2009, options to purchase 4,767,349 shares of common stock would have been included in the computation of diluted earnings per share, while options to purchase 3,394,143 shares of common stock would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect. Additionally, had we reported net income for the nine months ended September 30, 2009, 2,512,590 of contingently issuable shares would have been included in the computation of diluted earnings per share, while 7,738,345 of contingently issuable shares would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect.

12. Comprehensive Income (Loss)

The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$55,715	$(10,643)	$84,214	$(78,768)
Other comprehensive income:
Foreign currency translation gain	61,191	9,653	597	40,261
Unrealized gains on interest rate swaps and interest rate caps, net	86	1,972	382	7,818
Other, net	(198)	630	2,015	816

Total other comprehensive income	61,079	12,255	2,994	48,895
Comprehensive income (loss)	116,794	1,612	87,208	(29,873)
Comprehensive loss attributable to non-controlling interests	(643)	(21,392)	(21,031)	(46,766)

Comprehensive income attributable to CB Richard Ellis Group, Inc.	$117,437	$23,004	$108,239	$16,893

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

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest cost	$4,050	$3,721	$11,997	$10,566
Expected return on plan assets	(3,757)	(3,230)	(11,133)	(9,174)
Amortization of unrecognized net loss	552	271	1,637	769

Net periodic pension cost	$845	$762	$2,501	$2,161

We contributed $0.9 million and $2.5 million to fund our pension plans during the three and nine months ended September 30, 2010, respectively. We expect to contribute a total of $3.5 million to fund our pension plans for the year ending December 31, 2010.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the three and nine months ended September 30, 2010 were reported in our Development Services segment as follows (dollars in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenue	$704	$1,682
Costs and expenses:
Operating, administrative and other	500	856
Depreciation and amortization	33	201

Total costs and expenses	533	1,057
Gain on disposition of real estate	8,520	20,399

Operating income	8,691	21,024
Interest income	—	1
Interest expense	372	1,087

Income from discontinued operations, before provision for income taxes	8,319	19,938
Provision for income taxes	498	4,977

Income from discontinued operations, net of income taxes	7,821	14,961
Less: Income from discontinued operations attributable to non-controlling interests	6,346	5,975

Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	$1,475	$8,986

15. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009; condensed consolidating statements of operations for the three and nine months ended September 30, 2010 and 2009; and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009, of (a) CB Richard Ellis Group, Inc. as the parent, (b) CB Richard Ellis Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$243,029	$366,107	$159,535	$—	$768,675
Restricted cash	—	4,823	15,989	30,685	—	51,497
Receivables, net	—	4	342,269	475,757	—	818,030
Warehouse receivables (a)	—	—	264,819	—	—	264,819
Income taxes receivable	18,279	77,711	—	11,032	(45,148)	61,874
Prepaid expenses	—	417	38,088	50,316	—	88,821
Deferred tax assets, net	—	—	50,873	23,110	—	73,983
Real estate and other assets held for sale	—	—	—	5,671	—	5,671
Other current assets	—	—	27,012	17,205	—	44,217

Total Current Assets	18,283	325,984	1,105,157	773,311	(45,148)	2,177,587
Property and equipment, net	—	—	91,075	63,082	—	154,157
Goodwill	—	—	800,228	516,615	—	1,316,843
Other intangible assets, net	—	—	302,754	28,994	—	331,748
Investments in unconsolidated subsidiaries	—	—	74,730	57,658	—	132,388
Investments in consolidated subsidiaries	990,635	2,737,305	967,235	—	(4,695,175)	—
Intercompany loan receivable	—	—	635,000	119,352	(754,352)	—
Deferred tax assets, net	—	—	—	33,219	(21,854)	11,365
Real estate under development	—	—	—	131,424	—	131,424
Real estate held for investment	—	—	4,705	697,085	—	701,790
Available for sale securities	—	—	31,791	—	—	31,791
Other assets, net	—	24,400	22,095	39,475	—	85,970

Total Assets	$1,008,918	$3,087,689	$4,034,770	$2,460,215	$(5,516,529)	$5,075,063

Current Liabilities:
Accounts payable and accrued expenses	$—	$16,854	$126,193	$262,753	$—	$405,800
Compensation and employee benefits payable	—	626	178,499	126,735	—	305,860
Accrued bonus and profit sharing	—	—	144,236	130,029	—	274,265
Income taxes payable	—	—	45,148	—	(45,148)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	260,112	—	—	260,112
Revolving credit facility	—	10,209	—	7,684	—	17,893
Other	—	—	16	2,000	—	2,016

Total short-term borrowings	—	10,209	260,128	9,684	—	280,021
Current maturities of long-term debt	—	108,182	—	51	—	108,233
Notes payable on real estate	—	—	—	215,030	—	215,030
Liabilities related to real estate and other assets held for sale	—	—	—	4,342	—	4,342
Other current liabilities	—	—	13,733	2,584	—	16,317

Total Current Liabilities	—	135,871	767,937	751,208	(45,148)	1,609,868
Long-Term Debt:
Senior secured term loans	—	1,360,548	—	—	—	1,360,548
11.625% senior subordinated notes, net	—	437,373	—	—	—	437,373
Other long-term debt	—	—	—	141	—	141
Intercompany loan payable	235,521	163,262	355,569	—	(754,352)	—

Total Long-Term Debt	235,521	1,961,183	355,569	141	(754,352)	1,798,062
Deferred tax liabilities, net	—	—	21,854	—	(21,854)	—
Pension liability	—	—	—	63,128	—	63,128
Non-current tax liabilities	—	—	78,359	—	—	78,359
Notes payable on real estate	—	—	—	460,253	—	460,253
Other liabilities	—	—	73,746	34,683	—	108,429

Total Liabilities	235,521	2,097,054	1,297,465	1,309,413	(821,354)	4,118,099
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	773,397	990,635	2,737,305	967,235	(4,695,175)	773,397
Non-controlling interests	—	—	—	183,567	—	183,567

Total Equity	773,397	990,635	2,737,305	1,150,802	(4,695,175)	956,964

Total Liabilities and Equity	$1,008,918	$3,087,689	$4,034,770	$2,460,215	$(5,516,529)	$5,075,063

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Chase Bank, N.A. (JP Morgan), Fannie Mae As Soon As Pooled (ASAP) and Bank of America (BofA) lines of credit are pledged to JP Morgan, Fannie Mae and BofA, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$745,374	$520,844	$—	$1,266,218
Costs and expenses:
Cost of services	—	—	449,176	286,217	—	735,393
Operating, administrative and other	12,851	1,592	189,778	170,594	—	374,815
Depreciation and amortization	—	—	13,510	12,095	—	25,605

Total costs and expenses	12,851	1,592	652,464	468,906	—	1,135,813
Gain on disposition of real estate	—	—	68	106	—	174

Operating (loss) income	(12,851)	(1,592)	92,978	52,044	—	130,579
Equity income (loss) from unconsolidated subsidiaries	—	—	5,182	(1,500)	—	3,682
Interest income	—	44	644	912	(137)	1,463
Interest expense	—	37,194	1,975	10,723	(137)	49,755
Royalty and management service (income) expense	—	—	(5,819)	5,819	—	—
Income from consolidated subsidiaries	64,785	88,138	24,366	—	(177,289)	—

Income from continuing operations before (benefit of) provision for income taxes	51,934	49,396	127,014	34,914	(177,289)	85,969
(Benefit of) provision for income taxes	(5,104)	(15,389)	38,876	19,692	—	38,075

Net income from continuing operations	57,038	64,785	88,138	15,222	(177,289)	47,894
Income from discontinued operations, net of income taxes	—	—	—	7,821	—	7,821

Net income	57,038	64,785	88,138	23,043	(177,289)	55,715
Less: Net loss attributable to non-controlling interests	—	—	—	(1,323)	—	(1,323)

Net income attributable to CB Richard Ellis Group, Inc.	$57,038	$64,785	$88,138	$24,366	$(177,289)	$57,038

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$604,949	$418,256	$—	$1,023,205
Costs and expenses:
Cost of services	—	—	367,623	238,847	—	606,470
Operating, administrative and other	9,708	1,001	168,796	158,557	—	338,062
Depreciation and amortization	—	—	13,522	10,923	—	24,445

Total costs and expenses	9,708	1,001	549,941	408,327	—	968,977
Gain on disposition of real estate	—	—	—	2,766	—	2,766

Operating (loss) income	(9,708)	(1,001)	55,008	12,695	—	56,994
Equity loss from unconsolidated subsidiaries	—	—	(664)	(5,648)	—	(6,312)
Interest income	—	8	1,609	7	(376)	1,248
Interest expense	—	45,927	572	7,952	(376)	54,075
Royalty and management service (income) expense	—	—	(6,432)	6,432	—	—
Income from consolidated subsidiaries	18,212	46,718	4,088	—	(69,018)	—

Income (loss) before (benefit of) provision for income taxes	8,504	(202)	65,901	(7,330)	(69,018)	(2,145)
(Benefit of) provision for income taxes	(3,873)	(18,414)	19,183	11,602	—	8,498

Net income (loss)	12,377	18,212	46,718	(18,932)	(69,018)	(10,643)
Less: Net loss attributable to non-controlling interests	—	—	—	(23,020)	—	(23,020)

Net income attributable to CB Richard Ellis Group, Inc.	$12,377	$18,212	$46,718	$4,088	$(69,018)	$12,377

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,018,598	$1,445,422	$—	$3,464,020
Costs and expenses:
Cost of services	—	—	1,213,866	815,435	—	2,029,301
Operating, administrative and other	33,961	4,106	554,257	493,230	—	1,085,554
Depreciation and amortization	—	—	42,244	37,272	—	79,516

Total costs and expenses	33,961	4,106	1,810,367	1,345,937	—	3,194,371
Gain on disposition of real estate	—	—	3,381	416	—	3,797

Operating (loss) income	(33,961)	(4,106)	211,612	99,901	—	273,446
Equity income (loss) from unconsolidated subsidiaries	—	—	13,989	(2,656)	—	11,333
Interest income	—	147	2,130	4,583	(486)	6,374
Interest expense	—	116,783	2,214	31,311	(486)	149,822
Royalty and management service (income) expense	—	—	(16,916)	16,916	—	—
Income from consolidated subsidiaries	125,673	198,456	46,220	—	(370,349)	—

Income from continuing operations before (benefit of) provision for income taxes	91,712	77,714	288,653	53,601	(370,349)	141,331
(Benefit of) provision for income taxes	(13,489)	(47,959)	90,197	43,329	—	72,078

Net income from continuing operations	105,201	125,673	198,456	10,272	(370,349)	69,253
Income from discontinued operations, net of income taxes	—	—	—	14,961	—	14,961

Net income	105,201	125,673	198,456	25,233	(370,349)	84,214
Less: Net loss attributable to non-controlling interests	—	—	—	(20,987)	—	(20,987)

Net income attributable to CB Richard Ellis Group, Inc.	$105,201	$125,673	$198,456	$46,220	$(370,349)	$105,201

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,732,103	$1,137,218	$—	$2,869,321
Costs and expenses:
Cost of services	—	—	1,068,677	658,043	—	1,726,720
Operating, administrative and other	24,674	3,789	513,342	431,087	—	972,892
Depreciation and amortization	—	—	41,039	32,964	—	74,003

Total costs and expenses	24,674	3,789	1,623,058	1,122,094	—	2,773,615
Gain on disposition of real estate	—	—	—	5,691	—	5,691

Operating (loss) income	(24,674)	(3,789)	109,045	20,815	—	101,397
Equity loss from unconsolidated subsidiaries	—	—	(4,934)	(13,318)	—	(18,252)
Interest income	—	36	3,676	2,492	(1,414)	4,790
Interest expense	—	113,270	795	23,640	(1,414)	136,291
Write-off of financing costs	—	29,255	—	—	—	29,255
Royalty and management service (income) expense	—	—	(12,420)	12,420	—	—
(Loss) income from consolidated subsidiaries	(16,118)	72,311	2,956	—	(59,149)	—

(Loss) income before (benefit of) provision for income taxes	(40,792)	(73,967)	122,368	(26,071)	(59,149)	(77,611)
(Benefit of) provision for income taxes	(9,843)	(57,849)	50,057	18,792	—	1,157

Net (loss) income	(30,949)	(16,118)	72,311	(44,863)	(59,149)	(78,768)
Less: Net loss attributable to non-controlling interests	—	—	—	(47,819)	—	(47,819)

Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(30,949)	$(16,118)	$72,311	$2,956	$(59,149)	$(30,949)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$10,731	$43,624	$196,197	$74,372	$324,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(11,193)	(6,692)	(17,885)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(2,340)	(66,280)	(68,620)
Contributions to unconsolidated subsidiaries	—	—	(19,329)	(3,317)	(22,646)
Distributions from unconsolidated subsidiaries	—	—	18,102	1,141	19,243
Net proceeds from disposition of real estate held for investment	—	—	—	76,504	76,504
Additions to real estate held for investment	—	—	—	(22,861)	(22,861)
Proceeds from the sale of servicing rights and other assets	—	—	20,775	1,747	22,522
Increase in restricted cash	—	—	(2,201)	(3,525)	(5,726)
Other investing activities, net	—	—	(1,386)	—	(1,386)

Net cash provided by (used in) investing activities	—	—	2,428	(23,283)	(20,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(214,880)	—	—	(214,880)
Proceeds from revolving credit facility	—	—	—	16,349	16,349
Repayment of revolving credit facility	—	—	—	(19,190)	(19,190)
Proceeds from notes payable on real estate held for investment	—	—	—	18,981	18,981
Repayment of notes payable on real estate held for investment	—	—	—	(79,555)	(79,555)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,603	3,603
Repayment of notes payable on real estate held for sale and under development	—	—	—	(9,953)	(9,953)
Repayment of short-term borrowings and other loans, net	—	—	(548)	(3,500)	(4,048)
Proceeds from exercise of stock options	578	—	—	—	578
Non-controlling interests contributions	—	—	—	27,367	27,367
Non-controlling interests distributions	—	—	—	(6,725)	(6,725)
Payment of financing costs	—	(5,191)	—	(875)	(6,066)
(Increase) decrease in intercompany receivables, net	(12,110)	176,890	(115,221)	(49,559)	—
Other financing activities, net	801	—	—	(283)	518

Net cash used in financing activities	(10,731)	(43,181)	(115,769)	(103,340)	(273,021)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(3,930)	(3,930)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	443	82,856	(56,181)	27,118
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	242,586	283,251	215,716	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$243,029	$366,107	$159,535	$768,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$98,296	$5	$24,330	$122,631

Income tax (refunds) payments, net	$(6,424)	$(78,380)	$27,995	$30,001	$(26,808)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$13,080	$(64,160)	$129,378	$(24,847)	$53,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(7,272)	(5,375)	(12,647)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(5,762)	(22,501)	(28,263)
Contributions to unconsolidated subsidiaries	—	—	(4,856)	(36,810)	(41,666)
Distributions from unconsolidated subsidiaries	—	—	3,898	864	4,762
Net proceeds from disposition of real estate held for investment	—	—	—	3,408	3,408
Additions to real estate held for investment	—	—	—	(22,952)	(22,952)
Proceeds from the sale of servicing rights and other assets	—	—	6,704	259	6,963
Increase in restricted cash	—	—	(2,370)	(4,014)	(6,384)
Other investing activities, net	—	—	(1,126)	—	(1,126)

Net cash used in investing activities	—	—	(10,784)	(87,121)	(97,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(429,250)	—	—	(429,250)
Proceeds from revolving credit facility	—	793,049	—	7,879	800,928
Repayment of revolving credit facility	—	(741,646)	—	(10,564)	(752,210)
Proceeds from 11.625% senior subordinated notes, net	—	435,928	—	—	435,928
Proceeds from notes payable on real estate held for investment	—	—	—	13,764	13,764
Repayment of notes payable on real estate held for investment	—	—	—	(5,432)	(5,432)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	48,640	48,640
Repayment of notes payable on real estate held for sale and under development	—	—	—	(34,968)	(34,968)
Repayment of short-term borrowings and other loans, net	—	—	(1,676)	(2,517)	(4,193)
Proceeds from issuance of common stock, net	146,361	—	—	—	146,361
Proceeds from exercise of stock options	14,735	—	—	—	14,735
Non-controlling interests contributions	—	—	—	20,470	20,470
Non-controlling interests distributions	—	—	—	(12,501)	(12,501)
Payment of financing costs	—	(37,690)	—	(1,008)	(38,698)
(Increase) decrease in intercompany receivables, net	(174,080)	154,317	(87,593)	107,356	—
Other financing activities, net	(96)	—	—	(1,233)	(1,329)

Net cash (used in) provided by financing activities	(13,080)	174,708	(89,269)	129,886	202,245
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	9,431	9,431

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	110,548	29,325	27,349	167,222
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	7,203	9,467	142,149	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$117,751	$38,792	$169,498	$326,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$85,148	$97	$15,065	$100,310

Income tax (refunds) payments, net	$(2,126)	$(9,221)	$(56,198)	$13,627	$(53,918)

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Americas	$812,287	$646,249	$2,180,153	$1,824,855
EMEA	215,768	192,276	629,306	531,032
Asia Pacific	167,357	131,586	460,467	347,332
Global Investment Management	49,518	32,872	135,821	102,774
Development Services	21,288	20,222	58,273	63,328

	$1,266,218	$1,023,205	$3,464,020	$2,869,321

EBITDA
Americas	$110,487	$63,744	$262,322	$144,987
EMEA	17,786	14,725	41,776	17,536
Asia Pacific	15,554	12,971	36,589	27,130
Global Investment Management	16,680	4,642	22,516	6,397
Development Services	9,406	2,065	43,304	8,917

	$169,913	$98,147	$406,507	$204,967

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Americas
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$41,500	$11,013	$79,084	$(19,746)
Add:
Depreciation and amortization	13,943	14,032	43,630	42,523
Interest expense	36,724	45,242	115,410	112,249
Write-off of financing costs	—	—	—	29,255
Royalty and management service income	(4,909)	(5,575)	(14,401)	(10,280)
Provision for (benefit of) income taxes	24,277	(27)	41,708	(6,117)
Less:
Interest income	1,048	941	3,109	2,897

EBITDA	$110,487	$63,744	$262,322	$144,987

EMEA
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$5,445	$575	$11,695	$(853)
Add:
Depreciation and amortization	2,289	2,806	7,063	7,967
Interest expense	64	237	189	720
Royalty and management service expense	2,767	3,964	8,308	6,576
Provision for income taxes	7,500	7,188	15,484	3,500
Less:
Interest income	279	45	963	374

EBITDA	$17,786	$14,725	$41,776	$17,536

Asia Pacific
Net income attributable to CB Richard Ellis Group, Inc.	$2,726	$5,047	$9,376	$3,512
Add:
Depreciation and amortization	1,943	2,155	6,062	6,411
Interest expense	547	912	1,717	2,305
Royalty and management service expense	1,949	1,388	5,487	3,065
Provision for income taxes	8,488	3,646	15,976	12,265
Less:
Interest income	99	177	2,029	428

EBITDA	$15,554	$12,971	$36,589	$27,130

Global Investment Management
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$4,835	$993	$(4,752)	$(18)
Add:
Depreciation and amortization	3,632	1,257	10,102	3,646
Interest expense	8,049	1,458	18,527	3,047
Royalty and management service expense	193	223	606	639
(Benefit of) provision for income taxes	(4)	750	(1,774)	(426)
Less:
Interest income	25	39	193	491

EBITDA	$16,680	$4,642	$22,516	$6,397

Development Services
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$2,532	$(5,251)	$9,798	$(13,844)
Add:
Depreciation and amortization (1)	3,831	4,195	12,860	13,456
Interest expense (2)	4,743	6,226	15,066	17,970
(Benefit of) provision for income taxes (3)	(1,688)	(3,059)	5,661	(8,065)
Less:
Interest income	12	46	81	600

EBITDA (4)	$9,406	$2,065	$43,304	$8,917

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Includes depreciation and amortization related to discontinued operations of $0.03 million and $0.2 million for the three and nine months ended September 30, 2010, respectively.
(2)	Includes interest expense related to discontinued operations of $0.4 million and $1.1 million for the three and nine months ended September 30, 2010, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $0.5 million and $5.0 million for the three and nine months ended September 30, 2010, respectively.
(4)	Includes EBITDA related to discontinued operations of $2.4 million and $15.3 million for the three and nine months ended September 30, 2010, respectively.

17. Subsequent Events

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. Shortly thereafter, we repaid approximately $357.4 million of various tranches of our term A loans using net proceeds from the new $350.0 million senior notes as well as cash on hand. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of CBRE’s current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended September 30, 2010, represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the world’s largest commercial real estate services firm, based on 2009 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2009, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 29,000 employees providing commercial real estate services under the “CB Richard Ellis” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. In 2006, we became the first commercial real estate services company included in the S&P 500. In 2008, we became the first commercial real estate services firm to be included in the Fortune 500 and remained the only commercial real estate services company on this list in 2009 and 2010. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for four consecutive years, including in 2010 when we ranked 13th overall. In 2010, The Financial Times named us Property Investment Advisor of the Year and Euromoney magazine named us Global Real Estate Advisor of the Year.

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

Negative economic conditions also affected our compensation expense, which is generally structured to decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they were in 2008 and 2009, our management takes decisive actions to improve operational performance by, among other things, reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels. Notwithstanding these actions, adverse global and regional economic trends remain one of the most significant risks to the financial condition and performance of our operations.

Economic conditions began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007, and the decline in U.S. economic activity accelerated throughout 2008 and most of 2009. The economic weakness became most severe following the global capital markets disruption in late 2008, which caused credit availability to freeze up, investors to become more risk averse and assets of all types to lose significant value. These conditions also caused the economy to contract further and job losses to increase, resulting in a significant decline in leasing activity, space absorption, occupancy levels and rental rates. In addition, U.S. investment sales fell sharply in the face of significantly constrained liquidity, weakened property fundamentals, and the re-pricing of risk. A return to positive economic growth in the United States in the second half of 2009 and a turn toward positive employment growth in early 2010 has had only a modestly beneficial impact on commercial real estate fundamentals. Property values remained under pressure, but appear to be stabilizing, especially for core assets, and occupancy and rental rates appear to have bottomed out. The credit markets and business confidence have improved and sales and leasing transaction velocity began to rebound in early 2010, compared with the depressed levels of 2009.

In Europe, weakening market conditions began to manifest in the United Kingdom in late 2007 and throughout the continent in early 2008. The major European economies also entered into a recession in 2008, which deepened and persisted through 2009. Low rates of economic growth have occurred in 2010. Leasing activity in 2010 remained subdued, but did revive somewhat compared with 2009’s depressed levels. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. However, larger markets like London and Paris began to show modest increases in investment sales during the fourth quarter of 2009. This trend continued in 2010 and became evident in more European markets, although the rate of improvement began to slow in the second half of the year. The markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in 2008 and most of 2009. In late 2009 and continuing in 2010, transaction activity began to revive in Asia Pacific, reflecting the economic rebound in some countries in this region, including China, India, Singapore and Australia.

Deteriorating conditions have also adversely affected investment management and development activity since late 2007 as property values declined sharply, and both financing and disposition options became more limited. However, the financing and disposition markets began to improve modestly in 2010.

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

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. For example, we enhanced our mortgage brokerage services through our 1996 acquisition of L.J. Melody & Company (now known as CBRE Capital Markets) and we significantly increased the scale of our investment management business through our 1995 acquisition of Westmark Realty Advisors (now known as CB Richard Ellis Investors), our 1997 acquisition of Koll Real Estate Services and our 1998 acquisition of the London-based firm Hillier Parker May & Rowden. Our 2003 acquisition of Insignia Financial Group, Inc. (Insignia) significantly increased the scale of our real estate advisory and outsourcing services business lines in our Americas segment and also significantly increased our presence in the New York, London and Paris metropolitan areas. In December 2006, we acquired Trammell Crow Company, our largest acquisition to date. The acquisition of Trammell Crow Company deepened our offering of outsourcing services for corporate and institutional clients, especially project and facilities management, strengthened our ability to provide integrated management solutions across geographies, added our Development Services business and provided additional people, resources and expertise to offer commercial real estate services throughout the United States.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. With the exception of a small niche industrial practice in the United Kingdom that we acquired during the three months ended June 30, 2010, no acquisitions were completed from 2008 through the nine months ended September 30, 2010 in light of the recent economic environment. As market conditions continue to improve, we believe acquisitions will once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 (the Insignia Acquisition) and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. These transaction-related expenditures included severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia Acquisition in the third quarter of 2004 and the Trammell Crow Company Acquisition in the fourth quarter of 2007. In addition, through September 30, 2010, we have incurred expenses of $41.9 million related to Insignia and $61.4 million related to Trammell Crow Company in connection with the integration of these companies’ business lines, as well as accounting and other systems, into our own. During the nine months ended September 30, 2010, we incurred $2.9 million of integration expenses, the majority of which were related to the acquisition of Trammell Crow Company. We expect to incur total integration expenses relating to past acquisitions of approximately $5 million during 2010, which primarily include residual integration costs associated with our acquisition of Trammell Crow Company.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of September 30, 2010, our total debt, excluding our notes payable on real estate and warehouse lines of credit, was approximately $1.9 billion. Our level of indebtedness and the operating and financial restrictions in our debt agreements place constraints on the operation of our business. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisitions of Insignia and Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

Since August 2009, we have extended the maturity and amortization schedules on approximately $1.3 billion of debt. During the nine months ended September 30, 2010, we repaid $214.9 million of our senior secured term loans outstanding under our credit agreement. On October 8, 2010, CB Richard Ellis Services, Inc., or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. On October 5, 2010, we announced that we are in discussions with our lenders about the potential to refinance the approximately $1.5 billion of total debt outstanding as of September 30, 2010 under our existing credit agreement. Shortly thereafter, we repaid approximately $357.4 million of various tranches of our term A loans using net proceeds from the new $350.0 million senior notes as well as cash on hand. We intend to use approximately $500.0 million of cash on hand and up to $650.0 million of secured term loans under new senior secured credit facilities to repay the remaining outstanding debt under our existing credit agreement. Additionally, we are considering the establishment of a new $700.0 million secured revolving credit facility.

All of these actions give us increased flexibility and significantly extend the weighted average maturity of our outstanding debt.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies as of September 30, 2010.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Revenue	$1,266,218	100.0%	$1,023,205	100.0%	$3,464,020	100.0%	$2,869,321	100.0%
Costs and expenses:
Cost of services	735,393	58.1	606,470	59.3	2,029,301	58.6	1,726,720	60.2
Operating, administrative and other	374,815	29.6	338,062	33.0	1,085,554	31.3	972,892	33.9
Depreciation and amortization	25,605	2.0	24,445	2.4	79,516	2.3	74,003	2.6

Total costs and expenses	1,135,813	89.7	968,977	94.7	3,194,371	92.2	2,773,615	96.7
Gain on disposition of real estate	174	—	2,766	0.3	3,797	0.1	5,691	0.2

Operating income	130,579	10.3	56,994	5.6	273,446	7.9	101,397	3.5
Equity income (loss) from unconsolidated subsidiaries	3,682	0.3	(6,312)	(0.6)	11,333	0.3	(18,252)	(0.6)
Interest income	1,463	0.1	1,248	0.1	6,374	0.2	4,790	0.2
Interest expense	49,755	3.9	54,075	5.3	149,822	4.3	136,291	4.8
Write-off of financing costs	—	—	—	—	—	—	29,255	1.0

Income (loss) from continuing operations before provision for income taxes	85,969	6.8	(2,145)	(0.2)	141,331	4.1	(77,611)	(2.7)
Provision for income taxes	38,075	3.0	8,498	0.8	72,078	2.1	1,157	0.1

Net income (loss) from continuing operations	47,894	3.8	(10,643)	(1.0)	69,253	2.0	(78,768)	(2.8)
Income from discontinued operations, net of income taxes	7,821	0.6	—	—	14,961	0.4	—	—

Net income (loss)	55,715	4.4	(10,643)	(1.0)	84,214	2.4	(78,768)	(2.8)
Less: Net loss attributable to non-controlling interests	(1,323)	(0.1)	(23,020)	(2.2)	(20,987)	(0.6)	(47,819)	(1.7)

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$57,038	4.5%	$12,377	1.2%	$105,201	3.0%	$(30,949)	(1.1)%

EBITDA (1)	$169,913	13.4%	$98,147	9.6%	$406,507	11.7%	$204,967	7.1%

(1)	Includes EBITDA related to discontinued operations of $2.4 million and $15.3 million for the three and nine months ended September 30, 2010, respectively.

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

EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$57,038	$12,377	$105,201	$(30,949)
Add:
Depreciation and amortization (1)	25,638	24,445	79,717	74,003
Interest expense (2)	50,127	54,075	150,909	136,291
Write-off of financing costs	—	—	—	29,255
Provision for income taxes (3)	38,573	8,498	77,055	1,157
Less:
Interest income	1,463	1,248	6,375	4,790

EBITDA (4)	$169,913	$98,147	$406,507	$204,967

(1)	Includes depreciation and amortization related to discontinued operations of $0.03 million and $0.2 million for the three and nine months ended September 30, 2010, respectively.
(2)	Includes interest expense related to discontinued operations of $0.4 million and $1.1 million for the three and nine months ended September 30, 2010, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $0.5 million and $5.0 million for the three and nine months ended September 30, 2010, respectively.
(4)	Includes EBITDA related to discontinued operations of $2.4 million and $15.3 million for the three and nine months ended September 30, 2010, respectively.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

We reported consolidated net income of $57.0 million for the three months ended September 30, 2010 on revenue of $1.3 billion as compared to consolidated net income of $12.4 million on revenue of $1.0 billion for the three months ended September 30, 2009.

Our revenue on a consolidated basis for the three months ended September 30, 2010 increased by $243.0 million, or 23.8%, as compared to the three months ended September 30, 2009. This increase was primarily driven by higher worldwide sales (up 62.8%), leasing (up 27.2%) and outsourcing (up 7.0%) activity. Foreign currency translation had an $8.6 million negative impact on total revenue during the three months ended September 30, 2010.

Our cost of services on a consolidated basis increased by $128.9 million, or 21.3%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission and bonus accruals. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $4.7 million positive impact on cost of services during the three months ended September 30, 2010. Cost of services as a percentage of revenue decreased from 59.3% for the three months ended September 30, 2009 to

58.1% for the three months ended September 30, 2010. This improvement is particularly notable considering the restoration of commission rates to pre-recession levels in the current year period. The decrease in cost of services as a percentage of revenue was primarily the result of the strong improvement in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis increased by $36.8 million, or 10.9%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from our improved operating performance as well as the restoration of salaries to pre-recession levels in the current year period. Also contributing to the increase were greater net reversals of carried interest incentive compensation expense accruals in the prior year and moderately higher marketing and travel costs in support of our growing revenue in the current year. These increases were partially offset by lower impairment charges incurred in our Development Services segment in the current year. Foreign currency translation had a $3.5 million positive impact on total operating expenses during the three months ended September 30, 2010. Operating expenses as a percentage of revenue decreased to 29.6% for the three months ended September 30, 2010 from 33.0% for the three months ended September 30, 2009, largely attributable to the strong improvement in overall revenue.

Our depreciation and amortization expense on a consolidated basis increased by $1.2 million, or 4.7%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily attributable to higher depreciation expense within our Global Investment Management segment driven by the consolidation of several assets due to the adoption of Accounting Standards Update, or ASU, 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” effective January 1, 2010 (See Note 2 to the Notes to Consolidated Financial Statements (Unaudited) for more information).

Our gain on disposition of real estate on a consolidated basis was $0.2 million for the three months ended September 30, 2010 as compared to $2.8 million for the three months ended September 30, 2009. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis was $3.7 million for the three months ended September 30, 2010 as compared to an equity loss from unconsolidated subsidiaries of $6.3 million for the three months ended September 30, 2009. The increase in equity income was primarily driven by higher equity income reported by our Development Services segment in the current year quarter and lower impairments in the current year quarter compared to the prior year quarter within our Global Investment Management and Development Services segments.

Our consolidated interest income was relatively consistent at $1.5 million for the three months ended September 30, 2010 versus $1.2 million for the three months ended September 30, 2009.

Our consolidated interest expense decreased by $4.3 million, or 8.0%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease was primarily due to lower interest expense associated with our credit agreement, partially offset by an increase in interest expense reported by our Global Investment Management segment partially resulting from the consolidation of several assets due to the adoption of ASU 2009-17 in the current year.

Our provision for income taxes on a consolidated basis was $38.1 million for the three months ended September 30, 2010 as compared to $8.5 million for the three months ended September 30, 2009. The change in our provision for income taxes was primarily the result of increased income reported for the third quarter of 2010 compared to the third quarter of 2009. Our effective tax rate from continuing operations, after adjusting pre-tax income (loss) to remove the portion attributable to non-controlling interests, was consistent at 40.7% for both the three months ended September 30, 2010 and 2009.

Our consolidated income from discontinued operations, net of income taxes, was $7.8 million for the three months ended September 30, 2010. This income was reported in our Development Services segment and mostly related to gains from asset dispositions.

Our net loss attributable to non-controlling interests on a consolidated basis was $1.3 million for the three months ended September 30, 2010 as compared to $23.0 million for the three months ended September 30, 2009. This activity primarily reflects our non-controlling interests’ share of losses within our Global Investment Management and Development Services segments.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We reported consolidated net income of $105.2 million for the nine months ended September 30, 2010 on revenue of $3.5 billion as compared to a consolidated net loss of $30.9 million on revenue of $2.9 billion for the nine months ended September 30, 2009.

Our revenue on a consolidated basis for the nine months ended September 30, 2010 increased by $594.7 million, or 20.7%, as compared to the nine months ended September 30, 2009. This increase was primarily driven by higher worldwide sales (up 59.2%), leasing (up 26.6%) and outsourcing (up 7.8%) activity. Foreign currency translation had a $53.4 million positive impact on total revenue during the nine months ended September 30, 2010.

Our cost of services on a consolidated basis increased by $302.6 million, or 17.5%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission and bonus accruals. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $34.0 million negative impact on cost of services during the nine months ended September 30, 2010. Cost of services as a percentage of revenue decreased from 60.2% for the nine months ended September 30, 2009 to 58.6% for the nine months ended September 30, 2010. This decrease was primarily the result of the strong improvement in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis increased by $112.7 million, or 11.6%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from our improved operating performance as well as the restoration of salaries to pre-recession levels in the third quarter of 2010. Also contributing to the increase were greater net reversals of carried interest incentive compensation expense accruals in the prior year and moderately higher marketing and travel costs in support of our growing revenue in the current year. These increases were partially offset by lower impairment charges incurred in our Development Services segment in the current year. Foreign currency translation had a $14.1 million negative impact on total operating expenses during the nine months ended September 30, 2010. Operating expenses as a percentage of revenue decreased to 31.3% for the nine months ended September 30, 2010 from 33.9% for the nine months ended September 30, 2009, reflective of our cost containment efforts during the recessionary period of 2008 and 2009 as well as the strong improvement in overall revenue.

Our depreciation and amortization expense on a consolidated basis increased by $5.5 million, or 7.4%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily attributable to higher depreciation expense within our Global Investment Management segment driven by the consolidation of several assets due to the adoption of ASU 2009-17 in the current year.

Our gain on disposition of real estate on a consolidated basis was $3.8 million and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis was $11.3 million for the nine months ended September 30, 2010 as compared to an equity loss from unconsolidated subsidiaries of $18.3 million for the nine months ended September 30, 2009. The increase in equity income in the current year was primarily driven by a gain on a property sale within our Development Services segment as well as higher impairments of equity investments in our Development Services and Global Investment Management segments in the prior year period.

Our consolidated interest income was $6.4 million for the nine months ended September 30, 2010, an increase of $1.6 million, or 33.1%, as compared to the nine months ended September 30, 2009. This increase was mainly driven by higher interest income reported in our Asia Pacific segment, which resulted from the final measurement of a deferred purchase obligation related to the purchase of remaining non-controlling interests in our subsidiary in India.

Our consolidated interest expense increased by $13.5 million, or 9.9%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily due to higher interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009 and increased interest expense reported by our Global Investment Management segment mainly resulting from the consolidation of several assets due to the adoption of ASU 2009-17 in the current year. These increases were largely offset by lower interest expense associated with our credit agreement.

We wrote off $29.3 million of financing costs during the nine months ended September 30, 2009 in connection with the amendment of our credit agreement on March 24, 2009.

Our provision for income taxes on a consolidated basis was $72.1 million for the nine months ended September 30, 2010 as compared to $1.2 million for the nine months ended September 30, 2009. Our effective tax rate from continuing operations, after adjusting pre-tax income (loss) to remove the portion attributable to non-controlling interests, increased to 42.8% for the nine months ended September 30, 2010 as compared to negative 3.9% for the nine months ended September 30, 2009. The changes in our provision for income taxes and our effective tax rate were primarily the result of significant income reported for the current year period versus a loss in the prior year period as well as the respective impact of losses sustained in jurisdictions where no tax benefit could be provided. The impact of such losses should lessen by year-end 2010 and our full year 2010 effective tax rate should approximate 36-38%.

Our consolidated income from discontinued operations, net of income taxes, was $15.0 million for the nine months ended September 30, 2010. This income was reported in our Development Services segment and mostly related to gains from asset dispositions.

Our net loss attributable to non-controlling interests on a consolidated basis was $21.0 million for the nine months ended September 30, 2010 as compared to $47.8 million for the nine months ended September 30, 2009. This activity primarily reflects our non-controlling interests’ share of losses within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Americas
Revenue	$812,287	100.0%	$646,249	100.0%	$2,180,153	100.0%	$1,824,855	100.0%
Costs and expenses:
Cost of services	502,404	61.9	409,125	63.3	1,361,628	62.5	1,177,619	64.5
Operating, administrative and other	201,240	24.8	175,356	27.1	562,156	25.8	507,597	27.8
Depreciation and amortization	13,943	1.7	14,032	2.2	43,630	2.0	42,523	2.4

Operating income	$94,700	11.6%	$47,736	7.4%	$212,739	9.7%	$97,116	5.3%

EBITDA (1)	$110,487	13.6%	$63,744	9.9%	$262,322	12.0%	$144,987	7.9%

EMEA
Revenue	$215,768	100.0%	$192,276	100.0%	$629,306	100.0%	$531,032	100.0%
Costs and expenses:
Cost of services	129,817	60.2	117,233	61.0	381,400	60.6	336,595	63.4
Operating, administrative and other	69,339	32.1	60,585	31.5	207,135	32.9	177,485	33.4
Depreciation and amortization	2,289	1.1	2,806	1.4	7,063	1.1	7,967	1.5

Operating income	$14,323	6.6%	$11,652	6.1%	$33,708	5.4%	$8,985	1.7%

EBITDA (1)	$17,786	8.2%	$14,725	7.7%	$41,776	6.6%	$17,536	3.3%

Asia Pacific
Revenue	$167,357	100.0%	$131,586	100.0%	$460,467	100.0%	$347,332	100.0%
Costs and expenses:
Cost of services	103,172	61.6	80,112	60.9	286,273	62.2	212,506	61.2
Operating, administrative and other	48,646	29.1	38,694	29.4	137,571	29.9	106,212	30.6
Depreciation and amortization	1,943	1.2	2,155	1.6	6,062	1.3	6,411	1.8

Operating income	$13,596	8.1%	$10,625	8.1%	$30,561	6.6%	$22,203	6.4%

EBITDA (1)	$15,554	9.3%	$12,971	9.9%	$36,589	7.9%	$27,130	7.8%

Global Investment Management
Revenue	$49,518	100.0%	$32,872	100.0%	$135,821	100.0%	$102,774	100.0%
Costs and expenses:
Operating, administrative and other	34,260	69.2	25,491	77.5	115,129	84.8	81,782	79.6
Depreciation and amortization	3,632	7.3	1,257	3.9	10,102	7.4	3,646	3.5

Operating income	$11,626	23.5%	$6,124	18.6%	$10,590	7.8%	$17,346	16.9%

EBITDA (1)	$16,680	33.7%	$4,642	14.1%	$22,516	16.6%	$6,397	6.2%

Development Services
Revenue	$21,288	100.0%	$20,222	100.0%	$58,273	100.0%	$63,328	100.0%
Costs and expenses:
Operating, administrative and other	21,330	100.2	37,936	187.6	63,563	109.1	99,816	157.6
Depreciation and amortization	3,798	17.8	4,195	20.8	12,659	21.7	13,456	21.3
Gain on disposition of real estate	174	0.8	2,766	13.7	3,797	6.5	5,691	9.0

Operating loss	$(3,666)	(17.2)%	$(19,143)	(94.7)%	$(14,152)	(24.3)%	$(44,253)	(69.9)%

EBITDA (1) (2)	$9,406	44.2%	$2,065	10.2%	$43,304	74.3%	$8,917	14.1%

(1)	See Note 16 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CB Richard Ellis Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $2.4 million and $15.3 million for the three and nine months ended September 30, 2010, respectively.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Americas

Revenue increased by $166.0 million, or 25.7%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This improvement was primarily driven by higher sales and leasing activity as well as increased commercial mortgage brokerage activity. Foreign currency translation had a $5.0 million positive impact on total revenue during the three months ended September 30, 2010.

Cost of services increased by $93.3 million, or 22.8%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Foreign currency translation had a $2.6 million negative impact on cost of services during the three months ended September 30, 2010. Cost of services as a percentage of revenue decreased to 61.9% for the three months ended September 30, 2010 from 63.3% for the three months ended September 30, 2009 primarily due to the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $25.9 million, or 14.8%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from our improved operating performance as well as the restoration of salaries to pre-recession levels in the current year period. Also contributing to the increase were moderately higher marketing and travel costs in support of our growing revenue. Foreign currency translation had a $1.4 million negative impact on total operating expenses during the three months ended September 30, 2010.

EMEA

Revenue increased by $23.5 million, or 12.2%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily attributable to higher sales, leasing and outsourcing activities, particularly in France, Russia and the United Kingdom. Foreign currency translation had a $20.5 million negative impact on total revenue during the three months ended September 30, 2010.

Cost of services increased by $12.6 million, or 10.7%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission and bonus expense resulting from increased transaction revenue. Foreign currency translation had a $12.2 million positive impact on cost of services during the three months ended September 30, 2010. Cost of services as a percentage of revenue decreased to 60.2% for the three months ended September 30, 2010 from 61.0% for the three months ended September 30, 2009, primarily driven by the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $8.8 million, or 14.4%. This increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance. Foreign currency translation had a $6.6 million positive impact on total operating expenses during the three months ended September 30, 2010.

Asia Pacific

Revenue increased by $35.8 million, or 27.2%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This revenue increase was primarily driven by higher sales, leasing and outsourcing activity, particularly in Australia, India, Japan and Singapore. Foreign currency translation had an $8.4 million positive impact on total revenue during the three months ended September 30, 2010.

Cost of services increased by $23.1 million, or 28.8%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission expense resulting from increased transaction revenue and higher compensation expense resulting from aggressive hiring in this region to support expected growth. Foreign currency translation had a $4.9 million negative impact on cost of services during the three months ended September 30, 2010. Cost of services as a percentage of revenue increased to 61.6% for the three months ended September 30, 2010 from 60.9% for the three months ended September 30, 2009, primarily driven by a shift in our business mix more towards outsourcing services and the aforementioned increase in compensation expense.

Operating, administrative and other expenses increased by $10.0 million, or 25.7%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily due to higher operating costs, including payroll-related, travel and marketing costs, which were driven by revenue increases and our continuing efforts to grow our business in this region. Foreign currency translation had a $2.5 million negative impact on total operating expenses during the three months ended September 30, 2010.

Global Investment Management

Revenue increased by $16.6 million, or 50.6%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This was partially driven by the consolidation of several assets due to the adoption of ASU 2009-17 in the current year. Excluding the impact of this adoption, revenue increased by $7.3 million, primarily due to higher acquisition fees as a result of a notable increase in the pace of capital deployment as well as higher asset management fees resulting from acquisitions from acquired assets during the nine months ended September 30, 2010. Foreign currency translation had a $1.5 million negative impact on total revenue during the three months ended September 30, 2010.

Operating, administrative and other expenses increased by $8.8 million, or 34.4%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily driven by a $5.6 million impact from the adoption of ASU 2009-17 in the current year and greater reversals of net carried interest incentive compensation expense accruals for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management in the prior year period. Foreign currency translation had an $0.8 million positive impact on total operating expenses during the three months ended September 30, 2010.

Assets under management (AUM) as of September 30, 2010 totaled $35.7 billion, up 3% from year-end 2009 and 6% from June 30, 2010.

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

Development Services

Revenue increased by $1.1 million, or 5.3%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to higher development fees.

Operating, administrative and other expenses decreased by $16.6 million, or 43.8%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This decrease was primarily driven by lower impairment charges related to real estate assets in the current year, partially offset by higher bonus accruals resulting from gains on property sales in the current year.

Development projects in process as of September 30, 2010 totaled $4.9 billion and the inventory of pipeline deals as of September 30, 2010 was $1.1 billion. These totals are up from $4.4 billion and $0.8 billion, respectively, at June 30, 2010 and $4.7 billion and $0.9 billion, respectively, at year-end 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Americas

Revenue increased by $355.3 million, or 19.5%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This improvement was primarily driven by higher sales and leasing activity as well as increased commercial mortgage brokerage activity. Foreign currency translation had a $25.5 million positive impact on total revenue during the nine months ended September 30, 2010.

Cost of services increased by $184.0 million, or 15.6%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Foreign currency translation had a $15.6 million negative impact on cost of services during the nine months ended September 30, 2010. Cost of services as a percentage of revenue decreased to 62.5% for the nine months ended September 30, 2010 from 64.5% for the nine months ended September 30, 2009 primarily due to the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $54.6 million, or 10.7%. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from our improved operating performance as well as the restoration of salaries to pre-recession levels in the third quarter of 2010. Also contributing to the increase were moderately higher marketing and travel costs in support of our growing revenue. Foreign currency translation had a $6.8 million negative impact on total operating expenses during the nine months ended September 30, 2010.

EMEA

Revenue increased by $98.3 million, or 18.5%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily attributable to higher sales, leasing and outsourcing activities, particularly in France, Germany, Spain and the United Kingdom. Foreign currency translation had a $13.8 million negative impact on total revenue during the nine months ended September 30, 2010.

Cost of services increased by $44.8 million, or 13.3%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission and bonus expense resulting from increased transaction revenue. Foreign currency translation had a $7.2 million positive impact on cost of services during the nine months ended September 30, 2010. Cost of services as a percentage of revenue decreased to 60.6% for the nine months ended September 30, 2010 from 63.4% for the nine months ended September 30, 2009, primarily driven by the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $29.7 million, or 16.7%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance. Higher bad debt provisions in the current year also contributed to the variance. Foreign currency translation had a $3.6 million positive impact on total operating expenses during the nine months ended September 30, 2010.

Asia Pacific

Revenue increased by $113.1 million, or 32.6%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This revenue increase was primarily driven by higher sales, leasing and outsourcing activity, particularly in Australia, China, India and Singapore. Foreign currency translation had a $42.0 million positive impact on total revenue during the nine months ended September 30, 2010.

Cost of services increased by $73.8 million, or 34.7%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission expense resulting from increased transaction revenue and higher compensation expense resulting from aggressive hiring in this region to support expected growth. Foreign currency translation had a $25.6 million negative impact on cost of services during the nine months ended September 30, 2010. Cost of services as a percentage of revenue increased to 62.2% for the nine months ended September 30, 2010 as compared to 61.2% for the nine months ended September 30, 2009, primarily driven by a shift in our business mix more towards outsourcing services and the aforementioned increase in compensation expense.

Operating, administrative and other expenses increased by $31.4 million, or 29.5%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily due to higher operating costs, including payroll-related, travel and marketing costs, which were driven by revenue increases and our continuing efforts to grow our business in this region. Foreign currency translation had a $10.6 million negative impact on total operating expenses during the nine months ended September 30, 2010.

Global Investment Management

Revenue increased by $33.0 million, or 32.2%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This was largely driven by the consolidation of several assets due to the adoption of ASU 2009-17 in the current year. Excluding the impact of this adoption, revenue increased by $8.0 million, primarily due to higher acquisition fees resulting from increased capital deployment. Foreign currency translation had a $0.3 million negative impact on total revenue during the nine months ended September 30, 2010.

Operating, administrative and other expenses increased by $33.3 million, or 40.8%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily driven by a $14.8 million impact from the adoption of ASU 2009-17 and bad debt provisions associated with asset management fees due from a fund. Also contributing to the increase in total operating expenses was greater net reversals of carried interest incentive compensation expense accruals for dedicated

Global Investment Management executives and team leaders with participation interests in certain real estate investments under management in the prior year period. Foreign currency translation had a $0.3 million negative impact on total operating expenses during the nine months ended September 30, 2010.

Development Services

Revenue decreased by $5.1 million, or 8.0%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to lower construction revenue and development fees, both driven by the continuation of weak market conditions.

Operating, administrative and other expenses decreased by $36.3 million, or 36.3%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This decrease was primarily driven by lower impairment charges related to real estate assets and notes receivable in the current year. Also contributing to the decrease in the current year was a reduction in payroll-related costs largely resulting from cost containment efforts, lower property operating expenses as a result of the property dispositions, and lower job construction costs, which correlated with the above-mentioned construction revenue decrease. These decreases were partially offset by higher bonus accruals resulting from gains on property sales in the current year.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2010 expected capital requirements include up to $60 million of anticipated net capital expenditures. During the nine months ended September 30, 2010, $13.3 million of net capital expenditures has been funded. As of September 30, 2010, we had aggregate commitments of $20.3 million to fund future co-investments in our Global Investment Management business, $6.5 million of which is expected to be funded in the fourth quarter of 2010. Additionally, as of September 30, 2010, we had committed to fund $27.2 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. In the past two years, we also conducted two debt offerings- in 2009 as part of a capital restructure in response to the global economic recession, and in 2010 to take advantage of low interest rates and term availability. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented recent global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $63.1 million and $64.9 million at September 30, 2010 and December 31, 2009, respectively. We expect to contribute a total of $3.5 million to fund our pension plans for the year ending December 31, 2010, of which $2.5 million was funded as of September 30, 2010.

The third long-term liquidity need is the repayment of obligations related to acquisitions. For example, in connection with our acquisitions of CB Richard Ellis KK (Japan) in 2006 and CB Richard Ellis South Asia Pte Ltd (India) in 2007, we incurred obligations with respect to the future purchase of non-controlling interests in such entities. During the nine months ended September 30, 2010, we purchased the remaining non-controlling interests in Japan and India. As of December 31, 2009, we had $58.5 million of deferred purchase obligations outstanding, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $324.9 million for the nine months ended September 30, 2010, an increase of $271.5 million as compared to the nine months ended September 30, 2009. The increase was primarily due to improved operating performance, higher net payments to vendors and to employees under our deferred compensation plan in the prior year and an increase in commission and bonus accruals as well as income taxes refunded in the current year. These items were partially offset by the impact of a decrease in receivables in the prior year versus an increase in the current year and higher bonuses paid in the current year.

Investing Activities

Net cash used in investing activities totaled $20.9 million for the nine months ended September 30, 2010, a decrease of $77.1 million as compared to the nine months ended September 30, 2009. The decrease was primarily driven by higher net proceeds received in the current year from the disposition of real estate held for investment and from the sale of servicing rights and other assets. Lower contributions to investments in unconsolidated subsidiaries along with higher distributions received from investments in unconsolidated subsidiaries in the current year also contributed to the decrease. These decreases were partially offset by the use of more cash in the current year for earn out payments associated with in-fill acquisitions.

Financing Activities

Net cash used in financing activities totaled $273.0 million for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $202.2 million for the nine months ended September 30, 2009. The sharp decrease in cash provided by financing activities was primarily due to proceeds received in the prior year in connection with equity offerings and the issuance of our 11.625% senior subordinated notes. Also contributing to the decrease were higher net repayments of notes payable on real estate within our Development Services segment in the current year. These decreases were partially offset by higher repayments of our senior secured term loans in the prior year.

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

Since 2001, we have maintained a credit agreement with Credit Suisse Group AG, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement (Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the nine months ended September 30, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of Credit Agreement amendment fees paid in March 2009. On August 24, 2009, we entered into a loan modification agreement to our Credit Agreement, which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans. On both February 5, 2010 and March 29, 2010, we entered into additional loan modification agreements to our Credit Agreement to further extend debt maturities and amortization schedules.

Subsequent to the March 29, 2010 loan modification, our Credit Agreement includes the following: (1) a $558.1 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, with tranche 1 in the amount of $225.1 million maturing on June 24, 2011 and tranche 2 in the amount of $333.0 million maturing on June 24, 2013; (2) a $579.8 million A term loan facility, which is further broken down as follows: i) a $135.9 million tranche A term loan facility requiring quarterly principal payments beginning December 31, 2010 through September 30, 2011, with the balance payable on December 20, 2011; ii) a $48.6 million tranche A-1 term loan facility payable on December 20, 2013; iii) a $203.2 million tranche A-2 term loan facility, requiring quarterly principal payments of $8.7 million beginning September 30, 2012 and continuing through March 31, 2013, with the balance payable on June 24, 2013; iv) a $167.5 million tranche A-3 term loan facility payable on December 20, 2013; v) a $24.1 million tranche A-3A term loan facility, requiring quarterly principal payments of $0.06 million since June 30, 2010 and continuing through September 30, 2013, with the balance payable on December 20, 2013; and vi) a $0.5 million tranche A-4 term loan facility payable on December 20, 2011, and (3) a $1,053.0 million B term loan facility, which is further broken down as follows: i) a $642.8 million tranche B term loan facility requiring quarterly principal payments of $1.9 million through September 30, 2013, with the balance payable on December 20, 2013; ii) a $295.2 million tranche B-1 term loan facility payable on December 20, 2015; and iii) a $115.0 million tranche B-1A term loan facility payable on December 20, 2015.

During the nine months ended September 30, 2010, we repaid the following amounts: $50.7 million of our tranche A term loan facility, which was applied to the required 2010 principal repayments; $7.2 million of our tranche A-1 term loan facility, which was applied against the balance due at maturity; $0.1 million of our tranche A-3A term loan facility, which covered the required quarterly principal payments due June 30, 2010 and September 30, 2010; $0.5 million of our tranche A-4 term loan facility, which repaid the entire outstanding balance; $153.8 million of our tranche B term loan facility, part of which covered a portion of the balance due at maturity and which also covered the 2010 required quarterly principal payments through September 30, 2010; $2.0 million of our tranche B-1 term loan facility, which covered a portion of the balance due at maturity; and $0.6 million of our tranche B-1A term loan facility, which covered a portion of the balance due at maturity.

The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of September 30, 2010 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 2.25% to 4.00% or the daily rate plus 1.25% to 3.00% for the tranche 1 facility, and on either the applicable fixed rate plus 2.50% to 4.75% or the daily rate plus 1.50% to 3.75% for the tranche 2 facility, in all cases as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2010 and December 31, 2009, we had $17.9 million ($12.0 million under tranche 1 and $5.9 million under tranche 2) and $21.1 million ($13.1 million under tranche 1 and $8.0 million under tranche 2), respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.0% and 5.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2010, letters of credit totaling $21.3 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of September 30, 2010 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.75% to 4.50% or the daily rate plus 1.75% to 3.50%; for the tranche A-1 term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; for the tranche A-2 term loan facility, on either the applicable fixed rate plus 3.25% to 5.50% or the daily rate plus 2.25% to 4.50%; and for the tranche A-3 and A-3A term loan facilities, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%. Effective July 1, 2010, in connection with the $150.0 million prepayment of our tranche B term loan facility, borrowings under the term B loan facility bear interest, based on our option, on the following: for the tranche B term loan facility, on either the applicable fixed rate plus 3.50% to 4.50% or the daily rate plus 2.50% to 3.50%; and for the tranche B-1 and B-1A term loan facilities, on either the applicable fixed rate plus 4.00% to 5.00% or the daily rate plus 3.00% to 4.00%. For all term loan facilities, both the fixed rate and daily rate options are determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). The tranche A-1, A-2, A-3, B-1 and B-1A term loan facilities include a targeted outstanding amount (as defined in the Credit Agreement) provision that will increase the interest rate by 2% if the outstanding balance exceeds the targeted outstanding amount at the end of each quarter. As of September 30, 2010 and December 31, 2009, the outstanding balance did not exceed the targeted outstanding amount. As of September 30, 2010 and December 31, 2009, we had $135.9 million and $326.3 million of tranche A term loan facility principal outstanding, respectively, $41.4 million and $48.6 million of tranche A-1 term loan facility principal outstanding, respectively, $203.2 million of tranche A-2 term loan facility principal outstanding, $167.5 million of tranche A-3 term loan facility principal outstanding, $489.1 million and $642.8 million of tranche B term loan facility principal outstanding, respectively, and $293.2 million and $295.2 million of tranche B-1 term loan facility principal outstanding, respectively, which are included in the accompanying consolidated balance sheets. As of September 30, 2010, we also had $24.0 million of tranche A-3A term loan facility principal outstanding and $114.4 million of tranche B-1A term loan facility principal outstanding, which are also included in the accompanying consolidated balance sheets.

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

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of CBRE’s current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest.

On October 5, 2010, we announced that we are in discussions with our lenders about the potential to refinance the approximately $1.5 billion of total debt outstanding as of September 30, 2010 under our existing Credit Agreement. Shortly thereafter, we repaid approximately $357.4 million of various tranches of the term A loans using net proceeds from the new $350.0 million senior notes as well as cash on hand. We intend to use approximately $500.0 million of cash on hand and up to $650.0 million of secured term loans under new senior secured credit facilities to repay the remaining outstanding debt under our existing Credit Agreement. Additionally, we are considering the establishment of a new $700.0 million secured revolving credit facility. Our subsidiary CBRE has entered into an engagement letter with Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and HSBC Securities (USA) Inc. to arrange such new senior credit facilities.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $437.4 million and $436.5 million at September 30, 2010 and December 31, 2009, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. Our coverage ratio of EBITDA to total interest expense was 6.57x for the trailing twelve months ended September 30, 2010 and our leverage ratio of total debt less available cash to EBITDA was 1.27x as of September 30, 2010. We may from time to time, in our sole discretion, look for opportunities to reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

From time to time, Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services rate our senior debt. On October 5, 2010, Standard & Poor’s revised our outlook to stable from negative and affirmed our BB long-term counterparty credit rating. Additionally, a BB debt rating and a recovery rating of 3 was assigned to the proposed replacement $1.35 billion credit facility, and a B+ senior unsecured debt rating and a recovery rating of 6 was assigned to the 6.625% senior notes. Moody’s Investor Service assigned a (P)Ba1 rating to the proposed replacement $1.35 billion credit facility and a Ba1 rating to the 6.625% senior notes, and placed the 11.625% senior subordinated notes on review for upgrade. The rating outlook was revised to stable from negative. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

We had short-term borrowings of $280.0 million and $339.8 million with related average interest rates of 2.5% and 2.4% as of September 30, 2010 and December 31, 2009, respectively.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of November 30, 2010. As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under this revolving credit note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and as of September 30, 2010, provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2011. As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under this revolving note.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and as of September 30, 2010, provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2011. As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under this facility.

On April 19, 2010, we entered into a Receivables Purchase Agreement, or RPA, which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $55.0 million. Borrowings under this arrangement generally bear interest at the commercial paper rate plus 2.75% and this agreement expires on April 18, 2011. As of September 30, 2010, there were no amounts outstanding under this agreement.

Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, and BofA for the purpose of funding mortgage loans that will be resold and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of September 30, 2010, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.50% and has a maturity date of September 28, 2011. Effective October 12, 2010 through January 10, 2011, the warehouse line of credit has been temporarily increased from $210.0 million to $250.0 million.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of September 30, 2010, provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.50% with a maturity date of May 31, 2011.

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

During the nine months ended September 30, 2010, we had a maximum of $374.1 million of warehouse lines of credit principal outstanding. As of September 30, 2010 and December 31, 2009, we had $260.1 million and $312.9 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $264.8 million and $315.0 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2010 and December 31, 2009, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement had been amended several times and provided for a $25.0 million revolving credit note, bore interest at 0.50% and had a maturity date of January 28, 2011. Effective September 29, 2010, this agreement was terminated. As of December 31, 2009, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement, or the WestLB Credit Agreement, with WestLB AG, as administrative agent for a lender group. In April 2010, Acquisitions II opted to reduce the amount available under the WestLB Credit Agreement to $20.0 million. Borrowings under this credit agreement were used to fund investments in real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and are limited to a portion of unfunded capital commitments of certain Acquisitions II investors. As of September 30, 2010, borrowing capacity under this agreement, net of outstanding amounts drawn, was $8.1 million. Borrowings under this agreement bore interest at the daily British Bankers Association LIBOR rate plus 0.65%. Borrowings under the line were non-recourse to us and were secured by the capital commitments of the investors in Acquisitions II. As of September 30, 2010 and December 31, 2009, there was $2.0 million and $5.5 million, respectively, outstanding under the WestLB Credit Agreement included in short-term borrowings in the accompanying consolidated balance sheets. In October 2010, Acquisitions II repaid the outstanding balance and the credit agreement expired.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $29.0 million as of September 30, 2010, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through October 2011.

We had guarantees totaling $11.7 million as of September 30, 2010, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $11.7 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through October 2013.

In addition, as of September 30, 2010, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing, or DUS, Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $1.7 billion at September 30, 2010. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $435.3 million at September 30, 2010. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2010 and December 31, 2009, CBRE MCI had $1.7 million and $1.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $3.2 million and $2.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of September 30, 2010, we had aggregate commitments of $20.3 million to fund future co-investments, of which $6.5 million is expected to be funded in the fourth quarter of 2010. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2010, we had committed to fund $27.2 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. As required, we adopted the new disclosures and clarifications of existing disclosure requirements, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements, but do not expect it to have a material impact.

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

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash from operations to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to reduce debt and achieve cash interest savings;

•	our ability to comply with the financial ratio covenants under our credit agreement;

•	the impairment or weakened financial condition of certain of our clients;

•	client actions to restrain project spending and reduce outsourced staffing levels as well as the potential loss of clients in our outsourcing business due to consolidation or bankruptcies;

•	the impairment of our goodwill and other intangible assets as a result of business deterioration or our stock price falling;

•	our ability to achieve improvements in operating efficiency;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

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

During the nine months ended September 30, 2010, approximately 39.8% of our business was transacted in local currencies of foreign countries, the majority of which includes the euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

On April 6, 2010, we entered into three option agreements, including one to sell a notional amount of 4.0 million British pounds sterling, which expired on June 28, 2010, one to sell a notional amount of 4.0 million British pounds sterling, which expired on September 28, 2010 and one to sell a notional amount of 7.6 million British pounds sterling, which expires on December 29, 2010. On April 12, 2010, we entered into three additional option agreements, including one to sell a notional amount of 2.7 million euros, which expired on June 28, 2010, one to sell a notional amount of 2.4 million euros, which was exercised on September 28, 2010 and one to sell a notional amount of 11.0 million euros, which expires on December 29, 2010. Included in the consolidated statement of operations were charges of $2.1 million and $1.3 million for the three and nine months ended September 30, 2010, respectively, resulting from net losses on foreign currency exchange option agreements.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.5 billion at September 30, 2010. Based on dealers’ quotes, the estimated fair values of our 11.625% senior subordinated notes was $509.5 million at September 30, 2010.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10% on our outstanding variable rate debt, excluding notes payable on real estate, at September 30, 2010, the net impact of the additional interest cost would be a decrease of $6.7 million on pre-tax income and cash provided by operating activities for the nine months ended September 30, 2010.

We also have $679.6 million of notes payable on real estate as of September 30, 2010. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10%, our total estimated interest cost related to notes payable would increase by approximately $2.9 million for the nine months ended September 30, 2010. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair market value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business, as well as investigations relating to the Foreign Corrupt Practices Act, including the one disclosed on our Form 8-K filed October 5, 2010 and incorporated herein by reference. Our management believes that any liability imposed on us that may result from disposition of these lawsuits or investigations will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

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

Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, or the public perception that any of these events may occur, may negatively affect the performance of many of our business lines. These economic conditions can result in a general decline in acquisition, disposition and leasing activity, as well as a general decline in the value of real estate and in rents, which in turn reduces revenue from property management fees and brokerage commissions derived from property sales, leases and mortgage brokerage as well as revenues associated with investment management and/or development activities. In addition, these conditions can lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate assets and properties planned for development.

Because our development and investment strategy often entails making relatively modest investments alongside our investor clients, our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. During an economic downturn, investment capital is usually constrained. During these periods, it may also take longer for us to dispose of real estate investments or the selling prices may be lower than originally anticipated. As a result, the carrying value of our real estate investments may become impaired and we could record losses as a result of such impairment or we could experience reduced profitability related to declines in real estate values. In addition, economic downturns may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business. Further, as a result of our debt level and the terms of our existing debt instruments, our exposure to adverse general economic conditions is heightened.

During 2008 and 2009, the availability and cost of credit, a declining real estate market (in particular, in those markets in which we have generated significant transaction revenues in the past, such as the United States) and geopolitical issues contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, precipitated an economic slowdown and a global recession. The fragility of the credit markets and the volatile economic environment impacted real estate services companies like ours through liquidity restrictions, falling transaction volumes, lower real estate valuations, market volatility and fluctuations, and loss of confidence. Similar to other commercial real estate services firms, our transaction volumes fell during 2008 and 2009 and our stock price declined significantly. While the economic decline has abated since 2009, and our business and stock price have begun to recover, negative economic conditions persist and pose significant risks to our business.

These negative general economic conditions could continue to reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. We are unable to predict the likely path of recovery from the disruption in financial markets and adverse economic conditions in the United States and other countries experienced in 2008 and 2009. Our revenues and profitability depend on the overall demand for our services from our clients. While it is possible that the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume from pre-recession levels continues to materially and adversely impact our business.

If the conditions that prevailed in the economy and the commercial real estate market in 2008 and 2009 were to return or worsen in the future, our business performance and profitability could again deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our credit agreement which would force us to seek an amendment with the lenders under our credit agreement, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years. If we fail to meet our payment or other obligations under our credit agreement, the lenders under the agreement will be entitled to proceed against the collateral granted to them to secure the debt owed.

Recent adverse developments in the credit markets and the risk of continued market deterioration have adversely affected and may continue to adversely affect our business, results of operations and financial condition.

Our Global Investment Management, Development Services and capital markets (including investment property sales and debt and equity financing services) businesses are sensitive to credit cost and availability as well as marketplace liquidity. Additionally, the revenues in all of our businesses are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate market. In 2008 and 2009, the credit markets experienced a disruption of unprecedented magnitude. This disruption reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources were eliminated.

Disruptions in the credit markets adversely affected, and may continue to adversely affect, our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. In addition, if purchasers of real estate are not able to procure favorable financing resulting in the lack of disposition opportunities for our funds and projects, our Global Investment Management and Development Services businesses will be unable to generate incentive fees and we may also experience losses of co-invested equity capital if the disruption causes a permanent decline in the value of investments made.

The scope of the credit market disruption in late 2008 and early 2009 was well beyond what any market participant anticipated. While the credit market has shown signs of improving since the second half of 2009, liquidity remains constrained and it is impossible to predict when the market will return to normalcy. This uncertainty may lead market participants to continue to act more conservatively than in recent history, which may amplify decreases in demand and pricing in the markets we serve.

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

Our credit agreement currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the credit agreement) to total interest expense of 2.00x through March 31, 2011 and 2.25x thereafter, and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the credit agreement) of 4.25x through March 31, 2011 and 3.75x thereafter. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will be able to meet those ratios when required. For example, we experienced a decline in EBITDA during the economic downturn in 2008 to 2009, which negatively impacted our minimum coverage ratio and maximum leverage ratio. However, we significantly reduced our cost structure during 2008 and 2009, and, as a result of these cost reductions, as well as renewed growth in our business, we are well within compliance with the minimum coverage ratio and the maximum leverage ratio under our credit agreement. Our coverage ratio of EBITDA to total interest expense was 6.57x for the twelve months ended September 30, 2010 and our leverage ratio of total debt less available cash to EBITDA was 1.27x as of September 30, 2010. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

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

We are highly leveraged and have significant debt service obligations. As of September 30, 2010, our total debt, excluding notes payable on real estate and warehouse lines of credit, was approximately $1.9 billion. For the year ended December 31, 2009 and the nine months ended September 30, 2010, our interest expense was approximately $189.1 million and $149.8 million, respectively. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

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

Any of our clients may experience a downturn in its business that may weaken its results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. For example, in 2008, a significant customer of our outsourcing business, Washington Mutual, was seized by federal regulators and sold to JPMorgan Chase Bank, N.A. Any client bankruptcy or insolvency, or the failure of any client to make payments when due, could result in material losses to our company. In particular, if any of our significant clients becomes insolvent or suffers a downturn in its business, it may seriously harm our business. Bankruptcy filings by or relating to one of our clients could bar us from collecting pre-bankruptcy debts from that client. A client bankruptcy would delay our efforts to collect past due balances and could ultimately preclude full collection of these amounts. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large client, which would adversely impact our financial condition. We expect that the continuing weakness and volatility in the global economy will put additional financial stress on clients, which may in turn negatively impact our ability to collect our receivables fully or in a timely manner.

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

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and our stock price. Due to the continuing economic uncertainty and credit crisis, we determined in December 2008 that the negative impact of the current global economic slowdown and resulting decline in our stock price represented an adverse change in our business climate, requiring us to undertake an interim evaluation of our goodwill and other intangible assets for impairment. During the year ended December 31, 2008, we incurred charges of $1.2 billion in connection with the impairment of goodwill and other non-amortizable intangible assets. We did not record any impairment charges related to goodwill and other non-amortizable intangible assets during the year ended December 31, 2009 or the nine months ended September 30, 2010. As of September 30, 2010, our recorded goodwill was approximately $1.3 billion; our other intangible assets, net of accumulated amortization, was approximately $332 million; and our CB Richard Ellis Group, Inc. stockholders’ equity was approximately $773 million. As of September 30, 2010, our book value per share was $2.39. A significant and sustained decline in our future cash flows, a significant further adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, all could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Brett White, our Chief Executive Officer. Mr. White and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant majority of our revenues, as well as other revenue producing professionals. The departure of any of our key employees (including those acquired through acquisitions), or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business, including brokerage and property management personnel. Competition for these personnel is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. We use equity incentives to retain and incentivize our key personnel. In 2008 and early 2009, our stock price declined significantly, resulting in the decline in value of our previously provided equity incentives, which may result in an increased risk of loss of these key personnel. While our stock price has since began to recover, there can be no assurance that this will continue, or that it will continue at a pace that is sufficient to provide an adequate retention incentive to key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

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

Although we maintain an anti-corruption compliance program throughout the company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties, equitable remedies, including disgorgement, and other costs against us or our employees, and may have a material adverse effect on our reputation and business.

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

A significant component of our growth has occurred through acquisitions, including our acquisition of Insignia in July 2003 and our acquisition of Trammell Crow Company in December 2006. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. In addition, acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. For example, we incurred $200.9 million of transaction-related expenditures in connection with our acquisition of Insignia in 2003 and $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs and merger-related costs, among others. We incurred our final transaction expenditures with respect to the Insignia acquisition in the third quarter of 2004 and the Trammell Crow Company acquisition in the fourth quarter of 2007.

If we acquire companies in the future, we may experience integration costs and the acquired businesses may not perform as we expect.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. In connection with the Insignia acquisition, we incurred $41.9 million of expenses, which are related to the integration of Insignia’s business lines, as well as accounting and other systems, into our own. Additionally, we have incurred $61.4 million of integration expenses associated with the acquisition of Trammell Crow Company through September 30, 2010.

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

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. As of September 30, 2010, we had committed $20.3 million to fund future co-investments, $6.5 million of which is expected to be funded during 2010. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets, and the failure to provide these contributions could have adverse consequences to our interests in these investments. These adverse consequences could include damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Providing co-investment financing is a very important part of our Global Investment Management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of September 30, 2010, we had approximately 50 consolidated real estate projects with invested equity of $33.7 million and $3.5 million of notes payable on real estate that are recourse to us (in addition to being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). In addition, at September 30, 2010, we were involved as a principal (in most cases, co-investing with our clients) in approximately 45 unconsolidated real estate subsidiaries with invested equity of $26.3 million and had committed additional capital to these unconsolidated subsidiaries of $27.2 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $1.7 million, excluding guarantees for which we have outstanding liabilities accrued on our consolidated balance sheet.

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

•

difficulties associated with international co-investments described in “– Our international operations subject us to social, political and economic risks of doing business in foreign countries” and “– Our revenue and earnings may be adversely affected by foreign currency fluctuations;” and

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

To the extent investors in our programs suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment programs or funds or our employees under the federal securities law and state law. Moreover, we are exposed to risks of litigation or investigation by investors and regulators relating to allegations of our having engaged in transactions involving conflicts of interest that were not properly addressed.

We depend on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients across our overall business, as well as investors for our Global Investment Management business. As a result, allegations by private litigants or regulators of improper conduct by us, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our investment activities, whether or not valid, may harm our reputation and damage our business prospects both in our Global Investment Management business and our other global businesses. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could materially, adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could materially impact our business.

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

For the year ended December 31, 2009 and the nine months ended September 30, 2010, approximately 10% of our revenue was generated from transactions originating in California. As a result of the geographic concentration in California, the current economic downturn in the California commercial real estate market and in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations.

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

CB RICHARD ELLIS GROUP, INC.

Date: November 9, 2010	/s/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: November 9, 2010	/s/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)