Form 10-K
period 2010-12-31
CB RICHARD ELLIS GROUP INC
filed 2011-03-01
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $4.4 billion based upon the last sales price on June 30, 2010 on the New York Stock Exchange of $13.61 for the registrant’s Class A Common Stock.

As of February 11, 2011, the number of shares of Class A Common Stock outstanding was 323,580,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2011 Annual Meeting of Stockholders to be held May 11, 2011 are incorporated by reference in Part III of this Form 10-K Report.

CB RICHARD ELLIS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

CB Richard Ellis Group, Inc. (which may be referred to in this Form 10-K as the “company”, “we”, “us” and “our”) is the world’s largest commercial real estate services firm, based on 2010 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2010, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 31,000 employees providing commercial real estate services under the “CB Richard Ellis” and “CBRE” brand names and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. Our contractual, fee-for-services businesses, which generally involve facilities management, property management and mortgage loan servicing, as well as asset management provided by CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors, represented approximately 38% of our 2010 revenue.

During the year ended December 31, 2010, we generated revenue from a well-balanced, highly diversified base of clients that includes nearly 80 of the Fortune 100 companies. We estimate that the following client types accounted for the highest proportion of revenue in 2010: corporations (44%), insurance companies and banks (19%) and pension funds and advisors (10%). In addition, individuals and partnerships accounted for 7% of revenue, government agencies accounted for 5%, real estate investment trusts, or REITs, accounted for 4% and other types of clients accounted for the remainder. Many of our clients continue to consolidate their commercial real estate-related needs with fewer providers and, as a result, are awarding their business to providers that have a strong presence in important markets and the ability to provide a complete range of services worldwide. As a result of this trend and our ability to deliver comprehensive integrated solutions for our clients’ needs across a wide range of markets, we believe we are well positioned to capture a growing share of our clients’ commercial real estate services needs. Since 2006, we have been the only commercial real estate services company included in the S&P 500. In every year since 2008, we have been the only commercial real estate services firm to be included in the Fortune 500. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for four consecutive years, including in 2010 when we ranked 13th overall. In 2010, we were named the premier real estate services provider globally by a number of institutions, including The Financial Times, Euromoney and the International Property Awards, sponsored by Bloomberg.

CB Richard Ellis History

CB Richard Ellis marked its 104th year of continuous operations in 2010, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. From those humble beginnings, we have grown into the largest global commercial real estate services firm (in terms of 2010 revenue) through organic growth and a series of strategic acquisitions in the United States and the United Kingdom. In December 2006, we completed the acquisition of Trammell Crow Company, our largest acquisition to date, which deepened our outsourcing services offerings for corporate and institutional clients, especially project and facilities management, strengthened our ability to provide integrated account management solutions across geographies, and established resources and expertise to offer real estate development services throughout the United States.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions include substantially all of the ING Real Estate Investment

Management operations in Europe and Asia, as well as Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively, ING REIM). The ING REIM operations being acquired are expected to become part of our Global Investment Management segment (whose business is conducted through our indirect wholly-owned subsidiary CBRE Investors), which will continue to be an independently operated business segment upon completion of the acquisitions. CBRE Investors has primarily focused on value-add funds and separate accounts. ING REIM has primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM manages value-add funds and opportunity funds. There is expected to be little overlap in the companies’ client bases, with a majority of CBRE Investors’ clients being U.S.-based and a majority of ING REIM’s clients based in Europe. We also expect to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. In addition, we expect to incur transaction costs relating to the acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. These acquisitions, which we refer to as the REIM Acquisitions, are expected to close in the second half of 2011 and are subject to approval by certain stakeholders, including regulatory agencies in the United States, Europe and Asia.

As of December 31, 2010, the assets under management, or AUM, in the ING REIM portfolio we are acquiring totaled approximately $59.8 billion. CBRE Investors’ assets under management totaled $37.6 billion as of December 31, 2010. The methodologies used by the ING REIM business units and CBRE Investors to determine their respective AUM are not the same and, accordingly, the reported AUM of ING REIM would be different if calculated using a methodology consistent with that of CBRE Investors’ methodology. To the extent applicable, ING REIM’s reported AUM was converted from Euros to U.S. dollars using an exchange rate of $1.3379 per €1. ING REIM, when combined with our existing Global Investment Management operations, will provide us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

We have historically also supplemented our global capabilities through the acquisition of regional and specialty-niche firms that are leaders in their areas of concentration or in their local markets, including regional firms with which we had previous affiliate relationships. These “in-fill” acquisitions remain an integral part of our long-term strategy.

Our Regions of Operation and Principal Services

CB Richard Ellis Group, Inc. is a holding company that conducts all of its operations through its indirect subsidiaries. CB Richard Ellis Services, Inc., our direct wholly-owned subsidiary, is also generally a holding company and is the primary obligor or issuer with respect to most of our long-term indebtedness.

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

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

The Americas

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States and in the largest metropolitan regions in Canada and selected parts of Latin America through both wholly-owned operations as well as independent affiliated offices. Our agreements with these independent affiliate offices include licenses to use the “CB Richard Ellis” name in the relevant territory in return for payments of annual royalty fees to us. In addition, these agreements also include business cross-referral arrangements between us and our affiliates.

Most of our advisory services and outsourcing services operations are conducted through our indirect wholly-owned subsidiary CB Richard Ellis, Inc. Our mortgage loan origination and servicing operations are conducted exclusively through our indirect wholly-owned subsidiary operating under the name CBRE Capital Markets and its subsidiaries. Our operations in Canada are conducted through our indirect wholly-owned subsidiary CB Richard Ellis Limited.

Our Americas segment accounted for 62.9% of our 2010 revenue, 62.3% of our 2009 revenue and 62.6% of our 2008 revenue. Within our Americas segment, we organize our services into the following business areas:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 35.0% of our 2010 consolidated worldwide revenue, 30.8% of our 2009 consolidated worldwide revenue and 34.6% of our 2008 consolidated worldwide revenue.

Within advisory services, our major service lines are the following:

•

Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. Our years of strong local market presence have allowed us to develop significant repeat business from existing clients, including approximately 57% of our revenues from existing U.S. real estate sales and leasing clients in 2010. This includes referrals associated with our contractual fee-for-services businesses, which generally involve facilities management, property management and mortgage loan servicing, as well as asset management provided by CBRE Investors. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as advisors as well as transaction executors. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Dallas, Houston, Los Angeles, Miami, New York and Philadelphia.

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

We further strengthen our relationships with our real estate services clients by offering proprietary research to them through our commercial real estate market information and forecasting unit, CBRE Econometric Advisors (CBRE-EA, formerly CBRE Torto Wheaton Research). This group provides data and analysis to its clients in various formats, including market outlook reports for the office, industrial, hotel, retail and multi-housing sectors, covering more than 110 metropolitan areas in the United States and Canada.

•

Capital Markets. In 2005, we combined our investment sales and debt/equity financing professionals into a single fully integrated service offering called CBRE Capital Markets. The move formalized the collaboration between our investment sales professionals and debt/equity financing experts, which has grown as investors have sought comprehensive capital markets solutions, rather than separate sales and financing transactions. During 2010, we concluded more than $38.6 billion of capital markets transactions in the Americas, including $24.1 billion of investment sales transactions and $14.5 billion of mortgage loan originations and sales.

We believe our Investment Properties business, which includes office, industrial, retail, multi-family and hotel properties, is the leading investment sales property advisors in the United States, with a market share of approximately 15% in 2010. Our mortgage brokerage business originates, sells and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. Our mortgage loan origination volume in 2010 was $10.1 billion, representing an increase of approximately 68% from 2009. Approximately $4.2 billion of loans in 2010 were originated for federal government sponsored entities, most of which were financed through revolving credit lines dedicated exclusively for this purpose. Loans financed through the revolving credit lines generally occur with principal risk that is substantially mitigated because before the loan is originated, we obtain either a contractual purchase commitment from the government sponsored entity or a confirmed forward trade commitment for the issuance and purchase of a mortgage backed security that will be secured by the loan. We advised on the sale of approximately $4.5 billion of under-performing mortgages on behalf of financial institutions in 2010, compared with $0.6 billion in 2009. In 2010, GEMSA Loan Services, a joint venture between CBRE Capital Markets and GE Capital Real Estate, serviced approximately $112.7 billion of mortgage loans, $54.5 billion of which related to the servicing rights of CBRE Capital Markets.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to our clients, which we believe provides us with an advantage over our competitors. We believe that our valuation business is one of the largest in the industry. During 2010, we completed over 31,000 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing is a long-term trend in commercial real estate, with corporations, institutions, public sector entities and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services primarily include two major business lines that seek to capitalize on this trend: (1) corporate services and (2) asset services. Agreements with our corporate services clients are generally long-term arrangements and although they contain different provisions for termination, there are usually penalties for early termination. Although our management agreements with our asset services clients generally may be terminated with notice ranging between 30 to 90 days, we have developed long-term relationships with many of these clients and we continue to work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2010, we managed nearly 1.3 billion square feet of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Our outsourcing services business line accounted for 27.9% of our 2010 consolidated worldwide revenue, 31.5% of our 2009 consolidated worldwide revenue and 28.0% of our 2008 consolidated worldwide revenue.

•

Corporate Services. We provide a comprehensive suite of services to corporate users of real estate, including transaction management, project management, facilities management, strategic consulting, portfolio management and other services. Our clients are leading global corporations, health care institutions and public sector entities with large, geographically-diverse real estate portfolios. Project management services are typically provided on a portfolio-wide or programmatic basis. Facilities management involves the day-to-day management of client-occupied space and includes headquarter buildings, regional offices, administrative offices and manufacturing and distribution facilities. We identify best practices, implement technology solutions and leverage our resources to control clients’ facilities costs and enhance the workplace environment. We seek to enter into multi-year, multi-service outsourcing contracts with our clients, but also provide services on a one-off assignment or a short-term contract basis. We enter into long-term, contractual relationships with these organizations with the goal of ensuring that our clients’ real estate strategies support their overall business strategies. Revenues for project management include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues may also include reimbursement of payroll and related costs for personnel providing the services. Contracts for facilities management services are typically structured so we receive reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly fee, and in some cases, annual incentives if agreed-upon performance targets are satisfied.

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

Europe, Middle East and Africa (EMEA)

Our Europe, Middle East and Africa, or EMEA, segment, operates in 42 countries with operations primarily conducted through a number of indirect wholly-owned subsidiaries. The largest operations are located in France, Germany, Italy, the Netherlands, Russia, Spain and the United Kingdom. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services, primarily in France, Spain and the United Kingdom. Within EMEA, our services are organized along the same lines as in the Americas, including brokerage, investment properties, corporate services, valuation/appraisal services, asset management services and facilities management, among others. Our EMEA segment accounted for 18.3% of our 2010 revenue, 19.6% of our 2009 revenue and 21.1% of our 2008 revenue.

In France, we believe we are a market leader in Paris and also have operations in Aix in Provence, Bagnolet, Bordeaux, Lille, Lyon, Marseille, Montreuil, Montrouge, Neuilly Sur Seine, Saint Denis and Toulous. Our German operations are located in Berlin, Cologne, Düsseldorf, Frankfurt, Hamburg, Munich and Stuttgart. Our presence in Italy includes operations in Milan, Modena, Rome and Turin. Our operations in the Netherlands are located in Amsterdam, Almere, the Hague, Hoofddorp and Rotterdam. Our operations in Russia consist of an office in Moscow. In Spain, we provide full-service coverage through our offices in Barcelona, Madrid, Marbella, Palma de Mallorca and Valencia. We are one of the leading commercial real estate services companies in the United Kingdom. We hold the leading market position in London in terms of both space acquisition and disposition and investment sales for 2010 and provide a broad range of commercial property real estate services to investment, commercial and corporate clients located in London. We also have 11 regional offices in Aberdeen, Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Sheffield and Southampton as well as offices in Belfast, Edinburgh and Glasgow managed by our U.K. team.

We also have affiliated offices that provide commercial real estate services under our brand name in several countries throughout Europe, the Middle East and Africa. Our agreements with these independent offices include licenses to use the “CB Richard Ellis” name in the relevant territory in return for payments of annual royalty fees to us. In addition, these agreements also include business cross-referral arrangements between us and our affiliates.

Asia Pacific

Our Asia Pacific segment operates in 13 countries with operations primarily conducted through a number of indirect wholly-owned subsidiaries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China, Hong Kong, India, Japan, Singapore and South Korea. In addition, we have agreements with affiliate offices in the Philippines, Thailand, Indonesia, Vietnam, Cambodia and Malaysia that generate royalty fees and support cross-referral arrangements similar to our EMEA segment. The Pacific region includes Australia and New Zealand, with principal offices located in Adelaide, Brisbane, Canberra, Melbourne, Sydney, Perth, Auckland, Wellington and Christchurch. Our Asia Pacific segment accounted for 13.1% of our 2010 revenue, 12.6% of our 2009 revenue and 10.9% of our 2008 revenue.

Global Investment Management

Operations in our Global Investment Management segment are conducted through our indirect wholly-owned subsidiary CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors. CBRE Investors provides investment management services to clients/partners that include pension plans, foundations, endowments and other organizations seeking to generate returns and diversification through investment in real estate. It sponsors investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In higher yield strategies, CBRE Investors and its investment teams “co-invest” with its limited partners. Our Global Investment Management segment accounted for 4.2% of our 2010 revenue, 3.4% of our 2009 revenue and 3.1% of our 2008 revenue.

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

CBRE Investors closed approximately $4.1 billion and $1.7 billion of new acquisitions in 2010 and 2009, respectively. It liquidated $2.2 billion and $0.8 billion of investments in 2010 and 2009, respectively. Assets under management have increased from $10.5 billion at December 31, 2000 to $37.6 billion at December 31, 2010, representing an approximately 14% compound annual growth rate.

As of December 31, 2010, our portfolio of consolidated real estate held for investment consisted of one industrial property and eight multi-family/residential properties, all located in the United States. Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to these operational real estate properties were $41.6 million and $22.4 million, respectively, and were included in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Development Services

Operations in our Development Services segment are conducted through our indirect wholly-owned subsidiaries Trammell Crow Company, Trammell Crow Services, Inc. and certain of its subsidiaries, providing development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities (primarily student housing); and residential/mixed-use projects. Our Development Services segment accounted for 1.5% of our 2010 revenue, 2.1% of our 2009 revenue and 2.3% of our 2008 revenue.

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

As of December 31, 2010, our portfolio of consolidated real estate consisted of land, industrial, office, retail and medical properties and a mixed-use project. These projects are geographically dispersed throughout the United States, except for one project, which is located in Canada. Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to these operational real estate properties, excluding those reported as discontinued operations, were $46.9 million and $24.6 million, respectively, and were included in the accompanying consolidated statement of operations for the year ended December 31, 2010.

At December 31, 2010, Trammell Crow Company had $4.9 billion of development projects in process. Additionally, the inventory of pipeline deals (those projects we are pursuing, which we believe have a greater than 50% chance of closing or where land has been acquired and the project construction start is more than twelve months out) was $1.2 billion at December 31, 2010.

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2010 revenue, our relative competitive position varies significantly across geographies, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms, some of which may have greater financial resources than we do. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms and are substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including Cushman & Wakefield and Jones Lang LaSalle as well as national firms such as Grubb & Ellis.

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

Employees

At December 31, 2010, we had approximately 31,000 employees worldwide, excluding affiliate offices, many of which are in our outsourcing operations and are fully reimbursed by our clients. At December 31, 2010, 715 of our employees were subject to collective bargaining agreements, most of whom are on-site employees in our asset services business in New York, New Jersey, Illinois and California. We believe that relations with our employees are generally good.

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

We hold a license to use the “Trammell Crow” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which may be revoked if we fail to satisfy usage and quality control covenants under the license agreement.

In addition to trade names, we have developed proprietary technologies for the provision of complex services through our global outsourcing business and for preparing and developing valuation reports for our clients through our valuation business. We also offer proprietary research to clients through our CBRE-EA research unit and we offer proprietary investment structures through CBRE Investors. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.

Environmental Matters

U.S. federal, state and local laws and regulations impose environmental liabilities, controls, disclosure rules and zoning restrictions that impact the ownership, management, development, use, or sale of commercial real estate. Certain of these laws and regulations may impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property, including contamination resulting from above-ground or underground storage tanks at a property. If contamination occurs or is present during our role as a property or facility manager or developer, we could be held liable for such costs as a current “operator” of a property, regardless of the legality of the acts or omissions that caused the contamination and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from exposure to hazardous substances or environmental contamination at a site, including liabilities arising from exposure to asbestos-containing materials. Under certain laws and common law principles, any failure by us to disclose environmental contamination at a property could subject us to liability to a buyer or lessee of the property.

While we are aware of the presence or the potential presence of regulated substances in the soil or groundwater at or near several properties owned, operated or managed by us, which may have resulted from historical or ongoing activities on those properties, we are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect both us and the commercial real estate services industry in general. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management and development services businesses, which could adversely impact the results of operations of these business lines.

Availability of this Report

Our internet address is www.cbre.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this Annual Report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, CB Richard Ellis Group, Inc., 200 Park Avenue, 17th Floor, New York, New York 10166.

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. Based on the information currently known to us, we believe that the matters discussed below identify the most significant risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

The consummation and anticipated benefits of the REIM Acquisitions may not be realized as we contemplated.

We are acquiring ING REIM with the expectation that the acquisition will result in various benefits, including, among others, enhanced revenues, a strengthened market position, cross-selling opportunities, cost savings, certain tax benefits and operating efficiencies. Achieving the anticipated benefits of the REIM Acquisitions will be subject to a number of uncertainties, including whether we successfully close each acquisition as contemplated, integrate the business being acquired, achieve expected synergies, and realize accretive benefits in the timeframe anticipated. Failure to achieve these anticipated benefits, as well as the failure to successfully implement a plan of financing in connection with the REIM Acquisitions, could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our overall business, financial condition and operating results.

Completion of each of the REIM Acquisitions is conditioned upon, among other things, approval of certain regulatory authorities in the United States, Europe and Asia. In addition, the REIM Acquisitions are conditioned upon the receipt of consents from managing boards, investors or other parties necessary to transfer minimum levels of annualized revenue for the accounts managed by ING REIM. While we and ING intend to pursue vigorously all required approvals and consents, and expect to obtain such approvals and consents by the time such acquisitions are expected to close in the second half of 2011, we can provide no assurance that we will do so successfully or on a timely basis. In addition, the acquisitions of the U.S.-based global real estate listed securities business, on the one hand, and the real estate investment management business in Europe and Asia, on the other, are not conditioned on each other. There can be no assurance that both or either of the components of the REIM Acquisitions will be consummated, or as to the timing of the closings of each component. Any delay in the REIM Acquisitions could diminish the anticipated benefits of such acquisitions and result in additional transaction costs. In addition, any uncertainty over our ability to complete the REIM Acquisitions could make it more difficult for us to pursue particular business strategies.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed by an economic slowdown and downturn in real estate asset values, property sales and leasing activities.

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

Our development and investment strategy often entails making relatively modest investments alongside our investor clients. Our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. During an economic downturn, investment capital is usually constrained and it may take longer for us to dispose of real estate investments or selling prices may be lower than originally anticipated. As a result, the value of our real estate investments may be reduced and we could realize losses or diminished profitability. In addition, economic downturns may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business. Further, as a result of our debt level and the terms of our existing debt instruments (as described in other risk factors), our exposure to adverse general economic conditions is heightened.

During 2008 and 2009, credit became severely constrained and prohibitively expensive and real estate market activity contracted sharply in most markets around the world as a result of the global financial crisis and the deep economic recession. These adverse macro conditions impacted real estate services companies like ours by significantly hampering transaction activity and lowering real estate valuations. Similar to other commercial real estate services firms, our transaction volumes fell during 2008 and most of 2009 and as a result our stock price declined significantly.

If the economic and market conditions that prevailed in 2008 and 2009 were to return, our business performance and profitability could again deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our credit agreement which would force us to seek an amendment with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years.

Adverse developments in the credit markets may harm our business, results of operations and financial condition.

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

In 2008 and 2009, the credit markets experienced a disruption of unprecedented magnitude. This disruption reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources were eliminated. While the credit market has shown signs of improving since the second half of 2009, liquidity remains constrained and it is impossible to predict when the market will return to normalcy. This uncertainty may lead market participants to continue to act more conservatively, which may amplify decreases in demand and pricing in the markets we serve.

Our debt instruments impose operating and financial restrictions on us and, in the event of a default, all of our borrowings would become immediately due and payable.

Our debt instruments, including our credit agreement, impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions affect, and in many respects limit or prohibit, our ability to:

•	plan for or react to market conditions;

•	meet capital needs or otherwise restrict our activities or business plans; and

•

adversely affect our ability to finance ongoing operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest, including:

•	incurring or guaranteeing additional indebtedness;

•	paying dividends or making distributions on or repurchases of capital stock;

•	repurchasing equity interests;

•	the payment of dividends or other amounts to us;

•	transferring or selling assets, including the stock of subsidiaries;

•	creating liens; and

•	entering into sale/leaseback transactions

Our credit agreement currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the credit agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the credit agreement) of 3.75x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will be able to meet those ratios when required. For example, we experienced a decline in EBITDA during the economic downturn in 2008 to 2009, which negatively impacted our minimum coverage ratio and maximum leverage ratio. However, we significantly reduced our cost structure during 2008 and 2009, and, as a result of these cost reductions as well as renewed growth in our business, we are well within compliance with the minimum coverage ratio and the maximum leverage ratio under our credit agreement. Our coverage ratio of EBITDA to total interest expense was 8.16x for the year ended December 31, 2010 and our leverage ratio of total debt less available cash to EBITDA was 0.94x as of December 31, 2010. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

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

Our credit agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our credit agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries. In addition, in connection with any amendment to our credit agreement, we may need to grant additional collateral to the lenders. If we are unable to repay outstanding borrowing when due, the lenders under our credit agreement will have the right to proceed against this pledged capital stock and take control of substantially all of our assets.

Our substantial leverage and debt service obligations could harm our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

We are highly leveraged and have significant debt service obligations. As of December 31, 2010, our total debt, excluding notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $1.4 billion. For the year ended December 31, 2010, our interest expense was approximately $191.2 million. In connection with the REIM Acquisitions, we also expect to incur approximately $800 million of new term loans under our secured credit agreement to finance such acquisitions. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

Our debt could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of our cash flow from operations is used to pay principal and interest on our debt;

•	our interest expense could increase if interest rates increase because the loans under our credit agreement bear interest at floating rates;

•

our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry;

•

our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund strategic acquisitions, investments, joint ventures and other general corporate requirements.

From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., rate our significant outstanding debt. These ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any future borrowings, and could also cause a decline in the market price of our Class A common stock.

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

We could be adversely affected by the actions and deteriorating financial condition and results of operations of certain of our clients if that led to losses or defaults by one or more of them, which in turn, could have a material adverse effect on our results of operations and financial condition.

Any of our clients may experience a downturn in its business that may weaken its results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, or the failure of any client to make payments when due, could result in material losses to our company. A client bankruptcy would delay or preclude full collection of amounts owed to us. Additionally, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur as a result of the loss of the client.

Our goodwill and other intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations and our stock price. For example, due to the severe market downturn and credit crisis, we determined in December 2008 that the negative impact of the global economic slowdown and resulting decline in our stock price represented an adverse change in our business climate, requiring us to undertake an interim evaluation of our goodwill and other intangible assets for impairment. As a result and as described in the Financial Statements included in this Annual Report, we incurred charges of $1.2 billion in connection with the impairment of goodwill and other non-amortizable intangible assets during the year ended December 31, 2008. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, all could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Brett White, our Chief Executive Officer. Mr. White and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant majority of our revenues, as well as other revenue producing professionals. The departure of any of our key employees (including those acquired through acquisitions), or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business, including brokerage and property management personnel. Competition for these personnel is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. We use equity incentives to help retain and incentivize our key personnel. Any significant decline in, or failure to grow, our stock price may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2010, we generated approximately 40% of our revenue from operations outside the United States. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;

•	currency restrictions, transfer pricing regulations and adverse tax consequences, which may impact our ability to transfer capital and profits to the United States;

•	arbitrary adverse changes in regulatory or tax requirements;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws;

•	a tendency for clients to delay payments in some European and Asian countries;

•	political and economic instability in certain countries; and

•	foreign ownership restrictions with respect to operations in countries such as China.

Although we maintain an anti-corruption compliance program throughout the company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties, equitable remedies (including disgorgement), and other costs against us or our employees, and may have a material adverse effect on our reputation and business.

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

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2010, approximately 40% of our revenue was transacted in foreign currencies, the majority of which included the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in our revenue and earnings.

Over time fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

From time to time, our management uses currency hedging instruments, including foreign currency forward and option contracts and borrows in foreign currencies. Economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which impact cash flow and unexpected changes in the underlying net asset position.

Our growth has benefited significantly from acquisitions, which may not be available in the future or perform as expected.

A significant component of our growth has occurred through acquisitions, including our acquisition of the Trammell Crow Company in December 2006. We have also entered into definitive agreements to acquire ING REIM’s operations in Europe and Asia and its CRES business in the United States, as well as certain related co-investments. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. In addition, acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination, transaction, deferred financing and merger-related costs, among others.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. The integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. As with prior material transactions, we expect to incur significant integration expenses associated with the expected REIM Acquisitions in 2011 and beyond.

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

The revenue we generate from our asset services line of business is generally a percentage of aggregate rent collections from properties, although many management agreements provide for a specified minimum management fee. Accordingly, our success partially depends upon the performance of the properties we manage. The performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of our control:

•	the real estate markets and financial conditions prevailing generally and in the areas in which these properties are located;

•	our ability to attract and retain creditworthy tenants;

•	the magnitude of defaults by tenants under their respective leases;

•	our ability to control operating expenses; and

•	governmental regulations, local rent control or stabilization ordinances which are in, or may be put into, effect

Our real estate investment and co-investment activities subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients and there is an inherent risk of loss of our investments. As of December 31, 2010, we had committed $11.5 million to fund future co-investments, all of which is expected to be funded during 2011. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is a very important part of our Global Investment Management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of December 31, 2010, we had approximately 50 consolidated real estate projects with invested equity of $30.9 million and $3.7 million of notes payable on real estate that are recourse to us (in addition to being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). In addition, at December 31, 2010, we were involved as a principal (in most cases, co-investing with our clients) in approximately 45 unconsolidated real estate subsidiaries with invested equity of $31.2 million and had committed additional capital to these unconsolidated subsidiaries of $22.0 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $1.7 million, excluding guarantees for which we have outstanding liabilities accrued on our consolidated balance sheet.

During the ordinary course of our Development Services business, we provide numerous completion and budget guarantees requiring us to complete the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees (which are intended to pass most of the risk to such contractors), there can be no assurance that we will not have to perform under any such guarantees. If we are required to perform under a significant number of such guarantees, it could harm our business, results of operations and financial condition.

Because the disposition of a single significant investment can impact our financial performance in any period, our real estate investment activities could increase fluctuations in our net earnings and cash flow. In many cases, we have limited control over the timing of the disposition of these investments and the recognition of any related gain or loss, or incentive participation fee.

Poor performance of the investment programs that our Global Investment Management business manages would cause a decline in our revenue, net income and cash flow and could adversely affect our ability to raise capital for future programs.

In the event that any of the investment programs that our Global Investment Management business manages were to perform poorly, our revenue, net income and cash flow could decline because the value of the assets we manage would decrease, which would result in a reduction in some of our management fees, and our investment returns would decrease, resulting in a reduction in the incentive compensation we earn. Moreover, we could experience losses on co-investments of our own capital in such programs as a result of poor performance. Investors and potential investors in our programs continually assess our performance, and our ability to raise capital for existing and future programs and maintain our current fee structure will depend on our continued satisfactory performance.

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

We have utilized joint ventures for commercial investments and local brokerage and other affiliations both in the United States and internationally, and although we currently have no specific plans to do so, we may acquire minority interests in other joint ventures in the future. In many of these joint ventures, we may not have the right or power to direct the management and policies of the joint ventures and other participants may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours. If a joint venture participant acts contrary to our interest, it could harm our brand, business, results of operations and financial condition.

We have numerous significant competitors and potential future competitors, some of which may have greater financial and operational resources than we do.

We compete across a variety of business disciplines within the commercial real estate services industry, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2010 revenue, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms, some of which may have greater financial resources than we do. In addition, future changes in laws could lead to the entry of other competitors, such as financial institutions. Many of our competitors are local or regional firms. Although substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours. There has been a significant increase in recent years in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third-party service providers and thereby decrease the demand for our services. In general, there can be no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

A significant portion of our operations are concentrated in California and our business could be harmed due to the ongoing economic downturn in the California real estate markets.

During 2010 and 2009, approximately 10% of our revenue was generated from transactions originating in California. As a result of the geographic concentration in California, the economic downturns in the California commercial real estate market and particularly in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations and disproportionately affect our business as compared to competitors who have less or different geographic concentrations.

If we fail to maintain and protect our intellectual property, or infringe the intellectual property rights of third parties, our business could be harmed and we could incur financial penalties.

Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property (such as our service marks, client lists and information, business methods and research). Existing laws, or the application of those laws, of some countries in which we operate may offer only limited protections for our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. Our inability to detect unauthorized use or take appropriate or timely steps to enforce our rights may have an adverse effect on our business.

We cannot be sure that the intellectual property that we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted.

If we fail to comply with laws and regulations applicable to us in our role as a real estate broker, mortgage broker, property/facility manager or developer, we may incur significant financial penalties.

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities and employment laws. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. In addition, our indirect wholly-owned subsidiary, CBRE Investors, is subject to laws and regulations as a registered investment advisor and compliance failures or regulatory action could adversely affect our business. As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business, both within and outside of the United States, also may change in ways that increase the costs of compliance or prevent us from providing certain types of services in connection with certain transactions or clients.

We may have liabilities in connection with real estate brokerage and property management activities.

As a licensed real estate broker, we and our licensed employees are subject to regulatory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties that we or they brokered or managed. We could become subject to claims by participants in real estate sales, as well as building owners and companies for whom we provide management services, alleging that we did not fulfill our regulatory and fiduciary obligations.

In addition, in our property management business, we hire and supervise third-party contractors to provide construction services for our managed properties. While our role is limited to that of an agent for the owner, we may be subject to claims for construction defects or other similar actions. Adverse outcomes of real estate brokerage or property management litigation could negatively impact our business, financial condition or results of operations.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	our ability to close the REIM Acquisitions;

•	integration issues arising out of the REIM Acquisitions and other companies we may acquire;

•	costs relating to the REIM Acquisitions and other businesses we may acquire;

•	the sustainability of the recovery in our investment sales and leasing business from the recessionary levels in 2008 and 2009;

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

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

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	the ability of our Global Investment Management segment to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms the agreements for its warehouse lines of credit;

•	the effect of implementation of new accounting rules and standards; and

•

the other factors described elsewhere in our current report on Form 10-K, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices, excluding affiliates, as of December 31, 2010:

Location	Sales Offices	Corporate Offices	Total
Americas	151	2	153
Europe, Middle East and Africa (EMEA)	86	1	87
Asia Pacific	79	1	80

Total	316	4	320

Some of our offices that contain employees of our Global Investment Management or our Development Services segments also contain employees of our other business segments. Often, the employees of these segments occupy separate suites in the same building in order to operate the businesses independently with standalone offices. We have provided above office totals by geographic region and not listed all of our Global Investment Management and Development Services offices to avoid double counting.

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

We have concluded our previously disclosed internal investigation relating to activities by some of our employees in certain of our offices in China that raised issues with respect to the U.S. Foreign Corrupt Practices Act. The U.S. Department of Justice and the U.S. Securities and Exchange Commission have also closed their review of such matters without any action.

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

	Price Range
Fiscal Year 2010	High	Low
Quarter ending March 31, 2010	$16.22	$12.05
Quarter ending June 30, 2010	$17.98	$13.52
Quarter ending September 30, 2010	$19.00	$12.81
Quarter ending December 31, 2010	$21.53	$17.14

Fiscal Year 2009
Quarter ending March 31, 2009	$5.40	$2.34
Quarter ending June 30, 2009	$9.87	$3.75
Quarter ending September 30, 2009	$13.14	$7.61
Quarter ending December 31, 2009	$14.14	$9.98

The closing share price for our Class A common stock on December 31, 2010, as reported by the New York Stock Exchange, was $20.48. As of February 11, 2011, there were 335 stockholders of record of our Class A common stock.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2010. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2) (c)
Equity compensation plans approved by security holders (1)	8,601,091	$5.83	5,183,250
Equity compensation plans not approved by security holders	—	—	—

Total	8,601,091	$5.83	5,183,250

(1)	Consists of stock options and restricted stock units in our Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) and our 2001 Stock Incentive Plan (no further awards may be issued under our 2001 Stock Incentive Plan, which was terminated in June 2004 in connection with the adoption of the 2004 Stock Incentive Plan). Includes 1,964,611 restricted stock units, the majority of which vest in 2015 and 2016 and are exercisable for no consideration. Excluding these restricted stock units, the weighted average exercise price of outstanding options, warrants and rights increases to $7.55.
(2)	Under the 2004 Stock Incentive Plan, we may issue stock awards, including but not limited to restricted stock bonuses and restricted stock units, as those terms are defined in the 2004 Stock Incentive Plan. For awards granted prior to June 2, 2008 under this plan, each stock award other than a stock option or stock appreciation right, reduced the number of shares reserved for issuance under the 2004 Stock Incentive Plan by 2.25. For awards granted on or after June 2, 2008 under this plan, this share reserve is reduced by one share upon grant of each award.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning December 31, 2005 and ending on December 31, 2010. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and an industry peer group.

The comparison below assumes $100 was invested on December 31, 2005 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly traded commercial real estate services companies: Grubb & Ellis Company and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

*$100 invested on 12/31/05 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2011 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2010. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006 (1)
	(dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$5,115,316	$4,165,820	$5,128,817	$6,034,249	$4,032,027
Operating income (loss)	446,379	241,842	(788,469)	698,971	550,139
Interest income	8,416	6,129	17,762	29,004	9,822
Interest expense	191,151	189,146	167,156	162,991	45,007
Write-off of financing costs	18,148	29,255	—	—	33,847
Income (loss) from continuing operations	141,689	(27,638)	(1,076,489)	399,746	324,691
Income from discontinued operations, net of income taxes	14,320	—	26,748	5,308	—
Net income (loss)	156,009	(27,638)	(1,049,741)	405,054	324,691
Net (loss) income attributable to non-controlling interests	(44,336)	(60,979)	(37,675)	14,549	6,120
Net income (loss) attributable to CB Richard Ellis Group, Inc.	200,345	33,341	(1,012,066)	390,505	318,571

EPS (2) (3):
Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.61	$0.12	$(4.86)	$1.70	$1.41
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	0.03	—	0.05	0.01	—

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.64	$0.12	$(4.81)	$1.71	$1.41

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.60	$0.12	$(4.86)	$1.65	$1.35
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	0.03	—	0.05	0.01	—

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.63	$0.12	$(4.81)	$1.66	$1.35

Weighted average shares:
Basic	313,873,439	277,361,783	210,539,032	228,476,724	226,685,122
Diluted	319,016,887	279,995,081	210,539,032	234,978,464	235,118,341
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$616,587	$213,645	$(130,373)	$648,210	$430,044
Net cash used in investing activities	(62,503)	(119,362)	(419,009)	(284,421)	(2,061,933)
Net cash (used in) provided by financing activities	(784,222)	476,768	373,959	(277,253)	1,419,560
OTHER DATA:
EBITDA (4)	$647,467	$372,079	$457,021	$834,264	$653,524

	As of December 31,
	2010	2009	2008	2007	2006
		(dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$506,574	$741,557	$158,823	$342,874	$244,476
Total assets	5,121,568	5,039,406	4,726,414	6,242,573	5,944,631
Long-term debt, including current portion	1,428,322	2,120,803	2,077,421	1,788,726	2,078,509
Notes payable on real estate (5)	627,528	551,277	617,663	466,032	347,033
Total liabilities	4,055,773	4,255,111	4,380,691	4,990,417	4,684,854
Total CB Richard Ellis Group, Inc. stockholders’ equity	908,215	629,122	114,686	988,543	1,181,641

Note: We have not declared any cash dividends on common stock for the periods shown.

(1)	The results for the year ended December 31, 2006 include the operations of Trammell Crow Company from December 20, 2006, the date we acquired Trammell Crow Company.
(2)	EPS represents earnings (loss) per share. See Earnings (Loss) Per Share information in Note 17 of our Notes to Consolidated Financial Statements.
(3)	On April 28, 2006, our board of directors approved a three-for-one stock split of our Class A common stock effected as a 100% stock dividend, which was distributed on June 1, 2006. The applicable share and per share data for all periods presented has been restated to give effect to this stock split.
(4)	Includes EBITDA related to discontinued operations of $16.4 million, $16.9 million and $6.5 million for the years ended December 31, 2010, 2008 and 2007, respectively.

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

EBITDA is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$200,345	$33,341	$(1,012,066)	$390,505	$318,571
Add:
Depreciation and amortization (i)	108,962	99,473	102,909	113,694	67,595
Goodwill and other non-amortizable intangible asset impairment	—	—	1,159,406	—	—
Interest expense (ii)	192,706	189,146	167,805	164,829	45,007
Write-off of financing costs	18,148	29,255	—	—	33,847
Provision for income taxes (iii)	135,723	26,993	56,853	194,255	198,326
Less:
Interest income (iv)	8,417	6,129	17,886	29,019	9,822

EBITDA (v)	$647,467	$372,079	$457,021	$834,264	$653,524

(i)	Includes depreciation and amortization related to discontinued operations of $0.6 million, $0.1 million and $0.4 million for the years ended December 31, 2010, 2008 and 2007, respectively.
(ii)	Includes interest expense related to discontinued operations of $1.6 million, $0.6 million and $1.8 million for the years ended December 31, 2010, 2008 and 2007, respectively.
(iii)	Includes provision for income taxes related to discontinued operations of $5.4 million, $6.0 million and $1.6 million for the years ended December 31, 2010, 2008 and 2007, respectively.
(iv)	Includes interest income related to discontinued operations of $0.1 million and $0.01 million for the years ended December 31, 2008 and 2007, respectively.
(v)	Includes EBITDA related to discontinued operations of $16.4 million, $16.9 million and $6.5 million for the years ended December 31, 2010, 2008 and 2007, respectively.
(5)	Notes payable on real estate disclosed here includes the current and long-term portions of notes payable on real estate as well as notes payable included in liabilities related to real estate and other assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services firm, based on 2010 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2010, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 31,000 employees providing commercial real estate services under the “CB Richard Ellis” and “CBRE” brand names and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. Since 2006, we have been the only commercial real estate services company included in the S&P 500. In every year since 2008, we have been the only commercial real estate services firm to be included in the Fortune 500. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for four consecutive years, including in 2010 when we ranked 13th overall. In 2010, we were named the premier real estate services provider globally by a number of institutions, including The Financial Times, Euromoney and the International Property Awards, sponsored by Bloomberg.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, or the public perception that any of these events may occur, will negatively affect the performance of our business lines. From late 2007 through 2009, the severe global economic downturn and credit market crisis had significant adverse effects on our operations by depressing transaction activity, decreasing occupancy and rental rates, sharply lowering property values and restraining corporate spending. These trends, in turn, adversely affected revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets. These negative trends began to reverse in 2010 as commercial real estate markets improved in step with the stabilization and recovery of global economic activity.

Weak economic conditions in the late 2007 through 2009 period also affected our compensation expense, which is generally structured to decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they were in 2008 and 2009, our management takes decisive actions to improve operational performance by, among other things, reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels. We began to restore some of these expenses in 2010 as general economic conditions and company performance improved. Notwithstanding the recovery in 2010, a return of adverse global and regional economic trends remains one of the most significant risks to the financial condition and performance of our operations.

Economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007, and the decline in U.S. economic activity accelerated throughout 2008 and most of 2009. The economic weakness became most severe following the global capital markets disruption in late 2008, which caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and to improve in the second half of 2010 following a return to positive economic growth in the United States in late 2009 and 2010. The 2010 recovery was characterized by slowly decreasing vacancy rates, stabilizing rental rates, a broadening of credit availability and increasing property sales and leasing activity. These recovery trends appeared to gain momentum in the last quarter of 2010, but market activity generally remained well below levels experienced in 2006 and 2007.

In Europe, weakening market conditions first began to manifest in the United Kingdom in late 2007 and throughout the continent in early 2008. The major European economies also entered into a recession in 2008, which deepened and persisted through 2009. Economic growth improved in 2010, but remained behind other parts of the world. As a result, leasing activity in 2010 was subdued, albeit stronger than in 2009, when activity was depressed. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. However, larger markets like London and Paris began to show modest increases in investment sales beginning in late 2009 and continuing in 2010. The recovery of sales activity also began to spread to more markets across Europe during the course of 2010. Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in 2008 and most of 2009. Transaction activity revived significantly in late 2009 and in 2010, and reflected strong economic growth in countries such as Australia, China, India and Singapore.

Deteriorating conditions also adversely affected investment management and development activity beginning in late 2007 as property values declined sharply, and both financing and disposal options became more limited. However, the financing and disposal markets began to improve in 2010 with the pace of recovery picking up in the second half of the year.

The continuation and strengthening of the recovery of our global sales, leasing, investment management and development services operations depends on more vigorous economic growth and higher aggregate employment in major countries, especially the United States; continued improvement in the credit markets; and a continued rebound of business and consumer sentiment.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. In December 2006, we acquired the Trammell Crow Company (the Trammell Crow Company Acquisition), our largest acquisition to date, which deepened our outsourcing services offerings for corporate and institutional clients, especially project and facilities management, strengthened our ability to provide integrated management solutions across geographies, and established resources and expertise to offer real estate development services throughout the United States.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions include substantially all of the ING Real Estate Investment Management operations in Europe and Asia, as well as Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively, ING REIM). The ING REIM operations being acquired are expected to become part of our Global Investment Management segment (whose business is conducted through our indirect wholly-owned subsidiary CBRE Investors), which will continue to be an independently operated business segment upon completion of the acquisitions. CBRE Investors has primarily focused on value-add funds and separate accounts. ING REIM has primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM manages value-add funds and opportunity funds. There is expected to be little overlap in the companies’ client bases, with a majority of CBRE Investors’ clients being U.S.-based and a majority of ING REIM’s clients based in Europe. We also expect to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. In addition, we expect to incur transaction costs relating to the acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. These acquisitions, which we refer to as the REIM Acquisitions, are expected to close in the second half of 2011 and are subject to approval by certain stakeholders, including regulatory agencies in the United States, Europe and Asia.

As of December 31, 2010, the assets under management, or AUM, in the ING REIM portfolio we are acquiring totaled approximately $59.8 billion. CBRE Investors’ assets under management totaled $37.6 billion as of December 31, 2010. ING REIM, when combined with our existing Global Investment Management operations, will provide us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

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

Our calculation of AUM may differ from the calculations of other asset managers (including ING REIM, as described below), and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of AUM is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage. The methodologies used by the ING REIM business units and CBRE Investors to determine their respective AUM are not the same and, accordingly, the reported AUM of ING REIM would be different if calculated using a methodology consistent with that of CBRE Investors’ methodology. To the extent applicable, ING REIM’s reported AUM was converted from Euros to U.S. dollars using an exchange rate of $1.3379 per €1.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. In light of the recent economic environment, no acquisitions were completed in 2009 and 2010, with the exception of a small niche industrial practice in the United Kingdom that we acquired in the second quarter of 2010 and a small commercial property asset management and consultancy services firm in Hong Kong that we acquired in the fourth quarter of 2010. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. As market conditions continue to improve, we believe acquisitions will once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction, deferred financing and merger-related costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006 and $3.5 million of transaction-related expenditures in connection with the expected REIM Acquisitions through December 31, 2010. In addition, through December 31, 2010, we have incurred expenses of $62.3 million related to Trammell Crow Company in connection with the integration of its business lines, as well as accounting and other systems, into our own. During the year ended December 31, 2010, we incurred $3.8 million of integration expenses, most of which were related to the acquisition of Trammell Crow Company. As with prior material transactions, we expect to incur significant integration expenses associated with the expected REIM Acquisitions in 2011 and beyond.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of December 31, 2010, our total debt, excluding our notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $1.4 billion. In connection with the REIM Acquisitions, we also expect to incur approximately $800 million of new term loans under our secured credit agreement to finance such acquisitions. Our level of indebtedness and the operating and financial restrictions in our debt agreements place constraints on the operation of our business. Although our management believes that the incurrence of long-term indebtedness has been important in the development of our business, including facilitating our acquisition of Trammell Crow Company, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

For example, on October 8, 2010, CB Richard Ellis Services, Inc., or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. Shortly thereafter, we repaid approximately $357.4 million of various tranches of our term A loans under our previous credit agreement using net proceeds from the new $350.0 million senior notes as well as cash on hand. In addition, on November 10, 2010, we entered into a new credit agreement that provided for the refinancing of $650.0 million in senior secured term loans, established a new $700.0 million revolving credit facility with an extended maturity date to 2015 and included an accordion provision, which provides the ability to borrow an additional $800.0 million, which can be further expanded, subject to the satisfaction of customary conditions. All of these actions give us increased flexibility and have significantly extended the weighted average maturity of our outstanding debt.

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

Revenue Recognition

In order for us to recognize revenue, there are four basic criteria that must be met:

•	existence of persuasive evidence that an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed and determinable; and

•	collectability is reasonably assured.

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

A typical commission agreement provides that we earn a portion of a lease commission upon the execution of the lease agreement by the tenant and landlord, with the remaining portion(s) of the lease commission earned at a later date, usually upon tenant occupancy or payment of rent. The existence of any significant future contingencies results in the delay of recognition of corresponding revenue until such contingencies are satisfied. For example, if we do not earn all or a portion of the lease commission until the tenant pays its first month’s rent, and the lease agreement provides the tenant with a free rent period, we delay revenue recognition until rent is paid by the tenant.

Property management revenues are generally based upon percentages of the revenue or base rent generated by the entities managed or the square footage managed. These fees are recognized when earned under the provisions of the related management agreements.

Investment management fees are based predominantly upon a percentage of the equity deployed on behalf of our limited partners. Fees related to our indirect investment management programs are based upon a percentage of the fair value of those investments. These fees are recognized when earned under the provisions of the related investment management agreements. Our Global Investment Management segment also earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied and following the expiration of any potential claw back provision. With many of these investments, our Global Investment Management team has participation interests in such incentive fees, which are commonly referred to as carried interest. This carried interest expense is generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period. In addition, our Global Investment Management segment also earns success-based transaction fees with regard to buying or selling properties on certain funds and separate accounts. Such revenue is recognized at the completion of a successful transaction and is not subject to any claw back provision.

We earn incentive development fees in our Development Services segment. These fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets) or, for those incentive fees based on qualitative criteria, upon approval of the fee by our clients. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. Our incentive development fee revenue is not recognized to the extent that such revenue is subject to future performance contingencies, but rather once the contingency has been resolved. The unique nature and complexity of each incentive fee requires us to use varying levels of judgment in determining the timing of revenue recognition.

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectability. Our assumptions are based on an assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are evaluated for collectability and fully provided for if deemed uncollectible. Historically, our credit losses have generally been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

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

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our VIEs, including co-investments with our clients, is based on Accounting Standards Update, or ASU, 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the Financial Accounting Standards Board, or FASB, in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. The entity which satisfies these criteria is deemed to be the primary beneficiary of the VIE.

We determine if an entity is a VIE based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary.

We analyze any investments in VIEs to determine if we are the primary beneficiary. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we also consider the rights of other investors to participate in policy making decisions, to replace the manager and to sell or liquidate the entity.

We also have several co-investments in real estate investment funds which qualify for a deferral of the newer qualitative approach for analyzing potential VIEs. We continue to analyze these investments under the former quantitative method incorporating various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. This determination of whether we are the primary beneficiary includes any impact of an “upside economic interest” in the form of a “promote” that we may have. A promote is an interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles.

We consolidate any VIE of which we are the primary beneficiary (see Note 3 of the Notes to Consolidated Financial Statements) and disclose significant VIEs of which we are not the primary beneficiary, if any. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

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

Our determination of the appropriate accounting treatment for an investment in a subsidiary requires judgment of several factors, including the size and nature of our ownership interest and the other owners’ substantive rights to make decisions for the entity. If we were to make different judgments or conclusions as to the level of our control or influence, it could result in a different accounting treatment. Accounting for an investment as either consolidated or using the equity method generally would have no impact on our net income or stockholders’ equity in any accounting period, but a different treatment would impact individual income statement and balance sheet items, as consolidation would effectively “gross up” our income statement and balance sheet. If our evaluation of an investment accounted for using the cost method was different, it could result in our being required to account for an investment by consolidation or by the equity method. Under the cost method, the investor only records its share of the underlying entity’s earnings to the extent that it receives dividends from the investee; when the dividends received by the investor exceed the investor’s share of the investee’s earnings subsequent to the date of the investor’s investment, the investor records a reduction in the basis of its investment. Under the cost method, the investor does not record its share of losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss, or its guarantees of the underlying entity’s debt.

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

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. In determining the fair values of assets and liabilities acquired in a business combination, we use a variety of valuation methods including present value, depreciated replacement cost, market values (where available) and selling prices less costs to dispose. We are responsible for determining the valuation of assets and liabilities and for the allocation of purchase price to assets acquired and liabilities assumed.

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

The majority of our goodwill balance has resulted from our acquisition of CBRE, in 2001, our acquisition of Insignia Financial Group, Inc., or Insignia, in 2003 (the Insignia Acquisition) and from the Trammell Crow Company Acquisition. Other intangible assets include a trademark, which was separately identified as a result of the 2001 acquisition, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom that was owned by Insignia prior to the Insignia Acquisition. Both the trademark and the trade name are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include customer relationships, management contracts, loan servicing rights and transition costs, which are all being amortized over estimated useful lives ranging up to 20 years.

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

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2010, 2009, and 2008 annual assessments as of October 1. However, we were required to re-perform the 2008 assessment as of December 31, 2008 because economic conditions worsened, the capital markets became distressed and our stock price dropped significantly in the fourth quarter of 2008. This was evidenced in our 2008 results by weak sales and leasing activity in our Americas and EMEA segments caused by the credit crunch and significant capital market turmoil, which adversely affected incentive-based revenue within our Global Investment Management segment as well as reduced real estate sales volume and values in our Development Services segment. Based on our assessments of goodwill in 2008, we determined that we had impairment in several reporting units, which was driven by these adverse economic conditions causing a decline in the estimated future discounted cash flows expected for such units. The amount of the pre-tax goodwill impairment charges included in our statement of operations for the year ended December 31, 2008 was $1.1 billion. We also determined that two of our intangible assets with indefinite useful lives, $84.0 million representing the Trammell Crow trade name identified in the Trammell Crow Company Acquisition and $6.9 million representing the CBRE Melody trademark identified as a result of the 2001 acquisition, were also fully impaired. The impairment of the Trammell Crow trade name was driven by the adverse economic conditions causing a significant decline in the estimated future discounted cash flows of the Development Services segment such that we could not substantiate this trade name having any book value. The impairment of the CBRE Melody trademark was driven by our mortgage brokerage business’s plans to discontinue use of the Melody trademark and exclusively use the CBRE trademark. The amount of the pre-tax other non-amortizable intangible asset impairment charges included in our statement of operations for the year ended December 31, 2008 was $90.9 million.

When we performed our required annual goodwill impairment review as of October 1, 2010 and 2009, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value. Although economic conditions remained weak for most of 2009 and our full year revenues for 2009 declined when compared to 2008, we did note early signs of an economic recovery taking place in the latter part of 2009, which continued throughout 2010. This was evidenced by several indicators, including our stock price ($18.13 per share on October 1, 2010 and $10.94 per share on October 1, 2009 versus $4.32 per share at December 31, 2008), a return to positive economic growth in the United States in the second half of 2009 and an economic rebound in the Asia Pacific region with transaction activity beginning to revive in late 2009. These indicators, as well as the benefit of cost reduction measures implemented in the second half of 2008 and in 2009, led to a significant increase in the estimated fair value of the Company’s reporting units as of October 1, 2010 and 2009 as compared to the estimated fair value at December 31, 2008. In addition, the overall size of our goodwill and other non-amortizable assets being tested were sharply reduced as a result of the $1.2 billion impairment charge recorded during the year ended December 31, 2008. This impairment charge included the write-off of goodwill in its entirety in two reporting units that were most severely impacted by the weak economic conditions at that time (i.e. Global Investment Management and Development Services).

If we experience a significant or sustained decline in our future cash flows and/or if the current economic conditions significantly worsen, we may need to perform additional impairment analysis in the future.

Real Estate

As of December 31, 2010, the carrying value of our total real estate assets was $754.6 million (14.7% of total assets). The significant accounting policies and estimates with regard to our real estate assets relate to classification and impairment evaluation, cost capitalization and allocation, disposition of real estate and discontinued operations.

Classification and Impairment Evaluation

With respect to our real estate assets, the “Property, Plant and Equipment,” Topic of FASB Accounting Standards Codification, or ASC, or Topic 360, establishes criteria to classify an asset as “held for sale.” Assets included in real estate held for sale include only completed assets or land for sale in its present condition that meet all of Topic 360’s “held for sale” criteria. All other real estate assets are classified in one of the following line items in our consolidated balance sheet: (i) real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iii) real estate held for investment, which consists of land on which development activities have not yet commenced and completed assets or land held for disposition that do not meet the “held for sale” criteria.

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

Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally up to 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the shorter of their estimated useful life or the terms of the respective leases. Land improvements included in real estate held for investment are depreciated over their estimated useful lives, up to 15 years.

When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. Impairment charges of $24.6 million, $28.8 million and $48.7 million were recorded for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, during the years ended December 31, 2010 and 2009, we also recorded provisions for loss on real estate held for sale of $2.3 million and $3.9 million, respectively.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs. Capitalization begins when we determine that activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy, which are timing decisions that require judgment. Costs capitalized include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, interest, development and construction costs and costs of incidental operations. We expense transaction costs for acquisitions that qualify as a business in accordance with the “Business Combinations” Topic of the FASB ASC, or Topic 805. Pursuit costs capitalized in connection with a potential development project that we have determined based on our judgment not to pursue are written off in the period that such determination is made. A difference in the timing of when this determination is made could cause the pursuit costs to be expensed in a different period.

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

Disposition of Real Estate

Gains on disposition of real estate are recognized upon sale of the underlying project. We evaluate each real estate sale transaction to determine if it qualifies for gain recognition under the full accrual method. This evaluation requires us to make judgments and estimates in assessing whether a sale has been consummated, the adequacy of the buyer’s investment, the subordination or collectability of any receivable related to the purchase, and whether we have transferred the usual risks and rewards of ownership to the buyer, with no substantial continuing involvement by us. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for the sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and our continuing involvement. In some cases, a deferral method could require the real estate asset and its related liabilities to remain on our balance sheet until the sale qualifies for a different deferral method or full accrual profit recognition.

Discontinued Operations

Topic 360 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in Topic 360, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of our real estate assets is generally accounted for in a discrete subsidiary, many constitute a component of an entity under Topic 360, increasing the likelihood that the disposition of assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. The evaluation of whether the component’s cash flows have been eliminated and the level of our continuing involvement require judgment by us and a different assessment could result in items not being reported as discontinued operations.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes,” Topic of the FASB ASC, or Topic 740. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2010 and 2009 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 15 of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
Revenue	$5,115,316	100.0%	$4,165,820	100.0%	$5,128,817	100.0%
Costs and expenses:
Cost of services	2,960,170	57.9	2,447,885	58.8	2,926,721	57.1
Operating, administrative and other	1,607,682	31.4	1,383,579	33.2	1,747,082	34.1
Depreciation and amortization	108,381	2.1	99,473	2.4	102,817	1.9
Goodwill and other non-amortizable intangible asset impairment	—	—	—	—	1,159,406	22.6

Total costs and expenses	4,676,233	91.4	3,930,937	94.4	5,936,026	115.7
Gain on disposition of real estate	7,296	0.1	6,959	0.2	18,740	0.3

Operating income (loss)	446,379	8.7	241,842	5.8	(788,469)	(15.4)
Equity income (loss) from unconsolidated subsidiaries	26,561	0.5	(34,095)	(0.8)	(80,130)	(1.5)
Other income (loss)	—	—	3,880	0.1	(7,686)	(0.1)
Interest income	8,416	0.2	6,129	0.1	17,762	0.3
Interest expense	191,151	3.7	189,146	4.6	167,156	3.3
Write-off of financing costs	18,148	0.4	29,255	0.7	—	—

Income (loss) from continuing operations before provision for income taxes	272,057	5.3	(645)	(0.1)	(1,025,679)	(20.0)
Provision for income taxes	130,368	2.5	26,993	0.6	50,810	1.0

Income (loss) from continuing operations	141,689	2.8	(27,638)	(0.7)	(1,076,489)	(21.0)
Income from discontinued operations, net of income taxes	14,320	0.2	—	—	26,748	0.5

Net income (loss)	156,009	3.0	(27,638)	(0.7)	(1,049,741)	(20.5)
Less: Net loss attributable to non-controlling interests	(44,336)	(0.9)	(60,979)	(1.5)	(37,675)	(0.8)

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$200,345	3.9%	$33,341	0.8%	$(1,012,066)	(19.7)%

EBITDA (1)	$647,467	12.7%	$372,079	8.9%	$457,021	8.9%

EBITDA, as adjusted (1)	$681,343	13.3%	$453,884	10.9%	$601,172	11.7%

(1)	Includes EBITDA related to discontinued operations of $16.4 million and $16.9 million for the years ended December 31, 2010 and 2008, respectively.

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

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. Amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions, cost containment and asset impairments.

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$200,345	$33,341	$(1,012,066)
Add:
Depreciation and amortization (1)	108,962	99,473	102,909
Goodwill and other non-amortizable intangible asset impairment	—	—	1,159,406
Interest expense (2)	192,706	189,146	167,805
Write-off of financing costs	18,148	29,255	—
Provision for income taxes (3)	135,723	26,993	56,853
Less:
Interest income (4)	8,417	6,129	17,886

EBITDA (5)	$647,467	$372,079	$457,021
Adjustments:
Cost containment expenses	15,291	43,565	27,412
Write-down of impaired assets	11,307	32,623	100,367
Integration and other costs related to acquisitions	7,278	5,617	16,372

EBITDA, as adjusted (5)	$681,343	$453,884	$601,172

(1)	Includes depreciation and amortization related to discontinued operations of $0.6 million and $0.1 million for the years ended December 31, 2010 and 2008, respectively.
(2)	Includes interest expense related to discontinued operations of $1.6 million and $0.6 million for the years ended December 31, 2010 and 2008, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $5.4 million and $6.0 million for the years ended December 31, 2010 and 2008, respectively.
(4)	Includes interest income related to discontinued operations of $0.1 million for the year ended December 31, 2008.
(5)	Includes EBITDA related to discontinued operations of $16.4 million and $16.9 million for the years ended December 31, 2010 and 2008, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We reported consolidated net income of $200.3 million for the year ended December 31, 2010 on revenue of $5.1 billion as compared to consolidated net income of $33.3 million on revenue of $4.2 billion for the year ended December 31, 2009.

Our revenue on a consolidated basis for the year ended December 31, 2010 increased by $949.5 million, or 22.8%, as compared to the year ended December 31, 2009. This increase was primarily driven by higher worldwide sales (up 51.5%), leasing (up 29.3%) and outsourcing (up 8.5%) activity. Foreign currency translation had a $44.1 million positive impact on total revenue during the year ended December 31, 2010.

Our cost of services on a consolidated basis increased by $512.3 million, or 20.9%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009. Our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission and bonus accruals. In addition, commission reinstatements contributed to the increase. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $31.0 million negative impact on cost of services during the year ended December 31, 2010. Cost of services as a percentage of revenue decreased from 58.8% for the year ended December 31, 2009 to 57.9% for the year ended December 31, 2010. This decrease was primarily the result of the strong improvement in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year.

Our operating, administrative and other expenses on a consolidated basis increased by $224.1 million, or 16.2%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from our improved operating performance as well as the restoration of salaries to pre-recession levels in the third quarter of 2010 and substantially restored bonus target levels in the fourth quarter of 2010. Also contributing to the increase was higher carried interest incentive compensation expense accruals and increased marketing and travel costs in support of our growing revenue in the current year. Foreign currency translation had a $10.8 million negative impact on total operating expenses during the year ended December 31, 2010. Operating expenses as a percentage of revenue decreased to 31.4% for the year ended December 31, 2010 from 33.2% for the year ended December 31, 2009, reflective of our cost containment efforts during the recessionary period of 2008 and 2009 as well as the strong improvement in overall revenue.

Our depreciation and amortization expense on a consolidated basis increased by $8.9 million, or 9.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily attributable to higher depreciation expense within our Global Investment Management segment driven by the consolidation of several assets due to the adoption of ASU 2009-17 in the current year.

Our gain on disposition of real estate on a consolidated basis was $7.3 million and $7.0 million for the years ended December 31, 2010 and 2009, respectively. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis was $26.6 million for the year ended December 31, 2010 as compared to an equity loss from unconsolidated subsidiaries of $34.1 million for the year ended December 31, 2009. The increase in equity income in the current year was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment and higher equity earnings in our Global Investment Management segment largely resulting from a fund liquidation. Also contributing to the variance were lower impairment charges associated with equity investments in our Development Services and Global Investment Management segments in the current year.

Our consolidated interest income was $8.4 million for the year ended December 31, 2010, an increase of $2.3 million, or 37.3%, as compared to the year ended December 31, 2009. This increase was mainly driven by higher interest income reported in our Asia Pacific segment, which resulted from the final measurement of a deferred purchase obligation related to the purchase of remaining non-controlling interests in our subsidiary in India.

Our consolidated interest expense increased by $2.0 million, or 1.1%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily due to higher interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009 and increased interest expense reported by our Global Investment Management segment mainly resulting from the consolidation of several assets due to the adoption of ASU 2009-17 in the current year. These increases were largely offset by lower interest expense associated with our credit agreement.

We wrote off $18.1 million and $29.3 million of financing costs during the years ended December 31, 2010 and 2009, respectively. In connection with the new credit agreement we entered into on November 10, 2010, we wrote off financing costs of $16.7 million during the year ended December 31, 2010. In addition, in October 2010, we wrote off $1.4 million of unamortized deferred financing costs in connection with debt repayments made. In connection with the March 24, 2009 amendment and restatement of our previous credit agreement, we wrote off financing costs of $29.3 million during the year ended December 31, 2009.

Our provision for income taxes on a consolidated basis was $130.4 million for the year ended December 31, 2010 as compared to $27.0 million for the year ended December 31, 2009. Our effective tax rate from continuing operations, after adjusting pre-tax income (loss) to remove the portion attributable to non-controlling interests, decreased to 40.5% for the year ended December 31, 2010 as compared to 44.7% for the year ended December 31, 2009. The changes in our provision for income taxes and our effective tax rate were primarily the result of a significant increase in income reported in the current year as well as a change in our mix of domestic and foreign earnings (losses).

Our consolidated income from discontinued operations, net of income taxes, was $14.3 million for the year ended December 31, 2010. This income was reported in our Development Services segment and mostly related to gains from asset dispositions.

Our net loss attributable to non-controlling interests on a consolidated basis was $44.3 million for the year ended December 31, 2010 as compared to $61.0 million for the year ended December 31, 2009. This activity primarily reflects our non-controlling interests’ share of losses within our Global Investment Management and Development Services segments.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

We reported consolidated net income of $33.3 million for the year ended December 31, 2009 on revenue of $4.2 billion as compared to a consolidated net loss of $1.0 billion on revenue of $5.1 billion for the year ended December 31, 2008.

Our revenue on a consolidated basis for the year ended December 31, 2009 decreased by $963.0 million, or 18.8%, as compared to the year ended December 31, 2008. This decrease was primarily driven by weak worldwide sales and leasing activity as well as lower appraisal revenue, all resulting from the continuation of challenging global economic conditions. While our outsourcing business continued to add new clients and expand existing relationships, its revenue also declined slightly in 2009 as a result of reduced client spending, a rise in vacancy rates of properties we manage as well as the effect of client consolidations and distress during 2008 and 2009. Foreign currency translation had a $129.2 million negative impact on total revenue during the year ended December 31, 2009.

Our cost of services on a consolidated basis decreased by $478.8 million, or 16.4%, during the year ended December 31, 2009 as compared to the year ended December 31, 2008. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the decrease in revenue led to a corresponding decrease in commissions and bonuses. Foreign currency translation had an $83.9 million positive impact on cost of services during the year ended December 31, 2009. Cost of services as a percentage of revenue increased from 57.1% for the year ended December 31, 2008 to 58.8% for the year ended December 31, 2009. This increase was primarily driven by the large decrease in overall revenue and a shift in the mix of revenues with outsourcing, including reimbursables, comprising a materially greater portion of the total than in 2008.

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

Our equity loss from unconsolidated subsidiaries on a consolidated basis decreased by $46.0 million, or 57.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily driven by lower non-cash write-downs resulting from declines in value of investments in our Development Services and Global Investment Management segments in 2009. Also contributing to this variance was a $14.7 million non-cash write-down of our investment in Realty Finance Corporation, a mortgage REIT, within our Americas segment attributable to a decline in its market valuation in 2008, which did not recur in 2009.

Our consolidated interest income was $6.1 million for the year ended December 31, 2009, a decrease of $11.6 million, or 65.5%, as compared to the year ended December 31, 2008. This decrease was mainly driven by lower interest income earned in our Development Services segment due to a decrease in notes receivable in 2009 and in our Americas and EMEA segments as a result of lower interest rates in 2009.

Our consolidated interest expense increased by $22.0 million during the year ended December 31, 2009, or 13.2%, as compared to the year ended December 31, 2008. The increase was primarily due to higher interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009, partially offset by lower interest expense associated with our previous credit agreement, mainly due to lower average outstanding debt balances in 2009.

We wrote off $29.3 million of financing costs during the year ended December 31, 2009 in connection with the amendment of our previous credit agreement on March 24, 2009.

Our provision for income taxes on a consolidated basis was $27.0 million for the year ended December 31, 2009 as compared to $50.8 million for the year ended December 31, 2008. Our effective tax rate from continuing operations, after adjusting pre-tax loss to remove the portion attributable to non-controlling interests, increased to 44.7% for the year ended December 31, 2009 as compared to negative 5.2% for the year ended December 31, 2008. The changes in our provision for income taxes and our effective tax rate were primarily the result of a sizeable loss reported in 2008 versus income in 2009, a change in our mix of domestic and foreign earnings (losses) as well as a large portion of the goodwill impairment charges incurred in 2008 being non-deductible for U.S. income tax purposes.

Our consolidated income from discontinued operations, net of income taxes, was $26.7 million for the year ended December 31, 2008. This income was reported in our Development Services segment and mostly related to gains from asset dispositions.

Our net loss attributable to non-controlling interests on a consolidated basis was $61.0 million for the year ended December 31, 2009 as compared to $37.7 million for the year ended December 31, 2008. This activity primarily reflects our non-controlling interests’ share of losses within our Development Services segment.

Segment Operations

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services. The Americas consists of operations located in the United States, Canada and selected parts of Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in the United States, Europe and Asia. The Development Services business consists of real estate development and investment activities primarily in the United States. The following table summarizes our revenue, costs and expenses and operating income (loss) by our operating segments for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
Americas
Revenue	$3,217,543	100.0%	$2,594,127	100.0%	$3,209,820	100.0%
Costs and expenses:
Cost of services	2,015,360	62.6	1,649,535	63.6	1,988,319	61.9
Operating, administrative and other	821,391	25.5	707,135	27.3	868,987	27.1
Depreciation and amortization	60,663	1.9	56,883	2.1	59,871	1.9
Goodwill and other non-amortizable intangible asset impairment	—	—	—	—	805,190	25.1

Operating income (loss)	$320,129	10.0%	$180,574	7.0%	$(512,547)	(16.0)%

EBITDA (1)	$389,991	12.1%	$248,238	9.6%	$345,243	10.8%

EMEA
Revenue	$936,581	100.0%	$818,136	100.0%	$1,080,725	100.0%
Costs and expenses:
Cost of services	545,354	58.2	483,885	59.1	612,444	56.7
Operating, administrative and other	302,573	32.3	265,667	32.5	366,369	33.9
Depreciation and amortization	9,519	1.1	11,158	1.4	13,272	1.2
Goodwill impairment	—	—	—	—	138,631	12.8

Operating income (loss)	$79,135	8.4%	$57,426	7.0%	$(49,991)	(4.6)%

EBITDA (1)	$89,407	9.5%	$66,545	8.1%	$105,474	9.8%

Asia Pacific
Revenue	$669,897	100.0%	$524,308	100.0%	$558,183	100.0%
Costs and expenses:
Cost of services	399,456	59.6	314,465	60.0	325,958	58.4
Operating, administrative and other	197,912	29.5	155,136	29.6	181,903	32.6
Depreciation and amortization	8,419	1.3	8,726	1.6	9,079	1.6

Operating income	$64,110	9.6%	$45,981	8.8%	$41,243	7.4%

EBITDA (1)	$70,857	10.6%	$53,900	10.3%	$48,357	8.7%

Global Investment Management
Revenue	$215,631	100.0%	$141,445	100.0%	$161,200	100.0%
Costs and expenses:
Operating, administrative and other	177,662	82.4	119,878	84.8	120,401	74.7
Depreciation and amortization	13,968	6.5	4,901	3.4	4,182	2.6
Goodwill impairment	—	—	—	—	44,922	27.9

Operating income (loss)	$24,001	11.1%	$16,666	11.8%	$(8,305)	(5.2)%

EBITDA (1)	$48,556	22.5%	$4,112	2.9%	$(7,615)	(4.7)%

Development Services
Revenue	$75,664	100.0%	$87,804	100.0%	$118,889	100.0%
Costs and expenses:
Operating, administrative and other	108,144	142.9	135,763	154.6	209,422	176.1
Depreciation and amortization	15,812	20.9	17,805	20.3	16,413	13.8
Goodwill and other non-amortizable intangible asset impairment	—	—	—	—	170,663	143.5
Gain on disposition of real estate	7,296	9.6	6,959	7.9	18,740	15.7

Operating loss	$(40,996)	(54.2)%	$(58,805)	(67.0)%	$(258,869)	(217.7)%

EBITDA (1) (2)	$48,656	64.3%	$(716)	(0.8)%	$(34,438)	(29.0)%

(1)	See Note 20 of the Notes to Consolidated Financial Statements for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CB Richard Ellis Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $16.4 million and $16.9 million for the years ended December 31, 2010 and 2008, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Americas

Revenue increased by $623.4 million, or 24.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This improvement was primarily driven by higher sales and leasing activity as well as increased commercial mortgage brokerage and outsourcing activity. Foreign currency translation had a $30.1 million positive impact on total revenue during the year ended December 31, 2010.

Cost of services increased by $365.8 million, or 22.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. In addition, commission reinstatements contributed to the increase. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had an $18.3 million negative impact on cost of services during the year ended December 31, 2010. Cost of services as a percentage of revenue decreased to 62.6% for the year ended December 31, 2010 from 63.6% for the year ended December 31, 2009 primarily due to the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year.

Operating, administrative and other expenses increased by $114.3 million, or 16.2%. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from our improved operating performance as well as the restoration of salaries to pre-recession levels in the third quarter of 2010 and substantially restored bonus target levels in the fourth quarter of 2010. Also contributing to the increase were higher marketing and travel costs in support of our growing revenue. Foreign currency translation had a $7.8 million negative impact on total operating expenses during the year ended December 31, 2010.

EMEA

Revenue increased by $118.4 million, or 14.5%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily attributable to higher sales, leasing and outsourcing activities, particularly in France, Germany, Spain and the United Kingdom. Foreign currency translation had a $37.1 million negative impact on total revenue during the year ended December 31, 2010.

Cost of services increased by $61.5 million, or 12.7%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission and bonus expense resulting from increased transaction revenue. Foreign currency translation had an $18.8 million positive impact on cost of services during the year ended December 31, 2010. Cost of services as a percentage of revenue decreased to 58.2% for the year ended December 31, 2010 from 59.1% for the year ended December 31, 2009, primarily driven by the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in the prior year.

Operating, administrative and other expenses increased by $36.9 million, or 13.9%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance, and higher marketing and travel costs in support of our growing revenue. Higher bad debt provisions in the current year also contributed to the variance. Foreign currency translation had a $10.2 million positive impact on total operating expenses during the year ended December 31, 2010.

Asia Pacific

Revenue increased by $145.6 million, or 27.8%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This revenue increase was primarily driven by higher sales, leasing and outsourcing activity, particularly in Australia, China, India and Singapore. Foreign currency translation had a $52.6 million positive impact on total revenue during the year ended December 31, 2010.

Cost of services increased by $85.0 million, or 27.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission expense resulting from increased transaction revenue. Foreign currency translation had a $31.5 million negative impact on cost of services during the year ended December 31, 2010. Cost of services as a percentage of revenue was relatively consistent at 59.6% for the year ended December 31, 2010 versus 60.0% for the year ended December 31, 2009.

Operating, administrative and other expenses increased by $42.8 million, or 27.6%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily due to higher operating costs, including payroll-related, travel and marketing costs, which were driven by revenue increases and our continuing efforts to grow our business in this region. Also contributing to the increase was higher bonus expense, which resulted from our improved operating performance. Foreign currency translation had a $13.7 million negative impact on total operating expenses during the year ended December 31, 2010.

Global Investment Management

Revenue increased by $74.2 million, or 52.4%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This was largely due to an increase in rental revenue driven by the consolidation of several assets due to the adoption of ASU 2009-17 in the current year. Excluding the impact of this adoption, revenue increased by $39.7 million, primarily due to $19.9 million of carried interest revenue from a fund liquidation in the current year and higher acquisition fees resulting from increased capital deployment. Foreign currency translation had a $1.5 million negative impact on total revenue during the year ended December 31, 2010.

Operating, administrative and other expenses increased by $57.8 million, or 48.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily driven by higher carried interest incentive compensation expense accruals for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, which totaled $19.0 million for the year ended December 31, 2010 versus a net reversal of $9.6 million in the prior year. Also contributing to the increase in total operating expenses was a $20.9 million impact from the adoption of ASU 2009-17 and higher bonus expense resulting from our improved operating performance. Foreign currency translation had a $0.5 million positive impact on total operating expenses during the year ended December 31, 2010.

Total AUM as of December 31, 2010 amounted to $37.6 billion, up 8% from year-end 2009.

Development Services

Revenue decreased by $12.1 million, or 13.8%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to lower construction revenue and development fees, both driven by the continuation of weak market conditions.

Operating, administrative and other expenses decreased by $27.6 million, or 20.3%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This decrease was primarily driven by lower impairment charges related to real estate assets and notes receivable in the current year. Also contributing to the decrease in the current year was a reduction in payroll-related costs largely resulting from cost containment efforts, lower property operating expenses as a result of property dispositions, and lower job construction costs, which correlated with the above-mentioned construction revenue decrease. These decreases were partially offset by higher bonus accruals resulting from improved business performance primarily from gains on property sales in the current year.

Development projects in process as of December 31, 2010 totaled $4.9 billion, up $0.2 billion from year-end 2009. The inventory of pipeline deals as of December 31, 2010 stood at $1.2 billion, up $0.3 billion from year-end 2009.

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

Global Investment Management

Revenue decreased by $19.8 million, or 12.3%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to lower asset management, acquisition, disposition and incentive fees in 2009 resulting from the continuation of constraints in the capital markets. Foreign currency translation had an $8.5 million negative impact on total revenue during the year ended December 31, 2009.

Operating, administrative and other expenses were relatively consistent at $119.9 million for the year ended December 31, 2009 as compared to $120.4 million for the year ended December 31, 2008. This slight decline was primarily due to a reduction in bonuses, which resulted from the lower business performance, and lower operating costs, particularly travel, driven by cost containment measures put in place in 2008 and 2009. These decreases were mostly offset by a lower net reversal of carried interest incentive compensation expense in 2009 for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management. Excluding the impact of reversing net carried interest incentive compensation expense accruals, which totaled $9.6 million and $33.1 million for the years ended December 31, 2009 and 2008, respectively, operating expenses decreased by 15.7% compared with 2008. Foreign currency translation had a $5.1 million positive impact on total operating expenses during the year ended December 31, 2009.

Total AUM as of December 31, 2009 amounted to $34.7 billion, down 10% from year-end 2008.

Development Services

Revenue decreased by $31.1 million, or 26.1%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to lower construction revenue and development fees driven by weak market conditions.

Operating, administrative and other expenses decreased by $73.7 million, or 35.2%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily driven by lower impairment charges related to real estate assets, which totaled $38.6 million and $59.3 million for the years ended December 31, 2009 and 2008, respectively. Also contributing to the decrease in 2009 were lower construction costs and a decrease in payroll-related costs, including bonuses, as a result of lower business performance in 2009 as well as cost containment efforts in 2008 through 2009.

Development projects in process as of December 31, 2009 totaled $4.7 billion, down 16% from year-end 2008. The inventory of pipeline deals as of December 31, 2009 stood at $0.9 billion, down 64% from year-end 2008 as a result of the weak market conditions.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2011 include up to $100 million of anticipated net capital expenditures. As of December 31, 2010, we had committed to fund $22.0 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. Additionally, as of December 31, 2010, we had aggregate commitments of $11.5 million to fund future co-investments in our Global Investment

Management business, all of which is expected to be funded in 2011. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING for approximately $940 million in cash. The acquisitions include substantially all of the ING REIM operations in Europe and Asia, as well as CRES, its U.S.-based global real estate listed securities business. We also expect to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. In addition, we expect to incur transaction costs relating to the acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. The acquisitions are expected to close in the second half of 2011 and are subject to approval by certain stakeholders, including regulatory agencies in the United States, Europe and Asia. We plan to finance the acquisitions with cash on hand and borrowings under our credit agreement.

During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. In the past two years, we also conducted two debt offerings. The first, in 2009, was part of a capital restructuring in response to the global economic recession, and the second, in 2010, was to take advantage of low interest rates and term availability. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented recent global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets was $40.0 million and $64.9 million at December 31, 2010 and 2009, respectively. We expect to contribute a total of $3.6 million to fund our pension plans for the year ending December 31, 2011.

The third long-term liquidity need is the repayment of obligations related to acquisitions. For example, in connection with our acquisitions of CB Richard Ellis KK (Japan) in 2006 and CB Richard Ellis South Asia Pte Ltd (India) in 2007, we incurred obligations with respect to the future purchase of non-controlling interests in such entities. As of December 31, 2009, we had $58.5 million of these deferred purchase obligations outstanding, which were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the year ended December 31, 2010, we purchased the remaining non-controlling interests in Japan and India. As of December 31, 2010, there were no deferred purchase obligations outstanding.

On June 10, 2009, we completed the sale of 13,440,860 shares of our Class A common stock through a direct placement to Paulson & Co. Inc., which raised approximately $97.6 million of net proceeds. On June 11, 2009, we completed the sale of 5,682,684 shares of our Class A common stock through an at-the-market offering program, which raised approximately $48.8 million of net proceeds. The net proceeds from these offerings were used for general corporate purposes, including the repayment of some of our outstanding indebtedness under our previous credit agreement.

In November 2009, we completed the sale of 28,289,960 shares of our Class A common stock pursuant to an at-the-market offering program, which raised approximately $293.8 million of net proceeds. We used the proceeds from the offering for general corporate purposes, including the repayment of debt.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $616.6 million for the year ended December 31, 2010, an increase of $402.9 million as compared to the year ended December 31, 2009. The increase was primarily due to improved operating performance, higher net payments to vendors and to employees under our deferred compensation plan in the prior year and an increase in commission, bonus and income tax accruals in the current year. These items were partially offset by a greater increase in receivables and higher bonuses paid in the current year.

Net cash provided by operating activities totaled $213.6 million for the year ended December 31, 2009 as compared to net cash used in operating activities of $130.4 million for the year ended December 31, 2008. The sharp increase in cash provided by operating activities during the year ended December 31, 2009 versus 2008 was primarily due to significantly lower bonus payments, income taxes and payments to vendors made in 2009. These decreases were partially offset by lower results in 2009 (excluding the impact of non-cash impairment charges) as well as the impact of a significant decrease in receivables in 2008 versus a slight increase in 2009.

Investing Activities

Net cash used in investing activities totaled $62.5 million for the year ended December 31, 2010, a decrease of $56.9 million as compared to the year ended December 31, 2009. The decrease was primarily driven by higher net proceeds received in the current year from the disposition of real estate held for investment and from the sale of servicing rights and other assets. A decrease in restricted cash and lower contributions to investments in unconsolidated subsidiaries along with higher distributions received from investments in unconsolidated subsidiaries in the current year also contributed to the decrease. These decreases were partially offset by the use of more cash in the current year for capital expenditures and earn out payments associated with in-fill acquisitions.

Net cash used in investing activities totaled $119.4 million for the year ended December 31, 2009, a decrease of $299.6 million as compared to the year ended December 31, 2008. The decrease was primarily driven by the use of more cash in 2008 for in-fill acquisitions and purchases of real estate held for investment.

Financing Activities

Net cash used in financing activities totaled $784.2 million for the year ended December 31, 2010 as compared to net cash provided by financing activities of $476.8 million for the year ended December 31, 2009. The sharp decrease in cash provided by financing activities was primarily due to higher net repayments of our senior secured term loans in the current year as well as proceeds received in the prior year in connection with equity offerings and the issuance of our 11.625% senior subordinated notes. Also contributing to the decrease were higher net repayments of notes payable on real estate within our Development Services segment in the current year. These decreases were partially offset by proceeds received in the current year from the issuance of our 6.625% senior notes.

Net cash provided by financing activities totaled $476.8 million for the year ended December 31, 2009, an increase of $102.8 million as compared to the year ended December 31, 2008. The increase was largely due to higher net proceeds received in connection with equity offerings in 2009 and the issuance of our 11.625% senior subordinated notes in June 2009. These increases were partially offset by activity under our credit agreement, including $300.0 million of proceeds received from an additional term loan in connection with the exercise of the accordion provision of our credit agreement in 2008, partially offset by lower net borrowings under our revolving credit facility in 2008 as well as higher repayments of the senior secured term loans in 2009. Also offsetting the overall increase was lower net proceeds from notes payable on real estate within our Development Services segment in 2009.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(Dollars in thousands)
Total debt (1)	$1,899,689	$509,453	$76,054	$242,250	$1,071,932
Operating leases (2)	955,067	159,704	245,848	185,134	364,381
Pension liability (3) (4)	40,007	40,007	—	—	—
Notes payable on real estate (recourse) (5)	3,707	2,287	1,420	—	—
Notes payable on real estate (non recourse) (5)	623,821	153,981	306,232	127,828	35,780

Total Contractual Obligations	$3,522,291	$865,432	$629,554	$555,212	$1,472,093

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (2)	$22,556	$22,556	$—	$—	$—
Guarantees (2) (6)	10,789	10,789	—	—	—
Co-investments (2) (7)	33,505	33,505	—	—	—
Non-current tax liabilities (8)	—	—	—	—	—
Other (9)	35,438	35,438	—	—	—

Total Other Commitments	$102,288	$102,288	$—	$—	$—

(1)	See Note 12 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (dollars in thousands): 2011—$93,771; 2012 to 2013—$183,354; 2014 to 2015—$178,695 and thereafter—$193,631. The interest payments on the variable rate debt have been calculated at the interest rate in effect at December 31, 2010.

(2)	See Note 13 of our Notes to the Consolidated Financial Statements.
(3)	See Note 14 of our Notes to the Consolidated Financial Statements.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(5)	See Note 11 of our Notes to the Consolidated Financial Statements. Figures do not include scheduled interest payments. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 1.85% to 13.0% at December 31, 2010. In general, interest is drawn on the underlying loan and subsequently paid with proceeds received upon the sale of the real estate project.
(6)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(7)	Includes $11.5 million related to our Global Investment Management segment, all of which is expected to be funded in 2011 and $22.0 million related to our Development Services segment (callable at any time).
(8)	As of December 31, 2010, our non-current tax liabilities, including interest and penalties, was $78.3 million. We are unable to reasonably estimate the timing of the effective settlement of tax positions.
(9)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2010. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.

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

Since 2001, we have maintained a credit agreement with Credit Suisse Group AG, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. In connection with this amendment and restatement, we wrote off financing costs of $29.3 million during the year ended December 31, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of credit agreement amendment fees paid in March 2009. On August 24, 2009, we entered into a loan modification agreement to our credit agreement, which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans. On both February 5, 2010 and March 29, 2010, we entered into additional loan modification agreements to our credit agreement to further extend debt maturities and amortization schedules. On November 10, 2010, we entered into a new credit agreement (Credit Agreement), with a syndicate of banks led by CS, as administrative and collateral agent, which completely replaced our previous credit agreement. In connection with the establishment of the new Credit Agreement, we wrote off financing costs of $16.7 million during the year ended December 31, 2010, including $12.1 million of credit agreement amendment fees paid in November 2010 and $4.6 million of unamortized deferred financing costs associated with our prior credit agreement. In addition, in October 2010, we wrote off $1.4 million of unamortized deferred financing costs in connection with debt repayments made.

Our Credit Agreement currently includes the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments beginning December 31, 2010 and continuing through September 30, 2015, with the balance payable on November 10, 2015, (3) a $300.0 million tranche B term loan facility requiring quarterly principal payments beginning December 31, 2010 and continuing through September 30, 2016, with the balance payable on November 10, 2016; and (4) an accordion provision which provides the ability to borrow an additional $800.0 million, which can be further expanded, subject to the satisfaction of customary conditions. During the year ended December 31, 2010, we repaid $1.7 billion of our senior secured term loans under our previous credit agreement. In addition, we also made required principal payments of $9.5 million in December 2010 relative to senior secured term loans under our current Credit Agreement.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of December 31, 2010 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2010 and 2009, we had $17.5 million and $21.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.5% and 5.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2010, letters of credit totaling $20.0 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of December 31, 2010 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), and for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%. As of December 31, 2010, we had $341.3 million of tranche A term loan facility principal outstanding and $299.2 million of tranche B term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets. As of December 31, 2009, we had $326.3 million of tranche A term loan facility principal outstanding, $48.6 million of tranche A-1 term loan facility principal outstanding, $203.2 million of tranche A-2 term loan facility principal outstanding, $167.5 million of tranche A-3 term loan facility principal outstanding, $642.8 million of tranche B term loan facility principal outstanding and $295.2 million of tranche B-1 term loan facility principal outstanding, which are also included in the accompanying consolidated balance sheets.

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

On February 17, 2011, we announced that we are embarking on the process of seeking commitments to fund up to an aggregate of $500.0 million of delayed draw, seven year senior secured term loans under a new Tranche C facility and up to an aggregate of $300.0 million of delayed draw, eight (or more) year senior secured term loans under a new Tranche D facility (together, the New Term Loans), the proceeds of which would be used to finance our recently announced REIM Acquisitions. Additionally, we are embarking on the process of seeking an amendment to our Credit Agreement that, among other things, would (1) permit additional wholly-owned subsidiaries of the Company to be borrowers of the New Term Loans, (2) add an exception to the investment covenant relating to the REIM Acquisitions, (3) maintain the availability of the $800.0 million accordion provision under the Credit Agreement and (4) provide certain other ancillary amendments related thereto. The terms of the New Term Loans and the proposed amendment are preliminary and subject to review and approval by us as well as the requisite lenders and, therefore, subject to further revision.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the accompanying consolidated balance sheets was $350.0 million at December 31, 2010.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $437.7 million and $436.5 million at December 31, 2010 and 2009, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 8.16x for the year ended December 31, 2010 and our leverage ratio of total debt less available cash to EBITDA was 0.94x as of December 31, 2010. We may from time to time, in our sole discretion, look for opportunities to reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

From time to time, Moody’s Investor Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or Standard & Poor’s, rate our senior debt. On October 5, 2010, Standard & Poor’s revised our outlook to stable from negative and affirmed our BB long-term counterparty credit rating. Additionally, a BB debt rating and a recovery rating of 3 was assigned to the $1.35 billion credit facility, and a B+ senior unsecured debt rating and a recovery rating of 6 was assigned to the 6.625% senior notes. Moody’s assigned a (P)Ba1 rating to the $1.35 billion credit facility and a Ba1 rating to the 6.625% senior notes, and placed the 11.625% senior subordinated notes on review for upgrade. The rating outlook was revised to stable from negative. The (P) for the credit facility rating was removed on November 10, 2010 upon the closing of the new Credit Agreement, and the rating of the 11.625% senior subordinated notes was upgraded to Ba2. On February 16, 2011, Moody’s affirmed its ratings on our existing senior debt. On February 17, 2011, Standard & Poor’s also affirmed its ratings on our existing senior debt as well as assigned a BB issue-level rating and a recovery rating of 4 to our planned $800 million in incremental credit facility borrowings. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

We had short-term borrowings of $471.4 million and $339.8 million with related average interest rates of 2.8% and 2.4% as of December 31, 2010 and 2009, respectively.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 1, 2011. As of December 31, 2010 and 2009, there were no amounts outstanding under this revolving credit note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2012. As of December 31, 2010 and 2009, there were no amounts outstanding under this revolving note.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2011. As of December 31, 2010 and 2009, there were no amounts outstanding under this facility.

On April 19, 2010, we entered into a Receivables Purchase Agreement, or RPA, which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $55.0 million. Borrowings under this arrangement generally bear interest at the commercial paper rate plus 2.75% and this agreement expires on April 18, 2011. As of December 31, 2010, there were no amounts outstanding under this agreement.

Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, BofA, TD Bank, N.A., or TD Bank, and Kemps Landing Capital Company, LLC, or Kemps Landing, for the purpose of funding mortgage loans that will be resold and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. Effective October 12, 2010 through January 10, 2011, the warehouse line of credit was temporarily increased from $210.0 million to $250.0 million. Effective November 22, 2010 through

February 1, 2011, the warehouse line of credit was temporarily increased further from $250.0 million to $300.0 million. This agreement has been amended several times and effective February 1, 2011, provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.50% and has a maturity date of September 28, 2011.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and currently provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.50% with a maturity date of May 31, 2011.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. This agreement provides for a $75.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.00% with a maturity date of December 31, 2011.

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing providing CBRE Capital Markets with the ability to fund Freddie Mac multi-family loans. Under the agreement, the maximum outstanding balance cannot exceed $200.0 million, outstanding borrowings bear interest at LIBOR plus 2.75% with a LIBOR floor of 0.25% and the agreement expires on December 20, 2011.

During the year ended December 31, 2010, we had a maximum of $453.8 million of warehouse lines of credit principal outstanding. As of December 31, 2010 and 2009, we had $453.8 million and $312.9 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $485.4 million and $315.0 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2010 and 2009, respectively, and which are also included in the accompanying consolidated balance sheets.

On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement was amended several times and provided for a $25.0 million revolving credit note, bore interest at 0.50% and had a maturity date of January 28, 2011. Effective September 29, 2010, this agreement was terminated. As of December 31, 2009, there were no amounts outstanding under this revolving credit note.

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P., or Acquisitions II, a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement, or the WestLB Credit Agreement, with WestLB AG, as administrative agent for a lender group. In April 2010, Acquisitions II opted to reduce the amount available under the WestLB Credit Agreement to $20.0 million and in October 2010, repaid the outstanding balance and the credit agreement expired. Borrowings under this credit agreement were used to fund investments in real estate prior to receipt of capital contributions from

Acquisitions II investors and permanent project financing, and were limited to a portion of unfunded capital commitments of certain Acquisitions II investors. Borrowings under this agreement bore interest at the daily British Bankers Association LIBOR plus 0.65%. Borrowings under the line were nonrecourse to us and were secured by the capital commitments of the investors in Acquisitions II. As of December 31, 2009, there was $5.5 million outstanding under the WestLB Credit Agreement included in short-term borrowings in the accompanying consolidated balance sheets.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets was $40.0 million and $64.9 million at December 31, 2010 and 2009, respectively. We expect to contribute a total of $3.6 million to fund our pension plans for the year ending December 31, 2011.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $22.6 million as of December 31, 2010, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through December 2011.

We had guarantees totaling $10.8 million as of December 31, 2010, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $10.8 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013.

In addition, as of December 31, 2010, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $2.1 billion at December 31, 2010. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $435.3 million at December 31, 2010. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2010 and 2009, CBRE MCI had $2.2 million and $1.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $4.0 million and $2.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $169.0 million (including $127.1 million of warehouse receivables) at December 31, 2010.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2010, we had aggregate commitments of $11.5 million to fund future co-investments, all of which is expected to be funded in 2011. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2010, we had committed to fund $22.0 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

Seasonality

A significant portion of our revenue is seasonal, which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. Earnings and cash flow have historically been particularly concentrated in the fourth quarter due to investors and companies focusing on completing transactions prior to calendar year-end. This has historically resulted in lower profits or a loss in the first quarter, with revenue and profitability improving in each subsequent quarter.

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

Exchange Rates

During the year ended December 31, 2010, approximately 40% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2010, foreign currency translation had a $44.1 million positive impact on our total revenue and a $41.8 million negative impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency. On December 22, 2008, we entered into a foreign currency exchange swap contract with an aggregate notional amount of 39.5 million British pounds sterling, which expired on February 18, 2009, at which time we entered into another contract with similar terms that was settled on April 6, 2009. On May 12, 2009, we entered into an option agreement to sell a notional amount of 25.0 million of Euros, which expired on December 29, 2009. On June 26, 2009, we entered into two option agreements, including one to sell a notional amount of 5.5 million of British pounds sterling, which was exercised on September 28, 2009, and one to sell 10.0 million of British pounds sterling, which was sold on December 18, 2009. On April 6, 2010, we entered into three option agreements, including one to sell a notional amount of 4.0 million British pounds sterling, which was exercised on June 28, 2010, one to sell a notional amount of 4.0 million British pounds sterling, which expired on September 28, 2010 and one to sell a notional amount of 7.6 million British pounds sterling, which expired on December 29, 2010. On April 12, 2010, we entered into three additional option agreements, including one to sell a notional amount of 2.7 million Euros, which was exercised on June 28, 2010, one to sell a notional amount of 2.4 million Euros, which was exercised on September 28, 2010 and one to sell a notional amount of 11.0 million Euros, which was exercised on December 29, 2010. Included in the consolidated statement of operations were charges of $1.0 million and $3.7 million for the years ended December 31, 2010 and 2009, respectively, resulting from net losses on foreign currency exchange option agreements.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Excluding notes payable on real estate, our fixed and variable rate long-term debt at December 31, 2010 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	Daily LIBOR + 1.35% with a LIBOR floor of 0.35%	Daily One-Month LIBOR +2.50%	Daily Chase- London LIBOR +2.50%	Daily LIBOR + 2.75% with a LIBOR floor of 0.25%	LIBOR + 2.25% (1)	LIBOR + 3.25% (1)	(2)	Total
2011	$102	$26,881	$73,383	$153,571	$200,000	$35,000	$3,000	$17,516	$509,453
2012	41	—	—	—	—	35,000	3,000	—	38,041
2013	13	—	—	—	—	35,000	3,000	—	38,013
2014	—	—	—	—	—	35,000	3,000	—	38,000
2015	—	—	—	—	—	201,250	3,000	—	204,250
Thereafter	787,682	—	—	—	—	—	284,250	—	1,071,932

Total	$787,838	$26,881	$73,383	$153,571	$200,000	$341,250	$299,250	$17,516	$1,899,689

Weighted Average Interest Rate	9.4%	1.7%	2.8%	2.8%	3.0%	2.5%	3.5%	3.5%	5.6%

(1)	Consists of amounts due under our senior secured term loan facilities.
(2)	Consists of amounts due under our revolving credit facility as follows (dollars in thousands): $10,120 at LIBOR + 1.85%; $7,396 at Bank Bill Rate + 1.85%.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10% on our outstanding variable rate debt, excluding notes payable on real estate, at December 31, 2010, the net impact of the additional interest cost would be a decrease of $3.2 million on pre-tax income and cash provided by operating activities for the year ended December 31, 2010.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $641.8 million at December 31, 2010. Based on dealers’ quotes, the estimated fair values of our 6.625% and 11.625% senior subordinated notes was $347.8 million and $508.3 million, respectively, at December 31, 2010.

We also have $627.5 million of notes payable on real estate as of December 31, 2010. These notes have interest rates ranging from 1.85% to 13.0% with maturity dates extending through 2023. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10%, our total estimated interest cost related to notes payable would increase by approximately $3.6 million for the year ended December 31, 2010. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CB Richard Ellis Group, Inc.:

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Group, Inc. (the Company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, CB Richard Ellis Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California

March 1, 2011

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$506,574	$741,557
Restricted cash	52,257	46,797
Receivables, less allowance for doubtful accounts of $33,272 and $41,397 at December 31, 2010 and 2009, respectively	940,167	775,929
Warehouse receivables	485,433	315,033
Income taxes receivable	—	163,032
Prepaid expenses	96,951	99,309
Deferred tax assets, net	112,304	75,330
Real estate and other assets held for sale	16,295	7,109
Available for sale securities	3,018	865
Other current assets	47,871	41,764

Total Current Assets	2,260,870	2,266,725
Property and equipment, net	188,397	178,975
Goodwill	1,323,801	1,306,372
Other intangible assets, net of accumulated amortization of $166,295 and $138,244 at December 31, 2010 and 2009, respectively	332,855	322,904
Investments in unconsolidated subsidiaries	138,973	135,596
Deferred tax assets, net	10,320	3,395
Real estate under development	112,819	160,164
Real estate held for investment	626,395	526,169
Available for sale securities	31,936	32,016
Other assets, net	95,202	107,090

Total Assets	$5,121,568	$5,039,406

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$445,337	$458,510
Compensation and employee benefits payable	346,539	240,536
Accrued bonus and profit sharing	455,523	278,444
Income taxes payable	18,398	—
Short-term borrowings:
Warehouse lines of credit	453,835	312,872
Revolving credit facility	17,516	21,050
Other	16	5,850

Total short-term borrowings	471,367	339,772
Current maturities of long-term debt	38,086	138,682
Notes payable on real estate	154,213	159,921
Liabilities related to real estate and other assets held for sale	12,152	1,267
Other current liabilities	15,153	11,909

Total Current Liabilities	1,956,768	1,629,041
Long-Term Debt:
Senior secured term loans	602,500	1,545,490
11.625% senior subordinated notes, net of unamortized discount of $12,318 and $13,498 at December 31, 2010 and 2009, respectively	437,682	436,502
6.625% senior notes	350,000	—
Other long-term debt	54	129

Total Long-Term Debt	1,390,236	1,982,121
Pension liability	40,007	64,945
Non-current tax liabilities	78,306	73,462
Notes payable on real estate	461,665	390,181
Other liabilities	128,791	115,361

Total Liabilities	4,055,773	4,255,111
Commitments and contingencies	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 323,594,919 and 321,767,407 shares issued and outstanding at December 31, 2010 and 2009, respectively	3,236	3,218
Additional paid-in capital	814,244	755,989
Accumulated earnings (deficit)	185,337	(15,008)
Accumulated other comprehensive loss	(94,602)	(115,077)

Total CB Richard Ellis Group, Inc. Stockholders’ Equity	908,215	629,122
Non-controlling interests	157,580	155,173

Total Equity	1,065,795	784,295

Total Liabilities and Equity	$5,121,568	$5,039,406

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$5,115,316	$4,165,820	$5,128,817
Costs and expenses:
Cost of services	2,960,170	2,447,885	2,926,721
Operating, administrative and other	1,607,682	1,383,579	1,747,082
Depreciation and amortization	108,381	99,473	102,817
Goodwill and other non-amortizable intangible asset impairment	—	—	1,159,406

Total costs and expenses	4,676,233	3,930,937	5,936,026
Gain on disposition of real estate	7,296	6,959	18,740

Operating income (loss)	446,379	241,842	(788,469)
Equity income (loss) from unconsolidated subsidiaries	26,561	(34,095)	(80,130)
Other income (loss)	—	3,880	(7,686)
Interest income	8,416	6,129	17,762
Interest expense	191,151	189,146	167,156
Write-off of financing costs	18,148	29,255	—

Income (loss) from continuing operations before provision for income taxes	272,057	(645)	(1,025,679)
Provision for income taxes	130,368	26,993	50,810

Income (loss) from continuing operations	141,689	(27,638)	(1,076,489)
Income from discontinued operations, net of income taxes	14,320	—	26,748

Net income (loss)	156,009	(27,638)	(1,049,741)
Less: Net loss attributable to non-controlling interests	(44,336)	(60,979)	(37,675)

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$200,345	$33,341	$(1,012,066)

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.61	$0.12	$(4.86)
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	0.03	—	0.05

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.64	$0.12	$(4.81)

Weighted average shares outstanding for basic income (loss) per share	313,873,439	277,361,783	210,539,032

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.60	$0.12	$(4.86)
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	0.03	—	0.05

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.63	$0.12	$(4.81)

Weighted average shares outstanding for diluted income (loss) per share	319,016,887	279,995,081	210,539,032

Amounts attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations, net of tax	$191,466	$33,341	$(1,022,291)
Discontinued operations, net of tax	8,879	—	10,225

Net income (loss)	$200,345	$33,341	$(1,012,066)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$156,009	$(27,638)	$(1,049,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,962	99,473	102,909
Amortization and write-off of financing costs	29,013	38,384	11,662
Write-down of impaired real estate and other assets	27,147	38,550	60,504
Goodwill and other non-amortizable intangible asset impairment	—	—	1,159,406
Write-down of impaired available for sale securities	—	—	7,686
Gain on sale of loans, servicing rights and other assets	(65,855)	(30,010)	(37,519)
Gain on interest rate swaps	—	(3,880)	—
Gain on disposition of real estate held for investment	(21,248)	(2,721)	—
Equity (income) loss from unconsolidated subsidiaries	(26,561)	34,095	80,130
Provision for doubtful accounts	4,661	9,226	32,735
Deferred income taxes	1,228	5,702	(62,163)
Compensation expense related to stock options and non-vested stock awards	46,801	37,925	29,812
Incremental tax benefit from stock options exercised	(5,380)	(1,586)	(4,294)
Deferred compensation deferrals	—	—	31,792
Distribution of earnings from unconsolidated subsidiaries	33,874	13,509	23,867
Tenant concessions received	4,608	3,611	11,209
(Increase) decrease in receivables	(180,129)	(13,379)	230,479
Decrease in deferred compensation assets	—	221,317	37,729
(Increase) decrease in prepaid expenses and other assets	(5,520)	20,045	(23,356)
Decrease in real estate held for sale and under development	26,457	2,946	7,865
Increase (decrease) in accounts payable and accrued expenses	45,145	(11,306)	(102,984)
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	277,529	(37,551)	(505,575)
Decrease (increase) in income taxes receivable	142,090	72,276	(79,948)
Increase (decrease) in other liabilities, including deferred compensation liabilities	17,239	(250,270)	(90,597)
Other operating activities, net	517	(5,073)	(1,981)

Net cash provided by (used in) operating activities	616,587	213,645	(130,373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,464)	(28,200)	(51,471)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(70,390)	(30,670)	(239,926)
Contributions to unconsolidated subsidiaries	(37,510)	(47,402)	(56,350)
Distributions from unconsolidated subsidiaries	22,843	9,232	25,444
Net proceeds from disposition of real estate held for investment	76,504	3,408	—
Additions to real estate held for investment	(16,551)	(26,656)	(128,487)
Proceeds from the sale of servicing rights and other assets	28,944	12,283	29,156
Decrease (increase) in restricted cash	4,047	(10,543)	5,973
Other investing activities, net	(1,926)	(814)	(3,348)

Net cash used in investing activities	(62,503)	(119,362)	(419,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	650,000	—	300,000
Repayment of senior secured term loans	(1,693,110)	(432,000)	(13,250)
Proceeds from revolving credit facility	106,759	800,928	2,024,762
Repayment of revolving credit facility	(110,657)	(772,721)	(2,208,645)
Proceeds from 6.625% senior notes	350,000	—	—
Proceeds from 11.625% senior subordinated notes, net	—	435,928	—
Proceeds from notes payable on real estate held for investment	20,631	16,690	115,676
Repayment of notes payable on real estate held for investment	(81,906)	(7,185)	(16,427)
Proceeds from notes payable on real estate held for sale and under development	3,671	63,040	144,296
Repayment of notes payable on real estate held for sale and under development	(14,341)	(46,642)	(142,222)
Repayment of short-term borrowings and other loans, net	(6,048)	(4,310)	(44,563)
Proceeds from issuance of common stock, net	—	440,173	206,700
Proceeds from exercise of stock options	2,401	15,443	4,026
Incremental tax benefit from stock options exercised	5,380	1,586	4,294
Non-controlling interests contributions	29,172	21,348	48,533
Non-controlling interests distributions	(11,406)	(13,496)	(37,646)
Payment of financing costs	(34,430)	(39,402)	(10,893)
Other financing activities, net	(338)	(2,612)	(682)

Net cash (used in) provided by financing activities	(784,222)	476,768	373,959
Effect of currency exchange rate changes on cash and cash equivalents	(4,845)	11,683	(8,628)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(234,983)	582,734	(184,051)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	741,557	158,823	342,874

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$506,574	$741,557	$158,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$169,410	$168,577	$148,826

Income tax (refunds) payments, net	$(11,499)	$(48,355)	$197,353

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except share data)

	CB Richard Ellis Group, Inc. Shareholders
						Accumulated other comprehensive (loss) income
	Shares	Class A common stock	Additional paid-in capital	Notes receivable from sale of stock	Accumulated earnings (deficit)	Minimum pension liability and other	Foreign currency translation and other	Non- Controlling Interests	Total
Balance at December 31, 2007	201,594,592	$2,016	$40,559	$(60)	$963,530	$(36,425)	$18,923	$263,613	$1,252,156
Net loss	—	—	—	—	(1,012,066)	—	—	(37,675)	(1,049,741)
Adoption of measurement date provisions of SFAS No. 158	—	—	—	—	187	92	—	—	279
Net cancellation and distribution of deferred compensation stock fund units	164,456	1	(6)	—	—	—	—	—	(5)
Net collection on notes receivable from sale of stock	—	—	—	60	—	—	—	—	60
Pension liability adjustments, net of tax	—	—	—	—	—	741	—	—	741
Stock options exercised (including tax benefit)	941,896	9	8,288	—	—	—	—	—	8,297
Non-cash issuance of common stock	4,540	—	100	—	—	—	—	—	100
Non-vested stock grants	2,371,987	24	—	—	—	—	—	—	24
Issuance of common stock, net	57,500,000	575	206,125	—	—	—	—	—	206,700
Compensation expense for stock options and non-vested stock awards	—	—	29,812	—	—	—	—	—	29,812
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	—	(4,432)	—	(4,432)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	—	(103)	—	(103)
Foreign currency translation (loss) gain	—	—	—	—	—	—	(104,209)	2,002	(102,207)
Cancellation of non-vested stock awards	(241,439)	(2)	—	—	—	—	—	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	—	48,533	48,533
Distributions to non-controlling interests	—	—	—	—	—	—	—	(37,646)	(37,646)
Other	—	—	947	—	—	—	—	(7,790)	(6,843)

Balance at December 31, 2008	262,336,032	$2,623	$285,825	$—	$(48,349)	$(35,592)	$(89,821)	$231,037	$345,723
Net income (loss)	—	—	—	—	33,341	—	—	(60,979)	(27,638)
Net cancellation and distribution of deferred compensation stock fund units	2,717,348	28	(5,484)	—	—	—	—	—	(5,456)
Pension liability adjustments, net of tax	—	—	—	—	—	(31,995)	—	—	(31,995)
Stock options exercised (including tax benefit)	2,665,568	27	17,003	—	—	—	—	—	17,030
Non-cash issuance of common stock	12,072	—	106	—	—	—	—	—	106
Non-vested stock grants	6,711,288	67	—	—	—	—	—	—	67
Issuance of common stock, net	47,413,504	474	439,699	—	—	—	—	—	440,173
Compensation expense for stock options and non-vested stock awards	—	—	37,925	—	—	—	—	—	37,925
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	—	8,925	—	8,925
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	—	1,685	—	1,685
Foreign currency translation gain	—	—	—	—	—	—	33,611	996	34,607
Cancellation of non-vested stock awards	(88,405)	(1)	—	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	—	21,348	21,348
Distributions to non-controlling interests	—	—	—	—	—	—	—	(13,496)	(13,496)
Acquisitions of non-controlling interests	—	—	(19,479)	—	—	—	—	(23,746)	(43,225)
Other	—	—	394	—	—	—	(1,890)	13	(1,483)

Balance at December 31, 2009	321,767,407	$3,218	$755,989	$—	$(15,008)	$(67,587)	$(47,490)	$155,173	$784,295
Net income (loss)	—	—	—	—	200,345	—	—	(44,336)	156,009
Adoption of Accounting Standards Update 2009-17 (see Note 3)	—	—	—	—	—	—	—	29,534	29,534
Pension liability adjustments, net of tax	—	—	—	—	—	17,953	—	—	17,953
Stock options exercised (including tax benefit)	898,650	9	7,772	—	—	—	—	—	7,781
Non-cash issuance of common stock	10,684	—	173	—	—	—	—	—	173
Non-vested stock grants	1,196,720	12	—	—	—	—	—	—	12
Compensation expense for stock options and non-vested stock awards	—	—	46,801	—	—	—	—	—	46,801
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	—	706	—	706
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	—	637	—	637
Foreign currency translation (loss) gain	—	—	—	—	—	—	(423)	194	(229)
Cancellation of non-vested stock awards	(270,825)	(3)	—	—	—	—	—	—	(3)
Contributions from non-controlling interests	—	—	—	—	—	—	—	29,172	29,172
Distributions to non-controlling interests	—	—	—	—	—	—	—	(11,406)	(11,406)
Other	(7,717)	—	3,509	—	—	—	1,602	(751)	4,360

Balance at December 31, 2010	323,594,919	$3,236	$814,244	$—	$185,337	$(49,634)	$(44,968)	$157,580	$1,065,795

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$156,009	$(27,638)	$(1,049,741)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(229)	34,607	(102,207)
Unrealized gains (losses) on interest rate swaps and interest rate caps, net of $25 income tax benefit, $5,911 income tax and $1,537 income tax benefit for the years ended December 31, 2010, 2009 and 2008, respectively	706	8,925	(4,432)
Unrealized holding gains (losses) on available for sale securities, net of $128 income tax benefit, $1,680 income tax and $1,900 income tax benefit for the years ended December 31, 2010, 2009 and 2008, respectively	637	1,685	(103)
Pension liability adjustments, net of $6,800 income tax, $12,440 income tax benefit and $324 income tax for the years ended December 31, 2010, 2009 and 2008, respectively	17,953	(31,995)	741
Other, net	1,602	(1,890)	—

Total other comprehensive income (loss)	20,669	11,332	(106,001)

Comprehensive income (loss)	176,678	(16,306)	(1,155,742)
Less: Comprehensive loss attributable to non-controlling interests	(44,142)	(59,983)	(35,673)

Comprehensive income (loss) attributable to CB Richard Ellis Group, Inc.	$220,820	$43,677	$(1,120,069)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

CB Richard Ellis Group, Inc. (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”) was incorporated on February 20, 2001. We are the world’s largest commercial real estate services firm, based on 2010 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2010, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 31,000 employees providing commercial real estate services under the “CB Richard Ellis” and “CBRE” brand names and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. Our contractual, fee-for-services businesses, which generally involve facilities management, property management and mortgage loan servicing, as well as asset management provided by CB Richard Ellis Investors, L.L.C. and its global affiliates, which we also refer to as CBRE Investors, represented approximately 38% of our 2010 revenue.

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

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our VIEs, including co-investments with our clients, is based on Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the Financial Accounting Standards Board (FASB) in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. The entity which satisfies these criteria is deemed to be the primary beneficiary of the VIE.

We determine if an entity is a VIE based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary.

We analyze any investments in VIEs to determine if we are the primary beneficiary. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we also consider the rights of other investors to participate in policy making decisions, to replace the manager and to sell or liquidate the entity.

We also have several co-investments in real estate investment funds which qualify for a deferral of the newer qualitative approach for analyzing potential VIEs. We continue to analyze these investments under the former quantitative method incorporating various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. This determination of whether we are the primary beneficiary includes any impact of an “upside economic interest” in the form of a “promote” that we may have. A promote is an interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles.

We consolidate any VIE of which we are the primary beneficiary (see Note 3) and disclose significant VIEs of which we are not the primary beneficiary, if any. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of our goodwill and non-amortizable intangible assets is impacted by economic conditions, the capital markets and our stock price. Sales and leasing activity is affected by general economic activity and employment growth, credit availability and pricing, business and consumer sentiment, inflation levels and the health of the capital markets generally. Adverse trends involving any or all of these factors could reduce incentive-based revenue as well as real estate sales volume and values. Such adverse economic conditions could cause declines in the estimated future discounted cash flows expected for our reporting units. A major or sustained decline in our future cash flows and/or the current economic conditions could result in additional impairment charges.

The recoverability of our investments in unconsolidated subsidiaries has been impacted by the significant capital market turmoil that began in the fourth quarter of 2008. Following the global financial crisis, commercial real estate fundamentals weakened significantly, reflecting the overall downturn in the economy. Throughout 2009, transactions were sharply reduced by the illiquidity in the capital markets as many lenders sharply curtailed lending for commercial real estate. As liquidity improved during 2010, transaction volume began to revive, though remained well below levels experienced in 2006 and 2007. However, the effects of the 2008-2009 capital markets turmoil continued to take a toll on property values. The assumptions utilized in our recoverability analysis reflected our belief that the recovery from the severe downturn would be slow and that challenging conditions could persist for some time, resulting in the potential for additional write-downs, especially if turmoil re-emerges in the capital markets.

The recoverability of the carrying value of our investments in real estate is impacted by general conditions in the U.S. economy and commercial real estate market. Beginning in the fourth quarter of 2008, market fundamentals in the primary product types which we develop/own weakened significantly. The high unemployment rate negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Weak industrial production adversely affected warehouse and distribution markets. The retail sector was negatively affected by declining sales and retailers experiencing financial difficulty. These trends began to abate in 2010 as real estate market conditions improved, and transactions began to revive from the depressed levels of 2009. Capitalization rates have stabilized and begun to contract modestly as potential buyers and liquidity returned to the commercial real estate market. However, if conditions in the broader economy, capital markets, commercial real estate industry, specific markets or product types in which we operate once again decline, we could have additional impairment charges.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. We manage certain cash and cash equivalents as an agent for our investment and property management clients. These amounts are not included in the accompanying consolidated balance sheets (see Note 18).

Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 is restricted cash of $52.3 million and $46.8 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the normal course of business, including escrow accounts held in our Development Services segment.

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

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation and amortization of property and equipment is computed primarily using the straight-line method over estimated useful lives ranging up to 15 years. Leasehold improvements are amortized over the term of their associated leases, excluding options to renew, since such leases generally do not carry prohibitive penalties for non-renewal. We capitalize expenditures that materially increase the life of our assets and expense the costs of maintenance and repairs.

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset. We did not recognize an impairment loss related to property and equipment in 2010, 2009 or 2008.

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

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of our goodwill balance has resulted from our acquisition of CB Richard Ellis Services, Inc. (CBRE) in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc. (Insignia) in 2003 (the Insignia Acquisition) and our acquisition of the Trammell Crow Company in 2006 (the Trammell Crow Company Acquisition). Other intangible assets include a trademark, which was separately identified as a result of the 2001 Acquisition, as well as a trade name separately identified as a result of the Insignia Acquisition representing the Richard Ellis trade name in the United Kingdom (U.K.) that was owned by Insignia prior to the Insignia Acquisition. Both the trademark and the trade name are not being amortized and have indefinite estimated useful lives. The remaining other intangible assets primarily include customer relationships, management contracts, loan servicing rights and franchise agreements, which are all being amortized over estimated useful lives ranging up to 20 years.

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

Deferred Financing Costs

Costs incurred in connection with financing activities are generally deferred and amortized over the terms of the related debt agreements ranging up to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $34.1 million and $29.2 million, as of December 31, 2010 and 2009, respectively.

In connection with the new credit agreement we entered into on November 10, 2010, we wrote off financing costs of $16.7 million during the year ended December 31, 2010, including $12.1 million of credit agreement amendment fees paid in November 2010 and $4.6 million of unamortized deferred financing costs associated with our prior credit agreement. In addition, in October 2010, we wrote off $1.4 million of unamortized deferred financing costs in connection with debt repayments made. In connection with the March 24, 2009 amendment and restatement to our prior credit agreement, we wrote off financing costs of $29.3 million during the year ended December 31, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of credit agreement amendment fees paid in March 2009. All of these write-offs were included in write-off of financing costs in the accompanying consolidated statements of operations. See Note 12 for additional information on activities associated with our debt.

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

A typical commission agreement provides that we earn a portion of a lease commission upon the execution of the lease agreement by the tenant and landlord, with the remaining portion(s) of the lease commission earned at a later date, usually upon tenant occupancy or payment of rent. The existence of any significant future contingencies results in the delay of recognition of corresponding revenue until such contingencies are satisfied. For example, if we do not earn all or a portion of the lease commission until the tenant pays its first month’s rent, and the lease agreement provides the tenant with a free rent period, we delay revenue recognition until rent is paid by the tenant.

Property management revenues are generally based upon percentages of the revenue or base rent generated by the entities managed or the square footage managed. These fees are recognized when earned under the provisions of the related management agreements.

Investment management fees are based predominantly upon a percentage of the equity deployed on behalf of our limited partners. Fees related to our indirect investment management programs are based upon a percentage of the fair value of those investments. These fees are recognized when earned under the provisions of the related investment management agreements. Our Global Investment Management segment earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied and following the expiration of any potential claw back provision. With many of these investments, our Global Investment Management team has participation interests in such incentive fees, which are commonly referred to as carried interest. This carried interest expense is generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period. In addition, our Global Investment Management segment also earns success-based transaction fees with regard to buying or selling properties on certain funds and separate accounts. Such revenue is recognized at the completion of a successful transaction and is not subject to any claw back provision.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In establishing the appropriate provisions for trade receivables, we make assumptions with respect to future collectability. Our assumptions are based on an assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. In addition to these assessments, in general, outstanding trade accounts receivable amounts that are more than 180 days overdue are evaluated for collectability and fully provided for if deemed uncollectible. Historically, our credit losses have generally been insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

Real Estate

Classification and Impairment Evaluation

We classify real estate in accordance with the criteria of the “Property, Plant and Equipment” Topic of the FASB Accounting Standards Codification (ASC) (Topic 360) as follows: (i) real estate held for sale, which includes completed assets or land for sale in its present condition that meet all of Topic 360’s “held for sale” criteria, (ii) real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (iii) real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iv) real estate held for investment, which consists of land on which development activities have not yet commenced and completed assets or land held for disposition that do not meet the “held for sale” criteria. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is recorded individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.

Real estate held for sale is recorded at the lower of cost or fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows, management estimates or market comparisons, is less than its carrying amount, an allowance is recorded against the asset.

Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally up to 39 years. Tenant improvements included in real

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estate held for investment are amortized using the straight-line method over the shorter of their estimated useful lives or terms of the respective leases. Land improvements included in real estate held for investment are depreciated over their estimated useful lives, up to 15 years.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy. Costs capitalized include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, interest, development and construction costs and costs of incidental operations. We expense transaction costs for acquisitions that qualify as a business in accordance with the “Business Combinations” Topic of the FASB ASC (Topic 805). Pursuit costs capitalized in connection with a potential development project that we have determined not to pursue are written off in the period that determination is made.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $37.5 million, $27.5 million and $55.1 million were included in operating, administrative and other expenses for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the U.S. are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction losses (gains) included in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 were $4.0 million, $0.6 million and ($6.4) million, respectively.

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

On December 22, 2008, we entered into a foreign currency exchange swap contract with an aggregate notional amount of 39.5 million British pounds sterling, which expired on February 18, 2009, at which time we entered into another contract with similar terms that was settled on April 6, 2009. On May 12, 2009, we entered into an option agreement to sell a notional amount of 25.0 million of Euros, which expired on December 29, 2009. On June 26, 2009, we entered into two option agreements, including one to sell a notional amount of 5.5 million of British pounds sterling, which was exercised on September 28, 2009, and one to sell 10.0 million of British pounds sterling, which was sold on December 18, 2009. On April 6, 2010, we entered into three option agreements, including one to sell a notional amount of 4.0 million British pounds sterling, which was exercised

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on June 28, 2010, one to sell a notional amount of 4.0 million British pounds sterling, which expired on September 28, 2010 and one to sell a notional amount of 7.6 million British pounds sterling, which expired on December 29, 2010. On April 12, 2010, we entered into three additional option agreements, including one to sell a notional amount of 2.7 million Euros, which was exercised on June 28, 2010, one to sell a notional amount of 2.4 million Euros, which was exercised on September 28, 2010 and one to sell a notional amount of 11.0 million Euros, which was exercised on December 29, 2010. Included in the consolidated statements of operations were net losses of $1.0 million, net losses of $3.7 million and net gains of $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, resulting from net losses and gains on foreign currency exchange swap, option and forward contracts.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized gains (losses) on interest rate swaps and interest rate caps, unrealized holding gains (losses) on available for sale securities and other pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 15).

Marketable Securities

We account for investments in marketable debt and equity securities in accordance with the “Investments—Debt and Equity Securities” Topic of the FASB ASC (Topic 320). We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. Marketable securities we acquire with the intent to generate a profit from short-term movements in market prices would be classified as trading securities. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

Trading securities are carried at their fair value with realized and unrealized gains and losses included in net income. Available for sale securities are carried at their fair value and any difference between cost and fair value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive loss in the consolidated statement of equity. Premiums and discounts are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities have not been significant. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warehouse Receivables

Our wholly-owned subsidiary CBRE Capital Markets is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets wholly-owned subsidiary Multifamily Capital is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets wholly-owned subsidiary CBRE HMF is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2010 and 2009, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans.

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

Our recording of loan servicing rights at their fair value resulted in net gains, which have been reflected in the accompanying consolidated statements of operations. The amount of loan servicing rights recognized during the years ended December 31, 2010 and 2009 was as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance, loan servicing rights	$40,579	$19,655
Loan servicing rights recognized under Topic 860	41,153	27,622
Loan servicing rights sold	(7,391)	(1,416)
Amortization expense	(9,022)	(5,282)

Ending balance, loan servicing rights	$65,319	$40,579

Management evaluates its mortgage servicing assets for impairment on an annual basis or more often if circumstances or events indicate a change in the impairment status. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rate and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. We did not incur any impairment charges related to our servicing rights during the years ended December 31, 2010, 2009 or 2008.

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

See Note 14 for additional information on our stock-based compensation plans.

Income (Loss) Per Share

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. is computed by dividing net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted income per share attributable to CB Richard Ellis Group, Inc. generally further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently issuable shares consist of non-vested stock awards. For the year ended December 31, 2008, all stock options and contingently issuable shares were anti-dilutive since we reported a net loss for the period. As a result, basic and diluted loss per share was the same for the year ended December 31, 2008 (see Note 17).

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC (Topic 740). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Self-Insurance

Our wholly-owned captive insurance companies, which are subject to applicable insurance rules and regulations, insures our exposure related to workers’ compensation benefits provided to employees and purchases excess coverage from an unrelated insurance carrier. We purchase general liability and automotive insurance through an unrelated insurance carrier. The captive insurance companies reinsure the related deductibles. The captive insurance companies also insure deductibles relating to other coverages. Given the nature of these types of claims, it may take several years for resolution and determination of the cost of these claims. We are required to estimate the cost of these claims in our financial statements. We are responsible for estimating our exposure to workers’ compensation, general liability, automotive claims and professional indemnity claims.

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2010 and 2009, our reserve for claims under these insurance programs were $35.4 million and $27.1 million, respectively, which were included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Of these amounts, $8.2 million and $6.3 million, respectively, represented our estimated current liabilities as of December 31, 2010 and 2009.

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

As of December 31, 2010, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $110.1 million, as compared to the carrying value of $107.1 million, which was included in non-controlling interests in the accompanying consolidated balance sheets. As of December 31, 2009, the carrying value of non-controlling interests in our consolidated limited life subsidiaries, which was included in non-controlling interests in the accompanying consolidated balance sheets, was $113.3 million, which approximated its settlement value.

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

3. Consolidated Variable Interest Entities

We adopted ASU 2009-17 effective January 1, 2010 and as a result, we began consolidating certain variable interest entities that were not previously consolidated by us.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Venture has made and may continue to make voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves. As of the most recent reconsideration date, such financial support has been significant enough that the Venture was deemed to be the primary beneficiary of each entity. During the year ended December 31, 2010, the Venture funded $1.2 million of financial support to the Entities.

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

For the year ended December 31, 2010, aggregate revenue of $34.5 million and operating expenses of $20.9 million relating to the operating activities of the Entities are included in the accompanying consolidated statements of operations. The aggregate losses of the Entities for the year ended December 31, 2010 are $13.2 million and are all attributable to non-controlling interests.

Investments in real estate of $243.0 million and nonrecourse mortgage notes payable of $223.1 million ($34.9 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of December 31, 2010. In addition, non-controlling interests of $20.6 million in the accompanying consolidated balance sheets as of December 31, 2010 are attributable to the Entities.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following non-recurring fair value measurements were recorded during the years ended December 31, 2010 and 2009 (dollars in thousands):

	Net Carrying Value as of December 31, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$47,999	$—	$—	$47,999	$11,801
Real estate	$82,670	$—	$—	$82,670	26,897
Notes receivable	$—	$—	$—	$—	250

Total impairment charges					$38,948

	Net Carrying Value as of December 31, 2009	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$67,756	$—	$—	$67,756	$35,738
Real estate	$130,786	$—	$—	$130,786	32,690
Notes receivable	$—	$—	$—	$—	5,860

Total impairment charges					$74,288

Investments in Unconsolidated Subsidiaries

During the year ended December 31, 2010, we recorded write-downs of $11.8 million, of which $3.8 million were attributable to non-controlling interests. During the year ended December 31, 2010, $9.4 million of the investments write-downs were reported in our Global Investment Management segment and driven by a decrease in the estimated holding period of certain assets. In addition, during the year ended December 31, 2010, we incurred an additional $1.2 million of impairment charges in our Global Investment Management segment and we incurred write-downs of $1.2 million in our Development Services segment, all driven by a decline in value of several investments attributable to slower than expected leasing.

During the year ended December 31, 2009, we recorded investment write-downs of $35.7 million, of which $9.2 million were attributable to non-controlling interests. During the year ended December 31, 2009, $10.7 million of the investment write-downs were reported in our Global Investment Management segment and were primarily driven by a decrease in the estimated holding period of certain assets. In addition, $7.0 million of investment write-downs were reported in our Development Services segment, primarily resulting from the weak economic conditions, including high unemployment and slow leasing. Lastly, during the year ended December 31, 2009, we incurred an additional $18.0 million of impairment charges, mainly attributable to declines in value of several investments, primarily as a result of significant capital market turmoil. Of the additional impairment charges noted above, $9.9 million was reported in our Global Investment Management segment and $8.1 million was reported in our Development Services segment.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Real Estate

During the year ended December 31, 2010, we recorded charges of $26.9 million, including impairment charges on real estate held for investment and provisions for losses on real estate held for sale. Of this amount, $23.8 million was attributable to non-controlling interests. During the year ended December 31, 2010, we recorded impairment charges of $24.6 million related to nine real estate projects primarily due to a decrease in the estimated holding period of several of the projects and continued capital market disruption. Additionally, during the year ended December 31, 2010, we recorded provisions for losses on real estate held for sale of $2.3 million to reduce the carrying values of two office buildings, an operating hotel and a land parcel to their fair value less cost to sell, primarily due to reduced expected selling prices resulting from continued challenging market conditions.

During the year ended December 31, 2009, we recorded charges of $32.7 million, including impairment charges on real estate held for investment and provision for losses on real estate held for sale. Of this amount, $27.0 million was attributable to non-controlling interests. During the year ended December 31, 2009, we recorded impairment charges of $28.8 million related to 13 projects where the carrying value was not recoverable primarily due to a decrease in the estimated holding periods of the projects. Additionally, during the year ended December 31, 2009, we recorded provision for losses on real estate held for sale of $3.9 million to reduce the carrying values of a condominium project and two pieces of land to their fair value less cost to sell, primarily due to reduced selling prices resulting from market conditions.

All of the above-mentioned charges were included in operating, administrative and other expenses in the accompanying consolidated statements of operations within our Development Services segment. If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen and/or markets remain illiquid, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges, which may be material.

Notes Receivable

During the year ended December 31, 2010 we recorded a $0.3 million impairment charge on a note receivable secured by real estate, due to a decrease in value of the borrower’s real estate project, the proceeds from the sale of which would be used to repay the note receivable.

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

Warehouse Receivables: Due to their short-term nature, fair value approximates carrying value. Fair value is determined based on the terms and conditions of funded mortgage loans and generally reflects the values of the warehouse lines of credit outstanding for our wholly-owned subsidiary, CBRE Capital Markets (see Note 12).

Available for Sale Securities: These investments are carried at their fair value (see Note 8).

Short-Term Borrowings: The majority of this balance represents our warehouse lines of credit outstanding for CBRE Capital Markets and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Note 12).

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $641.8 million at December 31, 2010. Their actual carrying value totaled $640.5 million at December 31, 2010 (see Note 12).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $508.3 million at December 31, 2010. Their actual carrying value totaled $437.7 million at December 31, 2010 (see Note 12).

6.625% Senior Notes: Based on dealers’ quotes, the estimated fair value of our 6.625% senior notes was $347.8 million at December 31, 2010. Their actual carrying value totaled $350.0 million at December 31, 2010 (see Note 12).

Notes Payable on Real Estate: As of December 31, 2010, the carrying value of our notes payable on real estate was $627.5 million (see Note 11). These borrowings mostly have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $3.7 million of these notes payable are recourse to us as of December 31, 2010.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2010	2009
Computer hardware and software	3 years	$234,051	$204,784
Furniture and equipment	3-10 years	156,245	142,352
Leasehold improvements	1-15 years	133,309	126,318
Equipment under capital leases	3-5 years	4,812	5,473

Total cost		528,417	478,927
Accumulated depreciation and amortization		(340,020)	(299,952)

Property and equipment, net		$188,397	$178,975

Depreciation and amortization expense associated with property and equipment was $58.7 million, $59.4 million and $63.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance as of December 31, 2008
Goodwill	$1,633,048	$469,096	$86,600	$44,922	$86,663	$2,320,329
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	834,758	330,465	86,600	—	—	1,251,823
Purchase accounting adjustments related to acquisitions	452	10,233	18,800	—	—	29,485
Foreign exchange movement	2,080	11,493	11,491	—	—	25,064

Balance as of December 31, 2009
Goodwill	1,635,580	490,822	116,891	44,922	86,663	2,374,878
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	837,290	352,191	116,891	—	—	1,306,372
Purchase accounting adjustments related to acquisitions	5,775	7,491	6,519	1,561	—	21,346
Foreign exchange movement	968	(19,831)	14,946	—	—	(3,917)

Balance as of December 31, 2010
Goodwill	1,642,323	478,482	138,356	46,483	86,663	2,392,307
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	$844,033	$339,851	$138,356	$1,561	$—	$1,323,801

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In light of the recent economic environment, no acquisitions were completed in 2009 and 2010, with the exception of a small niche industrial practice in the U.K. that we acquired in the second quarter of 2010 and a small commercial property asset management and consultancy services firm in Hong Kong in the fourth quarter of 2010.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2010, 2009, and 2008 annual assessments as of October 1. However, we were required to re-perform the 2008 assessment as of December 31, 2008 because economic conditions worsened, the capital markets became distressed and our stock price dropped significantly in the fourth quarter of 2008. This was evidenced in our 2008 results by weak sales and leasing activity in our Americas and EMEA segments caused by the credit crunch and significant capital market turmoil, which adversely affected incentive-based revenue within our Global Investment Management segment as well as reduced real estate sales volume and values in our Development Services segment. Based on our assessments of goodwill in 2008, we determined that we had impairment in several reporting units, which was driven by these adverse economic conditions causing a decline in the estimated future discounted cash flows expected for such units. The amount of the pre-tax goodwill impairment charges included in our statement of operations for the year ended December 31, 2008 was $1.1 billion.

When we performed our required annual goodwill impairment review as of October 1, 2010 and 2009, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value. Although economic conditions remained weak for most of 2009 and our full year revenues for 2009 declined when compared to 2008, we did note early signs of an economic recovery taking place in the latter part of 2009, which continued throughout 2010. This was evidenced by several indicators, including our stock price ($18.13 per share on October 1, 2010 and $10.94 per share on October 1, 2009 versus $4.32 per share at December 31, 2008), a return to positive economic growth in the U.S. in the second half of 2009 and an economic rebound in the Asia Pacific region with transaction activity beginning to revive in late 2009. These indicators, as well as the benefit of cost reduction measures implemented in the second half of 2008 and in 2009, led to a significant increase in the estimated fair value of the Company’s reporting units as of October 1, 2010 and 2009 as compared to the estimated fair value at December 31, 2008. In addition, the overall size of our goodwill being tested was sharply reduced as a result of the $1.1 billion impairment charge recorded during the year ended December 31, 2008. This impairment charge included the write-off of goodwill in its entirety in two reporting units that were most severely impacted by the weak economic conditions at that time (i.e. Global Investment Management and Development Services).

If we experience a significant or sustained decline in our future cash flows and/or if the current economic conditions significantly worsen, we may need to perform additional impairment analysis in the future.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets totaled $332.9 million and $322.9 million, net of accumulated amortization of $166.3 million and $138.2 million, as of December 31, 2010 and 2009, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Trademarks	$56,800		$56,800
Trade names	19,826		19,826

	$76,626		$76,626

Amortizable intangible assets
Customer relationships	$230,667	(51,207)	$230,384	(38,270)
Backlog and incentive fees	47,307	(47,307)	47,638	(47,638)
Management contracts	25,706	(24,784)	25,546	(23,653)
Loan servicing rights	87,820	(22,501)	55,294	(14,715)
Other	31,024	(20,496)	25,660	(13,968)

	$422,524	$(166,295)	$384,522	$(138,244)

Total intangible assets	$499,150	$(166,295)	$461,148	$(138,244)

Trademarks of $56.8 million were separately identified as a result of the 2001 Acquisition. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represented the Richard Ellis trade name in the U.K. that was owned by Insignia.

During the year ended December 31, 2008, we determined that two of our intangible assets, $84.0 million representing the Trammell Crow trade name and $6.9 million representing the CBRE Melody trademark, identified as a result of the 2001 Acquisition, were fully impaired. The impairment of the Trammell Crow trade name was driven by the significant capital market turmoil reducing real estate sales volume and values in our Development Services segment in 2008 and causing a significant decline in the estimated future discounted cash flows such that we could not substantiate this trade name having any book value. The impairment of the CBRE Melody trademark was driven by our mortgage brokerage business’s plans to cease use of the Melody trademark and exclusively use the CBRE trademark. The amount of the pre-tax other non-amortizable intangible asset impairment charges included in our statement of operations for the year ended December 31, 2008 was $90.9 million. We did not record any impairment charges related to intangible assets during the years ended December 31, 2010 and 2009. Our remaining trademark and trade name at December 31, 2010 have indefinite useful lives and accordingly are not being amortized.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other amortizable intangible assets mainly represent transition costs as well as other intangible assets acquired as a result of the Trammell Crow Company Acquisition and the Insignia Acquisition. Other intangible assets are being amortized over useful lives of up to 20 years.

Amortization expense related to intangible assets was $23.1 million, $19.6 million and $20.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated annual amortization expense for each of the years ending December 31, 2011 through December 31, 2015 approximates $25.5 million, $23.1 million, $21.8 million, $20.6 million and $19.3 million, respectively.

7. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting and include the following (dollars in thousands):

	December 31,
	2010	2009
Global Investment Management	$81,601	$83,010
Development Services	37,140	31,045
Other	20,232	21,541

	$138,973	$135,596

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2010	2009
Global Investment Management:
Current assets	$1,353,281	$820,523
Non-current assets	7,410,657	7,792,724

Total assets	$8,763,938	$8,613,247

Current liabilities	$1,014,233	$1,661,246
Non-current liabilities	3,857,365	4,529,392

Total liabilities	$4,871,598	$6,190,638
Development Services:
Real estate	$1,931,532	$2,131,633
Other assets	133,532	106,971

Total assets	$2,065,064	$2,238,604

Notes payable on real estate	$1,204,479	$1,374,331
Other liabilities	234,846	218,720

Total liabilities	$1,439,325	$1,593,051
Other:
Current assets	$72,579	$84,233
Non-current assets	42,251	41,455

Total assets	$114,830	$125,688

Current liabilities	$41,152	$52,106
Non-current liabilities	22,879	24,406

Total liabilities	$64,031	$76,512

Non-controlling interest	$154	$2,409

Total:
Assets	$10,943,832	$10,977,539
Liabilities	$6,374,954	$7,860,201
Non-controlling interest	$154	$2,409

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2010	2009	2008
Global Investment Management:
Revenue	$546,721	$639,933	$566,439
Operating (loss) income	$(235,119)	$(845,610)	$36,627
Net loss	$(41,679)	$(1,063,020)	$(617,154)

Development Services:
Revenue	$119,139	$95,004	$57,947
Operating income	$53,184	$31,484	$40,997
Net income	$15,892	$354	$22,595

Other:
Revenue	$158,001	$158,075	$292,064
Operating income (loss)	$20,680	$17,605	$(88,745)
Net income (loss)	$21,291	$18,030	$(10,382)

Total:
Revenue	$823,861	$893,012	$916,450
Operating loss	$(161,255)	$(796,521)	$(11,121)
Net loss	$(4,496)	$(1,044,636)	$(604,941)

During the years ended December 31, 2010, 2009 and 2008, we recorded non-cash write-downs of investments of $11.8 million, $35.7 million and $61.6 million, respectively, within our Global Investment Management and Development Services segments (see Note 4). Additionally, during the year ended December 31, 2008, we recorded $14.7 million of write-downs attributable to declines in market value of our investment in Realty Finance Corporation, a mortgage REIT, in our Americas segment. The fair value measurement utilized for Realty Finance Corporation was the stock price quoted on the New York Stock Exchange, which falls within Level 1 of the fair value hierarchy. All of the write-downs discussed above were included in equity income (loss) from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

During the year ended December 31, 2008, we also recorded a $10.9 million impairment charge on a note receivable related to one of our equity investments in our Development Services segment. Management did not believe that the note would ultimately be collected, based upon the estimated value of the related equity method investment. This estimated value was based upon market comparisons of similar assets, which falls within Level 3 of the fair value hierarchy. This impairment charge was included in operating, administrative and other expenses in the accompanying consolidated statements of operations. We did not record any impairment charges related to this note during the years ended December 31, 2010 or 2009.

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $96.5 million, $83.6 million and $88.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Our Development Services segment has agreements to provide development, property management and brokerage services to certain of our unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. Revenue related to these agreements included in our results for the years ended December 31, 2010, 2009 and 2008 was $3.1 million, $4.1 million and $10.6 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Available For Sale Securities

The following tables are a summary of available for sale securities held by us (dollars in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$17,115	$396	$(53)	$17,458
Corporate debt securities	5,394	182	(39)	5,537
Asset-backed securities	3,320	22	(22)	3,320
Collateralized mortgage obligations	352	3	(3)	352
Other	2,354	39	(4)	2,389

Total debt securities	28,535	642	(121)	29,056
Equity securities	5,626	482	(210)	5,898

Total available for sale securities	$34,161	$1,124	$(331)	$34,954

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$16,637	$257	$(44)	$16,850
Corporate debt securities	4,609	422	(17)	5,014
Asset-backed securities	2,691	252	(35)	2,908
Collateralized mortgage obligations	996	19	(2)	1,013
Other	1,470	99	(1)	1,568

Total debt securities	26,403	1,049	(99)	27,353
Equity securities	4,808	806	(86)	5,528

Total available for sale securities	$31,211	$1,855	$(185)	$32,881

The net carrying value and estimated fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	December 31, 2010
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$3,043	$3,018
Due after one year through five years	13,295	13,648
Due after five years through ten years	6,171	6,329
Asset-backed securities	3,320	3,320
Collateralized mortgage obligations	352	352
Other	2,354	2,389

Total debt securities	$28,535	$29,056

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2008, we recorded a $7.7 million write-down of our investment in New City Residence Investment Corp. due to a decline in market valuation, which is included in other loss in the accompanying consolidated statements of operations. The fair value measurement utilized was the stock price quoted on the Tokyo Stock Exchange, which is included in Level 1 of the fair value hierarchy.

We did not record any significant dividends or interest income related to marketable securities in 2010, 2009 or 2008.

9. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of Topic 360 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets.

Real estate and other assets held for sale and related liabilities were as follows at December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009
Assets:
Real estate held for sale (see Note 10)	$15,399	$7,101
Other current assets	20	8
Property and equipment, net	869	—
Other assets	7	—

Total real estate and other assets held for sale	16,295	7,109

Liabilities:
Notes payable on real estate held for sale (see Note 11)	11,650	1,175
Accounts payable and accrued expenses	370	92
Other current liabilities	28	—
Other liabilities	104	—

Total liabilities related to real estate and other assets held for sale	12,152	1,267

Net real estate and other assets held for sale	$4,143	$5,842

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold or otherwise disposed. Additionally, effective January 1, 2010, we adopted ASU 2009-17 and began consolidating certain variable interest entities that hold investments in real estate (see Note 3). Certain real estate assets secure the outstanding balances of underlying mortgage or construction loans. Our real estate is reported in our Development Services and Global Investment Management segments and consisted of the following (dollars in thousands):

	Land	Buildings and Improvements		Other		Total
	At December 31, 2010
Real estate included in assets held for sale (see Note 9)	$4,382	$8,920		$2,097		$15,399
Real estate under development (non-current)	106,649	—		6,170		112,819
Real estate held for investment	161,778	458,707		5,910		626,395

Total real estate	$272,809	$467,627	(1)	$14,177	(2)	$754,613

	At December 31, 2009
Real estate included in assets held for sale (see Note 9)	$4,738	$2,363		$—		$7,101
Real estate under development (non-current)	123,941	36,223		—		160,164
Real estate held for investment	167,189	331,896		27,084		526,169

Total real estate	$295,868	$370,482	(1)	$27,084	(2)	$693,434

(1)	Net of accumulated depreciation of $37.8 million and $26.7 million at December 31, 2010 and 2009, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $10.1 million and $3.3 million, respectively, at December 31, 2010 and $20.4 million and $5.9 million, respectively, at December 31, 2009. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

During the years ended December 31, 2010 and 2009, we recorded impairment charges of $24.6 million and $28.8 million, respectively, on real estate held for investment within our Development Services segment. Of these amounts, $21.7 million and $24.8 million were attributable to non-controlling interests. In addition, during the years ended December 31, 2010 and 2009, we recorded provisions for loss on real estate held for sale of $2.3 million and $3.9 million, respectively, within our Development Services segment. Of these amounts, $2.1 million and $2.2 million were attributable to non-controlling interests. See Note 4 for additional information.

During the fourth quarter of 2008, commercial real estate fundamentals in the U.S. weakened significantly, impacted by the overall downturn in the economy as evidenced by the decline in the U.S. Gross Domestic Product and a high rate of unemployment. Market fundamentals in the primary product types which we develop/own weakened significantly. The high unemployment rate negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Weak industrial production adversely affected warehouse and distribution markets. The retail sector was negatively affected by declining sales and retailers experiencing financial difficulty. Transactions declined significantly due to illiquidity in the capital markets as many lenders tightened lending standards for commercial real estate. Capitalization rates increased as potential buyers of commercial real estate re-evaluated commercial real estate versus other asset classes available for investment.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time we performed our real estate impairment analyses for the year ended December 31, 2008, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time. In 2008, projects with a combined carrying value of $542.1 million as of December 31, 2008, had indicators of potential impairment and were evaluated for impairment. Through the evaluation process, it was determined that projects with a carrying value of $157.8 million were impaired. As a result, during the year ended December 31, 2008, we recorded impairment charges of $48.7 million to reduce the carrying value of the impaired real estate projects to their estimated fair value, $35.5 million of which were attributable to non-controlling interests.

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

In the third quarter of 2009, we conveyed two real estate projects to their respective lenders in order to satisfy the underlying nonrecourse notes that were in default. In addition, we sold short another property and the

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lender forgave the balance of the related nonrecourse mortgage note. We recorded a net gain of $2.7 million from these transactions, which has been included in gain on disposition of real estate in the accompanying consolidated statements of operations within our Development Services segment for the year ended December 31, 2009 and recorded the following non-cash activity (dollars in thousands):

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the third quarter of 2010, we deeded a consolidated real estate portfolio to the lender, in lieu of foreclosure. The related real estate note payable was nonrecourse to us. As a result of this transaction, we recorded a gain on disposition of real estate of $2.8 million, which has been included in gain on disposition of real estate in the accompanying consolidated statements of operations within our Development Services segment for the year ended December 31, 2010 and the following non-cash activity (dollars in thousands):

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2010, one of our consolidated real estate projects was sold to an affiliate of the project’s lender at a foreclosure auction. The related real estate note payable was nonrecourse to us. As a result of this transaction, we recorded a gain on disposition of real estate of $0.2 million, which has been included in gain on disposition of real estate in the accompanying consolidated statements of operations within our Development Services segment for the year ended December 31, 2010 and the following non-cash activity (dollars in thousands):

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2010, we deeded a consolidated real estate portfolio to the lender in lieu of foreclosure. The related real estate note payable was nonrecourse to us. As a result of this transaction, we recorded a gain on disposition of real estate of $2.3 million, which has been included in gain on disposition of real estate in the accompanying consolidated statements of operations within our Development Services segment for the year ended December 31, 2010 and the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for investment	$(20,206)
Receivables	(777)
Other current assets	(212)
Other assets	(416)

Total assets	(21,611)

Liabilities:
Notes payable on real estate, current	22,653
Accounts payable and accrued expenses	1,211

Total liabilities	$23,864

In the fourth quarter of 2010, we sold a consolidated real estate project to an equity method subsidiary in which we own 5%. The related real estate note payable was assumed by the purchaser. As a result of this transaction, we recorded a gain on disposition of real estate of $1.8 million, which has been included in gain on disposition of real estate in the accompanying consolidated statements of operations within our Development Services segment for the year ended December 31, 2010, a deferred gain of $0.1 million for our ownership in the purchaser, and the following non-cash activity (dollars in thousands):

Debit (Credit)
Assets:
Real estate held for investment	$(24,851)

Liabilities:
Notes payable on real estate, current	26,008
Accounts payable and accrued expenses	639

Total liabilities	$26,647

The estimated costs to complete the two consolidated real estate projects under development or to be developed by us as of December 31, 2010 totaled approximately $18.2 million. At December 31, 2010, we had commitments for the sale of six of our projects.

Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, excluding those reported as discontinued operations, were $88.5 million and $47.0 million, respectively, for the year ended December 31, 2010 and $59.9 million and $34.3 million, respectively, for the year ended December 31, 2009, and were included in the accompanying consolidated statements of operations within our Development Services and Global Investment Management segments.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, we acquired a property in our Global Investment Management segment, which is classified as real estate held for investment in our accompanying consolidated balance sheets as of December 31, 2010 and 2009. We acquired this property for $21.1 million in cash and assumed $55.8 million of debt associated with the property, of which $0.7 million and $0.6 million, respectively, is included in current notes payable on real estate and $54.5 million and $55.2 million, respectively, is included in long-term notes payable on real estate in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. This debt requires monthly principal payments that commenced on February 5, 2010, bears interest at 5.7% and has a maturity date of June 4, 2015.

11. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following at December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009
Current portion of notes payable on real estate	$154,213	$159,921
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 9)	11,650	1,175

Total notes payable on real estate, current portion	165,863	161,096
Notes payable on real estate, non-current portion	461,665	390,181

Total notes payable on real estate	$627,528	$551,277

Notes payable on real estate held for sale are included in liabilities related to real estate and other assets held for sale. Notes payable on real estate under development (current) are included in notes payable on real estate, current. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity dates.

At December 31, 2010 and 2009, $1.4 million and $3.5 million, respectively, of the non-current portion of notes payable on real estate and at December 31, 2010, $2.3 million of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

Principal maturities of notes payable on real estate at December 31, 2010, were as follows (dollars in thousands):

2011	$156,268
2012	260,515
2013	47,137
2014	22,785
2015	105,043
Thereafter	35,780

$627,528

Interest rates on loans outstanding at December 31, 2010 and 2009 ranged from 1.85% to 13.0% and 1.75% to 8.25%, respectively. Generally, only interest is payable on the real estate loans and is usually drawn on the underlying loan with all unpaid principal and interest due at maturity. Capitalized interest for the years ended December 31, 2010 and 2009 totaled $4.0 million and $5.8 million, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2010	2009
Long-Term Debt:
Senior secured term loans, with interest ranging from 2.51% to 6.75%, due from 2010 through 2016	$640,500	$1,683,610
11.625% senior subordinated notes, net of unamortized discount of $12,318 and $13,498 at December 31, 2010 and 2009, respectively, due in 2017	437,682	436,502
6.625% senior notes due in 2020	350,000	—
Other	140	691

Subtotal	1,428,322	2,120,803
Less current maturities of long-term debt	38,086	138,682

Total long-term debt	1,390,236	1,982,121

Short-Term Borrowings:
Warehouse line of credit, with interest at the daily LIBOR plus 2.75% with a LIBOR floor of 0.25%, and a maturity date of December 20, 2011	200,000	—
Warehouse line of credit, with interest at daily Chase-London LIBOR plus 2.50%, and a maturity date of September 28, 2011	153,571	74,122
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.50%, and a maturity date of May 31, 2011	73,383	105,135
Warehouse line of credit, with interest at the daily LIBOR plus 1.35% with a LIBOR floor of 0.35%, and no maturity date	26,881	133,615

Total warehouse lines of credit	453,835	312,872
Revolving credit facility, with interest ranging from 2.43% to 6.95%, maturing through 2015	17,516	21,050
Trammell Crow Company Acquisitions II, L.P. revolving line of credit, with interest at daily British Bankers Association LIBOR plus 0.65%, and repaid in October 2010	—	5,500
Other	16	350

Total short-term borrowings	471,367	339,772
Add current maturities of long-term debt	38,086	138,682

Total current debt	509,453	478,454

Total long-term debt and short-term borrowings	$1,899,689	$2,460,575

Future annual aggregate maturities of total consolidated debt at December 31, 2010 are as follows (dollars in thousands): 2011—$509,453; 2012—$38,041; 2013—$38,013; 2014—$38,000; 2015—$204,250 and $1,071,932 thereafter.

Since 2001, we have maintained a credit agreement with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On March 24, 2009, we entered into a second amendment and restatement to our credit agreement with a syndicate of banks led by CS, as administrative and collateral agent, amending and restating our amended and restated credit agreement dated December 20, 2006. On August 24, 2009, we entered into a loan modification agreement to our credit agreement,

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which included the conversion of $41.9 million of amounts outstanding under our revolving credit facility to term loans. On both February 5, 2010 and March 29, 2010, we entered into additional loan modification agreements to our credit agreement to further extend debt maturities and amortization schedules. On November 10, 2010, we entered into a new credit agreement (Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, which completely replaced our previous credit agreement.

As of December 31, 2010, our Credit Agreement includes the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments beginning December 31, 2010 and continuing through September 30, 2015, with the balance payable on November 10, 2015, (3) a $300.0 million tranche B term loan facility requiring quarterly principal payments beginning December 31, 2010 and continuing through September 30, 2016, with the balance payable on November 10, 2016; and (4) an accordion provision which provides the ability to borrow an additional $800.0 million, which can be further expanded, subject to the satisfaction of customary conditions. During the year ended December 31, 2010, we repaid $1.7 billion of our senior secured term loans under our previous credit agreement. In addition, we also made required principal payments of $9.5 million in December 2010 relative to senior secured term loans under our current Credit Agreement.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of December 31, 2010 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2010 and 2009, we had $17.5 million and $21.1 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.5% and 5.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2010, letters of credit totaling $20.0 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of December 31, 2010 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), and for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%. As of December 31, 2010, we had $341.3 million of tranche A term loan facility principal outstanding and $299.2 million of tranche B term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets. As of December 31, 2009, we had $326.3 million of tranche A term loan facility principal outstanding, $48.6 million of tranche A-1 term loan facility principal outstanding, $203.2 million of tranche A-2 term loan facility principal outstanding, $167.5 million of tranche A-3 term loan facility principal outstanding, $642.8 million of tranche B term loan facility principal outstanding and $295.2 million of tranche B-1 term loan facility principal outstanding, which are also included in the accompanying consolidated balance sheets.

The Credit Agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock of our U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries. Also, the Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the accompanying consolidated balance sheets was $350.0 million at December 31, 2010.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $437.7 million and $436.5 million at December 31, 2010 and 2009, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest expense was 8.16x for the year ended December 31, 2010 and our leverage ratio of total debt less available cash to EBITDA was 0.94x as of December 31, 2010.

We had short-term borrowings of $471.4 million and $339.8 million with related average interest rates of 2.8% and 2.4% as of December 31, 2010 and 2009, respectively.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of December 31, 2010, provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 1, 2011. As of December 31, 2010 and 2009, there were no amounts outstanding under this revolving credit note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and as of December 31, 2010, provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2011. As of December 31, 2010 and 2009, there were no amounts outstanding under this revolving note.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and as of December 31, 2010, provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2011. As of December 31, 2010 and 2009, there were no amounts outstanding under this facility.

On April 19, 2010, we entered into a Receivables Purchase Agreement (RPA) which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $55.0 million. Borrowings under this arrangement generally bear interest at the commercial paper rate plus 2.75% and this agreement expires on April 18, 2011. As of December 31, 2010, there were no amounts outstanding under this agreement.

Our wholly-owned subsidiary CBRE Capital Markets has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan), BofA, TD Bank, N.A. (TD Bank) and Kemps Landing Capital Company, LLC (Kemps Landing) for the purpose of funding mortgage loans that will be resold and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. Effective October 12, 2010 through January 10, 2011, the warehouse line of credit was temporarily increased from $210.0 million to $250.0 million. Effective November 22, 2010 through February 1, 2011, the warehouse line of credit was temporarily increased further from $250.0 million to $300.0 million. This agreement has been amended several times and as of December 31, 2010, provides for a $300.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.50% and has a maturity date of September 28, 2011.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2010, provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.50% with a maturity date of May 31, 2011.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. This agreement provides for a $75.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.00% with a maturity date of December 31, 2011.

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing providing CBRE Capital Markets with the ability to fund Freddie Mac multi-family loans. Under the agreement, the maximum outstanding balance cannot exceed $200.0 million, outstanding borrowings bear interest at LIBOR plus 2.75% with a LIBOR floor of 0.25% and the agreement expires on December 20, 2011.

During the year ended December 31, 2010, we had a maximum of $453.8 million of warehouse lines of credit principal outstanding. As of December 31, 2010 and 2009, we had $453.8 million and $312.9 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Non-cash activity totaling $141.0 million and $102.4 million, increased the warehouse lines of credit during the years ended December 31, 2010 and 2009, respectively, and non-cash activity totaling $45.3 million reduced the warehouse lines of credit during the year ended December 31, 2008. Additionally, we had $485.4 million and $315.0 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2010 and 2009, respectively, and which are also included in the accompanying consolidated balance sheets. Non-cash activity totaling $141.0 million and $102.4 million, increased the warehouse receivables during the years ended December 31, 2010 and 2009, respectively, and non-cash activity totaling $45.3 million reduced the warehouse receivables during the year ended December 31, 2008.

On July 31, 2006, CBRE Capital Markets entered into a revolving credit note with JP Morgan for the purpose of purchasing qualified investment securities, which include but are not limited to U.S. Treasury and Agency securities. This agreement was amended several times and provided for a $25.0 million revolving credit note, bore interest at 0.50% and had a maturity date of January 28, 2011. Effective September 29, 2010, this agreement was terminated. As of December 31, 2009, there were no amounts outstanding under this revolving credit note.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 30, 2007, Trammell Crow Company Acquisitions II, L.P. (Acquisitions II), a consolidated limited partnership within our Development Services segment, entered into a $100.0 million revolving credit agreement (WestLB Credit Agreement) with WestLB AG, as administrative agent for a lender group. In April 2010, Acquisitions II opted to reduce the amount available under the WestLB Credit Agreement to $20.0 million and in October 2010, repaid the outstanding balance and the credit agreement expired. Borrowings under this credit agreement were used to fund investments in real estate prior to receipt of capital contributions from Acquisitions II investors and permanent project financing, and were limited to a portion of unfunded capital commitments of certain Acquisitions II investors. Borrowings under this agreement bore interest at the daily British Bankers Association LIBOR plus 0.65%. Borrowings under the line were nonrecourse to us and were secured by the capital commitments of the investors in Acquisitions II. As of December 31, 2009, there was $5.5 million outstanding under the WestLB Credit Agreement included in short-term borrowings in the accompanying consolidated balance sheets.

13. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any liability imposed on us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

We have concluded our previously disclosed internal investigation relating to activities by some of our employees in certain of our offices in China that raised issues with respect to the U.S. Foreign Corrupt Practices Act. The U.S. Department of Justice and the U.S. Securities and Exchange Commission have also closed their review of such matters without any action.

Our leases generally relate to office space that we occupy, have varying terms and expire through 2030. The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2010 (dollars in thousands):

Operating leases
2011	$159,704
2012	132,589
2013	113,259
2014	100,091
2015	85,043
Thereafter	364,381

Total minimum payment required	$955,067

Total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $13.5 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Minimum rentals	$189,190	$180,378	$208,359
Less sublease rentals	(184)	(444)	(229)

	$189,006	$179,934	$208,130

We had outstanding letters of credit totaling $22.6 million as of December 31, 2010, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the normal course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through December 2011.

We had guarantees totaling $10.8 million as of December 31, 2010, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet as well as operating leases. The $10.8 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013.

In addition, as of December 31, 2010, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the normal course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $2.1 billion at December 31, 2010. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $435.3 million at December 31, 2010. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2010 and 2009, CBRE MCI had $2.2 million and $1.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $4.0 million and $2.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $169.0 million at December 31, 2010.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of December 31, 2010, we had aggregate commitments of $11.5 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2010, we had committed to fund $22.0 million of additional capital to these unconsolidated subsidiaries.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Employee Benefit Plans

Stock Incentive Plans

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of December 31, 2010, outstanding stock options granted under the 2001 stock incentive plan to acquire 3,517,947 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92. As of December 31, 2009, all options granted under this plan were fully vested and exercisable. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the 2001 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

As of December 31, 2010, 3,118,533 shares were subject to options issued under our 2004 stock incentive plan and 5,183,250 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during the years ended December 31, 2010, 2009 and 2008 have exercise prices in the ranges of $14.88 to $16.48, $8.09 to $11.45 and $13.29 to $22.00, respectively, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant. All options that have been granted under the 2004 stock incentive plan have a term of five or seven years from the date of grant.

A summary of the status of our outstanding stock options is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,566,895	$9.38
Exercised	(941,896)	4.27
Granted	1,694,340	13.41
Forfeited	(518,043)	17.29
Expired	(52,703)	19.01

Outstanding at December 31, 2008	12,748,593	$9.91
Exercised	(2,665,568)	5.79
Granted (1)	605,066	10.61
Canceled/Forfeited (2)	(2,851,880)	20.66
Expired	(248,293)	15.27

Outstanding at December 31, 2009	7,587,918	$7.04
Exercised	(898,650)	2.67
Granted	29,326	15.68
Forfeited	(32,848)	14.23
Expired	(49,266)	18.55

Outstanding at December 31, 2010	6,636,480	$7.55

Vested and expected to vest at December 31, 2010 (3)	6,544,555	$7.55

Exercisable at December 31, 2010	5,534,143	$6.53

(1)	Includes 103,361 shares granted in connection with the Exchange Offer.
(2)	Includes 2,599,307 shares canceled in connection with the Exchange Offer.
(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

We estimate the fair value of our options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total estimated grant date fair value of stock options that vested during the year ended December 31, 2010 was $3.5 million. The weighted average fair value of options granted by us was $10.40, $6.63 and $6.58 for the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Risk-free interest rate	2.31%	2.51%	3.02%
Expected volatility	75.37%	75.18%	51.97%
Expected life	6 years	6 years	5 years

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

Options outstanding at December 31, 2010 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	3,517,947	2.1	$1.92		3,517,947	$1.92
$6.33 – $8.44	184,027	4.5	7.84		82,807	7.44
$11.10 – $16.48	2,848,057	3.7	13.91		1,856,557	14.41
$22.00 – $25.67	47,836	3.3	23.35		44,804	23.45
$27.19 – $37.43	38,613	3.6	30.11		32,028	30.71

	6,636,480	2.9	$7.55	$86,321,051	5,534,143	$6.53	$77,639,612

At December 31, 2010, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $86.3 million and 2.9 years, respectively.

Total compensation expense related to stock options was $3.7 million, $7.4 million and $11.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, total unrecognized

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated compensation cost related to non-vested stock options was approximately $6.3 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $14.5 million, $11.4 million and $12.4 million, respectively. We recorded cash received from stock option exercises of $2.4 million, $15.4 million and $4.0 million and related tax benefit of $5.4 million, $1.6 million and $4.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

Non-Vested Stock Awards

We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the years ended December 31, 2010, 2009 and 2008, we granted non-vested stock awards of 1,196,720 shares, 6,711,288 shares and 2,371,987 shares, respectively, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant. We also granted 759,992, 54,344 and 529,907 of non-vested stock units to certain of our employees during the years ended December 31, 2010, 2009 and 2008, respectively. These non-vested stock units primarily vest in 2015 and 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares /Units	Weighted Average Market Value Per Share
Balance at December 31, 2007	2,493,581	$26.52
Granted	2,901,894	14.40
Vested	(504,736)	24.83
Forfeited	(252,196)	21.49

Balance at December 31, 2008	4,638,543	$19.39
Granted (1)	6,765,632	10.98
Vested	(1,077,906)	19.29
Forfeited	(116,824)	19.96

Balance at December 31, 2009	10,209,445	$13.82
Granted	1,956,712	16.87
Vested	(2,557,721)	13.98
Forfeited	(339,528)	14.45

Balance at December 31, 2010	9,268,908	$14.40

(1)	Includes 819,672 shares granted in connection with the Exchange Offer.

Total compensation expense related to non-vested stock awards was $43.1 million, $30.5 million and $18.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $106.6 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $135.0 million, $60.6 million and $66.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan. Our CB Richard Ellis 401(k) Plan (401(k) Plan) is a defined contribution profit sharing plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code. Most of our non-union U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the Internal Revenue Code, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a Company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Effective January 1, 2007, all participants hired post January 1, 2007 vest in company match contributions 20% per year for each plan year they work 1,000 hours. All participants hired before January 1, 2007 are immediately vested in company match contributions. For 2008, we contributed a 50% match on the first 3% of annual compensation (up to $150,000 of compensation) deferred by each participant. Effective January 1, 2009, the company match was suspended. However, we will be making a partial retroactive match for 2010 401(k) participants who were employed at December 31, 2010, which is included in the $2.7 million expense for the year ended December 31, 2010. In connection with the 401(k) Plan, we charged to expense $2.7 million, $0.7 million and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2010, approximately 1.1 million shares of our common stock were held as investments by participants in our 401(k) Plan.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2010	2009
Change in benefit obligation
Benefit obligation at beginning of period	$304,912	$205,315
Interest cost	16,113	14,285
Actuarial (gain) loss	(5,951)	67,028
Benefits paid	(7,465)	(6,345)
Foreign currency translation	(11,032)	24,629

Benefit obligation at end of period	$296,577	$304,912

Change in plan assets
Fair value of plan asset at beginning of period	$239,967	$185,513
Actuarial return on plan assets	29,018	36,250
Company contributions	3,543	3,504
Benefits paid	(7,465)	(6,345)
Foreign currency translation	(8,493)	21,045

Fair value of plan assets at end of period	$256,570	$239,967

Funded status	$(40,007)	$(64,945)

Amounts recognized in the statement of financial position consist of:
Non-current liabilities	$(40,007)	$(64,945)

The accumulated benefit obligation for our defined benefit pension plans was $296.6 million and $304.9 million at December 31, 2010 and 2009, respectively.

Items not yet recognized as a component of net periodic pension cost were as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009
Unamortized actuarial loss	$69,116	$93,869

Accumulated other comprehensive loss	$69,116	$93,869

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2011 is $1.3 million.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost (benefit) and other amounts recognized in other comprehensive (income) loss consisted of the following (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Net Periodic Cost (Benefit)
Interest cost	$16,113	$14,285	$17,208
Expected return on plan assets	(14,975)	(12,422)	(19,045)
Amortization of unrecognized net loss	2,200	1,042	604

Net periodic pension cost (benefit)	$3,338	$2,905	$(1,233)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$(24,753)	$44,435	$13,434
Amortization of prior service cost	—	—	2,757
Post-measurement date contributions	—	—	(17,348)

Total recognized in other comprehensive (income) loss	(24,753)	44,435	(1,157)

Total recognized in net periodic cost (benefit) and other comprehensive (income) loss	$(21,415)	$47,340	$(2,390)

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2010	2009
Discount rate	5.47%	5.60%
Expected return on plan assets	6.78%	6.92%

Weighted average assumptions used to determine our net periodic pension cost (benefit) were as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate	5.48%	5.60%	6.60%
Expected return on plan assets	6.86%	6.95%	6.72%

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

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2010 is based on 67.7% of the portfolio being invested in equities yielding a 7.5% return and 21.4% of assets being primarily invested in corporate and government debt securities yielding a 5.0% return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension plan weighted average asset allocations by asset category were as follows:

Asset Category	Target Allocation 2010	Plan Assets at December 31,
		2010	2009
Equity securities	45% – 79%	67.7%	63.8%
Debt securities	13% – 30%	21.4%	31.9%
Other	8% – 24%	10.9%	4.3%

Total		100.0%	100.0%

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

The fair value of our pension assets are comprised of the following (dollars in thousands):

		Fair Value Measured and Recorded Using:
As of December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$1,343	$1,343	$—	$—
Equity securities (a)	173,849	—	173,849	—
Fixed income securities (a)	54,789	—	54,789	—
Other types of investments (b)	26,589	—	16,789	9,800

Total	$256,570	$1,343	$245,427	$9,800

As of December 31, 2009
Asset Category
Cash	$1,640	$1,640	$—	$—
Equity securities (a)	153,081	—	153,081	—
Fixed income securities (a)	76,585	—	76,585	—
Other types of investments (b)	8,661	—	—	8,661

Total	$239,967	$1,640	$229,666	$8,661

(a)	The assets in this category represent investments in foreign equity and bond funds. Generally, these assets are valued using bid-market valuations provided by the funds’ investment managers.
(b)	The assets in this category include investments in a liability driven investment fund and investments in commercial real estate. The liability driven investment fund is a single priced fund and the fair value of the underlying assets are priced by the fund’s custodian based on observable market data and therefore categorized as Level 2 in the fair value hierarchy. The investments in commercial real estate include investments in a pooled property fund and a property unit trust that invest in commercial real estate properties in the U.K. The fair values for these investments are based on inputs obtained from broker quotes that are indicative of value and cannot be corroborated by observable market data and therefore are categorized as Level 3 in the fair value hierarchy.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our pension assets measured and recorded using significant unobservable inputs is as follows (dollars in thousands):

Real Estate Funds
Beginning balance at December 31, 2008	$7,639
Actuarial return on plan assets	184
Foreign currency translation	838

Ending balance at December 31, 2009	8,661
Actuarial return on plan assets	(369)
Foreign currency translation	1,508

Ending balance at December 31, 2010	$9,800

We expect to contribute $3.6 million to our pension plans in 2011. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2011	$6,574
2012	6,718
2013	7,944
2014	7,678
2015	8,995
2016-2020	53,242

Total	$91,151

We also have defined contribution plans for employees in the U.K. Our contributions to these plans were approximately $7.3 million, $8.6 million and $7.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

15. Income Taxes

The components of income (loss) from continuing operations before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$71,447	$(117,039)	$(1,005,163)
Foreign	200,610	116,394	(20,516)

	$272,057	$(645)	$(1,025,679)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal:
Current	$98,396	$(116,382)	$(18,114)
Deferred	(41,616)	107,878	3,535

	56,780	(8,504)	(14,579)
State:
Current	5,555	759	(4,543)
Deferred	2,719	5,968	15,583

	8,274	6,727	11,040
Foreign:
Current	68,919	26,581	55,340
Deferred	(3,605)	2,189	(991)

	65,314	28,770	54,349

	$130,368	$26,993	$50,810

The following is a reconciliation stated as a percentage of pre-tax income (loss) of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2010	2009	2008
Federal statutory tax rate	35%	35%	35%
Non-controlling interests	6	(3,309)	(2)
Non-deductible expenses	3	(926)	—
Change in valuation allowance	2	(1,962)	(2)
State taxes, net of federal benefit	2	(234)	(1)
Reserves for uncertain tax positions	1	964	—
Credits and exemptions	(2)	1,051	1
Foreign rate differential	(1)	234	—
Effect of non-deductible impairment charges	—	—	(34)
Effect of life insurance contract gains and losses	—	—	(2)
Other	2	(38)	—

Effective tax rate	48%	(4,185%)	(5%)

During the years ended December 31, 2010, 2009 and 2008, respectively, we recorded a $5.6 million, $3.5 million and $4.7 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $5.4 million, $1.6 million and $4.3 million was charged directly to additional paid-in capital within the equity section of the accompanying consolidated balance sheets in 2010, 2009 and 2008, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative tax effects of temporary differences are shown below at December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009
Asset (Liability)
Property and equipment	$3,845	$(4,120)
Bad debt and other reserves	49,500	46,559
Capitalized costs and intangibles	(132,877)	(108,145)
Bonus	120,297	63,470
Investments	4,071	5,710
NOL and state tax credits	52,456	57,196
Unconsolidated affiliates	56,309	33,215
Pension obligation	13,578	21,701
All other	(3,446)	5,321

Net deferred tax assets before valuation allowance	163,733	120,907
Valuation allowance	(41,109)	(42,182)

Net deferred tax assets	$122,624	$78,725

As of December 31, 2010, we had U.S. federal net operating losses (NOLs) of approximately $4.1 million, translating to a deferred tax asset before valuation allowance of $1.4 million, which will begin to expire in 2023. As of December 31, 2010, there were also deferred tax assets of approximately $17.0 million related to state NOLs as well as $32.4 million related to foreign NOLs. The state NOLs begin to expire in 2011, and the foreign NOLs begin to expire in 2013. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

Management determined that as of December 31, 2010, $41.1 million of deferred tax assets do not satisfy the recognition criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2010, our valuation allowances decreased by approximately $1.1 million. This was primarily the result of establishing valuation allowances of $4.9 million related to foreign net operating losses and other foreign assets, $0.6 million related to state net operating losses and $2.5 million related to other state assets. These increases were more than offset by decreases of $3.6 million related to foreign net operating loss adjustments, $2.9 million related to the reversal of valuation allowances on assets disposed of and $2.6 million related to the utilization of foreign net operating losses. Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of the deferred tax assets recorded net of these valuation allowances.

Presently, we have not recorded a deferred tax liability for undistributed earnings of subsidiaries located outside of the U.S. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time, we do not have any plans to repatriate income from our foreign subsidiaries, however, to the extent that we are able to repatriate such earnings in a tax free manner, or in the event of a change in our capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested, aggregated approximately $990.7 million at December 31, 2010. The determination of the tax liability upon repatriation is not practicable.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of gross unrecognized tax benefits was approximately $77.2 million and $69.2 million as of December 31, 2010 and 2009, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $39.1 million ($37.9 million, net of federal benefit received from state positions) and $36.8 million ($34.9 million, net of federal benefit received from state positions) as of December 31, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance, unrecognized tax benefits	$(69,187)	$(74,084)
Gross increases—tax positions in prior period	(5,169)	(3,425)
Gross decreases—tax positions in prior period	371	11,194
Gross increases—current-period tax positions	(5,094)	(5,148)
Decreases relating to settlements	1,274	1,625
Reductions as a result of a lapse of statute of limitations	—	1,900
Foreign exchange movement	628	(1,249)

Ending balance, unrecognized tax benefits	$(77,177)	$(69,187)

We currently anticipate a decrease of $1.1 million to unrecognized tax benefits during the next 12 months due to expiration of the statute of limitations relative to several immaterial items.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2010, 2009 and 2008, we accrued an additional $2.9 million, $2.8 million and $3.4 million, respectively, in interest associated with uncertain tax positions. As of December 31, 2010 and 2009, we have recognized a liability for interest and penalties of $23.7 million ($19.5 million, net of related federal benefit received from interest expense) and $22.5 million ($19.1 million, net of related federal benefit received from interest expense), respectively.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and multiple state, local and foreign jurisdictions. We are no longer subject to U.S. federal Internal Revenue Service audits for years prior to 2005. With limited exception, our significant state and foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 2003.

16. Stockholders’ Equity

On June 4, 2009, we filed a Certificate of Amendment to our Restated Certificate of Incorporation that increased the total number of shares of Class A common stock that we are authorized to issue from 325,000,000 to 525,000,000, with $0.01 par value per share. Holders of our Class A common stock are entitled to one vote per share on all matters on which our stockholders are entitled to vote. Holders of our Class A common stock are entitled to receive ratable dividends if and when declared from time to time by our board of directors out of funds legally available for that purpose, after payment of dividends required to be paid on any outstanding preferred stock. Our Credit Agreement governing our revolving credit facility and senior secured term loan facilities imposes restrictions on our ability to declare dividends with respect to our Class A common stock.

Our board of directors is authorized, subject to any limitations imposed by law, without the approval of our stockholders, to issue a total of 25,000,000 shares of preferred stock, in one or more series, with each such series

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

17. Earnings (Loss) Per Share Information

The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Year Ended December 31,
	2010	2009	2008
Computation of basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$200,345	$33,341	$(1,012,066)
Weighted average shares outstanding for basic income (loss) per share	313,873,439	277,361,783	210,539,032

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.64	$0.12	$(4.81)

Computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$200,345	$33,341	$(1,012,066)
Weighted average shares outstanding for diluted income (loss) per share	313,873,439	277,361,783	210,539,032
Dilutive effect of stock options	2,613,345	2,302,046	—
Dilutive effect of contingently issuable shares	2,530,103	331,252	—

Weighted average shares outstanding for diluted income (loss) per share	319,016,887	279,995,081	210,539,032

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.63	$0.12	$(4.81)

For the years ended December 31, 2010 and 2009, options to purchase 115,775 shares and 3,037,573 shares, respectively, of common stock and 112,865 and 1,919,083, respectively, of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. Had we reported net income for the year ended December 31, 2008, options to purchase 9,247,579 shares of common stock would have been included in the computation of diluted earnings per share, while options to purchase 3,501,014 shares of common stock would have been excluded from the computation of

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

diluted earnings per share as their inclusion would have had an anti-dilutive effect. Additionally, had we reported net income for the year ended December 31, 2008, 4,028,886 of contingently issuable shares would have been included in the computation of diluted earnings per share, while 609,657 of contingently issuable shares would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect.

18. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.5 billion and $1.3 billion at December 31, 2010 and 2009, respectively.

19. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. We did not report any discontinued operations for the year ended December 31, 2009. Real estate operations and dispositions accounted for as discontinued operations for the years ended December 31, 2010 and 2008 were reported in our Development Services segment as follows (dollars in thousands):

	Year Ended December 31,
	2010	2008
Revenue	$3,862	$1,251
Costs and expenses:
Operating, administrative and other	5,004	659
Depreciation and amortization	581	92

Total costs and expenses	5,585	751
Gain on disposition of real estate	22,952	32,816

Operating income	21,229	33,316
Interest income	1	124
Interest expense	1,555	649

Income from discontinued operations, before provision for income taxes	19,675	32,791
Provision for income taxes	5,355	6,043

Income from discontinued operations, net of income taxes	14,320	26,748
Less: Income from discontinued operations attributable to non-controlling interests	5,441	16,523

Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	$8,879	$10,225

20. Industry Segments

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada and selected parts of Latin America. The primary services offered consist of the following: real estate services, mortgage loan origination and servicing, valuation services, asset services and corporate services.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue
Americas	$3,217,543	$2,594,127	$3,209,820
EMEA	936,581	818,136	1,080,725
Asia Pacific	669,897	524,308	558,183
Global Investment Management	215,631	141,445	161,200
Development Services	75,664	87,804	118,889

	$5,115,316	$4,165,820	$5,128,817

Depreciation and amortization
Americas	$60,663	$56,883	$59,871
EMEA	9,519	11,158	13,272
Asia Pacific	8,419	8,726	9,079
Global Investment Management	13,968	4,901	4,182
Development Services	15,812	17,805	16,413

	$108,381	$99,473	$102,817

Equity income (loss) from unconsolidated subsidiaries
Americas	$11,708	$8,305	$(6,443)
EMEA	848	838	1,665
Asia Pacific	(3)	(231)	12
Global Investment Management	(8,039)	(27,548)	(43,337)
Development Services	22,047	(15,459)	(32,027)

	$26,561	$(34,095)	$(80,130)

EBITDA
Americas	$389,991	$248,238	$345,243
EMEA	89,407	66,545	105,474
Asia Pacific	70,857	53,900	48,357
Global Investment Management	48,556	4,112	(7,615)
Development Services	48,656	(716)	(34,438)

	$647,467	$372,079	$457,021

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net interest expense, write-off of financing costs and goodwill and other non-amortizable intangible asset impairment have been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Americas
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$105,452	$4,121	$(660,394)
Add:
Depreciation and amortization	60,663	56,883	59,871
Goodwill and other non-amortizable intangible asset impairment	—	—	805,190
Interest expense	160,685	157,619	129,716
Write-off of financing costs	18,148	29,255	—
Royalty and management service income	(24,363)	(19,280)	(23,444)
Provision for income taxes	73,944	23,705	40,988
Less:
Interest income	4,538	4,065	6,684

EBITDA	$389,991	$248,238	$345,243

EMEA
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$53,314	$33,341	$(85,565)
Add:
Depreciation and amortization	9,519	11,158	13,272
Goodwill impairment	—	—	138,631
Interest expense	263	1,172	3,964
Royalty and management service expense	12,390	13,401	14,147
Provision for income taxes	27,080	7,861	24,686
Less:
Interest income	13,159	388	3,661

EBITDA	$89,407	$66,545	$105,474

Asia Pacific
Net income attributable to CB Richard Ellis Group, Inc.	$30,189	$29,131	$10,334
Add:
Depreciation and amortization	8,419	8,726	9,079
Interest expense	2,119	2,979	5,446
Royalty and management service expense	11,179	4,969	8,087
Provision for income taxes	21,158	8,625	16,262
Less:
Interest income	2,207	530	851

EBITDA	$70,857	$53,900	$48,357

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2010	2009	2008
Global Investment Management
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$9,062	$(7,518)	$(60,536)
Add:
Depreciation and amortization	13,968	4,901	4,182
Goodwill impairment	—	—	44,922
Interest expense	22,247	4,289	2,495
Royalty and management service expense	794	910	1,210
Provision for income taxes	2,731	2,031	1,124
Less:
Interest income	246	501	1,012

EBITDA	$48,556	$4,112	$(7,615)

Development Services
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$2,328	$(25,734)	$(215,905)
Add:
Depreciation and amortization (1)	16,393	17,805	16,505
Goodwill and other non-amortizable intangible asset impairment	—	—	170,663
Interest expense (2)	19,224	23,087	26,184
Provision for (benefit of) income taxes (3)	10,810	(15,229)	(26,207)
Less:
Interest income (4)	99	645	5,678

EBITDA (5)	$48,656	$(716)	$(34,438)

(1)	Includes depreciation and amortization related to discontinued operations of $0.6 million and $0.1 million for the years ended December 31, 2010 and 2008, respectively.
(2)	Includes interest expense related to discontinued operations of $1.6 million and $0.6 million for the years ended December 31, 2010 and 2008, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $5.4 million and $6.0 million for the years ended December 31, 2010 and 2008, respectively.
(4)	Includes interest income related to discontinued operations of $0.1 million for the year ended December 31, 2008.
(5)	Includes EBITDA related to discontinued operations of $16.4 million and $16.9 million for the years ended December 31, 2010 and 2008, respectively.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Capital expenditures
Americas	$49,382	$17,868	$28,811
EMEA	7,366	3,825	9,522
Asia Pacific	8,240	2,805	9,563
Global Investment Management	3,295	3,502	3,264
Development Services	181	200	311

	$68,464	$28,200	$51,471

	December 31,
	2010	2009
	(Dollars in thousands)
Identifiable assets
Americas	$2,337,183	$2,186,777
EMEA	749,159	746,275
Asia Pacific	372,068	297,577
Global Investment Management	500,023	250,433
Development Services	533,937	738,062
Corporate	629,198	820,282

	$5,121,568	$5,039,406

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents and net deferred tax assets.

	December 31,
	2010	2009
	(Dollars in thousands)
Investments in unconsolidated subsidiaries
Americas	$19,221	$20,323
EMEA	998	1,203
Asia Pacific	13	15
Global Investment Management	81,601	83,010
Development Services	37,140	31,045

	$138,973	$135,596

Geographic Information:

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Revenue
U.S.	$3,084,293	$2,533,371	$3,110,043
U.K.	444,721	392,319	521,074
All other countries	1,586,302	1,240,130	1,497,700

	$5,115,316	$4,165,820	$5,128,817

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2010	2009
	(Dollars in thousands)
Long-lived assets
U.S.	$119,113	$108,261
U.K.	18,391	18,314
All other countries	50,893	52,400

	$188,397	$178,975

The long-lived assets shown in the table above are comprised of net property and equipment.

21. Related Party Transactions

Included in prepaid expenses, other current assets and other long-term assets, net in the accompanying consolidated balance sheets are loans to related parties, primarily employees, of $48.6 million and $59.4 million as of December 31, 2010 and 2009, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 9.75% per annum and mature on various dates through 2016.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bob Sulentic, an executive officer, has committed to invest a minimum of $0.8 million in Trammell Crow Company Acquisitions I, L.P., and Acquisitions II (through pooled co-investment vehicles organized for the investment of certain employees). As of December 31, 2010, Mr. Sulentic had funded $0.7 million of his commitment in these investments. These funds are closed-end real estate investment funds managed and sponsored by our subsidiary, Trammell Crow Company. These investments have been approved by our board of directors, including all of the disinterested members.

22. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2010 and 2009; condensed consolidating statements of operations for the years ended December 31, 2010, 2009 and 2008; and condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008, of (a) CB Richard Ellis Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and inter-company balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$223,845	$96,862	$185,863	$—	$506,574
Restricted cash	—	4,830	16,086	31,341	—	52,257
Receivables, net	—	—	364,634	575,533	—	940,167
Warehouse receivables (a)	—	—	485,433	—	—	485,433
Income taxes receivable	16,581	28,957	—	3,915	(49,453)	—
Prepaid expenses	—	—	40,653	56,298	—	96,951
Deferred tax assets, net	—	—	92,205	20,099	—	112,304
Real estate and other assets held for sale	—	—	558	15,737	—	16,295
Available for sale securities	—	—	3,018	—	—	3,018
Other current assets	—	—	28,383	19,488	—	47,871

Total Current Assets	16,585	257,632	1,127,832	908,274	(49,453)	2,260,870
Property and equipment, net	—	—	118,425	69,972	—	188,397
Goodwill	—	—	803,075	520,726	—	1,323,801
Other intangible assets, net	—	—	304,639	28,216	—	332,855
Investments in unconsolidated subsidiaries	—	—	82,593	56,380	—	138,973
Investments in consolidated subsidiaries	1,132,091	856,753	1,042,686	—	(3,031,530)	—
Intercompany loan receivable	—	1,434,571	635,000	177,302	(2,246,873)	—
Deferred tax assets, net	—	—	—	40,185	(29,865)	10,320
Real estate under development	—	—	—	112,819	—	112,819
Real estate held for investment	—	—	4,214	622,181	—	626,395
Available for sale securities	—	—	31,936	—	—	31,936
Other assets, net	—	31,274	22,985	40,943	—	95,202

Total Assets	$1,148,676	$2,580.230	$4,173,385	$2,576,998	$(5,357,721)	$5,121,568

Current Liabilities:
Accounts payable and accrued expenses	$—	$9,211	$138,613	$297,513	$—	$445,337
Compensation and employee benefits payable	—	626	204,034	141,879	—	346,539
Accrued bonus and profit sharing	—	—	235,694	219,829	—	455,523
Income taxes payable	—	—	67,851	—	(49,453)	18,398
Short-term borrowings:
Warehouse lines of credit (a)	—	—	453,835	—	—	453,835
Revolving credit facility	—	10,120	—	7,396	—	17,516
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,120	453,851	7,396	—	471,367
Current maturities of long-term debt	—	38,000	—	86	—	38,086
Notes payable on real estate	—	—	—	154,213	—	154,213
Liabilities related to real estate and other assets held for sale	—	—	86	12,066	—	12,152
Other current liabilities	—	—	12,621	2,532	—	15,153

Total Current Liabilities	—	57,957	1,112,750	835,514	(49,453)	1,956,768
Long-Term Debt:
Senior secured term loans	—	602,500	—	—	—	602,500
11.625% senior subordinated notes, net	—	437,682	—	—	—	437,682
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	54	—	54
Intercompany loan payable	240,461	—	2,006,412	—	(2,246,873)	—

Total Long-Term Debt	240,461	1,390,182	2,006,412	54	(2,246,873)	1,390,236
Deferred tax liabilities, net	—	—	29,865	—	(29,865)	—
Pension liability	—	—	—	40,007	—	40,007
Non-current tax liabilities	—	—	78,306	—	—	78,306
Notes payable on real estate	—	—	—	461,665	—	461,665
Other liabilities	—	—	89,299	39,492	—	128,791

Total Liabilities	240,461	1,448,139	3,316,632	1,376,732	(2,326,191)	4,055,773
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	908,215	1,132,091	856,753	1,042,686	(3,031,530)	908,215
Non-controlling interests	—	—	—	157,580	—	157,580

Total Equity	908,215	1,132,091	856,753	1,200,266	(3,031,530)	1,065,795

Total Liabilities and Equity	$1,148,676	$2,580,230	$4,173,385	$2,576,998	$(5,357,721)	$5,121,568

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Kemps Landing, JP Morgan, BofA and Fannie Mae ASAP lines of credit are pledged to Kemps Landing, JP Morgan, BofA and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$242,586	$283,251	$215,716	$—	$741,557
Restricted cash	—	—	13,786	33,011	—	46,797
Receivables, net	—	2	297,717	478,210	—	775,929
Warehouse receivables (a)	—	—	315,033	—	—	315,033
Income taxes receivable	14,062	171,549	—	23,046	(45,625)	163,032
Prepaid expenses	—	—	44,148	55,161	—	99,309
Deferred tax assets, net	—	—	54,183	21,147	—	75,330
Real estate and other assets held for sale	—	—	—	7,109	—	7,109
Available for sale securities	—	—	865	—	—	865
Other current assets	—	4,660	25,371	11,733	—	41,764

Total Current Assets	14,066	418,797	1,034,354	845,133	(45,625)	2,266,725
Property and equipment, net	—	—	106,488	72,487	—	178,975
Goodwill	—	—	797,142	509,230	—	1,306,372
Other intangible assets, net	—	—	293,886	29,018	—	322,904
Investments in unconsolidated subsidiaries	—	—	68,144	67,452	—	135,596
Investments in consolidated subsidiaries	811,588	2,535,355	903,699	—	(4,250,642)	—
Intercompany loan receivable	—	—	635,000	47,271	(682,271)	—
Deferred tax assets, net	—	—	—	34,162	(30,767)	3,395
Real estate under development	—	—	—	160,164	—	160,164
Real estate held for investment	—	—	4,680	521,489	—	526,169
Available for sale securities	—	—	31,796	220	—	32,016
Other assets, net	—	25,914	40,671	40,505	—	107,090

Total Assets	$825,654	$2,980,066	$3,915,860	$2,327,131	$(5,009,305)	$5,039,406

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,905	$126,319	$326,286	$—	$458,510
Compensation and employee benefits payable	—	626	118,310	121,600	—	240,536
Accrued bonus and profit sharing	—	—	128,133	150,311	—	278,444
Income taxes payable	—	—	45,625	—	(45,625)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	312,872	—	—	312,872
Revolving credit facility	—	10,501	—	10,549	—	21,050
Other	—	—	350	5,500	—	5,850

Total short-term borrowings	—	10,501	313,222	16,049	—	339,772
Current maturities of long-term debt	—	138,120	232	330	—	138,682
Notes payable on real estate	—	—	—	159,921	—	159,921
Liabilities related to real estate and other assets held for sale	—	—	—	1,267	—	1,267
Other current liabilities	1,190	—	8,946	1,773	—	11,909

Total Current Liabilities	1,190	155,152	740,787	777,537	(45,625)	1,629,041
Long-Term Debt:
Senior secured term loans	—	1,545,490	—	—	—	1,545,490
11.625% senior subordinated notes, net	—	436,502	—	—	—	436,502
Other long-term debt	—	—	—	129	—	129
Intercompany loan payable	195,342	31,334	455,595	—	(682,271)	—

Total Long-Term Debt	195,342	2,013,326	455,595	129	(682,271)	1,982,121
Deferred tax liabilities, net	—	—	30,767	—	(30,767)	—
Pension liability	—	—	—	64,945	—	64,945
Non-current tax liabilities	—	—	73,462	—	—	73,462
Notes payable on real estate	—	—	—	390,181	—	390,181
Other liabilities	—	—	79,894	35,467	—	115,361

Total Liabilities	196,532	2,168,478	1,380,505	1,268,259	(758,663)	4,255,111
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	629,122	811,588	2,535,355	903,699	(4,250,642)	629,122
Non-controlling interests	—	—	—	155,173	—	155,173

Total Equity	629,122	811,588	2,535,355	1,058,872	(4,250,642)	784,295

Total Liabilities and Equity	$825,654	$2,980,066	$3,915,860	$2,327,131	$(5,009,305)	$5,039,406

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Fannie Mae ASAP, BofA and JP Morgan lines of credit are pledged to Fannie Mae, BofA and JP Morgan, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,995,186	$2,120,130	$—	$5,115,316
Costs and expenses:
Cost of services	—	—	1,798,753	1,161,417	—	2,960,170
Operating, administrative and other	44,826	4,462	829,027	729,367	—	1,607,682
Depreciation and amortization	—	—	58,744	49,637	—	108,381

Total costs and expenses	44,826	4,462	2,686,524	1,940,421	—	4,676,233
Gain on disposition of real estate	—	—	3,381	3,915	—	7,296

Operating (loss) income	(44,826)	(4,462)	312,043	183,624	—	446,379
Equity income (loss) from unconsolidated subsidiaries	—	—	29,453	(2,892)	—	26,561
Interest income	—	92,935	2,243	17,052	(103,814)	8,416
Interest expense	—	148,610	105,490	40,865	(103,814)	191,151
Write-off of financing costs	—	18,148	—	—	—	18,148
Royalty and management service (income) expense	—	—	(28,485)	28,485	—	—
Income from consolidated subsidiaries	228,590	277,918	124,349	—	(630,857)	—

Income from continuing operations before (benefit of) provision for income taxes	183,764	199,633	391,083	128,434	(630,857)	272,057
(Benefit of) provision for income taxes	(16,581)	(28,957)	113,165	62,741	—	130,368

Net income from continuing operations	200,345	228,590	277,918	65,693	(630,857)	141,689
Income from discontinued operations, net of income taxes	—	—	—	14,320	—	14,320

Net income	200,345	228,590	277,918	80,013	(630,857)	156,009
Less: Net loss attributable to non-controlling interests	—	—	—	(44,336)	—	(44,336)

Net income attributable to CB Richard Ellis Group, Inc.	$200,345	$228,590	$277,918	$124,349	$(630,857)	$200,345

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,472,685	$1,693,135	$—	$4,165,820
Costs and expenses:
Cost of services	—	—	1,519,705	928,180	—	2,447,885
Operating, administrative and other	35,437	6,938	714,558	626,646	—	1,383,579
Depreciation and amortization	—	—	54,806	44,667	—	99,473

Total costs and expenses	35,437	6,938	2,289,069	1,599,493	—	3,930,937
Gain on disposition of real estate	—	—	—	6,959	—	6,959

Operating (loss) income	(35,437)	(6,938)	183,616	100,601	—	241,842
Equity loss from unconsolidated subsidiaries	—	—	(21,249)	(12,846)	—	(34,095)
Other income	—	3,880	—	—	—	3,880
Interest income	—	48	4,665	3,067	(1,651)	6,129
Interest expense	—	158,964	1,041	30,792	(1,651)	189,146
Write-off of financing costs	—	29,255	—	—	—	29,255
Royalty and management service (income) expense	—	—	(22,340)	22,340	—	—
Income from consolidated subsidiaries	54,717	170,756	71,876	—	(297,349)	—

Income before (benefit of) provision for income taxes	19,280	(20,473)	260,207	37,690	(297,349)	(645)
(Benefit of) provision for income taxes	(14,061)	(75,190)	89,451	26,793	—	26,993

Net income	33,341	54,717	170,756	10,897	(297,349)	(27,638)
Less: Net loss attributable to non-controlling interests	—	—	—	(60,979)	—	(60,979)

Net income attributable to CB Richard Ellis Group, Inc.	$33,341	$54,717	$170,756	$71,876	$(297,349)	$33,341

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$3,060,127	$2,068,690	$—	$5,128,817
Costs and expenses:
Cost of services	—	—	1,820,243	1,106,478	—	2,926,721
Operating, administrative and other	27,507	4,116	905,936	809,523	—	1,747,082
Depreciation and amortization	—	—	55,870	46,947	—	102,817
Goodwill and other non-amortizable intangible asset impairment	—	—	1,012,449	146,957	—	1,159,406

Total costs and expenses	27,507	4,116	3,794,498	2,109,905	—	5,936,026
Gain on disposition of real estate	—	—	1,331	17,409	—	18,740

Operating loss	(27,507)	(4,116)	(733,040)	(23,806)	—	(788,469)
Equity loss from unconsolidated subsidiaries	—	—	(44,597)	(35,533)	—	(80,130)
Other loss	—	—	—	(7,686)	—	(7,686)
Interest income	2	2,254	10,392	8,884	(3,770)	17,762
Interest expense	382	133,005	3,323	34,216	(3,770)	167,156
Royalty and management service (income) expense	—	—	(27,919)	27,919	—	—
Loss from consolidated subsidiaries	(995,325)	(890,329)	(92,890)	—	1,978,544	—

Loss from continuing operations before (benefit of) provision for income taxes	(1,023,212)	(1,025,196)	(835,539)	(120,276)	1,978,544	(1,025,679)
(Benefit of) provision for income taxes	(11,146)	(29,871)	54,790	37,037	—	50,810

Net loss from continuing operations	(1,012,066)	(995,325)	(890,329)	(157,313)	1,978,544	(1,076,489)
Income from discontinued operations, net of income taxes	—	—	—	26,748	—	26,748

Net loss	(1,012,066)	(995,325)	(890,329)	(130,565)	1,978,544	(1,049,741)
Less: Net loss attributable to non-controlling interests	—	—	—	(37,675)	—	(37,675)

Net loss attributable to CB Richard Ellis Group, Inc.	$(1,012,066)	$(995,325)	$(890,329)	$(92,890)	$1,978,544	$(1,012,066)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$18,844	$129,388	$264,826	$203,529	$616,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(49,300)	(19,164)	(68,464)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(2,340)	(68,050)	(70,390)
Contributions to unconsolidated subsidiaries	—	—	(32,915)	(4,595)	(37,510)
Distributions from unconsolidated subsidiaries	—	—	21,164	1,679	22,843
Net proceeds from disposition of real estate held for investment	—	—	—	76,504	76,504
Additions to real estate held for investment	—	—	—	(16,551)	(16,551)
Proceeds from the sale of servicing rights and other assets	—	—	27,179	1,765	28,944
Decrease (increase) in restricted cash	—	—	7,783	(3,736)	4,047
Other investing activities, net	—	—	(1,926)	—	(1,926)

Net cash used in investing activities	—	—	(30,355)	(32,148)	(62,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	650,000	—	—	650,000
Repayment of senior secured term loan	—	(1,693,110)	—	—	(1,693,110)
Proceeds from revolving credit facility	—	83,337	—	23,422	106,759
Repayment of revolving credit facility	—	(83,501)	—	(27,156)	(110,657)
Proceeds from 6.625% senior notes	—	350,000	—	—	350,000
Proceeds from notes payable on real estate held for investment	—	—	—	20,631	20,631
Repayment of notes payable on real estate held for investment	—	—	—	(81,906)	(81,906)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,671	3,671
Repayment of notes payable on real estate held for sale and under development	—	—	—	(14,341)	(14,341)
Repayment of short-term borrowings and other loans, net	—	—	(548)	(5,500)	(6,048)
Proceeds from exercise of stock options	2,401	—	—	—	2,401
Incremental tax benefit from stock options exercised	5,380	—	—	—	5,380
Non-controlling interests contributions	—	—	—	29,172	29,172
Non-controlling interests distributions	—	—	—	(11,406)	(11,406)
Payment of financing costs	—	(33,329)	—	(1,101)	(34,430)
(Increase) decrease in intercompany receivables, net	(26,625)	578,474	(420,312)	(131,537)	—
Other financing activities, net	—	—	—	(338)	(338)

Net cash used in financing activities	(18,844)	(148,129)	(420,860)	(196,389)	(784,222)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(4,845)	(4,845)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(18,741)	(186,389)	(29,853)	(234,983)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	242,586	283,251	215,716	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$223,845	$96,862	$185,863	$506,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$134,719	$5	$34,686	$169,410

Income tax (refunds) payments, net	$(11,214)	$(108,132)	$57,102	$50,745	$(11,499)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$13,633	$(131,264)	$263,164	$68,112	$213,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(18,181)	(10,019)	(28,200)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(5,762)	(24,908)	(30,670)
Contributions to unconsolidated subsidiaries	—	—	(9,475)	(37,927)	(47,402)
Distributions from unconsolidated subsidiaries	—	—	8,208	1,024	9,232
Net proceeds from disposition of real estate held for investment	—	—	—	3,408	3,408
Additions to real estate held for investment	—	—	—	(26,656)	(26,656)
Proceeds from the sale of servicing rights and other assets	—	—	11,901	382	12,283
Increase in restricted cash	—	—	(2,474)	(8,069)	(10,543)
Other investing activities, net	—	—	(814)	—	(814)

Net cash used in investing activities	—	—	(16,597)	(102,765)	(119,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(432,000)	—	—	(432,000)
Proceeds from revolving credit facility	—	793,049	—	7,879	800,928
Repayment of revolving credit facility	—	(741,646)	—	(31,075)	(772,721)
Proceeds from 11.625% senior subordinated notes, net	—	435,928	—	—	435,928
Proceeds from notes payable on real estate held for investment	—	—	—	16,690	16,690
Repayment of notes payable on real estate held for investment	—	—	—	(7,185)	(7,185)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	63,040	63,040
Repayment of notes payable on real estate held for sale and under development	—	—	—	(46,642)	(46,642)
Repayment of short-term borrowings and other loans, net	—	—	(1,703)	(2,607)	(4,310)
Proceeds from issuance of common stock, net	440,173	—	—	—	440,173
Proceeds from exercise of stock options	15,443	—	—	—	15,443
Incremental tax benefit from stock options exercised	1,586	—	—	—	1,586
Non-controlling interests contributions	—	—	—	21,348	21,348
Non-controlling interests distributions	—	—	—	(13,496)	(13,496)
Payment of financing costs	—	(38,269)	—	(1,133)	(39,402)
(Increase) decrease in intercompany receivables, net	(469,700)	349,585	28,920	91,195	—
Other financing activities, net	(1,135)	—	—	(1,477)	(2,612)

Net cash (used in) provided by financing activities	(13,633)	366,647	27,217	96,537	476,768
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	11,683	11,683

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	235,383	273,784	73,567	582,734
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	7,203	9,467	142,149	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$242,586	$283,251	$215,716	$741,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$149,565	$98	$18,914	$168,577

Income tax (refunds) payments, net	$(2,126)	$(9,221)	$(60,967)	$23,959	$(48,355)

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$11,615	$(83,799)	$(28,504)	$(29,685)	$(130,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(28,160)	(23,311)	(51,471)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(35,336)	(204,590)	(239,926)
Contributions to unconsolidated subsidiaries	—	—	(28,723)	(27,627)	(56,350)
Distributions from unconsolidated subsidiaries	—	—	21,647	3,797	25,444
Additions to real estate held for investment	—	—	—	(128,487)	(128,487)
Proceeds from the sale of servicing rights and other assets	—	—	28,662	494	29,156
(Increase) decrease in restricted cash	—	—	(1,218)	7,191	5,973
Other investing activities, net	—	120	(3,468)	—	(3,348)

Net cash provided by (used in) investing activities	—	120	(46,596)	(372,533)	(419,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	300,000	—	—	300,000
Repayment of senior secured term loans	—	(13,250)	—	—	(13,250)
Proceeds from revolving credit facility	—	1,915,860	—	108,902	2,024,762
Repayment of revolving credit facility	—	(2,109,860)	—	(98,785)	(2,208,645)
Proceeds from notes payable on real estate held for investment	—	—	—	115,676	115,676
Repayment of notes payable on real estate held for investment	—	—	—	(16,427)	(16,427)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	144,296	144,296
Repayment of notes payable on real estate held for sale and under development	—	—	—	(142,222)	(142,222)
Repayment of short-term borrowings and other loans, net	—	—	(9,304)	(35,259)	(44,563)
Proceeds from issuance of common stock, net	206,700	—	—	—	206,700
Proceeds from exercise of stock options	4,026	—	—	—	4,026
Incremental tax benefit from stock options exercised	4,294	—	—	—	4,294
Non-controlling interests contributions	—	—	—	48,533	48,533
Non-controlling interests distributions	—	—	—	(37,646)	(37,646)
Payment of financing costs	—	(6,226)	—	(4,667)	(10,893)
(Increase) decrease in intercompany receivables, net	(227,829)	(14,090)	106,078	135,841	—
Other financing activities, net	1,195	—	—	(1,877)	(682)

Net cash (used in) provided by financing activities	(11,614)	72,434	96,774	216,365	373,959
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(8,628)	(8,628)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(11,245)	21,674	(194,481)	(184,051)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3	18,448	(12,207)	336,630	342,874

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$7,203	$9,467	$142,149	$158,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$126,051	$934	$21,841	$148,826

Income tax payments, net	$—	$—	$92,931	$104,422	$197,353

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Subsequent Events

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions include substantially all of the ING Real Estate Investment Management operations in Europe and Asia, as well as Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively, ING REIM). The ING REIM operations being acquired are expected to become part of our Global Investment Management segment (which is conducted through our indirect wholly-owned subsidiary CBRE Investors), which will continue to be an independently operated business segment upon completion of the acquisitions. We also expect to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. In addition, we expect to incur transaction costs relating to the acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. The acquisitions are expected to close in the second half of 2011 and are subject to approval by certain stakeholders, including regulatory agencies in the U.S., Europe and Asia. We plan to finance the acquisitions with cash on hand and borrowings under our Credit Agreement.

CB RICHARD ELLIS GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010
	(Dollars in thousands, except share data)
Revenue	$1,651,296	$1,266,218	$1,171,919	$1,025,883
Operating income	$172,933	$130,579	$97,179	$45,688
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$95,144	$57,038	$54,790	$(6,627)
Basic EPS (1)	$0.30	$0.18	$0.17	$(0.02)
Weighted average shares outstanding for basic EPS (1)	315,879,460	313,791,661	312,910,934	312,879,640
Diluted EPS (1)	$0.30	$0.18	$0.17	$(0.02)
Weighted average shares outstanding for diluted EPS (1)	321,208,613	319,353,359	318,425,227	312,879,640

	Three Months Ended December 31, 2009	Three Months Ended September 30, 2009	Three Months Ended June 30, 2009	Three Months Ended March 31, 2009
	(Dollars in thousands, except share data)
Revenue	$1,296,499	$1,023,205	$955,667	$890,449
Operating income	$140,445	$56,994	$38,924	$5,479
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$64,290	$12,377	$(6,637)	$(36,689)
Basic EPS (1)	$0.22	$0.04	$(0.02)	$(0.14)
Weighted average shares outstanding for basic EPS (1)	298,570,778	282,732,848	265,683,366	261,999,151
Diluted EPS (1)	$0.21	$0.04	$(0.02)	$(0.14)
Weighted average shares outstanding for diluted EPS (1)	301,799,194	285,923,601	265,683,366	261,999,151

(1)	EPS is defined as earnings (loss) per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Information About the Board”, “Corporate Governance”, “Executive Officers” and “Stock Ownership” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information contained under the headings “Information About the Board”, “Corporate Governance” and “Executive Compensation” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Corporate Governance”, “Executive Compensation” and “Related Party Transactions” and in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Corporate Governance—Principal Accountant Fees and Services” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 61.

2.	Financial Statement Schedules

See Schedule II on page 140.

See Schedule III beginning on page 141.

3.	Exhibits

See Exhibit Index beginning on page 148 hereof.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2007	$34,748
Charges to expense	32,735
Acquired through acquisitions	69
Write-offs, payments and other	(11,249)

Balance, December 31, 2008	$56,303
Charges to expense	9,226
Write-offs, payments and other	(24,132)

Balance, December 31, 2009	$41,397
Charges to expense	4,661
Write-offs, payments and other	(12,786)

Balance, December 31, 2010	$33,272

See accompanying report of independent registered public accounting firm.

CB RICHARD ELLIS GROUP, INC.

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2010					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total, (A), (B), (C)	Accumulated Depreciation (A), (D)
REAL ESTATE HELD FOR SALE
Hotel
Oceanside Inn, Jekyll Island, GA	$—	$—	$—	$3,877	$(1,796)	$7	$—	$2,074	$2,081	$—	—	1958	2009
Industrial
Baker Industrial, Memphis, TN	1,002	498	641	269	(265)	448	695	—	1,143	—	—	1972	2007
SC Industrial, Memphis, TN	4,690	3,506	317	666	1,253	3,275	2,444	23	5,742	—	—	1969	2007
Land
Memphis Land, Memphis, TN	—	103	99	—	(25)	94	83	—	177	—	—	N/A	2008
TCDFW LCT, Irving, TX	—	3,452	—	—	(2,894)	558	—	—	558	—	—	N/A	2006
Medical Office
Ballenger Crow Development, Flint, MI	5,958	—	2,861	—	2,837	—	5,698	—	5,698	—	—	2006	2006
REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Land
150 Beachview, Jekyll Island, GA	—	—	—	2,900	(464)	80	—	2,356	2,436	—	—	N/A	2009
301 Ocean, Santa Monica, CA	10,800	50,396	—	—	(21,577)	28,819	—	—	28,819	—	—	N/A	2007
Branford, Los Angeles, CA	13,945	19,105	—	—	7,634	26,739	—	—	26,739	—	—	N/A	2007
Buccaneer, Jekyll Island, GA	—	—	—	9,600	(5,714)	72	—	3,814	3,886	—	—	N/A	2009
Timbercreek, Dallas, TX	46,002	33,865	—	—	17,075	50,940	—	—	50,940	—	—	N/A	2006
REAL ESTATE HELD FOR INVESTMENT
Industrial
Bellbrook Industrial, Memphis, TN	16,633	9,642	1,627	3,657	5,000	9,716	9,933	277	19,926	(1,119)	39	1975	2007
Brampton, Brampton, ON	—	2,473	—	—	966	3,370	69	—	3,439	(5)	39	2006	2006
Hobby, Oklahoma City, OK	5,911	1,339	6,591	—	913	1,420	7,423	—	8,843	(762)	39	1975	2008

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2010					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total, (A), (B), (C)	Accumulated Depreciation (A), (D)
Jasco, Oklahoma City, OK	$5,381	$497	$5,797	$—	$(239)	$401	$5,654	$—	$6,055	$(676)	39	1983	2008
MROTC, Oklahoma City, OK	9,869	3,223	3,347	—	3,165	4,276	4,927	532	9,735	(1,785)	39	2006	2006
MROTC Steel Hangers, Oklahoma City, OK	13,628	—	2,470	740	10,274	—	13,484	—	13,484	(2,173)	39	2008	2006
615 N. 48th Street, Phoenix, AZ	55,229	14,550	62,123	518	546	14,550	62,427	760	77,737	(5,310)	39	2005	2008
Land
ADC II, Oklahoma City, OK	560	558	—	—	352	910	—	—	910	—	—	N/A	2006
Arrowood, Charlotte, NC	—	321	—	—	(321)	—	—	—	—	—	—	N/A	2006
Ballpark Way, Houston, TX	5,380	8,218	—	—	(712)	7,506	—	—	7,506	—	—	N/A	2006
CG Sunland, Phoenix, AZ	—	1,472	—	—	174	1,646	—	—	1,646	—	—	N/A	2006
Greenhill, Tulsa, OK	2,193	1,347	—	—	2,086	3,433	—	—	3,433	—	—	N/A	2006
High Street Glennwilde, Maricopa, AZ	—	1,394	—	—	52	1,446	—	—	1,446	—	—	N/A	2008
Lakeline Retail, Cedar Park, TX	—	5	—	—	—	5	—	—	5	—	—	N/A	2006
NCC Consortium, Reston, VA	—	145	—	—	72	217	—	—	217	—	—	N/A	2006
Oak Park, Houston, TX	—	669	—	—	248	917	—	—	917	—	—	N/A	2007
SA Crossroads II, San Antonio, TX	—	2,131	—	—	(1,530)	601	—	—	601	—	—	N/A	2006
Saracen, Waltham, MA	2,002	5,330	—	—	(1,830)	3,500	—	—	3,500	—	—	N/A	2007
Saracen Building 4, Waltham, MA	91	234	—	—	3	237	—	—	237	—	—	N/A	2007
Sierra Corporate Center, Reno, NV	—	2,056	—	—	(998)	1,058	—	—	1,058	—	—	N/A	2006
TCEP, Austin, TX	—	1,456	—	—	32	1,488	—	—	1,488	—	—	N/A	2008
Multi-family/Residential
Midtown Heights (E)	30,978	6,340	26,910	—	—	6,340	26,910	—	33,250	(1,068)	30	2004	2010
Tranquility Lake (E)	17,720	3,510	17,490	—	—	3,510	17,490	—	21,000	(692)	30	2003	2010
Heritage at Lakeside (E)	19,298	1,720	20,060	—	—	1,720	20,060	—	21,780	(782)	30	2001	2010
Houston Apartments Portfolio (E)	60,374	8,890	65,860	—	—	8,890	65,860	—	74,750	(2,580)	30	2004	2010
Signature Ridge (E)	33,263	4,115	32,885	—	—	4,115	32,885	—	37,000	(1,289)	30	2003	2010
Bristol Place (E)	19,125	4,350	14,550	—	135	4,350	14,685	—	19,035	(581)	30	1998	2010
The View at Encino Commons (E)	19,375	2,510	16,465	—	250	2,510	16,715	—	19,225	(652)	30	2002	2010

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2010					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total, (A), (B), (C)	Accumulated Depreciation (A), (D)
San Miguel (E)	$23,003	$2,145	$23,205	$—	$216	$2,145	$23,421	$—	$25,566	$(913)	30	2004	2010
Mixed-Use (Multi-family/Retail)
Frisco Fairways, Frisco, TX	21,516	4,011	—	—	24,405	4,212	24,204	—	28,416	(961)	30	2009	2008
Office
814 Commerce, Oak Brook, IL	21,456	4,784	8,217	—	2,420	3,299	12,122	—	15,421	(1,054)	39	1972	2007
898 Sepulveda, El Segundo, CA	18,615	6,986	13,209	3,122	(1,623)	7,548	13,373	773	21,694	(1,386)	39	1978	2006
Bixel, Los Angeles, CA	2,225	3,565	256	—	138	3,703	256	—	3,959	(8)	39	N/A	2008
Bixel Building 1, Los Angeles, CA	3,171	5,168	366	58	210	5,373	387	42	5,802	(13)	39	1967	2008
Bixel Building 2, Los Angeles, CA	5,174	8,371	597	398	(260)	8,207	639	260	9,106	(21)	39	1955	2008
Cascade Station Office II, Portland, OR	7,441	1,233	282	—	7,357	1,887	6,985	—	8,872	(899)	39	2008	2006
Meriden—530 Preston Avenue, Meriden, Ct	6,508	1,079	4,837	1,292	(10)	1,080	5,312	806	7,198	(803)	39	1986	2008
Meriden—538 Preston Avenue, Meriden, Ct	4,492	1,194	4,271	698	562	1,194	5,305	226	6,725	(748)	39	1989	2008
Park South, Charlotte, NC	10,347	2,155	10,111	556	(1,531)	1,783	9,484	24	11,291	(1,253)	39	1980	2007
Saracen Building 1, Waltham, MA	18,404	4,510	288	—	17,531	6,724	15,605	—	22,329	(774)	39	2010	2007
Saracen Building 2, Waltham, MA	1,127	1,722	1,000	173	(34)	1,722	1,032	107	2,861	(284)	39	1959	2007
Saracen Building 3, Waltham, MA	10,989	8,745	11,625	4,019	(314)	8,814	13,168	2,093	24,075	(2,047)	39	1959	2007
South Executive, Charlotte, NC	18,518	1,690	12,195	532	6,860	1,693	19,581	3	21,277	(2,923)	39	1973	2007
Warwick, West Warwick, RI	16,518	3,420	17,482	1,361	(4,250)	2,752	15,261	—	18,013	(1,931)	39	1973	2007
Retail
Atascocita Commons II, Humble, TX	7,842	2,834	—	—	5,842	3,969	4,707	—	8,676	(215)	39	2009	2006
Bellbrook Retail, Memphis, TN	1,045	899	411	85	434	905	917	7	1,829	(150)	39	1975	2007
Centre Point Commons, Bradenton, FL	20,180	7,484	13,223	—	4,386	7,819	17,274	—	25,093	(1,619)	39	2007	2006

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2010					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total, (A), (B), (C)	Accumulated Depreciation (A), (D)
Fairway Centre, Pasadena, TX	9,550	3,061	1,797	—	2,927	3,003	4,782	—	7,785	(341)	39	2008	2006

Total	$627,528	$274,476	$403,465	$34,521	$79,968	$276,996	$501,257	$14,177	$792,430	$(37,817)

(A)	Includes costs and depreciation subsequent to December 20, 2006, the date we acquired Trammell Crow Company.
(B)	The aggregate cost for Federal Income Tax purposes is $871.3 million.
(C)	Reflects writedowns for impairments of real estate and provisions for loss on real estate held for sale totaling $65.2 million on assets we own at December 31, 2010. These charges were recorded in 2008, 2009 and 2010, as a result of capital market turmoil and weakening real estate fundamentals in the United States.
(D)	Land, real estate under development and real estate held for sale are not depreciated.
(E)	In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” We adopted this ASU effective January 1, 2010 and as a result, we began consolidating certain variable interest entities (eight commercial properties) that were not previously consolidated by us. See Note 3 of the Notes to Consolidated Financial Statements.

CB RICHARD ELLIS GROUP, INC.

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010 AND 2009

(Dollars in thousands)

Changes in real estate investments and accumulated depreciation for the year ended December 31 were as follows:

	2010	2009
Real estate investments:
Balance at beginning of year	$720,180	$804,597
Additions and improvements	29,626	33,804
Adoption of ASU 2009-17	251,005	—
Dispositions	(177,789)	(80,245)
Other adjustments (1)	(30,592)	(37,976)

Balance at end of year	$792,430	$720,180

Accumulated depreciation:
Balance at beginning of year	($26,746)	($14,624)
Depreciation expense	(21,617)	(14,334)
Dispositions	10,546	2,212

Balance at end of year	($37,817)	($26,746)

(1)	Includes impairment charges and amortization of lease intangibles and tenant origination costs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

By:	/S/ BRETT WHITE
Brett White Chief Executive Officer

Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 1, 2011

/S/ GIL BOROK Gil Borok	Chief Financial Officer (principal financial officer)	March 1, 2011

/S/ CURTIS F. FEENY Curtis F. Feeny	Director	March 1, 2011

/S/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 1, 2011

/S/ ARLIN GAFFNER Arlin Gaffner	Chief Accounting Officer (principal accounting officer)	March 1, 2011

/S/ MICHAEL KANTOR Michael Kantor	Director	March 1, 2011

/S/ FREDERIC V. MALEK Frederic V. Malek	Director	March 1, 2011

/S/ JANE J. SU Jane J. Su	Director	March 1, 2011

/S/ LAURA D. TYSON Laura D. Tyson	Director	March 1, 2011

/S/ BRETT WHITE Brett White	Director and Chief Executive Officer (principal executive officer)	March 1, 2011

Signature	Title	Date

/S/ GARY L. WILSON Gary L. Wilson	Director	March 1, 2011

/S/ RAY WIRTA Ray Wirta	Director	March 1, 2011

EXHIBIT INDEX

Exhibit		Description
2.1

Share Purchase Agreement, dated as of February 15, 2011, by and among Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (CRES Share Purchase Agreement) (incorporated by reference to Exhibit 2.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on February 18, 2011)

2.2

Share Purchase Agreement, dated as of February 15, 2011, by and among Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (PERE Share Purchase Agreement) (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on February 18, 2011)

3.1		Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 (incorporated by reference to Exhibit 3.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

3.2		Amended and Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 5, 2008)

4.1		Form of Class A common stock certificate of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.2	(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.2	(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.3	(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)

Exhibit		Description

4.3	(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)

4.4		Form of Exchange Note (included in Exhibit 4.3(a))

4.5		Registration Rights Agreement, dated June 15, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)

4.6	(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on October 12, 2010)

4.6	(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on November 17, 2010)

4.7		Form of Exchange Note (included in Exhibit 4.6(a))

4.8		Registration Rights Agreement, dated October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto, and Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on October 12, 2010)

10.1	(a)	Second Amended and Restated Credit Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1(a) of the CB Richard Ellis Group, Inc. Form 10-Q filed with the SEC on August 9, 2010)

10.1	(b)	Amendment No. 1, dated as of August 6, 2009, to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 12, 2009)

10.1	(c)	Loan Modification Agreement, dated as of August 24, 2009, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 28, 2009)

10.1	(d)	Loan Modification Agreement, dated as of February 5, 2010, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on February 10, 2010)

Exhibit		Description

10.1	(e)	Loan Modification Agreement, dated as of March 29, 2010, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on April 2, 2010)

10.1	(f)	Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.1(b) of the CB Richard Ellis Group, Inc. Form 10-Q filed with the SEC on August 9, 2010)

10.1	(g)	Form of Supplement, between certain new U.S. subsidiaries from time-to-time and Credit Suisse, as collateral agent, to the Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)

10.1	(h)	Form of Supplement between certain non-U.S. subsidiaries of CB Richard Ellis Group, Inc. (as contemplated by Section 5.09(b) of the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse AG, as administrative agent and collateral agent) and Credit Suisse AG, as collateral agent, to the Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on February 10, 2010)

10.2		Credit Agreement, dated as of November 10, 2010, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on November 17, 2010)

10.3		Guarantee and Pledge Agreement, dated as of November 10, 2010, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on November 17, 2010)

10.4		CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003) +

10.5	(a)	Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated June 2, 2008 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 6, 2008) +

10.5	(b)	Amendment No. 1 to the Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated December 3, 2008 (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009) +

10.6	(a)	CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003) +

10.6	(b)	Amendment to CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, dated March 31, 2006 (incorporated by reference to Exhibit 10.5(b) of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006) +

Exhibit	Description

10.7(a)	CB Richard Ellis Services, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.11 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003) +

10.7(b)	CB Richard Ellis Deferred Compensation Plan effective as of August 1, 2004 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Registration Statement on Form S-8 filed with the SEC (No. 333-119362) on September 29, 2004) +

10.7(c)	Amendment, dated as of November 18, 2005, to CB Richard Ellis Deferred Compensation Plan (incorporated by reference to Exhibit 10.12(b) of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 16, 2006) +

10.7(d)	Amended and Restated CB Richard Ellis Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 18, 2008) +

10.7(e)	Amendment No. 2 to the CB Richard Ellis Pre August 1, 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 18, 2008) +

10.7(f)	Merger and Amendment of CB Richard Ellis Deferred Compensation Plans, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.5(f) of the CB Richard Ellis Group, Inc. Form 10-K filed with the SEC on March 1, 2010) +

10.8	Executive Bonus Plan, amended and restated as of March 19, 2007 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007) +

10.9	Executive Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007) +

10.10	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 8, 2009) +

10.11	Special Retention Award Restricted Stock Unit Agreement, dated March 4, 2010 between CB Richard Ellis Group, Inc. and Brett White (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on March 8, 2010) +

10.12	Employment Agreement, dated November 21, 2008, between Gil Borok and CB Richard Ellis, Inc. (incorporated by reference to Exhibit 10.16 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 2, 2009) +

11	Statement concerning Computation of Per Share Earnings (filed as Note 17 of the Consolidated Financial Statements)

12	Computation of Ratio of Earnings to Fixed Charges*

21	Subsidiaries of CB Richard Ellis Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

Exhibit	Description

32	Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

+	Denotes a management contract or compensatory plan or arrangement
*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.