Form 10-Q
period 2011-03-31
CB RICHARD ELLIS GROUP INC
filed 2011-05-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

The number of shares of Class A common stock outstanding at April 29, 2011 was 324,987,355.

FORM 10-Q

March 31, 2011

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$427,645	$506,574
Restricted cash	46,533	52,257
Receivables, less allowance for doubtful accounts of $35,098 and $33,272 at March 31, 2011 and December 31, 2010, respectively	889,076	940,167
Warehouse receivables	285,673	485,433
Income taxes receivable	26,912	—
Prepaid expenses	95,523	96,951
Deferred tax assets, net	120,545	112,304
Real estate under development	27,324	—
Real estate and other assets held for sale	6,255	16,295
Other current assets	43,547	50,889

Total Current Assets	1,969,033	2,260,870
Property and equipment, net	193,367	188,397
Goodwill	1,342,850	1,323,801
Other intangible assets, net of accumulated amortization of $174,621 and $166,295 at March 31, 2011 and December 31, 2010, respectively	331,758	332,855
Investments in unconsolidated subsidiaries	146,799	138,973
Deferred tax assets, net	1,014	10,320
Real estate under development	87,845	112,819
Real estate held for investment	572,250	626,395
Available for sale securities	33,081	31,936
Other assets, net	114,901	95,202

Total Assets	$4,792,898	$5,121,568

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$429,526	$445,337
Compensation and employee benefits payable	342,716	346,539
Accrued bonus and profit sharing	271,700	455,523
Income taxes payable	—	18,398
Short-term borrowings:
Warehouse lines of credit	277,676	453,835
Revolving credit facility	60,690	17,516
Other	16	16

Total short-term borrowings	338,382	471,367
Current maturities of long-term debt	38,055	38,086
Notes payable on real estate	138,635	154,213
Liabilities related to real estate and other assets held for sale	5,833	12,152
Other current liabilities	16,756	15,153

Total Current Liabilities	1,581,603	1,956,768
Long-Term Debt:
Senior secured term loans	593,000	602,500
11.625% senior subordinated notes, net of unamortized discount of $11,999 and $12,318 at March 31, 2011 and December 31, 2010, respectively	438,001	437,682
6.625% senior notes	350,000	350,000
Other long-term debt	46	54

Total Long-Term Debt	1,381,047	1,390,236
Pension liability	40,626	40,007
Non-current tax liabilities	80,554	78,306
Notes payable on real estate	427,245	461,665
Other liabilities	132,678	128,791

Total Liabilities	3,643,753	4,055,773
Commitments and contingencies	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 324,663,281 and 323,594,919 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3,247	3,236
Additional paid-in capital	837,958	814,244
Accumulated earnings	219,706	185,337
Accumulated other comprehensive loss	(64,401)	(94,602)

Total CB Richard Ellis Group, Inc. Stockholders’ Equity	996,510	908,215
Non-controlling interests	152,635	157,580

Total Equity	1,149,145	1,065,795

Total Liabilities and Equity	$4,792,898	$5,121,568

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$1,185,105	$1,025,883
Costs and expenses:
Cost of services	713,755	615,194
Operating, administrative and other	377,025	338,706
Depreciation and amortization	23,178	26,295

Total costs and expenses	1,113,958	980,195
Gain on disposition of real estate	1,972	—

Operating income	73,119	45,688
Equity income (loss) from unconsolidated subsidiaries	15,179	(6,584)
Interest income	2,668	1,800
Interest expense	33,718	49,792

Income (loss) from continuing operations before provision for income taxes	57,248	(8,888)
Provision for income taxes	23,406	7,299

Income (loss) from continuing operations	33,842	(16,187)
Income from discontinued operations, net of income taxes	10,644	—

Net income (loss)	44,486	(16,187)
Less: Net income (loss) attributable to non-controlling interests	10,117	(9,560)

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$34,369	$(6,627)

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.11	$(0.02)
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	—	—

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.11	$(0.02)

Weighted average shares outstanding for basic income (loss) per share	316,563,392	312,879,640

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.11	$(0.02)
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	—	—

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$0.11	$(0.02)

Weighted average shares outstanding for diluted income (loss) per share	322,920,829	312,879,640

Amounts attributable to CB Richard Ellis Group, Inc. shareholders
Income (loss) from continuing operations, net of tax	$34,369	$(6,627)
Discontinued operations, net of tax	—	—

Net income (loss)	$34,369	$(6,627)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,486	$(16,187)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	23,469	26,295
Amortization of financing costs	1,751	2,817
Gain on sale of loans, servicing rights and other assets	(11,815)	(7,347)
Gain on disposition of real estate held for investment	(13,094)	—
Equity (income) loss from unconsolidated subsidiaries	(15,179)	6,584
Provision for doubtful accounts	1,440	3,564
Compensation expense related to stock options and non-vested stock awards	10,619	10,787
Incremental tax benefit from stock options exercised	(10,487)	(279)
Distribution of earnings from unconsolidated subsidiaries	5,833	4,483
Tenant concessions received	587	1,773
Decrease in receivables	89,002	43,598
Decrease in prepaid expenses and other assets	6,106	14,450
Decrease (increase) in real estate held for sale and under development	4,364	(4,112)
Decrease in accounts payable and accrued expenses	(25,406)	(20,990)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(198,356)	(69,391)
(Increase) decrease in income taxes receivable	(31,671)	11,816
Increase in other liabilities	4,374	274
Other operating activities, net	95	(1,044)

Net cash (used in) provided by operating activities	(113,882)	7,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,622)	(2,898)
Acquisition of businesses including net assets acquired, intangibles and goodwill	(244)	(3,765)
Contributions to unconsolidated subsidiaries	(7,680)	(6,326)
Distributions from unconsolidated subsidiaries	11,168	65
Net proceeds from disposition of real estate held for investment	66,748	1,845
Additions to real estate held for investment	(1,488)	(4,229)
Proceeds from the sale of servicing rights and other assets	5,207	3,346
Decrease in restricted cash	5,984	8,088
Other investing activities, net	(752)	(974)

Net cash provided by (used in) investing activities	65,321	(4,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(9,500)	(54,816)
Proceeds from revolving credit facility	230,000	3,740
Repayment of revolving credit facility	(187,000)	(4,040)
Proceeds from notes payable on real estate held for investment	1,209	3,940
Repayment of notes payable on real estate held for investment	(53,237)	(10,142)
Proceeds from notes payable on real estate held for sale and under development	549	1,798
Repayment of notes payable on real estate held for sale and under development	(6,090)	(637)
Proceeds from short-term borrowings and other loans, net	—	7,498
Incremental tax benefit from stock options exercised	10,487	279
Non-controlling interests contributions	208	2,980
Non-controlling interests distributions	(14,188)	(555)
Payment of financing costs	(14,172)	(4,357)
Other financing activities, net	2,570	88

Net cash used in financing activities	(39,164)	(54,224)
Effect of currency exchange rate changes on cash and cash equivalents	8,796	(9,281)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(78,929)	(61,262)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	506,574	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$427,645	$680,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$12,757	$29,602

Income tax payments (refunds), net	$54,130	$(5,094)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CB Richard Ellis Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2010	$3,236	$814,244	$185,337	$(94,602)	$157,580	$1,065,795
Net income	—	—	34,369	—	10,117	44,486
Stock options exercised (including tax benefit)	10	13,086	—	—	—	13,096
Compensation expense for stock options and non-vested stock awards	—	10,619	—	—	—	10,619
Foreign currency translation gain	—	—	—	29,637	358	29,995
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	1,056	—	1,056
Contributions from non-controlling interests	—	—	—	—	208	208
Distributions to non-controlling interests	—	—	—	—	(14,188)	(14,188)
Other	1	9	—	(492)	(1,440)	(1,922)

Balance at March 31, 2011	$3,247	$837,958	$219,706	$(64,401)	$152,635	$1,149,145

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CB Richard Ellis Group, Inc. (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”) have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2011. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2010.

2. New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB Accounting Standards Codification (ASC) Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. As required, in 2010, we adopted the new disclosures and clarifications of existing disclosure requirements, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The complete adoption of ASU 2010-06 did not have a material impact on the disclosure requirements for our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements of ASU 2010-29 will be effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

after December 15, 2010. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

3. REIM Acquisitions

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions include substantially all of the ING Real Estate Investment Management (REIM) operations in Europe and Asia, as well as Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). ING REIM is expected to become part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary CBRE Investors), which will continue to be an independently operated business segment upon completion of the acquisitions. We also expect to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. In addition, we expect to incur transaction costs relating to the acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. These acquisitions, which we refer to as the REIM Acquisitions, are expected to close in the second half of 2011 and are subject to approval by certain stakeholders, including regulatory agencies in the United States (U.S.), Europe and Asia. We have secured and plan to borrow $800.0 million of new delayed-draw term loans, which we anticipate using, along with cash on hand, to finance the acquisitions (see Note 9).

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2011. The following non-recurring fair value measurements were recorded during the three months ended March 31, 2010 (dollars in thousands):

	Net Carrying Value as of March 31, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three Months Ended March 31, 2010

		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$38,172	$—	$—	$38,172	$6,947

During the three months ended March 31, 2010, we recorded investment write-downs of $6.9 million, of which $2.5 million were attributable to non-controlling interests. Such write-downs were included in equity loss from unconsolidated subsidiaries within our Global Investment Management segment in the accompanying consolidated statements of operations. During the three months ended March 31, 2010, $5.9 million of the investment write-downs were driven by a decrease in the estimated holding period of certain assets and $1.0 million was driven by a decline in value of an investment attributable to continued capital market disruption. When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time.

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

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $632.7 million at March 31, 2011. Their actual carrying value totaled $631.0 million at March 31, 2011 (see Note 9).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $516.8 million at March 31, 2011. Their actual carrying value totaled $438.0 million at March 31, 2011.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.625% Senior Notes: Based on dealers’ quotes, the estimated fair value of our 6.625% senior notes was $364.0 million at March 31, 2011. Their actual carrying value totaled $350.0 million at March 31, 2011.

Notes Payable on Real Estate: As of March 31, 2011, the carrying value of our notes payable on real estate was $571.4 million (see Note 8). These borrowings mostly have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $13.6 million of these notes payable are recourse to us as of March 31, 2011.

5. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Global Investment Management:
Revenue	$140,252	$166,234
Operating loss	$(34,662)	$(262,999)
Net loss	$(50,165)	$(334,826)

Development Services:
Revenue	$19,414	$20,936
Operating income (loss)	$39,373	$(2,670)
Net income (loss)	$32,442	$(11,572)

Other:
Revenue	$34,385	$29,146
Operating income	$3,790	$2,746
Net income	$3,859	$2,858

Total:
Revenue	$194,051	$216,316
Operating income (loss)	$8,501	$(262,923)
Net loss	$(13,864)	$(343,540)

During the three months ended March 31, 2010, we recorded write-downs of investments of $6.9 million within our Global Investment Management segment (see Note 4).

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

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Assets:
Real estate held for sale (see Note 7)	$6,255	$15,399
Other current assets	—	20
Property and equipment, net	—	869
Other assets	—	7

Total real estate and other assets held for sale	6,255	16,295
Liabilities:
Notes payable on real estate held for sale (see Note 8)	5,560	11,650
Accounts payable and accrued expenses	171	370
Other current liabilities	—	28
Other liabilities	102	104

Total liabilities related to real estate and other assets held for sale	5,833	12,152

Net real estate and other assets held for sale	$422	$4,143

7. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold or otherwise disposed. Additionally, effective January 1, 2010, we adopted ASU 2009-17 and began consolidating certain variable interest entities that hold investments in real estate. Certain real estate assets secure the outstanding balances of underlying mortgage or construction loans. Our real estate is reported in our Development Services and Global Investment Management segments and consisted of the following (dollars in thousands):

	March 31, 2011	December 31, 2010
Real estate under development (current)	$27,324	$—
Real estate included in assets held for sale (see Note 6)	6,255	15,399
Real estate under development (non-current)	87,845	112,819
Real estate held for investment (1)	572,250	626,395

Total real estate (2)	$693,674	$754,613

(1)	Net of accumulated depreciation of $39.7 million and $37.8 million at March 31, 2011 and December 31, 2010, respectively.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Includes balances for lease intangibles and tenant origination costs of $9.3 million and $3.0 million, respectively, at March 31, 2011 and $10.1 million and $3.3 million, respectively, at December 31, 2010. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

8. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	March 31, 2011	December 31, 2010
Current portion of notes payable on real estate	$138,635	$154,213
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	5,560	11,650

Total notes payable on real estate, current portion	144,195	165,863
Notes payable on real estate, non-current portion	427,245	461,665

Total notes payable on real estate	$571,440	$627,528

At March 31, 2011 and December 31, 2010, $11.3 million and $1.4 million, respectively, of the non-current portion of notes payable on real estate and $2.3 million of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

9. Debt

Since 2001, we have maintained credit facilities with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On November 10, 2010, we entered into a new credit agreement (as amended, the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit facilities. On March 4, 2011, we entered into an amendment to our credit agreement to, among other things, increase flexibility to various covenants to accommodate the REIM Acquisitions and to maintain the availability of the $800.0 million incremental facility under the Credit Agreement. On March 4, 2011, we also entered into an incremental assumption agreement to allow for the establishment of new tranche C and tranche D term loan facilities.

As of March 31, 2011, our Credit Agreement provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments beginning December 31, 2010 and continuing through September 30, 2015, with the balance payable on November 10, 2015, (3) a $300.0 million tranche B term loan facility requiring quarterly principal payments beginning December 31, 2010 and continuing through September 30, 2016, with the balance payable on November 10, 2016; (4) a $400.0 million delayed draw seven year tranche C term loan facility with a maturity date of March 4, 2018; (5) a $400.0 million delayed draw eight and one-half year tranche D term loan facility with a maturity date of September 4, 2019 and (6) an accordion provision which provides the ability to borrow an additional $800.0 million, which can be further expanded, subject to the satisfaction of what we believe are customary conditions. In regards to the tranche C and tranche D term loan facilities, we have up to 180 days from the date we entered into the incremental assumption agreement to draw on these facilities during which period we are required to pay a fee on the unused portions of each facility. After 180 days, any unused portions of these facilities would no longer be available for use.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of March 31, 2011 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2011 and December 31, 2010, we had $60.7 million and $17.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.7% and 3.5%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2011, letters of credit totaling $20.0 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of March 31, 2011 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of March 31, 2011 and December 31, 2010, we had $332.5 million and $341.3 million, respectively, of tranche A term loan facility principal outstanding and $298.5 million and $299.2 million, respectively, of tranche B term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets. As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under our tranche C and tranche D term loan facilities.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring on October 2, 2017 and $200.0 million expiring on September 4, 2019. There was no hedge ineffectiveness for the three months ended March 31, 2011. During the three months ended March 31, 2011, we recorded a net gain of $1.7 million to other comprehensive income in relation to these interest rate swap agreements. As of March 31, 2011, the fair values of four interest rate swap agreements were reflected as a $2.0 million asset and were included in other long-term assets in the accompanying consolidated balance sheets. The fifth interest rate swap agreement was reflected as a $0.3 million liability and was included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements employed for these interest rate swap agreements were based on observable market data, which falls within Level 2 of the fair value hierarchy.

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

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 10.1x for the trailing twelve months ended March 31, 2011 and our leverage ratio of total debt less available cash to EBITDA was 1.07x as of March 31, 2011.

On April 19, 2010, we entered into a Receivables Purchase Agreement, which allowed us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $55.0 million. Borrowings under this arrangement generally bore interest at the commercial paper rate plus 2.75%. This agreement expired on April 18, 2011 and we did not renew this arrangement. As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under this agreement.

10. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. Our management believes that any liability imposed on us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

We had outstanding letters of credit totaling $19.7 million as of March 31, 2011, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through May 2012.

We had guarantees totaling $10.8 million as of March 31, 2011, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $10.8 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013.

In addition, as of March 31, 2011, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

we would generally look to the subcontractor that performed the work to remedy the defect and also look to insurance policies that cover this work. While there can be no assurance, we do not expect to incur material losses with respect to construction defects.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $2.3 billion at March 31, 2011. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $464.7 million at March 31, 2011. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2011 and December 31, 2010, CBRE MCI had $2.6 million and $2.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $4.4 million and $4.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $195.0 million (including $138.0 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2011.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2011, we had aggregate commitments of $11.7 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2011, we had committed to fund $22.2 million of additional capital to these unconsolidated subsidiaries.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Income (Loss) Per Share Information

The following is a calculation of income (loss) per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2011	2010
Computation of basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$34,369	$(6,627)

Weighted average shares outstanding for basic income (loss) per share	316,563,392	312,879,640

Basic income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.11	$(0.02)

	Three Months Ended March 31,
	2011	2010
Computation of diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income (loss) attributable to CB Richard Ellis Group, Inc. shareholders	$34,369	$(6,627)

Weighted average shares outstanding for basic income (loss) per share	316,563,392	312,879,640
Dilutive effect of contingently issuable shares	3,512,674	—
Dilutive effect of stock options	2,844,763	—

Weighted average shares outstanding for diluted income (loss) per share	322,920,829	312,879,640

Diluted income (loss) per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.11	$(0.02)

For the three months ended March 31, 2011, options to purchase 51,523 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2010, all contingently issuable shares and stock options were anti-dilutive since we reported a net loss for the period. As a result, basic and diluted loss per share was the same for the three months ended March 31, 2010.

Had we reported net income for the three months ended March 31, 2010, options to purchase 4,497,203 shares of common stock would have been included in the computation of diluted earnings per share, while options to purchase 2,984,430 shares of common stock would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect. Additionally, had we reported net income for the three months ended March 31, 2010, 9,789,081 of contingently issuable shares would have been included in the computation of diluted earnings per share, while 947,439 of contingently issuable shares would have been excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Comprehensive Income (Loss)

The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$44,486	$(16,187)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	29,995	(24,126)
Unrealized gains on interest rate swaps and interest rate caps, net	1,056	122
Other, net	(492)	2,288

Total other comprehensive income (loss)	30,559	(21,716)
Comprehensive income (loss)	75,045	(37,903)
Less: Comprehensive income (loss) attributable to non-controlling interests	10,475	(9,920)

Comprehensive income (loss) attributable to CB Richard Ellis Group, Inc.	$64,570	$(27,983)

13. Pensions

We have two contributory defined benefit pension plans in the United Kingdom (U.K.), which we acquired in connection with previous acquisitions. Our subsidiaries based in the U.K. maintain the plans to provide retirement benefits to existing and former employees participating in these plans. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the U.K.

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Interest cost	$4,113	$4,063
Expected return on plan assets	(4,236)	(3,771)
Amortization of unrecognized net loss	337	555

Net periodic pension cost	$214	$847

We contributed $0.9 million to fund our pension plans during the three months ended March 31, 2011. We expect to contribute a total of $3.7 million to fund our pension plans for the year ending December 31, 2011.

14. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and dispositions accounted for as discontinued operations for the three months ended March 31, 2011 were reported in our Global Investment Management segment as follows (dollars in thousands):

Three Months Ended March 31, 2011
Revenue	$1,030
Costs and expenses:
Operating, administrative and other	382
Depreciation and amortization	291

Total costs and expenses	673
Gain on disposition of real estate	11,037

Operating income	11,394
Interest expense	750

Income from discontinued operations, before provision for income taxes	10,644
Provision for income taxes	—

Income from discontinued operations, net of income taxes	10,644
Less: Income from discontinued operations attributable to non-controlling interests	10,644

Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	$—

15. Industry Segments

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue
Americas	$750,115	$645,611
EMEA	204,968	188,160
Asia Pacific	160,500	134,432
Global Investment Management	50,322	39,407
Development Services	19,200	18,273

	$1,185,105	$1,025,883

EBITDA
Americas	$78,128	$61,988
EMEA	3,006	4,125
Asia Pacific	12,442	8,258
Global Investment Management	5,990	(4,930)
Development Services	13,478	5,518

	$113,044	$74,959

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net interest expense has been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Americas
Net income attributable to CB Richard Ellis Group, Inc.	$29,509	$2,546
Add:
Depreciation and amortization	12,831	14,690
Interest expense	25,832	39,714
Royalty and management service income	(6,620)	(4,145)
Provision for income taxes	18,376	10,369
Less:
Interest income	1,800	1,186

EBITDA	$78,128	$61,988

EMEA
Net (loss) income attributable to CB Richard Ellis Group, Inc.	$(149)	$972
Add:
Depreciation and amortization	2,262	2,390
Interest expense	139	89
Royalty and management service expense	2,731	2,212
Benefit of income taxes	(1,460)	(1,205)
Less:
Interest income	517	333

EBITDA	$3,006	$4,125

Asia Pacific
Net income attributable to CB Richard Ellis Group, Inc.	$2,901	$743
Add:
Depreciation and amortization	1,983	2,112
Interest expense	420	557
Royalty and management service expense	3,607	1,793
Provision for income taxes	3,790	3,200
Less:
Interest income	259	147

EBITDA	$12,442	$8,258

Global Investment Management
Net loss attributable to CB Richard Ellis Group, Inc.	$(2,455)	$(8,468)
Add:
Depreciation and amortization (1)	3,786	2,857
Interest expense (2)	4,590	4,415
Royalty and management service expense	282	140
Benefit of income taxes	(160)	(3,762)
Less:
Interest income	53	112

EBITDA (3)	$5,990	$(4,930)

Development Services
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$4,563	$(2,420)
Add:
Depreciation and amortization	2,607	4,246
Interest expense	3,487	5,017
Provision for (benefit of) income taxes	2,860	(1,303)
Less:
Interest income	39	22

EBITDA	$13,478	$5,518

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Includes depreciation and amortization related to discontinued operations of $0.3 million for the three months ended March 31, 2011.
(2)	Includes interest expense related to discontinued operations of $0.7 million for the three months ended March 31, 2011.
(3)	Includes EBITDA related to discontinued operations of $1.0 million for the three months ended March 31, 2011.

16. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010; condensed consolidating statements of operations for the three months ended March 31, 2011 and 2010; and condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010 of (a) CB Richard Ellis Group, Inc. as the parent, (b) CB Richard Ellis Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$204,454	$41,980	$181,207	$—	$427,645
Restricted cash	—	4,836	16,818	24,879	—	46,533
Receivables, net	—	—	388,809	500,267	—	889,076
Warehouse receivables (a)	—	—	285,673	—	—	285,673
Income taxes receivable	3,634	10	—	23,389	(121)	26,912
Prepaid expenses	—	3,039	33,441	59,043	—	95,523
Deferred tax assets, net	—	—	92,178	28,367	—	120,545
Real estate under development	—	—	—	27,324	—	27,324
Real estate and other assets held for sale	—	—	558	5,697	—	6,255
Other current assets	—	—	28,670	14,877	—	43,547

Total Current Assets	3,638	212,339	888,127	865,050	(121)	1,969,033
Property and equipment, net	—	—	123,461	69,906	—	193,367
Goodwill	—	—	803,075	539,775	—	1,342,850
Other intangible assets, net	—	—	303,778	27,980	—	331,758
Investments in unconsolidated subsidiaries	—	—	90,503	56,296	—	146,799
Investments in consolidated subsidiaries	1,256,889	986,937	1,094,369	—	(3,338,195)	—
Intercompany loan receivable	—	1,512,535	635,000	210,003	(2,357,538)	—
Deferred tax assets, net	—	—	—	31,412	(30,398)	1,014
Real estate under development	—	—	—	87,845	—	87,845
Real estate held for investment	—	—	4,217	568,033	—	572,250
Available for sale securities	—	—	33,081	—	—	33,081
Other assets, net	—	46,646	26,329	41,926	—	114,901

Total Assets	$1,260,527	$2,758,457	$4,001,940	$2,498,226	$(5,726,252)	$4,792,898

Current Liabilities:
Accounts payable and accrued expenses	$—	$28,208	$132,079	$269,239	$—	$429,526
Compensation and employee benefits payable	—	626	201,655	140,435	—	342,716
Accrued bonus and profit sharing	—	—	92,158	179,542	—	271,700
Income taxes payable	—	—	121	—	(121)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	277,676	—	—	277,676
Revolving credit facility	—	53,444	—	7,246	—	60,690
Other	—	—	16	—	—	16

Total short-term borrowings	—	53,444	277,692	7,246	—	338,382
Current maturities of long-term debt	—	38,000	—	55	—	38,055
Notes payable on real estate	—	—	—	138,635	—	138,635
Liabilities related to real estate and other assets held for sale	—	—	26	5,807	—	5,833
Other current liabilities	—	—	14,437	2,319	—	16,756

Total Current Liabilities	—	120,278	718,168	743,278	(121)	1,581,603
Long-Term Debt:
Senior secured term loans	—	593,000	—	—	—	593,000
11.625% senior subordinated notes, net	—	438,001	—	—	—	438,001
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	46	—	46
Intercompany loan payable	264,017	—	2,093,521	—	(2,357,538)	—

Total Long-Term Debt	264,017	1,381,001	2,093,521	46	(2,357,538)	1,381,047
Deferred tax liabilities, net	—	—	30,398	—	(30,398)	—
Pension liability	—	—	—	40,626	—	40,626
Non-current tax liabilities	—	—	80,554	—	—	80,554
Notes payable on real estate	—	—	—	427,245	—	427,245
Other liabilities	—	289	92,362	40,027	—	132,678

Total Liabilities	264,017	1,501,568	3,015,003	1,251,222	(2,388,057)	3,643,753
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	996,510	1,256,889	986,937	1,094,369	(3,338,195)	996,510
Non-controlling interests	—	—	—	152,635	—	152,635

Total Equity	996,510	1,256,889	986,937	1,247,004	(3,338,195)	1,149,145

Total Liabilities and Equity	$1,260,527	$2,758,457	$4,001,940	$2,498,226	$(5,726,252)	$4,792,898

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Fannie Mae As Soon As Pooled (ASAP) Program, JP Morgan Chase Bank, N.A. (JP Morgan), Bank of America (BofA), Kemps Landing Capital Company, LLC (Kemps Landing) and TD Bank, N.A. (TD Bank) lines of credit are pledged to Fannie Mae, JP Morgan, BofA, Kemps Landing and TD Bank, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$223,845	$96,862	$185,863	$—	$506,574
Restricted cash	—	4,830	16,086	31,341	—	52,257
Receivables, net	—	—	364,634	575,533	—	940,167
Warehouse receivables (a)	—	—	485,433	—	—	485,433
Income taxes receivable	16,581	28,957	—	3,915	(49,453)	—
Prepaid expenses	—	—	40,653	56,298	—	96,951
Deferred tax assets, net	—	—	92,205	20,099	—	112,304
Real estate and other assets held for sale	—	—	558	15,737	—	16,295
Other current assets	—	—	31,401	19,488	—	50,889

Total Current Assets	16,585	257,632	1,127,832	908,274	(49,453)	2,260,870
Property and equipment, net	—	—	118,425	69,972	—	188,397
Goodwill	—	—	803,075	520,726	—	1,323,801
Other intangible assets, net	—	—	304,639	28,216	—	332,855
Investments in unconsolidated subsidiaries	—	—	82,593	56,380	—	138,973
Investments in consolidated subsidiaries	1,132,091	856,753	1,042,686	—	(3,031,530)	—
Intercompany loan receivable	—	1,434,571	635,000	177,302	(2,246,873)	—
Deferred tax assets, net	—	—	—	40,185	(29,865)	10,320
Real estate under development	—	—	—	112,819	—	112,819
Real estate held for investment	—	—	4,214	622,181	—	626,395
Available for sale securities	—	—	31,936	—	—	31,936
Other assets, net	—	31,274	22,985	40,943	—	95,202

Total Assets	$1,148,676	$2,580,230	$4,173,385	$2,576,998	$(5,357,721)	$5,121,568

Current Liabilities:
Accounts payable and accrued expenses	$—	$9,211	$138,613	$297,513	$—	$445,337
Compensation and employee benefits payable	—	626	204,034	141,879	—	346,539
Accrued bonus and profit sharing	—	—	235,694	219,829	—	455,523
Income taxes payable	—	—	67,851	—	(49,453)	18,398
Short-term borrowings:
Warehouse lines of credit (a)	—	—	453,835	—	—	453,835
Revolving credit facility	—	10,120	—	7,396	—	17,516
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,120	453,851	7,396	—	471,367
Current maturities of long-term debt	—	38,000	—	86	—	38,086
Notes payable on real estate	—	—	—	154,213	—	154,213
Liabilities related to real estate and other assets held for sale	—	—	86	12,066	—	12,152
Other current liabilities	—	—	12,621	2,532	—	15,153

Total Current Liabilities	—	57,957	1,112,750	835,514	(49,453)	1,956,768
Long-Term Debt:
Senior secured term loans	—	602,500	—	—	—	602,500
11.625% senior subordinated notes, net	—	437,682	—	—	—	437,682
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	54	—	54
Intercompany loan payable	240,461	—	2,006,412	—	(2,246,873)	—

Total Long-Term Debt	240,461	1,390,182	2,006,412	54	(2,246,873)	1,390,236
Deferred tax liabilities, net	—	—	29,865	—	(29,865)	—
Pension liability	—	—	—	40,007	—	40,007
Non-current tax liabilities	—	—	78,306	—	—	78,306
Notes payable on real estate	—	—	—	461,665	—	461,665
Other liabilities	—	—	89,299	39,492	—	128,791

Total Liabilities	240,461	1,448,139	3,316,632	1,376,732	(2,326,191)	4,055,773
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	908,215	1,132,091	856,753	1,042,686	(3,031,530)	908,215
Non-controlling interests	—	—	—	157,580	—	157,580

Total Equity	908,215	1,132,091	856,753	1,200,266	(3,031,530)	1,065,795

Total Liabilities and Equity	$1,148,676	$2,580,230	$4,173,385	$2,576,998	$(5,357,721)	$5,121,568

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Kemps Landing, JP Morgan, BofA and Fannie Mae ASAP lines of credit are pledged to Kemps Landing, JP Morgan, BofA and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$696,135	$488,970	$—	$1,185,105
Costs and expenses:
Cost of services	—	—	420,960	292,795	—	713,755
Operating, administrative and other	9,805	187	208,423	158,610	—	377,025
Depreciation and amortization	—	—	12,285	10,893	—	23,178

Total costs and expenses	9,805	187	641,668	462,298	—	1,113,958
Gain on disposition of real estate	—	—	—	1,972	—	1,972

Operating (loss) income	(9,805)	(187)	54,467	28,644	—	73,119
Equity income (loss) from unconsolidated subsidiaries	—	—	16,448	(1,269)	—	15,179
Interest income	—	26,055	841	1,502	(25,730)	2,668
Interest expense	—	25,894	24,494	9,060	(25,730)	33,718
Royalty and management service (income) expense	—	—	(8,247)	8,247	—	—
Income from consolidated subsidiaries	40,539	40,555	5,430	—	(86,524)	—

Income from continuing operations before (benefit of) provision for income taxes	30,734	40,529	60,939	11,570	(86,524)	57,248
(Benefit of) provision for income taxes	(3,635)	(10)	20,384	6,667	—	23,406

Net income from continuing operations	34,369	40,539	40,555	4,903	(86,524)	33,842
Income from discontinued operations, net of income taxes	—	—	—	10,644	—	10,644

Net income	34,369	40,539	40,555	15,547	(86,524)	44,486
Less: Net income attributable to non-controlling interests	—	—	—	10,117	—	10,117

Net income attributable to CB Richard Ellis Group, Inc.	$34,369	$40,539	$40,555	$5,430	$(86,524)	$34,369

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$17,396	$46,679	$(184,459)	$6,502	$(113,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(10,798)	(2,824)	(13,622)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	—	(244)	(244)
Contributions to unconsolidated subsidiaries	—	—	(7,649)	(31)	(7,680)
Distributions from unconsolidated subsidiaries	—	—	11,149	19	11,168
Net proceeds from disposition of real estate held for investment	—	—	—	66,748	66,748
Additions to real estate held for investment	—	—	—	(1,488)	(1,488)
Proceeds from the sale of servicing rights and other assets	—	—	5,185	22	5,207
(Increase) decrease in restricted cash	—	(6)	(732)	6,722	5,984
Other investing activities, net	—	—	(753)	1	(752)

Net cash (used in) provided by investing activities	—	(6)	(3,598)	68,925	65,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(9,500)	—	—	(9,500)
Proceeds from revolving credit facility	—	230,000	—	—	230,000
Repayment of revolving credit facility	—	(187,000)	—	—	(187,000)
Proceeds from notes payable on real estate held for investment	—	—	—	1,209	1,209
Repayment of notes payable on real estate held for investment	—	—	—	(53,237)	(53,237)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	549	549
Repayment of notes payable on real estate held for sale and under development	—	—	—	(6,090)	(6,090)
Incremental tax benefit from stock options exercised	10,487	—	—	—	10,487
Non-controlling interests contributions	—	—	—	208	208
Non-controlling interests distributions	—	—	—	(14,188)	(14,188)
Payment of financing costs	—	(14,017)	—	(155)	(14,172)
(Increase) decrease in intercompany receivables, net	(30,492)	(85,547)	133,175	(17,136)	—
Other financing activities, net	2,609	—	—	(39)	2,570

Net cash (used in) provided by financing activities	(17,396)	(66,064)	133,175	(88,879)	(39,164)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	8,796	8,796

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(19,391)	(54,882)	(4,656)	(78,929)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	223,845	96,862	185,863	506,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$204,454	$41,980	$181,207	$427,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$5,120	$12	$7,625	$12,757

Income tax payments, net	$—	$—	$36,171	$17,959	$54,130

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$2,929	$35,254	$(24,277)	$(6,815)	$7,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(1,206)	(1,692)	(2,898)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(1,144)	(2,621)	(3,765)
Contributions to unconsolidated subsidiaries	—	—	(4,970)	(1,356)	(6,326)
Distributions from unconsolidated subsidiaries	—	—	52	13	65
Net proceeds from disposition of real estate held for investment	—	—	—	1,845	1,845
Additions to real estate held for investment	—	—	—	(4,229)	(4,229)
Proceeds from the sale of servicing rights and other assets	—	—	3,337	9	3,346
Decrease in restricted cash	—	—	3,457	4,631	8,088
Other investing activities, net	—	—	(974)	—	(974)

Net cash used in investing activities	—	—	(1,448)	(3,400)	(4,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(54,816)	—	—	(54,816)
Proceeds from revolving credit facility	—	—	—	3,740	3,740
Repayment of revolving credit facility	—	—	—	(4,040)	(4,040)
Proceeds from notes payable on real estate held for investment	—	—	—	3,940	3,940
Repayment of notes payable on real estate held for investment	—	—	—	(10,142)	(10,142)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	1,798	1,798
Repayment of notes payable on real estate held for sale and under development	—	—	—	(637)	(637)
(Repayment of) proceeds from short-term borrowings and other loans, net	—	—	(2)	7,500	7,498
Incremental tax benefit from stock options exercised	279	—	—	—	279
Non-controlling interests contributions	—	—	—	2,980	2,980
Non-controlling interests distributions	—	—	—	(555)	(555)
Payment of financing costs	—	(4,137)	—	(220)	(4,357)
(Increase) decrease in intercompany receivables, net	(3,434)	10,948	26,358	(33,872)	—
Other financing activities, net	226	—	—	(138)	88

Net cash (used in) provided by financing activities	(2,929)	(48,005)	26,356	(29,646)	(54,224)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(9,281)	(9,281)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(12,751)	631	(49,142)	(61,262)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	242,586	283,251	215,716	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$229,835	$283,882	$166,574	$680,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$25,065	$13	$4,524	$29,602

Income tax (refunds) payments, net	$—	$—	$(10,803)	$5,709	$(5,094)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended March 31, 2011 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the second quarter and beyond. For important information regarding these forward-looking statements, please see the discussion below under the caption “Forward-Looking Statements.”

Overview

We are the world’s largest commercial real estate services firm, based on 2010 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2010, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 31,000 employees providing commercial real estate services under the “CB Richard Ellis” and “CBRE” brand names and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant representation, property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per-project or transactional basis. Since 2006, we have been the only commercial real estate services company included in the S&P 500. In every year since 2008, we have been the only commercial real estate services firm to be included in the Fortune 500. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for five consecutive years, including in 2011 when we ranked 6th overall and were the highest ranked commercial real estate services company. In 2010, we were named the premier real estate services provider globally by a number of institutions, including The Financial Times, Euromoney and the International Property Awards, sponsored by Bloomberg. In 2011, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies.

When you read our financial statements and the information included in this Quarterly Report, you should consider that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations that make it challenging to predict our future performance based on our historical results. We believe that the following material trends and uncertainties are crucial to an understanding of the variability in our historical earnings and cash flows and the potential for continued variability in the future:

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, decreasing demand for real estate, falling real estate values, or the public perception that any of these events may occur, will negatively affect the performance of some or all of our business lines. From late 2007 through 2009, the severe global economic downturn and credit market crisis had significant adverse effects on our operations by depressing transaction activity, decreasing occupancy and rental rates, sharply lowering property values and restraining corporate spending. These trends, in turn, adversely affected our revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets. These negative trends began to reverse in 2010 as commercial real estate markets improved in step with the stabilization and recovery of global economic activity.

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they were in 2008 and 2009, our management has moved decisively to improve operational performance by lowering operating expenses through such actions as reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels, among others. We began to restore some of these expenses in 2010 as general economic conditions and company performance improved. Notwithstanding the recovery in 2010, a return of adverse global and regional economic trends remains one of the most significant risks to the financial condition and performance of our operations.

Economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007, and the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The economic weakness became most severe following the global capital markets disruption in late 2008, which caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all of our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and to improve in the second half of 2010 and early 2011 following a return to positive economic growth in the United States beginning in late 2009. The continued recovery has been characterized by slowly decreasing vacancy rates, stabilizing rental rates, broadening credit availability and increasing property sales and leasing activity. These recovery trends appeared to gain momentum in late 2010 and early 2011, but market activity generally remained well below levels experienced in 2006 and 2007.

In Europe, weakening market conditions first began to manifest in the United Kingdom in late 2007 and throughout the continent in early 2008. The major European economies also entered into a recession in 2008, which deepened and persisted through 2009. Economic growth improved in 2010, but remained behind other parts of the world, amid concerns about sovereign debt issues and the need for fiscal austerity. As a result, leasing activity in most of Europe continued to be subdued in 2010 and early 2011. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. However, larger markets like London and Paris began to show increases in investment sales beginning in late 2009 and continuing into 201l. The recovery of sales activity also began to spread to more markets across Europe, particularly in Germany, in 2010 and 2011. Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in the region in 2008 and most of 2009. Transaction activity revived significantly in late 2009, reflecting strong economic growth in countries such as Australia, China, India and Singapore, and this trend has continued into 2011. The natural disasters that affected parts of the Asia Pacific region, notably Japan, Australia and New Zealand, in late 2010 and early 2011 did not have a material impact on our business performance in Asia Pacific during the three months ended March 31, 2011.

Deteriorating conditions also adversely affected real estate investment management and property development activity beginning in late 2007 as property values declined sharply, and both financing and disposal options became more limited. However, the financing and sale markets began to improve in 2010 with the pace of recovery picking up later in the year and continuing in early 2011.

For our global sales, leasing, investment management and development services operations to continue strengthening, more vigorous economic growth and higher aggregate employment will be needed in major countries, especially the United States, and the global credit markets and business and consumer sentiment must continue to improve.

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

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V., or ING, for approximately $940 million in cash. The acquisitions include substantially all of the ING Real Estate Investment Management, or REIM, operations in Europe and Asia, as well as Clarion Real Estate Securities, or CRES, its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). ING REIM is expected to become part of our Global Investment Management segment (whose business is conducted through our indirect wholly-owned subsidiary CBRE Investors), which will continue to be an independently operated business segment upon completion of the acquisitions. CBRE Investors has primarily focused on value-add funds and separate accounts. ING REIM has primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM manages value-add and opportunity funds. There is expected to be little overlap in the companies’ client bases, with a majority of CBRE Investors’ clients being U.S.-based and a majority of ING REIM’s clients based in Europe. We also expect to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. These acquisitions, which we refer to as the REIM Acquisitions, are expected to close in the second half of 2011 and are subject to approval by certain stakeholders, including regulatory agencies in the United States, Europe and Asia.

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

Our calculation of AUM may differ from the calculations of other asset managers (including ING REIM, as described below), and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of AUM is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage. The methodologies used by the ING REIM business units and CBRE Investors to determine their respective AUM are not the same and, accordingly, the reported AUM of ING REIM would be different if calculated using a methodology consistent with that of CBRE Investors’ methodology. To the extent applicable, ING REIM’s reported AUM at December 31, 2010 was converted from Euros to U.S. dollars using an exchange rate of $1.3379 per €1.

Strategic in-fill acquisitions, which tend to be smaller purchases of local and/or niche market companies, have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. In light of the economic environment, we did not complete any acquisitions in 2009 and made two small niche acquisitions in 2010, an industrial practice in the United Kingdom in the second quarter of 2010 and a commercial property asset management and consultancy services firm in Hong Kong in the fourth quarter of 2010. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. As market conditions continue to improve, we expect to make additional acquisitions to supplement our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which can include severance, lease termination, deferred financing and merger-related costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006 and $10.9 million of transaction-related expenditures in connection with the expected REIM Acquisitions through March 31, 2011. In addition, through March 31, 2011, we incurred expenses of $62.3 million related to Trammell Crow Company in connection with the integration of its business lines, as well as accounting and other systems, into our own. As with prior material acquisitions, we anticipate incurring significant integration expenses associated with the expected REIM Acquisitions in 2011 and beyond. We expect the total (pre-tax) transaction costs relating to the REIM Acquisitions, including financing, retention and integration costs, to be approximately $150.0 million.

International Operations

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

Leverage

We are highly leveraged and have significant debt service obligations. As of March 31, 2011, our total debt, excluding our notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $1.5 billion. In connection with the REIM Acquisitions, we have secured and expect to borrow approximately $800.0 million of new delayed-draw term loans under our secured credit agreement to finance such acquisitions.

Our level of indebtedness and the operating and financial restrictions in our debt agreements place constraints on the operation of our business. Although our management believes that long-term indebtedness has been an important lever in the development of our business, including facilitating our acquisition of Trammell Crow Company and the proposed REIM Acquisitions, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies as of March 31, 2011.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2011 and 2010, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
Revenue	$1,185,105	100.0%	$1,025,883	100.0%
Costs and expenses:
Cost of services	713,755	60.2	615,194	60.0
Operating, administrative and other	377,025	31.8	338,706	33.0
Depreciation and amortization	23,178	2.0	26,295	2.5

Total costs and expenses	1,113,958	94.0	980,195	95.5
Gain on disposition of real estate	1,972	0.2	—	—

Operating income	73,119	6.2	45,688	4.5
Equity income (loss) from unconsolidated subsidiaries	15,179	1.3	(6,584)	(0.7)
Interest income	2,668	0.2	1,800	0.2
Interest expense	33,718	2.9	49,792	4.9

Income (loss) from continuing operations before provision for income taxes	57,248	4.8	(8,888)	(0.9)
Provision for income taxes	23,406	1.9	7,299	0.7

Income (loss) from continuing operations	33,842	2.9	(16,187)	(1.6)
Income from discontinued operations, net of income taxes	10,644	0.9	—	—

Net income (loss)	44,486	3.8	(16,187)	(1.6)
Less: Net income (loss) attributable to non-controlling interests	10,117	0.9	(9,560)	(1.0)

Net income (loss) attributable to CB Richard Ellis Group, Inc.	$34,369	2.9%	$(6,627)	(0.6)%

EBITDA (1)	$113,044	9.5%	$74,959	7.3%

EBITDA, as adjusted (1)	$120,555	10.2%	$87,453	8.5%

(1)	Includes EBITDA related to discontinued operations of $1.0 million for the three months ended March 31, 2011.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss) attributable to CB Richard Ellis Group, Inc.	$34,369	$(6,627)
Add:
Depreciation and amortization (1)	23,469	26,295
Interest expense (2)	34,468	49,792
Provision for income taxes	23,406	7,299
Less:
Interest income	2,668	1,800

EBITDA (3)	$113,044	$74,959
Adjustments:
Integration and other costs related to acquisitions	7,511	1,006
Cost containment expenses	—	7,035
Write-down of impaired assets	—	4,453

EBITDA, as adjusted (3)	$120,555	$87,453

(1)	Includes depreciation and amortization related to discontinued operations of $0.3 million for the three months ended March 31, 2011.
(2)	Includes interest expense related to discontinued operations of $0.7 million for the three months ended March 31, 2011.
(3)	Includes EBITDA related to discontinued operations of $1.0 million for the three months ended March 31, 2011.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We reported consolidated net income of $34.4 million for the three months ended March 31, 2011 on revenue of $1.2 billion as compared to a consolidated net loss of $6.6 million on revenue of $1.0 billion for the three months ended March 31, 2010.

Our revenue on a consolidated basis for the three months ended March 31, 2011 increased by $159.2 million, or 15.5%, as compared to the three months ended March 31, 2010. This increase was primarily driven by higher worldwide sales (up 34.5%), leasing (up 7.9%) and outsourcing (up 13.7%) activity. Foreign currency translation had an $18.5 million positive impact on total revenue during the three months ended March 31, 2011.

Our cost of services on a consolidated basis increased by $98.6 million, or 16.0%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission accruals. In addition, commission reinstatements in the third quarter of 2010 contributed to the increase. Higher salaries and related costs associated with our global property and facilities management contracts and additions to headcount in anticipation of revenue growth also contributed to the increase in cost of services in the current year. Foreign currency translation had an $11.0 million negative impact on cost of services during the three months ended March 31, 2011. Cost of services as a percentage of revenue was relatively consistent at 60.2% for the three months ended March 31, 2011 versus 60.0% for the three months ended March 31, 2010.

Our operating, administrative and other expenses on a consolidated basis increased by $38.3 million, or 11.3%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from our improved operating performance and slightly increased headcount, as well as the restoration of salaries to pre-financial crisis levels in the third quarter of 2010 and substantially restored bonus target levels in the fourth quarter of 2010. Also contributing to the increase was increased marketing and travel costs in support of our growing revenue during the three months ended March 31, 2011. Foreign currency translation had a $4.7 million negative impact on total operating expenses during the three months ended March 31, 2011. Operating expenses as a percentage of revenue decreased to 31.8% for the three months ended March 31, 2011 from 33.0% for the three months ended March 31, 2010, which is indicative of effective cost control in the indirect and support areas of our business.

Our depreciation and amortization expense on a consolidated basis decreased by $3.1 million, or 11.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This decrease was primarily attributable to lower depreciation expense within our Americas segment in the current year.

Our gain on disposition of real estate on a consolidated basis was $2.0 million for the three months ended March 31, 2011. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis was $15.2 million for the three months ended March 31, 2011 as compared to an equity loss from unconsolidated subsidiaries of $6.6 million for the three months ended March 31, 2010. The increase in equity income in the current year was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment. Also contributing to the increase was lower impairment charges associated with equity investments in our Global Investment Management segment in the current year.

Our consolidated interest income was $2.7 million for the three months ended March 31, 2011, an increase of $0.9 million, or 48.2%, as compared to the three months ended March 31, 2010. This increase was mainly driven by higher interest income reported in our Americas segment.

Our consolidated interest expense decreased by $16.1 million, or 32.3%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease was primarily due to lower interest expense associated with our credit agreement due to debt repayments made in the second half of 2010. This decrease was partially offset by interest expense incurred related to the $350.0 million of 6.625% senior notes issued on October 8, 2010.

Our provision for income taxes on a consolidated basis was $23.4 million for the three months ended March 31, 2011 as compared to $7.3 million for the three months ended March 31, 2010. Our effective tax rate from continuing operations, after adjusting pre-tax income (loss) to remove the portion attributable to non-controlling interests, decreased to 40.5% for the three months ended March 31, 2011 as compared to 1,086.2% for the three months ended March 31, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of a significant increase in income reported in the current year as well as a change in our mix of domestic and foreign earnings (losses). We currently expect that our full year 2011 effective tax rate will be slightly lower than our effective tax rate for the three months ended March 31, 2011.

Our consolidated income from discontinued operations, net of income taxes, was $10.6 million for the three months ended March 31, 2011. This income was reported in our Global Investment Management segment and mostly related to a gain from a property sale, which was all attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $10.1 million for the three months ended March 31, 2011 as compared to a net loss attributable to non-controlling interests of $9.6 million for the three months ended March 31, 2010. This activity primarily reflects our non-controlling interests’ share of income and losses within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
Americas
Revenue	$750,115	100.0%	$645,611	100.0%
Costs and expenses:
Cost of services	477,329	63.6	410,287	63.6
Operating, administrative and other	197,417	26.3	174,841	27.1
Depreciation and amortization	12,831	1.8	14,690	2.2

Operating income	$62,538	8.3%	$45,793	7.1%

EBITDA (1)	$78,128	10.4%	$61,988	9.6%

EMEA
Revenue	$204,968	100.0%	$188,160	100.0%
Costs and expenses:
Cost of services	131,273	64.0	119,451	63.5
Operating, administrative and other	70,782	34.5	64,976	34.5
Depreciation and amortization	2,262	1.2	2,390	1.3

Operating income	$651	0.3%	$1,343	0.7%

EBITDA (1)	$3,006	1.5%	$4,125	2.2%

Asia Pacific
Revenue	$160,500	100.0%	$134,432	100.0%
Costs and expenses:
Cost of services	105,153	65.5	85,456	63.6
Operating, administrative and other	42,104	26.2	40,705	30.3
Depreciation and amortization	1,983	1.3	2,112	1.5

Operating income	$11,260	7.0%	$6,159	4.6%

EBITDA (1)	$12,442	7.8%	$8,258	6.1%

Global Investment Management
Revenue	$50,322	100.0%	$39,407	100.0%
Costs and expenses:
Operating, administrative and other	45,556	90.5	40,939	103.9
Depreciation and amortization	3,495	7.0	2,857	7.2

Operating income (loss)	$1,271	2.5%	$(4,389)	(11.1)%

EBITDA (1) (2)	$5,990	11.9%	$(4,930)	(12.5)%

Development Services
Revenue	$19,200	100.0%	$18,273	100.0%
Costs and expenses:
Operating, administrative and other	21,166	110.2	17,245	94.4
Depreciation and amortization	2,607	13.6	4,246	23.2
Gain on disposition of real estate	1,972	10.3	—	—

Operating loss	$(2,601)	(13.5)%	$(3,218)	(17.6)%

EBITDA (1)	$13,478	70.2%	$5,518	30.2%

(1)	See Note 15 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CB Richard Ellis Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $1.0 million for the three months ended March 31, 2011.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Americas

Revenue increased by $104.5 million, or 16.2%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This improvement was primarily driven by higher sales and leasing activity as well as increased commercial mortgage brokerage and outsourcing activity. Foreign currency translation had a $5.9 million positive impact on total revenue during the three months ended March 31, 2011.

Cost of services increased by $67.0 million, or 16.3%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. In addition, commission reinstatements in the third quarter of 2010 contributed to the increase. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $3.7 million negative impact on cost of services during the three months ended March 31, 2011. Cost of services as a percentage of revenue was consistent at 63.6% for both the three months ended March 31, 2011 and 2010.

Operating, administrative and other expenses increased by $22.6 million, or 12.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance as well as the restoration of salaries to pre-recession levels in the third quarter of 2010 and substantially restored bonus target levels in the fourth quarter of 2010. Also contributing to the increase were higher marketing and travel costs in support of our growing revenue. Foreign currency translation had a $1.4 million negative impact on total operating expenses during the three months ended March 31, 2011.

EMEA

Revenue increased by $16.8 million, or 8.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily attributable to higher outsourcing activities throughout the region, and increased sales activity, led by France and Germany. Foreign currency translation had a $0.3 million positive impact on total revenue during the three months ended March 31, 2011.

Cost of services increased by $11.8 million, or 9.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was aggressive hiring in the region in anticipation of improving transaction based revenues. Foreign currency translation had a $0.5 million positive impact on cost of services during the three months ended March 31, 2011. Cost of services as a percentage of revenue increased to 64.0% for the three months ended March 31, 2011 from 63.5% for the three months ended March 31, 2010, primarily driven by a shift in the mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year, as well as the previously mentioned additions to headcount.

Operating, administrative and other expenses increased by $5.8 million, or 8.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily driven by higher payroll-related costs, including bonuses, largely resulting from additions to headcount. Higher marketing and travel costs in support of our growing revenue also contributed to the increase. Foreign currency translation had a $0.2 million positive impact on total operating expenses during the three months ended March 31, 2011.

Asia Pacific

Revenue increased by $26.1 million, or 19.4%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This revenue increase was primarily driven by higher sales and leasing activity, particularly in Australia, China, Japan and Singapore. Higher outsourcing activity in Asia, most notably in India, also contributed to the increase. Foreign currency translation had a $12.3 million positive impact on total revenue during the three months ended March 31, 2011.

Cost of services increased by $19.7 million, or 23.0%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Cost of services as a percentage of revenue increased to 65.5% for the three months ended March 31, 2011 as compared to 63.6% for the three months ended March 31, 2010. These increases were primarily driven by higher salaries and related costs associated with our property and facilities management contracts as well as increases in headcount throughout the region. Also contributing to the increase in cost of services was higher commission expense resulting from increased transaction revenue. Foreign currency translation had a $7.8 million negative impact on cost of services during the three months ended March 31, 2011.

Operating, administrative and other expenses increased by $1.4 million, or 3.4%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily due to foreign currency translation, which had a $3.5 million negative impact on total operating expenses during the three months ended March 31, 2011, partially offset by lower legal fees incurred in the current year.

Global Investment Management

Revenue increased by $10.9 million, or 27.7%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This was largely driven by higher asset management and acquisition fees in the current year. Foreign currency translation had a negligible impact on total revenue during the three months ended March 31, 2011.

Operating, administrative and other expenses increased by $4.6 million, or 11.3%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily driven by costs incurred in the current year associated with the anticipated REIM Acquisitions, partially offset by lower provisions for bad debt in the current year. Foreign currency translation had a negligible impact on total operating expenses during the three months ended March 31, 2011.

Total AUM as of March 31, 2011 amounted to $37.9 billion, up 1% from year-end 2010 and 14% from the first quarter of 2010.

Development Services

Revenue increased by $0.9 million, or 5.1%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to higher incentive fees, partially offset by lower rental income as a result of property dispositions.

Operating, administrative and other expenses increased by $3.9 million, or 22.7%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily driven by higher bonus accruals resulting from improved business performance primarily from gains on property sales in the current year, partially offset by lower property operating expenses as a result of the property dispositions noted above.

Development projects in process as of March 31, 2011 totaled $4.9 billion, unchanged from year-end 2010 and up $0.2 billion from first-quarter 2010. The inventory of deals in the pipeline as of March 31, 2011 stood at $1.5 billion, up $0.3 billion from year-end 2010 and up $0.6 billion from first-quarter 2010.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2011 expected capital requirements include up to $100 million of anticipated net capital expenditures. During the three months ended March 31, 2011, we incurred $13.0 million of net capital expenditures. As of March 31, 2011, we had aggregate commitments of $11.7 million to fund future co-investments in our Global Investment Management business, all of which is expected to be funded in 2011. Additionally, as of March 31, 2011, we had committed to fund $22.2 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING for approximately $940 million in cash. The acquisitions include substantially all of the ING REIM operations in Europe and Asia, as well as CRES, its U.S.-based global real estate listed securities business. We also expect to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. In addition, we expect to incur transaction costs relating to the acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. The acquisitions are expected to close in the second half of 2011 and are subject to approval by certain stakeholders, including regulatory agencies in the United States, Europe and Asia. We have secured and expect to borrow $800.0 million of new delayed-draw term loans, which we anticipate using, along with cash on hand, to finance the acquisitions.

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

As evidenced above, from time to time, we consider potential strategic acquisitions. We believe that any future significant acquisitions that we make most likely would require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms in the future if we decide to make any further material acquisitions.

Our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of two elements. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then we expect that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancing or amendments would be available on attractive terms, if at all.

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $40.6 million and $40.0 million at March 31, 2011 and December 31, 2010, respectively. We expect to contribute a total of $3.7 million to fund our pension plans for the year ending December 31, 2011, of which $0.9 million was funded as of March 31, 2011.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $113.9 million for the three months ended March 31, 2011 as compared to net cash provided by operating activities of $7.1 million for the three months ended March 31, 2010. The increase in cash used in operating activities in the current year versus the same period last year was primarily due to higher bonuses, commissions and income taxes paid in the current year. These items were partially offset by a greater decrease in receivables and an increase in bonus accruals in the current year as well as improved operating performance in the current year.

Investing Activities

Net cash provided by investing activities totaled $65.3 million for the three months ended March 31, 2011 as compared to net cash used in investing activities of $4.8 million for the three months ended March 31, 2010. The increase in cash provided by investing activities in the current year versus the prior year period was primarily driven by higher net proceeds received from the disposition of real estate held for investment and higher distributions received from investments in unconsolidated subsidiaries. These increases were partially offset by higher capital expenditures in the current year period.

Financing Activities

Net cash used in financing activities totaled $39.2 million for the three months ended March 31, 2011, a decrease of $15.1 million as compared to the three months ended March 31, 2010. The decrease was primarily due to higher net repayments of our senior secured term loans in the prior year as well as higher net borrowings under our revolving credit facility in the current year. These items were partially offset by higher net repayments of notes payable on real estate, greater distributions to non-controlling interests and an increase in financing costs paid in the current year.

Significant Indebtedness

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due, the principal of, interest on or other amounts due in respect of our indebtedness and other obligations. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Since 2001, we have maintained credit facilities with Credit Suisse Group AG, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On November 10, 2010, we entered into a new credit agreement (as amended, the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit facilities. On March 4, 2011, we entered into an amendment to our credit agreement to, among other things, increase flexibility to various covenants to accommodate the REIM Acquisitions and to maintain the availability of the $800.0 million incremental facility under the Credit Agreement. On March 4, 2011, we also entered into an incremental assumption agreement to allow for the establishment of new tranche C and tranche D term loan facilities.

Our Credit Agreement currently provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments beginning December 31, 2010 and continuing through September 30, 2015, with the balance payable on November 10, 2015, (3) a $300.0 million tranche B term loan facility requiring quarterly principal payments beginning December 31, 2010 and continuing through September 30, 2016, with the balance payable on November 10, 2016; (4) a $400.0 million delayed draw seven year tranche C term loan facility with a maturity date of March 4, 2018; (5) a $400.0 million delayed draw eight and one-half year tranche D term loan facility with a maturity date of September 4, 2019 and (6) an accordion provision which provides the ability to borrow an additional $800.0 million, which can be further expanded, subject to the satisfaction of what we believe are customary conditions. In regards to the tranche C and tranche D term loan facilities, we have up to 180 days from the date we entered into the incremental assumption agreement to draw on these facilities during which period we are required to pay a fee on the unused portions of each facility. After 180 days, any unused portions of these facilities will no longer be available for use.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of March 31, 2011 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2011 and December 31, 2010, we had $60.7 million and $17.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.7% and 3.5%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of March 31, 2011, letters of credit totaling $20.0 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of March 31, 2011 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of March 31, 2011 and December 31, 2010, we had $332.5 million and $341.3 million, respectively, of tranche A term loan facility principal outstanding and $298.5 million and $299.2 million, respectively, of tranche B term loan facility principal outstanding, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under our tranche C and tranche D term loan facilities.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring on October 2, 2017 and $200.0 million expiring on September 4,

2019. There was no hedge ineffectiveness for the three months ended March 31, 2011. As of March 31, 2011, the fair values of four interest rate swap agreements were reflected as a $2.0 million asset and were included in other long-term assets in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. The fifth interest rate swap agreement was reflected as a $0.3 million liability and was included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

On October 8, 2010, CB Richard Ellis Services, Inc., or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $350.0 million at both March 31, 2011 and December 31, 2010.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report, net of unamortized discount, was $438.0 million and $437.7 million at March 31, 2011 and December 31, 2010, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 10.1x for the trailing twelve months ended March 31, 2011 and our leverage ratio of total debt less available cash to EBITDA was 1.07x as of March 31, 2011. We may from time to time, in our sole discretion, look for opportunities to reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

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

We had short-term borrowings of $338.4 million and $471.4 million with related average interest rates of 2.6% and 2.8% as of March 31, 2011 and December 31, 2010, respectively.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 1, 2011. As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2012. As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2011. As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under this facility.

On April 19, 2010, we entered into a Receivables Purchase Agreement, which allowed us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $55.0 million. Borrowings under this arrangement generally bore interest at the commercial paper rate plus 2.75%. This agreement expired on April 18, 2011 and we did not renew this arrangement. As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under this agreement.

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

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. Effective October 12, 2010 through January 10, 2011, the warehouse line of credit was temporarily increased from $210.0 million to $250.0 million. Effective November 22, 2010 through February 1, 2011, the warehouse line of credit was temporarily increased further from $250.0 million to $300.0 million. This agreement has been amended several times and currently provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily Chase-London LIBOR plus 2.50% and has a maturity date of September 28, 2011.

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

During the three months ended March 31, 2011, we had a maximum of $557.0 million of warehouse lines of credit principal outstanding. As of March 31, 2011 and December 31, 2010, we had $277.7 million and $453.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $285.7 million and $485.4 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2011 and December 31, 2010, respectively, and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $19.7 million as of March 31, 2011, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through May 2012.

We had guarantees totaling $10.8 million as of March 31, 2011, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $10.8 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013.

In addition, as of March 31, 2011, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $2.3 billion at March 31, 2011. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $464.7 million at March 31, 2011. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2011 and December 31, 2010, CBRE MCI had $2.6 million and $2.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $4.4 million and $4.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $195.0 million (including $138.0 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2011.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2% to 5% of the equity in a particular fund. As of March 31, 2011, we had aggregate commitments of $11.7 million to fund future co-investments, all of which is expected to be funded in 2011. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2011, we had committed to fund $22.2 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. As required, in 2010, we adopted the new disclosures and clarifications of existing disclosure requirements, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The complete adoption of ASU 2010-06 did not have a material impact on the disclosure requirements for our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements of ASU 2010-29 will be effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Quarterly Report on Form 10-Q to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Quarterly Report are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

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

•

volatility and disruption of the securities, capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets;

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

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2010. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations.

During the three months ended March 31, 2011, approximately 39% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

On February 2, 2011, we entered into four option agreements, including one to sell a notional amount of 0.4 million Euros, which expired on March 29, 2011, one to sell a notional amount of 6.5 million Euros, which expires on June 28, 2011, one to sell a notional amount of 6.5 million Euros, which expires on September 28, 2011 and one to sell a notional amount of 22.0 million Euros, which expires on December 28, 2011. On February 3, 2011, we entered into an additional four option agreements, including one to sell a notional amount of 4.0 million British pounds sterling, which was exercised on March 29, 2011, one to sell a notional amount of 7.4 million British pounds sterling, which expires on June 28, 2011, one to sell a notional amount of 6.8 million British pounds sterling, which expires on September 28, 2011 and one to sell a notional amount of 12.0 million British pounds sterling, which expires on December 28, 2011. On February 23, 2011, we entered into three additional option agreements, including one to sell a notional amount of 2.1 million British pounds sterling, which expires on June 28, 2011, one to sell a notional amount of 2.0 million British pounds sterling, which expires on September 28, 2011 and one to sell a notional amount of 2.8 million British pounds sterling, which expires on December 28, 2011. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were charges of $1.4 million for the three months ended March 31, 2011 resulting from net losses on foreign currency exchange option agreements.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring on October 2, 2017 and $200.0 million expiring on September 4, 2019. There was no hedge ineffectiveness for the three months ended March 31, 2011. As of March 31, 2011, the fair values of four interest rate swap agreements were reflected as a $2.0 million asset and were included in other long-term assets in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. The fifth interest rate swap agreement was reflected as a $0.3 million liability and was included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $632.7 million at March 31, 2011. Based on dealers’ quotes, the estimated fair values of our 6.625% and 11.625% senior subordinated notes were $364.0 million and $516.8 million, respectively, at March 31, 2011.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10% on our outstanding variable rate debt, excluding notes payable on real estate, at March 31, 2011, the net impact of the additional interest cost would be a decrease of $0.7 million on pre-tax income and an increase of $0.7 million on cash used in operating activities for the three months ended March 31, 2011.

We also have $571.4 million of notes payable on real estate as of March 31, 2011. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10%, our total estimated interest cost related to notes payable would increase by approximately $0.8 million for the three months ended March 31, 2011. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Form 10-K for the annual period ended December 31, 2010.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the annual period ended December 31, 2010.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others (incorporated by reference to Exhibit 2.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on February 18, 2011)

2.2	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on February 18, 2011)

3.1	Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 (incorporated by reference to Exhibit 3.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

3.2	Amended and Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 5, 2008)

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 23, 2009)

Exhibit Number	Description

4.2(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on September 10, 2009)

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on October 12, 2010)

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on November 17, 2010)

10.1	Amendment No. 1 to the Credit Agreement, dated as of March 4, 2011, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on March 10, 2011)

10.2	Incremental Assumption Agreement, dated as of March 4, 2011, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on March 10, 2011)

10.3	Executive Bonus Plan, amended and restated as of February 10, 2011*+

11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

+	Denotes a management contract or compensatory arrangement
*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: May 10, 2011	/s/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: May 10, 2011	/s/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)