Form 10-Q
period 2011-06-30
CB RICHARD ELLIS GROUP INC
filed 2011-08-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Class A common stock outstanding at July 29, 2011 was 325,097,062.

FORM 10-Q

June 30, 2011

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$752,109	$506,574
Restricted cash	49,221	52,257
Receivables, less allowance for doubtful accounts of $39,078 and $33,272 at June 30, 2011 and December 31, 2010, respectively	968,585	940,167
Warehouse receivables	308,249	485,433
Income taxes receivable	36,356	—
Prepaid expenses	100,251	96,951
Deferred tax assets, net	112,969	112,304
Real estate and other assets held for sale	558	16,295
Other current assets	50,756	50,889

Total Current Assets	2,379,054	2,260,870
Property and equipment, net	216,584	188,397
Goodwill	1,407,543	1,323,801
Other intangible assets, net of accumulated amortization of $182,361 and $166,295 at June 30, 2011 and December 31, 2010, respectively	333,940	332,855
Investments in unconsolidated subsidiaries	145,158	138,973
Deferred tax assets, net	6,300	10,320
Real estate under development	90,469	112,819
Real estate held for investment	539,920	626,395
Available for sale securities	33,930	31,936
Other assets, net	129,834	95,202

Total Assets	$5,282,732	$5,121,568

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$441,799	$445,337
Compensation and employee benefits payable	337,062	346,539
Accrued bonus and profit sharing	224,969	455,523
Income taxes payable	—	18,398
Short-term borrowings:
Warehouse lines of credit	302,490	453,835
Revolving credit facility	111,220	17,516
Other	16	16

Total short-term borrowings	413,726	471,367
Current maturities of long-term debt	42,038	38,086
Notes payable on real estate	153,598	154,213
Liabilities related to real estate and other assets held for sale	46	12,152
Other current liabilities	17,598	15,153

Total Current Liabilities	1,630,836	1,956,768
Long-Term Debt:
Senior secured term loans	979,500	602,500
11.625% senior subordinated notes, net of unamortized discount of $11,671 and $12,318 at June 30, 2011 and December 31, 2010, respectively	438,329	437,682
6.625% senior notes	350,000	350,000
Other long-term debt	85	54

Total Long-Term Debt	1,767,914	1,390,236
Pension liability	40,061	40,007
Non-current tax liabilities	81,217	78,306
Notes payable on real estate	366,353	461,665
Other liabilities	156,693	128,791

Total Liabilities	4,043,074	4,055,773
Commitments and contingencies	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 324,992,942 and 323,594,919 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3,250	3,236
Additional paid-in capital	854,983	814,244
Accumulated earnings	280,929	185,337
Accumulated other comprehensive loss	(56,158)	(94,602)

Total CB Richard Ellis Group, Inc. Stockholders’ Equity	1,083,004	908,215
Non-controlling interests	156,654	157,580

Total Equity	1,239,658	1,065,795

Total Liabilities and Equity	$5,282,732	$5,121,568

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$1,422,218	$1,171,919	$2,607,323	$2,197,802
Costs and expenses:
Cost of services	839,822	678,714	1,553,577	1,293,908
Operating, administrative and other	432,856	372,033	809,881	710,739
Depreciation and amortization	25,385	27,616	48,563	53,911

Total costs and expenses	1,298,063	1,078,363	2,412,021	2,058,558
Gain on disposition of real estate	6,027	3,623	7,999	3,623

Operating income	130,182	97,179	203,301	142,867
Equity income from unconsolidated subsidiaries	17,068	14,235	32,247	7,651
Interest income	1,902	3,111	4,570	4,911
Interest expense	34,216	50,275	67,934	100,067

Income from continuing operations before provision for income taxes	114,936	64,250	172,184	55,362
Provision for income taxes	46,336	26,704	69,742	34,003

Net income from continuing operations	68,600	37,546	102,442	21,359
Income from discontinued operations, net of income taxes	6,267	7,140	16,911	7,140

Net income	74,867	44,686	119,353	28,499
Less: Net income (loss) attributable to non-controlling interests	13,644	(10,104)	23,761	(19,664)

Net income attributable to CB Richard Ellis Group, Inc.	$61,223	$54,790	$95,592	$48,163

Basic income per share attributable to CB Richard Ellis Group, Inc. shareholders
Income from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.19	$0.15	$0.30	$0.13
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	—	0.02	—	0.02

Net income attributable to CB Richard Ellis Group, Inc.	$0.19	$0.17	$0.30	$0.15

Weighted average shares outstanding for basic income per share	317,698,275	312,910,934	317,133,967	312,895,372

Diluted income per share attributable to CB Richard Ellis Group, Inc. shareholders
Income from continuing operations attributable to CB Richard Ellis Group, Inc.	$0.19	$0.15	$0.30	$0.13
Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	—	0.02	—	0.02

Net income attributable to CB Richard Ellis Group, Inc.	$0.19	$0.17	$0.30	$0.15

Weighted average shares outstanding for diluted income per share	324,093,042	318,425,227	323,510,069	317,736,844

Amounts attributable to CB Richard Ellis Group, Inc. shareholders
Income from continuing operations, net of tax	$61,223	$47,279	$95,592	$40,652
Income from discontinued operations, net of tax	—	7,511	—	7,511

Net income	$61,223	$54,790	$95,592	$48,163

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,353	$28,499
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	49,088	54,079
Amortization of financing costs	3,241	5,325
Gain on sale of loans, servicing rights and other assets	(25,437)	(20,343)
Gain on disposition of real estate held for investment	(19,695)	(11,879)
Equity income from unconsolidated subsidiaries	(32,247)	(7,651)
Provision for doubtful accounts	6,830	12,421
Compensation expense related to stock options and non-vested stock awards	21,292	22,018
Incremental tax benefit from stock options exercised	(14,495)	(236)
Distribution of earnings from unconsolidated subsidiaries	11,855	11,793
Tenant concessions received	11,807	3,424
Decrease in receivables	4,131	4,961
(Increase) decrease in prepaid expenses and other assets	(4,523)	4,352
Decrease (increase) in real estate held for sale and under development	32,525	(10,868)
Decrease in accounts payable and accrued expenses	(34,955)	(23,737)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(256,597)	(83,708)
(Increase) decrease in income taxes receivable	(28,245)	113,243
Increase (decrease) in other liabilities	400	(601)
Other operating activities, net	(718)	(85)

Net cash (used in) provided by operating activities	(156,390)	101,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,148)	(7,161)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(41,075)	(62,720)
Contributions to unconsolidated subsidiaries	(17,094)	(10,852)
Distributions from unconsolidated subsidiaries	34,988	16,130
Net proceeds from disposition of real estate held for investment	109,667	57,249
Additions to real estate held for investment	(6,315)	(5,212)
Proceeds from the sale of servicing rights and other assets	11,416	9,741
Decrease in restricted cash	3,974	7,804
Other investing activities, net	(704)	(954)

Net cash provided by investing activities	47,709	4,025

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	400,000	—
Repayment of senior secured term loans	(19,000)	(60,770)
Proceeds from revolving credit facility	744,733	16,349
Repayment of revolving credit facility	(652,000)	(10,496)
Proceeds from notes payable on real estate held for investment	3,551	8,741
Repayment of notes payable on real estate held for investment	(91,471)	(48,493)
Proceeds from notes payable on real estate held for sale and under development	1,665	3,214
Repayment of notes payable on real estate held for sale and under development	(26,594)	(3,412)
Repayment of short-term borrowings and other loans, net	—	(4,047)
Proceeds from exercise of stock options	4,858	312
Incremental tax benefit from stock options exercised	14,495	236
Non-controlling interests contributions	8,630	22,103
Non-controlling interests distributions	(30,679)	(6,954)
Payment of financing costs	(18,454)	(5,707)
Other financing activities, net	(91)	(217)

Net cash provided by (used in) financing activities	339,643	(89,141)
Effect of currency exchange rate changes on cash and cash equivalents	14,573	(13,885)

NET INCREASE IN CASH AND CASH EQUIVALENTS	245,535	2,006
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	506,574	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$752,109	$743,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$68,221	$85,408

Income tax payments (refunds), net	$95,744	$(77,047)

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CB Richard Ellis Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2010	$3,236	$814,244	$185,337	$(94,602)	$157,580	$1,065,795
Net income	—	—	95,592	—	23,761	119,353
Stock options exercised (including tax benefit)	14	19,339	—	—	—	19,353
Compensation expense for stock options and non-vested stock awards	—	21,292	—	—	—	21,292
Foreign currency translation gain	—	—	—	44,715	830	45,545
Unrealized losses on interest rate swaps and interest rate caps, net	—	—	—	(6,777)	—	(6,777)
Contributions from non-controlling interests	—	—	—	—	8,630	8,630
Distributions to non-controlling interests	—	—	—	—	(30,679)	(30,679)
Other, net	—	108	—	506	(3,468)	(2,854)

Balance at June 30, 2011	$3,250	$854,983	$280,929	$(56,158)	$156,654	$1,239,658

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2011. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2010.

2. New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements of ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The requirements of ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption prohibited. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact of adoption of this update on our consolidated financial statements, but do not expect it to have a material impact.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.” This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted, and will require retrospective application for all periods presented. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

3. REIM Acquisitions

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions include substantially all of the ING Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions (which we refer to as the REIM Acquisitions), ING REIM is expected to become part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary, CBRE Investors), which will continue to be an independently operated business segment upon completion of the acquisitions. In addition, we expect to incur transaction costs relating to the acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. We secured borrowings of $800.0 million of new term loans to finance the REIM Acquisitions (see Note 9). Of this amount, $400.0 million was drawn on June 30, 2011 to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011 (see Note 17). The acquisition of ING REIM’s operations in Europe and Asia is expected to close in the second half of 2011 and is subject to approval by certain stakeholders, including regulatory agencies in Europe and Asia. We anticipate financing the acquisition of ING REIM’s operations in Europe and Asia primarily with the remaining $400.0 million of new term loans we have secured and cash on hand.

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

There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2011 or the three months ended June 30, 2010. The following non-recurring fair value measurements were recorded during the six months ended June 30, 2010 (dollars in thousands):

	Net Carrying Value as of June 30, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Six Months Ended June 30, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$32,803	$—	$—	$32,803	$6,947

During the six months ended June 30, 2010, we recorded investment write-downs of $6.9 million, of which $2.5 million were attributable to non-controlling interests. Such write-downs were included in equity loss from unconsolidated subsidiaries within our Global Investment Management segment in the accompanying consolidated statements of operations. During the six months ended June 30, 2010, $5.9 million of the investment write-downs were driven by a decrease in the estimated holding period of certain assets and $1.0 million was driven by a decline in value of an investment attributable to continued capital market disruption. When we performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time.

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

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.0 billion at June 30, 2011, which approximates their actual carrying value at June 30, 2011 (see Note 9).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $509.0 million at June 30, 2011. Their actual carrying value totaled $438.3 million at June 30, 2011.

6.625% Senior Notes: Based on dealers’ quotes, the estimated fair value of our 6.625% senior notes was $359.6 million at June 30, 2011. Their actual carrying value totaled $350.0 million at June 30, 2011.

Notes Payable on Real Estate: As of June 30, 2011, the carrying value of our notes payable on real estate was $520.0 million (see Note 8). These borrowings mostly have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to determine an estimated fair value for these notes payable. Additionally, only $13.6 million of these notes payable are recourse to us as of June 30, 2011.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Global Investment Management:
Revenue	$158,903	$109,590	$299,155	$275,824
Operating loss	$(8,636)	$(92,723)	$(43,298)	$(355,722)
Net loss	$(20,102)	$(113,824)	$(70,267)	$(448,650)

Development Services:
Revenue	$28,167	$31,625	$47,581	$52,561
Operating income	$37,424	$37,739	$76,797	$35,069
Net income	$26,689	$25,036	$59,131	$13,464

Other:
Revenue	$32,417	$31,748	$66,802	$60,894
Operating income	$4,643	$4,758	$8,433	$7,504
Net income	$4,640	$4,917	$8,499	$7,775

Total:
Revenue	$219,487	$172,963	$413,538	$389,279
Operating income (loss)	$33,431	$(50,226)	$41,932	$(313,149)
Net income (loss)	$11,227	$(83,871)	$(2,637)	$(427,411)

During the six months ended June 30, 2010, we recorded non-cash write-downs of investments of $6.9 million within our Global Investment Management segment (see Note 4).

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Assets:
Real estate held for sale (see Note 7)	$558	$15,399
Other current assets	—	20
Property and equipment, net	—	869
Other assets	—	7

Total real estate and other assets held for sale	558	16,295
Liabilities:
Notes payable on real estate held for sale (see Note 8)	—	11,650
Accounts payable and accrued expenses	46	370
Other current liabilities	—	28
Other liabilities	—	104

Total liabilities related to real estate and other assets held for sale	46	12,152

Net real estate and other assets held for sale	$512	$4,143

7. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold or otherwise disposed. Additionally, we consolidate certain variable interest entities that hold investments in real estate. Certain real estate assets secure the outstanding balances of underlying mortgage or construction loans. Our real estate is reported in our Development Services and Global Investment Management segments and consisted of the following (dollars in thousands):

	June 30, 2011	December 31, 2010
Real estate included in assets held for sale (see Note 6)	$558	$15,399
Real estate under development (non-current)	90,469	112,819
Real estate held for investment (1)	539,920	626,395

Total real estate (2)	$630,947	$754,613

(1)	Net of accumulated depreciation of $42.4 million and $37.8 million at June 30, 2011 and December 31, 2010, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $8.9 million and $2.5 million, respectively, at June 30, 2011 and $10.1 million and $3.3 million, respectively, at December 31, 2010. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	June 30, 2011	December 31, 2010
Current portion of notes payable on real estate	$153,598	$154,213
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	—	11,650

Total notes payable on real estate, current portion	153,598	165,863
Notes payable on real estate, non-current portion	366,353	461,665

Total notes payable on real estate	$519,951	$627,528

At June 30, 2011 and December 31, 2010, $11.5 million and $1.4 million, respectively, of the non-current portion of notes payable on real estate and $2.1 million and $2.3 million, respectively, of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

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

As of June 30, 2011, our Credit Agreement provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015, (3) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; (4) a $400.0 million delayed draw seven year tranche C term loan facility with a maturity date of March 4, 2018; (5) a $400.0 million tranche D term loan facility requiring quarterly principal payments beginning September 30, 2011 and continuing through June 30, 2019, with the balance payable on September 4, 2019 and (6) an accordion provision which provides the ability to borrow an additional $800.0 million, which can be further expanded, subject to the satisfaction of what we believe are customary conditions. In regards to the tranche C and tranche D term loan facilities, we have up to 180 days from the date we entered into the incremental assumption agreement to draw on these facilities during which period we are required to pay a fee on the unused portions of each facility. After 180 days, any unused portions of these facilities would no longer be available for use. On June 30, 2011, we drew down $400.0 million of the tranche D term loan facility to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011 (see Note 17). The acquisition of ING REIM’s operations in Europe and Asia is expected to close in the second half of 2011 and we anticipate financing it primarily with the entire $400.0 million of tranche C term loan facility and cash on hand.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The revolving credit facility allows for borrowings outside of the United States (U.S.), with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our United Kingdom (U.K.) subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of June 30, 2011 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2011 and December 31, 2010, we had $111.2 million and $17.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.4% and 3.5%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2011, letters of credit totaling $13.6 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of June 30, 2011 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of June 30, 2011 and December 31, 2010, we had $323.8 million and $341.3 million, respectively, of tranche A term loan facility principal outstanding and $297.7 million and $299.2 million, respectively, of tranche B term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets. As of June 30, 2011, we also had $400.0 million of tranche D term loan facility principal outstanding, which is included in the accompanying consolidated balance sheets. As of June 30, 2011, there were no amounts outstanding under our tranche C term loan facility.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring on October 2, 2017 and $200.0 million expiring on September 4, 2019. There was no hedge ineffectiveness for the three and six months ended June 30, 2011. During the three and six months ended June 30, 2011, we recorded net losses of $13.2 million and $11.5 million, respectively, to other comprehensive loss in relation to these interest rate swap agreements. As of June 30, 2011, the fair values of these interest rate swap agreements were reflected as an $11.5 million liability and were included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements employed for these interest rate swap agreements were based on observable market data, which falls within Level 2 of the fair value hierarchy.

The Credit Agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries. Also, the Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 13.58x for the trailing twelve months ended June 30, 2011 and our leverage ratio of total debt less available cash to EBITDA was 1.25x as of June 30, 2011.

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

We had outstanding letters of credit totaling $13.3 million as of June 30, 2011, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through July 2012.

We had guarantees totaling $13.7 million as of June 30, 2011, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $13.7 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013.

In addition, as of June 30, 2011, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $2.5 billion at June 30, 2011. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $522.7 million at June 30, 2011. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2011 and December 31, 2010, CBRE MCI had $3.3 million and $2.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $4.7 million and $4.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $104.3 million (including $46.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2011.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2011, we had aggregate commitments of $18.0 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2011, we had committed to fund $21.4 million of additional capital to these unconsolidated subsidiaries.

11. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Computation of basic income per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income attributable to CB Richard Ellis Group, Inc. shareholders	$61,223	$54,790	$95,592	$48,163
Weighted average shares outstanding for basic income per share	317,698,275	312,910,934	317,133,967	312,895,372

Basic income per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.19	$0.17	$0.30	$0.15

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Computation of diluted income per share attributable to CB Richard Ellis Group, Inc. shareholders:
Net income attributable to CB Richard Ellis Group, Inc. shareholders	$61,223	$54,790	$95,592	$48,163
Weighted average shares outstanding for basic income per share	317,698,275	312,910,934	317,133,967	312,895,372
Dilutive effect of contingently issuable shares	4,040,084	2,918,526	3,776,379	2,346,809
Dilutive effect of stock options	2,354,683	2,595,767	2,599,723	2,494,663

Weighted average shares outstanding for diluted income per share	324,093,042	318,425,227	323,510,069	317,736,844

Diluted income per share attributable to CB Richard Ellis Group, Inc. shareholders	$0.19	$0.17	$0.30	$0.15

For the three and six months ended June 30, 2011, options to purchase 55,587 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

12. Comprehensive Income (Loss)

The following table provides a summary of comprehensive income (loss) (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$74,867	$44,686	$119,353	$28,499
Other comprehensive income (loss):
Foreign currency translation gain (loss)	15,550	(36,468)	45,545	(60,594)
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	(7,833)	174	(6,777)	296
Other, net	998	(75)	506	2,213

Total other comprehensive income (loss)	8,715	(36,369)	39,274	(58,085)

Comprehensive income (loss)	83,582	8,317	158,627	(29,586)
Less: Comprehensive income (loss) attributable to non-controlling interests	14,116	(10,468)	24,591	(20,388)

Comprehensive income (loss) attributable to CB Richard Ellis Group, Inc.	$69,466	$18,785	$134,036	$(9,198)

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

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$4,209	$3,884	$8,322	$7,947
Expected return on plan assets	(4,337)	(3,605)	(8,573)	(7,376)
Amortization of unrecognized net loss	345	530	682	1,085

Net periodic pension cost	$217	$809	$431	$1,656

We contributed $0.9 million and $1.8 million to fund our pension plans during the three and six months ended June 30, 2011, respectively. We expect to contribute a total of $3.7 million to fund our pension plans for the year ending December 31, 2011.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the three and six months ended June 30, 2011 and 2010 were reported in our Global Investment Management and Development Services segments as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$1,355	$978	$2,385	$978
Costs and expenses:
Operating, administrative and other	852	356	1,234	356
Depreciation and amortization	234	168	525	168

Total costs and expenses	1,086	524	1,759	524
Gain on disposition of real estate	6,601	11,879	17,638	11,879

Operating income	6,870	12,333	18,264	12,333
Interest income	—	1	—	1
Interest expense	603	715	1,353	715

Income from discontinued operations, before provision for income taxes	6,267	11,619	16,911	11,619
Provision for income taxes	—	4,479	—	4,479

Income from discontinued operations, net of income taxes	6,267	7,140	16,911	7,140
Less: Income (loss) from discontinued operations attributable to non-controlling interests	6,267	(371)	16,911	(371)

Income from discontinued operations attributable to CB Richard Ellis Group, Inc.	$—	$7,511	$—	$7,511

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Americas	$897,828	$722,255	$1,647,943	$1,367,866
EMEA	261,087	225,378	466,055	413,538
Asia Pacific	188,546	158,678	349,046	293,110
Global Investment Management	57,554	46,896	107,876	86,303
Development Services	17,203	18,712	36,403	36,985

	$1,422,218	$1,171,919	$2,607,323	$2,197,802

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EBITDA
Americas	$115,375	$89,847	$193,503	$151,835
EMEA	21,375	19,865	24,381	23,990
Asia Pacific	17,437	12,777	29,879	21,035
Global Investment Management	2,470	10,766	8,460	5,836
Development Services	9,438	28,380	22,916	33,898

	$166,095	$161,635	$279,139	$236,594

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net interest expense has been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas
Net income attributable to CB Richard Ellis Group, Inc.	$52,015	$35,038	$81,524	$37,584
Add:
Depreciation and amortization	14,831	14,997	27,662	29,687
Interest expense	25,740	38,972	51,572	78,686
Royalty and management service income	(6,895)	(5,347)	(13,515)	(9,492)
Provision for income taxes	30,951	7,062	49,327	17,431
Less:
Interest income	1,267	875	3,067	2,061

EBITDA	$115,375	$89,847	$193,503	$151,835

EMEA
Net income attributable to CB Richard Ellis Group, Inc.	$10,541	$5,278	$10,392	$6,250
Add:
Depreciation and amortization	2,253	2,384	4,515	4,774
Interest expense	18	36	157	125
Royalty and management service expense	3,422	3,329	6,153	5,541
Provision for income taxes	5,248	9,189	3,788	7,984
Less:
Interest income	107	351	624	684

EBITDA	$21,375	$19,865	$24,381	$23,990

Asia Pacific
Net income attributable to CB Richard Ellis Group, Inc.	$6,186	$5,907	$9,087	$6,650
Add:
Depreciation and amortization	1,988	2,007	3,971	4,119
Interest expense	809	613	1,229	1,170
Royalty and management service expense	3,239	1,745	6,846	3,538
Provision for income taxes	5,745	4,288	9,535	7,488
Less:
Interest income	530	1,783	789	1,930

EBITDA	$17,437	$12,777	$29,879	$21,035

Global Investment Management
Net loss attributable to CB Richard Ellis Group, Inc.	$(9,777)	$(1,119)	$(12,232)	$(9,587)
Add:
Depreciation and amortization (1)	3,405	3,613	7,191	6,470
Interest expense (2)	5,688	6,063	10,453	10,478
Royalty and management service expense	234	273	516	413
Provision for (benefit of) income taxes	3,093	1,992	2,933	(1,770)
Less:
Interest income	173	56	401	168

EBITDA (3)	$2,470	$10,766	$8,460	$5,836

Development Services
Net income attributable to CB Richard Ellis Group, Inc.	$2,258	$9,686	$6,821	$7,266
Add:
Depreciation and amortization (4)	3,142	4,783	5,749	9,029
Interest expense (5)	2,753	5,306	6,240	10,323
Provision for income taxes (6)	1,299	8,652	4,159	7,349
Less:
Interest income	14	47	53	69

EBITDA (7)	$9,438	$28,380	$22,916	$33,898

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Includes depreciation and amortization related to discontinued operations of $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively.
(2)	Includes interest expense related to discontinued operations of $0.6 million and $1.4 million for the three and six months ended June 30, 2011, respectively.
(3)	Includes EBITDA related to discontinued operations of $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively.
(4)	Includes depreciation and amortization related to discontinued operations of $0.2 million for the three and six months ended June 30, 2010.
(5)	Includes interest expense related to discontinued operations of $0.7 million for the three and six months ended June 30, 2010.
(6)	Includes provision for income taxes related to discontinued operations of $4.5 million for the three and six months ended June 30, 2010.
(7)	Includes EBITDA related to discontinued operations of $12.9 million for the three and six months ended June 30, 2010.

16. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010; condensed consolidating statements of operations for the three and six months ended June 30, 2011 and 2010; and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010, of (a) CB Richard Ellis Group, Inc. as the parent, (b) CB Richard Ellis Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CB Richard Ellis Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CB Richard Ellis Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$66	$118,592	$434,546	$198,905	$—	$752,109
Restricted cash	—	4,840	16,386	27,995	—	49,221
Receivables, net	—	—	411,097	557,488	—	968,585
Warehouse receivables (a)	—	—	308,249	—	—	308,249
Income taxes receivable	7,137	450	9,542	19,227	—	36,356
Prepaid expenses	—	1,749	40,696	57,806	—	100,251
Deferred tax assets, net	—	—	92,205	20,764	—	112,969
Real estate and other assets held for sale	—	—	558	—	—	558
Other current assets	—	—	31,884	18,872	—	50,756

Total Current Assets	7,203	125,631	1,345,163	901,057	—	2,379,054
Property and equipment, net	—	—	146,730	69,854	—	216,584
Goodwill	—	—	804,283	603,260	—	1,407,543
Other intangible assets, net	—	—	306,533	27,407	—	333,940
Investments in unconsolidated subsidiaries	—	—	96,387	48,771	—	145,158
Investments in consolidated subsidiaries	1,345,654	1,612,308	1,130,868	—	(4,088,830)	—
Intercompany loan receivable	—	1,468,486	635,000	103,453	(2,206,939)	—
Deferred tax assets, net	—	—	—	40,801	(34,501)	6,300
Real estate under development	—	—	7,573	82,896	—	90,469
Real estate held for investment	—	—	4,223	535,697	—	539,920
Available for sale securities	—	—	33,930	—	—	33,930
Other assets, net	—	47,593	38,546	43,695	—	129,834

Total Assets	$1,352,857	$3,254,018	$4,549,236	$2,456,891	$(6,330,270)	$5,282,732

Current Liabilities:
Accounts payable and accrued expenses	$—	$9,936	$130,767	$301,096	$—	$441,799
Compensation and employee benefits payable	—	626	200,924	135,512	—	337,062
Accrued bonus and profit sharing	—	—	139,405	85,564	—	224,969
Short-term borrowings:
Warehouse lines of credit (a)	—	—	302,490	—	—	302,490
Revolving credit facility	—	76,449	—	34,771	—	111,220
Other	—	—	16	—	—	16

Total short-term borrowings	—	76,449	302,506	34,771	—	413,726
Current maturities of long-term debt	—	42,000	—	38	—	42,038
Notes payable on real estate	—	—	—	153,598	—	153,598
Liabilities related to real estate and other assets held for sale	—	—	46	—	—	46
Other current liabilities	—	—	15,444	2,154	—	17,598

Total Current Liabilities	—	129,011	789,092	712,733	—	1,630,836
Long-Term Debt:
Senior secured term loans	—	979,500	—	—	—	979,500
11.625% senior subordinated notes, net	—	438,329	—	—	—	438,329
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	85	—	85
Intercompany loan payable	269,853	—	1,937,086	—	(2,206,939)	—

Total Long-Term Debt	269,853	1,767,829	1,937,086	85	(2,206,939)	1,767,914
Deferred tax liabilities, net	—	—	34,501	—	(34,501)	—
Pension liability	—	—	—	40,061	—	40,061
Non-current tax liabilities	—	—	81,217	—	—	81,217
Notes payable on real estate	—	—	—	366,353	—	366,353
Other liabilities	—	11,524	95,032	50,137	—	156,693

Total Liabilities	269,853	1,908,364	2,936,928	1,169,369	(2,241,440)	4,043,074
Commitments and contingencies	—	—	—	—	—	—
Equity:
CB Richard Ellis Group, Inc. Stockholders’ Equity	1,083,004	1,345,654	1,612,308	1,130,868	(4,088,830)	1,083,004
Non-controlling interests	—	—	—	156,654	—	156,654

Total Equity	1,083,004	1,345,654	1,612,308	1,287,522	(4,088,830)	1,239,658

Total Liabilities and Equity	$1,352,857	$3,254,018	$4,549,236	$2,456,891	$(6,330,270)	$5,282,732

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Chase Bank, N.A. (JP Morgan), Kemps Landing Capital Company, LLC (Kemps Landing), Bank of America (BofA) and TD Bank, N.A. (TD Bank) lines of credit are pledged to JP Morgan, Kemps Landing, BofA and TD Bank, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$834,952	$587,266	$—	$1,422,218
Costs and expenses:
Cost of services	—	—	502,310	337,512	—	839,822
Operating, administrative and other	9,437	1,701	231,817	189,901	—	432,856
Depreciation and amortization	—	—	14,320	11,065	—	25,385

Total costs and expenses	9,437	1,701	748,447	538,478	—	1,298,063
Gain on disposition of real estate	—	—	—	6,027	—	6,027

Operating (loss) income	(9,437)	(1,701)	86,505	54,815	—	130,182
Equity income from unconsolidated subsidiaries	—	—	11,979	5,089	—	17,068
Interest income	—	26,492	400	2,039	(27,029)	1,902
Interest expense	—	25,979	27,656	7,610	(27,029)	34,216
Royalty and management service (income) expense	—	—	(7,988)	7,988	—	—
Income from consolidated subsidiaries	67,158	67,906	15,327	—	(150,391)	—

Income from continuing operations before (benefit of) provision for income taxes	57,721	66,718	94,543	46,345	(150,391)	114,936
(Benefit of) provision for income taxes	(3,502)	(440)	26,637	23,641	—	46,336

Net income from continuing operations	61,223	67,158	67,906	22,704	(150,391)	68,600
Income from discontinued operations, net of income taxes	—	—	—	6,267	—	6,267

Net income	61,223	67,158	67,906	28,971	(150,391)	74,867
Less: Net income attributable to non-controlling interests	—	—	—	13,644	—	13,644

Net income attributable to CB Richard Ellis Group, Inc.	$61,223	$67,158	$67,906	$15,327	$(150,391)	$61,223

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,531,087	$1,076,236	$—	$2,607,323
Costs and expenses:
Cost of services	—	—	923,270	630,307	—	1,553,577
Operating, administrative and other	19,242	1,888	440,240	348,511	—	809,881
Depreciation and amortization	—	—	26,605	21,958	—	48,563

Total costs and expenses	19,242	1,888	1,390,115	1,000,776	—	2,412,021
Gain on disposition of real estate	—	—	—	7,999	—	7,999

Operating (loss) income	(19,242)	(1,888)	140,972	83,459	—	203,301
Equity income from unconsolidated subsidiaries	—	—	28,427	3,820	—	32,247
Interest income	—	52,547	1,241	3,541	(52,759)	4,570
Interest expense	—	51,873	52,150	16,670	(52,759)	67,934
Royalty and management service (income) expense	—	—	(16,235)	16,235	—	—
Income from consolidated subsidiaries	107,697	108,461	20,757	—	(236,915)	—

Income from continuing operations before (benefit of) provision for income taxes	88,455	107,247	155,482	57,915	(236,915)	172,184
(Benefit of) provision for income taxes	(7,137)	(450)	47,021	30,308	—	69,742

Net income from continuing operations	95,592	107,697	108,461	27,607	(236,915)	102,442
Income from discontinued operations, net of income taxes	—	—	—	16,911	—	16,911

Net income	95,592	107,697	108,461	44,518	(236,915)	119,353
Less: Net income attributable to non-controlling interests	—	—	—	23,761	—	23,761

Net income attributable to CB Richard Ellis Group, Inc.	$95,592	$107,697	$108,461	$20,757	$(236,915)	$95,592

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

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$18,631	$30,098	$(144,258)	$(60,861)	$(156,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(40,694)	(6,454)	(47,148)
Acquisition of businesses including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(2,290)	(38,785)	(41,075)
Contributions to unconsolidated subsidiaries	—	—	(16,873)	(221)	(17,094)
Distributions from unconsolidated subsidiaries	—	—	24,352	10,636	34,988
Net proceeds from disposition of real estate held for investment	—	—	—	109,667	109,667
Additions to real estate held for investment	—	—	—	(6,315)	(6,315)
Proceeds from the sale of servicing rights and other assets	—	—	11,332	84	11,416
(Increase) decrease in restricted cash	—	(10)	(300)	4,284	3,974
Other investing activities, net	—	—	(704)	—	(704)

Net cash (used in) provided by investing activities	—	(10)	(25,177)	72,896	47,709

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	400,000	—	—	400,000
Repayment of senior secured term loans	—	(19,000)	—	—	(19,000)
Proceeds from revolving credit facility	—	718,000	—	26,733	744,733
Repayment of revolving credit facility	—	(652,000)	—	—	(652,000)
Proceeds from notes payable on real estate held for investment	—	—	—	3,551	3,551
Repayment of notes payable on real estate held for investment	—	—	—	(91,471)	(91,471)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	1,665	1,665
Repayment of notes payable on real estate held for sale and under development	—	—	—	(26,594)	(26,594)
Proceeds from exercise of stock options	4,858	—	—	—	4,858
Incremental tax benefit from stock options exercised	14,495	—	—	—	14,495
Non-controlling interests contributions	—	—	—	8,630	8,630
Non-controlling interests distributions	—	—	—	(30,679)	(30,679)
Payment of financing costs	—	(18,255)	—	(199)	(18,454)
(Increase) decrease in intercompany receivables, net	(37,922)	(564,086)	507,119	94,889	—
Other financing activities, net	—	—	—	(91)	(91)

Net cash (used in) provided by financing activities	(18,569)	(135,341)	507,119	(13,566)	339,643
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	14,573	14,573

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62	(105,253)	337,684	13,042	245,535
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	223,845	96,862	185,863	506,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$66	$118,592	$434,546	$198,905	$752,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$53,102	$12	$15,107	$68,221

Income tax payments, net	$—	$—	$55,955	$39,789	$95,744

CB RICHARD ELLIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$9,936	$58,386	$84,825	$(52,140)	$101,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(3,376)	(3,785)	(7,161)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(2,303)	(60,417)	(62,720)
Contributions to unconsolidated subsidiaries	—	—	(7,830)	(3,022)	(10,852)
Distributions from unconsolidated subsidiaries	—	—	15,961	169	16,130
Net proceeds from disposition of real estate held for investment	—	—	—	57,249	57,249
Additions to real estate held for investment	—	—	—	(5,212)	(5,212)
Proceeds from the sale of servicing rights and other assets	—	—	9,708	33	9,741
Decrease (increase) in restricted cash	—	—	8,336	(532)	7,804
Other investing activities, net	—	—	(954)	—	(954)

Net cash provided by (used in) investing activities	—	—	19,542	(15,517)	4,025

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(60,770)	—	—	(60,770)
Proceeds from revolving credit facility	—	—	—	16,349	16,349
Repayment of revolving credit facility	—	—	—	(10,496)	(10,496)
Proceeds from notes payable on real estate held for investment	—	—	—	8,741	8,741
Repayment of notes payable on real estate held for investment	—	—	—	(48,493)	(48,493)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,214	3,214
Repayment of notes payable on real estate held for sale and under development	—	—	—	(3,412)	(3,412)
Repayment of short-term borrowings and other loans, net	—	—	(547)	(3,500)	(4,047)
Proceeds from exercise of stock options	312	—	—	—	312
Incremental tax benefit from stock options exercised	236	—	—	—	236
Non-controlling interests contributions	—	—	—	22,103	22,103
Non-controlling interests distributions	—	—	—	(6,954)	(6,954)
Payment of financing costs	—	(4,994)	—	(713)	(5,707)
(Increase) decrease in intercompany receivables, net	(10,484)	(96,284)	62,640	44,128	—
Other financing activities, net	—	—	—	(217)	(217)

Net cash (used in) provided by financing activities	(9,936)	(162,048)	62,093	20,750	(89,141)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(13,885)	(13,885)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(103,662)	166,460	(60,792)	2,006
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	242,586	283,251	215,716	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$138,924	$449,711	$154,924	$743,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$76,484	$2	$8,922	$85,408

Income tax (refunds) payments, net	$(6,424)	$(78,380)	$(9,967)	$17,724	$(77,047)

17. Subsequent Event

On July 1, 2011, we completed the CRES portion of the REIM Acquisitions, acquiring substantially all of CRES for $323.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million. We used borrowings from our tranche D term loan facility under our Credit Agreement to finance these transactions (see Note 3 and Note 9).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CB Richard Ellis Group, Inc. for the three months ended June 30, 2011 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they were in 2008 and 2009, our management has moved decisively to improve operational performance by lowering operating expenses through such actions as reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels, among others. As general economic conditions and company performance improved, we began to restore some of these expenses in 2010 and continued to do so in 2011. Notwithstanding the ongoing market recovery, a return of adverse global and regional economic trends remains one of the most significant risks to the financial condition and performance of our operations.

Economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all of our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and to improve in the second half of 2010 and the first half of 2011 following a return to positive economic growth in the United States. The current recovery has been characterized by slowly decreasing vacancy rates, stabilizing or slightly increasing rental rates, broadening credit availability and greater property sales and leasing activity. The recovery trends appeared to gain momentum in late 2010 and the first half of 2011, but market activity has generally remained well below levels experienced in 2006 and 2007.

In Europe, weakening market conditions first began to manifest in the United Kingdom in late 2007 and throughout the continent in early 2008. The major European economies also entered into a recession in 2008, which deepened and persisted through 2009. Economic activity improved in 2010 and the first half of 2011, but growth has been generally slower than in other parts of the world amid concerns about sovereign debt issues and the need for fiscal austerity. As a result, leasing activity in most of Europe has remained subdued in 2010 and the first half of 2011. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. Larger markets like London and Paris showed strong increases in investment sales starting in late 2009, but activity appeared to plateau in mid-2011. Other markets with stronger economies, such as in Germany and the Nordic countries, have continued to see brisk investment markets through the middle of 2011.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in the region in 2008 and most of 2009. Transaction activity revived significantly in late 2009, reflecting strong economic growth in countries such as Australia, China and India, and this trend has continued into the first half of 2011. The natural disasters that affected parts of the Asia Pacific region, notably Japan, Australia and New Zealand, in late 2010 and early 2011 did not have a material impact on our overall business performance in Asia Pacific during the six months ended June 30, 2011.

Deteriorating conditions also adversely affected real estate investment management and property development activity beginning in late 2007 as property values declined sharply, and both financing and disposal options became more limited. However, market conditions for these businesses began to improve in 2010 with the pace of recovery of the financing and sales markets picking up later in the year and the first part of 2011.

Notwithstanding the current market recovery, the further strengthening of our global sales, leasing, investment management and development services operations is predicated on the need for more vigorous economic growth and higher aggregate employment in major countries, especially the United States, and continued improvement in the global credit markets as well as in business and consumer confidence.

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

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V., or ING, for approximately $940 million in cash. The acquisitions include substantially all of the ING Real Estate Investment Management, or REIM, operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities, or CRES, its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions, which we refer to as the REIM Acquisitions, ING REIM is expected to become part of our Global Investment Management segment (whose business is conducted through our indirect wholly-owned subsidiary, CBRE Investors), which will continue to be an independently operated business segment upon completion of the acquisitions. CBRE Investors has primarily focused on value-add funds and separate accounts. ING REIM has primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM manages value-add and opportunity funds. There is expected to be little overlap in the companies’ client bases, with a majority of CBRE Investors’ clients being U.S.-based and a majority of ING REIM’s clients based in Europe. On July 1, 2011, we completed the acquisition of CRES for $323.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million. The acquisition of ING REIM’s operations in Europe and Asia is expected to close in the second half of 2011 and is subject to approval by certain stakeholders, including regulatory agencies in Europe and Asia.

As of December 31, 2010, the assets under management, or AUM, in the ING REIM portfolio we are acquiring totaled approximately $59.8 billion, including CRES AUM, which we acquired on July 1, 2011. CBRE Investors’ assets under management totaled $37.6 billion as of December 31, 2010. ING REIM, when combined with our existing Global Investment Management operations, will provide us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

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

Strategic in-fill acquisitions, which tend to be smaller purchases of local and/or niche market companies, have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. In light of the economic environment, we did not complete any acquisitions in 2009 and only made two small niche acquisitions in 2010, an industrial practice in the United Kingdom in the second quarter of 2010 and a commercial property asset management and consultancy services firm in Hong Kong in the fourth quarter of 2010. During the six months ended June 30, 2011, we completed three in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe and our former affiliate company in Switzerland. As market conditions continue to improve, we expect to make additional acquisitions to supplement our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which can include severance, lease termination, deferred financing and merger-related costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, we incurred $196.6 million of transaction-related expenditures in connection with our acquisition of Trammell Crow Company in 2006 and $15.8 million of transaction-related expenditures in connection with the expected REIM Acquisitions through June 30, 2011. In addition, through June 30, 2011, we incurred expenses of $62.3 million related to Trammell Crow Company in connection with the integration of its business lines, as well as accounting and other systems, into our own. As with prior material acquisitions, we anticipate incurring significant integration expenses associated with the expected REIM Acquisitions in 2011 and beyond. We expect the total (pre-tax) transaction costs relating to the REIM Acquisitions, including financing, retention and integration costs, to be approximately $150 million.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of June 30, 2011, our total debt, excluding our notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $1.9 billion, which includes $400.0 million of term loans drawn on June 30, 2011 to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. In connection with the acquisition of ING REIM’s operations in Europe and Asia (which we anticipate closing in the second half of 2011), we expect to draw down an additional $400.0 million of delayed-draw term loans that have already been secured under our credit agreement to finance such acquisitions.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies as of June 30, 2011.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenue	$1,422,218	100.0%	$1,171,919	100.0%	$2,607,323	100.0%	$2,197,802	100.0%
Costs and expenses:
Cost of services	839,822	59.1	678,714	57.9	1,553,577	59.6	1,293,908	58.9
Operating, administrative and other	432,856	30.4	372,033	31.7	809,881	31.1	710,739	32.3
Depreciation and amortization	25,385	1.8	27,616	2.4	48,563	1.8	53,911	2.5

Total costs and expenses	1,298,063	91.3	1,078,363	92.0	2,412,021	92.5	2,058,558	93.7
Gain on disposition of real estate	6,027	0.5	3,623	0.3	7,999	0.3	3,623	0.2

Operating income	130,182	9.2	97,179	8.3	203,301	7.8	142,867	6.5
Equity income from unconsolidated subsidiaries	17,068	1.2	14,235	1.2	32,247	1.2	7,651	0.3
Interest income	1,902	0.1	3,111	0.3	4,570	0.2	4,911	0.2
Interest expense	34,216	2.4	50,275	4.3	67,934	2.6	100,067	4.5

Income from continuing operations before provision for income taxes	114,936	8.1	64,250	5.5	172,184	6.6	55,362	2.5
Provision for income taxes	46,336	3.3	26,704	2.3	69,742	2.7	34,003	1.5

Income from continuing operations	68,600	4.8	37,546	3.2	102,442	3.9	21,359	1.0
Income from discontinued operations, net of income taxes	6,267	0.5	7,140	0.6	16,911	0.7	7,140	0.3

Net income	74,867	5.3	44,686	3.8	119,353	4.6	28,499	1.3
Less: Net income (loss) attributable to non-controlling interests	13,644	1.0	(10,104)	(0.9)	23,761	0.9	(19,664)	(0.9)

Net income attributable to CB Richard Ellis Group, Inc.	$61,223	4.3%	$54,790	4.7%	$95,592	3.7%	$48,163	2.2%

EBITDA (1)	$166,095	11.7%	$161,635	13.8%	$279,139	10.7%	$236,594	10.8%

EBITDA, as adjusted (1)	$172,367	12.1%	$165,241	14.1%	$292,922	11.2%	$252,694	11.5%

(1)	Includes EBITDA related to discontinued operations of $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively, and $12.9 million for the three and six months ended June 30, 2010.

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization, while amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions, cost containment and asset impairments. Our management believes that both of these measures are useful in evaluating our operating performance compared to that of other companies in our industry because the calculations of EBITDA and EBITDA, as adjusted, generally eliminate the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses these measures to evaluate the operating performance and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA and EBITDA, as adjusted, are useful to investors to assist them in getting a more accurate picture of our results from operations.

However, EBITDA and EBITDA, as adjusted, are not recognized measurements under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, readers should use EBITDA and EBITDA, as adjusted, in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA and EBITDA, as adjusted, may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and EBITDA, as adjusted, are not intended to be measures of free cash flow for our management’s discretionary use, as they do not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA and EBITDA, as adjusted, also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to CB Richard Ellis Group, Inc.	$61,223	$54,790	$95,592	$48,163
Add:
Depreciation and amortization (1)	25,619	27,784	49,088	54,079
Interest expense (2)	34,819	50,990	69,287	100,782
Provision for income taxes (3)	46,336	31,183	69,742	38,482
Less:
Interest income	1,902	3,112	4,570	4,912

EBITDA (4)	$166,095	$161,635	$279,139	$236,594
Adjustments:
Integration and other costs related to acquisitions	6,272	964	13,783	1,970
Cost containment expenses	—	2,642	—	9,677
Write-down of impaired assets	—	—	—	4,453

EBITDA, as adjusted (4)	$172,367	$165,241	$292,922	$252,694

(1)	Includes depreciation and amortization related to discontinued operations of $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively, and $0.2 million for the three and six months ended June 30, 2010.
(2)	Includes interest expense related to discontinued operations of $0.6 million and $1.4 million for the three and six months ended June 30, 2011, respectively, and $0.7 million for the three and six months ended June 30, 2010.
(3)	Includes provision for income taxes related to discontinued operations of $4.5 million for the three and six months ended June 30, 2010.
(4)	Includes EBITDA related to discontinued operations of $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively, and $12.9 million for the three and six months ended June 30, 2010.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

We reported consolidated net income of $61.2 million for the three months ended June 30, 2011 on revenue of $1.4 billion as compared to consolidated net income of $54.8 million on revenue of $1.2 billion for the three months ended June 30, 2010.

Our revenue on a consolidated basis for the three months ended June 30, 2011 increased by $250.3 million, or 21.4%, as compared to the three months ended June 30, 2010. This increase was primarily driven by higher worldwide sales (up 44.0%), leasing (up 21.8%) and outsourcing (up 13.1%) activity. Foreign currency translation had a $53.5 million positive impact on total revenue during the three months ended June 30, 2011.

Our cost of services on a consolidated basis increased by $161.1 million, or 23.7%, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission accruals. In addition, commission reinstatements to pre-recession levels in the third quarter of 2010 contributed to the increase. Higher salaries and related costs associated with our global property and facilities management contracts and additions to headcount in anticipation of transaction revenue growth also contributed to the increase in cost of services in the current year. Foreign currency translation had a $30.7 million negative impact on cost of services during the three months ended June 30, 2011. Cost of services as a percentage of revenue increased to 59.1% for the three months ended June 30, 2011 from 57.9% for the three months ended June 30, 2010, primarily driven by the aforementioned commission reinstatements and additions to headcount.

Our operating, administrative and other expenses on a consolidated basis increased by $60.8 million, or 16.3%, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was primarily driven by higher payroll-related costs, which resulted from our improved operating performance and increased headcount, as well as the restoration of salaries to pre-recession levels in the third quarter of 2010, substantially restored bonus target levels in the fourth quarter of 2010 and the reinstatement of our U.S. 401(k) company match in December 2010. Also contributing to the increase was higher carried interest incentive compensation expense accruals and increased marketing and travel costs in support of our growing revenue in the current year period. Foreign currency translation had a $16.8 million negative impact on total operating expenses during the three months ended June 30, 2011. Nevertheless, operating expenses as a percentage of revenue decreased to 30.4% for the three months ended June 30, 2011 from 31.7% for the three months ended June 30, 2010, which is indicative of effective cost control in the indirect and support areas of our business.

Our depreciation and amortization expense on a consolidated basis decreased by $2.2 million, or 8.1%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decrease was primarily attributable to lower depreciation expense within our Development Services and Americas segments in the current year.

Our gain on disposition of real estate on a consolidated basis was $6.0 million for the three months ended June 30, 2011 as compared to $3.6 million for the three months ended June 30, 2010. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $2.8 million, or 19.9%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase was primarily driven by higher equity income reported by our Global Investment Management segment in the current year.

Our consolidated interest income was $1.9 million for the three months ended June 30, 2011, a decrease of $1.2 million, or 38.9%, as compared to the three months ended June 30, 2010. This decrease was mainly driven by higher interest income reported in our Asia Pacific segment in the prior year, which resulted from the final measurement of a deferred purchase obligation related to the purchase of the remaining non-controlling interests in our Indian subsidiary.

Our consolidated interest expense decreased by $16.1 million, or 31.9%, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease was primarily due to lower interest expense associated with our credit agreement due to debt repayments made in the second half of 2010 and lower interest rates resulting from our refinancing activities in the fourth quarter of 2010. This decrease was partially offset by interest expense incurred related to the $350.0 million of 6.625% senior notes issued on October 8, 2010.

Our provision for income taxes on a consolidated basis was $46.3 million for the three months ended June 30, 2011 as compared to $26.7 million for the three months ended June 30, 2010. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 43.1% for the three months ended June 30, 2011 as compared to 36.1% for the three months ended June 30, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of an increase in income reported in the current year as well as a change in our mix of domestic and foreign earnings (losses), including a greater impact in the current year of losses sustained in jurisdictions where no tax benefit could be provided. We expect that the impact of such losses should lessen as 2011 progresses such that we believe our full year 2011 effective tax rate should approximate 40%.

Our consolidated income from discontinued operations, net of income taxes, was $6.3 million for the three months ended June 30, 2011 as compared to $7.1 million for the three months ended June 30, 2010. The income in the current period was reported in our Global Investment Management segment and mostly related to a gain from a property sale, which was all attributable to non-controlling interests. The income in the prior year period was reported in our Development Services segment and mostly related to a gain on a property sale.

Our net income attributable to non-controlling interests on a consolidated basis was $13.6 million for the three months ended June 30, 2011 as compared to a net loss attributable to non-controlling interests of $10.1 million for the three months ended June 30, 2010. This activity primarily reflects our non-controlling interests’ share of income and losses within our Global Investment Management and Development Services segments.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We reported consolidated net income of $95.6 million for the six months ended June 30, 2011 on revenue of $2.6 billion as compared to consolidated net income of $48.2 million on revenue of $2.2 billion for the six months ended June 30, 2010.

Our revenue on a consolidated basis for the six months ended June 30, 2011 increased by $409.5 million, or 18.6%, as compared to the six months ended June 30, 2010. This increase was primarily driven by higher worldwide sales (up 40.0%), leasing (up 15.4%) and outsourcing (up 13.4%) activity. Foreign currency translation had a $71.9 million positive impact on total revenue during the six months ended June 30, 2011.

Our cost of services on a consolidated basis increased by $259.7 million, or 20.1%, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. As previously mentioned, our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission accruals. In addition, commission reinstatements to pre-recession levels in the third quarter of 2010 contributed to the increase. Higher salaries and related costs associated with our global property and facilities management contracts and additions to headcount in anticipation of transaction revenue growth also contributed to the increase in cost of services in the current year. Foreign currency translation had a $41.8 million negative impact on cost of services during the six months ended June 30, 2011. Cost of services as a percentage of revenue increased to 59.6% for the six months ended June 30, 2011 from 58.9% for the six months ended June 30, 2010, primarily driven by the aforementioned commission reinstatements and additions to headcount.

Our operating, administrative and other expenses on a consolidated basis increased by $99.1 million, or 13.9%, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was primarily driven by higher payroll-related costs, which resulted from our improved operating performance and increased headcount, as well as the restoration of salaries to pre-recession levels in the third quarter of 2010, substantially restored bonus target levels in the fourth quarter of 2010 and the reinstatement of our U.S. 401(k) company match in December 2010. Also contributing to the increase was higher carried interest incentive compensation expense accruals and increased marketing and travel costs in support of our growing revenue during the six months ended June 30, 2011. Foreign currency translation had a $21.5 million negative impact on total operating expenses during the six months ended June 30, 2011. Nevertheless, operating expenses as a percentage of revenue decreased to 31.1% for the six months ended June 30, 2011 from 32.3% for the six months ended June 30, 2010, which is indicative of effective cost control in the indirect and support areas of our business.

Our depreciation and amortization expense on a consolidated basis decreased by $5.3 million, or 9.9%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This decrease was primarily attributable to lower depreciation expense within our Americas and Development Services segments in the current year.

Our gain on disposition of real estate on a consolidated basis was $8.0 million for the six months ended June 30, 2011 as compared to $3.6 million for the six months ended June 30, 2010. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $24.6 million, or 321.5%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the current year. Also contributing to the increase were higher impairment charges associated with equity investments in our Global Investment Management segment in the prior year.

Our consolidated interest income was relatively consistent at $4.6 million for the six months ended June 30, 2011 versus $4.9 million for the six months ended June 30, 2010.

Our consolidated interest expense decreased by $32.1 million, or 32.1%, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease was primarily due to lower interest expense associated with our credit agreement due to debt repayments made in the second half of 2010 and lower interest rates resulting from our refinancing activities in the fourth quarter of 2010. This decrease was partially offset by interest expense incurred related to the $350.0 million of 6.625% senior notes issued on October 8, 2010.

Our provision for income taxes on a consolidated basis was $69.7 million for the six months ended June 30, 2011 as compared to $34.0 million for the six months ended June 30, 2010. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 42.2% for the six months ended June 30, 2011 as compared to 45.5% for the six months ended June 30, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of a significant increase in income reported in the current year as well as a change in our mix of domestic and foreign earnings (losses), including losses sustained in jurisdictions where no tax benefit could be provided.

Our consolidated income from discontinued operations, net of income taxes, was $16.9 million for the six months ended June 30, 2011 as compared to $7.1 million for the six months ended June 30, 2010. The income in the current period was reported in our Global Investment Management segment and mostly related to gains from property sales, which was all attributable to non-controlling interests. The income in the prior year period was reported in our Development Services segment and mostly related to a gain on a property sale.

Our net income attributable to non-controlling interests on a consolidated basis was $23.8 million for the six months ended June 30, 2011 as compared to a net loss attributable to non-controlling interests of $19.7 million for the six months ended June 30, 2010. This activity primarily reflects our non-controlling interests’ share of income and losses within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Americas
Revenue	$897,828	100.0%	$722,255	100.0%	$1,647,943	100.0%	$1,367,866	100.0%
Costs and expenses:
Cost of services	567,338	63.2	448,937	62.2	1,044,667	63.4	859,224	62.8
Operating, administrative and other	217,473	24.2	186,075	25.8	414,890	25.2	360,916	26.4
Depreciation and amortization	14,831	1.7	14,997	2.0	27,662	1.6	29,687	2.2

Operating income	$98,186	10.9%	$72,246	10.0%	$160,724	9.8%	$118,039	8.6%

EBITDA (1)	$115,375	12.9%	$89,847	12.4%	$193,503	11.7%	$151,835	11.1%

EMEA
Revenue	$261,087	100.0%	$225,378	100.0%	$466,055	100.0%	$413,538	100.0%
Costs and expenses:
Cost of services	155,738	59.6	132,132	58.6	287,011	61.6	251,583	60.8
Operating, administrative and other	84,195	32.2	72,820	32.3	154,977	33.3	137,796	33.3
Depreciation and amortization	2,253	0.9	2,384	1.1	4,515	0.9	4,774	1.2

Operating income	$18,901	7.3%	$18,042	8.0%	$19,552	4.2%	$19,385	4.7%

EBITDA (1)	$21,375	8.2%	$19,865	8.8%	$24,381	5.2%	$23,990	5.8%

Asia Pacific
Revenue	$188,546	100.0%	$158,678	100.0%	$349,046	100.0%	$293,110	100.0%
Costs and expenses:
Cost of services	116,746	61.9	97,645	61.5	221,899	63.6	183,101	62.5
Operating, administrative and other	53,862	28.6	48,220	30.4	95,966	27.5	88,925	30.3
Depreciation and amortization	1,988	1.0	2,007	1.3	3,971	1.1	4,119	1.4

Operating income	$15,950	8.5%	$10,806	6.8%	$27,210	7.8%	$16,965	5.8%

EBITDA (1)	$17,437	9.2%	$12,777	8.1%	$29,879	8.6%	$21,035	7.2%

Global Investment Management
Revenue	$57,554	100.0%	$46,896	100.0%	$107,876	100.0%	$86,303	100.0%
Costs and expenses:
Operating, administrative and other	57,942	100.7	39,930	85.1	103,498	95.9	80,869	93.7
Depreciation and amortization	3,171	5.5	3,613	7.7	6,666	6.2	6,470	7.5

Operating (loss) income	$(3,559)	(6.2)%	$3,353	7.2%	$(2,288)	(2.1)%	$(1,036)	(1.2)%

EBITDA (1) (2)	$2,470	4.3%	$10,766	23.0%	$8,460	7.8%	$5,836	6.8%

Development Services
Revenue	$17,203	100.0%	$18,712	100.0%	$36,403	100.0%	$36,985	100.0%
Costs and expenses:
Operating, administrative and other	19,384	112.7	24,988	133.5	40,550	111.4	42,233	114.2
Depreciation and amortization	3,142	18.2	4,615	24.7	5,749	15.8	8,861	24.0
Gain on disposition of real estate	6,027	35.0	3,623	19.4	7,999	22.0	3,623	9.8

Operating income (loss)	$704	4.1%	$(7,268)	(38.8)%	$(1,897)	(5.2)%	$(10,486)	(28.4)%

EBITDA (1) (3)	$9,438	54.9%	$28,380	151.7%	$22,916	63.0%	$33,898	91.7%

(1)	See Note 15 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CB Richard Ellis Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively.
(3)	Includes EBITDA related to discontinued operations of $12.9 million for the three and six months ended June 30, 2010.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Americas

Revenue increased by $175.6 million, or 24.3%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This improvement was primarily driven by higher sales and leasing activity as well as increased commercial mortgage brokerage and outsourcing activity. Foreign currency translation had a $7.5 million positive impact on total revenue during the three months ended June 30, 2011.

Cost of services increased by $118.4 million, or 26.4%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. In addition, commission reinstatements to pre-recession levels in the third quarter of 2010 contributed to the increase. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $4.6 million negative impact on cost of services during the three months ended June 30, 2011. Cost of services as a percentage of revenue increased to 63.2% for the three months ended June 30, 2011 from 62.2% for the three months ended June 30, 2010, mainly due to the commission reinstatements.

Operating, administrative and other expenses increased by $31.4 million, or 16.9%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount and improved operating performance as well as the restoration of salaries to pre-recession levels in the third quarter of 2010, substantially restored bonus target levels in the fourth quarter of 2010 and the reinstatement of our U.S. 401(k) company match in December 2010. Also contributing to the increase were higher marketing and travel costs in support of our growing revenue. Foreign currency translation had a $1.8 million negative impact on total operating expenses during the three months ended June 30, 2011.

EMEA

Revenue increased by $35.7 million, or 15.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, driven by foreign currency translation, which had a $25.2 million positive impact on total revenue during the three months ended June 30, 2011. Leasing and outsourcing growth also drove the increase, particularly in France, the Netherlands, Spain and the United Kingdom.

Cost of services increased by $23.6 million, or 17.9%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, largely due to foreign currency translation, which had a $14.8 million negative impact on cost of services during the three months ended June 30, 2011. The increase was also driven by increased headcount resulting from select hiring in 2010 and early 2011 in anticipation of improving transaction revenue and in support of new initiatives and recently won contracts that we believe should translate into meaningful revenue. Cost of services as a percentage of revenue increased to 59.6% for the three months ended June 30, 2011 from 58.6% for the three months ended June 30, 2010, primarily driven by the previously mentioned additions to headcount.

Operating, administrative and other expenses increased by $11.4 million, or 15.6%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, largely due to foreign currency translation, which had a $7.5 million negative impact on total operating expenses during the three months ended June 30, 2011. The increase was also driven by higher payroll-related costs, including bonuses, largely resulting from additions to headcount.

Asia Pacific

Revenue increased by $29.9 million, or 18.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, driven by foreign currency translation, which had a $19.4 million positive impact on total revenue during the three months ended June 30, 2011. Higher outsourcing activity in Asia, most notably in India, increased sales activity, led by Australia and China, and increased leasing activity, particularly in China, also contributed to the improvement.

Cost of services increased by $19.1 million, or 19.6%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, largely driven by foreign currency translation, which had an $11.3 million negative impact on cost of services during the three months ended June 30, 2011. Higher salaries and related costs associated with our property and facilities management contracts as well as increases in headcount throughout the region also contributed to the increase. Cost of services as a percentage of revenue was relatively consistent at 61.9% for the three months ended June 30, 2011 versus 61.5% for the three months ended June 30, 2010.

Operating, administrative and other expenses increased by $5.6 million, or 11.7%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase was primarily due to foreign currency translation, which had a $5.9 million negative impact on total operating expenses during the three months ended June 30, 2011, and higher payroll related costs due to increased headcount. These increases were partially offset by lower legal fees incurred in the current year.

Global Investment Management

Revenue increased by $10.7 million, or 22.7%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This was largely driven by higher asset management fees in the current year. Foreign currency translation had a $1.4 million positive impact on total revenue during the three months ended June 30, 2011.

Operating, administrative and other expenses increased by $18.0 million, or 45.1%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase was primarily driven by a net accrual for carried interest incentive compensation of $5.3 million for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management during the three months ended June 30, 2011 as compared to a net reversal of carried interest incentive compensation of $0.5 million in the prior year period. Also contributing to the increase were higher bonus accruals and costs incurred in the current year associated with the REIM Acquisitions. Foreign currency translation had a $1.6 million negative impact on total operating expenses during the three months ended June 30, 2011.

Total AUM as of June 30, 2011 amounted to $39.1 billion, up 4.0% from year-end 2010 and 16.0% from the second quarter of 2010. The second-quarter 2011 total AUM does not yet include $21.1 billion of global listed real estate securities assets now managed by CBRE Clarion Securities, which were acquired from ING on July 1, 2011.

Development Services

Revenue decreased by $1.5 million, or 8.1%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to lower rental income as a result of property dispositions.

Operating, administrative and other expenses decreased by $5.6 million, or 22.4%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decrease was primarily driven by lower bonus accruals (largely due to prior-year property sales in excess of current-year property sales) and lower property operating expenses as a result of the property dispositions noted above.

Development projects in process as of June 30, 2011 totaled $4.9 billion, unchanged from year-end 2010 and up $0.5 billion from the second quarter of 2010. The inventory of deals in the pipeline as of June 30, 2011 was $1.4 billion, up $0.2 billion from year-end 2010 and $0.6 billion from the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Americas

Revenue increased by $280.1 million, or 20.5%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This improvement was primarily driven by higher sales and leasing activity as well as increased commercial mortgage brokerage and outsourcing activity. Foreign currency translation had a $13.3 million positive impact on total revenue during the six months ended June 30, 2011.

Cost of services increased by $185.4 million, or 21.6%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. In addition, commission reinstatements to pre-recession levels in the third quarter of 2010 contributed to the increase. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had an $8.3 million negative impact on cost of services during the six months ended June 30, 2011. Cost of services as a percentage of revenue increased slightly to 63.4% for the six months ended June 30, 2011 from 62.8% for the six months ended June 30, 2010, primarily due to the commission reinstatements.

Operating, administrative and other expenses increased by $54.0 million, or 15.0%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount and improved operating performance as well as the restoration of salaries to pre-recession levels in the third quarter of 2010, substantially restored bonus target levels in the fourth quarter of 2010 and the reinstatement of our U.S. 401(k) company match in December 2010. Also contributing to the increase were higher marketing and travel costs in support of our growing revenue. Foreign currency translation had a $3.2 million negative impact on total operating expenses during the six months ended June 30, 2011.

EMEA

Revenue increased by $52.5 million, or 12.7%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, driven by foreign currency translation, which had a $25.4 million positive impact on total revenue during the six months ended June 30, 2011. Also contributing to the increase was higher outsourcing activities throughout the region, and increased sales and leasing activity, led by France and the United Kingdom.

Cost of services increased by $35.4 million, or 14.1%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, driven by foreign currency translation, which had a $14.4 million negative impact on cost of services during the six months ended June 30, 2011. Also contributing to the increase were additions to headcount resulting from select hiring in 2010 and early 2011 in anticipation of improving transaction revenue and in support of new initiatives and recently won contracts that we believe should translate into meaningful revenue. Cost of services as a percentage of revenue increased to 61.6% for the six months ended June 30, 2011 from 60.8% for the six months ended June 30, 2010, primarily driven by a shift in the mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year, as well as the previously mentioned additions to headcount.

Operating, administrative and other expenses increased by $17.2 million, or 12.5%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, driven by foreign currency translation, which had a $7.3 million negative impact on total operating expenses during the six months ended June 30, 2011. The increase was also driven by higher payroll-related costs largely resulting from additions to headcount and higher marketing and travel costs in support of our growing revenue in the current year.

Asia Pacific

Revenue increased by $55.9 million, or 19.1%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, driven by foreign currency translation, which had a $31.8 million positive impact on total revenue during the six months ended June 30, 2011. Higher sales activity, led by Australia and China, increased leasing activity, particularly in China, and higher outsourcing activity in Asia, most notably in India, also contributed to the increase.

Cost of services increased by $38.8 million, or 21.2%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, driven by foreign currency translation, which had a $19.1 million negative impact on cost of services during the six months ended June 30, 2011. Higher salaries and related costs associated with our property and facilities management contracts, increases in headcount throughout the region and higher commission expense resulting from increased transaction revenue also contributed to the increase. Cost of services as a percentage of revenue increased to 63.6% for the six months ended June 30, 2011 as compared to 62.5% for the six months ended June 30, 2010, primarily driven by additions to headcount.

Operating, administrative and other expenses increased by $7.0 million, or 7.9%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was primarily due to foreign currency translation, which had a $9.4 million negative impact on total operating expenses during the six months ended June 30, 2011 and higher payroll related costs due to increased headcount. These increases were partially offset by lower legal fees incurred in the current year.

Global Investment Management

Revenue increased by $21.6 million, or 25.0%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This was largely driven by higher asset management and acquisition fees in the current year. Foreign currency translation had a $1.4 million positive impact on total revenue during the six months ended June 30, 2011.

Operating, administrative and other expenses increased by $22.6 million, or 28.0%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was primarily driven by costs incurred in the current year associated with the REIM Acquisitions. Also contributing to the increase were higher carried interest incentive compensation and higher bonus accruals in the current year. Foreign currency translation had a $1.6 million negative impact on total operating expenses during the six months ended June 30, 2011.

Development Services

Revenue was relatively consistent at $36.4 million for the six months ended June 30, 2011 versus $37.0 million for the six months ended June 30, 2010.

Operating, administrative and other expenses decreased by $1.7 million, or 4.0%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This decrease was primarily driven by lower property operating expenses as a result of property dispositions.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2011 expected capital requirements include up to $100.0 million of anticipated net capital expenditures. During the six months ended June 30, 2011, we incurred $35.3 million of net capital expenditures. As of June 30, 2011, we had aggregate commitments of $18.0 million to fund future co-investments in our Global Investment Management business, all of which is expected to be funded in 2011. Additionally, as of June 30, 2011, we had committed to fund $21.4 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING for approximately $940 million in cash. The acquisitions include substantially all of the ING REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business. On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. In addition, we expect to incur transaction costs relating to the acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. On July 1, 2011, we acquired CRES for $323.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million. We used borrowings from our tranche D term loan facility under our credit agreement to finance these transactions. The acquisition of ING REIM’s operations in Europe and Asia is expected to close in the second half of 2011 and is subject to approval by certain stakeholders, including regulatory agencies in Europe and Asia. We anticipate financing the acquisition of ING REIM’s operations in Europe and Asia primarily with $400.0 million of new delayed-draw term loans and cash on hand.

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

As evidenced above, from time to time, we consider potential strategic acquisitions. We believe that any future significant acquisitions that we make most likely would require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms, or at all, in the future if we decide to make any further material acquisitions.

Our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally are comprised of three elements. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If our cash flow is insufficient, then we expect that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancing or amendments would be available on attractive terms, if at all.

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $40.1 million and $40.0 million at June 30, 2011 and December 31, 2010, respectively. We expect to contribute a total of $3.7 million to fund our pension plans for the year ending December 31, 2011, of which $1.8 million was funded as of June 30, 2011.

The third long-term liquidity need is the payment of deferred obligations related to acquisitions. As of June 30, 2011, we had $13.6 million of deferred purchase obligations outstanding related to in-fill acquisitions completed during the six months ended June 30, 2011. As of December 31, 2010, there were no deferred purchase obligations outstanding.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $156.4 million for the six months ended June 30, 2011 as compared to net cash provided by operating activities of $101.0 million for the six months ended June 30, 2010. The increase in cash used in operating activities in the current year versus the same period last year was primarily due to higher bonuses, commissions and income taxes paid in the current year. These items were partially offset by a decrease in real estate held for sale and under development and an increase in bonus accruals in the current year as well as improved operating performance in the current year.

Investing Activities

Net cash provided by investing activities totaled $47.7 million for the six months ended June 30, 2011, an increase of $43.7 million as compared to the six months ended June 30, 2010. The increase was primarily driven by higher net proceeds received from the disposition of real estate held for investment and higher distributions received from investments in unconsolidated subsidiaries in the current year as well as greater payments associated with in-fill acquisitions in the prior year. These increases were partially offset by higher capital expenditures and contributions to investments in unconsolidated subsidiaries in the current year.

Financing Activities

Net cash provided by financing activities totaled $339.6 million for the six months ended June 30, 2011 as compared to net cash used in financing activities of $89.1 million for the six months ended June 30, 2010. The increase in cash provided by financing activities in the current year versus the same period last year was primarily due to $400.0 million of tranche D term loan facilities drawn at June 30, 2011 used to finance the CRES portion of the REIM Acquisitions that closed on July 1, 2011. In addition, higher net borrowings under our revolving credit facility in the current year as well as higher repayments of our senior secured term loans in the prior year also contributed to the increase. These items were partially offset by higher net repayments of notes payable on real estate and greater distributions to non-controlling interests in the current year.

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

Our Credit Agreement currently provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015, (3) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; (4) a $400.0 million delayed draw seven year tranche C term loan facility with a maturity date of March 4, 2018; (5) a $400.0 million tranche D term loan facility requiring quarterly principal payments beginning September 30, 2011 and continuing through June 30, 2019, with the balance payable on September 4, 2019 and (6) an accordion provision which provides the ability to borrow an additional $800.0 million, which can be further expanded, subject to the satisfaction of what we believe are customary conditions. In regards to the tranche C and tranche D term loan facilities, we have up to 180 days from the date we entered into the related incremental assumption agreement to draw on these facilities during which period we are required to pay a fee on the unused portions of each facility. After 180 days, any unused portions of these facilities will no longer be available for use. On June 30, 2011, we drew down $400.0 million of the tranche D term loan facility to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. The acquisition of ING REIM’s operations in Europe and Asia is expected to close in the second half of 2011 and we anticipate financing it primarily with the entire $400.0 million of the tranche C term loan facility and cash on hand.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of June 30, 2011 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2011 and December 31, 2010, we had $111.2 million and $17.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.4% and 3.5%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of June 30, 2011, letters of credit totaling $13.6 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of June 30, 2011 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of June 30, 2011 and December 31, 2010, we had $323.8 million and $341.3 million, respectively, of tranche A term loan facility principal outstanding and $297.7 million and $299.2 million, respectively, of tranche B term loan facility principal outstanding, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of June 30, 2011, we also had $400.0 million of tranche D term loan facility principal outstanding, which is included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of June 30, 2011, there were no amounts outstanding under our tranche C term loan facility.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring on October 2, 2017 and $200.0 million expiring on September 4, 2019. There was no hedge ineffectiveness for the three and six months ended June 30, 2011. As of June 30, 2011, the fair values of these interest rate swap agreements were reflected as an $11.5 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The Credit Agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries. Also, the Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment.

On October 8, 2010, CB Richard Ellis Services, Inc., or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $350.0 million at both June 30, 2011 and December 31, 2010.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report, net of unamortized discount, was $438.3 million and $437.7 million at June 30, 2011 and December 31, 2010, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 13.58x for the trailing twelve months ended June 30, 2011 and our leverage ratio of total debt less available cash to EBITDA was 1.25x as of June 30, 2011. We may from time to time, in our sole discretion, look for opportunities to reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

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

We had short-term borrowings of $413.7 million and $471.4 million with related average interest rates of 3.1% and 2.8% as of June 30, 2011 and December 31, 2010, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 1, 2011. As of June 30, 2011 and December 31, 2010, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2012. As of June 30, 2011 and December 31, 2010, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2012. As of June 30, 2011 and December 31, 2010, there were no amounts outstanding under this facility.

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

Our wholly-owned subsidiary, CBRE Capital Markets, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, BofA, TD Bank, N.A., or TD Bank, and Kemps Landing Capital Company, LLC, or Kemps Landing, for the purpose of funding mortgage loans that will be resold and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. Effective October 12, 2010 through January 10, 2011, the warehouse line of credit was temporarily increased from $210.0 million to $250.0 million. Effective November 22, 2010 through February 1, 2011, the warehouse line of credit was temporarily increased further from $250.0 million to $300.0 million. This agreement has been amended several times and currently provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily LIBOR plus 2.50% and has a maturity date of September 28, 2011.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and currently provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of May 30, 2012.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. This agreement provides for a $75.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of December 31, 2011.

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

During the six months ended June 30, 2011, we had a maximum of $557.0 million of warehouse lines of credit principal outstanding. As of June 30, 2011 and December 31, 2010, we had $302.5 million and $453.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $308.2 million and $485.4 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of June 30, 2011 and December 31, 2010, respectively, and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $13.3 million as of June 30, 2011, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business as well as in connection with certain insurance programs. The letters of credit expire at varying dates through July 2012.

We had guarantees totaling $13.7 million as of June 30, 2011, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $13.7 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013.

In addition, as of June 30, 2011, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $2.5 billion at June 30, 2011. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $522.7 million at June 30, 2011. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2011 and December 31, 2010, CBRE MCI had $3.3 million and $2.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $4.7 million and $4.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $104.3 million (including $46.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2011.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2011, we had aggregate commitments of $18.0 million to fund future co-investments, all of which is expected to be funded in 2011. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2011, we had committed to fund $21.4 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements of ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The requirements of ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption prohibited. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact of adoption of this update on our consolidated financial statements, but do not expect it to have a material impact.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.” This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted, and will require retrospective application for all periods presented. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	our ability to close the REIM Acquisitions in Europe and Asia and the timing of such closings;

•	integration issues arising out of the REIM Acquisitions and other companies we may acquire;

•	costs relating to the REIM Acquisitions and other businesses we may acquire;

•	the sustainability of the recovery in our investment sales and leasing business from the recessionary levels in 2008 and 2009;

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

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

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in our Annual Report on Form 10-K for the year ended December 31, 2010, in particular in Item 1A, Risk Factors, or in the other documents and reports we file with the Securities and Exchange Commission.

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

During the six months ended June 30, 2011, approximately 40% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

On February 2, 2011, we entered into four option agreements, including one to sell a notional amount of 0.4 million Euros, which expired on March 29, 2011, one to sell a notional amount of 6.5 million Euros, which expired on June 28, 2011, one to sell a notional amount of 6.5 million Euros, which expires on September 28, 2011 and one to sell a notional amount of 22.0 million Euros, which expires on December 28, 2011. On February 3, 2011, we entered into an additional four option agreements, including one to sell a notional amount of 4.0 million British pounds sterling, which was exercised on March 29, 2011, one to sell a notional amount of 7.4 million British pounds sterling, which was exercised on June 28, 2011, one to sell a notional amount of 6.8 million British pounds sterling, which expires on September 28, 2011 and one to sell a notional amount of 12.0 million British pounds sterling, which expires on December 28, 2011. On February 23, 2011, we entered into three additional option agreements, including one to sell a notional amount of 2.1 million British pounds sterling, which was exercised on June 28, 2011, one to sell a notional amount of 2.0 million British pounds sterling, which expires on September 28, 2011 and one to sell a notional amount of 2.8 million British pounds sterling, which expires on December 28, 2011. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were charges of $1.2 million and $2.6 million for the three and six months ended June 30, 2011, respectively, resulting from net losses on foreign currency exchange option agreements.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring on October 2, 2017 and $200.0 million expiring on September 4, 2019. There was no hedge ineffectiveness for the three and six months ended June 30, 2011. As of June 30, 2011, the fair values of these interest rate swap agreements were reflected as an $11.5 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.0 billion at June 30, 2011. Based on dealers’ quotes, the estimated fair values of our 6.625% and 11.625% senior subordinated notes were $359.6 million and $509.0 million, respectively, at June 30, 2011.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at June 30, 2011, the net impact of the additional interest cost would be a decrease of $2.7 million on pre-tax income and an increase of $2.7 million on cash used in operating activities for the six months ended June 30, 2011.

We also have $520.0 million of notes payable on real estate as of June 30, 2011. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $1.4 million for the six months ended June 30, 2011. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	First Amendment, dated June 20, 2011, to Share Purchase Agreement (CRES), dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others*

2.2	Second Amendment dated July 1, 2011, to Share Purchase Agreement (CRES), dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others*

2.3	First Amendment, dated June 20, 2011, to Share Purchase Agreement (PERE), dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others*

3.1	Restated Certificate of Incorporation of CB Richard Ellis Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 (incorporated by reference to Exhibit 3.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

3.2	Amended and Restated By-laws of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 3.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 5, 2008)

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (Securityholders’ Agreement), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 23, 2009)

Exhibit Number	Description

4.2(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on September 10, 2009)

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on October 12, 2010)

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on November 17, 2010)

11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS GROUP, INC.

Date: August 9, 2011	/s/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: August 9, 2011	/s/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)