Form 10-Q
period 2011-09-30
CBRE GROUP, INC.
filed 2011-11-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 001 – 32205

CBRE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11150 Santa Monica Boulevard, Suite 1600 Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

(310) 405-8900	CB RICHARD ELLIS GROUP, INC.
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year if changed since last report)

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

The number of shares of Class A common stock outstanding at October 31, 2011 was 327,967,523.

FORM 10-Q

September 30, 2011

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$662,594	$506,574
Restricted cash	388,068	52,257
Receivables, less allowance for doubtful accounts of $36,179 and $33,272 at September 30, 2011 and December 31, 2010, respectively	997,931	940,167
Warehouse receivables	690,229	485,433
Trading securities	116,530	—
Income taxes receivable	9,080	—
Prepaid expenses	104,339	96,951
Deferred tax assets, net	113,978	112,304
Real estate under development	55,766	—
Real estate and other assets held for sale	29,589	16,295
Other current assets	57,807	50,889

Total Current Assets	3,225,911	2,260,870
Property and equipment, net	249,889	188,397
Goodwill	1,581,760	1,323,801
Other intangible assets, net of accumulated amortization of $193,829 and $166,295 at September 30, 2011 and December 31, 2010, respectively	514,662	332,855
Investments in unconsolidated subsidiaries	145,882	138,973
Deferred tax assets, net	—	10,320
Real estate under development	40,882	112,819
Real estate held for investment	484,667	626,395
Available for sale securities	35,370	31,936
Other assets, net	136,080	95,202

Total Assets	$6,415,103	$5,121,568

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$495,833	$445,337
Compensation and employee benefits payable	318,984	346,539
Accrued bonus and profit sharing	340,907	455,523
Securities sold, not yet purchased	99,727	—
Income taxes payable	—	18,398
Short-term borrowings:
Warehouse lines of credit	676,796	453,835
Revolving credit facility	41,254	17,516
Other	16	16

Total short-term borrowings	718,066	471,367
Current maturities of long-term debt	46,018	38,086
Notes payable on real estate	166,056	154,213
Liabilities related to real estate and other assets held for sale	20,703	12,152
Other current liabilities	21,877	15,153

Total Current Liabilities	2,228,171	1,956,768
Long-Term Debt:
Senior secured term loans	1,364,000	602,500
11.625% senior subordinated notes, net of unamortized discount of $11,333 and $12,318 at September 30, 2011 and December 31, 2010, respectively	438,667	437,682
6.625% senior notes	350,000	350,000
Other long-term debt	84	54

Total Long-Term Debt	2,152,751	1,390,236
Pension liability	38,140	40,007
Deferred tax liabilities, net	28,084	—
Non-current tax liabilities	83,680	78,306
Notes payable on real estate	313,576	461,665
Other liabilities	212,639	128,791

Total Liabilities	5,057,041	4,055,773
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 327,906,396 and 323,594,919 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3,279	3,236
Additional paid-in capital	871,254	814,244
Accumulated earnings	344,736	185,337
Accumulated other comprehensive loss	(136,895)	(94,602)

Total CBRE Group, Inc. Stockholders’ Equity	1,082,374	908,215
Non-controlling interests	275,688	157,580

Total Equity	1,358,062	1,065,795

Total Liabilities and Equity	$6,415,103	$5,121,568

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$1,534,463	$1,266,218	$4,141,786	$3,464,020
Costs and expenses:
Cost of services	894,607	735,393	2,448,184	2,029,301
Operating, administrative and other	469,138	374,815	1,279,019	1,085,554
Depreciation and amortization	31,308	25,605	79,871	79,516

Total costs and expenses	1,395,053	1,135,813	3,807,074	3,194,371
Gain on disposition of real estate	3,595	174	11,594	3,797

Operating income	143,005	130,579	346,306	273,446
Equity income from unconsolidated subsidiaries	6,714	3,682	38,961	11,333
Other loss	5,809	—	5,809	—
Interest income	2,493	1,463	7,063	6,374
Interest expense	39,080	49,755	107,014	149,822

Income from continuing operations before provision for income taxes	107,323	85,969	279,507	141,331
Provision for income taxes	47,290	38,075	117,032	72,078

Income from continuing operations	60,033	47,894	162,475	69,253
Income from discontinued operations, net of income taxes	—	7,821	16,911	14,961

Net income	60,033	55,715	179,386	84,214
Less: Net (loss) income attributable to non-controlling interests	(3,774)	(1,323)	19,987	(20,987)

Net income attributable to CBRE Group, Inc.	$63,807	$57,038	$159,399	$105,201

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.20	$0.17	$0.50	$0.31
Income from discontinued operations attributable to CBRE Group, Inc.	—	0.01	—	0.03

Net income attributable to CBRE Group, Inc.	$0.20	$0.18	$0.50	$0.34

Weighted average shares outstanding for basic income per share	318,867,447	313,791,661	317,718,150	313,197,421

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.20	$0.17	$0.49	$0.30
Income from discontinued operations attributable to CBRE Group, Inc.	—	0.01	—	0.03

Net income attributable to CBRE Group, Inc.	$0.20	$0.18	$0.49	$0.33

Weighted average shares outstanding for diluted income per share	323,714,703	319,353,359	323,584,637	318,278,968

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$63,807	$55,563	$159,399	$96,215
Income from discontinued operations, net of tax	—	1,475	—	8,986

Net income	$63,807	$57,038	$159,399	$105,201

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,386	$84,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,396	79,717
Amortization of financing costs	5,141	8,305
Write-down of impaired real estate and other assets	1,625	2,592
Gain on sale of loans, servicing rights and other assets	(50,913)	(47,782)
Net realized gain from investments	(9,400)	—
Net change in unrealized gains/losses from investments	15,209	—
Gain on disposition of real estate held for investment	(20,383)	(16,945)
Equity income from unconsolidated subsidiaries	(38,961)	(11,333)
Provision for doubtful accounts	6,996	13,997
Compensation expense related to stock options and non-vested stock awards	32,866	35,353
Incremental tax benefit from stock options exercised	(15,266)	(801)
Distribution of earnings from unconsolidated subsidiaries	15,441	14,065
Tenant concessions received	38,669	4,588
Purchase of trading securities	(63,449)	—
Proceeds from sale of trading securities	156,876	—
Proceeds from securities sold, not yet purchased	108,206	—
Securities purchased to cover short sales	(90,364)	—
Increase in receivables	(35,810)	(51,268)
(Increase) decrease in prepaid expenses and other assets	(15,561)	22,561
Decrease in real estate held for sale and under development	25,502	23,331
(Decrease) increase in accounts payable and accrued expenses	(32,471)	4,109
(Decrease) increase in compensation and employee benefits payable and accrued bonus and profit sharing	(160,634)	58,521
(Increase) decrease in income taxes receivable	(30,449)	103,036
Increase (decrease) in other liabilities	5,856	(1,657)
Other operating activities, net	(4,384)	321

Net cash provided by operating activities	104,124	324,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95,398)	(17,885)
Acquisition of Clarion Real Estate Securities, including net assets acquired, intangibles and goodwill, net of cash acquired	(215,865)	—
Acquisition of businesses (other than Clarion Real Estate Securities), including net assets acquired, intangibles and goodwill, net of cash acquired	(49,790)	(68,620)
Contributions to unconsolidated subsidiaries	(22,245)	(22,646)
Distributions from unconsolidated subsidiaries	42,048	19,243
Net proceeds from disposition of real estate held for investment	115,514	76,504
Additions to real estate held for investment	(7,454)	(22,861)
Proceeds from the sale of servicing rights and other assets	16,958	22,522
Increase in restricted cash	(328,344)	(5,726)
Other investing activities, net	(1,965)	(1,386)

Net cash used in investing activities	(546,541)	(20,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	800,000	—
Repayment of senior secured term loans	(30,500)	(214,880)
Proceeds from revolving credit facility	993,733	16,349
Repayment of revolving credit facility	(967,414)	(19,190)
Proceeds from notes payable on real estate held for investment	5,697	18,981
Repayment of notes payable on real estate held for investment	(98,964)	(79,555)
Proceeds from notes payable on real estate held for sale and under development	4,684	3,603
Repayment of notes payable on real estate held for sale and under development	(26,594)	(9,953)
Repayment of short-term borrowings and other loans, net	—	(4,048)
Proceeds from exercise of stock options	7,059	578
Incremental tax benefit from stock options exercised	15,266	801
Non-controlling interests contributions	9,400	27,367
Non-controlling interests distributions	(90,584)	(6,725)
Payment of financing costs	(22,150)	(6,066)
Other financing activities, net	(112)	(283)

Net cash provided by (used in) financing activities	599,521	(273,021)
Effect of currency exchange rate changes on cash and cash equivalents	(1,084)	(3,930)

NET INCREASE IN CASH AND CASH EQUIVALENTS	156,020	27,118
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	506,574	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$662,594	$768,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$79,077	$122,631

Income tax payments (refunds), net	$144,877	$(26,808)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2010	$3,236	$814,244	$185,337	$(94,602)	$157,580	$1,065,795
Net income	—	—	159,399	—	19,987	179,386
Stock options exercised (including tax benefit)	16	22,309	—	—	—	22,325
Compensation expense for stock options and non-vested stock awards	—	32,866	—	—	—	32,866
Foreign currency translation loss	—	—	—	(21,196)	(1,181)	(22,377)
Unrealized losses on interest rate swaps and interest rate caps, net	—	—	—	(23,062)	—	(23,062)
Contributions from non-controlling interests	—	—	—	—	9,400	9,400
Distributions to non-controlling interests	—	—	—	—	(90,584)	(90,584)
Acquisition of non-controlling interests	—	—	—	—	182,898	182,898
Other, net	27	1,835	—	1,965	(2,412)	1,415

Balance at September 30, 2011	$3,279	$871,254	$344,736	$(136,895)	$275,688	$1,358,062

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CBRE Group, Inc., a Delaware corporation formerly known as CB Richard Ellis Group, Inc. (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2011. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2010.

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

CBRE GROUP, INC.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

3. REIM Acquisitions

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions include substantially all of the ING Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions (which we refer to as the REIM Acquisitions), ING REIM became part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary, CBRE Global Investors, formerly known as CBRE Investors), which will continue to be an independently operated business segment. In addition, we expect to incur transaction costs relating to the REIM Acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. We secured borrowings of $800.0 million of new term loans to finance the REIM Acquisitions (see Note 9). Of this amount, $400.0 million was drawn on June 30, 2011 to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. On August 31, 2011, we drew down the remaining $400.0 million, part of which was used to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011, and the remainder, along with cash on hand and borrowings under our revolving credit facility, was used to finance the ING REIM Europe portion of the REIM Acquisitions, which closed on October 31, 2011 (see Note 17).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The purchase price for the CRES portion of the REIM Acquisitions was $323.9 million. In connection with our acquisition of CRES, we acquired CRES co-investments from ING in three funds (CRES Funds) for an aggregate purchase price of $58.6 million. We determined that the CRES Funds were not variable interest entities and accordingly determined the method of accounting based upon voting control. The limited partners/members of the CRES Funds lack substantive rights that would overcome our presumption of control. Accordingly, we began consolidating the CRES Funds as of the acquisition date of July 1, 2011. Included in the accompanying consolidated balance sheets as of September 30, 2011, is cash held by the CRES Funds totaling $191.7 million, which is not available for general corporate use.

The preliminary purchase accounting adjustments for CRES have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to July 1, 2011. Assets acquired include $166.6 million of cash and cash equivalents, $235.3 million of trading securities, $156.4 million of identified intangibles and $223.4 million of goodwill. Assumed liabilities include $101.6 million of securities sold, not yet purchased and $62.6 million of deferred tax liabilities. In addition, $182.9 million of non-controlling interests were assumed. The trading securities and the securities sold, not yet purchased are Level 1 securities under the “Fair Value Measurements and Disclosures” Topic of the FASB Accounting Standards Codification (ASC) (Topic 820). Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, primarily intangible assets and income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date.

4. Fair Value Measurements

Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following non-recurring fair value measurements were recorded during the three and nine months ended September 30, 2011 (dollars in thousands):

	Net Carrying Value as of September 30, 2011	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three and Nine Months Ended September 30, 2011
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$22,054	$—	$—	$22,054	$4,601
Real estate	$31,619	$—	$—	$31,619	1,625

Total impairment charges					$6,226

The following non-recurring fair value measurements were recorded during the three and nine months ended September 30, 2010 (dollars in thousands):

	Net Carrying Value as of September 30, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three Months Ended September 30, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$20,494	$—	$—	$20,494	$1,594
Real estate	$11,219	$—	$—	$11,219	2,342
Note receivable	$—	$—	$—	$—	250

Total impairment charges					$4,186

	Net Carrying Value as of September 30, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Nine Months Ended September 30, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$33,612	$—	$—	$33,612	$8,541
Real estate	$11,219	$—	$—	$11,219	2,342
Note receivable	$—	$—	$—	$—	250

Total impairment charges					$11,133

Investments in Unconsolidated Subsidiaries

During the three and nine months ended September 30, 2011, we recorded write-downs of $4.6 million, of which $4.5 million was reported in our Global Investment Management segment and $0.1 million was reported in our Development Services segment. These write-downs were primarily driven by a decrease in the estimated holding period of certain assets.

During the three and nine months ended September 30, 2010, we recorded write-downs of $1.6 million and $8.5 million, respectively, of which $0.1 million and $2.6 million, respectively, were attributable to non-controlling interests. During the three and nine months ended September 30, 2010, $1.3 million and $7.2 million, respectively, of the investments write-downs were reported in our Global Investment Management segment and driven by a decrease in the estimated holding period of certain assets. In addition, during the nine

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

months ended September 30, 2010, we incurred an additional $1.0 million of impairment charges in our Global Investment Management segment and during the three and nine months ended September 30, 2010, we incurred write-downs of $0.3 million in our Development Services segment, all driven by a decline in value of several investments attributable to continued capital markets disruption.

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

Real Estate

During the three and nine months ended September 30, 2011, we recorded a $1.3 million provision for losses on real estate held for sale. This charge reduced the carrying value of certain assets to their fair value, less cost to sell, primarily due to reduced expected selling prices resulting from continued challenging market conditions. In addition, during the three and nine months ended September 30, 2011, we recorded an impairment charge of $0.3 million related to real estate held for investment, the majority of which was attributable to non-controlling interests. This investment write-down was attributable to slower than expected leasing.

During the three and nine months ended September 30, 2010, we recorded impairment charges of $2.3 million related to real estate held for investment, $1.6 million of which was attributable to non-controlling interests. These write-downs were primarily attributable to a decrease in the estimated holding period of one project as well as continued capital markets disruption.

All of our impairment charges related to real estate were included in operating, administrative and other expenses in the accompanying consolidated statements of operations within our Development Services segment. If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges, which may be material.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Receivables, less Allowance for Doubtful Accounts: Due to their short-term nature, fair value approximates carrying value.

Warehouse Receivables: These balances are carried at fair value based on market prices at the balance sheet date.

Trading and Available for Sale Securities: These investments are carried at their fair value.

Securities Sold, Not Yet Purchased: These liabilities are carried at their fair value.

Short-Term Borrowings: The majority of this balance represents our warehouse lines of credit outstanding for CBRE Capital Markets and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value.

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.4 billion at September 30, 2011, which approximates their actual carrying value at September 30, 2011 (see Note 9).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $495.7 million at September 30, 2011. Their actual carrying value totaled $438.7 million at September 30, 2011.

6.625% Senior Notes: Based on dealers’ quotes, the estimated fair value of our 6.625% senior notes was $337.3 million at September 30, 2011. Their actual carrying value totaled $350.0 million at September 30, 2011.

Notes Payable on Real Estate: As of September 30, 2011, the carrying value of our notes payable on real estate was $499.3 million (see Note 8). These borrowings mostly have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to determine an estimated fair value for these notes payable. Additionally, only $13.6 million of these notes payable are recourse to us as of September 30, 2011.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Global Investment Management:
Revenue	$144,728	$137,453	$443,883	$413,277
Operating loss	$(88,371)	$(125,640)	$(131,669)	$(481,362)
Net income (loss)	$157,754	$(214,204)	$87,487	$(576,419)
Development Services:
Revenue	$38,235	$32,509	$85,816	$85,070
Operating income (loss)	$8,218	$(4,419)	$85,015	$30,650
Net (loss) income	$(2,463)	$(17,295)	$56,668	$(3,831)
Other:
Revenue	$54,300	$14,354	$121,102	$75,248
Operating income	$9,655	$4,823	$18,088	$12,327
Net income	$9,840	$4,975	$18,339	$12,750
Total:
Revenue	$237,263	$184,316	$650,801	$573,595
Operating loss	$(70,498)	$(125,236)	$(28,566)	$(438,385)
Net income (loss)	$165,131	$(226,524)	$162,494	$(567,500)

During the three and nine months ended September 30, 2011, we recorded non-cash write-downs of investments of $4.6 million within our Global Investment Management and Development Services segments. During the three and nine months ended September 30, 2010, we recorded non-cash write-downs of investments of $1.6 million and $8.5 million, respectively, within our Global Investment Management and Development Services segments. See Note 4 for additional information.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Assets:
Real estate held for sale (see Note 7)	$25,255	$15,399
Other current assets	576	20
Property and equipment, net	—	869
Other assets	3,758	7

Total real estate and other assets held for sale	29,589	16,295
Liabilities:
Notes payable on real estate held for sale (see Note 8)	19,697	11,650
Accounts payable and accrued expenses	869	370
Other current liabilities	8	28
Other liabilities	129	104

Total liabilities related to real estate and other assets held for sale	20,703	12,152

Net real estate and other assets held for sale	$8,886	$4,143

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

	September 30, 2011	December 31, 2010
Real estate included in assets held for sale (see Note 6)	$25,255	$15,399
Real estate under development (current)	55,766	—
Real estate under development (non-current)	40,882	112,819
Real estate held for investment (1)	484,667	626,395

Total real estate (2)	$606,570	$754,613

(1)	Net of accumulated depreciation of $43.2 million and $37.8 million at September 30, 2011 and December 31, 2010, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $8.7 million and $2.2 million, respectively, at September 30, 2011 and $10.1 million and $3.3 million, respectively, at December 31, 2010. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

During the three and nine months ended September 30, 2011, we recorded a $1.3 million provision for losses on real estate held for sale within our Development Services segment. In addition, during the three and nine months ended September 30, 2011, we recorded an impairment charge of $0.3 million related to real estate held for investment. See Note 4 for additional information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	September 30, 2011	December 31, 2010
Current portion of notes payable on real estate	$166,056	$154,213
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	19,697	11,650

Total notes payable on real estate, current portion	185,753	165,863
Notes payable on real estate, non-current portion	313,576	461,665

Total notes payable on real estate	$499,329	$627,528

At September 30, 2011 and December 31, 2010, $11.5 million and $1.4 million, respectively, of the non-current portion of notes payable on real estate and $2.1 million and $2.3 million, respectively, of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

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

As of September 30, 2011, our Credit Agreement provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015, (3) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; 4) a $400.0 million tranche C term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through December 31, 2017, with the balance payable on March 4, 2018; (5) a $400.0 million tranche D term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through June 30, 2019, with the balance payable on September 4, 2019; and (6) an accordion provision which provides the ability to borrow an additional $800.0 million, which can be further expanded, subject to the satisfaction of what we believe are customary conditions. In regards to the tranche C and tranche D term loan facilities, we had up to 180 days from the date we entered into the incremental assumption agreement to draw on these facilities, which we elected to do, during which period we were required to pay a fee on the unused portions of each facility. On June 30, 2011, we drew down $400.0 million of the tranche D term loan facility to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011 (see Note 3). On August 31, 2011, we drew down $400.0 million of the tranche C term loan facility, part of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

which was used to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011 (see Note 17). The remaining unused borrowings were deposited in an escrow account, which has been included in restricted cash in the accompanying consolidated balance sheets as of September 30, 2011, and were used to finance the acquisition of ING REIM’s operations in Europe, which closed on October 31, 2011 (see Note 17).

The revolving credit facility allows for borrowings outside of the United States (U.S.), with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our United Kingdom (U.K.) subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of September 30, 2011 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2011 and December 31, 2010, we had $41.3 million and $17.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.2% and 3.5%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2011, letters of credit totaling $13.3 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of September 30, 2011 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of September 30, 2011 and December 31, 2010, we had $315.0 million and $341.3 million, respectively, of tranche A term loan facility principal outstanding and $297.0 million and $299.2 million, respectively, of tranche B term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets. As of September 30, 2011, we also had $399.0 million of both tranche C and tranche D term loan facilities principal outstanding, which are included in the accompanying consolidated balance sheets.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2011, we recorded net losses of $27.5 million and $39.1 million, respectively, to other comprehensive loss in relation to these interest rate swap agreements. As of September 30, 2011, the fair values of these interest rate swap agreements were reflected as a $39.1 million liability and were included in other long-term liabilities in the accompanying consolidated balance sheets. The fair value measurements employed for these interest rate swap agreements were based on observable market data, which falls within Level 2 of the fair value hierarchy.

The Credit Agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries. Also, the Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 16.36x for the trailing twelve months ended September 30, 2011 and our leverage ratio of total debt less available cash to EBITDA was 1.55x as of September 30, 2011.

10. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. Our management believes that any liability imposed on us that may result from disposition of these lawsuits will not have a material effect on our business, consolidated financial position, cash flows or results of operations.

We had outstanding letters of credit totaling $12.6 million as of September 30, 2011, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2012.

We had guarantees totaling $24.9 million as of September 30, 2011, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $24.9 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013.

In addition, as of September 30, 2011, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $2.9 billion at September 30, 2011. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $522.6 million at September 30, 2011. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2011 and December 31, 2010, CBRE MCI had $3.7 million and $2.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $5.5 million and $4.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $272.2 million (including $215.8 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2011.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2011, we had aggregate commitments of $18.6 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2011, we had committed to fund $15.4 million of additional capital to these unconsolidated subsidiaries.

11. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$63,807	$57,038	$159,399	$105,201
Weighted average shares outstanding for basic income per share	318,867,447	313,791,661	317,718,150	313,197,421

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.20	$0.18	$0.50	$0.34

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$63,807	$57,038	$159,399	$105,201
Weighted average shares outstanding for basic income per share	318,867,447	313,791,661	317,718,150	313,197,421
Dilutive effect of contingently issuable shares	3,125,397	2,887,979	3,559,385	2,527,199
Dilutive effect of stock options	1,721,859	2,673,719	2,307,102	2,554,348

Weighted average shares outstanding for diluted income per share	323,714,703	319,353,359	323,584,637	318,278,968

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.20	$0.18	$0.49	$0.33

For the three and nine months ended September 30, 2011, options to purchase 132,749 shares and 55,587 shares, respectively, of common stock and 547,434 shares and 11,880 shares, respectively, of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2010, options to purchase 597,547 shares of common stock and 1,651,677 shares of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

12. Comprehensive (Loss) Income

The following table provides a summary of comprehensive (loss) income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$60,033	$55,715	$179,386	$84,214
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(67,922)	61,191	(22,377)	597
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	(16,285)	86	(23,062)	382
Other, net	1,459	(198)	1,965	2,015

Total other comprehensive (loss) income	(82,748)	61,079	(43,474)	2,994
Comprehensive (loss) income	(22,715)	116,794	135,912	87,208
Less: Comprehensive (loss) income attributable to non-controlling interests	(5,785)	(643)	18,806	(21,031)

Comprehensive (loss) income attributable to CBRE Group, Inc.	$(16,930)	$117,437	$117,106	$108,239

CBRE GROUP, INC.

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

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$4,182	$4,050	$12,504	$11,997
Expected return on plan assets	(4,295)	(3,757)	(12,868)	(11,133)
Amortization of unrecognized net loss	343	552	1,025	1,637

Net periodic pension cost	$230	$845	$661	$2,501

We contributed $0.9 million and $2.7 million to fund our pension plans during the three and nine months ended September 30, 2011, respectively. We expect to contribute a total of $5.0 million to fund our pension plans for the year ending December 31, 2011.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the three and nine months ended September 30, 2011 and 2010 were reported in our Global Investment Management and Development Services segments as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$—	$704	$2,385	$1,682
Costs and expenses:
Operating, administrative and other	—	500	1,234	856
Depreciation and amortization	—	33	525	201

Total costs and expenses	—	533	1,759	1,057
Gain on disposition of real estate	—	8,520	17,638	20,399

Operating income	—	8,691	18,264	21,024
Interest income	—	—	—	1
Interest expense	—	372	1,353	1,087

Income from discontinued operations before provision for income taxes	—	8,319	16,911	19,938
Provision for income taxes	—	498	—	4,977

Income from discontinued operations, net of income taxes	—	7,821	16,911	14,961
Less: Income from discontinued operations attributable to non-controlling interests	—	6,346	16,911	5,975

Income from discontinued operations attributable to CBRE Group, Inc.	$—	$1,475	$—	$8,986

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Americas	$954,213	$812,287	$2,602,156	$2,180,153
EMEA	275,958	215,768	742,013	629,306
Asia Pacific	208,055	167,357	557,101	460,467
Global Investment Management	77,426	49,518	185,302	135,821
Development Services	18,811	21,288	55,214	58,273

	$1,534,463	$1,266,218	$4,141,786	$3,464,020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
EBITDA
Americas	$126,156	$110,487	$319,659	$262,322
EMEA	21,089	17,786	45,470	41,776
Asia Pacific	21,817	15,554	51,696	36,589
Global Investment Management	6,154	16,680	14,614	22,516
Development Services	3,776	9,406	26,692	43,304

	$178,992	$169,913	$458,131	$406,507

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business segments and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA is useful to investors to assist them in getting a more complete picture of our results from operations.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net interest expense has been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Americas
Net income attributable to CBRE Group, Inc.	$54,908	$41,500	$136,432	$79,084
Add:
Depreciation and amortization	15,855	13,943	43,517	43,630
Interest expense	30,197	36,724	81,769	115,410
Royalty and management service income	(7,188)	(4,909)	(20,703)	(14,401)
Provision for income taxes	34,196	24,277	83,523	41,708
Less:
Interest income	1,812	1,048	4,879	3,109

EBITDA	$126,156	$110,487	$319,659	$262,322

EMEA
Net income attributable to CBRE Group, Inc.	$3,929	$5,445	$14,321	$11,695
Add:
Depreciation and amortization	3,191	2,289	7,706	7,063
Interest expense	30	64	187	189
Royalty and management service expense	3,507	2,767	9,660	8,308
Provision for income taxes	10,680	7,500	14,468	15,484
Less:
Interest income	248	279	872	963

EBITDA	$21,089	$17,786	$45,470	$41,776

Asia Pacific
Net income attributable to CBRE Group, Inc.	$6,585	$2,726	$15,672	$9,376
Add:
Depreciation and amortization	2,979	1,943	6,950	6,062
Interest expense	1,395	547	2,624	1,717
Royalty and management service expense	3,468	1,949	10,314	5,487
Provision for income taxes	7,550	8,488	17,085	15,976
Less:
Interest income	160	99	949	2,029

EBITDA	$21,817	$15,554	$51,696	$36,589

Global Investment Management
Net (loss) income attributable to CBRE Group, Inc.	$(17)	$4,835	$(12,249)	$(4,752)
Add:
Depreciation and amortization (1)	6,281	3,632	13,472	10,102
Interest expense (2)	4,097	8,049	14,186	18,527
Royalty and management service expense	213	193	729	606
Benefit of income taxes	(4,156)	(4)	(1,223)	(1,774)
Less:
Interest income	264	25	301	193

EBITDA (3)	$6,154	$16,680	$14,614	$22,516

Development Services
Net (loss) income attributable to CBRE Group, Inc.	$(1,598)	$2,532	$5,223	$9,798
Add:
Depreciation and amortization (4)	3,002	3,831	8,751	12,860
Interest expense (5)	3,361	4,743	9,601	15,066
(Benefit of) provision for income taxes (6)	(980)	(1,688)	3,179	5,661
Less:
Interest income	9	12	62	81

EBITDA (7)	$3,776	$9,406	$26,692	$43,304

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Includes depreciation and amortization related to discontinued operations of $0.5 million for the nine months ended September 30, 2011.
(2)	Includes interest expense related to discontinued operations of $1.4 million for the nine months ended September 30, 2011.
(3)	Includes EBITDA related to discontinued operations of $1.9 million for the nine months ended September 30, 2011.
(4)	Includes depreciation and amortization related to discontinued operations of $0.03 million and $0.2 million for the three and nine months ended September 30, 2010, respectively.
(5)	Includes interest expense related to discontinued operations of $0.4 million and $1.1 million for the three and nine months ended September 30, 2010, respectively.
(6)	Includes provision for income taxes related to discontinued operations of $0.5 million and $5.0 million for the three and nine months ended September 30, 2010, respectively.
(7)	Includes EBITDA related to discontinued operations of $2.4 million and $15.3 million for the three and nine months ended September 30, 2010, respectively.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Identifiable assets
Americas	$2,684,612	$2,337,183
EMEA	794,383	749,159
Asia Pacific	394,994	372,068
Global Investment Management	1,123,172	500,023
Development Services	498,081	533,937
Corporate	919,861	629,198

	$6,415,103	$5,121,568

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents, restricted cash and net deferred tax assets.

16. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010; condensed consolidating statements of operations for the three and nine months ended September 30, 2011 and 2010; and condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010, of (a) CBRE Group, Inc. as the parent, (b) CBRE Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$165,451	$66,410	$430,728	$—	$662,594
Restricted cash	—	339,853	22,441	25,774	—	388,068
Receivables, net	—	—	432,006	565,925	—	997,931
Warehouse receivables (a)	—	—	690,229	—	—	690,229
Trading securities	—	—	82	116,448	—	116,530
Income taxes receivable	11,755	2,983	—	8,721	(14,379)	9,080
Prepaid expenses	—	2,251	38,903	63,185	—	104,339
Deferred tax assets, net	—	—	92,205	21,773	—	113,978
Real estate under development	—	—	—	55,766	—	55,766
Real estate and other assets held for sale	—	—	—	29,589	—	29,589
Other current assets	—	—	35,768	22,039	—	57,807

Total Current Assets	11,760	510,538	1,378,044	1,339,948	(14,379)	3,225,911
Property and equipment, net	—	—	171,644	78,245	—	249,889
Goodwill	—	—	1,026,336	555,424	—	1,581,760
Other intangible assets, net	—	—	466,982	47,680	—	514,662
Investments in unconsolidated subsidiaries	—	—	100,378	45,504	—	145,882
Investments in consolidated subsidiaries	1,352,338	1,644,356	1,179,231	—	(4,175,925)	—
Intercompany loan receivable	—	1,426,219	700,000	117,070	(2,243,289)	—
Deferred tax assets, net	—	—	—	40,217	(40,217)	—
Real estate under development	—	—	8,808	32,074	—	40,882
Real estate held for investment	—	—	4,223	480,444	—	484,667
Available for sale securities	—	—	35,370	—	—	35,370
Other assets, net	—	49,334	46,204	40,542	—	136,080

Total Assets	$1,364,098	$3,630,447	$5,117,220	$2,777,148	$(6,473,810)	$6,415,103

Current Liabilities:
Accounts payable and accrued expenses	$—	$29,624	$145,350	$320,859	$—	$495,833
Compensation and employee benefits payable	—	626	180,885	137,473	—	318,984
Accrued bonus and profit sharing	—	—	212,148	128,759	—	340,907
Securities sold, not yet purchased	—	—	—	99,727	—	99,727
Income taxes payable	—	—	14,379	—	(14,379)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	676,796	—	—	676,796
Revolving credit facility	—	10,133	—	31,121	—	41,254
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,133	676,812	31,121	—	718,066
Current maturities of long-term debt	—	46,000	—	18	—	46,018
Notes payable on real estate	—	—	—	166,056	—	166,056
Liabilities related to real estate and other assets held for sale	—	—	—	20,703	—	20,703
Other current liabilities	—	—	19,057	2,820	—	21,877

Total Current Liabilities	—	86,383	1,248,631	907,536	(14,379)	2,228,171
Long-Term Debt:
Senior secured term loans	—	1,364,000	—	—	—	1,364,000
11.625% senior subordinated notes, net	—	438,667	—	—	—	438,667
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	84	—	84
Intercompany loan payable	281,724	—	1,961,565	—	(2,243,289)	—

Total Long-Term Debt	281,724	2,152,667	1,961,565	84	(2,243,289)	2,152,751
Pension liability	—	—	—	38,140	—	38,140
Deferred tax liabilities, net	—	—	68,301	—	(40,217)	28,084
Non-current tax liabilities	—	—	83,680	—	—	83,680
Notes payable on real estate	—	—	—	313,576	—	313,576
Other liabilities	—	39,059	110,687	62,893	—	212,639

Total Liabilities	281,724	2,278,109	3,472,864	1,322,229	(2,297,885)	5,057,041
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,082,374	1,352,338	1,644,356	1,179,231	(4,175,925)	1,082,374
Non-controlling interests	—	—	—	275,688	—	275,688

Total Equity	1,082,374	1,352,338	1,644,356	1,454,919	(4,175,925)	1,358,062

Total Liabilities and Equity	$1,364,098	$3,630,447	$5,117,220	$2,777,148	$(6,473,810)	$6,415,103

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Kemps Landing Capital Company, LLC (Kemps Landing), JP Morgan Chase Bank, N.A. (JP Morgan), Fannie Mae As Soon As Pooled (ASAP) Program, TD Bank, N.A. (TD Bank) and Bank of America (BofA) lines of credit are pledged to Kemps Landing, JP Morgan, Fannie Mae, TD Bank and BofA, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$223,845	$96,862	$185,863	$—	$506,574
Restricted cash	—	4,830	16,086	31,341	—	52,257
Receivables, net	—	—	364,634	575,533	—	940,167
Warehouse receivables (a)	—	—	485,433	—	—	485,433
Income taxes receivable	16,581	28,957	—	3,915	(49,453)	—
Prepaid expenses	—	—	40,653	56,298	—	96,951
Deferred tax assets, net	—	—	92,205	20,099	—	112,304
Real estate and other assets held for sale	—	—	558	15,737	—	16,295
Other current assets	—	—	31,401	19,488	—	50,889

Total Current Assets	16,585	257,632	1,127,832	908,274	(49,453)	2,260,870
Property and equipment, net	—	—	118,425	69,972	—	188,397
Goodwill	—	—	803,075	520,726	—	1,323,801
Other intangible assets, net	—	—	304,639	28,216	—	332,855
Investments in unconsolidated subsidiaries	—	—	82,593	56,380	—	138,973
Investments in consolidated subsidiaries	1,132,091	856,753	1,042,686	—	(3,031,530)	—
Intercompany loan receivable	—	1,434,571	635,000	177,302	(2,246,873)	—
Deferred tax assets, net	—	—	—	40,185	(29,865)	10,320
Real estate under development	—	—	—	112,819	—	112,819
Real estate held for investment	—	—	4,214	622,181	—	626,395
Available for sale securities	—	—	31,936	—	—	31,936
Other assets, net	—	31,274	22,985	40,943	—	95,202

Total Assets	$1,148,676	$2,580,230	$4,173,385	$2,576,998	$(5,357,721)	$5,121,568

Current Liabilities:
Accounts payable and accrued expenses	$—	$9,211	$138,613	$297,513	$—	$445,337
Compensation and employee benefits payable	—	626	204,034	141,879	—	346,539
Accrued bonus and profit sharing	—	—	235,694	219,829	—	455,523
Income taxes payable	—	—	67,851	—	(49,453)	18,398
Short-term borrowings:
Warehouse lines of credit (a)	—	—	453,835	—	—	453,835
Revolving credit facility	—	10,120	—	7,396	—	17,516
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,120	453,851	7,396	—	471,367
Current maturities of long-term debt	—	38,000	—	86	—	38,086
Notes payable on real estate	—	—	—	154,213	—	154,213
Liabilities related to real estate and other assets held for sale	—	—	86	12,066	—	12,152
Other current liabilities	—	—	12,621	2,532	—	15,153

Total Current Liabilities	—	57,957	1,112,750	835,514	(49,453)	1,956,768
Long-Term Debt:
Senior secured term loans	—	602,500	—	—	—	602,500
11.625% senior subordinated notes, net	—	437,682	—	—	—	437,682
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	54	—	54
Intercompany loan payable	240,461	—	2,006,412	—	(2,246,873)	—

Total Long-Term Debt	240,461	1,390,182	2,006,412	54	(2,246,873)	1,390,236
Pension liability	—	—	—	40,007	—	40,007
Deferred tax liabilities, net	—	—	29,865	—	(29,865)	—
Non-current tax liabilities	—	—	78,306	—	—	78,306
Notes payable on real estate	—	—	—	461,665	—	461,665
Other liabilities	—	—	89,299	39,492	—	128,791

Total Liabilities	240,461	1,448,139	3,316,632	1,376,732	(2,326,191)	4,055,773
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	908,215	1,132,091	856,753	1,042,686	(3,031,530)	908,215
Non-controlling interests	—	—	—	157,580	—	157,580

Total Equity	908,215	1,132,091	856,753	1,200,266	(3,031,530)	1,065,795

Total Liabilities and Equity	$1,148,676	$2,580,230	$4,173,385	$2,576,998	$(5,357,721)	$5,121,568

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Kemps Landing, JP Morgan, BofA and Fannie Mae ASAP lines of credit are pledged to Kemps Landing, JP Morgan, BofA and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$889,381	$645,082	$—	$1,534,463
Costs and expenses:
Cost of services	—	—	531,466	363,141	—	894,607
Operating, administrative and other	12,272	3,027	244,144	209,695	—	469,138
Depreciation and amortization	—	—	19,458	11,850	—	31,308

Total costs and expenses	12,272	3,027	795,068	584,686	—	1,395,053
Gain on disposition of real estate	—	—	2,814	781	—	3,595

Operating (loss) income	(12,272)	(3,027)	97,127	61,177	—	143,005
Equity income (loss) from unconsolidated subsidiaries	—	—	7,174	(460)	—	6,714
Other loss	—	—	12	5,797	—	5,809
Interest income	—	26,866	709	2,378	(27,460)	2,493
Interest expense	—	30,621	28,514	7,405	(27,460)	39,080
Royalty and management service (income) expense	—	—	(8,373)	8,373	—	—
Income from consolidated subsidiaries	71,461	75,710	20,730	—	(167,901)	—

Income from continuing operations before (benefit of) provision for income taxes	59,189	68,928	105,587	41,520	(167,901)	107,323
(Benefit of) provision for income taxes	(4,618)	(2,533)	29,877	24,564	—	47,290

Income from continuing operations	63,807	71,461	75,710	16,956	(167,901)	60,033
Income from discontinued operations, net of income taxes	—	—	—	—	—	—

Net income	63,807	71,461	75,710	16,956	(167,901)	60,033
Less: Net loss attributable to non-controlling interests	—	—	—	(3,774)	—	(3,774)

Net income attributable to CBRE Group, Inc.	$63,807	$71,461	$75,710	$20,730	$(167,901)	$63,807

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$745,374	$520,844	$—	$1,266,218
Costs and expenses:
Cost of services	—	—	449,176	286,217	—	735,393
Operating, administrative and other	12,851	1,592	189,778	170,594	—	374,815
Depreciation and amortization	—	—	13,510	12,095	—	25,605

Total costs and expenses	12,851	1,592	652,464	468,906	—	1,135,813
Gain on disposition of real estate	—	—	68	106	—	174

Operating (loss) income	(12,851)	(1,592)	92,978	52,044	—	130,579
Equity income (loss) from unconsolidated subsidiaries	—	—	5,182	(1,500)	—	3,682
Interest income	—	44	644	912	(137)	1,463
Interest expense	—	37,194	1,975	10,723	(137)	49,755
Royalty and management service (income) expense	—	—	(5,819)	5,819	—	—
Income from consolidated subsidiaries	64,785	88,138	24,366	—	(177,289)	—

Income from continuing operations before (benefit of) provision for income taxes	51,934	49,396	127,014	34,914	(177,289)	85,969
(Benefit of) provision for income taxes	(5,104)	(15,389)	38,876	19,692	—	38,075

Income from continuing operations	57,038	64,785	88,138	15,222	(177,289)	47,894
Income from discontinued operations, net of income taxes	—	—	—	7,821	—	7,821

Net income	57,038	64,785	88,138	23,043	(177,289)	55,715
Less: Net loss attributable to non-controlling interests	—	—	—	(1,323)	—	(1,323)

Net income attributable to CBRE Group, Inc.	$57,038	$64,785	$88,138	$24,366	$(177,289)	$57,038

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,420,468	$1,721,318	$—	$4,141,786
Costs and expenses:
Cost of services	—	—	1,454,736	993,448	—	2,448,184
Operating, administrative and other	31,514	4,915	684,384	558,206	—	1,279,019
Depreciation and amortization	—	—	46,063	33,808	—	79,871

Total costs and expenses	31,514	4,915	2,185,183	1,585,462	—	3,807,074
Gain on disposition of real estate	—	—	2,814	8,780	—	11,594

Operating (loss) income	(31,514)	(4,915)	238,099	144,636	—	346,306
Equity income from unconsolidated subsidiaries	—	—	35,601	3,360	—	38,961
Other loss	—	—	12	5,797	—	5,809
Interest income	—	79,413	1,950	5,919	(80,219)	7,063
Interest expense	—	82,494	80,664	24,075	(80,219)	107,014
Royalty and management service (income) expense	—	—	(24,608)	24,608	—	—
Income from consolidated subsidiaries	179,158	184,171	41,487	—	(404,816)	—

Income from continuing operations before (benefit of) provision for income taxes	147,644	176,175	261,069	99,435	(404,816)	279,507
(Benefit of) provision for income taxes	(11,755)	(2,983)	76,898	54,872	—	117,032

Income from continuing operations	159,399	179,158	184,171	44,563	(404,816)	162,475
Income from discontinued operations, net of income taxes	—	—	—	16,911	—	16,911

Net income	159,399	179,158	184,171	61,474	(404,816)	179,386
Less: Net income attributable to non-controlling interests	—	—	—	19,987	—	19,987

Net income attributable to CBRE Group, Inc.	$159,399	$179,158	$184,171	$41,487	$(404,816)	$159,399

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,018,598	$1,445,422	$—	$3,464,020
Costs and expenses:
Cost of services	—	—	1,213,866	815,435	—	2,029,301
Operating, administrative and other	33,961	4,106	554,257	493,230	—	1,085,554
Depreciation and amortization	—	—	42,244	37,272	—	79,516

Total costs and expenses	33,961	4,106	1,810,367	1,345,937	—	3,194,371
Gain on disposition of real estate	—	—	3,381	416	—	3,797

Operating (loss) income	(33,961)	(4,106)	211,612	99,901	—	273,446
Equity income (loss) from unconsolidated subsidiaries	—	—	13,989	(2,656)	—	11,333
Interest income	—	147	2,130	4,583	(486)	6,374
Interest expense	—	116,783	2,214	31,311	(486)	149,822
Royalty and management service (income) expense	—	—	(16,916)	16,916	—	—
Income from consolidated subsidiaries	125,673	198,456	46,220	—	(370,349)	—

Income from continuing operations before (benefit of) provision for income taxes	91,712	77,714	288,653	53,601	(370,349)	141,331
(Benefit of) provision for income taxes	(13,489)	(47,959)	90,197	43,329	—	72,078

Income from continuing operations	105,201	125,673	198,456	10,272	(370,349)	69,253
Income from discontinued operations, net of income taxes	—	—	—	14,961	—	14,961

Net income	105,201	125,673	198,456	25,233	(370,349)	84,214
Less: Net loss attributable to non-controlling interests	—	—	—	(20,987)	—	(20,987)

Net income attributable to CBRE Group, Inc.	$105,201	$125,673	$198,456	$46,220	$(370,349)	$105,201

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$17,933	$44,370	$(27,891)	$69,712	$104,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(71,393)	(24,005)	(95,398)
Acquisition of Clarion Real Estate Securities, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(215,865)	—	(215,865)
Acquisition of businesses (other than Clarion Real Estate Securities), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(2,290)	(47,500)	(49,790)
Contributions to unconsolidated subsidiaries	—	—	(22,012)	(233)	(22,245)
Distributions from unconsolidated subsidiaries	—	—	31,068	10,980	42,048
Net proceeds from disposition of real estate held for investment	—	—	—	115,514	115,514
Additions to real estate held for investment	—	—	—	(7,454)	(7,454)
Proceeds from the sale of servicing rights and other assets	—	—	16,865	93	16,958
(Increase) decrease in restricted cash	—	(335,023)	(1,827)	8,506	(328,344)
Other investing activities, net	—	—	(1,965)	—	(1,965)

Net cash (used in) provided by investing activities	—	(335,023)	(267,419)	55,901	(546,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	800,000	—	—	800,000
Repayment of senior secured term loans	—	(30,500)	—	—	(30,500)
Proceeds from revolving credit facility	—	967,000	—	26,733	993,733
Repayment of revolving credit facility	—	(967,000)	—	(414)	(967,414)
Proceeds from notes payable on real estate held for investment	—	—	—	5,697	5,697
Repayment of notes payable on real estate held for investment	—	—	—	(98,964)	(98,964)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	4,684	4,684
Repayment of notes payable on real estate held for sale and under development	—	—	—	(26,594)	(26,594)
Proceeds from exercise of stock options	7,059	—	—	—	7,059
Incremental tax benefit from stock options exercised	15,266	—	—	—	15,266
Non-controlling interests contributions	—	—	—	9,400	9,400
Non-controlling interests distributions	—	—	—	(90,584)	(90,584)
Payment of financing costs	—	(21,526)	—	(624)	(22,150)
(Increase) decrease in intercompany receivables, net	(40,257)	(515,715)	264,858	291,114	—
Other financing activities, net	—	—	—	(112)	(112)

Net cash (used in) provided by financing activities	(17,932)	232,259	264,858	120,336	599,521
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(1,084)	(1,084)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(58,394)	(30,452)	244,865	156,020
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	223,845	96,862	185,863	506,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$165,451	$66,410	$430,728	$662,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$57,822	$13	$21,242	$79,077

Income tax payments, net	$—	$—	$85,328	$59,549	$144,877

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$10,731	$43,624	$196,197	$74,372	$324,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(11,193)	(6,692)	(17,885)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(2,340)	(66,280)	(68,620)
Contributions to unconsolidated subsidiaries	—	—	(19,329)	(3,317)	(22,646)
Distributions from unconsolidated subsidiaries	—	—	18,102	1,141	19,243
Net proceeds from disposition of real estate held for investment	—	—	—	76,504	76,504
Additions to real estate held for investment	—	—	—	(22,861)	(22,861)
Proceeds from the sale of servicing rights and other assets	—	—	20,775	1,747	22,522
Increase in restricted cash	—	—	(2,201)	(3,525)	(5,726)
Other investing activities, net	—	—	(1,386)	—	(1,386)

Net cash provided by (used in) investing activities	—	—	2,428	(23,283)	(20,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(214,880)	—	—	(214,880)
Proceeds from revolving credit facility	—	—	—	16,349	16,349
Repayment of revolving credit facility	—	—	—	(19,190)	(19,190)
Proceeds from notes payable on real estate held for investment	—	—	—	18,981	18,981
Repayment of notes payable on real estate held for investment	—	—	—	(79,555)	(79,555)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,603	3,603
Repayment of notes payable on real estate held for sale and under development	—	—	—	(9,953)	(9,953)
Repayment of short-term borrowings and other loans, net	—	—	(548)	(3,500)	(4,048)
Proceeds from exercise of stock options	578	—	—	—	578
Incremental tax benefit from stock options exercised	801	—	—	—	801
Non-controlling interests contributions	—	—	—	27,367	27,367
Non-controlling interests distributions	—	—	—	(6,725)	(6,725)
Payment of financing costs	—	(5,191)	—	(875)	(6,066)
(Increase) decrease in intercompany receivables, net	(12,110)	176,890	(115,221)	(49,559)	—
Other financing activities, net	—	—	—	(283)	(283)

Net cash used in financing activities	(10,731)	(43,181)	(115,769)	(103,340)	(273,021)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(3,930)	(3,930)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	443	82,856	(56,181)	27,118
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	242,586	283,251	215,716	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$243,029	$366,107	$159,535	$768,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$98,296	$5	$24,330	$122,631

Income tax (refunds) payments, net	$(6,424)	$(78,380)	$27,995	$30,001	$(26,808)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Subsequent Events

On October 3, 2011, we announced that we changed our corporate name to CBRE Group, Inc. (formerly CB Richard Ellis Group, Inc.) in order to align our name with our CBRE brand.

On October 3, 2011, we completed the ING REIM Asia portion of the REIM Acquisitions, acquiring ING REIM’s operations in Asia for $45.2 million and three ING REIM Asia co-investments from ING for an aggregate amount of $17.2 million. We used borrowings from our tranche C term loan facility under our Credit Agreement to finance these transactions (see Note 3 and Note 9). On October 31, 2011, we completed the ING REIM Europe portion of the REIM Acquisitions, acquiring ING REIM’s operations in Europe for up to $540.0 million (of which $442.5 million has been paid) and co-investments from ING for up to an aggregate amount of approximately $75 million to be made over the next several months, of which $7.4 million has already been made. We used borrowings from our tranche C term loan facility under our Credit Agreement, cash on hand and borrowings under our revolving credit facility to finance these transactions (see Note 3 and Note 9). We are unable to provide additional disclosures about the acquisitions of ING REIM Asia and ING REIM Europe because additional information is not available at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CBRE Group, Inc. (formerly known as CB Richard Ellis Group, Inc.) for the three months ended September 30, 2011 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they were in 2008 and 2009, our management has moved decisively to improve operational performance by lowering operating expenses through such actions as reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels, among others. As general economic conditions and our performance improved, we began to restore some of these expenses in 2010 and continued to do so in 2011. Notwithstanding the ongoing market recovery, a return of adverse global and regional economic trends remains one of the most significant risks to the performance of our operations and our financial condition.

Economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and to improve in the second half of 2010 following a return to positive economic growth in the United States. In 2011, the recovery has continued, characterized by slowly decreasing vacancy rates, stabilizing or slightly increasing rental rates, broadening credit availability and greater property sales and leasing activity. However, market activity has generally remained well below levels experienced in 2006 and 2007.

In Europe, weakening market conditions first began to manifest in the United Kingdom in late 2007 and throughout the continent in early 2008. The major European economies also fell into recession in 2008, which deepened and persisted through 2009. Economic activity improved in 2010 and the first half of 2011, but growth has been generally slower than in other parts of the world amid concerns about sovereign debt issues and the need for fiscal austerity. As a result, leasing activity and rental growth in most of Europe has generally been subdued in 2011. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. Larger markets like London and Paris showed strong increases in investment sales starting in late 2009, but activity has plateaued across most of Europe in 2011. Certain regions, such as Germany and Central and Eastern Europe, have continued to see stronger investment markets in 2011.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in the region in 2008 and most of 2009. Transaction activity revived significantly in late 2009, reflecting strong economic growth, and investment markets across the region have generally remained active.

Beginning in late 2007, deteriorating conditions also adversely affected real estate investment management and property development activity, as property values declined sharply, and both financing and disposal options became more limited. However, market conditions for these businesses improved with the pace of recovery of the financing and sales markets picking up in late 2010 and 2011.

Notwithstanding the current market recovery, our global sales, leasing, investment management and development services operations are dependent on solid economic growth and rising aggregate employment in major countries, especially the United States, as well as continued improvement in both the global credit markets and general business and consumer confidence.

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

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V., or ING, for approximately $940 million in cash. The acquisitions include substantially all of the ING Real Estate Investment Management, or REIM, operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities, or CRES, its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions, which we refer to as the REIM Acquisitions, ING REIM became part of our Global Investment Management segment (whose business is conducted through our indirect wholly-owned subsidiary, CBRE Global Investors, formerly known as CBRE Investors), which will continue to be an independently operated business segment. CBRE Global Investors has primarily focused on value-add funds and separate accounts. ING REIM has primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM manages value-add and opportunity funds. There is expected to be little overlap in the companies’ client bases, with a majority of CBRE Global Investors’ clients being U.S.-based and a majority of ING REIM’s clients based in Europe. On July 1, 2011, we completed the acquisition of CRES for $323.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.2 million and three ING REIM Asia co-investments from ING for an aggregate amount of $17.2 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for up to $540.0 million (of which $442.5 million has been paid) and co-investments from ING up to an aggregate amount of approximately $75 million to be made over the next several months, of which $7.4 million has already been made.

As of September 30, 2011, the assets under management, or AUM, in the ING REIM portfolio we acquired in October 2011 totaled approximately $41.3 billion, including ING REIM Asia AUM and ING REIM Europe AUM, which we acquired on October 3, 2011 and October 31, 2011, respectively. CBRE Global Investors’ assets under management totaled $53.5 billion as of September 30, 2011, which includes CRES AUM acquired on July 1, 2011. ING REIM, when combined with our existing Global Investment Management operations, will provide us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

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

Our calculation of AUM may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of AUM is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage. CBRE Global Investors changed its calculation of AUM as a result of the REIM Acquisitions. The change in methodology has not had a material impact on its AUM calculation. The new methodology has been used to derive the AUM figures at September 30, 2011. To the extent applicable, ING REIM’s reported AUM at September 30, 2011 was converted from Euros to U.S. dollars using an exchange rate of $1.3389 per €1.

Strategic in-fill acquisitions, which tend to be smaller purchases of local and/or niche market companies, have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. In light of the economic environment, we did not complete any acquisitions in 2009 and only made two small niche acquisitions in 2010, an industrial practice in the United Kingdom in the second quarter of 2010 and a commercial property asset management and consultancy services firm in Hong Kong in the fourth quarter of 2010. During the nine months ended September 30, 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands. As market conditions continue to improve, we expect to make additional acquisitions to supplement our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which can include severance, lease termination, deferred financing and merger-related costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through September 30, 2011, we incurred $258.9 million of transaction-related expenditures and integration costs in connection with our acquisition of Trammell Crow Company in 2006. In addition, through September 30, 2011, we incurred $25.1 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions. As with prior material acquisitions, we anticipate incurring significant integration expenses associated with the REIM Acquisitions in 2011 and beyond. We expect the total (pre-tax) transaction costs relating to the REIM Acquisitions, including financing, retention and integration costs, to be approximately $150 million.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of September 30, 2011, our total debt, excluding our notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $2.2 billion, which includes $400.0 million of term loans drawn on August 31, 2011 to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011, and the ING REIM Europe portion of the REIM Acquisitions, which closed on October 31, 2011.

Our level of indebtedness and the operating and financial restrictions in our debt agreements place constraints on the operation of our business. Although our management believes that long-term indebtedness has been an important lever in the development of our business, including facilitating our acquisition of Trammell Crow Company and the REIM Acquisitions, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies as of September 30, 2011.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Revenue	$1,534,463	100.0%	$1,266,218	100.0%	$4,141,786	100.0%	$3,464,020	100.0%
Costs and expenses:
Cost of services	894,607	58.3	735,393	58.1	2,448,184	59.1	2,029,301	58.6
Operating, administrative and other	469,138	30.6	374,815	29.6	1,279,019	30.9	1,085,554	31.3
Depreciation and amortization	31,308	2.0	25,605	2.0	79,871	1.9	79,516	2.3

Total costs and expenses	1,395,053	90.9	1,135,813	89.7	3,807,074	91.9	3,194,371	92.2
Gain on disposition of real estate	3,595	0.2	174	—	11,594	0.3	3,797	0.1

Operating income	143,005	9.3	130,579	10.3	346,306	8.4	273,446	7.9
Equity income from unconsolidated subsidiaries	6,714	0.4	3,682	0.3	38,961	0.9	11,333	0.3
Other loss	5,809	0.4	—	—	5,809	0.2	—	—
Interest income	2,493	0.2	1,463	0.1	7,063	0.2	6,374	0.2
Interest expense	39,080	2.5	49,755	3.9	107,014	2.6	149,822	4.3

Income from continuing operations before provision for income taxes	107,323	7.0	85,969	6.8	279,507	6.7	141,331	4.1
Provision for income taxes	47,290	3.1	38,075	3.0	117,032	2.8	72,078	2.1

Income from continuing operations	60,033	3.9	47,894	3.8	162,475	3.9	69,253	2.0
Income from discontinued operations, net of income taxes	—	—	7,821	0.6	16,911	0.4	14,961	0.4

Net income	60,033	3.9	55,715	4.4	179,386	4.3	84,214	2.4
Less: Net (loss) income attributable to non-controlling interests	(3,774)	(0.3)	(1,323)	(0.1)	19,987	0.5	(20,987)	(0.6)

Net income attributable to CBRE Group, Inc.	$63,807	4.2%	$57,038	4.5%	$159,399	3.8%	$105,201	3.0%

EBITDA (1)	$178,992	11.7%	$169,913	13.4%	$458,131	11.1%	$406,507	11.7%

EBITDA, as adjusted (1)	$194,802	12.7%	$175,548	13.9%	$487,724	11.8%	$428,242	12.4%

(1)	Includes EBITDA related to discontinued operations of $2.4 million for the three months ended September 30, 2010 and $1.9 million and $15.3 million for the nine months ended September 30, 2011 and 2010, respectively.

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization, while amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions, cost containment and asset impairments. Our management believes that both of these measures are useful in evaluating our operating performance compared to that of other companies in our industry because the calculations of EBITDA and EBITDA, as adjusted, generally eliminate the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses these measures to evaluate operating performance and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA and EBITDA, as adjusted, are useful to investors to assist them in getting a more complete picture of our results from operations.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to CBRE Group, Inc.	$63,807	$57,038	$159,399	$105,201
Add:
Depreciation and amortization (1)	31,308	25,638	80,396	79,717
Interest expense (2)	39,080	50,127	108,367	150,909
Provision for income taxes (3)	47,290	38,573	117,032	77,055
Less:
Interest income	2,493	1,463	7,063	6,375

EBITDA (4)	$178,992	$169,913	$458,131	$406,507
Adjustments:
Integration and other costs related to acquisitions	9,921	973	23,704	2,943
Write-down of impaired assets	5,889	2,428	5,889	6,881
Cost containment expenses	—	2,234	—	11,911

EBITDA, as adjusted (4)	$194,802	$175,548	$487,724	$428,242

(1)	Includes depreciation and amortization related to discontinued operations of $0.03 million for the three months ended September 30, 2010 and $0.5 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Includes interest expense related to discontinued operations of $0.4 million for the three months ended September 30, 2010 and $1.4 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $0.5 million and $5.0 million for the three and nine months ended September 30, 2010, respectively.
(4)	Includes EBITDA related to discontinued operations of $2.4 million for the three months ended September 30, 2010 and $1.9 million and $15.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

We reported consolidated net income of $63.8 million for the three months ended September 30, 2011 on revenue of $1.5 billion as compared to consolidated net income of $57.0 million on revenue of $1.3 billion for the three months ended September 30, 2010.

Our revenue on a consolidated basis for the three months ended September 30, 2011 increased by $268.2 million, or 21.2%, as compared to the three months ended September 30, 2010. This increase was primarily driven by higher worldwide sales (up 22.5%), leasing (up 18.9%) and outsourcing (up 19.4%) activity. Also contributing to the increase was higher revenue in our Global Investment Management segment, primarily driven by our acquisition of CRES on July 1, 2011. Foreign currency translation had a $65.1 million positive impact on total revenue during the three months ended September 30, 2011.

Our cost of services on a consolidated basis increased by $159.2 million, or 21.7%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission accruals. Higher salaries and related costs primarily associated with our global property and facilities management contracts also contributed to the increase in cost of services in the current year. Foreign currency translation had a $37.2 million negative impact on cost of services during the three months ended September 30, 2011. Cost of services as a percentage of revenue was relatively consistent at 58.3% for the three months ended September 30, 2011 versus 58.1% for the three months ended September 30, 2010.

Our operating, administrative and other expenses on a consolidated basis increased by $94.3 million, or 25.2%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was primarily driven by higher payroll-related costs, which resulted from our improved operating performance and increased headcount, and also includes an increase stemming from our acquisition of CRES. Operating expenses for the three months ended September 30, 2011 also included $9.4 million of transaction and integration costs incurred in connection with the REIM Acquisitions. Higher carried interest incentive compensation expense accruals and increased legal and insurance accruals in the current year period also contributed to the increase. Foreign currency translation had a $19.3 million negative impact on total operating expenses during the three months ended September 30, 2011. Operating expenses as a percentage of revenue increased to 30.6% for the three months ended September 30, 2011 from 29.6% for the three months ended September 30, 2010, primarily driven by the aforementioned costs incurred relative to the REIM Acquisitions as well as higher carried interest expense in the current year.

Our depreciation and amortization expense on a consolidated basis increased by $5.7 million, or 22.3%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in our acquisition of CRES and other in-fill acquisitions made in the current year.

Our gain on disposition of real estate on a consolidated basis was $3.6 million for the three months ended September 30, 2011 as compared to $0.2 million for the three months ended September 30, 2010. These gains resulted from activity within our Development Services and Global Investment Management segments.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $3.0 million, or 82.3%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was primarily driven by improved equity income, partially offset by higher impairment charges reported by our Global Investment Management segment in the current year.

Our other loss on a consolidated basis was $5.8 million for the three months ended September 30, 2011 and was reported within our Global Investment Management segment. These losses represent net realized and unrealized losses and gains related to trading securities, which we acquired in our acquisition of CRES.

Our consolidated interest income was $2.5 million for the three months ended September 30, 2011, an increase of $1.0 million, or 70.4%, as compared to the three months ended September 30, 2010. This increase was mainly driven by higher interest income reported in our Americas segment in the current year.

Our consolidated interest expense decreased by $10.7 million, or 21.5%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease was primarily due to lower interest expense associated with our current credit agreement driven by lower interest rates resulting from our refinancing activities in the fourth quarter of 2010. This decrease was partially offset by interest expense incurred related to the $350.0 million of 6.625% senior notes issued on October 8, 2010.

Our provision for income taxes on a consolidated basis was $47.3 million for the three months ended September 30, 2011 as compared to $38.1 million for the three months ended September 30, 2010. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 42.6% for the three months ended September 30, 2011 as compared to 40.7% for the three months ended September 30, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of an increase in income reported in the current year as well as a change in our mix of domestic and foreign earnings (losses) and the impact of discrete items. We believe our full year 2011 effective tax rate should approximate 40%.

Our consolidated income from discontinued operations, net of income taxes, was $7.8 million for the three months ended September 30, 2010. This income was reported in our Development Services segment and mostly related to gains from property sales.

Our net loss attributable to non-controlling interests on a consolidated basis was $3.8 million for the three months ended September 30, 2011 as compared to $1.3 million for the three months ended September 30, 2010. This activity primarily reflects our non-controlling interests’ share of income and losses within our Global Investment Management and Development Services segments.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

We reported consolidated net income of $159.4 million for the nine months ended September 30, 2011 on revenue of $4.1 billion as compared to consolidated net income of $105.2 million on revenue of $3.5 billion for the nine months ended September 30, 2010.

Our revenue on a consolidated basis for the nine months ended September 30, 2011 increased by $677.8 million, or 19.6%, as compared to the nine months ended September 30, 2010. This increase was primarily driven by higher worldwide sales (up 32.5%), leasing (up 16.7%) and outsourcing (up 15.4%) activity. Foreign currency translation had a $137.1 million positive impact on total revenue during the nine months ended September 30, 2011.

Our cost of services on a consolidated basis increased by $418.9 million, or 20.6%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. As previously mentioned, our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission accruals. Higher salaries and related costs associated with our global property and facilities management contracts and additions to headcount also contributed to the increase in cost of services in the current year. Foreign currency translation had a $79.0 million negative impact on cost of services during the nine months ended September 30, 2011. Cost of services as a percentage of revenue increased to 59.1% for the nine months ended September 30, 2011 from 58.6% for the nine months ended September 30, 2010, primarily driven by the aforementioned additions to headcount.

Our operating, administrative and other expenses on a consolidated basis increased by $193.5 million, or 17.8%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30,

2010. The increase was primarily driven by higher payroll-related costs, which resulted from our improved operating performance, increased headcount and our acquisition of CRES, as well as the restoration of salaries to pre-recession levels in the third quarter of 2010, substantially restored bonus target levels in the fourth quarter of 2010 and the reinstatement of our U.S. 401(k) company match in December 2010. Operating expenses for the nine months ended September 30, 2011 also included $21.7 million of transaction and integration costs incurred in connection with the REIM Acquisitions. Higher carried interest incentive compensation expense accruals, increased legal and insurance accruals and higher marketing and travel costs in support of our growing revenue during the nine months ended September 30, 2011 also contributed to the increase. Foreign currency translation had a $40.8 million negative impact on total operating expenses during the nine months ended September 30, 2011. Nevertheless, operating expenses as a percentage of revenue decreased to 30.9% for the nine months ended September 30, 2011 from 31.3% for the nine months ended September 30, 2010, which is indicative of effective cost control in the indirect and support areas of our business.

Our depreciation and amortization expense on a consolidated basis was relatively consistent at $79.9 million for the nine months ended September 30, 2011 versus $79.5 million for the nine months ended September 30, 2010.

Our gain on disposition of real estate on a consolidated basis was $11.6 million for the nine months ended September 30, 2011 as compared to $3.8 million for the nine months ended September 30, 2010. These gains resulted from activity within our Development Services and Global Investment Management segments.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $27.6 million, or 243.8%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was primarily driven by higher equity earnings and lower impairment charges reported by our Global Investment Management segment in the current year. Also contributing to the increase were higher equity earnings associated with gains on property sales within our Development Services segment in the current year.

Our other loss on a consolidated basis was $5.8 million for the nine months ended September 30, 2011 and was reported within our Global Investment Management segment. These losses represent net realized and unrealized losses and gains related to trading securities, which we acquired in our acquisition of CRES.

Our consolidated interest income was relatively consistent at $7.1 million for the nine months ended September 30, 2011 versus $6.4 million for the nine months ended September 30, 2010.

Our consolidated interest expense decreased by $42.8 million, or 28.6%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease was primarily due to lower interest expense associated with our credit agreement due to debt repayments made in the second half of 2010 and lower interest rates resulting from our refinancing activities in the fourth quarter of 2010. This decrease was partially offset by interest expense incurred related to the $350.0 million of 6.625% senior notes issued on October 8, 2010.

Our provision for income taxes on a consolidated basis was $117.0 million for the nine months ended September 30, 2011 as compared to $72.1 million for the nine months ended September 30, 2010. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased slightly to 42.3% for the nine months ended September 30, 2011 as compared to 42.8% for the nine months ended September 30, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of a significant increase in income reported in the current year as well as a change in our mix of domestic and foreign earnings (losses).

Our consolidated income from discontinued operations, net of income taxes, was $16.9 million for the nine months ended September 30, 2011 as compared to $15.0 million for the nine months ended September 30, 2010.

The income in the current period was reported in our Global Investment Management segment and mostly related to gains from property sales, which were all attributable to non-controlling interests. The income in the prior year period was reported in our Development Services segment and mostly related to gains from property sales.

Our net income attributable to non-controlling interests on a consolidated basis was $20.0 million for the nine months ended September 30, 2011 as compared to a net loss attributable to non-controlling interests of $21.0 million for the nine months ended September 30, 2010. This activity primarily reflects our non-controlling interests’ share of income and losses within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Americas
Revenue	$954,213	100.0%	$812,287	100.0%	$2,602,156	100.0%	$2,180,153	100.0%
Costs and expenses:
Cost of services	600,168	62.9	502,404	61.9	1,644,835	63.2	1,361,628	62.5
Operating, administrative and other	231,181	24.2	201,240	24.8	646,071	24.8	562,156	25.8
Depreciation and amortization	15,855	1.7	13,943	1.7	43,517	1.7	43,630	2.0

Operating income	$107,009	11.2%	$94,700	11.6%	$267,733	10.3%	$212,739	9.7%

EBITDA (1)	$126,156	13.2%	$110,487	13.6%	$319,659	12.3%	$262,322	12.0%

EMEA
Revenue	$275,958	100.0%	$215,768	100.0%	$742,013	100.0%	$629,306	100.0%
Costs and expenses:
Cost of services	165,450	60.0	129,817	60.2	452,461	61.0	381,400	60.6
Operating, administrative and other	89,853	32.6	69,339	32.1	244,830	33.0	207,135	32.9
Depreciation and amortization	3,191	1.1	2,289	1.1	7,706	1.0	7,063	1.1

Operating income	$17,464	6.3%	$14,323	6.6%	$37,016	5.0%	$33,708	5.4%

EBITDA (1)	$21,089	7.6%	$17,786	8.2%	$45,470	6.1%	$41,776	6.6%

Asia Pacific
Revenue	$208,055	100.0%	$167,357	100.0%	$557,101	100.0%	$460,467	100.0%
Costs and expenses:
Cost of services	128,989	62.0	103,172	61.6	350,888	63.0	286,273	62.2
Operating, administrative and other	56,835	27.3	48,646	29.1	152,801	27.4	137,571	29.9
Depreciation and amortization	2,979	1.4	1,943	1.2	6,950	1.3	6,062	1.3

Operating income	$19,252	9.3%	$13,596	8.1%	$46,462	8.3%	$30,561	6.6%

EBITDA (1)	$21,817	10.5%	$15,554	9.3%	$51,696	9.3%	$36,589	7.9%

Global Investment Management
Revenue	$77,426	100.0%	$49,518	100.0%	$185,302	100.0%	$135,821	100.0%
Costs and expenses:
Operating, administrative and other	71,770	92.7	34,260	69.2	175,268	94.6	115,129	84.8
Depreciation and amortization	6,281	8.1	3,632	7.3	12,947	7.0	10,102	7.4
Gain on disposition of real estate	345	0.4	—	—	345	0.2	—	—

Operating (loss) income	$(280)	(0.4)%	$11,626	23.5%	$(2,568)	(1.4)%	$10,590	7.8%

EBITDA (1) (2)	$6,154	7.9%	$16,680	33.7%	$14,614	7.9%	$22,516	16.6%

Development Services
Revenue	$18,811	100.0%	$21,288	100.0%	$55,214	100.0%	$58,273	100.0%
Costs and expenses:
Operating, administrative and other	19,499	103.7	21,330	100.2	60,049	108.8	63,563	109.1
Depreciation and amortization	3,002	15.9	3,798	17.8	8,751	15.8	12,659	21.7
Gain on disposition of real estate	3,250	17.3	174	0.8	11,249	20.4	3,797	6.5

Operating loss	$(440)	(2.3)%	$(3,666)	(17.2)%	$(2,337)	(4.2)%	$(14,152)	(24.3)%

EBITDA (1) (3)	$3,776	20.1%	$9,406	44.2%	$26,692	48.3%	$43,304	74.3%

(1)	See Note 15 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $1.9 million for the nine months ended September 30, 2011.
(3)	Includes EBITDA related to discontinued operations of $2.4 million and $15.3 million for the three and nine months ended September 30, 2010, respectively.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Americas

Revenue increased by $141.9 million, or 17.5%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This improvement was primarily driven by higher sales, leasing and outsourcing activity as well as increased commercial mortgage brokerage revenue. Foreign currency translation had an $11.4 million positive impact on total revenue during the three months ended September 30, 2011.

Cost of services increased by $97.8 million, or 19.5%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $5.9 million negative impact on cost of services during the three months ended September 30, 2011. Cost of services as a percentage of revenue increased to 62.9% for the three months ended September 30, 2011 from 61.9% for the three months ended September 30, 2010, mainly due to higher commission tranches achieved in the current year as a result of the increased transaction revenue.

Operating, administrative and other expenses increased by $29.9 million, or 14.9%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was primarily driven by higher payroll-related costs which resulted from improved operating performance and increased headcount. Also contributing to the increase were higher legal and insurance accruals in the current year period. Foreign currency translation had a $3.3 million negative impact on total operating expenses during the three months ended September 30, 2011.

EMEA

Revenue increased by $60.2 million, or 27.9%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, driven by higher outsourcing activity throughout the region and increased lease transaction revenue, particularly in France, Germany, the Netherlands and the United Kingdom. Foreign currency translation had a $28.1 million positive impact on total revenue during the three months ended September 30, 2011.

Cost of services increased by $35.6 million, or 27.4%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, partially due to foreign currency translation, which had a $16.9 million negative impact on cost of services during the three months ended September 30, 2011. Higher salaries and related costs associated with our property and facilities management contracts and increased headcount resulting from select hiring in 2010 and 2011 also contributed to an increase in cost of services in the current year. Cost of services as a percentage of revenue was relatively consistent at 60.0% for the three months ended September 30, 2011 versus 60.2% for the three months ended September 30, 2010.

Operating, administrative and other expenses increased by $20.5 million, or 29.6%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, partly due to foreign currency translation, which had an $8.3 million negative impact on total operating expenses during the three months ended September 30, 2011. The increase was also driven by higher payroll-related costs, including bonuses, largely resulting from additions to headcount.

Asia Pacific

Revenue increased by $40.7 million, or 24.3%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, driven by increased leasing activity, most notably in Australia, China and Singapore, and higher outsourcing activity in Asia, particularly in India. Foreign currency translation had a $24.2 million positive impact on total revenue during the three months ended September 30, 2011.

Cost of services increased by $25.8 million, or 25.0%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, largely driven by foreign currency translation, which had a $14.4 million negative impact on cost of services during the three months ended September 30, 2011. Higher salaries and related costs partly associated with our property and facilities management contracts also contributed to the increase. Cost of services as a percentage of revenue was relatively consistent at 62.0% for the three months ended September 30, 2011 versus 61.6% for the three months ended September 30, 2010.

Operating, administrative and other expenses increased by $8.2 million, or 16.8%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was largely due to foreign currency translation, which had a $6.5 million negative impact on total operating expenses during the three months ended September 30, 2011.

Global Investment Management

Revenue increased by $27.9 million, or 56.4%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This was largely driven by increased asset management fees, including $20.5 million attributable to the acquisition of CRES, and higher incentive fees in the current year. Foreign currency translation had a $1.4 million positive impact on total revenue during the three months ended September 30, 2011.

Operating, administrative and other expenses increased by $37.5 million, or 109.5%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was primarily driven by an increase in costs attributable to the acquisition of CRES and transaction and integration costs incurred in the current year in connection with the REIM Acquisitions. Also contributing to the increase was a net accrual for carried interest incentive compensation of $7.4 million for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management during the three months ended September 30, 2011 as compared to a net reversal of carried interest incentive compensation of $1.4 million in the prior year period. Foreign currency translation had a $1.2 million negative impact on total operating expenses during the three months ended September 30, 2011.

Total AUM as of September 30, 2011 amounted to $53.5 billion, up 42.3% from year-end 2010 and 49.9% from the third quarter of 2010. The third-quarter 2011 total AUM does not include $5.0 billion of assets managed by ING REIM in Asia and $36.3 billion of assets managed by ING REIM in Europe, which were acquired on October 3, 2011 and October 31, 2011, respectively.

Development Services

Revenue decreased by $2.5 million, or 11.6%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to lower rental income as a result of property dispositions.

Operating, administrative and other expenses decreased by $1.8 million, or 8.6%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decrease was primarily driven by lower property operating expenses as a result of the property dispositions noted above.

Development projects in process as of September 30, 2011 totaled $5.1 billion, up $0.2 billion from both year-end 2010 and the third quarter of 2010. The inventory of pipeline deals (those projects we are pursuing, which we believe have a greater than 50.0% chance of closing or where land has been acquired and the project construction start is more than 12 months out) rose to $1.5 billion as of September 30, 2011, up $0.3 billion from year-end 2010 and $0.4 billion from the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Americas

Revenue increased by $422.0 million, or 19.4%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This improvement was primarily driven by higher sales, leasing and outsourcing activity as well as increased commercial mortgage brokerage revenue. Foreign currency translation had a $24.8 million positive impact on total revenue during the nine months ended September 30, 2011.

Cost of services increased by $283.2 million, or 20.8%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $14.2 million negative impact on cost of services during the nine months ended September 30, 2011. Cost of services as a percentage of revenue increased to 63.2% for the nine months ended September 30, 2011 from 62.5% for the nine months ended September 30, 2010, primarily due to higher commission tranches achieved in the current year as a result of the increased transaction revenue.

Operating, administrative and other expenses increased by $83.9 million, or 14.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount and improved operating performance as well as the restoration of salaries to pre-recession levels in the third quarter of 2010, substantially restored bonus target levels in the fourth quarter of 2010 and the reinstatement of our U.S. 401(k) company match in December 2010. Also contributing to the increase in the current year were increased legal and insurance accruals as well as higher marketing and travel costs in support of our growing revenue. Foreign currency translation had a $6.5 million negative impact on total operating expenses during the nine months ended September 30, 2011.

EMEA

Revenue increased by $112.7 million, or 17.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, driven by higher outsourcing activities throughout the region, and increased leasing activity, led by France, Germany, the Netherlands and the United Kingdom. Foreign currency translation had a $53.5 million positive impact on total revenue during the nine months ended September 30, 2011.

Cost of services increased by $71.1 million, or 18.6%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, driven by foreign currency translation, which had a $31.3 million negative impact on cost of services during the nine months ended September 30, 2011. Higher salaries and related costs associated with our property and facilities management contracts and increased headcount resulting from select hiring in 2010 and 2011 also contributed to an increase in cost of services in the current year. Cost of services as a percentage of revenue was relatively consistent at 61.0% for the nine months ended September 30, 2011 versus 60.6% for the nine months ended September 30, 2010.

Operating, administrative and other expenses increased by $37.7 million, or 18.2%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, driven by foreign currency translation, which had a $15.5 million negative impact on total operating expenses during the nine months ended September 30, 2011. The increase was also driven by higher payroll-related costs largely resulting from additions to headcount and higher marketing and travel costs in support of our growing revenue in the current year.

Asia Pacific

Revenue increased by $96.6 million, or 21.0%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, partly due to higher sales activity, led by Australia and China, increased leasing activity, particularly in China, and higher outsourcing activity in Asia, most notably in India. Foreign currency transaction had a $56.0 million positive impact on total revenue during the nine months ended September 30, 2011.

Cost of services increased by $64.6 million, or 22.6%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, driven by foreign currency translation, which had a $33.5 million negative impact on cost of services during the nine months ended September 30, 2011. Higher salaries and related costs associated with our property and facilities management contracts, increases in headcount throughout the region and higher commission expense resulting from increased transaction revenue also contributed to the increase. Cost of services as a percentage of revenue increased to 63.0% for the nine months ended September 30, 2011 as compared to 62.2% for the nine months ended September 30, 2010, primarily driven by additions to headcount.

Operating, administrative and other expenses increased by $15.2 million, or 11.1%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was primarily due to foreign currency translation, which had a $16.0 million negative impact on total operating expenses during the nine months ended September 30, 2011 and higher payroll related costs due to increased headcount. These increases were partially offset by lower legal fees incurred in the current year.

Global Investment Management

Revenue increased by $49.5 million, or 36.4%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This was largely driven by increased asset management fees, partially attributable to our acquisition of CRES, and higher incentive fees in the current year. Foreign currency translation had a $2.8 million positive impact on total revenue during the nine months ended September 30, 2011.

Operating, administrative and other expenses increased by $60.1 million, or 52.2%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was primarily driven by an increase in costs attributable to the acquisition of CRES and transaction and integration costs incurred in the current year in connection with the REIM Acquisitions. Also contributing to the increase were higher carried interest incentive compensation and higher bonus accruals in the current year. Foreign currency translation had a $2.8 million negative impact on total operating expenses during the nine months ended September 30, 2011.

Development Services

Revenue decreased by $3.1 million, or 5.2%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to lower rental income as a result of property dispositions.

Operating, administrative and other expenses decreased by $3.5 million, or 5.5%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This decrease was primarily driven by lower property operating expenses as a result of property dispositions.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2011 expected capital requirements include up to $100.0 million of anticipated net capital expenditures. During the nine months ended September 30, 2011, we incurred $56.7 million of net capital expenditures. As of September 30, 2011, we had aggregate commitments of $18.6 million to fund future co-investments in our Global Investment Management business, $0.5 million of which is expected to be funded in 2011. Additionally, as of September 30, 2011, we had committed to fund $15.4 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING for approximately $940 million in cash. The acquisitions include substantially all of the ING REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business. On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. In addition, we expect to incur transaction costs relating to the acquisitions of approximately $150 million (pre-tax), including financing, retention and integration costs. On July 1, 2011, we acquired CRES for $323.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million, using borrowings from our tranche D term loan facility under our credit agreement to finance these transactions. On October 3, 2011, we acquired ING REIM’s operations in Asia for $45.2 million and three ING REIM Asia co-investments from ING for an aggregate amount of $17.2 million, using borrowings from our tranche C term loan facility under our credit agreement to finance these transactions. On October 31, 2011, we completed the ING REIM Europe portion of the REIM Acquisitions, acquiring ING REIM’s operations in Europe for up to $540.0 million (of which $442.5 million has been paid) and co-investments from ING for up to an aggregate amount of approximately $75 million to be made over the next several months (of which $7.4 million has already been made), using borrowings from our tranche C term loan facility under our Credit Agreement, cash on hand and borrowings under our revolving credit facility to finance these transactions.

During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. In the past two years, we also conducted two debt offerings. The first, in 2009, was part of a capital restructuring in response to the global economic recession, and the second, in 2010, was to take advantage of low interest rates and term availability. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover the shortfall. The underfunded status of our pension plans included in pension liability in the accompanying consolidated balance sheets was $38.1 million and $40.0 million at September 30, 2011 and December 31, 2010, respectively. We expect to contribute a total of $5.0 million to fund our pension plans for the year ending December 31, 2011, of which $2.7 million was funded as of September 30, 2011.

The third long-term liquidity need is the payment of deferred obligations related to acquisitions. As of September 30, 2011, we had $9.5 million of deferred purchase obligations outstanding related to in-fill acquisitions completed during the nine months ended September 30, 2011. As of December 31, 2010, there were no deferred purchase obligations outstanding.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $104.1 million for the nine months ended September 30, 2011, a decrease of $220.8 million as compared to the nine months ended September 30, 2010. The decrease in cash provided by operating activities in the current year versus the same period last year was primarily due to higher bonuses, commissions and income taxes paid in the current year. These items were partially offset by activities associated with securities acquired in our acquisition of CRES, an increase in bonus accruals in the current year and improved operating performance in the current year.

Investing Activities

Net cash used in investing activities totaled $546.5 million for the nine months ended September 30, 2011, an increase of $525.7 million as compared to the nine months ended September 30, 2010. The increase was primarily driven by an increase in restricted cash in the current year attributable to borrowings under our tranche C term loan facility which were held in escrow in anticipation of the completion of the ING REIM Europe portion of the REIM Acquisitions, cash paid for the acquisition of CRES in the current year and higher capital expenditures in the current year. These increases were partially offset by net proceeds received from the disposition of real estate held for investment and higher distributions received from investments in unconsolidated subsidiaries in the current year as well as greater payments associated with in-fill acquisitions in the prior year.

Financing Activities

Net cash provided by financing activities totaled $599.5 million for the nine months ended September 30, 2011 as compared to net cash used in financing activities of $273.0 million for the nine months ended September 30, 2010. The increase in cash provided by financing activities in the current year versus the same period last year was primarily due to $800.0 million of tranche C and D term loan facilities drawn in the current year to finance the REIM Acquisitions. In addition, higher net borrowings under our revolving credit facility in the current year as well as higher repayments of our senior secured term loans in the prior year also contributed to the increase. These items were partially offset by higher net repayments of notes payable on real estate and greater distributions to non-controlling interests in the current year.

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

Our Credit Agreement currently provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015, (3) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; (4) a $400.0 million tranche C term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through December 31, 2017, with the balance payable on March 4, 2018; (5) a $400.0 million tranche D term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through June 30, 2019, with the balance payable on September 4, 2019; and (6) an accordion provision which provides the ability to borrow an additional $800.0 million, which can be further expanded, subject to the satisfaction of what we believe are customary conditions. In regards to the tranche C and tranche D term loan facilities, we had up to 180 days from the date we entered into the related incremental assumption agreement to draw on these facilities, which we elected to do, during which period we were required to pay a fee on the unused portions of each facility. On June 30, 2011, we drew down $400.0 million of the tranche D term loan facility to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. On August 31, 2011, we drew down $400.0 million of the tranche C term loan facility, part of which was used to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011. The remaining unused borrowings were deposited in an escrow account, which has been included in restricted cash in the accompanying consolidated balance sheets as of September 30, 2011, and were used to finance the acquisition of ING REIM’s operations in Europe, which closed on October 31, 2011.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of September 30, 2011 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2011 and December 31, 2010, we had $41.3 million and $17.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 5.2% and 3.5%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of September 30, 2011, letters of credit totaling $13.3 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of September 30, 2011 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of September 30, 2011 and December 31, 2010, we had $315.0 million and $341.3 million, respectively, of tranche A term loan facility principal outstanding and $297.0 million and $299.2 million, respectively, of tranche B term loan facility principal outstanding, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of September 30, 2011, we also had $399.0 million of both tranche C and tranche D term loan facilities principal outstanding, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On October 18, 2011, we announced our plan to establish a new incremental senior secured sterling tranche A-1 term loan facility of approximately $250.0 million. The new facility will be offered to our existing bank syndicate and will be on terms substantially similar to our existing tranche A term loan facility. The new facility is expected to close on November 9, 2011 and mature in May 2016, and enables us to capitalize on the current low interest rate environment and to enhance our overall financial flexibility.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three and nine months ended September 30, 2011. As of September 30, 2011, the fair values of these interest rate swap agreements were reflected as a $39.1 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

On October 8, 2010, CBRE Services, Inc. (formerly known as CB Richard Ellis Services, Inc.), or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $350.0 million at both September 30, 2011 and December 31, 2010.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report, net of unamortized discount, was $438.7 million and $437.7 million at September 30, 2011 and December 31, 2010, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 16.36x for the trailing twelve months ended September 30, 2011 and our leverage ratio of total debt less available cash to EBITDA was 1.55x as of September 30, 2011. We may from time to time, in our sole discretion, look for opportunities to reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

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

We had short-term borrowings of $718.1 million and $471.4 million with related average interest rates of 2.7% and 2.8% as of September 30, 2011 and December 31, 2010, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 1, 2011. As of September 30, 2011 and December 31, 2010, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S.

Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2012. As of September 30, 2011 and December 31, 2010, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2012. As of September 30, 2011 and December 31, 2010, there were no amounts outstanding under this facility.

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

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. Effective October 12, 2010 through January 10, 2011, the warehouse line of credit was temporarily increased from $210.0 million to $250.0 million. Effective November 22, 2010 through February 1, 2011, the warehouse line of credit was temporarily increased further from $250.0 million to $300.0 million. This agreement has been amended several times and currently provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily LIBOR plus 2.50% and has a maturity date of September 28, 2012.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. Effective October 13, 2011, the warehouse line of credit was increased from

$75.0 million to $100.0 million. The secured revolving line of credit bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of May 31, 2012.

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing providing CBRE Capital Markets with the ability to fund Freddie Mac multi-family loans. Effective September 13, 2011, the maximum outstanding balance allowed under this arrangement was increased from $200.0 million to $300.0 million and on October 4, 2011, was further increased to $500.0 million. The outstanding borrowings bear interest at LIBOR plus 2.75% with a LIBOR floor of 0.25% and the agreement expires on December 20, 2011.

During the nine months ended September 30, 2011, we had a maximum of $677.4 million of warehouse lines of credit principal outstanding. As of September 30, 2011 and December 31, 2010, we had $676.8 million and $453.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $690.2 million and $485.4 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of September 30, 2011 and December 31, 2010, respectively, and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $12.6 million as of September 30, 2011, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2012.

We had guarantees totaling $24.9 million as of September 30, 2011, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $24.9 million primarily consists of guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013.

In addition, as of September 30, 2011, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $2.9 billion at September 30, 2011. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $522.6 million at September 30, 2011. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2011 and December 31, 2010, CBRE MCI had $3.7 million and $2.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $5.5 million and $4.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $272.2 million (including $215.8 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2011.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2011, we had aggregate commitments of $18.6 million to fund future co-investments, $0.5 million of which is expected to be funded in 2011. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2011, we had committed to fund $15.4 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update, or ASU, 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements of ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This ASU gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

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

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	the ability of our Global Investment Management segment to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	our ability to complete a new incremental senior secured sterling denominated term A-1 loan facility;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms the agreements for its warehouse lines of credit;

•	the effect of implementation of new accounting rules and standards; and

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

During the nine months ended September 30, 2011, approximately 40% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for any such contracts. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not engage in any speculative activities with respect to foreign currency.

On February 2, 2011, we entered into four option agreements, including one to sell a notional amount of 0.4 million Euros, which expired on March 29, 2011, one to sell a notional amount of 6.5 million Euros, which expired on June 28, 2011, one to sell a notional amount of 6.5 million Euros, which was exercised on September 28, 2011 and one to sell a notional amount of 22.0 million Euros, which expires on December 28, 2011. On February 3, 2011, we entered into four additional option agreements, including one to sell a notional amount of 4.0 million British pounds sterling, which was exercised on March 29, 2011, one to sell a notional amount of 7.4 million British pounds sterling, which was exercised on June 28, 2011, one to sell a notional amount of 6.8 million British pounds sterling, which was exercised on September 28, 2011 and one to sell a notional amount of 12.0 million British pounds sterling, which expires on December 28, 2011. On February 23, 2011, we entered into three additional option agreements, including one to sell a notional amount of 2.1 million British pounds sterling, which was exercised on June 28, 2011, one to sell a notional amount of 2.0 million British pounds sterling, which was exercised on September 28, 2011 and one to sell a notional amount of 2.8 million British pounds sterling, which expires on December 28, 2011. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were gains of $1.0 million and charges of $1.6 million for the three and nine months ended September 30, 2011, respectively, resulting from net gains and losses on foreign currency exchange option agreements.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three and nine months ended September 30, 2011. As of September 30, 2011, the fair values of these interest rate swap agreements were reflected as a $39.1 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.4 billion at September 30, 2011. Based on dealers’ quotes, the estimated fair values of our 6.625% senior notes and 11.625% senior subordinated notes were $337.3 million and $495.7 million, respectively, at September 30, 2011.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at September 30, 2011, the net impact of the additional interest cost would be a decrease of $4.9 million on pre-tax income and an increase of $4.9 million on cash used in operating activities for the nine months ended September 30, 2011.

We also have $499.3 million of notes payable on real estate as of September 30, 2011. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $2.1 million for the nine months ended September 30, 2011. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

ITEM 4.	CONTROLS AND PROCEDURES

Our policy for disclosure controls and procedures provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Our Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Second Amendment to the PE Share Purchase Agreement, dated October 3, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CBRE, Inc. and others (incorporated by reference to Exhibit 2.03 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on October 7, 2011)

2.2	Third Amendment to the PE Share Purchase Agreement, dated October 31, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CBRE, Inc. and others (incorporated by reference to Exhibit 2.04 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on November 4, 2011)

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011*

3.2	Second Amended and Restated By-laws of CBRE Group, Inc. (incorporated by reference to Exhibit 3.2 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on October 3, 2011)

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (Securityholders’ Agreement), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 23, 2009)

4.2(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on July 29, 2011)

Exhibit Number	Description

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on October 12, 2010)

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on July 29, 2011)

10.1	Form of Supplement among certain new U.S. subsidiaries from time-to-time and Credit Suisse AG, as collateral agent, to the Guarantee and Pledge Agreement, dated as of November 10, 2010, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Group, Inc. and Credit Suisse AG, as collateral agent for the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on July 29, 2011)

10.2	Amendment No. 1 to the Incremental Assumption Agreement, dated as of August 26, 2011, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 30, 2011)

11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

+	In the foregoing description of exhibits, references to CB Richard Ellis Group, Inc. are to CBRE Group, Inc., references to CB Richard Ellis Services, Inc. are to CBRE Services, Inc., and references to CB Richard Ellis, Inc. are to CBRE Inc., in each case, prior to their respective name changes, which became effective October 3, 2011.
*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: November 9, 2011	/s/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: November 9, 2011	/s/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)