Form 10-K
period 2011-12-31
CBRE GROUP, INC.
filed 2012-02-29
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 001 - 32205

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $8.2 billion based upon the last sales price on June 30, 2011 on the New York Stock Exchange of $25.11 for the registrant’s Class A Common Stock.

As of February 13, 2012, the number of shares of Class A Common Stock outstanding was 327,949,512.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2012 Annual Meeting of Stockholders to be held May 8, 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CBRE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

CBRE Group, Inc., a Delaware corporation formerly known as CB Richard Ellis Group, Inc., (which may be referred to in this Form 10-K as the “company”, “we”, “us” and “our”) is the world’s largest commercial real estate services firm, based on 2011 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2011, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 34,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. Our contractual, fee-for-services businesses, which generally involve facilities management, property management, mortgage loan servicing and investment management, represented approximately 39% of our 2011 revenue.

During the year ended December 31, 2011, we generated revenue from a well-balanced, highly diversified base of clients that includes approximately 80 of the Fortune 100 companies. We estimate that the following client types accounted for the highest proportion of revenue in 2011:

•	corporations (42%);

•	insurance companies and banks (17%); and

•	pension funds and advisors (9%).

The following client types accounted for the remainder of our revenue:

•	real estate investment trusts, or REITs, (8%);

•	individuals and partnerships (7%);

•	government agencies ( 6%); and

•	other (11%).

Property owners, occupiers and investors continue to consolidate their service needs with fewer providers, and are awarding their business to firms that have strong capabilities in leading markets and the ability to provide a complete range of services. We believe we are well positioned to capture a growing and disproportionate share of the business being awarded as a result of these trends.

In 2011, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and achieved the highest brand reputation ranking among all commercial real estate companies in a survey of Wall Street Journal subscribers. Since 2006, we have been the only commercial real estate services company included in the S&P 500. In every year since 2008, we have been the only commercial real estate services firm to be included in the Fortune 500. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for five consecutive years, including in 2011, when we ranked 6th overall and were the highest ranked commercial real estate services company.

CBRE History

CBRE marked its 105th year of continuous operations in 2011, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. Since then, we have grown into the largest global commercial real estate services firm (in terms of 2011 revenue) through organic growth and a series of strategic acquisitions, including the December 2006 purchase of Trammell Crow Company, which significantly deepened our outsourcing service offerings, and the 2011 REIM Acquisitions described below.

In 2011, we completed a series of strategic transactions with Netherlands-based ING Group N.V. and its affiliates (ING), which bolstered our global real estate investment management business. We acquired substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, and its U.S.-based global real estate listed securities business, Clarion Real Estate Securities (CRES), for over $810 million in cash (which we refer to as the REIM Acquisitions). In addition, we acquired co-investment interests totaling approximately $80 million.

These former ING businesses are now part of our independently operated Global Investment Management segment, which conducts business through our indirect wholly-owned subsidiary, CBRE Global Investors. The REIM and CRES businesses are highly complementary, with little overlap in client base and different investment strategies. CBRE Global Investors has traditionally focused on value-add funds and separate accounts. The REIM and CRES businesses have primarily focused on core funds and global listed real estate securities funds, except in Asia, where REIM manages value-add and opportunistic funds. The combined entity provides us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies. As of December 31, 2011, CBRE Global Investors’ assets under management, or AUM, totaled $94.1 billion, which includes AUM acquired in the REIM Acquisitions.

The REIM Acquisitions were completed during 2011 as follows:

Closing Date	Business Acquired	Purchase Price	Co-investment Amount
July 1	CRES	$323.9 million	$58.6 million
October 3	REIM Asia	$45.6 million	$13.9 million
October 31	REIM Europe	$442.5 million	$7.4 million

We have also historically enhanced and complemented our global capabilities through the acquisition of regional and specialty-niche firms that are leaders in their areas of concentration or in their local markets, including regional firms with which we had previous affiliate relationships. These “in-fill” acquisitions remain an integral part of our long-term strategy. CBRE Group, Inc., formerly CB Richard Ellis Group, Inc., was incorporated on February 20, 2001, and changed its name to CBRE Group, Inc. effective October 3, 2011.

Our Regions of Operation and Principal Services

CBRE Group, Inc. is a holding company that conducts all of its operations through its indirect subsidiaries. CBRE Services, Inc., our direct wholly-owned subsidiary, is also generally a holding company and is the primary obligor or issuer with respect to most of our long-term indebtedness.

We report our operations through the following segments: (1) Americas, (2) Europe, Middle East and Africa, or EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 21 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is also set forth in Note 21 of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

The Americas

The Americas is our largest business segment, comprised of operations throughout the United States and Canada as well as key markets in Latin America. Our operations are largely wholly-owned, but also include independent affiliated offices, which license the use of the “CBRE” and “CB Richard Ellis” names in their local markets in return for payments of annual royalty fees to us and an agreement to cross-refer business between us and the affiliate.

Most of our operations are conducted through our indirect wholly-owned subsidiary CBRE, Inc. Our mortgage loan origination, sales and servicing operations are conducted exclusively through our indirect wholly-owned subsidiary operating under the name CBRE Capital Markets and its subsidiaries. Our operations in Canada are conducted through our indirect wholly-owned subsidiary CBRE Limited. Both CBRE Capital Markets and CBRE Limited are subsidiaries of CBRE, Inc.

Our Americas segment accounted for 62.2% of our 2011 revenue, 62.9% of our 2010 revenue and 62.3% of our 2009 revenue. Within our Americas segment, we organize our services into the following business areas:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 34.5% of our 2011 consolidated worldwide revenue, 35.0% of our 2010 consolidated worldwide revenue and 30.8% of our 2009 consolidated worldwide revenue.

Within advisory services, our major service lines are the following:

•

Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. Our years of strong local market presence have allowed us to develop significant repeat business from existing clients, including approximately 53% of our revenues from existing U.S. real estate sales and leasing clients in 2011. This includes referrals from our contractual fee-for-services businesses, such as facilities and property management, mortgage loan servicing and investment management provided by CBRE Global Investors. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as advisors as well as transaction executors. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Los Angeles, Miami, New York and Philadelphia.

Our real estate services professionals are compensated primarily through commission-based programs, which are payable upon completion of an assignment. Therefore, as compensation is our largest expense, this cost structure gives us flexibility to mitigate the negative effect on our operating margins during difficult market conditions. Due to the low barriers to entry and significant competition for quality employees, we strive to retain top professionals through an attractive compensation program tied to productivity. We believe we invest in greater support resources than most other firms, including professional development and training, market research and information, technology, branding and marketing. We also foster an entrepreneurial culture that emphasizes client service and rewards performance.

We further strengthen our relationships with our real estate services clients by offering proprietary research to them through our commercial real estate market information and forecasting unit, CBRE Econometric Advisors (CBRE-EA). This group provides data and analysis to its clients in various formats, including market outlook reports for the office, industrial, hotel, retail and multi-housing sectors, covering more than 125 metropolitan areas in the United States and Canada.

•

Capital Markets. We offer clients fully integrated investment sales and debt/equity financing services under the CBRE Capital Markets brand. The tight integration of these services fosters collaboration between our investment sales and debt/equity financing professionals, helping to meet the marketplace demand for comprehensive capital markets solutions. During 2011, we concluded more than $61.4 billion of capital markets transactions in the Americas, including $41.5 billion of investment sales transactions and $19.9 billion of mortgage loan originations and sales.

We believe our Investment Properties business, which includes office, industrial, retail, multi-family and hotel properties, is the leading investment sales property advisor in the United States, with a market share of approximately 16% in 2011. Our mortgage brokerage business originates, sells and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. In the United States, our mortgage loan origination volume in 2011 was $16.5 billion, representing an increase of approximately 72% from 2010. Approximately $6.2 billion of loans in 2011 were originated for federal government sponsored entities, most of which were financed through revolving credit lines dedicated exclusively for this purpose. We substantially mitigate the principal risk associated with loans financed through these credit lines by either obtaining a contractual purchase commitment from the government-sponsored entity or confirming a forward-trade commitment for the issuance and purchase of a mortgage-backed security that will be secured by the loan. We advised on the sale of approximately $2.8 billion of mortgages on behalf of financial institutions in 2011, compared with $4.5 billion in 2010. In 2011, GEMSA Loan Services, a joint venture between CBRE Capital Markets and GE Capital Real Estate, serviced approximately $103.6 billion of mortgage loans, $57.7 billion of which related to the servicing rights of CBRE Capital Markets.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary technology for preparing and delivering valuation reports to our clients, which we believe provides us with an advantage over our competitors. We believe that our valuation business is one of the largest in the industry. During 2011, we completed over 34,000 valuation, appraisal and advisory assignments.

Outsourcing Services

Outsourcing commercial real estate services is a long-term trend in our industry, with corporations, institutions, public sector entities, health care providers and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services primarily include two major business lines that seek to capitalize on this trend: (1) corporate services and (2) asset services. Agreements with our corporate services clients are generally long-term arrangements and although they contain different provisions for termination, there are usually penalties for early termination. Although our management agreements with our asset services clients generally may be terminated with notice ranging between 30 to 90 days, we have developed long-term relationships with many of these clients and we continue to work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2011, we managed approximately 1.4 billion square feet of commercial space for property owners and occupiers, which we believe represents one of the largest portfolios in the Americas. Our outsourcing services business line accounted for 27.7% of our 2011 consolidated worldwide revenue, 27.9% of our 2010 consolidated worldwide revenue and 31.5% of our 2009 consolidated worldwide revenue.

•

Corporate Services. We provide a comprehensive suite of services to corporate users of real estate, including transaction management, project management, facilities management, strategic consulting, portfolio management and other services. Our clients are leading global corporations, health care providers and public sector entities with large, geographically-diverse real estate portfolios. Project management services are typically provided on a portfolio-wide or programmatic basis. Facilities management involves the day-to-day management of client-occupied space and includes headquarter buildings, regional offices, administrative offices and manufacturing and distribution facilities. We identify best practices, implement technology solutions and leverage our resources to control clients’ facilities costs and enhance the workplace environment. We enter into multi-year, multi-service outsourcing contracts with our clients, but often also provide services on a one-off assignment or a short-term contract basis. The long-term, contractual nature of these relationships enables us to devise and execute real estate strategies that support our clients’ overall business strategies. Revenues for project management include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues may also include reimbursement of payroll and related costs for personnel providing the services. Contracts for facilities management services are typically structured so we receive reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly fee, and in some cases, annual incentives if agreed-upon performance targets are satisfied.

•

Asset Services. We provide property management, construction management, marketing, leasing, accounting and financial services on a contractual basis for income-producing office, industrial and retail properties owned by local, regional and institutional investors. We provide these services through an extensive network of real estate experts in major markets throughout the United States. These local office teams are supported by a strategic accounts team whose function is to help ensure quality service and to maintain and expand relationships with large institutional clients, including buyers, sellers and landlords who need to lease, buy, sell and/or finance space. We believe our contractual relationships with these clients put us in an advantageous position to provide other services to them, including refinancing, disposition and appraisal. We typically receive monthly management fees for the asset services we provide based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management, or in certain cases, the greater of such percentage fee or a minimum agreed-upon fee. We are also normally reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

Europe, Middle East and Africa (EMEA)

Our Europe, Middle East and Africa, or EMEA, segment, operates in 44 countries with operations primarily conducted through a number of indirect wholly-owned subsidiaries. The largest operations are located in France, Germany, Italy, the Netherlands, Russia, Spain and the United Kingdom. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services, primarily in France, Spain and the United Kingdom. Within EMEA, our services are organized along the same lines as in the Americas, including brokerage, investment properties, corporate services, valuation/appraisal services, asset management services and facilities management, among others. Our EMEA segment accounted for 18.2% of our 2011 revenue, 18.3% of our 2010 revenue and 19.6% of our 2009 revenue.

In France, we believe we are a market leader in Paris and also have operations in Aix in Provence, Bagnolet, Bordeaux, Lille, Lyon, Marseille, Montreuil, Montrouge, Neuilly Sur Seine, Saint Denis and Toulouse. Our German operations are located in Berlin, Cologne, Düsseldorf, Frankfurt, Hamburg, Munich and Stuttgart. Our presence in Italy includes operations in Milan, Modena, Rome and Turin. Our operations in the Netherlands are located in Amsterdam, Almere, the Hague, Hoofddorp and Rotterdam. Our operations in Russia consist of an office in Moscow. In Spain, we provide full-service coverage through our offices in Barcelona, Madrid, Marbella, Palma de Mallorca and Valencia. We are one of the leading commercial real estate services companies in the United Kingdom. We have held the leading market position in investment sales in the United Kingdom in each of the past five years, including in 2011. In London, we provide a broad range of commercial property real estate services to investment and corporate clients, and held the leading market position for space acquisition in 2011 for the second year in a row. We also have regional offices in Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Sheffield and Southampton as well as offices in Aberdeen, Belfast, Edinburgh and Glasgow managed by our U.K. team.

We also have affiliated offices that provide commercial real estate services under our brand name in several countries throughout Europe, the Middle East and Africa. Our agreements with these independent offices include licenses to use the “CBRE” and “CB Richard Ellis” names in the relevant territory in return for payments of annual royalty fees to us. In addition, these agreements also include business cross-referral arrangements between us and our affiliates.

Asia Pacific

Our Asia Pacific segment operates in 13 countries with operations primarily conducted through a number of indirect wholly-owned subsidiaries. We believe that we are one of only a few companies that can provide a full range of real estate services to large corporations throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China, Hong Kong, India, Japan, Singapore and South Korea. In addition, we have agreements with affiliate offices in the Philippines, Thailand, Vietnam, Cambodia and Malaysia that generate royalty fees and support cross-referral arrangements similar to our EMEA segment. The Pacific region includes Australia and New Zealand, with principal offices located in Adelaide, Brisbane, Canberra, Melbourne, Sydney, Perth, Auckland, Wellington and Christchurch. Our Asia Pacific segment accounted for 13.4% of our 2011 revenue, 13.1% of our 2010 revenue and 12.6% of our 2009 revenue.

Global Investment Management

Operations in our Global Investment Management segment are conducted through our indirect wholly-owned subsidiary CBRE Global Investors, LLC and its global affiliates, which we also refer to as CBRE Global Investors. CBRE Global Investors provides investment management services to pension funds, insurance companies, sovereign wealth funds, foundations, endowments and other institutional investors seeking to generate returns and diversification through investment in real estate. It sponsors investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In some strategies, CBRE Global Investors and its investment teams co-invest with its limited partners. Our Global Investment Management segment accounted for 4.9% of our 2011 revenue, 4.2% of our 2010 revenue and 3.4% of our 2009 revenue. We anticipate this percentage will increase notably in 2012, reflecting a full year of revenue contribution in 2012 from the REIM Acquisitions, which closed in multiple stages during the second half of 2011.

CBRE Global Investors’ investment programs are organized into four primary categories, which include direct real estate investments through separate accounts and sponsored equity and debt funds as well as indirect real estate investments through listed securities and multi manager funds of funds. The investment programs cover the full range of risk strategies from core/core+ to opportunistic. Operationally, a unique investment team executes each investment program within these categories, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams are supported by shared resources such as accounting, financial controls, information technology, investor services and research. CBRE Global Investors has an in-house team of research professionals who focus on investment strategy, underwriting and forecasting, based in part on market data from our advisory services group.

CBRE Global Investors closed approximately $4.2 billion and $4.1 billion of new acquisitions in 2011 and 2010, respectively. It liquidated $3.1 billion and $2.2 billion of investments in 2011 and 2010, respectively. Assets under management have increased from $10.0 billion at December 31, 2001 to $94.1 billion at December 31, 2011, representing an approximately 25% compound annual growth rate.

As of December 31, 2011, our portfolio of consolidated real estate held for investment consisted of one industrial property and three multi-family/residential properties, all located in the United States. Included in the accompanying consolidated statements of operations were rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, excluding those reported as discontinued operations, of $29.6 million and $13.3 million, respectively, for the year ended December 31, 2011, $41.6 million and $22.4 million, respectively, for the year ended December 31, 2010, and $6.6 million and $2.7 million, respectively, for the year ended December 31, 2009.

Development Services

Operations in our Development Services segment are conducted through our indirect wholly-owned subsidiaries Trammell Crow Company, Trammell Crow Services, Inc. (both of which merged into Trammell Crow Company, LLC effective January 1, 2012) and certain of its subsidiaries, providing development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic, risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities (primarily student housing); and residential/mixed-use projects. Our Development Services segment accounted for 1.3% of our 2011 revenue, 1.5% of our 2010 revenue and 2.1% of our 2009 revenue.

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

Trammell Crow Company has established several commingled investment funds to facilitate its pursuit of opportunistic and value-added development and investment projects. In addition, it seeks to channel a large part of its development and investment activity into programs with certain strategic capital partners.

As of December 31, 2011, our portfolio of consolidated real estate consisted of land, industrial, office and retail properties and mixed-use projects. These projects are geographically dispersed throughout the United States, except for one project, which is located in Canada. Included in the accompanying consolidated statements of operations were rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to these operational real estate properties, excluding those reported as discontinued operations, of $41.1 million and $20.7 million, respectively, for the year ended December 31, 2011, $46.9 million and $24.6 million, respectively, for the year ended December 31, 2010, and $53.3 million and $31.6 million, respectively, for the year ended December 31, 2009.

At December 31, 2011, Trammell Crow Company had $4.9 billion of development projects in process. Additionally, the inventory of pipeline deals (those projects we are pursuing, which we believe have a greater than 50% chance of closing or where land has been acquired and the project construction start is more than twelve months out) was $1.2 billion at December 31, 2011.

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. Each business discipline is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2011 revenue, our relative competitive position varies significantly across geographies, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms. Some of these firms may have greater financial resources than we do. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms and are substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including Cushman & Wakefield and Jones Lang LaSalle as well as national firms such as Grubb & Ellis.

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

Employees

At December 31, 2011, we had approximately 34,000 employees worldwide, excluding affiliate offices, approximately 40% of which are in our outsourcing business and are fully reimbursed by our clients. At December 31, 2011, 771 of our employees were subject to collective bargaining agreements, most of whom are on-site employees in our asset services business in New York, New Jersey, Illinois and California. We believe that relations with our employees are generally good.

Intellectual Property

We hold various trademarks and trade names worldwide, which include the “CBRE” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CBRE,” “CB Richard Ellis” and “Trammell Crow” names. With respect to the CBRE and CB Richard Ellis names, we have processed and continuously maintain trademark registrations for these service marks in the United States and the CBRE and CB Richard Ellis related marks are in registration or in process in most foreign jurisdictions where we conduct significant business. We obtained our most recent U.S. trademark registrations for the CBRE and CB Richard Ellis related marks in 2005, and these registrations would expire in 2015 if we failed to renew them.

We hold a license to use the “Trammell Crow” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which may be revoked if we fail to satisfy usage and quality control covenants under the license agreement.

In addition to trade names, we have developed proprietary technologies for the provision of complex services through our global outsourcing business and for preparing and developing valuation reports for our clients through our valuation business. We also offer proprietary research to clients through our CBRE-EA research unit and we offer proprietary investment structures through CBRE Global Investors. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.

Environmental Matters

Federal, state and local laws and regulations in the countries in which we do business impose environmental liabilities, controls, disclosure rules and zoning restrictions that impact the ownership, management, development, use, or sale of commercial real estate. Certain of these laws and regulations may impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property, including contamination resulting from above-ground or underground storage tanks or the presence of asbestos or lead at a property. If contamination occurs or is present during our role as a property or facility manager or developer, we could be held liable for such costs as a current “operator” of a property, regardless of the legality of the acts or omissions that caused the contamination and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from exposure to hazardous substances or environmental contamination at a site, including liabilities arising from exposure to asbestos-containing materials. Under certain laws and common law principles, any failure by us to disclose environmental contamination at a property could subject us to liability to a buyer or lessee of the property. Further, federal, state and local governments in the countries in which we do business have begun enacting various laws, regulations, and treaties governing environmental and climate change, particularly for “greenhouse gases,” which seek to tax, penalize, or limit the release of those “greenhouse gases.” Such regulations could lead to increased operational or compliance costs over time.

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

Availability of this Report

Our internet address is www.cbre.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this Annual Report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, CBRE Group, Inc., 200 Park Avenue, New York, New York 10166.

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

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed by an economic slowdown and downturn in commercial real estate asset values, property sales and leasing activities.

Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for commercial real estate, falling real estate values, or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines. These economic conditions can result in a general decline in acquisition, disposition and leasing activity, as well as a general decline in the value of commercial real estate and in rents, which in turn reduces revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, as well as revenues associated with development activities. In addition, we could experience a reduction in the amount of fees we earn in our Global Investment Management business if our assets under management decrease or those assets fail to perform as anticipated. These conditions can lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate assets and properties planned for development.

Our development and investment strategy often entails making relatively modest investments alongside our investor clients. Our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. During an economic downturn, investment capital is usually constrained and it may take longer for us to dispose of real estate investments or selling prices may be lower than originally anticipated. As a result, the value of our commercial real estate investments may be reduced and we could realize losses or diminished profitability. In addition, economic downturns may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business.

Performance of our asset services line of business partially depends upon the performance of the properties we manage because our fees are generally based on a percentage of aggregate rent collections from these properties. The performance of these properties may be impacted by many factors which are partially or completely outside of our control, including (i) real estate and financial market conditions prevailing generally and locally, (ii) our ability to attract and retain creditworthy tenants, particularly during economic downturns; and (iii) the magnitude of defaults by tenants under their respective leases, which may increase during distressed conditions.

During 2008 and 2009, credit became severely constrained and prohibitively expensive and real estate market activity contracted sharply in most markets around the world as a result of the global financial crisis and the deep economic recession. These adverse macro conditions impacted real estate services companies like ours by significantly hampering transaction activity and lowering real estate valuations. Similar to other commercial real estate services firms, our transaction volumes fell during 2008 and most of 2009, and as a result, our stock price declined significantly. If the economic and market conditions that prevailed in 2008 and 2009 were to return, our business performance and profitability could again deteriorate.

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

Our debt instruments, including our credit agreement, impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions affect, and in many respects limit or prohibit, our ability to:

•	plan for or react to market conditions;

•	meet capital needs or otherwise restrict our activities or business plans; and

•	finance ongoing operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest, including:

•	incurring or guaranteeing additional indebtedness;

•	paying dividends or making distributions on or repurchases of capital stock;

•	repurchasing equity interests;

•	the payment of dividends or other amounts to us;

•	transferring or selling assets, including the stock of subsidiaries;

•	creating liens; and

•	entering into sale/leaseback transactions.

Our credit agreement currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the credit agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the credit agreement) of 3.75x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot give assurance that we will be able to meet those ratios when required. For example, we experienced a decline in EBITDA during the economic downturn in 2008 to 2009, which negatively impacted our minimum coverage ratio and maximum leverage ratio. However, we significantly reduced our cost structure during 2008 and 2009, and, as a result of these cost reductions as well as renewed growth in our business, we are well within compliance with the minimum coverage ratio and the maximum leverage ratio under our credit agreement. Our coverage ratio of EBITDA to total interest expense was 15.0x for the year ended December 31, 2011 and our leverage ratio of total debt less available cash to EBITDA was 1.53x as of December 31, 2011. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

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

We are highly leveraged and have significant debt service obligations. We established new term loans totaling approximately $800.0 million under our credit agreement in 2011 to finance the REIM Acquisitions. As of December 31, 2011, our total debt, excluding notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $2.5 billion. For the year ended December 31, 2011, our interest expense was approximately $150.2 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

Our debt could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of our cash flow from operations is used to pay principal and interest on our debt;

•	our interest expense could increase if interest rates increase because the loans under our credit agreement generally bear interest at floating rates;

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

From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., rate our significant outstanding debt. These ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any future borrowings, and could also cause a decline in the market price of our Class A common stock in addition to our outstanding debt instruments.

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

If we experience defaults by multiple clients or counterparties, it could adversely affect our business.

We could be adversely affected by the actions and deteriorating financial condition and results of operations of certain of our clients or counterparties if that led to losses or defaults by one or more of them, which in turn, could have a material adverse effect on our results of operations and financial condition.

Any of our clients may experience a downturn in their business that may weaken their results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, or the failure of any client to make payments when due, could result in material losses to our company. A client bankruptcy would delay or preclude full collection of amounts owed to us. Additionally, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur as a result of the loss of the client.

The bankruptcy or insolvency of a significant counterparty (which may include co-brokers, lenders, insurance companies, hedging counterparties, service providers or other organizations with which we do business), or the failure of any significant counterparty to perform its contractual commitments, may result in disruption to our business or material losses to our company.

Our goodwill and other intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations, stockholders’ equity and our stock price. For example, due to the severe market downturn and credit crisis, we determined in December 2008 that the negative impact of the global economic slowdown and resulting decline in our stock price represented an adverse change in our business climate, requiring us to undertake an interim evaluation of our goodwill and other intangible assets for impairment. As a result, we incurred charges of $1.2 billion in connection with the impairment of goodwill and other non-amortizable intangible assets during the year ended December 31, 2008. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, all could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Brett White, our Chief Executive Officer. Mr. White and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees (including those acquired through acquisitions), or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business, including brokerage and property management personnel. Competition for these personnel is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. We use equity incentives to help retain and incentivize our key personnel. Any significant decline in, or failure to grow, our stock price may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2011, we generated approximately 41% of our revenue from operations outside the United States. With the REIM Acquisitions, the footprint of our Global Investment Management business has significantly expanded, particularly in Europe and Asia. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

•

the impact of regional or country-specific business cycles and economic instability, particularly in Europe, which has seen a developing crisis in sovereign debt, and which could be further significantly and adversely impacted if the Euro were to fail as a single currency;

•	greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws;

•	a tendency for clients to delay payments in some European and Asian countries;

•	political and economic instability in certain countries; and

•	foreign ownership restrictions with respect to operations in countries such as China.

Although we maintain anti-corruption and anti-money laundering compliance programs throughout the company, violations of our compliance programs may result in criminal or civil sanctions, including material monetary fines, penalties, equitable remedies (including disgorgement), and other costs against us or our employees, and may have a material adverse effect on our reputation and business.

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

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2011, approximately 41% of our revenue was transacted in foreign currencies, the majority of which included the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. With the closing of the REIM Acquisitions, our Global Investment Management business now has a significant amount of Euro-denominated assets under management as well as associated revenue and earnings in Europe, which has seen a developing crisis in sovereign debt resulting in a notable drop in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in our assets under management, revenue and earnings.

Over time, fluctuations in the value of the U.S. dollar and the Euro relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar and the Euro may make it more difficult to perform period-to-period comparisons of our reported results of operations.

From time to time, our management uses currency hedging instruments, including foreign currency forward and option contracts and borrows in foreign currencies. There can be no assurance that these hedging instruments will be available when needed. Additionally, economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which impact cash flow, and unexpected changes in the underlying net asset position.

Our growth has benefited significantly from acquisitions, which may not be available in the future or perform as expected.

A significant component of our growth has occurred through acquisitions, including our acquisition of the Trammell Crow Company in December 2006 and the REIM Acquisitions that we completed in the second half of 2011. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. In addition, acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination, transaction and deferred financing costs, among others.

We have had, and may continue to experience, difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. The integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels. As with prior material transactions, we expect to incur significant integration expenses associated with the REIM Acquisitions in 2012 and beyond.

The anticipated benefits of the REIM Acquisitions may not be realized as we contemplated.

We completed the REIM Acquisitions with the expectation that such acquisitions would result in various benefits, including, among others, enhanced revenues and margins, a strengthened market position, cross-selling opportunities and operating efficiencies. Achieving the anticipated benefits of the REIM Acquisitions will be subject to a number of uncertainties, including whether we successfully integrate the business being acquired, achieve expected synergies, and realize accretive benefits in the timeframe anticipated. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our financial condition and operating results.

Our revenue, net income and cash flow generated by our Global Investment Management business can vary significantly as a result of market developments.

With the completion of the REIM Acquisitions, our Global Investment Management business has significantly increased and become more globally diverse. With the addition of the REIM funds, a substantial part of our fees are more recurring in nature. However, the revenue, net income and cash flow generated by our Global Investment Management business are all somewhat variable, primarily due to the fact that management, transaction and incentive fees can vary as a result of market movements from one period to another.

The pace at which the real estate markets worldwide turned from positive to negative starting in 2007 and continuing into 2009 is an example of the market volatility to which we are subject and over which we have no control. The underlying market conditions, decisions regarding the acquisition and disposition of fund and separate account assets, and the specifics of client mandates will cause the amount of asset management, transaction and incentive fees to vary from one product to another.

A substantial part of our fees are based upon the value of the assets we manage and if asset values deteriorate our asset management fees will decline as a result. Our acquisition and disposition fees can decline as a result of delay in the deployment of capital or limited market liquidity. We also earn incentive fees tied to portfolio performance, which fees may decline if there is a downturn in real estate markets and we fail to meet benchmarks or absolute return hurdles. Finally, during periods of economic weakness or recession, existing and prospective clients in our Global Investment Management business may be less able or willing to commit new funds to real estate investments, which are inherently less liquid than many competing investment classes, thereby inhibiting the ability of our Global Investment Management business to raise new funds. Additionally, investors with open commitments to provide additional investment could become less able or willing to honor their financial commitments and seek to renegotiate the terms of their commitments or the fees that they are obligated to pay. To the extent that clients in our Global Investment Management business seek to avoid paying fees they are obligated to pay, or seek to avoid deploying capital that has been committed, we could experience a rapid decrease in collection of fees and interruptions to our client relationships and business.

Our real estate investment and co-investment activities subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients and there is an inherent risk of loss of our investments.

As of December 31, 2011, we had committed $59.4 million to fund future co-investments, all of which is expected to be funded during 2012. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is a very important part of our Global Investment Management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of December 31, 2011, we had approximately 45 consolidated real estate projects with invested equity of $26.9 million and $13.6 million of notes payable on real estate that are recourse to us (in addition to being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). In addition, at December 31, 2011, we were involved as a principal (in most cases, co-investing with our clients) in approximately 45 unconsolidated real estate subsidiaries with invested equity of $52.3 million and had committed additional capital to these unconsolidated subsidiaries of $14.4 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $1.4 million, excluding guarantees for which we have outstanding liabilities accrued on our consolidated balance sheet.

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

The advice we render in our financial advisory business and the investment decisions we make in our Global Investment Management business and the activities of our investment banking and investment management professionals for or on behalf of our clients may subject them and us to the risk of third-party litigation. Such litigation may arise from client or investor dissatisfaction with the performance of our programs and a variety of other litigation claims, including allegations that we improperly exercised judgment, discretion, control or influence over client investments or that we breached fiduciary duties to clients.

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

Some of these litigation risks may be mitigated by our self-insurance programs or by the commercial insurance we maintain in amounts we believe are appropriate. However, in the event of a substantial loss, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly-rated companies. Any of these events could negatively impact our business, financial condition or results of operations.

We depend on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients across our overall business, as well as investors for our Global Investment Management business. As a result, allegations by private litigants or regulators of conflicts of interest or improper conduct by us, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our investment activities, whether or not valid, may harm our reputation and damage our business prospects both in our Global Investment Management business and our other global businesses. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could materially, adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could materially impact our business.

Our joint venture activities involve unique risks that are often outside of our control which, if realized, could harm our business.

We have utilized joint ventures for commercial investments and local brokerage and other affiliations both in the United States and internationally, and we may acquire minority interests in other joint ventures in the future. In many of these joint ventures, we may not have the right or power to direct the management and policies of the joint ventures and other participants may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours. If a joint venture participant acts contrary to our interest, it could harm our brand, business, results of operations and financial condition.

We have numerous significant competitors and potential future competitors, some of which may have greater financial and operational resources than we do.

We compete across a variety of business disciplines within the commercial real estate services industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2011 revenue, our relative competitive position varies significantly across geographies, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms. Some of these firms may have greater financial resources than we do. In addition, future changes in laws could lead to the entry of other competitors, such as financial institutions. Although many of our competitors are local or regional firms and are substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours. In general, there can be no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

A significant portion of our operations are concentrated in California and our business could be harmed due to the ongoing economic downturn in the California real estate markets.

During 2011, approximately 10% of our revenue was generated from transactions originating in California. As a result of the geographic concentration in California, the economic downturns in the California commercial real estate market and particularly in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations and disproportionately affect our business as compared to competitors who have less or different geographic concentrations.

We operate in many jurisdictions with complex and varied tax regimes. Changes in tax rules or the outcome of tax assessments and audits could cause an adverse effect on our results.

We operate in many jurisdictions with complex and varied tax regimes, and are subject to different forms of taxation resulting in a variable effective tax rate. In addition, from time to time we engage in transactions that involve different tax jurisdictions. Due to the different tax laws in the many jurisdictions where we operate, we are often required to make subjective determinations. The tax authorities in the various jurisdictions where we carry on business may not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in disputes and, ultimately, in the payment of additional funds to the government authorities of foreign and local jurisdictions where we carry on business, which could have an adverse effect on our results of operations. In addition, changes in tax rules or the outcome of tax assessments and audits could have an adverse effect on our results in any particular quarter.

Our estimate of tax related assets, liabilities, recoveries and expenses incorporates assumptions. These assumptions include, but are not limited to, the tax laws in various jurisdictions, the effect of tax treaties between jurisdictions, taxable income projections, and the benefits of various restructuring plans. To the extent that such assumptions differ from actual results, we may have to record additional income tax expenses and liabilities.

We are subject to the possibility of loss contingencies arising out of tax claims, assessments related to uncertain tax positions and provisions for specifically identified income tax exposures. There are currently tax audits ongoing in certain of the jurisdictions in which we operate. There can be no assurance that we will be successful in resolving potential tax claims that arise from these audits. We have recorded provisions on the basis of the best current understanding; however, we could be required to book additional provisions in future periods for amounts that cannot be assessed at this stage. Our failure to do so and/or the need to increase our provisions for such claims could have an adverse effect on our financial position.

If the assets in our defined benefit pension plans are not sufficient to meet the plans’ obligations, we may be required to make cash contributions to it and our liquidity may be adversely affected.

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets, which are incorporated herein by reference, was $60.9 million and $40.0 million at December 31, 2011 and 2010, respectively. If the assets in our defined benefit pension plans continue to be insufficient to meet the plans’ obligations, we may be required to make substantial cash contributions preventing the use of such cash for other purposes and adversely affecting our liquidity.

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

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities, environmental and employment laws. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. In addition, our indirect wholly-owned subsidiary, CBRE Global Investors, is subject to laws and regulations as a registered investment advisor and compliance failures or regulatory action could adversely affect our business. As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business, both within and outside of the United States, also may change in ways that increase the costs of compliance or prevent us from providing certain types of services in connection with certain transactions or clients.

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

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Annual Report on Form 10-K to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Annual Report on Form 10-K are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

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

•

volatility and disruption of the securities, capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets, inside and outside the United States, particularly Europe, which is experiencing a sovereign debt crisis;

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	variations in historically customary seasonal patterns;

•	the impairment or weakened financial condition of certain of our clients;

•	client actions to restrain project spending and reduce outsourced staffing levels as well as the potential loss of clients in our outsourcing business due to consolidation or bankruptcies;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•	trends in pricing for commercial real estate services;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•

our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	the ability of our Global Investment Management segment to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	the effect of implementation of new accounting rules and standards; and

•

the other factors described elsewhere in this Form 10-K, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices, excluding affiliates, as of December 31, 2011:

Location	Sales Offices	Corporate Offices	Total
Americas	152	2	154
Europe, Middle East and Africa (EMEA)	91	1	92
Asia Pacific	87	1	88

Total	330	4	334

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

Item 3. Legal Proceedings

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any losses in excess of the amounts accrued arising from such lawsuits are remote, but that litigation is inherently uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount in excess of that anticipated by management.

Item 4. Mine Safety Disclosures

Not applicable.

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

	Price Range
Fiscal Year 2011	High	Low
Quarter ending March 31, 2011	$27.97	$20.29
Quarter ending June 30, 2011	$29.88	$22.45
Quarter ending September 30, 2011	$26.29	$12.30
Quarter ending December 31, 2011	$19.61	$12.51

Fiscal Year 2010
Quarter ending March 31, 2010	$16.22	$12.05
Quarter ending June 30, 2010	$17.98	$13.52
Quarter ending September 30, 2010	$19.00	$12.81
Quarter ending December 31, 2010	$21.53	$17.14

The closing share price for our Class A common stock on December 30, 2011, as reported by the New York Stock Exchange, was $15.22. As of February 13, 2012, there were 356 stockholders of record of our Class A common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning December 31, 2006 and ending on December 31, 2011. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and an industry peer group.

The comparison below assumes $100 was invested on December 31, 2006 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance. The peer group is comprised of the following publicly traded commercial real estate services companies: Grubb & Ellis Company and Jones Lang LaSalle Incorporated. These two companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours.

*$100 invested on 12/31/06 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2012 Standard &Poor’s, a division of The McGraw-Hill Companies Inc. All right reserved. (www. researchdatagroup.com/S&P. htm)

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2011. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2011 (1)	2010	2009	2008	2007
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$5,905,411	$5,115,316	$4,165,820	$5,128,817	$6,034,249
Operating income (loss)	462,862	446,379	241,842	(788,469)	698,971
Interest income	9,443	8,416	6,129	17,762	29,004
Interest expense	150,249	191,151	189,146	167,156	162,991
Write-off of financing costs	—	18,148	29,255	—	—
Income (loss) from continuing operations	240,435	141,689	(27,638)	(1,076,489)	399,746
Income from discontinued operations, net of income taxes	49,890	14,320	—	26,748	5,308
Net income (loss)	290,325	156,009	(27,638)	(1,049,741)	405,054
Net income (loss) attributable to non-controlling interests	51,163	(44,336)	(60,979)	(37,675)	14,549
Net income (loss) attributable to CBRE Group, Inc.	239,162	200,345	33,341	(1,012,066)	390,505

EPS (2):
Basic income (loss) per share attributable to CBRE Group, Inc. shareholders
Income (loss) from continuing operations attributable to CBRE Group, Inc.	$0.73	$0.61	$0.12	$(4.86)	$1.70
Income from discontinued operations attributable to CBRE Group, Inc.	0.02	0.03	—	0.05	0.01

Net income (loss) attributable to CBRE Group, Inc.	$0.75	$0.64	$0.12	$(4.81)	$1.71

Diluted income (loss) per share attributable to CBRE Group, Inc. shareholders
Income (loss) from continuing operations attributable to CBRE Group, Inc.	$0.72	$0.60	$0.12	$(4.86)	$1.65
Income from discontinued operations attributable to CBRE Group, Inc.	0.02	0.03	—	0.05	0.01

Net income (loss) attributable to CBRE Group, Inc.	$0.74	$0.63	$0.12	$(4.81)	$1.66

Weighted average shares:
Basic	318,454,191	313,873,439	277,361,783	210,539,032	228,476,724
Diluted	323,723,755	319,016,887	279,995,081	210,539,032	234,978,464
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$361,219	$616,587	$213,645	$(130,373)	$648,210
Net cash used in investing activities	(480,255)	(62,503)	(119,362)	(419,009)	(284,421)
Net cash provided by (used in) financing activities	711,325	(784,222)	476,768	373,959	(277,253)
OTHER DATA:
EBITDA (3)	$693,261	$647,467	$372,079	$457,021	$834,264

	As of December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$1,093,182	$506,574	$741,557	$158,823	$342,874
Total assets	7,219,143	5,121,568	5,039,406	4,726,414	6,242,573
Long-term debt, including current portion	2,472,686	1,428,322	2,120,803	2,077,421	1,788,726
Notes payable on real estate (4)	372,912	627,528	551,277	617,663	466,032
Total liabilities	5,801,980	4,055,773	4,255,111	4,380,691	4,990,417
Total CBRE Group, Inc. stockholders’ equity	1,151,481	908,215	629,122	114,686	988,543

Note: We have not declared any cash dividends on common stock for the periods shown.

(1)	In 2011, we completed a series of strategic transactions with Netherlands-based ING Group N.V. and its affiliates (ING). We acquired substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, and its U.S.-based global real estate listed securities business, Clarion Real Estate Securities (CRES), for over $810 million in cash (which we refer to as the REIM Acquisitions). In addition, we acquired co-investment interests totaling approximately $80 million. The results for the year ended December 31, 2011 include the operations of CRES, ING REIM Asia and ING REIM Europe from July 1, 2011, October 3, 2011 and October 31, 2011, respectively, the dates each respective business was acquired.
(2)	EPS represents earnings per share. See Earnings Per Share information in Note 18 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	Includes EBITDA related to discontinued operations of $14.1 million, $16.4 million, $16.9 million and $6.5 million for the years ended December 31, 2011, 2010, 2008 and 2007, respectively.

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

EBITDA is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss) attributable to CBRE Group, Inc.	$239,162	$200,345	$33,341	$(1,012,066)	$390,505
Add:
Depreciation and amortization (i)	116,930	108,962	99,473	102,909	113,694
Goodwill and other non-amortizable intangible asset impairment	—	—	—	1,159,406	—
Interest expense (ii)	153,497	192,706	189,146	167,805	164,829
Write-off of financing costs	—	18,148	29,255	—	—
Provision for income taxes (iii)	193,115	135,723	26,993	56,853	194,255
Less:
Interest income (iv)	9,443	8,417	6,129	17,886	29,019

EBITDA (v)	$693,261	$647,467	$372,079	$457,021	$834,264

(i)	Includes depreciation and amortization related to discontinued operations of $1.2 million, $0.6 million, $0.1 million and $0.4 million for the years ended December 31, 2011, 2010, 2008 and 2007, respectively.
(ii)	Includes interest expense related to discontinued operations of $3.2 million, $1.6 million, $0.6 million and $1.8 million for the years ended December 31, 2011, 2010, 2008 and 2007, respectively.
(iii)	Includes provision for income taxes related to discontinued operations of $4.0 million, $5.4 million, $6.0 million and $1.6 million for the years ended December 31, 2011, 2010, 2008 and 2007, respectively.
(iv)	Includes interest income related to discontinued operations of $0.1 million and $0.01 million for the years ended December 31, 2008 and 2007, respectively.
(v)	Includes EBITDA related to discontinued operations of $14.1 million, $16.4 million, $16.9 million and $6.5 million for the years ended December 31, 2011, 2010, 2008 and 2007, respectively.
(4)	Notes payable on real estate disclosed here includes the current and long-term portions of notes payable on real estate as well as notes payable included in liabilities related to real estate and other assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services firm, based on 2011 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2011, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 34,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per-project or transactional basis. Since 2006, we have been the only commercial real estate services company included in the S&P 500. In every year since 2008, we have been the only commercial real estate services firm to be included in the Fortune 500. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for five consecutive years, including in 2011 when we ranked 6th overall and were the highest ranked commercial real estate services company. In 2011, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and achieved the highest brand reputation ranking among all commercial real estate companies in a survey of Wall Street Journal subscribers.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, decreasing demand for real estate, falling real estate values, or the public perception that any of these events may occur, will negatively affect the performance of some or all of our business lines. From late 2007 through 2009, the severe global economic downturn and credit market crisis had significant adverse effects on our operations by depressing transaction activity, decreasing occupancy and rental rates, sharply lowering property values and restraining corporate spending. These trends, in turn, adversely affected our revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets. These negative trends began to reverse in 2010 and 2011 as commercial real estate markets improved in step with the stabilization and recovery of global economic activity.

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, at times when negative economic conditions are particularly severe, as they were in 2008 and 2009, our management has moved decisively to improve operational performance by lowering operating expenses through such actions as reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels, among others. As general economic conditions and our performance improved, we began to restore certain of these expenses in 2010 and 2011. Notwithstanding the ongoing market recovery, a return of adverse global and regional economic trends remains one of the most significant risks to the performance of our operations and our financial condition.

Economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and to improve later that year following a return to positive economic growth in the United States. The recovery continued at a slow pace in 2011, as vacancy rates dipped moderately, rental rates stabilized or edged up slightly, credit became more readily available and property sales and leasing activity increased. However, market activity has remained well below levels experienced in 2006 and 2007.

In Europe, weakening market conditions first began to manifest in the United Kingdom in late 2007 and in countries on the continent in early 2008. The major European economies also fell into recession in 2008, which deepened and persisted through 2009. Economic activity improved in 2010, but began to wane again in the second half of 2011, due to the effects of the European sovereign debt crisis. As a result, economic growth in Europe lagged behind other parts of the world in 2011. While rents essentially remained flat in 2011, leasing velocity slowed in many major markets in Europe. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. Larger markets like London and Paris showed strong increases in investment sales starting in late 2009, but activity reached a plateau across most of Europe in 2011.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in the region in 2008 and most of 2009. Transaction activity revived significantly in late 2009, reflecting strong economic growth, and improved through 2010 and most of 2011. However, the improvement began to slow in the later stages of 2011, due to heightened concerns about how the European sovereign debt crisis and tepid U.S. economic growth would affect the region’s economies.

Beginning in late 2007, deteriorating conditions also adversely affected real estate investment management and property development activity, as property values declined sharply, and both financing and disposal options became more limited. However, market conditions for these businesses improved as financing and investment sales markets recovered in late 2010 and 2011.

The further recovery of our global sales, leasing, investment management and development services operations depends on continued improvement in market fundamentals, including solid economic growth and sustained, strong job growth; stable and healthy global credit markets; and increased business and investor confidence.

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

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions, which we refer to as the REIM Acquisitions, ING REIM became part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary, CBRE Global Investors, an independently operated business segment). The ING transaction is highly complementary, with little overlap in client base and different investment strategies. CBRE Global Investors has traditionally focused on value-add funds and separate accounts. ING REIM has primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM manages value-add and opportunistic funds. The combined entity provides us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

On July 1, 2011, we completed the acquisition of CRES for $323.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.6 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for $442.5 million and one co-investment from ING for $7.4 million. Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. There is a possibility of an additional closing of approximately $80 million and co-investments of up to $68 million in the future related to our acquisition of ING REIM Europe.

As of December 31, 2011, CBRE Global Investors’ assets under management, or AUM, totaled $94.1 billion, which includes AUM acquired in the REIM Acquisitions. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. Because of the economic downturn, no acquisitions were completed in 2009 and 2010, except for a small niche industrial practice in the United Kingdom acquired in the second quarter of 2010 and a small commercial property asset management and consultancy services firm in Hong Kong acquired in the fourth quarter of 2010. During the year ended December 31, 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. As market conditions continue to improve, we believe acquisitions may once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2011, we incurred $258.9 million of transaction-related expenditures and integration costs in connection with our acquisition of Trammell Crow Company in 2006. In addition, through December 31, 2011, we incurred $70.2 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions. As with prior material acquisitions, we anticipate incurring significant integration expenses associated with the REIM Acquisitions in 2012 and beyond. We expect the total (pre-tax) transaction costs relating to the REIM Acquisitions, including retention and integration costs, to be approximately $150 million.

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

With the closing of the REIM Acquisitions, our Global Investment Management business now has a significant amount of Euro-denominated assets under management as well as associated revenue and earnings in Europe, which has seen a developing crisis in sovereign debt resulting in a significant drop in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in our AUM, revenue and earnings.

Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar and Euro may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of December 31, 2011, our total debt, excluding our notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $2.5 billion.

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

We earn development and incentive development fees in our Development Services segment. Development fees are generally based on a percentage of a defined cost measure and are recognized at the lower of the amount billed or the amount determined on a straight-line basis over the development period. Incentive development fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets) or, for those incentive fees based on qualitative criteria, upon approval of the fee by our clients. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. Our incentive development fee revenue is not recognized to the extent that such revenue is subject to future performance contingencies, but rather once the contingency has been resolved. The unique nature and complexity of each incentive fee requires us to use varying levels of judgment in determining the timing of revenue recognition.

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

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our VIEs, including co-investments with our clients, is based on Accounting Standards Update, or ASU, 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards, or SFAS, No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the Financial Accounting Standards Board, or FASB, in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. The entity which satisfies these criteria is deemed to be the primary beneficiary of the VIE.

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

We consolidate any VIE of which we are the primary beneficiary (see Note 4 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report) and disclose significant VIEs of which we are not the primary beneficiary, if any, as well as disclose our maximum exposure to loss related to VIEs that are not consolidated. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited partnerships, limited liability companies and other subsidiaries is based on voting control. For our general partner interests, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to remove the general partner with or without cause or to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling general partner investments in these entities under the equity method. This treatment also applies to our managing member interests in limited liability companies.

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

The majority of our goodwill balance has resulted from our acquisition of CBRE Services, Inc, or CBRE, in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc., or Insignia, in 2003 (the Insignia

Acquisition), the Trammell Crow Company Acquisition in 2006 and the REIM Acquisitions in 2011. Other intangible assets that have indefinite estimated useful lives and are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, as well as trade names separately identified as a result of the Insignia Acquisition and REIM Acquisitions. The remaining other intangible assets primarily include customer relationships, management contracts and loan servicing rights, which are all being amortized over estimated useful lives ranging up to 20 years.

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

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. When we performed our required annual goodwill impairment review as of October 1, 2011, 2010 and 2009, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value, after recording significant impairments during the year ended December 31, 2008 as described in prior disclosures.

Real Estate

As of December 31, 2011, the carrying value of our total real estate assets was $460.1 million (6.4% of total assets). The significant accounting policies and estimates with regard to our real estate assets relate to classification and impairment evaluation, cost capitalization and allocation, disposition of real estate and discontinued operations.

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

When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. Impairment charges of $1.7 million, $24.6 million and $28.8 million were recorded for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, during the years ended December 31, 2011, 2010, and 2009, we also recorded provisions for loss on real estate held for sale of $2.6 million, $2.3 million and $3.9 million, respectively.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs. Capitalization begins when we determine that activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy, which are timing decisions that require judgment. Costs capitalized include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, interest, development and construction costs and costs of incidental operations. We do not capitalize any internal costs when acquiring, developing and constructing real estate assets. We expense transaction costs for acquisitions that qualify as a business in accordance with the “Business Combinations” Topic of the FASB ASC, or Topic 805. Pursuit costs capitalized in connection with a potential development project that we have determined based on our judgment not to pursue are written off in the period that such determination is made. A difference in the timing of when this determination is made could cause the pursuit costs to be expensed in a different period.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes,” Topic of the FASB ASC, or Topic 740. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2011 and 2010 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 16 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for further information regarding income taxes.

Unremitted earnings of subsidiaries outside the United States, which have been, or are intended to be, permanently invested aggregated approximately $1.1 billion at December 31, 2011. Presently, we have not recorded an associated deferred tax liability. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time, we do not have any plans to repatriate income from our foreign subsidiaries, however, to the extent that we are able to repatriate such earnings in a tax efficient manner, or in the event of a change in our capital situation or investment strategy that such funds became needed for funding our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $210.3 million at December 31, 2011.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	(Dollars in thousands)
Revenue	$5,905,411	100.0%	$5,115,316	100.0%	$4,165,820	100.0%
Costs and expenses:
Cost of services	3,457,130	58.5	2,960,170	57.9	2,447,885	58.8
Operating, administrative and other	1,882,666	31.9	1,607,682	31.4	1,383,579	33.2
Depreciation and amortization	115,719	2.0	108,381	2.1	99,473	2.4

Total costs and expenses	5,455,515	92.4	4,676,233	91.4	3,930,937	94.4
Gain on disposition of real estate	12,966	0.2	7,296	0.1	6,959	0.2

Operating income	462,862	7.8	446,379	8.7	241,842	5.8
Equity income (loss) from unconsolidated subsidiaries	104,776	1.8	26,561	0.5	(34,095)	(0.8)
Other income	2,706	0.1	—	—	3,880	0.1
Interest income	9,443	0.2	8,416	0.2	6,129	0.1
Interest expense	150,249	2.6	191,151	3.7	189,146	4.6
Write-off of financing costs	—	—	18,148	0.4	29,255	0.7

Income (loss) from continuing operations before provision for income taxes	429,538	7.3	272,057	5.3	(645)	(0.1)
Provision for income taxes	189,103	3.2	130,368	2.5	26,993	0.6

Income (loss) from continuing operations	240,435	4.1	141,689	2.8	(27,638)	(0.7)
Income from discontinued operations, net of income taxes	49,890	0.8	14,320	0.2	—	—

Net income (loss)	290,325	4.9	156,009	3.0	(27,638)	(0.7)
Less: Net income (loss) attributable to non-controlling interests	51,163	0.8	(44,336)	(0.9)	(60,979)	(1.5)

Net income attributable to CBRE Group, Inc.	$239,162	4.1%	$200,345	3.9%	$33,341	0.8%

EBITDA (1)	$693,261	11.7%	$647,467	12.7%	$372,079	8.9%

EBITDA, as adjusted (1)	$802,635	13.6%	$681,343	13.3%	$453,884	10.9%

(1)	Includes EBITDA related to discontinued operations of $14.1 million and $16.4 million for the years ended December 31, 2011 and 2010, respectively.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net income attributable to CBRE Group, Inc.	$239,162	$200,345	$33,341
Add:
Depreciation and amortization (1)	116,930	108,962	99,473
Interest expense (2)	153,497	192,706	189,146
Write-off of financing costs	—	18,148	29,255
Provision for income taxes (3)	193,115	135,723	26,993
Less:
Interest income	9,443	8,417	6,129

EBITDA (4)	$693,261	$647,467	$372,079
Adjustments:
Integration and other costs related to acquisitions	68,788	7,278	5,617
Cost containment expenses	31,139	15,291	43,565
Write-down of impaired assets	9,447	11,307	32,623

EBITDA, as adjusted (4)	$802,635	$681,343	$453,884

(1)	Includes depreciation and amortization related to discontinued operations of $1.2 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively.

(2)	Includes interest expense related to discontinued operations of $3.2 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $4.0 million and $5.4 million for the years ended December 31, 2011 and 2010, respectively.
(4)	Includes EBITDA related to discontinued operations of $14.1 million and $16.4 million for the years ended December 31, 2011 and 2010, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

We reported consolidated net income of $239.2 million for the year ended December 31, 2011 on revenue of $5.9 billion as compared to consolidated net income of $200.3 million on revenue of $5.1 billion for the year ended December 31, 2010.

Our revenue on a consolidated basis for the year ended December 31, 2011 increased by $790.1 million, or 15.4%, as compared to the year ended December 31, 2010. This increase was primarily driven by higher worldwide sales (up 24.2%), leasing (up 9.5%) and outsourcing (up 15.0%) activity. Also contributing to the increase was revenue of $84.6 million attributable to the REIM Acquisitions in the current year. Foreign currency translation had a $143.8 million positive impact on total revenue during the year ended December 31, 2011.

Our cost of services on a consolidated basis increased by $497.0 million, or 16.8%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in transaction revenue led to a corresponding increase in commission accruals. Higher salaries and related costs associated with our global property and facilities management contracts also contributed to the increase in cost of services in the current year. Additionally, included in cost of services for the year ended December 31, 2011, were cost containment expenses of $20.0 million relating to severance costs incurred to calibrate our staffing levels to the current market environment. Foreign currency translation had an $81.7 million negative impact on cost of services during the year ended December 31, 2011. Cost of services as a percentage of revenue increased to 58.5% for the year ended December 31, 2011 from 57.9% for the year ended December 31, 2010, primarily driven by higher commission tranches achieved in the current year as a result of the increased transaction revenue and the aforementioned cost containment expenses.

Our operating, administrative and other expenses on a consolidated basis increased by $275.0 million, or 17.1%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from our improved operating performance and the REIM Acquisitions. Operating expenses for the year ended December 31, 2011 also included $66.7 million of transaction and integration costs incurred in connection with the REIM Acquisitions. Foreign currency translation had a $44.2 million negative impact on total operating expenses during the year ended December 31, 2011. Operating expenses as a percentage of revenue increased to 31.9% for the year ended December 31, 2011 from 31.4% for the year ended December 31, 2010, primarily driven by the aforementioned costs incurred relative to the REIM Acquisitions.

Our depreciation and amortization expense on a consolidated basis increased by $7.3 million, or 6.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the REIM Acquisitions and other in-fill acquisitions completed in the current year. The increase in amortization expense was partially offset by lower depreciation expense partially stemming from property dispositions in our Global Investment Management and Development Services segments in the current year.

Our gain on disposition of real estate on a consolidated basis was $13.0 million for the year ended December 31, 2011 as compared to $7.3 million for the year ended December 31, 2010. These gains primarily resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $78.2 million, or 294.5%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the current year. Also contributing to the increase were lower impairment charges reported by our Global Investment Management segment in the current year.

Our other income on a consolidated basis was $2.7 million for the year ended December 31, 2011 and was reported within our Global Investment Management segment. This income primarily represented net realized and unrealized gains and losses related to trading securities, which we acquired in our acquisition of CRES in the current year.

Our consolidated interest income increased by $1.0 million, or 12.2%, as compared to the year ended December 31, 2010. This increase was mainly driven by higher interest income reported in our Americas segment in the current year.

Our consolidated interest expense decreased by $40.9 million, or 21.4%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease was primarily due to lower interest expense associated with our credit agreement due to debt repayments made in the second half of 2010 and lower interest rates resulting from our refinancing activities in the fourth quarter of 2010. The lower interest expense more than offset the increase in interest expense attributable to additional borrowings made to finance the REIM Acquisitions and the new British pound sterling A-1 term loan facility entered into in the current year. This overall net decrease was also partially offset by interest expense incurred related to the $350.0 million of 6.625% senior notes issued on October 8, 2010.

Our provision for income taxes on a consolidated basis was $189.1 million for the year ended December 31, 2011 as compared to $130.4 million for the year ended December 31, 2010. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 44.8% for the year ended December 31, 2011 as compared to 40.5% for the year ended December 31, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of a significant increase in income reported in the current year and a change in our mix of domestic and foreign earnings (losses). In addition, certain of the transaction costs incurred in connection with the REIM Acquisitions in the current year were non-deductible.

Our consolidated income from discontinued operations, net of income taxes, was $49.9 million for the year ended December 31, 2011 as compared to $14.3 million for the year ended December 31, 2010. The income in the current year was reported in our Global Investment Management and Development Services segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests. The income in the prior year was reported in our Development Services segment and mostly related to gains from property sales.

Our net income attributable to non-controlling interests on a consolidated basis was $51.2 million for the year ended December 31, 2011 as compared to a net loss attributable to non-controlling interests of $44.3 million for the year ended December 31, 2010. This activity primarily reflects our non-controlling interests’ share of income and losses within our Global Investment Management and Development Services segments.

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

Our cost of services on a consolidated basis increased by $512.3 million, or 20.9%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009. As previously mentioned, our sales and leasing professionals generally are paid on a commission and bonus basis, which substantially correlates with our revenue performance. Accordingly, the increase in revenue led to a corresponding increase in commission and bonus accruals. In addition, commission reinstatements contributed to the increase. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in 2010. Foreign currency translation had a $31.0 million negative impact on cost of services during the year ended December 31, 2010. Cost of services as a percentage of revenue decreased from 58.8% for the year ended December 31, 2009 to 57.9% for the year ended December 31, 2010. This decrease was primarily the result of the strong improvement in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in 2009.

Our operating, administrative and other expenses on a consolidated basis increased by $224.1 million, or 16.2%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from our improved operating performance as well as the restoration of salaries to pre-recession levels in the third quarter of 2010 and substantially restored bonus target levels in the fourth quarter of 2010. Also contributing to the increase was higher carried interest incentive compensation expense accruals and increased marketing and travel costs in support of our growing revenue in 2010. Foreign currency translation had a $10.8 million negative impact on total operating expenses during the year ended December 31, 2010. Operating expenses as a percentage of revenue decreased to 31.4% for the year ended December 31, 2010 from 33.2% for the year ended December 31, 2009, reflective of our cost containment efforts during the recessionary period of 2008 and 2009 as well as the strong improvement in overall revenue.

Our depreciation and amortization expense on a consolidated basis increased by $8.9 million, or 9.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily attributable to higher depreciation expense within our Global Investment Management segment driven by the consolidation of several assets due to the adoption of ASU 2009-17 in 2010.

Our gain on disposition of real estate on a consolidated basis was $7.3 million and $7.0 million for the years ended December 31, 2010 and 2009, respectively. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis was $26.6 million for the year ended December 31, 2010 as compared to an equity loss from unconsolidated subsidiaries of $34.1 million for the year ended December 31, 2009. The increase in equity income in 2010 was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment and higher equity earnings in our Global Investment Management segment largely resulting from a fund liquidation. Also contributing to the variance were lower impairment charges associated with equity investments in our Development Services and Global Investment Management segments in 2010.

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

Our consolidated interest expense increased by $2.0 million, or 1.1%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily due to higher interest expense associated with the $450.0 million of 11.625% senior subordinated notes issued in June 2009 and increased interest expense reported by our Global Investment Management segment mainly resulting from the consolidation of several assets due to the adoption of ASU 2009-17 in 2010. These increases were largely offset by lower interest expense associated with our credit agreement.

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

Our provision for income taxes on a consolidated basis was $130.4 million for the year ended December 31, 2010 as compared to $27.0 million for the year ended December 31, 2009. Our effective tax rate from continuing operations, after adjusting pre-tax income (loss) to remove the portion attributable to non-controlling interests, decreased to 40.5% for the year ended December 31, 2010 as compared to 44.7% for the year ended December 31, 2009. The changes in our provision for income taxes and our effective tax rate were primarily the result of a significant increase in income reported in 2010 as well as a change in our mix of domestic and foreign earnings (losses).

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

Segment Operations

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services. The Americas consists of operations located in the United States, Canada and key markets in Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in North America, Europe and Asia. The Development Services business consists of real estate development and investment activities primarily in the United States. The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	(Dollars in thousands)
Americas
Revenue	$3,673,681	100.0%	$3,217,543	100.0%	$2,594,127	100.0%
Costs and expenses:
Cost of services	2,325,964	63.3	2,015,360	62.6	1,649,535	63.6
Operating, administrative and other	898,675	24.5	821,391	25.5	707,135	27.3
Depreciation and amortization	62,238	1.7	60,663	1.9	56,883	2.1

Operating income	$386,804	10.5%	$320,129	10.0%	$180,574	7.0%

EBITDA (1)	$462,167	12.6%	$389,991	12.1%	$248,238	9.6%

EMEA
Revenue	$1,076,568	100.0%	$936,581	100.0%	$818,136	100.0%
Costs and expenses:
Cost of services	638,351	59.3	545,354	58.2	483,885	59.1
Operating, administrative and other	351,304	32.6	302,573	32.3	265,667	32.5
Depreciation and amortization	10,945	1.0	9,519	1.1	11,158	1.4

Operating income	$75,968	7.1%	$79,135	8.4%	$57,426	7.0%

EBITDA (1)	$87,527	8.1%	$89,407	9.5%	$66,545	8.1%

Asia Pacific
Revenue	$788,754	100.0%	$669,897	100.0%	$524,308	100.0%
Costs and expenses:
Cost of services	492,815	62.5	399,456	59.6	314,465	60.0
Operating, administrative and other	212,548	26.9	197,912	29.5	155,136	29.6
Depreciation and amortization	9,654	1.3	8,419	1.3	8,726	1.6

Operating income	$73,737	9.3%	$64,110	9.6%	$45,981	8.8%

EBITDA (1)	$82,226	10.4%	$70,857	10.6%	$53,900	10.3%

Global Investment Management
Revenue	$290,065	100.0%	$215,631	100.0%	$141,445	100.0%
Costs and expenses:
Operating, administrative and other	313,120	107.9	177,662	82.4	119,878	84.8
Depreciation and amortization	21,271	7.4	13,968	6.5	4,901	3.4
Gain on disposition of real estate	345	0.1	—	—	—	—

Operating (loss) income	$(43,981)	(15.2)%	$24,001	11.1%	$16,666	11.8%

EBITDA (1) (2)	$(14,772)	(5.1)%	$48,556	22.5%	$4,112	2.9%

Development Services
Revenue	$76,343	100.0%	$75,664	100.0%	$87,804	100.0%
Costs and expenses:
Operating, administrative and other	107,019	140.2	108,144	142.9	135,763	154.6
Depreciation and amortization	11,611	15.2	15,812	20.9	17,805	20.3
Gain on disposition of real estate	12,621	16.5	7,296	9.6	6,959	7.9

Operating loss	$(29,666)	(38.9)%	$(40,996)	(54.2)%	$(58,805)	(67.0)%

EBITDA (1) (3)	$76,113	99.7%	$48,656	64.3%	$(716)	(0.8)%

(1)

See Note 21 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.

(2)	Includes EBITDA related to discontinued operations of $4.0 million for the year ended December 31, 2011.
(3)	Includes EBITDA related to discontinued operations of $10.1 million and $16.4 million for the years ended December 31, 2011 and 2010, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Americas

Revenue increased by $456.1 million, or 14.2%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This improvement was primarily driven by higher sales, leasing and outsourcing activity as well as increased commercial mortgage brokerage revenue. Foreign currency translation had a $22.7 million positive impact on total revenue during the year ended December 31, 2011.

Cost of services increased by $310.6 million, or 15.4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Additionally, included in cost of services for the year ended December 31, 2011, were cost containment expenses of $8.1 million relating to severance costs incurred to calibrate our staffing levels to the current market environment. Foreign currency translation had a $13.2 million negative impact on cost of services during the year ended December 31, 2011. Cost of services as a percentage of revenue increased to 63.3% for the year ended December 31, 2011 from 62.6% for the year ended December 31, 2010, primarily due to higher commission tranches achieved in the current year as a result of the increased transaction revenue and the aforementioned cost containment expenses.

Operating, administrative and other expenses increased by $77.3 million, or 9.4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount and improved operating performance. Also contributing to the increase in the current year were increased legal accruals as well as higher marketing and travel costs in support of our growing revenue. Foreign currency translation had a $5.8 million negative impact on total operating expenses during the year ended December 31, 2011.

EMEA

Revenue increased by $140.0 million, or 14.9%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, driven by higher outsourcing activities throughout the region, and increased leasing activity, led by France, Germany, the Netherlands and the United Kingdom. Foreign currency translation had a $55.8 million positive impact on total revenue during the year ended December 31, 2011.

Cost of services increased by $93.0 million, or 17.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher costs related to increased headcount resulting from select hiring in 2010 and early 2011. Additionally, included in cost of services for the year ended December 31, 2011, were cost containment expenses of $8.7 million relating to severance costs incurred in the fourth quarter of 2011 to calibrate our staffing levels to the current market environment. Foreign currency translation had a $32.3 million negative impact on cost of services during the year ended December 31, 2011. Cost of services as a percentage of revenue increased to 59.3% for the year ended December 31, 2011 from 58.2% for the year ended December 31, 2010, primarily driven by the aforementioned cost containment expenses incurred and a slight shift in our business mix more towards outsourcing services in the current year.

Operating, administrative and other expenses increased by $48.7 million, or 16.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, driven by higher payroll-related costs largely resulting from additions to headcount and higher marketing and travel costs in support of our growing revenue in the current year. Foreign currency translation had a $16.3 million negative impact on total operating expenses during the year ended December 31, 2011.

Asia Pacific

Revenue increased by $118.9 million, or 17.7%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to higher outsourcing activity in Asia, most notably in India and China, increased leasing activity, particularly in China, and higher sales activity, led by Australia and China. Foreign currency translation had a $61.6 million positive impact on total revenue during the year ended December 31, 2011.

Cost of services increased by $93.4 million, or 23.4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, driven by higher salaries and related costs associated with our property and facilities management contracts, increases in headcount throughout the region and higher commission expense resulting from increased transaction revenue. Foreign currency translation had a $36.2 million negative impact on cost of services during the year ended December 31, 2011. Cost of services as a percentage of revenue increased to 62.5% for the year ended December 31, 2011 as compared to 59.6% for the year ended December 31, 2010, primarily driven by additions to headcount.

Operating, administrative and other expenses increased by $14.6 million, or 7.4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily due to foreign currency translation, which had an $18.0 million negative impact on total operating expenses during the year ended December 31, 2011. This increase was partially offset by lower legal fees incurred in the current year.

Global Investment Management

Revenue increased by $74.4 million, or 34.5%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This was largely driven by increased revenue of $84.6 million as a result of the REIM Acquisitions and higher incentive fees in the current year. These increases were partially offset by lower carried interest revenue of $18.3 million. Foreign currency translation had a $3.7 million positive impact on total revenue during the year ended December 31, 2011.

Operating, administrative and other expenses increased by $135.5 million, or 76.2%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Foreign currency translation had a $4.1 million negative impact on total operating expenses during the year ended December 31, 2011.

Development Services

Revenue was relatively consistent at $76.3 million for the year ended December 31, 2011 versus $75.7 million for the year ended December 31, 2010, with higher project management and incentive fees mostly offset by lower rental income as a result of property dispositions.

Operating, administrative and other expenses decreased by $1.1 million, or 1.0%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Higher bonuses largely stemming from property sales in the current year were more than offset by lower impairment charges related to real estate assets and notes receivable incurred in the current year as well as lower property operating expenses as a result of the property dispositions noted above.

As of December 31, 2011, development projects in process totaled $4.9 billion and the inventory of pipeline deals totaled $1.2 billion, both unchanged from year-end 2010.

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

Cost of services increased by $365.8 million, or 22.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. In addition, commission reinstatements contributed to the increase. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in 2010. Foreign currency translation had an $18.3 million negative impact on cost of services during the year ended December 31, 2010. Cost of services as a percentage of revenue decreased to 62.6% for the year ended December 31, 2010 from 63.6% for the year ended December 31, 2009 primarily due to the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in 2009.

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

Cost of services increased by $61.5 million, or 12.7%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher commission and bonus expense resulting from increased transaction revenue. Foreign currency translation had an $18.8 million positive impact on cost of services during the year ended December 31, 2010. Cost of services as a percentage of revenue decreased to 58.2% for the year ended December 31, 2010 from 59.1% for the year ended December 31, 2009, primarily driven by the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of the total than in 2009.

Operating, administrative and other expenses increased by $36.9 million, or 13.9%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily driven by higher bonus accruals, which resulted from our improved operating performance, and higher marketing and travel costs in support of our growing revenue. Higher bad debt provisions in 2010 also contributed to the variance. Foreign currency translation had a $10.2 million positive impact on total operating expenses during the year ended December 31, 2010.

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

Global Investment Management

Revenue increased by $74.2 million, or 52.4%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This was largely due to an increase in rental revenue driven by the consolidation of several assets due to the adoption of ASU 2009-17 in 2010. Excluding the impact of this adoption, revenue increased by $39.7 million, primarily due to $19.9 million of carried interest revenue from a fund liquidation in 2010 and higher acquisition fees resulting from increased capital deployment. Foreign currency translation had a $1.5 million negative impact on total revenue during the year ended December 31, 2010.

Operating, administrative and other expenses increased by $57.8 million, or 48.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily driven by higher carried interest incentive compensation expense accruals for dedicated Global Investment Management executives and team leaders with participation interests in certain real estate investments under management, which totaled $19.0 million for the year ended December 31, 2010 versus a net reversal of $9.6 million in 2009. Also contributing to the increase in total operating expenses was a $20.9 million impact from the adoption of ASU 2009-17 and higher bonus expense resulting from our improved operating performance. Foreign currency translation had a $0.5 million positive impact on total operating expenses during the year ended December 31, 2010.

Total AUM as of December 31, 2010 amounted to $37.6 billion, up 8% from year-end 2009.

Development Services

Revenue decreased by $12.1 million, or 13.8%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to lower construction revenue and development fees, both driven by the continuation of weak market conditions.

Operating, administrative and other expenses decreased by $27.6 million, or 20.3%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This decrease was primarily driven by lower impairment charges related to real estate assets and notes receivable in 2010. Also contributing to the decrease in 2010 was a reduction in payroll-related costs largely resulting from cost containment efforts, lower property operating expenses as a result of property dispositions, and lower job construction costs, which correlated with the above-mentioned construction revenue decrease. These decreases were partially offset by higher bonus accruals resulting from improved business performance primarily from gains on property sales in 2010.

Development projects in process as of December 31, 2010 totaled $4.9 billion, up $0.2 billion from year-end 2009. The inventory of pipeline deals as of December 31, 2010 stood at $1.2 billion, up $0.3 billion from year-end 2009.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2012 include up to $170 million of anticipated net capital expenditures, including requirements associated with the REIM Acquisitions. As of December 31, 2011, we had committed to fund $14.4 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. Additionally, as of December 31, 2011, we had aggregate commitments of $59.4 million to fund future co-investments in our Global Investment Management business, all of which is expected to be funded in 2012. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING for approximately $940 million in cash. The acquisitions included substantially all of the ING REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business. On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we acquired CRES for $323.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million, using borrowings from our tranche D term loan facility under our credit agreement to finance these transactions. On October 3, 2011, we acquired ING REIM’s operations in Asia for $45.6 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million, using borrowings from our tranche C term loan facility under our credit agreement to finance these transactions. On October 31, 2011, we completed the ING REIM Europe portion of the REIM Acquisitions, acquiring ING REIM’s operations in Europe for $442.5 million and one co-investment from ING for $7.4 million, using borrowings from our tranche C term loan facility under our credit agreement, cash on hand and borrowings under our revolving credit facility to finance these transactions. Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. There is a possibility of an additional closing of approximately $80 million and co-investments of up to $68 million in the future related to our acquisition of ING REIM Europe.

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

As evidenced above, from time to time, we consider potential strategic acquisitions. We believe that any future significant acquisitions that we may make most likely would require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms, or at all, in the future if we decide to make any further material acquisitions.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension Plan, a defined contribution plan in the United Kingdom. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets was $60.9 million and $40.0 million at December 31, 2011 and 2010, respectively. We expect to contribute a total of $5.2 million to fund our pension plans for the year ending December 31, 2012.

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

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $361.2 million for the year ended December 31, 2011, a decrease of $255.4 million as compared to the year ended December 31, 2010. The decrease in cash provided by operating activities in the current year was primarily due to higher bonuses, commissions and income taxes paid in the current year. These items were partially offset by an increase in bonus accruals in the current year, activity associated with securities acquired in our acquisition of CRES, a greater decrease in real estate held for sale and under development in the current year and a greater increase in receivables in the prior year.

Net cash provided by operating activities totaled $616.6 million for the year ended December 31, 2010, an increase of $402.9 million as compared to the year ended December 31, 2009. The increase was primarily due to improved operating performance, higher net payments to vendors and to employees under our deferred compensation plan in 2009 and an increase in commission, bonus and income tax accruals in 2010. These items were partially offset by a greater increase in receivables and higher bonuses paid in 2010.

Investing Activities

Net cash used in investing activities totaled $480.3 million for the year ended December 31, 2011, an increase of $417.8 million as compared to the year ended December 31, 2010. The increase was primarily driven by cash paid for the REIM Acquisitions and higher capital expenditures in the current year. These increases were partially offset by net proceeds received from the disposition of real estate held for investment and higher distributions received from investments in unconsolidated subsidiaries in the current year.

Net cash used in investing activities totaled $62.5 million for the year ended December 31, 2010, a decrease of $56.9 million as compared to the year ended December 31, 2009. The decrease was primarily driven by higher net proceeds received in 2010 from the disposition of real estate held for investment and from the sale of servicing rights and other assets. A decrease in restricted cash and lower contributions to investments in unconsolidated subsidiaries along with higher distributions received from investments in unconsolidated subsidiaries in 2010 also contributed to the decrease. These decreases were partially offset by the use of more cash in 2010 for capital expenditures and earn out payments associated with in-fill acquisitions.

Financing Activities

Net cash provided by financing activities totaled $711.3 million for the year ended December 31, 2011 as compared to net cash used in financing activities of $784.2 million for the year ended December 31, 2010. The increase in cash provided by financing activities was primarily due to net proceeds from senior secured loans in the current year to finance the REIM Acquisitions and the new British pound sterling A-1 term loan facility entered into in the current year versus significant net repayments of our senior secured term loans in the prior year. These items were partially offset by higher net repayments of notes payable on real estate within our Development Services segment and greater distributions to non-controlling interests in the current year.

Net cash used in financing activities totaled $784.2 million for the year ended December 31, 2010 as compared to net cash provided by financing activities of $476.8 million for the year ended December 31, 2009. The sharp decrease in cash provided by financing activities was primarily due to higher net repayments of our senior secured term loans in 2010 as well as proceeds received in 2009 in connection with equity offerings and the issuance of our 11.625% senior subordinated notes. Also contributing to the decrease were higher net repayments of notes payable on real estate within our Development Services segment in 2010. These decreases were partially offset by proceeds received in 2010 from the issuance of our 6.625% senior notes.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(Dollars in thousands)
Total debt (1)	$3,230,889	$826,041	$144,714	$715,118	$1,545,016
Operating leases (2)	1,094,966	177,416	287,315	216,420	413,815
Pension liability (3) (4)	60,860	60,860	—	—	—
Notes payable on real estate (recourse) (5)	13,643	2,460	11,183	—	—
Notes payable on real estate (non recourse) (5)	359,269	143,496	93,889	107,076	14,808

Total Contractual Obligations	$4,759,627	$1,210,273	$537,101	$1,038,614	$1,973,639

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (2)	$16,570	$16,570	$—	$—	$—
Guarantees (2) (6)	43,687	43,687	—	—	—
Co-investments (2) (7)	73,808	73,808	—	—	—
Non-current tax liabilities (8)	—	—	—	—	—
Other (9)	51,825	51,825	—	—	—

Total Other Commitments	$185,890	$185,890	$—	$—	$—

(1)	See Note 13 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (dollars in thousands): 2012—$132,108; 2013 to 2014—$254,447; 2015 to 2016—$235,468 and thereafter—$157,500. The interest payments on the variable rate debt have been calculated at the interest rate in effect at December 31, 2011.
(2)	See Note 14 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	See Note 15 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(5)	See Note 12 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 1.85% to 8.75% at December 31, 2011. In general, interest is drawn on the underlying loan and subsequently paid with proceeds received upon the sale of the real estate project.
(6)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(7)	Includes $59.4 million related to our Global Investment Management segment, all of which is expected to be funded in 2012 and $14.4 million related to our Development Services segment (callable at any time).
(8)	As of December 31, 2011, our current and non-current tax liabilities, including interest and penalties, totaled $92.4 million. We are unable to reasonably estimate the timing of the effective settlement of tax positions.
(9)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the consolidated balance sheets at December 31, 2011 set forth in Item 8 of this Annual Report. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.

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

Since 2001, we have maintained credit facilities with Credit Suisse Group AG, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On November 10, 2010, we entered into a new credit agreement (as amended, the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit facilities. On March 4, 2011, we entered into an amendment to our Credit Agreement to, among other things, increase flexibility to various covenants to accommodate the REIM Acquisitions and to maintain the availability of the $800.0 million incremental facility under the Credit Agreement. On March 4, 2011, we also entered into an incremental assumption agreement to allow for the establishment of new tranche C and tranche D term loan facilities. On November 10, 2011, we entered into an incremental assumption agreement led jointly by HSBC Bank USA, N.A. and J.P. Morgan Securities LLC to allow for the establishment of a new tranche A-1 term loan facility, which also reduced the $800.0 million incremental facility under the Credit Agreement.

Our Credit Agreement currently provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015; (3) a £187.0 million (approximately $300.0 million) tranche A-1 term loan facility requiring quarterly principal payments, which began on December 30, 2011 and continue through March 31, 2016, with the balance payable on May 10, 2016; (4) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; (5) a $400.0 million tranche C term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through December 31, 2017, with the balance payable on March 4, 2018; (6) a $400.0 million tranche D term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through June 30, 2019, with the balance payable on September 4, 2019 and (7) an accordion provision which provides the ability to borrow additional funds under an incremental facility. The incremental facility is equivalent to the sum of $800.0 million and the aggregate amount of all repayments of term loans and permanent reductions of revolver commitments under the Credit Agreement. However, at no time may the sum of all outstanding amounts under the Credit Agreement exceed $2.95 billion. On November 10, 2011, we utilized the incremental facility to issue the tranche A-1 term loan facility.

In regards to the tranche C and tranche D term loan facilities, we had up to 180 days from the date we entered into the related incremental assumption agreement to draw on these facilities during which period we were required to pay a fee on the unused portions of each facility. On June 30, 2011, we drew down $400.0 million of the tranche D term loan facility to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. On August 31, 2011, we drew down $400.0 million of the tranche C term loan facility, part of which was used to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011. The remaining borrowings were used to finance the acquisition of ING REIM’s operations in Europe, which closed on October 31, 2011.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of December 31, 2011 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2011 and 2010, we had $44.8 million and $17.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.3% and 3.5%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 8 of this Annual Report. As of December 31, 2011, letters of credit totaling $17.2 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of December 31, 2011 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of December 31, 2011 and 2010, we had $306.3 million and $341.3 million, respectively, of tranche A term loan facility principal outstanding and $296.3 million and $299.2 million, respectively, of tranche B term loan facility principal outstanding, which are included in the consolidated balance sheets set forth in Item 8 of this Annual Report. As of December 31, 2011, we also had $285.1 million of tranche A-1 term loan facility principal outstanding and $398.0 million of both tranche C and tranche D term loan facilities principal outstanding, which are included in the consolidated balance sheets set forth in Item 8 of this Annual Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the year ended December 31, 2011. As of December 31, 2011, the fair values of these interest rate swap agreements were reflected as a $39.9 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 8 of this Annual Report.

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

On October 8, 2010, CBRE Services, Inc. (formerly known as CB Richard Ellis Services, Inc.), or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 8 of this Annual Report was $350.0 million at both December 31, 2011 and 2010.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 8 of this Annual Report, net of unamortized discount, was $439.0 million and $437.7 million at December 31, 2011 and 2010, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 15.0x for the year ended December 31, 2011 and our leverage ratio of total debt less available cash to EBITDA was 1.53x as of December 31, 2011. We may from time to time, in our sole discretion, look for opportunities to reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

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

We had short-term borrowings of $758.2 million and $471.4 million with related average interest rates of 2.9% and 2.8% as of December 31, 2011 and 2010, respectively, which are included in the consolidated balance sheets set forth in Item 8 of this Annual Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2012. As of December 31, 2011 and 2010, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2013. As of December 31, 2011 and 2010, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2012. As of December 31, 2011 and 2010, there were no amounts outstanding under this facility.

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

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing providing CBRE Capital Markets with the ability to fund Freddie Mac multi-family loans. Effective September 13, 2011, the maximum outstanding balance allowed under this arrangement was increased from $200.0 million to $300.0 million and on October 4, 2011, was further increased to $500.0 million. The outstanding borrowings bear interest at LIBOR plus 2.75% with a LIBOR floor of 0.25% and the agreement expires on December 19, 2012.

During the year ended December 31, 2011, we had a maximum of $747.2 million of warehouse lines of credit principal outstanding. As of December 31, 2011 and 2010, we had $713.4 million and $453.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 8 of this Annual Report. Additionally, we had $720.1 million and $485.4 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2011 and 2010, respectively, and which are also included in the consolidated balance sheets set forth in Item 8 of this Annual Report.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. The underfunded status of our defined benefit pension plans included in pension liability in the consolidated balance sheets set forth in Item 8 of this Annual Report was $60.9 million and $40.0 million at December 31, 2011 and 2010, respectively. We expect to contribute a total of $5.2 million to fund our pension plans for the year ending December 31, 2012.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $16.6 million as of December 31, 2011, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2012.

We had guarantees totaling $43.7 million as of December 31, 2011, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $43.7 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $60.9 million as of December 31, 2011), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represent guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of December 31, 2011, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $3.5 billion at December 31, 2011. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $518.1 million at December 31, 2011. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2011 and 2010, CBRE MCI had $4.6 million and $2.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $6.4 million and $4.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $180.6 million (including $106.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2011.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to

5.0% of the equity in a particular fund. As of December 31, 2011, we had aggregate commitments of $59.4 million to fund future co-investments, all of which is expected to be funded in 2012. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2011, we had committed to fund $14.4 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements of ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this ASU during the year ended December 31, 2011 (see Note 3 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report) and do not believe the adoption of this update had a material impact on the disclosure requirements for our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The requirements of ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption prohibited. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers indefinitely certain requirements from ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted, and requires retrospective application for all periods presented. We elected to adopt these ASUs early and have provided the components of net income and the components of other comprehensive income in two separate but consecutive statements in the consolidated financial statements set forth in Item 8 of this Annual Report. We do not believe the adoption of these updates had a material impact on the disclosure requirements for our consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures About Offsetting Assets and Liabilities.” This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB)

Accounting Standards Codification (ASC) (Topic 815) when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

Exchange Rates

During the year ended December 31, 2011, approximately 41% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2011, foreign currency translation had a $143.8 million positive impact on our total revenue and a $125.9 million negative impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. Included in the consolidated statement of operations set forth in Item 8 of this Annual Report were charges of $1.5 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively, resulting from net losses on foreign currency exchange option agreements. As of December 31, 2011 and 2010, we did not have any foreign currency exchange contracts outstanding.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Excluding notes payable on real estate, our fixed and variable rate long-term debt at December 31, 2011 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	LIBOR + 2.25% (1)	LIBOR + 3.25% (1)	LIBOR + 3.50% (1)	(2)	(3)	Total
2012	$66	$56,788	$7,000	$4,000	$713,362	$44,825	$826,041
2013	59	58,604	7,000	4,000	—	—	69,663
2014	—	64,051	7,000	4,000	—	—	75,051
2015	—	285,497	7,000	4,000	—	—	296,497
2016	—	126,371	288,250	4,000	—	—	418,621
Thereafter	789,016	—	378,000	378,000	—	—	1,545,016

Total	$789,141	$591,311	$694,250	$398,000	$713,362	$44,825	$3,230,889

Weighted Average Interest Rate	9.4%	2.8%	3.5%	3.8%	2.8%	4.3%	4.7%

(1)	Consists of amounts due under our senior secured term loan facilities.
(2)	Consists of amounts due under our warehouse lines of credit as follows (dollars in thousands): $357,457 at daily LIBOR + 2.75% with a LIBOR floor of 0.25%; $197,533 at daily Chase-London LIBOR + 2.50%; $63,653 at daily one-month LIBOR + 2.00%; $56,574 at daily LIBOR + 1.35% with a LIBOR floor of 0.35% and $38,145 at daily one-month LIBOR + 2.00%.
(3)	Consists of amounts due under our revolving credit facility as follows (dollars in thousands): $20,893 at LIBOR + 1.85%; $17,478 at Australia Bill Rate + 1.85% and $6,454 at New Zealand Bill Rate + 1.85%.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at December 31, 2011, the net impact of the additional interest cost would be a decrease of $7.8 million on pre-tax income and a decrease of $7.8 million on cash provided by operating activities for the year ended December 31, 2011.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.7 billion at December 31, 2011. Based on dealers’ quotes, the estimated fair values of our 6.625% senior notes and 11.625% senior subordinated notes were $364.9 million and $504.3 million, respectively, at December 31, 2011.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the year ended December 31, 2011. As of December 31, 2011, the fair values of these interest rate swap agreements were reflected as a $39.9 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 8 of this Annual Report.

We also have $372.9 million of notes payable on real estate as of December 31, 2011. These notes have interest rates ranging from 1.85% to 8.75% with maturity dates extending through 2023. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $1.9 million for the year ended December 31, 2011. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CBRE Group, Inc.:

We have audited the accompanying consolidated balance sheets of CBRE Group, Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

CBRE Group, Inc. acquired certain real estate investment management businesses from ING Group N.V. during 2011(“Acquired Business”) as defined in Note 3 to the consolidated financial statements, and management excluded from its assessment of the effectiveness of CBRE Group, Inc’s internal control over financial reporting as of December 31, 2011, the Acquired Business’s internal control over financial reporting associated with total assets of $1.4 billion and total revenues of $84.6 million included in the consolidated financial statements of

CBRE Group, Inc. and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of CBRE Group, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Business.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBRE Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, CBRE Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California

February 29, 2012

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,093,182	$506,574
Restricted cash	67,138	52,257
Receivables, less allowance for doubtful accounts of $33,915 and $33,272 at December 31, 2011 and 2010, respectively	1,135,371	940,167
Warehouse receivables	720,061	485,433
Trading securities	151,484	—
Prepaid expenses	111,879	96,951
Deferred tax assets, net	168,939	112,304
Real estate under development	30,617	—
Real estate and other assets held for sale	26,201	16,295
Available for sale securities	2,790	3,018
Other current assets	42,385	47,871

Total Current Assets	3,550,047	2,260,870
Property and equipment, net	295,488	188,397
Goodwill	1,828,407	1,323,801
Other intangible assets, net of accumulated amortization of $194,982 and $166,295 at December 31, 2011 and 2010, respectively	794,325	332,855
Investments in unconsolidated subsidiaries	166,832	138,973
Deferred tax assets, net	—	10,320
Real estate under development	3,952	112,819
Real estate held for investment	403,698	626,395
Available for sale securities	34,605	31,936
Other assets, net	141,789	95,202

Total Assets	$7,219,143	$5,121,568

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$574,136	$445,337
Compensation and employee benefits payable	398,688	346,539
Accrued bonus and profit sharing	544,628	455,523
Securities sold, not yet purchased	98,810	—
Income taxes payable	28,368	18,398
Short-term borrowings:
Warehouse lines of credit	713,362	453,835
Revolving credit facility	44,825	17,516
Other	16	16

Total short-term borrowings	758,203	471,367
Current maturities of long-term debt	67,838	38,086
Notes payable on real estate	146,120	154,213
Liabilities related to real estate and other assets held for sale	21,482	12,152
Other current liabilities	42,375	15,153

Total Current Liabilities	2,680,648	1,956,768
Long-Term Debt:
Senior secured term loans	1,615,773	602,500
11.625% senior subordinated notes, net of unamortized discount of $10,984 and $12,318 at December 31, 2011 and 2010, respectively	439,016	437,682
6.625% senior notes	350,000	350,000
Other long-term debt	59	54

Total Long-Term Debt	2,404,848	1,390,236
Notes payable on real estate	206,339	461,665
Deferred tax liabilities, net	148,969	—
Non-current tax liabilities	79,927	78,306
Pension liability	60,860	40,007
Other liabilities	220,389	128,791

Total Liabilities	5,801,980	4,055,773
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 327,972,156 and 323,594,919 shares issued and outstanding at December 31, 2011 and 2010, respectively	3,280	3,236
Additional paid-in capital	882,141	814,244
Accumulated earnings	424,499	185,337
Accumulated other comprehensive loss	(158,439)	(94,602)

Total CBRE Group, Inc. Stockholders’ Equity	1,151,481	908,215
Non-controlling interests	265,682	157,580

Total Equity	1,417,163	1,065,795

Total Liabilities and Equity	$7,219,143	$5,121,568

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$5,905,411	$5,115,316	$4,165,820
Costs and expenses:
Cost of services	3,457,130	2,960,170	2,447,885
Operating, administrative and other	1,882,666	1,607,682	1,383,579
Depreciation and amortization	115,719	108,381	99,473

Total costs and expenses	5,455,515	4,676,233	3,930,937
Gain on disposition of real estate	12,966	7,296	6,959

Operating income	462,862	446,379	241,842
Equity income (loss) from unconsolidated subsidiaries	104,776	26,561	(34,095)
Other income	2,706	—	3,880
Interest income	9,443	8,416	6,129
Interest expense	150,249	191,151	189,146
Write-off of financing costs	—	18,148	29,255

Income (loss) from continuing operations before provision for income taxes	429,538	272,057	(645)
Provision for income taxes	189,103	130,368	26,993

Income (loss) from continuing operations	240,435	141,689	(27,638)
Income from discontinued operations, net of income taxes	49,890	14,320	—

Net income (loss)	290,325	156,009	(27,638)
Less: Net income (loss) attributable to non-controlling interests	51,163	(44,336)	(60,979)

Net income attributable to CBRE Group, Inc.	$239,162	$200,345	$33,341

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.73	$0.61	$0.12
Income from discontinued operations attributable to CBRE Group, Inc.	0.02	0.03	—

Net income attributable to CBRE Group, Inc.	$0.75	$0.64	$0.12

Weighted average shares outstanding for basic income per share	318,454,191	313,873,439	277,361,783

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.72	$0.60	$0.12
Income from discontinued operations attributable to CBRE Group, Inc.	0.02	0.03	—

Net income attributable to CBRE Group, Inc.	$0.74	$0.63	$0.12

Weighted average shares outstanding for diluted income per share	323,723,755	319,016,887	279,995,081

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$233,517	$191,466	$33,341
Income from discontinued operations, net of tax	5,645	8,879	—

Net income	$239,162	$200,345	$33,341

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$290,325	$156,009	$(27,638)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(24,165)	(229)	34,607
Unrealized (losses) gains on interest rate swaps and interest rate caps, net of $16,278 and $25 income tax benefit and $5,911 income tax for the years ended December 31, 2011, 2010 and 2009, respectively	(23,623)	706	8,925
Unrealized holding gains on available for sale securities, net of $42 income tax, $128 income tax benefit and $1,680 income tax for the years ended December 31, 2011, 2010 and 2009, respectively	77	637	1,685
Pension liability adjustments, net of $6,639 income tax benefit, $6,800 income tax and $12,440 income tax benefit for the years ended December 31, 2011, 2010 and 2009, respectively	(19,088)	17,953	(31,995)
Other, net	2,022	1,602	(1,890)

Total other comprehensive (loss) income	(64,777)	20,669	11,332

Comprehensive income (loss)	225,548	176,678	(16,306)
Less: Comprehensive income (loss) attributable to non-controlling interests	50,223	(44,142)	(59,983)

Comprehensive income attributable to CBRE Group, Inc.	$175,325	$220,820	$43,677

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$290,325	$156,009	$(27,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116,930	108,962	99,473
Amortization and write-off of financing costs	7,453	29,013	38,384
Write-down of impaired real estate and other assets	4,337	27,147	38,550
Gain on sale of loans, servicing rights and other assets	(74,449)	(65,855)	(30,010)
Net realized loss from investments	917	—	—
Net change in unrealized gains from investments	(3,623)	—	—
Gain on interest rate swaps	—	—	(3,880)
Gain on disposition of real estate held for investment	(41,805)	(21,248)	(2,721)
Equity (income) loss from unconsolidated subsidiaries	(104,776)	(26,561)	34,095
Provision for doubtful accounts	9,754	4,661	9,226
Compensation expense related to stock options and non-vested stock awards	44,327	46,801	37,925
Incremental tax benefit from stock options exercised	(14,936)	(5,380)	(1,586)
Distribution of earnings from unconsolidated subsidiaries	20,794	33,874	13,509
Tenant concessions received	45,751	4,608	3,611
Purchase of trading securities	(144,919)	—	—
Proceeds from sale of trading securities	219,739	—	—
Proceeds from securities sold, not yet purchased	197,595	—	—
Securities purchased to cover short sales	(189,456)	—	—
Increase in receivables	(123,669)	(180,129)	(13,379)
Decrease in deferred compensation assets	—	—	221,317
(Increase) decrease in prepaid expenses and other assets	(13,238)	(5,520)	20,045
Decrease in real estate held for sale and under development	84,731	26,457	2,946
(Decrease) increase in accounts payable and accrued expenses	(62,850)	45,145	(11,306)
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	81,380	277,529	(37,551)
Decrease in income taxes payable/receivable	(4,891)	142,090	72,276
Increase (decrease) in other liabilities, including deferred compensation liabilities	15,940	17,239	(250,270)
Other operating activities, net	(142)	1,745	629

Net cash provided by operating activities	361,219	616,587	213,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(147,980)	(68,464)	(28,200)
Acquisition of Clarion Real Estate Securities and substantially all of the ING Group N.V. operations in Europe and Asia (collectively the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	(580,895)	—	—
Acquisition of businesses (other than the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	(49,790)	(70,390)	(30,670)
Contributions to unconsolidated subsidiaries	(51,463)	(37,510)	(47,402)
Distributions from unconsolidated subsidiaries	109,547	22,843	9,232
Net proceeds from disposition of real estate held for investment	231,678	76,504	3,408
Additions to real estate held for investment	(15,473)	(16,551)	(26,656)
Proceeds from the sale of servicing rights and other assets	27,035	28,944	12,283
(Increase) decrease in restricted cash	(1,696)	4,047	(10,543)
Other investing activities, net	(1,218)	(1,926)	(814)

Net cash used in investing activities	(480,255)	(62,503)	(119,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	1,100,739	650,000	—
Repayment of senior secured term loans	(47,503)	(1,693,110)	(432,000)
Proceeds from revolving credit facility	1,032,624	106,759	800,928
Repayment of revolving credit facility	(1,005,132)	(110,657)	(772,721)
Proceeds from 6.625% senior notes	—	350,000	—
Proceeds from 11.625% senior subordinated notes, net	—	—	435,928
Proceeds from notes payable on real estate held for investment	10,300	20,631	16,690
Repayment of notes payable on real estate held for investment	(186,636)	(81,906)	(7,185)
Proceeds from notes payable on real estate held for sale and under development	8,454	3,671	63,040
Repayment of notes payable on real estate held for sale and under development	(79,271)	(14,341)	(46,642)
Repayment of short-term borrowings and other loans, net	—	(6,048)	(4,310)
Proceeds from issuance of common stock, net	—	—	440,173
Proceeds from exercise of stock options	7,136	2,401	15,443
Incremental tax benefit from stock options exercised	14,936	5,380	1,586
Non-controlling interests contributions	10,231	29,172	21,348
Non-controlling interests distributions	(129,686)	(11,406)	(13,496)
Payment of financing costs	(24,738)	(34,430)	(39,402)
Other financing activities, net	(129)	(338)	(2,612)

Net cash provided by (used in) financing activities	711,325	(784,222)	476,768
Effect of currency exchange rate changes on cash and cash equivalents	(5,681)	(4,845)	11,683

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	586,608	(234,983)	582,734
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	506,574	741,557	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,093,182	$506,574	$741,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$138,035	$169,410	$168,577

Income tax payments (refunds), net	$189,917	$(11,499)	$(48,355)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except share data)

	CBRE Group, Inc. Shareholders
					Accumulated other comprehensive (loss)
	Shares	Class A common stock	Additional paid-in capital	Accumulated (deficit) earnings	Minimum pension liability	Foreign currency translation and other	Non- Controlling Interests	Total
Balance at December 31, 2008	262,336,032	$2,623	$285,825	$(48,349)	$(35,592)	$(89,821)	$231,037	$345,723
Net income (loss)	—	—	—	33,341	—	—	(60,979)	(27,638)
Net cancellation and distribution of deferred compensation stock fund units	2,717,348	28	(5,484)	—	—	—	—	(5,456)
Pension liability adjustments, net of tax	—	—	—	—	(31,995)	—	—	(31,995)
Stock options exercised (including tax benefit)	2,665,568	27	17,003	—	—	—	—	17,030
Non-cash issuance of common stock	12,072	—	106	—	—	—	—	106
Non-vested stock grants	6,711,288	67	—	—	—	—	—	67
Issuance of common stock, net	47,413,504	474	439,699	—	—	—	—	440,173
Compensation expense for stock options and non-vested stock awards	—	—	37,925	—	—	—	—	37,925
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	8,925	—	8,925
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	1,685	—	1,685
Foreign currency translation gain	—	—	—	—	—	33,611	996	34,607
Cancellation of non-vested stock awards	(88,405)	(1)	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	21,348	21,348
Distributions to non-controlling interests	—	—	—	—	—	—	(13,496)	(13,496)
Acquisitions of non-controlling interests	—	—	(19,479)	—	—	—	(23,746)	(43,225)
Other	—	—	394	—	—	(1,890)	13	(1,483)

Balance at December 31, 2009	321,767,407	$3,218	$755,989	$(15,008)	$(67,587)	$(47,490)	$155,173	$784,295
Net income (loss)	—	—	—	200,345	—	—	(44,336)	156,009
Adoption of Accounting Standards Update 2009-17 (see Note 4)	—	—	—	—	—	—	29,534	29,534
Pension liability adjustments, net of tax	—	—	—	—	17,953	—	—	17,953
Stock options exercised (including tax benefit)	898,650	9	7,772	—	—	—	—	7,781
Non-cash issuance of common stock	10,684	—	173	—	—	—	—	173
Non-vested stock grants	1,196,720	12	—	—	—	—	—	12
Compensation expense for stock options and non-vested stock awards	—	—	46,801	—	—	—	—	46,801
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	706	—	706
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	637	—	637
Foreign currency translation (loss) gain	—	—	—	—	—	(423)	194	(229)
Cancellation of non-vested stock awards	(270,825)	(3)	—	—	—	—	—	(3)
Contributions from non-controlling interests	—	—	—	—	—	—	29,172	29,172
Distributions to non-controlling interests	—	—	—	—	—	—	(11,406)	(11,406)
Other	(7,717)	—	3,509	—	—	1,602	(751)	4,360

Balance at December 31, 2010	323,594,919	$3,236	$814,244	$185,337	$(49,634)	$(44,968)	$157,580	$1,065,795
Net income	—	—	—	239,162	—	—	51,163	290,325
Pension liability adjustments, net of tax	—	—	—	—	(19,088)	—	—	(19,088)
Stock options exercised (including tax benefit)	1,822,373	18	22,055	—	—	—	—	22,073
Non-cash issuance of common stock	7,670	—	179	—	—	—	—	179
Non-vested stock grants	2,803,221	28	—	—	—	—	—	28
Compensation expense for stock options and non-vested stock awards	—	—	44,327	—	—	—	—	44,327
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	(23,623)	—	(23,623)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	77	—	77
Foreign currency translation loss	—	—	—	—	—	(23,225)	(940)	(24,165)
Cancellation of non-vested stock awards	(256,027)	(2)	—	—	—	—	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	10,231	10,231
Distributions to non-controlling interests	—	—	—	—	—	—	(129,686)	(129,686)
Acquisition of non-controlling interests	—	—	—	—	—	—	182,898	182,898
Other	—	—	1,336	—	—	2,022	(5,564)	(2,206)

Balance at December 31, 2011	327,972,156	$3,280	$882,141	$424,499	$(68,722)	$(89,717)	$265,682	$1,417,163

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

CBRE Group, Inc., a Delaware corporation formerly known as CB Richard Ellis Group, Inc. (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), was incorporated on February 20, 2001. We are the world’s largest commercial real estate services firm, based on 2011 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2011, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 34,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from contractual management fees and on a per project or transactional basis. Our contractual, fee-for-services businesses, which generally involve facilities management, property management, mortgage loan servicing and investment management, represented approximately 39% of our 2011 revenue. Effective October 3, 2011, we changed our name from “CB Richard Ellis Group, Inc.”, to “CBRE Group, Inc.”

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

CBRE GROUP, INC.

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

We consolidate any VIE of which we are the primary beneficiary (see Note 4) and disclose significant VIEs of which we are not the primary beneficiary, if any, as well as disclose our maximum exposure to loss related to VIEs that are not consolidated. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited partnerships, limited liability companies and other subsidiaries is based on voting control. For our general partner interests, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to remove the general partner with or without cause or to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling general partner investments in these entities under the equity method. This treatment also applies to our managing member interests in limited liability companies.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimates, Risks and Uncertainties

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.), which require management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the macroeconomic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Highly volatile credit, equity and foreign currency markets and a tentative and uneven global economic recovery have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be forecast with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The fair value of our goodwill and non-amortizable intangible assets is impacted by economic and capital market conditions as well as our stock price. Property sales and leasing activity is affected by economic and employment growth, capital markets liquidity, credit availability and pricing, business and investor confidence, and inflation levels. Adverse trends involving any or all of these factors could reduce incentive-based revenue as well as property values and sales volume. Such adverse economic conditions could cause declines in the estimated future discounted cash flows expected for our reporting units. A major or sustained decline in our future cash flows and/or the current economic conditions could result in additional impairment charges.

The recoverability of our investments in unconsolidated subsidiaries has been impacted by the continuing effects of the global financial crisis. This was initially manifested in sharply reduced property sales activity and decreasing property values throughout 2009. As liquidity subsequently improved, transaction volume revived in 2010 and 2011, but remained well below levels experienced in 2006 and 2007. Property values also generally began to rebound, but price appreciation has been most significant in top-tier assets and in the largest, most liquid markets. The assumptions utilized in our recoverability analysis reflect our belief that the recovery from the severe downturn will continue to be slow and gradual and that challenging market conditions could result in further write-downs, especially if heightened capital markets turmoil returns.

The recoverability of the carrying value of our investments in real estate is impacted by general conditions in the U.S. economy and commercial real estate market. Market fundamentals in the primary property types that we develop/own weakened significantly in late 2008 and throughout 2009. A high unemployment rate negatively impacted office markets as companies deferred occupancy decisions and placed space on the market for sublease. Weak industrial production adversely affected warehouse and distribution markets. The retail sector was negatively affected by declining consumer confidence, and retailers experienced financial difficulty. These trends improved in 2010 and 2011 as real estate market conditions recovered, and property sales revived from the depressed levels of 2009. Capitalization rates have stabilized and contracted modestly as both investor confidence and liquidity returned to the commercial real estate market. However, if conditions in the broader economy, capital markets, local, regional or global commercial real estate markets decline sharply once again, we may be required to record additional impairment charges.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. Included in the accompanying consolidated balance sheets as of December 31, 2011

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2010 is cash and cash equivalents of $208.1 million and $26.1 million, respectively, from consolidated funds and other entities, which is not available for general corporate use. We also manage certain cash and cash equivalents as an agent for our investment and property and facilities management clients. These amounts are not included in the accompanying consolidated balance sheets (see Note 19).

Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 is restricted cash of $67.1 million and $52.3 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the normal course of business, including escrow accounts held in our Development Services segment.

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

We place substantially all of our interest-bearing investments with major financial institutions and triple A rated money market funds and limit the amount of credit exposure with any one financial institution.

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset. We did not recognize an impairment loss related to property and equipment in 2011, 2010 or 2009.

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

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of our goodwill

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance has resulted from our acquisition of CBRE Services, Inc. (CBRE) in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc. (Insignia) in 2003 (the Insignia Acquisition), our acquisition of the Trammell Crow Company in 2006 (the Trammell Crow Company Acquisition) and our acquisition of substantially all of the ING Group N.V. (ING) Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES) in 2011 (collectively referred to as the REIM Acquisitions). Other intangible assets that have indefinite estimated useful lives and are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, as well as trade names separately identified as a result of the Insignia Acquisition and REIM Acquisitions. The remaining other intangible assets primarily include customer relationships, management contracts and loan servicing rights, which are all being amortized over estimated useful lives ranging up to 20 years.

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

Deferred Financing Costs

Costs incurred in connection with financing activities are generally deferred and amortized over the terms of the related debt agreements ranging up to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $51.5 million and $34.1 million as of December 31, 2011 and 2010, respectively.

In connection with the credit agreement we entered into on November 10, 2010, we wrote off financing costs of $16.7 million during the year ended December 31, 2010, including $12.1 million of credit agreement amendment fees paid in November 2010 and $4.6 million of unamortized deferred financing costs associated with our prior credit agreement. In addition, in October 2010, we wrote off $1.4 million of unamortized deferred financing costs in connection with debt repayments made. In connection with the March 24, 2009 amendment and restatement to our prior credit agreement, we wrote off financing costs of $29.3 million during the year ended December 31, 2009, which included the write-off of $18.1 million of unamortized deferred financing costs and $11.2 million of credit agreement amendment fees paid in March 2009. All of these write-offs were included in write-off of financing costs in the accompanying consolidated statements of operations. See Note 13 for additional information on activities associated with our debt.

CBRE GROUP, INC.

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

Development services and project management services generate fees from development and construction management projects. Some development and construction management and project management assignments are subject to agreements that describe the calculation of fees and when we earn such fees. The earnings terms of these agreements dictate when we recognize the related revenue. Generally development fees are recognized based on the lower of the amount billed or the amount determined on a straight-line basis over the development period. We may earn incentive fees for project management services based upon achievement of certain performance criteria as set forth in the project management services agreement. We may earn incentive

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development fees by reaching specified time table, leasing, budget or value creation targets, as defined in the relevant development services agreement. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. We recognize such fees when the specified target is attained and fees are deemed collectible. For projects where we operate as a general contractor, fees are generally recognized using the percentage-of-completion method based on costs incurred as a percentage of total expected costs.

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

CBRE GROUP, INC.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize costs. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy. Costs capitalized include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, interest, development and construction costs and costs of incidental operations. We do not capitalize any internal costs when acquiring, developing and constructing real estate assets. We expense transaction costs for acquisitions that qualify as a business in accordance with the “Business Combinations” Topic of the FASB ASC (Topic 805). Pursuit costs capitalized in connection with a potential development project that we have determined not to pursue are written off in the period that determination is made.

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

CBRE GROUP, INC.

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

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $42.5 million, $37.5 million and $27.5 million were included in operating, administrative and other expenses for the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the U.S. are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction losses included in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 were $0.4 million, $4.0 million and $0.6 million, respectively.

Derivative Financial Instruments and Hedging Activities

As required by FASB ASC Topic 815 “Derivatives and Hedging,” we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive (loss) income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translation adjustments, unrealized (losses) gains on interest rate swaps and interest rate caps, unrealized holding gains on available for sale securities and other pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 16).

Marketable Securities

We account for investments in marketable debt and equity securities in accordance with the “Investments— Debt and Equity Securities” Topic of the FASB ASC (Topic 320). We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. Marketable securities we acquire with the intent to generate a profit from short-term movements in market prices would be classified as trading securities. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

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

Warehouse Receivables

Our wholly-owned subsidiary CBRE Capital Markets is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets wholly-owned subsidiary Multifamily Capital is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets wholly-owned subsidiary CBRE HMF is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2011 and 2010, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying loans.

Mortgage Servicing Rights

In connection with the origination and sale of mortgage loans with servicing rights retained, we record servicing assets or liabilities based on the fair value of the mortgage servicing rights on the date the loans are

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold. We also assume or purchase certain servicing assets. Servicing assets are carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets and are amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections and timing of estimated future net cash flows.

Our recording of loan servicing rights at their fair value resulted in net gains, which have been reflected in the accompanying consolidated statements of operations. The amount of loan servicing rights recognized during the years ended December 31, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance, loan servicing rights	$65,319	$40,579
Loan servicing rights recognized under Topic 860	56,775	41,153
Loan servicing rights sold	(10,421)	(7,391)
Amortization expense	(16,330)	(9,022)

Ending balance, loan servicing rights	$95,343	$65,319

Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rate and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. The key assumptions used during the years ended December 31, 2011, 2010 and 2009 in measuring fair value were as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate	15.00%	15.00%	15.00%
Conditional prepayment rate	7.00%	7.00%	7.00-7.21%
Inflation	2.50%	2.50%	2.50%
Delinquencies	—	—	—

The estimated fair value of our mortgage servicing rights was $111.1 million and $77.8 million as of December 31, 2011 and 2010, respectively. We did not incur any impairment charges related to our servicing rights during the years ended December 31, 2011, 2010 or 2009.

Included in revenue in the accompanying consolidated statements of operations are contractually specified servicing fees from loans serviced for others of $28.2 million, $21.7 million and $16.6 million for the years ended December 31, 2011, 2010 and 2009, respectively and late fees/ancillary income earned from loans serviced for others of $1.5 million, $0.5 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accounting for Broker Draws

As part of our recruitment efforts relative to new U.S. brokers, we offer a transitional broker draw arrangement. Our broker draw arrangements generally last until such time as a broker’s pipeline of business is

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Per Share

Basic income per share attributable to CBRE Group, Inc. is computed by dividing net income attributable to CBRE Group, Inc. shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted income per share attributable to CBRE Group, Inc. generally further assumes the dilutive effect of potential common shares, which include stock options and certain contingently issuable shares. Contingently issuable shares consist of non-vested stock awards.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC (Topic 740). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Self-Insurance

Our wholly-owned captive insurance company, which is subject to applicable insurance rules and regulations, insures our exposure related to workers’ compensation insurance provided to employees and purchases excess coverage from an unrelated insurance carrier. We purchase general liability and automotive insurance through an unrelated insurance carrier. The captive insurance company reinsures the related deductibles. The captive insurance company also insures deductibles relating to professional indemnity claims. Given the nature of these types of claims, it may take several years for resolution and determination of the cost of these claims. We are required to estimate the cost of these claims in our financial statements.

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods. As of December 31, 2011 and 2010, our reserves for claims under these insurance programs were $51.8 million and $35.4 million, respectively, which were included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Of these amounts, $16.1 million and $8.2 million, respectively, represented our estimated current liabilities as of December 31, 2011 and 2010.

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

As of December 31, 2011, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries approximates the carrying value of $79.3 million, which was included in non-controlling interests in the accompanying consolidated balance sheets. As of December 31, 2010, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $110.1 million, as compared to the carrying value of $107.1 million, which was included in non-controlling interests in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements of ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this ASU during the year ended December 31, 2011 (see Note 3) and do not believe the adoption of this update had a material impact on the disclosure requirements for our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The requirements of ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption prohibited. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers indefinitely certain requirements from ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted, and requires retrospective application for all periods presented. We elected to adopt these ASUs early and have provided the components of net income and the components of other comprehensive income in two separate but consecutive statements in the accompanying consolidated financial statements. We do not believe the adoption of these updates had a material impact on the disclosure requirements for our consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Derecognition of in Substance Real Estate—a Scope Clarification.” This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

3. REIM Acquisitions

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING for approximately $940 million in cash. The acquisitions included substantially all of the ING REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). On February 15, 2011, the Company also announced that it expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions (collectively referred to as the REIM Acquisitions), ING REIM became part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary, CBRE Global Investors, an independently operated business segment). We completed the REIM Acquisitions in order to significantly enhance our ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company secured borrowings of $800.0 million of new term loans to finance the REIM Acquisitions (see Note 13). Of this amount, $400.0 million was drawn on June 30, 2011 to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. On August 31, 2011, the Company drew down the remaining $400.0 million, part of which was used to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011, and the remainder, along with cash on hand and borrowings under our revolving credit facility, was used to finance the ING REIM Europe portion of the REIM Acquisitions, which closed on October 31, 2011.

The following represents a summary of the purchase price for the REIM Acquisitions and the excess purchase price over the estimated fair value of net assets acquired (dollars in thousands):

Purchase of CRES on July 1, 2011	$323,896
Purchase of CRES co-investments on July 1, 2011	58,566
Purchase of ING REIM Asia on October 3, 2011	45,556
Purchase of ING REIM Europe on October 31, 2011	442,543

Total purchase price	870,561
Less estimated fair value of net assets acquired (see table below)	(397,830)

Excess purchase price over estimated fair value of net assets acquired	$472,731

In connection with our acquisition of CRES, we acquired CRES co-investments from ING in three funds (CRES Funds) for an aggregate purchase price of $58.6 million, which has been included above. We determined that the CRES Funds were not variable interest entities and accordingly determined the method of accounting based upon voting control. The limited partners/members of the CRES Funds lack substantive rights that would overcome our presumption of control. Accordingly, we began consolidating the CRES Funds as of the acquisition date of July 1, 2011. Included in the consolidation of the CRES Funds on July 1, 2011 was $182.9 million of non-controlling interests. In connection with the REIM Acquisitions, we also acquired three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million on October 3, 2011 and one ING REIM Europe co-investment for $7.4 million on October 31, 2011. Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. There is a possibility of an additional closing of approximately $80 million and co-investments of up to $68 million in the future related to our acquisition of ING REIM Europe.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary purchase accounting adjustments related to the REIM Acquisitions have been recorded in the accompanying consolidated financial statements. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the REIM Acquisitions consists largely of the synergies and economies of scale expected from combining the operations acquired from ING with ours. Only $8.3 million of the goodwill recorded in connection with the REIM Acquisitions is deductible for tax purposes. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, primarily intangible assets and income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the aggregate estimated fair values of the assets acquired and the liabilities assumed in the REIM Acquisitions (dollars in thousands):

Cash and cash equivalents	$289,666
Restricted cash	10,043
Receivables, net	83,617
Trading securities	235,284
Prepaid expenses	3,106
Deferred tax assets, current	2,223
Other current assets	699
Property, plant and equipment	10,562
Other intangible assets	433,650
Investments in unconsolidated subsidiaries	1,760
Other assets	8,326

Total assets acquired	$1,078,936

Accounts payable and accrued expenses	288,626
Compensation and employee benefits payable	28,722
Accrued bonus and profit sharing	33,382
Income taxes payable	16,575
Deferred tax liabilities, long-term	130,903

Total liabilities assumed	$498,208

Non-controlling interests acquired	$182,898

Estimated fair value of net assets acquired	$397,830

The following is a summary of the preliminary estimate of the intangible assets not subject to amortization that were acquired in connection with the REIM Acquisitions (dollars in thousands):

		At December 31, 2011
Intangible Asset Class	Amount Assigned At Acquisition Date	Accumulated Foreign Currency Translation	Net Carrying Amount
Trade name	$20,400	$—	$20,400
Asset management contracts	222,300	(6,285)	216,015

Total non-amortizable intangibles acquired	$242,700	$(6,285)	$236,415

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the preliminary estimate of the amortizable intangible assets acquired in connection with the REIM Acquisitions (dollars in thousands):

			At December 31, 2011
Intangible Asset Class	Weighted Average Amortization Period	Amount Assigned At Acquisition Date	Accumulated Amortization and Foreign Currency Translation	Net Carrying Amount
Asset management contracts	11 years	$170,350	$(7,872)	$162,478
Non-compete agreements	2 years	20,600	(3,181)	17,419

Total amortizable intangibles acquired	10 years	$190,950	$(11,053)	$179,897

The consolidated statement of operations for the year ended December 31, 2011 includes revenue, operating income and net income attributable to CBRE Group, Inc. of $84.6 million, $15.7 million and $9.1 million, respectively, attributable to the REIM Acquisitions. This does not include direct transaction and integration costs incurred during the year ended December 31, 2011 of $66.7 million in connection with the REIM Acquisitions.

Unaudited pro forma results, assuming the REIM Acquisitions had occurred as of January 1, 2010 for purposes of the 2011 and 2010 pro forma disclosures, are presented below. They include certain adjustments for the years ended December 31, 2011 and 2010, including $14.1 million and $25.6 million, respectively, of increased amortization expense as a result of intangible assets acquired in the REIM Acquisitions, $18.9 million and $32.8 million, respectively, of additional interest expense as a result of debt incurred to finance the REIM Acquisitions, the removal of $73.0 million of direct costs incurred by us and ING related to the REIM Acquisitions for the year ended December 31, 2011, and the tax impact in both years of the pro forma adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the REIM Acquisitions occurred on January 1, 2010 and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2011	2010
	(Unaudited)
Revenue	$6,135,185	$5,414,838
Operating income	$558,723	$461,899
Net income attributable to CBRE Group, Inc.	$261,204	$195,130
Basic income per share	$0.82	$0.62
Weighted average shares outstanding for basic income per share	318,454,191	313,873,439
Diluted income per share	$0.81	$0.61
Weighted average shares outstanding for diluted income per share	323,723,755	319,016,887

4. Variable Interest Entities

A consolidated subsidiary (the Venture) in our Global Investment Management segment sponsored investments by third-party investors in eight commercial properties through the formation of tenant-in-common limited liability companies and Delaware Statutory Trusts (collectively referred to as “the Entities”) that are owned by the third-party investors. The Venture also formed and is a member of a limited liability company for each property that serves as master tenant (Master Tenant). Each Master Tenant leases the property from the Entities through a master lease agreement. Pursuant to the master lease agreements, the Master Tenant has the power to direct the day-to-day asset management activities

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that most significantly impact the economic performance of the Entities. As a result, the Entities were deemed to be variable interest entities since the third-party investors holding the equity investment at risk in the Entities do not direct the day-to-day activities that most significantly impact the economic performance of the properties held by the Entities.

The Venture has made and may continue to make voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves. As of the most recent reconsideration date, such financial support has been significant enough that the Venture was deemed to be the primary beneficiary of each entity. During the year ended December 31, 2011, the Venture funded $0.2 million of financial support to the Entities.

The Entities were initially consolidated by the Venture upon adoption of ASU 2009-17 on January 1, 2010. The Entities’ assets and associated mortgage notes payable aggregated $251.0 million and $221.5 million, respectively, and were recorded based on their fair value at adoption. We did not recognize a gain or loss on the initial consolidation of these Entities. The assets of the Entities are the sole collateral for the mortgage notes payable and other liabilities of the Entities and as such, the creditors and equity investors of these Entities have no recourse to our assets held outside of these Entities. During the year ended December 31, 2011, five of the original eight commercial properties were sold.

Operating results relating to the Entities for the years ended December 31, 2011 and 2010 include the following (dollars in thousands):

	Year Ended December 31,
	2011	2010
Revenue	$22,484	$34,498
Operating, administrative and other expenses	$12,146	$20,916
Income from discontinued operations, net of income taxes	$36,548	$—
Net income (loss) attributable to non-controlling interests	$30,418	$(13,232)

Investments in real estate of $61.3 million and $243.0 million and nonrecourse mortgage notes payable of $60.9 million ($1.2 million of which is current) and $223.1 million ($34.9 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively. In addition, non-controlling interests of $1.6 million and $20.6 million in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively, are attributable to the Entities.

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of December 31, 2011 and 2010, our maximum exposure to loss related to the VIE’s which are not consolidated was as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Investments in unconsolidated subsidiaries	$15,483	$31,025
Co-investment commitments	37,019	3,237

Maximum exposure to loss	$52,502	$34,262

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Fair Value Measurements

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

There were no significant transfers in and out of Level 1 and Level 2 during the years ended December 31, 2011 and 2010.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	As of December 31, 2011
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$6,838	$—	$—	$6,838
Debt securities issued by U.S. federal agency obligations	—	6,024	—	6,024
Corporate debt securities	—	9,969	—	9,969
Asset-backed securities	—	5,226	—	5,226
Collateralized mortgage obligations	—	3,037	—	3,037

Total debt securities	6,838	24,256	—	31,094
Equity securities	6,301	—	—	6,301

Total available for sale securities	13,139	24,256	—	37,395
Trading securities	151,484	—	—	151,484
Warehouse receivables	—	720,061		720,061

Total assets at fair value	$164,623	$744,317	$—	$908,940

Liabilities
Securities sold, not yet purchased	$98,810	$—	$—	$98,810
Interest rate swaps	—	39,872	—	39,872

Total liabilities at fair value	$98,810	$39,872	$—	$138,682

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$9,699	$—	$—	$9,699
Debt securities issued by U.S. federal agency obligations	—	4,522	—	4,522
Corporate debt securities	—	9,844	—	9,844
Asset-backed securities	—	3,320	—	3,320
Collateralized mortgage obligations	—	1,671	—	1,671

Total debt securities	9,699	19,357	—	29,056
Equity securities	5,898	—	—	5,898

Total available for sale securities	15,597	19,357	—	34,954
Warehouse receivables	—	485,433	—	485,433

Total assets at fair value	$15,597	$504,790	$—	$520,387

Fair value measurements for our available for sale securities are obtained from independent pricing services which utilize observable market data that may include quoted market prices, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

The trading securities and securities sold, not yet purchased are primarily in the U.S. and are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and asked prices on such date.

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At December 31, 2011 and 2010, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying warehouse lines of credit (See Note 2). These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2011, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The following tables are a summary of our available for sale and trading securities (dollars in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
U.S. treasury securities	$6,711	$132	$(5)	$6,838
Debt securities issued by U.S. federal agency obligations	5,944	92	(12)	6,024
Corporate debt securities	9,789	253	(73)	9,969
Asset-backed securities	5,244	30	(48)	5,226
Collateralized mortgage obligations	3,046	24	(33)	3,037

Total debt securities	30,734	531	(171)	31,094
Equity securities	6,169	531	(399)	6,301

Total available for sale securities	36,903	1,062	(570)	37,395
Trading securities	147,861	3,623	—	151,484

Total	$184,764	$4,685	$(570)	$188,879

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
U.S. treasury securities	$9,480	$265	$(46)	$9,699
Debt securities issued by U.S. federal agency obligations	4,419	106	(3)	4,522
Corporate debt securities	9,684	207	(47)	9,844
Asset-backed securities	3,320	22	(22)	3,320
Collateralized mortgage obligations	1,632	42	(3)	1,671

Total debt securities	28,535	642	(121)	29,056
Equity securities	5,626	482	(210)	5,898

Total available for sale securities	$34,161	$1,124	$(331)	$34,954

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net carrying value and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	December 31, 2011
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$2,826	$2,790
Due after one year through five years	5,406	5,418
Due after five years through ten years	10,873	11,236
Due after ten years	3,339	3,387
Asset-backed securities	5,244	5,226
Collateralized mortgage obligations	3,046	3,037

Total debt securities	$30,734	$31,094

We did not record any significant dividends or interest income related to marketable securities for the years ended December 31, 2011, 2010 and 2009.

We did not hold any investments in trading securities during 2009 and 2010. The portion of net gains and losses for the year ending December 31, 2011 relating to trading securities still held at December 31, 2011 is calculated as follows (dollars in thousands):

Net gains recognized during the year ended December 31, 2011 on trading securities	$1,706
Less: Net realized losses recognized on trading securities sold during the year ended December 31, 2011	(1,917)

Net unrealized gains recognized during the year ended December 31, 2011 on trading securities still held at December 31, 2011	$3,623

The following non-recurring fair value measurements were recorded for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Net Carrying Value as of December 31, 2011	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2011
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$24,084	$—	$—	$24,084	$5,550
Real estate	$37,322	$—	$—	$37,322	4,337

Total impairment charges					$9,887

	Net Carrying Value as of December 31, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$47,999	$—	$—	$47,999	$11,801
Real estate	$82,670	$—	$—	$82,670	26,897
Notes receivable	$—	$—	$—	$—	250

Total impairment charges					$38,948

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Net Carrying Value as of December 31, 2009	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2009
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$67,756	$—	$—	$67,756	$35,738
Real estate	$130,786	$—	$—	$130,786	32,690
Notes receivable	$—	$—	$—	$—	5,860

Total impairment charges					$74,288

The fair value measurements employed for our impairment evaluations were generally based on a discounted cash flow approach and/or review of comparable activities in the market place. Inputs used in these evaluations included risk-free rates of return, estimated risk premiums as well as other economic variables.

Investments in Unconsolidated Subsidiaries

During the year ended December 31, 2011, we recorded write-downs of $5.6 million, of which $0.1 million were attributable to non-controlling interests. During the year ended December 31, 2011, $5.5 million of the investment write-downs were reported in our Global Investment Management segment and $0.1 million were reported in our Development Services segment. These write-downs were primarily driven by a decrease in the estimated holding period of certain assets.

During the year ended December 31, 2010, we recorded write-downs of $11.8 million, of which $3.8 million were attributable to non-controlling interests. During the year ended December 31, 2010, $9.4 million of the investments write-downs were reported in our Global Investment Management segment and driven by a decrease in the estimated holding period of certain assets. In addition, during the year ended December 31, 2010, we incurred an additional $1.2 million of impairment charges in each of our Global Investment Management and Development Services segments, all driven by a decline in value of several investments attributable to slower than expected leasing.

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

Real Estate

During the year ended December 31, 2011, we recorded charges of $4.3 million, including provisions for losses on real estate held for sale and impairment charges on real estate held for investment. Of this amount, $0.3

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million was attributable to non-controlling interests. During the year ended December 31, 2011, we recorded provisions for losses on real estate held for sale of $2.6 million. These charges reduced the carrying value of certain assets to their fair value, less cost to sell, primarily due to reduced selling prices resulting from a decrease in the estimated holding period of certain assets. Additionally, during the year ended December 31, 2011, we recorded impairment charges of $1.7 million related to real estate held for investment, which were attributable to continued challenging market conditions.

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

All of the abovementioned charges were reported in our Development Services segment and included within operating, administrative and other expenses in the accompanying consolidated statements of operations, with the exception of a $1.3 million provision for loss on real estate for the year ended December 31, 2011, which was included within activity from discontinued operations. If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges, which may be material.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of our impairment charges associated with notes receivable were included in operating, administrative and other expenses in the accompanying consolidated statement of operations within our Development Services segment.

FASB ASC Topic 825, “Financial Instruments” also requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Our financial instruments are as follows:

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

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.7 billion at December 31, 2011, which approximates their actual carrying value at December 31, 2011 (See Note 13).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $504.3 million at December 31, 2011. Their actual carrying value totaled $439.0 million at December 31, 2011 (see Note 13).

6.625% Senior Notes: Based on dealers’ quotes, the estimated fair value of our 6.625% senior notes was $364.9 million at December 31, 2011. Their actual carrying value totaled $350.0 million at December 31, 2011 (see Note 13).

Notes Payable on Real Estate: As of December 31, 2011, the carrying value of our notes payable on real estate was $372.9 million (See Note 12). These borrowings mostly have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $13.6 million of these notes payable are recourse to us as of December 31, 2011.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Derivative Financial Instruments

We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness for the year ended December 31, 2011. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2011, there is $39.9 million included in accumulated other comprehensive loss in the accompanying consolidated balance sheets related to these interest rate swaps, which will be reclassified to interest expense as interest payments are made on our senior secured term loan facilities. During the next twelve months, we estimate that $10.2 million will be reclassified as an increase to interest expense.

The following table presents the fair value of our interest rate swaps as well as their classification on the consolidated balance sheet as of December 31, 2011 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31, 2011	Balance Sheet Location	Fair Value as of December 31, 2011
Interest rate swaps	Other assets	$—	Other liabilities	$39,872

The following table presents the effect of our interest rate swaps on our consolidated statement of operations for the year ended December 31, 2011 (dollars in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized on Derivative (Ineffective Portion)
Interest rate swaps	$(42,732)	Interest expense	$(2,860)	Interest expense	$—

We have agreements with some of our derivative counterparties that contain a provision where (1) if we default on any of our indebtedness, including default where repayment of the indebtedness has not been

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accelerated by the lender, then we could also be declared in default on our derivative obligations; or (2) we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.

As of December 31, 2011, the fair value of derivatives related to these agreements is a net liability position of $40.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2011, we have not posted any collateral related to these agreements. Had we breached any of the provisions discussed above at December 31, 2011, we may have been required to settle our obligations under the agreements at their termination value of $44.5 million.

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

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from inter-company loans, expected cash flow and earnings. Included in the consolidated statements of operations were net losses of $1.5 million, $1.0 million and $3.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, resulting from net losses on foreign currency exchange swap, option and forward contracts. As of December 31, 2011 and 2010, we did not have any foreign currency exchange contracts outstanding.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

7. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2011	2010
Computer hardware and software	3 years	$301,984	$234,051
Leasehold improvements	1-15 years	192,230	133,309
Furniture and equipment	3-10 years	176,306	156,245
Equipment under capital leases	3-5 years	1,064	4,812

Total cost		671,584	528,417
Accumulated depreciation and amortization		(376,096)	(340,020)

Property and equipment, net		$295,488	$188,397

Depreciation and amortization expense associated with property and equipment was $54.2 million, $58.7 million and $59.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance as of December 31, 2009
Goodwill	$1,635,580	$490,822	$116,891	$44,922	$86,663	$2,374,878
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	837,290	352,191	116,891	—	—	1,306,372
Purchase accounting entries related to acquisitions	5,775	7,491	6,519	1,561	—	21,346
Foreign exchange movement	968	(19,831)	14,946	—	—	(3,917)

Balance as of December 31, 2010
Goodwill	1,642,323	478,482	138,356	46,483	86,663	2,392,307
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	844,033	339,851	138,356	1,561	—	1,323,801
Purchase accounting entries related to acquisitions	—	24,659	23,344	472,731	—	520,734
Foreign exchange movement	(575)	(9,025)	(1,503)	(5,025)	—	(16,128)

Balance as of December 31, 2011
Goodwill	1,641,748	494,116	160,197	514,189	86,663	2,896,913
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	$843,458	$355,485	$160,197	$469,267	$—	$1,828,407

During 2011, in addition to the REIM Acquisitions, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the U.K. and a shopping center management business in the Netherlands. Because of the economic downturn, no acquisitions were completed in 2009 and 2010, except for a small niche industrial practice in the United Kingdom (U.K.) acquired in the second quarter of 2010 and a small commercial property asset management and consultancy services firm in Hong Kong in the fourth quarter of 2010.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2011, 2010 and 2009 annual assessments as of October 1. When we performed our required annual goodwill impairment review as of October 1, 2011, 2010 and 2009, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value. Although economic conditions remained weak for most of 2009 and our full year revenues for 2009 declined when compared to 2008, we did note early signs of an economic recovery taking place in the latter part of 2009, which continued throughout 2010 and 2011. This was evidenced by several indicators, including our stock price ($13.46 per share on October 1, 2011, $18.13 per share on October 1, 2010 and $10.94 per share on October 1, 2009 versus $4.32 per share at December 31, 2008), a return to positive economic growth in the U.S. in the second half of 2009 and an economic rebound in the Asia

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pacific region with transaction activity beginning to revive in late 2009. These indicators, as well as the benefit of cost reduction measures implemented in the second half of 2008 and in 2009, led to a significant increase in the estimated fair value of the Company’s reporting units as of October 1, 2011, 2010 and 2009 as compared to the estimated fair value at December 31, 2008. In addition, the overall size of our goodwill being tested was sharply reduced as a result of the $1.1 billion impairment charge recorded during the year ended December 31, 2008. This impairment charge included the write-off of goodwill in its entirety in two reporting units that were most severely impacted by the weak economic conditions at that time (i.e. Global Investment Management and Development Services).

If we experience a significant or sustained decline in our future cash flows and/or current economic conditions, we may need to perform additional impairment analysis in the future.

Other intangible assets totaled $794.3 million and $332.9 million, net of accumulated amortization of $195.0 million and $166.3 million, as of December 31, 2011 and 2010, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Management contracts	$216,015		$—
Trademarks	56,800		56,800
Trade names	40,226		19,826

	$313,041		$76,626

Amortizable intangible assets
Customer relationships	$257,585	$(66,994)	$230,667	$(51,207)
Management contracts	177,219	(14,667)	22,473	(21,873)
Loan servicing rights	128,903	(33,560)	87,820	(22,501)
Backlog and incentive fees	47,237	(47,237)	47,307	(47,307)
Other	65,322	(32,524)	34,257	(23,407)

	$676,266	$(194,982)	$422,524	$(166,295)

Total intangible assets	$989,307	$(194,982)	$499,150	$(166,295)

Management contracts with indefinite useful lives primarily represent intangible assets identified as a result of the REIM Acquisitions relating to relationships with open-end funds. Trademarks of $56.8 million were separately identified as a result of the 2001 Acquisition. In connection with the REIM Acquisitions, a trade name of $20.4 million was separately identified, which represented the Clarion Partners trade name in the U.S. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represented the Richard Ellis trade name in the U.K. These intangible assets have indefinite useful lives and accordingly are not being amortized.

Customer relationships primarily represent intangible assets identified in the Trammell Crow Company Acquisition relating to existing relationships primarily in the brokerage, property management, project management and facilities management lines of business. These intangible assets are being amortized over useful lives of up to 20 years.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management contracts consist primarily of asset management contracts relating to relationships with closed-end funds and separate accounts in the U.S., Europe and Asia that were separately identified as a result of the REIM Acquisitions. Also included in management contracts are property management contracts in the U.S., Canada, the U.K. and France, as well as valuation services and fund management contracts in the U.K. These management contracts are being amortized over useful lives of up to 13 years.

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

Other amortizable intangible assets mainly represent transition costs, non-compete agreements acquired as a result of the REIM Acquisitions and other intangible assets acquired as a result of the Trammell Crow Company Acquisition and the Insignia Acquisition. Other intangible assets are being amortized over useful lives of up to 20 years.

Amortization expense related to intangible assets was $41.9 million, $23.1 million and $19.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated annual amortization expense for each of the years ending December 31, 2012 through December 31, 2016 approximates $62.2 million, $56.6 million, $49.0 million, $45.0 million and $40.7 million, respectively.

9. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting and include the following (dollars in thousands):

	December 31,
	2011	2010
Global Investment Management	$95,135	$81,601
Development Services	48,900	37,140
Other	22,797	20,232

	$166,832	$138,973

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results for the year ended December 31, 2011 include the activity of equity investments acquired from and new co-investments made in connection with the ING REIM Asia and ING REIM Europe acquisitions from October 3, 2011 and October 31, 2011, respectively, the dates each respective business was acquired. Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2011	2010
Global Investment Management:
Current assets	$773,464	$1,353,281
Non-current assets	9,995,792	7,410,657

Total assets	$10,769,256	$8,763,938

Current liabilities	$1,525,205	$1,014,233
Non-current liabilities	4,435,378	3,857,365

Total liabilities	$5,960,583	$4,871,598
Development Services:
Real estate	$1,428,590	$1,931,532
Other assets	124,514	133,532

Total assets	$1,553,104	$2,065,064

Notes payable on real estate	$722,780	$1,204,479
Other liabilities	182,470	234,846

Total liabilities	$905,250	$1,439,325
Other:
Current assets	$69,393	$72,579
Non-current assets	39,083	42,251

Total assets	$108,476	$114,830

Current liabilities	$40,834	$41,152
Non-current liabilities	20,168	22,879

Total liabilities	$61,002	$64,031

Non-controlling interest	$17,690	$154

Total:
Assets	$12,430,836	$10,943,832
Liabilities	$6,926,835	$6,374,954
Non-controlling interest	$17,690	$154

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2011	2010	2009
Global Investment Management:
Revenue	$614,684	$546,721	$639,933
Operating loss	$(149,519)	$(235,119)	$(845,610)
Net income (loss)	$70,551	$(41,679)	$(1,063,020)

Development Services:
Revenue	$123,865	$119,139	$95,004
Operating income	$118,995	$53,184	$31,484
Net income	$87,204	$15,892	$354

Other:
Revenue	$163,109	$158,001	$158,075
Operating income	$23,880	$20,680	$17,605
Net income	$24,695	$21,291	$18,030

Total:
Revenue	$901,658	$823,861	$893,012
Operating loss	$(6,644)	$(161,255)	$(796,521)
Net income (loss)	$182,450	$(4,496)	$(1,044,636)

During the years ended December 31, 2011, 2010 and 2009, we recorded non-cash write-downs of investments of $5.6 million, $11.8 million and $35.7 million, respectively, within our Global Investment Management and Development Services segments (see Note 5), all of which were included in equity income (loss) from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $95.7 million, $96.5 million and $83.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. In connection with the REIM Acquisitions, we have commitments to co-invest in certain additional real estate funds with clients. We have also provided investment management services in connection with these funds managed by ING REIM Europe and ING REIM Asia on an arm’s length basis and earned revenues of $49.7 million from them during the year ended December 31, 2011.

Our Development Services segment has agreements to provide development, property management and brokerage services to certain of our unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. Revenue related to these agreements included in our results for the years ended December 31, 2011, 2010 and 2009 was $5.7 million, $3.1 million and $4.1 million, respectively.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real estate and other assets held for sale and related liabilities were as follows at December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011	2010
Assets:
Real estate held for sale (see Note 11)	$21,833	$15,399
Other current assets	531	20
Property and equipment, net	—	869
Other assets	3,837	7

Total real estate and other assets held for sale	26,201	16,295

Liabilities:
Notes payable on real estate held for sale (see Note 12)	20,453	11,650
Accounts payable and accrued expenses	891	370
Other current liabilities	8	28
Other liabilities	130	104

Total liabilities related to real estate and other assets held for sale	21,482	12,152

Net real estate and other assets held for sale	$4,719	$4,143

11. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold or otherwise disposed. Additionally, effective January 1, 2010, we adopted ASU 2009-17 and began consolidating certain variable interest entities that hold investments in real estate (see Note 4). Certain real estate assets secure the outstanding balances of underlying mortgage or construction loans. Our real estate is reported in our Development Services and Global Investment Management segments and consisted of the following (dollars in thousands):

	Land	Buildings and Improvements		Other		Total
	At December 31, 2011
Real estate included in assets held for sale (see Note 10)	$8,969	$12,864		$—		$21,833
Real estate under development (current)	30,617	—		—		30,617
Real estate under development (non-current)	706	3,246		—		3,952
Real estate held for investment	119,210	272,980		11,508		403,698

Total real estate	$159,502	$289,090	(1)	$11,508	(2)	$460,100

	At December 31, 2010
Real estate included in assets held for sale (see Note 10)	$4,382	$8,920		$2,097		$15,399
Real estate under development (non-current)	106,649	—		6,170		112,819
Real estate held for investment	161,778	458,707		5,910		626,395

Total real estate	$272,809	$467,627	(1)	$14,177	(2)	$754,613

(1)	Net of accumulated depreciation of $40.7 million and $37.8 million at December 31, 2011 and 2010, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes balances for lease intangibles and tenant origination costs of $8.7 million and $2.0 million, respectively, at December 31, 2011 and $10.1 million and $3.3 million, respectively, at December 31, 2010. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

During the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges of $1.7 million, $24.6 million and $28.8 million, respectively, on real estate held for investment within our Development Services segment. In addition, during the years ended December 31, 2011, 2010 and 2009, we recorded provisions for loss on real estate held for sale of $2.6 million, $2.3 million and $3.9 million, respectively, within our Development Services segment. See Note 5 for additional information.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2009, we conveyed two real estate projects to their respective lenders in order to satisfy the underlying nonrecourse notes that were in default. In addition, we sold short another property and the lender forgave the balance of the related nonrecourse mortgage note. We recorded a net gain of $2.7 million from these transactions, which has been included in gain on disposition of real estate in the accompanying consolidated statements of operations within our Development Services segment for the year ended December 31, 2009 and recorded the following non-cash activity (dollars in thousands):

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

CBRE GROUP, INC.

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

CBRE GROUP, INC.

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

CBRE GROUP, INC.

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

The estimated costs to complete the two consolidated real estate projects under development or to be developed by us as of December 31, 2011 totaled approximately $26.5 million. At December 31, 2011, we had commitments for the sale of six of our projects.

Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, excluding those reported as discontinued operations, were $70.7 million and $33.9 million, respectively, for the year ended December 31, 2011, $88.5 million and $47.0 million, respectively, for the year ended December 31, 2010, and $59.9 million and $34.3 million, respectively, for the year ended December 31, 2009, and were included in the accompanying consolidated statements of operations within our Development Services and Global Investment Management segments.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following at December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011	2010
Current portion of notes payable on real estate	$146,120	$154,213
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 10 )	20,453	11,650

Total notes payable on real estate, current portion	166,573	165,863
Notes payable on real estate, non-current portion	206,339	461,665

Total notes payable on real estate	$372,912	$627,528

Notes payable on real estate held for sale are included in liabilities related to real estate and other assets held for sale. Notes payable on real estate under development (current) are included in notes payable on real estate, current. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity dates.

At December 31, 2011 and 2010, $11.2 million and $1.4 million, respectively, of the non-current portion of notes payable on real estate and $2.4 million and $2.3 million, respectively, of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

Principal maturities of notes payable on real estate at December 31, 2011, were as follows (dollars in thousands):

2012	$145,956
2013	69,234
2014	35,838
2015	105,401
2016	1,675
Thereafter	14,808

$372,912

Interest rates on loans outstanding at December 31, 2011 and 2010 ranged from 1.85% to 8.75% and 1.85% to 13.0%, respectively. Generally, only interest is payable on the real estate loans and is usually drawn on the underlying loan with all unpaid principal and interest due at maturity. Capitalized interest for the years ended December 31, 2011, 2010 and 2009 totaled $2.0 million, $4.0 million and $5.8 million, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2011	2010
Long-Term Debt:
Senior secured term loans, with interest ranging from 2.51% to 3.78%, due from 2011 through 2019	$1,683,561	$640,500
11.625% senior subordinated notes, net of unamortized discount of $10,984 and $12,318 at December 31, 2011 and 2010, respectively, due in 2017	439,016	437,682
6.625% senior notes due in 2020	350,000	350,000
Other	109	140

Subtotal	2,472,686	1,428,322
Less current maturities of long-term debt	67,838	38,086

Total long-term debt	2,404,848	1,390,236

Short-Term Borrowings:
Warehouse line of credit, with interest at the daily LIBOR plus 2.75% with a LIBOR floor of 0.25%, and a maturity date of December 19, 2012	357,457	200,000
Warehouse line of credit, with interest at daily Chase-London LIBOR plus 2.50%, and a maturity date of September 28, 2012	197,533	153,571
Warehouse line of credit, with interest at the daily one-month LIBOR plus 2.00%, and a maturity date of May 31, 2012	63,653	—
Warehouse line of credit, with interest at the daily LIBOR plus 1.35% with a LIBOR floor of 0.35%, and no maturity date	56,574	26,881
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.00% to 2.50%, and a maturity date of May 30, 2012	38,145	73,383

Total warehouse lines of credit	713,362	453,835
Revolving credit facility, with interest ranging from 2.43% to 6.35%, maturing through 2015	44,825	17,516
Other	16	16

Total short-term borrowings	758,203	471,367
Add current maturities of long-term debt	67,838	38,086

Total current debt	826,041	509,453

Total long-term debt and short-term borrowings	$3,230,889	$1,899,689

Future annual aggregate maturities of total consolidated debt at December 31, 2011 are as follows (dollars in thousands): 2012—$826,041; 2013—$69,663; 2014—$75,051; 2015—$296,497; 2016—$418,621 and $1,545,016 thereafter.

Since 2001, we have maintained credit facilities with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On November 10, 2010, we entered into a new credit agreement (as amended, the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit facilities. On March 4, 2011, we entered into an amendment to our Credit Agreement to, among other things, increase flexibility to various covenants to accommodate the REIM Acquisitions and to maintain the availability of the $800.0 million incremental facility under the Credit Agreement. On March 4, 2011, we also entered into an incremental

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumption agreement to allow for the establishment of new tranche C and tranche D term loan facilities. On November 10, 2011, we entered into an incremental assumption agreement led jointly by HSBC Bank USA, N.A. and J.P. Morgan Securities LLC to allow for the establishment of a new tranche A-1 term loan facility, which also reduced the $800.0 million incremental facility under the Credit Agreement.

As of December 31, 2011, our Credit Agreement provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015; (3) a £187.0 million (approximately $300.0 million) tranche A-1 term loan facility requiring quarterly principal payments, which began on December 30, 2011 and continue through March 31, 2016, with the balance payable on May 10, 2016; (4) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; (5) a $400.0 million tranche C term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through December 31, 2017, with the balance payable on March 4, 2018; (6) a $400.0 million tranche D term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through June 30, 2019, with the balance payable on September 4, 2019 and (7) an accordion provision which provides the ability to borrow additional funds under an incremental facility. The incremental facility is equivalent to the sum of $800.0 million and the aggregate amount of all repayments of term loans and permanent reductions of revolver commitments under the Credit Agreement. However, at no time may the sum of all outstanding amounts under the Credit Agreement exceed $2.95 billion. On November 10, 2011, we utilized the incremental facility to issue the tranche A-1 term loan facility.

In regards to the tranche C and tranche D term loan facilities, we had up to 180 days from the date we entered into the related incremental assumption agreement to draw on these facilities during which period we were required to pay a fee on the unused portions of each facility. On June 30, 2011, we drew down $400.0 million of the tranche D term loan facility to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. On August 31, 2011, we drew down $400.0 million of the tranche C term loan facility, part of which was used to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011. The remaining borrowings were used to finance the acquisition of ING REIM’s operations in Europe, which closed on October 31, 2011.

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of December 31, 2011 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2011 and 2010, we had $44.8 million and $17.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.3% and 3.5%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2011, letters of credit totaling $17.2 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of December 31, 2011 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75%

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of December 31, 2011 and 2010, we had $306.3 million and $341.3 million, respectively, of tranche A term loan facility principal outstanding and $296.3 million and $299.2 million, respectively, of tranche B term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets. As of December 31, 2011, we also had $285.1 million of tranche A-1 term loan facility principal outstanding and $398.0 million of both tranche C and tranche D term loan facilities principal outstanding, which are included in the accompanying consolidated balance sheets.

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

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the accompanying consolidated balance sheets was $350.0 million at both December 31, 2011 and 2010.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $439.0 million and $437.7 million at December 31, 2011 and 2010, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 15.0x for the year ended December 31, 2011 and our leverage ratio of total debt less available cash to EBITDA was 1.53x as of December 31, 2011.

We had short-term borrowings of $758.2 million and $471.4 million with related average interest rates of 2.9% and 2.8% as of December 31, 2011 and 2010, respectively, which are included in the accompanying consolidated balance sheets.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of December 31, 2011 provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2012. As of December 31, 2011 and 2010, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and as of December 31, 2011 provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2013. As of December 31, 2011 and 2010, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and as of December 31, 2011 provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2012. As of December 31, 2011 and 2010, there were no amounts outstanding under this facility.

Our wholly-owned subsidiary, CBRE Capital Markets, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan), BofA, TD Bank, N.A. (TD Bank), and Kemps Landing Capital Company, LLC (Kemps Landing), for the purpose of funding mortgage loans that will be resold and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. Effective October 12, 2010 through January 10, 2011, the warehouse line of credit was temporarily increased from $210.0 million to $250.0 million. Effective November 22, 2010 through February 1, 2011, the warehouse line of credit was temporarily increased further from $250.0 million to $300.0 million. This agreement has been amended several times and as of December 31, 2011 provides for a $210.0 million senior secured revolving line of credit, bears interest at the daily LIBOR plus 2.50% and has a maturity date of September 28, 2012.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2011 provides for a $125.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of May 30, 2012.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement (ASAP) Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, the maximum outstanding balance under the ASAP Program cannot exceed $150.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily LIBOR rate plus 1.35% with a LIBOR floor of 0.35%.

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. Effective October 13, 2011, the warehouse line of credit was increased from $75.0 million to $100.0 million. The secured revolving line of credit bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of May 31, 2012.

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing providing CBRE Capital Markets with the ability to fund Freddie Mac multi-family loans. Effective September 13, 2011, the maximum outstanding balance allowed under this arrangement was increased from $200.0 million to $300.0 million and on October 4, 2011, was further increased to $500.0 million. The outstanding borrowings bear interest at LIBOR plus 2.75% with a LIBOR floor of 0.25% and the agreement expires on December 19, 2012.

During the year ended December 31, 2011, we had a maximum of $747.2 million of warehouse lines of credit principal outstanding. As of December 31, 2011 and 2010, we had $713.4 million and $453.8 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Non-cash activity totaling $234.6 million, $141.0 million and $102.4 million increased the warehouse lines of credit during the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, we had $720.1 million and $485.4 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2011 and 2010, respectively, and which are also included in the accompanying consolidated balance sheets. Non-cash activity totaling $234.6 million, $141.0 million and $102.4 million increased the warehouse receivables during the years ended December 31, 2011, 2010 and 2009, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any losses in excess of the amounts accrued arising from such lawsuits are remote, but that litigation is inherently uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount in excess of that anticipated by management.

Our leases generally relate to office space that we occupy, have varying terms and expire through 2030. The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2011 (dollars in thousands):

Operating leases
2012	$177,416
2013	154,916
2014	132,399
2015	113,875
2016	102,545
Thereafter	413,815

Total minimum payment required	$1,094,966

Total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $9.2 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Minimum rentals	$209,333	$189,190	$180,378
Less sublease rentals	(187)	(184)	(444)

	$209,146	$189,006	$179,934

We had outstanding letters of credit totaling $16.6 million as of December 31, 2011, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2012.

We had guarantees totaling $43.7 million as of December 31, 2011, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $43.7 million primarily consists of guarantees related to our defined benefit pension plans in the U.K. (in excess of our outstanding pension liability of $60.9 million as of December 31, 2011), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represent guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, as of December 31, 2011, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $3.5 billion at December 31, 2011. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $518.1 million at December 31, 2011. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2011 and 2010, CBRE MCI had $4.6 million and $2.2 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $6.4 million and $4.0 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $180.6 million (including $106.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2011.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of December 31, 2011, we had aggregate commitments of $59.4 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2011, we had committed to fund $14.4 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Employee Benefit Plans

Stock Incentive Plans

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of December 31, 2011, outstanding stock options granted under the 2001 stock incentive plan to acquire 2,001,146 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92. As of December 31, 2009, all options granted under this plan were fully vested and exercisable. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the 2001 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

As of December 31, 2011, 2,791,263 shares were subject to options issued under our 2004 stock incentive plan and 2,087,598 shares remained available for future grants under the 2004 stock incentive plan. Options granted under this plan during the year ended December 31, 2011 have an exercise price of $26.50 and options granted during the years ended December 31, 2010 and 2009 have exercise prices in the ranges of $14.88 to $16.48 and $8.09 to $11.45, respectively, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant. All options that have been granted under the 2004 stock incentive plan have a term of five or seven years from the date of grant.

A summary of the status of our outstanding stock options is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	12,748,593	$9.91
Exercised	(2,665,568)	5.79
Granted (1)	605,066	10.61
Canceled/Forfeited (2)	(2,851,880)	20.66
Expired	(248,293)	15.27

Outstanding at December 31, 2009	7,587,918	$7.04
Exercised	(898,650)	2.67
Granted	29,326	15.68
Forfeited	(32,848)	14.23
Expired	(49,266)	18.55

Outstanding at December 31, 2010	6,636,480	$7.55
Exercised	(1,822,373)	3.92
Granted	16,974	26.50
Forfeited	(18,853)	13.29
Expired	(19,819)	14.50

Outstanding at December 31, 2011	4,792,409	$8.95

Vested and expected to vest at December 31, 2011 (3)	4,743,010	$8.95

Exercisable at December 31, 2011	4,197,076	$8.41

(1)	Includes 103,361 shares granted in connection with the Exchange Offer.
(2)	Includes 2,599,307 shares canceled in connection with the Exchange Offer.
(3)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

We estimate the fair value of our options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total estimated grant date fair value of stock options that vested during the year ended December 31, 2011 was $3.4 million. The weighted average fair value of options granted by us was $13.49, $10.40 and $6.63 for the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Risk-free interest rate	1.65%	2.31%	2.51%
Expected volatility	61.99%	75.37%	75.18%
Expected life	5 years	6 years	6 years

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

Options outstanding at December 31, 2011 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	2,001,146	1.7	$1.92		2,001,146	$1.92
$6.33 – $8.44	146,524	4.5	8.20		86,938	8.25
$11.10 – $16.48	2,541,316	2.8	13.81		2,019,717	14.05
$22.00 – $26.50	64,810	3.4	24.18		50,662	23.53
$27.19 – $37.43	38,613	2.6	30.11		38,613	30.11

	4,792,409	2.4	$8.95	$31,399,089	4,197,076	$8.41	$29,754,586

At December 31, 2011, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $31.4 million and 2.4 years, respectively.

Total compensation expense related to stock options was $3.5 million, $3.7 million and $7.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, total unrecognized estimated compensation cost related to non-vested stock options was approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 1.1 years.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $39.9 million, $14.5 million and $11.4 million, respectively. We recorded cash received from stock option exercises of $7.1 million, $2.4 million and $15.4 million and related tax benefit of $14.9 million, $5.4 million and $1.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

Non-Vested Stock Awards

We have issued non-vested stock awards, including shares and stock units, in our Class A common stock to certain of our employees and members of our board of directors. During the years ended December 31, 2011, 2010 and 2009, we granted non-vested stock awards of 2,803,221 shares, 1,196,720 shares and 6,711,288 shares, respectively, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant. We also granted 644,635, 759,992 and 54,344 of non-vested stock units to certain of our employees during the years ended December 31, 2011, 2010 and 2009, respectively. These non-vested stock units primarily vest in 2015 and 2016. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares /Units	Weighted Average Market Value Per Share
Balance at December 31, 2008	4,638,543	$19.39
Granted (1)	6,765,632	10.98
Vested	(1,077,906)	19.29
Forfeited	(116,824)	19.96

Balance at December 31, 2009	10,209,445	$13.82
Granted	1,956,712	16.87
Vested	(2,557,721)	13.98
Forfeited	(339,528)	14.45

Balance at December 31, 2010	9,268,908	$14.40
Granted	3,447,856	15.95
Vested	(2,541,370)	13.47
Forfeited	(289,187)	14.05

Balance at December 31, 2011	9,886,207	$15.18

(1)	Includes 819,672 shares granted in connection with the Exchange Offer.

Total compensation expense related to non-vested stock awards was $40.8 million, $43.1 million and $30.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $116.4 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $154.4 million, $135.0 million and $60.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

401(k) Plan. Our CBRE 401(k) Plan (401(k) Plan) is a defined contribution savings plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code. Most of our non-union U.S. employees,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other than qualified real estate agents having the status of independent contractors under section 3508 of the Internal Revenue Code, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a Company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Effective January 1, 2007, all participants hired post January 1, 2007 vest in company match contributions 20% per year for each plan year they work 1,000 hours. All participants hired before January 1, 2007 are immediately vested in company match contributions. The Company match was suspended in 2009 and 2010 due to adverse economic conditions. However, we made a partial retroactive match for 2010 401(k) participants who were employed at December 31, 2010, which is included in the $2.7 million expense for the year ended December 31, 2010. As of January 1, 2011, the Company match was reinstated. For 2011, we contributed a 50% match on the first 3% of annual compensation (up to $150,000 of compensation) deferred by each participant. In connection with the 401(k) Plan, we charged to expense $10.9 million, $2.7 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2011, approximately 1.3 million shares of our common stock were held as investments by participants in our 401(k) Plan.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of period	$296,577	$304,912
Interest cost	16,556	16,113
Actuarial loss (gain)	12,115	(5,951)
Benefits paid	(7,697)	(7,465)
Foreign currency translation	(1,386)	(11,032)

Benefit obligation at end of period	$316,165	$296,577

Change in plan assets
Fair value of plan asset at beginning of period	$256,570	$239,967
Actuarial return on plan assets	1,649	29,018
Company contributions	5,332	3,543
Benefits paid	(7,697)	(7,465)
Foreign currency translation	(549)	(8,493)

Fair value of plan assets at end of period	$255,305	$256,570

Funded status	$(60,860)	$(40,007)

Amounts recognized in the statement of financial position consist of:
Non-current liabilities	$(60,860)	$(40,007)

The accumulated benefit obligation for our defined benefit pension plans was $316.2 million and $296.6 million at December 31, 2011 and 2010, respectively.

Items not yet recognized as a component of net periodic pension cost were as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Unamortized actuarial loss	$94,842	$69,116

Accumulated other comprehensive loss	$94,842	$69,116

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2012 is $2.3 million.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost and other amounts recognized in other comprehensive loss (income) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Net Periodic Cost
Interest cost	$16,556	$16,113	$14,285
Expected return on plan assets	(17,238)	(14,975)	(12,422)
Amortization of unrecognized net loss	1,358	2,200	1,042

Net periodic pension cost	$676	$3,338	$2,905

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income)
Net actuarial loss (gain)	$25,726	$(24,753)	$44,435

Total recognized in other comprehensive loss (income)	25,726	(24,753)	44,435

Total recognized in net periodic cost and other comprehensive loss (income)	$26,402	$(21,415)	$47,340

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2011	2010
Discount rate	4.87%	5.47%
Expected return on plan assets	5.93%	6.78%

Weighted average assumptions used to determine our net periodic pension cost were as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate	4.88%	5.48%	5.60%
Expected return on plan assets	6.00%	6.86%	6.95%

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

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2011 is based on 60.2% of the portfolio being invested in equities yielding a 6.9% return and 26.9% of assets being primarily invested in corporate and government debt securities yielding a 4.3% return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension plan weighted average asset allocations by asset category were as follows:

	Target Allocation 2011	Plan Assets at December 31,
Asset Category		2011	2010
Equity securities	26% – 79%	60.2%	67.7%
Debt securities	13% – 45%	26.9%	21.4%
Other	8% – 29%	12.9%	10.9%

Total		100.0%	100.0%

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

The fair value of our pension assets are comprised of the following (dollars in thousands):

		Fair Value Measured and Recorded Using:
As of December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$4,907	$4,907	$—	$—
Equity securities (a)	153,769	5,173	148,596	—
Fixed income securities (a)	68,567	—	68,567	—
Other types of investments (b)	28,062	—	17,261	10,801

Total	$255,305	$10,080	$234,424	$10,801

As of December 31, 2010
Asset Category
Cash	$1,343	$1,343	$—	$—
Equity securities (a)	173,849	—	173,849	—
Fixed income securities (a)	54,789	—	54,789	—
Other types of investments (b)	26,589	—	16,789	9,800

Total	$256,570	$1,343	$245,427	$9,800

(a)	The assets in this category represent investments in foreign equity and bond funds. Generally, these assets are valued using bid-market valuations provided by the funds’ investment managers.
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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

properties in the U.K. The fair values for these investments are based on inputs obtained from broker quotes that are indicative of value and cannot be corroborated by observable market data and therefore are categorized as Level 3 in the fair value hierarchy.

A summary of our pension assets measured and recorded using significant unobservable inputs is as follows (dollars in thousands):

Real Estate Funds
Beginning balance at December 31, 2009	$8,661
Actuarial return on plan assets	1,508
Foreign currency translation	(369)

Ending balance at December 31, 2010	$9,800
Actuarial return on plan assets	1,025
Foreign currency translation	(24)

Ending balance at December 31, 2011	$10,801

We expect to contribute $5.2 million to our pension plans in 2012. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2012	$6,828
2013	7,724
2014	7,598
2015	8,798
2016	9,083
2017-2021	55,307

Total	$95,338

We also have defined contribution plans for employees in the U.K. Our contributions to these plans were approximately $8.7 million, $7.3 million and $8.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

16. Income Taxes

The components of income (loss) from continuing operations before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$252,577	$71,447	$(117,039)
Foreign	176,961	200,610	116,394

	$429,538	$272,057	$(645)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal:
Current	$107,671	$98,396	$(116,382)
Deferred	3,472	(41,616)	107,878

	111,143	56,780	(8,504)
State:
Current	13,763	5,555	759
Deferred	(10,056)	2,719	5,968

	3,707	8,274	6,727
Foreign:
Current	78,256	68,919	26,581
Deferred	(4,003)	(3,605)	2,189

	74,253	65,314	28,770

	$189,103	$130,368	$26,993

The following is a reconciliation stated as a percentage of pre-tax income (loss) of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2011	2010	2009
Federal statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	3	2	(234)
Non-deductible expenses	3	3	(926)
Acquisition costs	3	—	—
Reserves for uncertain tax positions	2	1	964
Credits and exemptions	(1)	(2)	1,051
Non-controlling interests	(1)	6	(3,309)
Foreign rate differential	(1)	(1)	234
Change in valuation allowance	—	2	(1,962)
Other	1	2	(38)

Effective tax rate	44%	48%	(4,185%)

During the years ended December 31, 2011, 2010 and 2009, respectively, we recorded a $15.5 million, $5.6 million and $3.5 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $14.9 million, $5.4 million and $1.6 million was charged directly to additional paid-in capital within the equity section of the accompanying consolidated balance sheets in 2011, 2010 and 2009, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative tax effects of temporary differences are shown below at December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011	2010
Asset (Liability)
Property and equipment	$(15,808)	$3,845
Bad debt and other reserves	62,852	49,500
Capitalized costs and intangibles	(278,152)	(132,877)
Bonus	170,681	120,297
Investments	7,983	4,071
NOL and state tax credits	52,382	52,456
Unconsolidated affiliates	43,499	56,309
Pension obligation	18,992	13,578
All other	(4,827)	(3,446)

Net deferred tax assets before valuation allowance	57,602	163,733
Valuation allowance	(37,632)	(41,109)

Net deferred tax assets	$19,970	$122,624

As of December 31, 2011, we had U.S. federal net operating losses (NOLs) of approximately $10.1 million, translating to a deferred tax asset before valuation allowance of $3.5 million, which will begin to expire in 2023. As of December 31, 2011, there were also deferred tax assets of approximately $14.3 million related to state NOLs as well as $32.8 million related to foreign NOLs. The state and foreign NOLs both begin to expire in 2012. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

Management determined that as of December 31, 2011, $37.6 million of deferred tax assets do not satisfy the recognition criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2011, our valuation allowances decreased by approximately $3.5 million. This was primarily the result of decreases of $10.1 million related to the reversal of state valuation allowances on net operating losses and other state assets, $2.5 million related to the utilization of foreign net operating losses and $1.9 million related to foreign net operating loss adjustments. These decreases were partially offset by the establishment of valuation allowances of $8.4 million related to foreign net operating losses and other foreign assets and $2.6 million related to federal net operating losses and other federal assets. Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of the deferred tax assets recorded net of these valuation allowances.

Presently, we have not recorded a deferred tax liability for undistributed earnings of subsidiaries located outside of the U.S. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time, we do not have any plans to repatriate income from our foreign subsidiaries, however, to the extent that we are able to repatriate such earnings in a tax free manner, or in the event of a change in our capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. In addition, if such funds became needed for funding our U.S. operations, then we may be required to accrue and pay U.S. taxes to repatriate these funds. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested, aggregated approximately $1.1 billion at December 31, 2011. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $210.3 million at December 31, 2011. The determination of the tax liability upon repatriation is not practicable.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of gross unrecognized tax benefits was approximately $91.7 million and $77.2 million as of December 31, 2011 and 2010, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $43.0 million ($41.8 million, net of federal benefit received from state positions) and $39.1 million ($37.9 million, net of federal benefit received from state positions) as of December 31, 2011 and 2010, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance, unrecognized tax benefits	$(77,177)	$(69,187)
Gross increases—tax positions in prior period	(9,798)	(5,169)
Gross decreases—tax positions in prior period	184	371
Gross increases—current-period tax positions	(5,616)	(5,094)
Decreases relating to settlements	721	1,274
Reductions as a result of lapse of statute of limitations	154	—
Foreign exchange movement	(178)	628

Ending balance, unrecognized tax benefits	$(91,710)	$(77,177)

We currently anticipate a decrease of $12.4 million to unrecognized tax benefits during the next 12 months due to the anticipated settlement of ongoing audits.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2011, 2010 and 2009, we accrued an additional $3.4 million, $2.9 million and $2.8 million, respectively, in interest associated with uncertain tax positions. As of December 31, 2011 and 2010, we have recognized a liability for interest and penalties of $27.1 million ($21.8 million, net of related federal benefit received from interest expense) and $23.7 million ($19.5 million, net of related federal benefit received from interest expense), respectively.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and multiple state, local and foreign jurisdictions. We are no longer subject to U.S. federal Internal Revenue Service audits for years prior to 2005. With limited exception, our significant state and foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 2005.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

18. Earnings Per Share Information

The following is a calculation of earnings per share (dollars in thousands, except share data):

	Year Ended December 31,
	2011	2010	2009
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$239,162	$200,345	$33,341
Weighted average shares outstanding for basic income per share	318,454,191	313,873,439	277,361,783

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.75	$0.64	$0.12

Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$239,162	$200,345	$33,341
Weighted average shares outstanding for basic income per share	318,454,191	313,873,439	277,361,783
Dilutive effect of contingently issuable shares	3,160,702	2,530,103	331,252
Dilutive effect of stock options	2,108,862	2,613,345	2,302,046

Weighted average shares outstanding for diluted income per share	323,723,755	319,016,887	279,995,081

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.74	$0.63	$0.12

For the years ended December 31, 2011, 2010 and 2009, options to purchase 55,587, 115,775 and 3,037,573 shares, respectively, of common stock and 11,880, 112,865 and 1,919,083, respectively, of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

19. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.8 billion and $1.5 billion at December 31, 2011 and 2010, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. We did not report any discontinued operations for the year ended December 31, 2009. Real estate operations and dispositions accounted for as discontinued operations for the years ended December 31, 2011 and 2010 were reported in our Global Investment Management and Development Services segments and totaled the following (dollars in thousands):

	Year Ended December 31,
	2011	2010
Revenue	$6,737	$3,862
Costs and expenses:
Operating, administrative and other	5,264	5,004
Depreciation and amortization	1,211	581

Total costs and expenses	6,475	5,585
Gain on disposition of real estate	56,888	22,952

Operating income	57,150	21,229
Interest income	—	1
Interest expense	3,248	1,555

Income from discontinued operations, before provision for income taxes	53,902	19,675
Provision for income taxes	4,012	5,355

Income from discontinued operations, net of income taxes	49,890	14,320
Less: Income from discontinued operations attributable to non-controlling interests	44,245	5,441

Income from discontinued operations attributable to CBRE Group, Inc.	$5,645	$8,879

21. Segments

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada and key markets in Latin America. The primary services offered consist of the following: real estate services, mortgage loan origination and servicing, valuation services, asset services and corporate services.

Our EMEA and Asia Pacific segments provide services similar to the Americas business segment. The EMEA segment has operations primarily in Europe, while the Asia Pacific segment has operations primarily in Asia, Australia and New Zealand.

Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through direct and indirect investments in real estate in North America, Europe and Asia.

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue
Americas	$3,673,681	$3,217,543	$2,594,127
EMEA	1,076,568	936,581	818,136
Asia Pacific	788,754	669,897	524,308
Global Investment Management	290,065	215,631	141,445
Development Services	76,343	75,664	87,804

	$5,905,411	$5,115,316	$4,165,820

Depreciation and amortization
Americas	$62,238	$60,663	$56,883
EMEA	10,945	9,519	11,158
Asia Pacific	9,654	8,419	8,726
Global Investment Management	21,271	13,968	4,901
Development Services	11,611	15,812	17,805

	$115,719	$108,381	$99,473

Equity income (loss) from unconsolidated subsidiaries
Americas	$15,162	$11,708	$8,305
EMEA	778	848	838
Asia Pacific	5	(3)	(231)
Global Investment Management	(1,044)	(8,039)	(27,548)
Development Services	89,875	22,047	(15,459)

	$104,776	$26,561	$(34,095)

EBITDA
Americas	$462,167	$389,991	$248,238
EMEA	87,527	89,407	66,545
Asia Pacific	82,226	70,857	53,900
Global Investment Management	(14,772)	48,556	4,112
Development Services	76,113	48,656	(716)

	$693,261	$647,467	$372,079

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Americas
Net income attributable to CBRE Group, Inc.	$182,107	$105,452	$4,121
Add:
Depreciation and amortization	62,238	60,663	56,883
Interest expense	118,916	160,685	157,619
Write-off of financing costs	—	18,148	29,255
Royalty and management service income	(29,729)	(24,363)	(19,280)
Provision for income taxes	136,803	73,944	23,705
Less:
Interest income	8,168	4,538	4,065

EBITDA	$462,167	$389,991	$248,238

EMEA
Net income attributable to CBRE Group, Inc.	$37,155	$53,314	$33,341
Add:
Depreciation and amortization	10,945	9,519	11,158
Interest expense	1,633	263	1,172
Royalty and management service expense	14,142	12,390	13,401
Provision for income taxes	27,253	27,080	7,861
Less:
Interest income	3,601	13,159	388

EBITDA	$87,527	$89,407	$66,545

Asia Pacific
Net income attributable to CBRE Group, Inc.	$32,815	$30,189	$29,131
Add:
Depreciation and amortization	9,654	8,419	8,726
Interest expense	3,535	2,119	2,979
Royalty and management service expense	14,666	11,179	4,969
Provision for income taxes	22,637	21,158	8,625
Less:
Interest income	1,081	2,207	530

EBITDA	$82,226	$70,857	$53,900

Global Investment Management
Net (loss) income attributable to CBRE Group, Inc.	$(44,938)	$9,062	$(7,518)
Add:
Depreciation and amortization (1)	22,424	13,968	4,901
Interest expense (2)	20,892	22,247	4,289
Royalty and management service expense	921	794	910
(Benefit of) provision for income taxes	(13,404)	2,731	2,031
Less:
Interest income	667	246	501

EBITDA (3)	$(14,772)	$48,556	$4,112

Development Services
Net income (loss) attributable to CBRE Group, Inc.	$32,023	$2,328	$(25,734)
Add:
Depreciation and amortization (4)	11,669	16,393	17,805
Interest expense (5)	12,784	19,224	23,087
Provision for (benefit of) income taxes (6)	19,826	10,810	(15,229)
Less:
Interest income	189	99	645

EBITDA (7)	$76,113	$48,656	$(716)

(1)	Includes depreciation and amortization related to discontinued operations of $1.2 million for the year ended December 31, 2011.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes interest expense related to discontinued operations of $2.8 million for the year ended December 31, 2011.
(3)	Includes EBITDA related to discontinued operations of $4.0 million for the year ended December 31, 2011.
(4)	Includes depreciation and amortization related to discontinued operations of $0.1 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively.
(5)	Includes interest expense related to discontinued operations of $0.4 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.
(6)	Includes provision for income taxes related to discontinued operations of $4.0 million and $5.4 million for the years ended December 31, 2011 and 2010, respectively.
(7)	Includes EBITDA related to discontinued operations of $10.1 million and $16.4 million for the years ended December 31, 2011 and 2010, respectively.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Capital expenditures
Americas	$112,340	$49,382	$17,868
EMEA	22,273	7,366	3,825
Asia Pacific	9,232	8,240	2,805
Global Investment Management	4,017	3,295	3,502
Development Services	118	181	200

	$147,980	$68,464	$28,200

	December 31,
	2011	2010
	(Dollars in thousands)
Identifiable assets
Americas	$2,751,170	$2,337,183
EMEA	836,290	749,159
Asia Pacific	442,934	372,068
Global Investment Management	1,663,769	500,023
Development Services	470,949	560,030
Corporate	1,054,031	603,105

	$7,219,143	$5,121,568

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents available for general corporate use and net deferred tax assets.

	December 31,
	2011	2010
	(Dollars in thousands)
Investments in unconsolidated subsidiaries
Americas	$21,890	$19,221
EMEA	907	998
Asia Pacific	—	13
Global Investment Management	95,135	81,601
Development Services	48,900	37,140

	$166,832	$138,973

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Revenue
U.S.	$3,492,118	$3,084,293	$2,533,371
U.K.	484,272	444,721	392,319
All other countries	1,929,021	1,586,302	1,240,130

	$5,905,411	$5,115,316	$4,165,820

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2011	2010
	(Dollars in thousands)
Long-lived assets
U.S.	$203,982	$119,113
U.K.	29,290	18,391
All other countries	62,216	50,893

	$295,488	$188,397

The long-lived assets shown in the table above are comprised of net property and equipment.

22. Related Party Transactions

Included in prepaid expenses, other current assets and other long-term assets, net in the accompanying consolidated balance sheets are loans to related parties, primarily employees, of $52.3 million and $48.6 million as of December 31, 2011 and 2010, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 5.1% per annum and mature on various dates through 2019.

Bob Sulentic, an executive officer, committed to invest a minimum of $0.8 million in Trammell Crow Company Acquisitions I, L.P. and Trammell Crow Company Acquisitions II, L.P. (through pooled co-investment vehicles organized for the investment of certain employees). As of December 31, 2011, Mr. Sulentic had funded the full amount of his commitment in these investments. These funds are closed-end real estate investment funds managed and sponsored by our subsidiary, Trammell Crow Company. These investments have been approved by our board of directors, including all of the disinterested members.

23. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2011 and 2010; condensed consolidating statements of operations for the years ended December 31, 2011, 2010 and 2009; and condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of (a) CBRE Group, Inc. as the parent, (b) CBRE Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$298,370	$375,176	$419,631	$—	$1,093,182
Restricted cash	—	4,845	21,827	40,466	—	67,138
Receivables, net	—	—	405,902	729,469	—	1,135,371
Warehouse receivables (a)	—	—	720,061	—	—	720,061
Income taxes receivable	15,526	6,879	—	3,669	(26,074)	—
Trading securities	—	—	83	151,401	—	151,484
Prepaid expenses	—	—	46,040	65,839	—	111,879
Deferred tax assets, net	—	—	143,065	25,874	—	168,939
Real estate under development	—	—	—	30,617	—	30,617
Real estate and other assets held for sale	—	—	—	26,201	—	26,201
Available for sale securities	—	—	2,790	—	—	2,790
Other current assets	—	—	26,468	15,917	—	42,385

Total Current Assets	15,531	310,094	1,741,412	1,509,084	(26,074)	3,550,047
Property and equipment, net	—	—	202,674	92,814	—	295,488
Goodwill	—	—	1,004,875	823,532	—	1,828,407
Other intangible assets, net	—	—	510,219	284,106	—	794,325
Investments in unconsolidated subsidiaries	—	—	105,664	61,168	—	166,832
Investments in consolidated subsidiaries	1,432,638	1,832,044	1,211,409	—	(4,476,091)	—
Intercompany loan receivable	—	1,490,897	700,000	34,378	(2,225,275)	—
Real estate under development	—	—	693	3,259	—	3,952
Real estate held for investment	—	—	4,007	399,691	—	403,698
Available for sale securities	—	—	34,605	—	—	34,605
Other assets, net	—	49,389	48,603	43,797	—	141,789

Total Assets	$1,448,169	$3,682,424	$5,564,161	$3,251,829	$(6,727,440)	$7,219,143

Current Liabilities:
Accounts payable and accrued expenses	$—	$11,674	$151,260	$411,202	$—	$574,136
Compensation and employee benefits payable	—	626	208,692	189,370	—	398,688
Accrued bonus and profit sharing	—	—	308,748	235,880	—	544,628
Securities sold, not yet purchased	—	—	—	98,810	—	98,810
Income taxes payable	—	—	54,442	—	(26,074)	28,368
Short-term borrowings:
Warehouse lines of credit (a)	—	—	713,362	—	—	713,362
Revolving credit facility	—	10,098	—	34,727	—	44,825
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,098	713,378	34,727	—	758,203
Current maturities of long-term debt	—	46,000	—	21,838	—	67,838
Notes payable on real estate	—	—	—	146,120	—	146,120
Liabilities related to real estate and other assets held for sale	—	—	—	21,482	—	21,482
Other current liabilities	—	—	39,885	2,490	—	42,375

Total Current Liabilities	—	68,398	1,476,405	1,161,919	(26,074)	2,680,648
Long-Term Debt:
Senior secured term loans	—	1,352,500	—	263,273	—	1,615,773
11.625% senior subordinated notes, net	—	439,016	—	—	—	439,016
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	59	—	59
Intercompany loan payable	296,688	—	1,928,587	—	(2,225,275)	—

Total Long-Term Debt	296,688	2,141,516	1,928,587	263,332	(2,225,275)	2,404,848
Notes payable on real estate	—	—	—	206,339	—	206,339
Deferred tax liabilities, net	—	—	135,500	13,469	—	148,969
Non-current tax liabilities	—	—	77,595	2,332	—	79,927
Pension liability	—	—	—	60,860	—	60,860
Other liabilities	—	39,872	114,030	66,487	—	220,389

Total Liabilities	296,688	2,249,786	3,732,117	1,774,738	(2,251,349)	5,801,980
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,151,481	1,432,638	1,832,044	1,211,409	(4,476,091)	1,151,481
Non-controlling interests	—	—	—	265,682	—	265,682

Total Equity	1,151,481	1,432,638	1,832,044	1,477,091	(4,476,091)	1,417,163

Total Liabilities and Equity	$1,448,169	$3,682,424	$5,564,161	$3,251,829	$(6,727,440)	$7,219,143

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Kemps Landing, JP Morgan, TD Bank, Fannie Mae ASAP Program and BofA lines of credit are pledged to Kemps Landing, JP Morgan, TD Bank, Fannie Mae and BofA, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$4	$223,845	$96,862	$185,863	$—	$506,574
Restricted cash	—	4,830	16,086	31,341	—	52,257
Receivables, net	—	—	364,634	575,533	—	940,167
Warehouse receivables (a)	—	—	485,433	—	—	485,433
Income taxes receivable	16,581	28,957	—	3,915	(49,453)	—
Prepaid expenses	—	—	40,653	56,298	—	96,951
Deferred tax assets, net	—	—	92,205	20,099	—	112,304
Real estate and other assets held for sale	—	—	558	15,737	—	16,295
Available for sale securities	—	—	3,018	—	—	3,018
Other current assets	—	—	28,383	19,488	—	47,871

Total Current Assets	16,585	257,632	1,127,832	908,274	(49,453)	2,260,870
Property and equipment, net	—	—	118,425	69,972	—	188,397
Goodwill	—	—	803,075	520,726	—	1,323,801
Other intangible assets, net	—	—	304,639	28,216	—	332,855
Investments in unconsolidated subsidiaries	—	—	82,593	56,380	—	138,973
Investments in consolidated subsidiaries	1,132,091	856,753	1,042,686	—	(3,031,530)	—
Intercompany loan receivable	—	1,434,571	635,000	177,302	(2,246,873)	—
Deferred tax assets, net	—	—	—	40,185	(29,865)	10,320
Real estate under development	—	—	—	112,819	—	112,819
Real estate held for investment	—	—	4,214	622,181	—	626,395
Available for sale securities	—	—	31,936	—	—	31,936
Other assets, net	—	31,274	22,985	40,943	—	95,202

Total Assets	$1,148,676	$2,580,230	$4,173,385	$2,576,998	$(5,357,721)	$5,121,568

Current Liabilities:
Accounts payable and accrued expenses	$—	$9,211	$138,613	$297,513	$—	$445,337
Compensation and employee benefits payable	—	626	204,034	141,879	—	346,539
Accrued bonus and profit sharing	—	—	235,694	219,829	—	455,523
Income taxes payable	—	—	67,851	—	(49,453)	18,398
Short-term borrowings:
Warehouse lines of credit (a)	—	—	453,835	—	—	453,835
Revolving credit facility	—	10,120	—	7,396	—	17,516
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,120	453,851	7,396	—	471,367
Current maturities of long-term debt	—	38,000	—	86	—	38,086
Notes payable on real estate	—	—	—	154,213	—	154,213
Liabilities related to real estate and other assets held for sale	—	—	86	12,066	—	12,152
Other current liabilities	—	—	12,621	2,532	—	15,153

Total Current Liabilities	—	57,957	1,112,750	835,514	(49,453)	1,956,768
Long-Term Debt:
Senior secured term loans	—	602,500	—	—	—	602,500
11.625% senior subordinated notes, net	—	437,682	—	—	—	437,682
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	54	—	54
Intercompany loan payable	240,461	—	2,006,412	—	(2,246,873)	—

Total Long-Term Debt	240,461	1,390,182	2,006,412	54	(2,246,873)	1,390,236
Notes payable on real estate	—	—	—	461,665	—	461,665
Deferred tax liabilities, net	—	—	29,865	—	(29,865)	—
Non-current tax liabilities	—	—	78,306	—	—	78,306
Pension liability	—	—	—	40,007	—	40,007
Other liabilities	—	—	89,299	39,492	—	128,791

Total Liabilities	240,461	1,448,139	3,316,632	1,376,732	(2,326,191)	4,055,773
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	908,215	1,132,091	856,753	1,042,686	(3,031,530)	908,215
Non-controlling interests	—	—	—	157,580	—	157,580

Total Equity	908,215	1,132,091	856,753	1,200,266	(3,031,530)	1,065,795

Total Liabilities and Equity	$1,148,676	$2,580,230	$4,173,385	$2,576,998	$(5,357,721)	$5,121,568

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Kemps Landing, JP Morgan, BofA and Fannie Mae ASAP lines of credit are pledged to Kemps Landing, JP Morgan, BofA and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$3,419,396	$2,486,015	$—	$5,905,411
Costs and expenses:
Cost of services	—	—	2,064,160	1,392,970	—	3,457,130
Operating, administrative and other	41,708	5,331	985,402	850,225	—	1,882,666
Depreciation and amortization	—	—	66,960	48,759	—	115,719

Total costs and expenses	41,708	5,331	3,116,522	2,291,954	—	5,455,515
Gain on disposition of real estate	—	—	3,380	9,586	—	12,966

Operating (loss) income	(41,708)	(5,331)	306,254	203,647	—	462,862
Equity income from unconsolidated subsidiaries	—	—	101,625	3,151	—	104,776
Other income	—	—	986	1,720	—	2,706
Interest income	—	105,502	2,990	6,319	(105,368)	9,443
Interest expense	—	118,650	105,857	31,110	(105,368)	150,249
Royalty and management service (income) expense	—	—	(35,890)	35,890	—	—
Income from consolidated subsidiaries	265,344	276,944	74,114	—	(616,402)	—

Income from continuing operations before (benefit of) provision for income taxes	223,636	258,465	416,002	147,837	(616,402)	429,538
(Benefit of) provision for income taxes	(15,526)	(6,879)	139,058	72,450	—	189,103

Income from continuing operations	239,162	265,344	276,944	75,387	(616,402)	240,435
Income from discontinued operations, net of income taxes	—	—	—	49,890	—	49,890

Net income	239,162	265,344	276,944	125,277	(616,402)	290,325
Less: Net income attributable to non-controlling interests	—	—	—	51,163	—	51,163

Net income attributable to CBRE Group, Inc.	$239,162	$265,344	$276,944	$74,114	$(616,402)	$239,162

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,995,186	$2,120,130	$—	$5,115,316
Costs and expenses:
Cost of services	—	—	1,798,753	1,161,417	—	2,960,170
Operating, administrative and other	44,826	4,462	829,027	729,367	—	1,607,682
Depreciation and amortization	—	—	58,744	49,637	—	108,381

Total costs and expenses	44,826	4,462	2,686,524	1,940,421	—	4,676,233
Gain on disposition of real estate	—	—	3,381	3,915	—	7,296

Operating (loss) income	(44,826)	(4,462)	312,043	183,624	—	446,379
Equity income (loss) from unconsolidated subsidiaries	—	—	29,453	(2,892)	—	26,561
Interest income	—	92,935	2,243	17,052	(103,814)	8,416
Interest expense	—	148,610	105,490	40,865	(103,814)	191,151
Write-off of financing costs	—	18,148	—	—	—	18,148
Royalty and management service (income) expense	—	—	(28,485)	28,485	—	—
Income from consolidated subsidiaries	228,590	277,918	124,349	—	(630,857)	—

Income from continuing operations before (benefit of) provision for income taxes	183,764	199,633	391,083	128,434	(630,857)	272,057
(Benefit of) provision for income taxes	(16,581)	(28,957)	113,165	62,741	—	130,368

Income from continuing operations	200,345	228,590	277,918	65,693	(630,857)	141,689
Income from discontinued operations, net of income taxes	—	—	—	14,320	—	14,320

Net income	200,345	228,590	277,918	80,013	(630,857)	156,009
Less: Net loss attributable to non-controlling interests	—	—	—	(44,336)	—	(44,336)

Net income attributable to CBRE Group, Inc.	$200,345	$228,590	$277,918	$124,349	$(630,857)	$200,345

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,472,685	$1,693,135	$—	$4,165,820
Costs and expenses:
Cost of services	—	—	1,519,705	928,180	—	2,447,885
Operating, administrative and other	35,437	6,938	714,558	626,646	—	1,383,579
Depreciation and amortization	—	—	54,806	44,667	—	99,473

Total costs and expenses	35,437	6,938	2,289,069	1,599,493	—	3,930,937
Gain on disposition of real estate	—	—	—	6,959	—	6,959

Operating (loss) income	(35,437)	(6,938)	183,616	100,601	—	241,842
Equity loss from unconsolidated subsidiaries	—	—	(21,249)	(12,846)	—	(34,095)
Other income	—	3,880	—	—	—	3,880
Interest income	—	48	4,665	3,067	(1,651)	6,129
Interest expense	—	158,964	1,041	30,792	(1,651)	189,146
Write-off of financing costs	—	29,255	—	—	—	29,255
Royalty and management service (income) expense	—	—	(22,340)	22,340	—	—
Income from consolidated subsidiaries	54,717	170,756	71,876	—	(297,349)	—

Income (loss) before (benefit of) provision for income taxes	19,280	(20,473)	260,207	37,690	(297,349)	(645)
(Benefit of) provision for income taxes	(14,061)	(75,190)	89,451	26,793	—	26,993

Net income	33,341	54,717	170,756	10,897	(297,349)	(27,638)
Less: Net loss attributable to non-controlling interests	—	—	—	(60,979)	—	(60,979)

Net income attributable to CBRE Group, Inc.	$33,341	$54,717	$170,756	$71,876	$(297,349)	$33,341

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$19,200	$20,628	$126,752	$194,639	$361,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(111,247)	(36,733)	(147,980)
Acquisition of Clarion Real Estate Securities and substantially all of the ING Group N.V. operations in Europe and Asia (collectively the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(215,910)	(364,985)	(580,895)
Acquisition of businesses (other than the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(2,290)	(47,500)	(49,790)
Contributions to unconsolidated subsidiaries	—	—	(29,912)	(21,551)	(51,463)
Distributions from unconsolidated subsidiaries	—	—	92,611	16,936	109,547
Net proceeds from disposition of real estate held for investment	—	—	—	231,678	231,678
Additions to real estate held for investment	—	—	—	(15,473)	(15,473)
Proceeds from the sale of servicing rights and other assets	—	—	26,886	149	27,035
Increase in restricted cash	—	(15)	(1,213)	(468)	(1,696)
Other investing activities, net	—	—	(1,218)	—	(1,218)

Net cash used in investing activities	—	(15)	(242,293)	(237,947)	(480,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	800,000	—	300,739	1,100,739
Repayment of senior secured term loans	—	(42,000)	—	(5,503)	(47,503)
Proceeds from revolving credit facility	—	967,000	—	65,624	1,032,624
Repayment of revolving credit facility	—	(967,000)	—	(38,132)	(1,005,132)
Proceeds from notes payable on real estate held for investment	—	—	—	10,300	10,300
Repayment of notes payable on real estate held for investment	—	—	—	(186,636)	(186,636)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	8,454	8,454
Repayment of notes payable on real estate held for sale and under development	—	—	—	(79,271)	(79,271)
Proceeds from exercise of stock options	7,136	—	—	—	7,136
Incremental tax benefit from stock options exercised	14,936	—	—	—	14,936
Non-controlling interests contributions	—	—	—	10,231	10,231
Non-controlling interests distributions	—	—	—	(129,686)	(129,686)
Payment of financing costs	—	(23,652)	—	(1,086)	(24,738)
(Increase) decrease in intercompany receivables, net	(41,271)	(680,436)	393,855	327,852	—
Other financing activities, net	—	—	—	(129)	(129)

Net cash (used in) provided by financing activities	(19,199)	53,912	393,855	282,757	711,325
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(5,681)	(5,681)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1	74,525	278,314	233,768	586,608
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	223,845	96,862	185,863	506,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$298,370	$375,176	$419,631	$1,093,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$109,520	$24	$28,491	$138,035

Income tax payments, net	$—	$—	$102,754	$87,163	$189,917

CBRE GROUP, INC.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$13,633	$(131,264)	$263,164	$68,112	$213,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(18,181)	(10,019)	(28,200)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(5,762)	(24,908)	(30,670)
Contributions to unconsolidated subsidiaries	—	—	(9,475)	(37,927)	(47,402)
Distributions from unconsolidated subsidiaries	—	—	8,208	1,024	9,232
Net proceeds from disposition of real estate held for investment	—	—	—	3,408	3,408
Additions to real estate held for investment	—	—	—	(26,656)	(26,656)
Proceeds from the sale of servicing rights and other assets	—	—	11,901	382	12,283
Increase in restricted cash	—	—	(2,474)	(8,069)	(10,543)
Other investing activities, net	—	—	(814)	—	(814)

Net cash used in investing activities	—	—	(16,597)	(102,765)	(119,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(432,000)	—	—	(432,000)
Proceeds from revolving credit facility	—	793,049	—	7,879	800,928
Repayment of revolving credit facility	—	(741,646)	—	(31,075)	(772,721)
Proceeds from 11.625% senior subordinated notes, net	—	435,928	—	—	435,928
Proceeds from notes payable on real estate held for investment	—	—	—	16,690	16,690
Repayment of notes payable on real estate held for investment	—	—	—	(7,185)	(7,185)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	63,040	63,040
Repayment of notes payable on real estate held for sale and under development	—	—	—	(46,642)	(46,642)
Repayment of short-term borrowings and other loans, net	—	—	(1,703)	(2,607)	(4,310)
Proceeds from issuance of common stock, net	440,173	—	—	—	440,173
Proceeds from exercise of stock options	15,443	—	—	—	15,443
Incremental tax benefit from stock options exercised	1,586	—	—	—	1,586
Non-controlling interests contributions	—	—	—	21,348	21,348
Non-controlling interests distributions	—	—	—	(13,496)	(13,496)
Payment of financing costs	—	(38,269)	—	(1,133)	(39,402)
(Increase) decrease in intercompany receivables, net	(469,700)	349,585	28,920	91,195	—
Other financing activities, net	(1,135)	—	—	(1,477)	(2,612)

Net cash (used in) provided by financing activities	(13,633)	366,647	27,217	96,537	476,768
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	11,683	11,683

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	235,383	273,784	73,567	582,734
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	7,203	9,467	142,149	158,823

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$242,586	$283,251	$215,716	$741,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$149,565	$98	$18,914	$168,577

Income tax (refunds) payments, net	$(2,126)	$(9,221)	$(60,967)	$23,959	$(48,355)

CBRE GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in thousands, except share data)
Revenue	$1,763,625	$1,534,463	$1,422,218	$1,185,105
Operating income	$116,556	$143,005	$130,182	$73,119
Net income attributable to CBRE Group, Inc.	$79,763	$63,807	$61,223	$34,369
Basic EPS (1)	$0.25	$0.20	$0.19	$0.11
Weighted average shares outstanding for basic EPS (1)	320,638,316	318,867,447	317,698,275	316,563,392
Diluted EPS (1)	$0.25	$0.20	$0.19	$0.11
Weighted average shares outstanding for diluted EPS (1)	324,117,111	323,714,703	324,093,042	322,920,829

	Three Months Ended December 31, 2010	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010
	(Dollars in thousands, except share data)
Revenue	$1,651,296	$1,266,218	$1,171,919	$1,025,883
Operating income	$172,933	$130,579	$97,179	$45,688
Net income (loss) attributable to CBRE Group, Inc.	$95,144	$57,038	$54,790	$(6,627)
Basic EPS (1)	$0.30	$0.18	$0.17	$(0.02)
Weighted average shares outstanding for basic EPS (1)	315,879,460	313,791,661	312,910,934	312,879,640
Diluted EPS (1)	$0.30	$0.18	$0.17	$(0.02)
Weighted average shares outstanding for diluted EPS (1)	321,208,613	319,353,359	318,425,227	312,879,640

(1)	EPS is defined as earnings (loss) per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. We acquired certain real estate investment management businesses from ING Group N.V. during 2011 (“Acquired Business”) as defined in Note 3 to the consolidated financial statements, and we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, the Acquired Business’s internal control over financial reporting associated with total assets of $1.4 billion and total revenues of $84.6 million included in our consolidated financial statements as of and for the year ended December 31, 2011. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Information About the Board”, “Corporate Governance”, “Executive Officers” and “Stock Ownership” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information contained under the headings “Information About the Board”, “Corporate Governance” and “Executive Compensation” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2011. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2) (c)
Equity compensation plans approved by security holders (1)	7,349,238	$5.84	2,087,598	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	7,349,238	$5.84	2,087,598

(1)	Consists of stock options and restricted stock units in our Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) and our 2001 Stock Incentive Plan (no further awards may be issued under our 2001 Stock Incentive Plan, which was terminated in June 2004 in connection with the adoption of the 2004 Stock Incentive Plan). Includes 2,556,829 restricted stock units, the majority of which vest in 2015 and 2016 and are exercisable for no consideration. Excluding these restricted stock units, the weighted average exercise price of outstanding options, warrants and rights increases to $8.95.

(2)	Under the 2004 Stock Incentive Plan, we may issue stock awards, including but not limited to restricted stock bonuses and restricted stock units, as those terms are defined in the 2004 Stock Incentive Plan. For awards granted prior to June 2, 2008 under this plan, each stock award other than a stock option or stock appreciation right, reduced the number of shares reserved for issuance under the 2004 Stock Incentive Plan by 2.25. For awards granted on or after June 2, 2008 under this plan, this share reserve is reduced by one share upon grant of each award.

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Corporate Governance”, “Executive Compensation”, “Related Party and Other Transactions Involving Our Officers and Directors” and “Review and Approval of Transactions with Interested Persons” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Corporate Governance—Principal Accountant Fees and Services” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 63.

2.	Financial Statement Schedules

See Schedule II on page 148.

See Schedule III beginning on page 149.

3.	Exhibits

See Exhibit Index beginning on page 154 hereof.

CBRE GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2008	$56,303
Charges to expense	9,226
Write-offs, payments and other	(24,132)

Balance, December 31, 2009	$41,397
Charges to expense	4,661
Write-offs, payments and other	(12,786)

Balance, December 31, 2010	$33,272
Charges to expense	9,754
Write-offs, payments and other	(9,111)

Balance, December 31, 2011	$33,915

See accompanying report of independent registered public accounting firm.

CBRE Group, Inc.

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2011					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total, (A), (B), (C)	Accumulated Depreciation (A), (D)
REAL ESTATE UNDER DEVELOPMENT (CURRENT)
Land
301 Ocean, Santa Monica, CA	10,800	50,396	—	—	(19,779)	30,617	—	—	30,617	—	—	N/A	2007
REAL ESTATE HELD FOR SALE
Land
ADC II, Oklahoma City, OK	529	558	—	—	309	867	—	—	867	—	—	N/A	2006
Greenhill, Tulsa, OK	389	144	—	—	251	395	—	—	395	—	—	N/A	2006
Retail
Centre Point Commons, Bradenton, FL	19,535	7,484	13,223	—	(136)	7,707	12,864	—	20,571	—	—	2007	2006
REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Land
105 Commerce, Hazel Township, PA	—	610	—	—	82	692	—	—	692	—	—	N/A	2011
Mixed Use (Multi-family/Retail)
Union at Carrollton Square, Carrollton, TX	—	—	—	—	1,503	12	1,491	—	1,503	—	—	N/A	2011
Office
Eugene BTS, Eugene, OR	942	—	—	—	1,757	2	1,755	—	1,757	—	—	N/A	2011
REAL ESTATE HELD FOR INVESTMENT
Hotel
Oceanside Inn, Jekyll Island, GA	—	—	—	3,877	(1,918)	11	—	1,948	1,959	—	—	1958	2009
Industrial
Bellbrook Industrial, Memphis, TN	14,523	9,642	1,627	3,657	5,052	9,716	10,235	27	19,978	(1,559)	39	1975	2007
Brampton, Brampton, ON	—	2,473	—	—	1,058	3,444	87	—	3,531	(6)	39	2006	2006
Hobby, Oklahoma City, OK	6,322	1,339	6,591	—	1,569	1,420	8,079	—	9,499	(1,079)	39	1975	2008
MROTC, Oklahoma City, OK	9,656	3,223	3,347	—	3,849	4,274	5,706	439	10,419	(3,033)	39	2006	2006
MROTC Steel Hangers, Oklahoma City, OK	12,495	—	2,470	740	10,273	—	13,483	—	13,483	(3,071)	39	2008	2006

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2011					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total, (A), (B), (C)	Accumulated Depreciation (A), (D)
615 N. 48th Street, Phoenix, AZ	54,518	14,550	62,123	518	528	14,550	62,409	760	77,719	(7,434)	39	2005	2008
Land
150 Beachview, Jekyll Island, GA	—	—	—	2,900	(498)	80	—	2,322	2,402	—	—	N/A	2009
Arrowood, Charlotte, NC	—	321	—	—	(321)	—	—	—	—	—	—	N/A	2006
Ballpark Way, Houston, TX	5,380	8,218	—	—	(2,103)	6,115	—	—	6,115	—	—	N/A	2006
Buccaneer, Jekyll Island, GA	—	—	—	9,600	(5,969)	72	—	3,559	3,631	—	—	N/A	2009
CG Sunland, Phoenix, AZ	—	1,472	—	—	174	1,646	—	—	1,646	—	—	N/A	2006
Greenhill, Tulsa, OK	1,294	958	—	—	1,458	2,416	—	—	2,416	—	—	N/A	2006
High Street Glennwilde, Maricopa, AZ	—	1,394	—	—	52	1,446	—	—	1,446	—	—	N/A	2008
Lakeline Retail, Cedar Park, TX	—	5	—	—	—	5	—	—	5	—	—	N/A	2006
Oak Park, Houston, TX	—	669	—	—	248	917	—	—	917	—	—	N/A	2007
SA Crossroads II, San Antonio, TX	—	2,131	—	—	(1,530)	601	—	—	601	—	—	N/A	2006
Saracen, Waltham, MA	2,059	5,330	—	—	(1,830)	3,500	—	—	3,500	—	—	N/A	2007
Saracen Building 4, Waltham, MA	94	234	—	—	3	237	—	—	237	—	—	N/A	2007
Sierra Corporate Center, Reno, NV	—	2,056	—	—	(998)	1,058	—	—	1,058	—	—	N/A	2006
TCEP, Austin, TX	—	1,456	—	—	41	1,497	—	—	1,497	—	—	N/A	2008
Timbercreek, Dallas, TX	—	1,150	—	—	1,441	2,591	—	—	2,591	—	—	N/A	2006
Mixed-Use (Multi-family/Residential)
Tranquility Lake, Pearland, TX (E)	17,783	3,510	17,490	—	—	3,510	17,490	—	21,000	(1,447)	30	2003	2010
The View at Encino Commons, San Antonio, TX (E)	19,859	2,510	16,465	—	250	2,510	16,715	—	19,225	(1,363)	30	2002	2010
San Miguel, San Antonio, TX (E)	23,230	2,145	23,205	—	401	2,145	23,606	—	25,751	(1,914)	30	2004	2010
Mixed-Use (Multi-family/Retail)
Frisco Fairways, Frisco, TX	21,366	4,011	—	—	24,364	4,212	24,163	—	28,375	(1,767)	30	2009	2008
Office
814 Commerce, Oak Brook, IL	21,665	4,784	8,217	—	2,480	3,299	12,182	—	15,481	(1,494)	39	1972	2007
Bixel, Los Angeles, CA	2,180	3,565	256	—	138	3,703	256	—	3,959	(15)	39	N/A	2008
Bixel Building 1, Los Angeles, CA	3,106	5,168	366	58	257	5,373	439	37	5,849	(27)	39	1967	2008

	Related Encumbrances	Initial Cost			Costs Subsequent to Acquisition	Balance at December 31, 2011					Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements	Other		Land	Buildings and Improvements	Other	Total, (A), (B), (C)	Accumulated Depreciation (A), (D)
Bixel Building 2, Los Angeles, CA	5,067	8,371	597	398	(189)	8,206	733	238	9,177	(53)	39	1955	2008
Cascade Station Office II, Portland, OR	7,122	1,233	282	—	7,356	1,886	6,985	—	8,871	(1,287)	39	2008	2007
Meriden—530 Preston Avenue, Meriden, CT	7,138	1,079	4,837	1,292	(534)	1,079	5,471	124	6,674	(1,146)	39	1986	2008
Meriden—538 Preston Avenue, Meriden, CT	5,535	1,194	4,271	698	1,885	1,194	6,717	137	8,048	(1,131)	39	1989	2008
Park South, Charlotte, NC	9,982	2,155	10,111	556	(1,483)	1,737	9,601	1	11,339	(1,561)	39	1980	2007
Saracen Building 1, Waltham, MA	22,272	4,510	288	—	23,630	6,747	21,681	—	28,428	(1,219)	39	2010	2007
Saracen Building 2, Waltham, MA	1,158	1,722	1,000	173	47	1,722	1,135	85	2,942	(413)	39	1959	2007
Saracen Building 3, Waltham, MA	13,281	8,745	11,625	4,019	1,451	8,816	15,193	1,831	25,840	(2,558)	39	1959	2007
South Executive, Charlotte, NC	19,098	1,690	12,195	532	8,030	1,693	20,754	—	22,447	(3,672)	39	1973	2007
Warwick, West Warwick, RI	16,518	3,420	17,482	1,361	(4,248)	2,752	15,263	—	18,015	(2,487)	39	1973	2007
Retail
West Lake Crossing, Humble, TX	7,842	2,834	—	—	5,905	3,968	4,771	—	8,739	(334)	39	2009	2006
Bellbrook Retail, Memphis, TN	782	899	411	85	430	905	920	—	1,825	(190)	39	1975	2007
Fairway Centre, Pasadena, TX	9,392	3,061	1,797	—	2,929	3,005	4,782	—	7,787	(464)	39	2008	2006

Total	$372,912	$182,419	$220,276	$30,464	$67,665	$164,350	$324,966	$11,508	$500,824	$(40,724)

(A)	Includes costs and depreciation subsequent to December 20, 2006, the date we acquired Trammell Crow Company.
(B)	The aggregate cost for Federal Income Tax purposes is $576.7 million.
(C)	Reflects writedowns for impairments of real estate and provisions for loss on real estate held for sale totaling $63.5 million on assets we own at December 31, 2011. These charges were recorded in 2008 through 2011 as a result of capital market turmoil and weak real estate fundamentals in the United States.
(D)	Land, real estate under development and real estate held for sale are not depreciated.
(E)	In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” We adopted this ASU effective January 1, 2010 and as a result, we began consolidating certain variable interest entities that were not previously consolidated by us. See Note 4 of the Notes to Consolidated Financial Statements.

CB RICHARD ELLIS GROUP, INC.

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011 AND 2010

(Dollars in thousands)

Changes in real estate investments and accumulated depreciation for the year ended December 31 were as follows:

	2011	2010
Real estate investments:
Balance at beginning of year	$792,430	$720,180
Additions and improvements	38,136	29,626
Adoption of ASU 2009-17	—	251,005
Dispositions	(323,436)	(177,789)
Other adjustments (1)	(6,306)	(30,592)

Balance at end of year	$500,824	$792,430

Accumulated depreciation:
Balance at beginning of year	($37,817)	($26,746)
Depreciation expense	(17,377)	(21,617)
Dispositions	14,470	10,546

Balance at end of year	($40,724)	($37,817)

(1)	Includes impairment charges and amortization of lease intangibles and tenant origination costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

By:	/S/ BRETT WHITE
Brett White Chief Executive Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	February 29, 2012

/S/ GIL BOROK Gil Borok	Chief Financial Officer (principal financial officer)	February 29, 2012

/S/ CURTIS F. FEENY Curtis F. Feeny	Director	February 29, 2012

/S/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	February 29, 2012

/S/ ARLIN GAFFNER Arlin Gaffner	Chief Accounting Officer (principal accounting officer)	February 29, 2012

/S/ MICHAEL KANTOR Michael Kantor	Director	February 29, 2012

/S/ FREDERIC V. MALEK Frederic V. Malek	Director	February 29, 2012

/S/ JANE J. SU Jane J. Su	Director	February 29, 2012

/S/ LAURA D. TYSON Laura D. Tyson	Director	February 29, 2012

/S/ BRETT WHITE Brett White	Director and Chief Executive Officer (principal executive officer)	February 29, 2012

/S/ GARY L. WILSON Gary L. Wilson	Director	February 29, 2012

/S/ RAY WIRTA Ray Wirta	Director	February 29, 2012

EXHIBIT INDEX

Exhibit		Description
2.1	(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (CRES Share Purchase Agreement) (incorporated by reference to Exhibit 2.01 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on February 18, 2011)

2.1	(b)	First Amendment, dated June 20, 2011, to CRES Share Purchase Agreement , by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others (incorporated by reference to Exhibit 2.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

2.1	(c)	Second Amendment, dated July 1, 2011, to CRES Share Purchase Agreement , by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others (incorporated by reference to Exhibit 2.2 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

2.2	(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (PERE Share Purchase Agreement) (incorporated by reference to Exhibit 2.02 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on February 18, 2011)

2.2	(b)	First Amendment, dated June 20, 2011, to PERE Share Purchase Agreement , by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others (incorporated by reference to Exhibit 2.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

2.2	(c)	Second Amendment to the PERE Share Purchase Agreement, dated October 3, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others (incorporated by reference to Exhibit 2.03 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on October 7, 2011)

2.2	(d)	Third Amendment to the PERE Share Purchase Agreement, dated October 31, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others (incorporated by reference to Exhibit 2.04 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on November 4, 2011)

3.1		Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011 (incorporated by reference to Exhibit 3.1 of the CBRE Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 9, 2011)

3.2		Second Amended and Restated By-laws of CBRE Group, Inc. (incorporated by reference to Exhibit 3.2 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on October 3, 2011)

4.1		Form of Class A common stock certificate of CB Richard Ellis Group, Inc. (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

Exhibit		Description

4.2	(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.2	(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.2	(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.3	(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)

4.3	(b)	Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)

4.3	(c)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on July 29, 2011)

4.4		Form of Exchange Note (included in Exhibit 4.3(a))

4.5		Registration Rights Agreement, dated June 15, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on June 23, 2009)

4.6	(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on October 12, 2010)

4.6	(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on July 29, 2011)

4.7		Form of Exchange Note (included in Exhibit 4.6(a))

4.8		Registration Rights Agreement, dated October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto, and Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on October 12, 2010)

Exhibit		Description

10.1	(a)	Second Amended and Restated Credit Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1(a) of the CB Richard Ellis Group, Inc. Form 10-Q filed with the SEC on August 9, 2010)

10.1	(b)	Amendment No. 1, dated as of August 6, 2009, to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 12, 2009)

10.1	(c)	Loan Modification Agreement, dated as of August 24, 2009, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 28, 2009)

10.1	(d)	Loan Modification Agreement, dated as of February 5, 2010, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on February 10, 2010)

10.1	(e)	Loan Modification Agreement, dated as of March 29, 2010, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on April 2, 2010)

10.1	(f)	Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.1(b) of the CB Richard Ellis Group, Inc. Form 10-Q filed with the SEC on August 9, 2010)

10.1	(g)	Form of Supplement, between certain new U.S. subsidiaries from time-to-time and Credit Suisse, as collateral agent, to the Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on September 10, 2009)

10.1	(h)	Form of Supplement between certain non-U.S. subsidiaries of CB Richard Ellis Group, Inc. (as contemplated by Section 5.09(b) of the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse AG, as administrative agent and collateral agent) and Credit Suisse AG, as collateral agent, to the Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on February 10, 2010)

Exhibit	Description

10.2(a)	Credit Agreement, dated as of November 10, 2010, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on November 17, 2010)

10.2(b)	Amendment No. 1 to the Credit Agreement, dated as of March 4, 2011, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on March 10, 2011)

10.2(c)	Incremental Assumption Agreement, dated as of March 4, 2011, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on March 10, 2011)

10.2(d)	Amendment No. 1 to the Incremental Assumption Agreement, dated as of August 26, 2011, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on August 30, 2011)

10.2(e)	Incremental Assumption Agreement, dated as of November 10, 2011, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders and agents party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the CBRE Group, Inc. Form 8-K filed with the SEC on November 17, 2011)

10.3(a)	Guarantee and Pledge Agreement, dated as of November 10, 2010, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.2 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on November 17, 2010)

10.3(b)	Form of Supplement among certain new U.S. subsidiaries from time-to-time and Credit Suisse AG, as collateral agent, to the Guarantee and Pledge Agreement, dated as of November 10, 2010, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Group, Inc. and Credit Suisse AG, as collateral agent for the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.1 of the CBRE Group, Inc. Form 8-K filed with the SEC on July 29, 2011)

10.4	CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003) +

10.5(a)	Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated June 2, 2008 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 6, 2008) +

10.5(b)	Amendment No. 1 to the Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated December 3, 2008 (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009) +

10.6(a)	CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, as amended (incorporated by reference to Exhibit 10.12 of the CB Richard Ellis Group, Inc. Annual Report on Form 10-K filed with the SEC on March 25, 2003) +

10.6(b)	Amendment to CB Richard Ellis Services, Inc. Amended and Restated 401(k) Plan, dated March 31, 2006 (incorporated by reference to Exhibit 10.5(b) of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006) +

Exhibit	Description

10.8	Executive Bonus Plan, amended and restated as of February 10, 2011 (incorporated by reference to Exhibit 10.3 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011) +

10.9	Executive Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007) +

10.10	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on December 8, 2009) +

10.11	Special Retention Award Restricted Stock Unit Agreement, dated March 4, 2010 between CB Richard Ellis Group, Inc. and Brett White (incorporated by reference to Exhibit 10.1 of the CB Richard Ellis Group, Inc. Form 8-K filed with the SEC on March 8, 2010) +

11	Statement concerning Computation of Per Share Earnings (filed as Note 17 of the Consolidated Financial Statements)

12	Computation of Ratio of Earnings to Fixed Charges*

21	Subsidiaries of CBRE Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)*

32	Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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