Form 10-Q
period 2012-03-31
CBRE GROUP, INC.
filed 2012-05-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Class A common stock outstanding at April 30, 2012 was 328,062,470.

FORM 10-Q

March 31, 2012

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$703,937	$1,093,182
Restricted cash	60,873	67,138
Receivables, less allowance for doubtful accounts of $35,377 and $33,915 at March 31, 2012 and December 31, 2011, respectively	1,075,495	1,135,371
Warehouse receivables	418,111	720,061
Trading securities	124,841	151,484
Income taxes receivable	32,725	—
Prepaid expenses	115,519	111,879
Deferred tax assets, net	170,451	168,939
Real estate under development	31,153	30,617
Real estate and other assets held for sale	1,415	26,201
Available for sale securities	2,073	2,790
Other current assets	45,112	42,385

Total Current Assets	2,781,705	3,550,047
Property and equipment, net	287,548	295,488
Goodwill	1,838,601	1,828,407
Other intangible assets, net of accumulated amortization of $221,722 and $194,982 at March 31, 2012 and December 31, 2011, respectively	795,615	794,325
Investments in unconsolidated subsidiaries	186,875	166,832
Real estate under development	6,891	3,952
Real estate held for investment	447,989	403,698
Available for sale securities	52,368	34,605
Other assets, net	141,965	141,789

Total Assets	$6,539,557	$7,219,143

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$524,233	$574,136
Compensation and employee benefits payable	363,176	398,688
Accrued bonus and profit sharing	323,668	544,628
Securities sold, not yet purchased	52,398	98,810
Income taxes payable	—	28,368
Short-term borrowings:
Warehouse lines of credit	410,259	713,362
Revolving credit facility	34,906	44,825
Other	16	16

Total short-term borrowings	445,181	758,203
Current maturities of long-term debt	68,494	67,838
Notes payable on real estate	169,723	146,120
Liabilities related to real estate and other assets held for sale	1,345	21,482
Other current liabilities	44,461	42,375

Total Current Liabilities	1,992,679	2,680,648
Long-Term Debt:
Senior secured term loans	1,606,795	1,615,773
11.625% senior subordinated notes, net of unamortized discount of $10,624 and $10,984 at March 31, 2012 and December 31, 2011, respectively	439,376	439,016
6.625% senior notes	350,000	350,000
Other long-term debt	56	59

Total Long-Term Debt	2,396,227	2,404,848
Notes payable on real estate	220,524	206,339
Deferred tax liabilities, net	166,014	148,969
Non-current tax liabilities	82,277	79,927
Pension liability	62,267	60,860
Other liabilities	217,226	220,389

Total Liabilities	5,137,214	5,801,980
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 328,044,115 and 327,972,156 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,280	3,280
Additional paid-in capital	895,918	882,141
Accumulated earnings	451,474	424,499
Accumulated other comprehensive loss	(138,445)	(158,439)

Total CBRE Group, Inc. Stockholders’ Equity	1,212,227	1,151,481
Non-controlling interests	190,116	265,682

Total Equity	1,402,343	1,417,163

Total Liabilities and Equity	$6,539,557	$7,219,143

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$1,349,989	$1,185,105
Costs and expenses:
Cost of services	787,556	713,755
Operating, administrative and other	440,722	377,025
Depreciation and amortization	46,457	23,178

Total costs and expenses	1,274,735	1,113,958
Gain on disposition of real estate	809	1,972

Operating income	76,063	73,119
Equity income from unconsolidated subsidiaries	14,386	15,179
Other income	6,588	—
Interest income	2,303	2,668
Interest expense	43,981	33,718

Income from continuing operations before provision for income taxes	55,359	57,248
Provision for income taxes	25,413	23,406

Income from continuing operations	29,946	33,842
Income from discontinued operations, net of income taxes	—	10,644

Net income	29,946	44,486
Less: Net income attributable to non-controlling interests	2,971	10,117

Net income attributable to CBRE Group, Inc.	$26,975	$34,369

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.08	$0.11
Income from discontinued operations attributable to CBRE Group, Inc.	—	—

Net income attributable to CBRE Group, Inc.	$0.08	$0.11

Weighted average shares outstanding for basic income per share	320,671,395	316,563,392

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.08	$0.11
Income from discontinued operations attributable to CBRE Group, Inc.	—	—

Net income attributable to CBRE Group, Inc.	$0.08	$0.11

Weighted average shares outstanding for diluted income per share	325,738,859	322,920,829

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$26,975	$34,369
Income from discontinued operations, net of tax	—	—

Net income	$26,975	$34,369

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$29,946	$44,486
Other comprehensive income:
Foreign currency translation gain	18,522	29,995
Unrealized gains on interest rate swaps and interest rate caps, net	1,254	1,056
Unrealized gains on available for sale securities, net	914	94
Other, net	(500)	(586)

Total other comprehensive income	20,190	30,559
Comprehensive income	50,136	75,045
Less: Comprehensive income attributable to non-controlling interests	3,167	10,475

Comprehensive income attributable to CBRE Group, Inc.	$46,969	$64,570

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,946	$44,486
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	46,457	23,469
Amortization of financing costs	2,344	1,751
Gain on sale of loans, servicing rights and other assets	(18,938)	(11,815)
Net realized and unrealized gains from investments	(6,588)	—
Gain on disposition of real estate held for investment	—	(13,094)
Equity income from unconsolidated subsidiaries	(14,386)	(15,179)
Provision for doubtful accounts	1,501	1,440
Compensation expense related to stock options and non-vested stock awards	11,639	10,619
Incremental tax benefit from stock options exercised	(39)	(10,487)
Distribution of earnings from unconsolidated subsidiaries	3,264	5,833
Tenant concessions received	3,851	587
Purchase of trading securities	(84,627)	—
Proceeds from sale of trading securities	44,799	—
Proceeds from securities sold, not yet purchased	30,275	—
Securities purchased to cover short sales	(27,809)	—
Decrease in receivables	52,310	89,002
(Increase) decrease in prepaid expenses and other assets	(3,448)	6,106
(Increase) decrease in real estate held for sale and under development	(2,538)	4,364
Decrease in accounts payable and accrued expenses	(51,491)	(25,406)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(266,149)	(198,356)
Increase in income taxes receivable/payable	(45,795)	(31,671)
(Decrease) increase in other liabilities	(4,031)	4,374
Other operating activities, net	504	95

Net cash used in operating activities	(298,949)	(113,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,086)	(13,622)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	(244)
Contributions to unconsolidated subsidiaries	(11,355)	(7,680)
Distributions from unconsolidated subsidiaries	4,650	11,168
Net proceeds from disposition of real estate held for investment	—	66,748
Additions to real estate held for investment	(1,171)	(1,488)
Proceeds from the sale of servicing rights and other assets	6,009	5,207
Decrease in restricted cash	6,845	5,984
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	(73,187)	—
Other investing activities, net	1,900	(752)

Net cash (used in) provided by investing activities	(74,395)	65,321
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(17,063)	(9,500)
Proceeds from revolving credit facility	—	230,000
Repayment of revolving credit facility	(10,795)	(187,000)
Proceeds from notes payable on real estate held for investment	3,251	1,209
Repayment of notes payable on real estate held for investment	(1,716)	(53,237)
Proceeds from notes payable on real estate held for sale and under development	1,207	549
Repayment of notes payable on real estate held for sale and under development	(561)	(6,090)
Incremental tax benefit from stock options exercised	39	10,487
Non-controlling interests contributions	15,186	208
Non-controlling interests distributions	(14,117)	(14,188)
Payment of financing costs	(35)	(14,172)
Other financing activities, net	2,119	2,570

Net cash used in financing activities	(22,485)	(39,164)
Effect of currency exchange rate changes on cash and cash equivalents	6,584	8,796

NET DECREASE IN CASH AND CASH EQUIVALENTS	(389,245)	(78,929)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,093,182	506,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$703,937	$427,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,660	$12,757

Income tax payments, net	$74,621	$54,130

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2011	$3,280	$882,141	$424,499	$(158,439)	$265,682	$1,417,163
Net income	—	—	26,975	—	2,971	29,946
Stock options exercised (including tax benefit)	2	2,162	—	—	—	2,164
Compensation expense for stock options and non-vested stock awards	—	11,639	—	—	—	11,639
Foreign currency translation gain	—	—	—	18,326	196	18,522
Unrealized gains on interest rate swaps and interest rate caps, net	—	—	—	1,254	—	1,254
Unrealized holding gains on available for sale securities, net	—	—	—	914	—	914
Contributions from non-controlling interests	—	—	—	—	15,186	15,186
Distributions to non-controlling interests	—	—	—	—	(14,117)	(14,117)
Deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	—	—	—	(91,580)	(91,580)
Other	(2)	(24)	—	(500)	11,778	11,252

Balance at March 31, 2012	$3,280	$895,918	$451,474	$(138,445)	$190,116	$1,402,343

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2012. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2011.

2. New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The requirements of ASU 2011-03 are effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this update on January 1, 2012 did not have a material effect on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The adoption of this update on January 1, 2012 did not have a material effect on our consolidated financial position, results of operations or disclosure requirements for our consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this update on January 1, 2012 did not have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales, to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

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

We secured borrowings of $800.0 million of term loans to finance the REIM Acquisitions (see Note 10). Of this amount, $400.0 million was drawn on June 30, 2011 to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. On August 31, 2011, we drew down the remaining $400.0 million, part of which was used to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011, and the remainder, along with cash on hand and borrowings under our revolving credit facility, was used to finance the ING REIM Europe portion of the REIM Acquisitions, which closed on October 31, 2011.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following represents a summary of the purchase price for the REIM Acquisitions (dollars in thousands):

Purchase of CRES on July 1, 2011	$323,896
Purchase of CRES co-investments on July 1, 2011	58,566
Purchase of ING REIM Asia on October 3, 2011	45,315
Purchase of ING REIM Europe on October 31, 2011	442,543

Total purchase price	$870,320

Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. As of March 31, 2012, there is a possibility of an additional closing of approximately $80 million and co-investments of up to $65 million in the future related to our acquisition of ING REIM Europe.

In connection with our acquisition of CRES, we acquired CRES co-investments from ING in three funds (CRES Funds) for an aggregate purchase price of $58.6 million, which has been included above. We determined that the CRES Funds were not variable interest entities and accordingly determined the method of accounting based upon voting control. The limited partners/members of the CRES Funds lack substantive rights that would overcome our presumption of control. Accordingly, we began consolidating the CRES Funds as of the acquisition date of July 1, 2011. Included in the consolidation of the CRES Funds on July 1, 2011 was $182.9 million of non-controlling interests. In connection with the REIM Acquisitions, we also acquired three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million on October 3, 2011 and two ING REIM Europe co-investments, one for $7.4 million on October 31, 2011 and one for $2.5 million on March 1, 2012.

In January 2012, one of the CRES Funds (CBRE Clarion U.S., L.P.) was converted to a registered mutual fund, the CBRE Clarion Long/Short Fund (the Fund). As a result of this triggering event, we determined that the Fund became a variable interest entity and that we were not the primary beneficiary. Accordingly, in the first quarter of 2012, the Fund was deconsolidated from our consolidated financial statements and we recorded an investment in available for sale securities of $14.3 million, which is included in the accompanying consolidated balance sheets as of March 31, 2012. No gain or loss was recognized in our consolidated statement of operations as a result of this deconsolidation. We continue to act as the Fund’s adviser, make investment decisions for the Fund and review, supervise and administer the Fund’s investment program.

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

Unaudited pro forma results, assuming the REIM Acquisitions had occurred as of January 1, 2011 for purposes of the 2011 pro forma disclosures, are presented below. They include certain adjustments for the three months ended March 31, 2011, including $6.4 million of increased amortization expense as a result of intangible assets acquired in the REIM Acquisitions, $8.2 million of additional interest expense as a result of debt incurred to finance the REIM Acquisitions, the removal of $7.6 million of direct costs incurred by us and ING related to the REIM Acquisitions, and the tax impact of the pro forma adjustments. These unaudited pro forma results have

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the REIM Acquisitions occurred on January 1, 2011 and may not be indicative of future operating results (dollars in thousands, except share data):

Three Months Ended March 31, 2011
Revenue	$1,262,475
Operating income	$88,968
Net income attributable to CBRE Group, Inc.	$42,754
Basic income per share	$0.14
Weighted average shares outstanding for basic income per share	316,563,392
Diluted income per share	$0.13
Weighted average shares outstanding for diluted income per share	322,920,829

4. Variable Interest Entities (VIEs)

A consolidated subsidiary (the Venture) in our Global Investment Management segment has sponsored investments by third-party investors in certain commercial properties through the formation of tenant-in-common limited liability companies and Delaware Statutory Trusts (collectively referred to as “the Entities”) that are owned by the third-party investors. The Venture also has formed and is a member of a limited liability company for each property that serves as master tenant (Master Tenant). Each Master Tenant leases the property from the Entities through a master lease agreement. Pursuant to the master lease agreements, the Master Tenant has the power to direct the day-to-day asset management activities that most significantly impact the economic performance of the Entities. As a result, the Entities were deemed to be VIEs since the third-party investors holding the equity investment at risk in the Entities do not direct the day-to-day activities that most significantly impact the economic performance of the properties held by the Entities. An additional entity was consolidated during the three months ended March 31, 2012. The related real estate assets held for investment were $26.8 million, nonrecourse mortgage notes payable were $16.0 million and non-controlling interests were $11.0 million as of March 31, 2012.

The Venture has made and may continue to make voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves. As of the most recent reconsideration date, such financial support has been significant enough that the Venture was deemed to be the primary beneficiary of each entity. During the three months ended March 31, 2012 and 2011, the Venture funded $0.2 million and $0.1 million, respectively, of financial support to the Entities.

Operating results relating to the Entities for the three months ended March 31, 2012 and 2011 include the following (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue	$2,874	$8,565
Operating, administrative and other expenses	$1,666	$3,715
Income from discontinued operations, net of income taxes	$—	$10,644
Net (loss) income attributable to non-controlling interests	$(847)	$8,977

Investments in real estate of $87.4 million and $61.3 million and nonrecourse mortgage notes payable of $77.1 million ($19.1 million of which is current) and $60.9 million ($1.2 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively. In addition, non-controlling interests of $11.8 million and $1.6 million in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively, are attributable to the Entities.

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of March 31, 2012 and December 31, 2011, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Investments in unconsolidated subsidiaries	$18,893	$15,483
Available for sale securities	14,817	—
Other assets, current	2,977	—
Co-investment commitments	33,349	37,019

Maximum exposure to loss	$70,036	$52,502

5. Fair Value Measurements

The “Fair Value Measurements and Disclosures” Topic of the FASB Accounting Standards Codification (ASC) (Topic 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

There were no significant transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2012 and 2011.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	As of March 31, 2012
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$9,796	$—	$—	$9,796
Debt securities issued by U.S. federal agencies	—	3,389	—	3,389
Corporate debt securities	—	8,836	—	8,836
Asset-backed securities	—	5,577	—	5,577
Collateralized mortgage obligations	—	2,975	—	2,975

Total debt securities	9,796	20,777	—	30,573
Equity securities	23,868	—	—	23,868

Total available for sale securities	33,664	20,777	—	54,441
Trading securities	124,841	—	—	124,841
Warehouse receivables	—	418,111	—	418,111

Total assets at fair value	$158,505	$438,888	$—	$597,393

Liabilities
Securities sold, not yet purchased	$52,398	$—	$—	$52,398
Interest rate swaps	—	37,793	—	37,793

Total liabilities at fair value	$52,398	$37,793	$—	$90,191

	As of December 31, 2011
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$6,838	$—	$—	$6,838
Debt securities issued by U.S. federal agencies	—	6,024	—	6,024
Corporate debt securities	—	9,969	—	9,969
Asset-backed securities	—	5,226	—	5,226
Collateralized mortgage obligations	—	3,037	—	3,037

Total debt securities	6,838	24,256	—	31,094
Equity securities	6,301	—	—	6,301

Total available for sale securities	13,139	24,256	—	37,395
Trading securities	151,484	—	—	151,484
Warehouse receivables	—	720,061	—	720,061

Total assets at fair value	$164,623	$744,317	$—	$908,940

Liabilities
Securities sold, not yet purchased	$98,810	$—	$—	$98,810
Interest rate swaps	—	39,872	—	39,872

Total liabilities at fair value	$98,810	$39,872	$—	$138,682

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At March 31, 2012 and December 31, 2011, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying warehouse lines of credit. These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2012, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2012 and 2011.

FASB ASC Topic 825, “Financial Instruments” also requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Our financial instruments, excluding those included in the preceding fair value tables above, are as follows:

Cash and Cash Equivalents and Restricted Cash: These balances include cash and cash equivalents as well as restricted cash with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.

Receivables, less Allowance for Doubtful Accounts: Due to their short-term nature, fair value approximates carrying value.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Short-Term Borrowings: The majority of this balance represents our revolving credit facility and our warehouse lines of credit outstanding for CBRE Capital Markets. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value.

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $1.7 billion at March 31, 2012, which approximates their actual carrying value at March 31, 2012 (see Note 10).

11.625% Senior Subordinated Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 11.625% senior subordinated notes was $499.8 million at March 31, 2012. Their actual carrying value totaled $439.4 million at March 31, 2012.

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $373.1 million at March 31, 2012. Their actual carrying value totaled $350.0 million at March 31, 2012.

Notes Payable on Real Estate: As of March 31, 2012, the carrying value of our notes payable on real estate was $391.6 million (see Note 9). These borrowings mostly have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $13.6 million of these notes payable are recourse to us as of March 31, 2012.

6. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Global Investment Management:
Revenue	$170,720	$140,252
Operating loss	$(10,474)	$(34,662)
Net income (loss)	$43,206	$(50,165)
Development Services:
Revenue	$17,981	$19,414
Operating income	$26,432	$39,373
Net income	$20,952	$32,442
Other:
Revenue	$31,521	$34,385
Operating income	$3,047	$3,790
Net income	$3,116	$3,859
Total:
Revenue	$220,222	$194,051
Operating income	$19,005	$8,501
Net income (loss)	$67,274	$(13,864)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Assets:
Real estate held for sale (see Note 8)	$1,411	$21,833
Other current assets	—	531
Other assets	4	3,837

Total real estate and other assets held for sale	1,415	26,201
Liabilities:
Notes payable on real estate held for sale (see Note 9)	1,341	20,453
Accounts payable and accrued expenses	4	891
Other current liabilities	—	8
Other liabilities	—	130

Total liabilities related to real estate and other assets held for sale	1,345	21,482

Net real estate and other assets held for sale	$70	$4,719

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

	March 31, 2012	December 31, 2011
Real estate included in assets held for sale (see Note 7)	$1,411	$21,833
Real estate under development (current)	31,153	30,617
Real estate under development (non-current)	6,891	3,952
Real estate held for investment (1)	447,989	403,698

Total real estate (2)	$487,444	$460,100

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Net of accumulated depreciation of $45.1 million and $40.7 million at March 31, 2012 and December 31, 2011, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $8.6 million and $1.9 million, respectively, at March 31, 2012 and $8.7 million and $2.0 million, respectively, at December 31, 2011. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

9. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	March 31, 2012	December 31, 2011
Current portion of notes payable on real estate	$169,723	$146,120
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	1,341	20,453

Total notes payable on real estate, current portion	171,064	166,573
Notes payable on real estate, non-current portion	220,524	206,339

Total notes payable on real estate	$391,588	$372,912

At both March 31, 2012 and December 31, 2011, $11.2 million of the non-current portion of notes payable on real estate and $2.4 million of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

10. Debt

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

As of March 31, 2012, our Credit Agreement provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015; (3) a £187.0 million (approximately $300.0 million) tranche A-1 term loan facility requiring quarterly principal payments, which began on December 30, 2011 and continue through March 31, 2016, with

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the balance payable on May 10, 2016; (4) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; (5) a $400.0 million tranche C term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through December 31, 2017, with the balance payable on March 4, 2018; (6) a $400.0 million tranche D term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through June 30, 2019, with the balance payable on September 4, 2019 and (7) an accordion provision which provides the ability to borrow additional funds under an incremental facility. The incremental facility is equivalent to the sum of $800.0 million and the aggregate amount of all repayments of term loans and permanent reductions of revolver commitments under the Credit Agreement. However, at no time may the sum of all outstanding amounts under the Credit Agreement exceed $2.95 billion. On November 10, 2011, we utilized the incremental facility to issue the tranche A-1 term loan facility.

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

The revolving credit facility allows for borrowings outside of the United States (U.S.), with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of March 31, 2012 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2012 and December 31, 2011, we had $34.9 million and $44.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.9% and 4.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2012, letters of credit totaling $17.2 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of March 31, 2012 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of March 31, 2012 and December 31, 2011, we had $297.5 million and $306.3 million, respectively, of tranche A term loan facility principal outstanding, $288.3 million and $285.1 million, respectively, of tranche A-1 term loan facility principal outstanding, $295.5 million and $296.3 million, respectively, of tranche B term loan facility principal outstanding, $397.0 million and $398.0 million, respectively, of tranche C term loan facility principal outstanding and $397.0 million and $398.0 million, respectively, of tranche D term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012 and 2011, we recorded net gains of $2.1 million and $1.7 million, respectively, to other comprehensive income in relation to these interest rate swap agreements. As of March 31, 2012 and December 31, 2011, the fair values of these interest rate swap agreements were reflected as a $37.8 million liability and a $39.9 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

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

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 12.59x for the trailing twelve months ended March 31, 2012 and our leverage ratio of total debt less available cash to EBITDA was 1.80x as of March 31, 2012.

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

We had outstanding letters of credit totaling $16.7 million as of March 31, 2012, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through March 2013.

We had guarantees totaling $37.6 million as of March 31, 2012, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $37.6 million primarily consists of guarantees related to our defined benefit pension plans in the U.K. (in excess of our outstanding pension liability of $62.3 million as of March 31, 2012), which are continuous guarantees that will not expire until all amounts

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

have been paid out for our pension liabilities. The remainder of the guarantees mainly represent guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2012, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $3.8 billion at March 31, 2012. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $518.0 million at March 31, 2012. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2012 and December 31, 2011, CBRE MCI had $5.5 million and $4.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $7.0 million and $6.4 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $269.4 million (including $196.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2012.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of March 31, 2012, we had aggregate commitments of $58.1 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2012, we had committed to fund $17.3 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2012	2011
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$26,975	$34,369
Weighted average shares outstanding for basic income per share	320,671,395	316,563,392

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.08	$0.11

	Three Months Ended March 31,
	2012	2011
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$26,975	$34,369
Weighted average shares outstanding for basic income per share	320,671,395	316,563,392
Dilutive effect of contingently issuable shares	3,233,304	3,512,674
Dilutive effect of stock options	1,834,160	2,844,763

Weighted average shares outstanding for diluted income per share	325,738,859	322,920,829

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.08	$0.11

For the three months ended March 31, 2012, 44,814 contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2012 and 2011, options to purchase 103,423 shares and 51,523 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Interest cost	$3,860	$4,113
Expected return on plan assets	(3,599)	(4,236)
Amortization of unrecognized net loss	581	337

Net periodic pension cost	$842	$214

We contributed $1.5 million to fund our pension plans during the three months ended March 31, 2012. We expect to contribute a total of $5.9 million to fund our pension plans for the year ending December 31, 2012.

14. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the three months ended March 31, 2011 were reported in our Global Investment Management segment as follows (dollars in thousands):

Three Months Ended March 31, 2011
Revenue	$1,030
Costs and expenses:
Operating, administrative and other	382
Depreciation and amortization	291

Total costs and expenses	673
Gain on disposition of real estate	11,037

Operating income	11,394
Interest expense	750

Income from discontinued operations, before provision for income taxes	10,644
Provision for income taxes	—

Income from discontinued operations, net of income taxes	10,644
Less: Income from discontinued operations attributable to non-controlling interests	10,644

Income from discontinued operations attributable to CBRE Group, Inc.	$—

15. Segments

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue
Americas	$845,326	$750,115
EMEA	197,386	204,968
Asia Pacific	167,201	160,500
Global Investment Management	125,200	50,322
Development Services	14,876	19,200

	$1,349,989	$1,185,105

	Three Months Ended March 31,
	2012	2011
EBITDA
Americas	$101,237	$78,128
EMEA	(7,097)	3,006
Asia Pacific	2,283	12,442
Global Investment Management	34,593	5,990
Development Services	9,507	13,478

	$140,523	$113,044

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net interest expense has been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Americas
Net income attributable to CBRE Group, Inc.	$33,567	$29,509
Add:
Depreciation and amortization	18,326	12,831
Interest expense	35,601	25,832
Royalty and management service income	(6,617)	(6,620)
Provision for income taxes	21,753	18,376
Less:
Interest income	1,393	1,800

EBITDA	$101,237	$78,128

EMEA
Net loss attributable to CBRE Group, Inc.	$(9,376)	$(149)
Add:
Depreciation and amortization	3,291	2,262
Interest expense	2,468	139
Royalty and management service expense	2,608	2,731
Benefit of income taxes	(1,410)	(1,460)
Less:
Interest income	4,678	517

EBITDA	$(7,097)	$3,006

Asia Pacific
Net (loss) income attributable to CBRE Group, Inc.	$(3,135)	$2,901
Add:
Depreciation and amortization	2,739	1,983
Interest expense	861	420
Royalty and management service expense	3,962	3,607
(Benefit of) provision for income taxes	(1,999)	3,790
Less:
Interest income	145	259

EBITDA	$2,283	$12,442

Global Investment Management
Net income (loss) attributable to CBRE Group, Inc.	$3,591	$(2,455)
Add:
Depreciation and amortization (1)	19,225	3,786
Interest expense (2)	6,359	4,590
Royalty and management service expense	47	282
Provision for (benefit of) income taxes	5,652	(160)
Less:
Interest income	281	53

EBITDA (3)	$34,593	$5,990

Development Services
Net income attributable to CBRE Group, Inc.	$2,328	$4,563
Add:
Depreciation and amortization	2,876	2,607
Interest expense	2,972	3,487
Provision for income taxes	1,417	2,860
Less:
Interest income	86	39

EBITDA	$9,507	$13,478

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Includes depreciation and amortization related to discontinued operations of $0.3 million for the three months ended March 31, 2011.
(2)	Includes interest expense related to discontinued operations of $0.7 million for the three months ended March 31, 2011.
(3)	Includes EBITDA related to discontinued operations of $1.0 million for the three months ended March 31, 2011.

16. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011; condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011; condensed consolidating statements of comprehensive income for the three months ended March 31, 2012 and 2011; and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011 of (a) CBRE Group, Inc. as the parent, (b) CBRE Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$95,912	$271,994	$336,026	$—	$703,937
Restricted cash	—	4,860	25,394	30,619	—	60,873
Receivables, net	—	5	461,191	614,299	—	1,075,495
Warehouse receivables (a)	—	—	418,111	—	—	418,111
Trading securities	—	—	98	124,743	—	124,841
Income taxes receivable	3,846	5,085	—	27,950	(4,156)	32,725
Prepaid expenses	—	1,956	40,567	72,996	—	115,519
Deferred tax assets, net	—	—	144,799	25,652	—	170,451
Real estate under development	—	—	—	31,153	—	31,153
Real estate and other assets held for sale	—	—	—	1,415	—	1,415
Available for sale securities	—	—	2,073	—	—	2,073
Other current assets	—	—	27,574	17,538	—	45,112

Total Current Assets	3,851	107,818	1,391,801	1,282,391	(4,156)	2,781,705
Property and equipment, net	—	—	194,420	93,128	—	287,548
Goodwill	—	—	1,003,751	834,850	—	1,838,601
Other intangible assets, net	—	—	509,857	285,758	—	795,615
Investments in unconsolidated subsidiaries	—	—	123,262	63,613	—	186,875
Investments in consolidated subsidiaries	1,548,535	2,116,018	1,221,667	—	(4,886,220)	—
Intercompany loan receivable	—	1,531,237	700,000	4,557	(2,235,794)	—
Real estate under development	—	—	766	6,125	—	6,891
Real estate held for investment	—	—	4,007	443,982	—	447,989
Available for sale securities	—	—	52,368	—	—	52,368
Other assets, net	—	47,342	45,472	49,151	—	141,965

Total Assets	$1,552,386	$3,802,415	$5,247,371	$3,063,555	$(7,126,170)	$6,539,557

Current Liabilities:
Accounts payable and accrued expenses	$—	$28,675	$111,427	$384,131	$—	$524,233
Compensation and employee benefits payable	—	626	190,619	171,931	—	363,176
Accrued bonus and profit sharing	—	—	136,824	186,844	—	323,668
Securities sold, not yet purchased	—	—	—	52,398	—	52,398
Income taxes payable	—	—	4,156	—	(4,156)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	410,259	—	—	410,259
Revolving credit facility	—	10,410	—	24,496	—	34,906
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,410	410,275	24,496	—	445,181
Current maturities of long-term debt	—	46,000	—	22,494	—	68,494
Notes payable on real estate	—	—	—	169,723	—	169,723
Liabilities related to real estate and other assets held for sale	—	—	—	1,345	—	1,345
Other current liabilities	—	—	41,939	2,522	—	44,461

Total Current Liabilities	—	85,711	895,240	1,015,884	(4,156)	1,992,679
Long-Term Debt:
Senior secured term loans	—	1,341,000	—	265,795	—	1,606,795
11.625% senior subordinated notes, net	—	439,376	—	—	—	439,376
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	56	—	56
Intercompany loan payable	340,159	—	1,895,635	—	(2,235,794)	—

Total Long-Term Debt	340,159	2,130,376	1,895,635	265,851	(2,235,794)	2,396,227
Notes payable on real estate	—	—	—	220,524	—	220,524
Deferred tax liabilities, net	—	—	149,677	16,337	—	166,014
Non-current tax liabilities	—	—	79,137	3,140	—	82,277
Pension liability	—	—	—	62,267	—	62,267
Other liabilities	—	37,793	111,664	67,769	—	217,226

Total Liabilities	340,159	2,253,880	3,131,353	1,651,772	(2,239,950)	5,137,214
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,212,227	1,548,535	2,116,018	1,221,667	(4,886,220)	1,212,227
Non-controlling interests	—	—	—	190,116	—	190,116

Total Equity	1,212,227	1,548,535	2,116,018	1,411,783	(4,886,220)	1,402,343

Total Liabilities and Equity	$1,552,386	$3,802,415	$5,247,371	$3,063,555	$(7,126,170)	$6,539,557

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Chase Bank, N.A. (JP Morgan), Fannie Mae As Soon As Pooled (ASAP) Program, Bank of America (BofA) and TD Bank, N.A. (TD Bank) lines of credit are pledged to JP Morgan, Fannie Mae, BofA and TD Bank, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$298,370	$375,176	$419,631	$—	$1,093,182
Restricted cash	—	4,845	21,827	40,466	—	67,138
Receivables, net	—	—	405,902	729,469	—	1,135,371
Warehouse receivables (a)	—	—	720,061	—	—	720,061
Trading securities	—	—	83	151,401	—	151,484
Income taxes receivable	15,526	6,879	—	3,669	(26,074)	—
Prepaid expenses	—	—	46,040	65,839	—	111,879
Deferred tax assets, net	—	—	143,065	25,874	—	168,939
Real estate under development	—	—	—	30,617	—	30,617
Real estate and other assets held for sale	—	—	—	26,201	—	26,201
Available for sale securities	—	—	2,790	—	—	2,790
Other current assets	—	—	26,468	15,917	—	42,385

Total Current Assets	15,531	310,094	1,741,412	1,509,084	(26,074)	3,550,047
Property and equipment, net	—	—	202,674	92,814	—	295,488
Goodwill	—	—	1,004,875	823,532	—	1,828,407
Other intangible assets, net	—	—	510,219	284,106	—	794,325
Investments in unconsolidated subsidiaries	—	—	105,664	61,168	—	166,832
Investments in consolidated subsidiaries	1,432,638	1,832,044	1,211,409	—	(4,476,091)	—
Intercompany loan receivable	—	1,490,897	700,000	34,378	(2,225,275)	—
Real estate under development	—	—	693	3,259	—	3,952
Real estate held for investment	—	—	4,007	399,691	—	403,698
Available for sale securities	—	—	34,605	—	—	34,605
Other assets, net	—	49,389	48,603	43,797	—	141,789

Total Assets	$1,448,169	$3,682,424	$5,564,161	$3,251,829	$(6,727,440)	$7,219,143

Current Liabilities:
Accounts payable and accrued expenses	$—	$11,674	$151,260	$411,202	$—	$574,136
Compensation and employee benefits payable	—	626	208,692	189,370	—	398,688
Accrued bonus and profit sharing	—	—	308,748	235,880	—	544,628
Securities sold, not yet purchased	—	—	—	98,810	—	98,810
Income taxes payable	—	—	54,442	—	(26,074)	28,368
Short-term borrowings:
Warehouse lines of credit (a)	—	—	713,362	—	—	713,362
Revolving credit facility	—	10,098	—	34,727	—	44,825
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,098	713,378	34,727	—	758,203
Current maturities of long-term debt	—	46,000	—	21,838	—	67,838
Notes payable on real estate	—	—	—	146,120	—	146,120
Liabilities related to real estate and other assets held for sale	—	—	—	21,482	—	21,482
Other current liabilities	—	—	39,885	2,490	—	42,375

Total Current Liabilities	—	68,398	1,476,405	1,161,919	(26,074)	2,680,648
Long-Term Debt:
Senior secured term loans	—	1,352,500	—	263,273	—	1,615,773
11.625% senior subordinated notes, net	—	439,016	—	—	—	439,016
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	59	—	59
Intercompany loan payable	296,688	—	1,928,587	—	(2,225,275)	—

Total Long-Term Debt	296,688	2,141,516	1,928,587	263,332	(2,225,275)	2,404,848
Notes payable on real estate	—	—	—	206,339	—	206,339
Deferred tax liabilities, net	—	—	135,500	13,469	—	148,969
Non-current tax liabilities	—	—	77,595	2,332	—	79,927
Pension liability	—	—	—	60,860	—	60,860
Other liabilities	—	39,872	114,030	66,487	—	220,389

Total Liabilities	296,688	2,249,786	3,732,117	1,774,738	(2,251,349)	5,801,980
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,151,481	1,432,638	1,832,044	1,211,409	(4,476,091)	1,151,481
Non-controlling interests	—	—	—	265,682	—	265,682

Total Equity	1,151,481	1,432,638	1,832,044	1,477,091	(4,476,091)	1,417,163

Total Liabilities and Equity	$1,448,169	$3,682,424	$5,564,161	$3,251,829	$(6,727,440)	$7,219,143

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Kemps Landing Capital Company, LLC (Kemps Landing), JP Morgan, TD Bank, Fannie Mae ASAP Program and BofA lines of credit are pledged to Kemps Landing, JP Morgan, TD Bank, Fannie Mae and BofA, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$797,035	$552,954	$—	$1,349,989
Costs and expenses:
Cost of services	—	—	481,776	305,780	—	787,556
Operating, administrative and other	10,328	941	207,698	221,755	—	440,722
Depreciation and amortization	—	—	20,907	25,550	—	46,457

Total costs and expenses	10,328	941	710,381	553,085	—	1,274,735
Gain on disposition of real estate	—	—	—	809	—	809

Operating (loss) income	(10,328)	(941)	86,654	678	—	76,063
Equity income from unconsolidated subsidiaries	—	—	13,294	1,092	—	14,386
Other income	—	—	267	6,321	—	6,588
Interest income	—	23,077	975	777	(22,526)	2,303
Interest expense	—	35,791	22,652	8,064	(22,526)	43,981
Royalty and management service (income) expense	—	—	(7,861)	7,861	—	—
Income (loss) from consolidated subsidiaries	33,457	42,027	(10,818)	—	(64,666)	—

Income (loss) before (benefit of) provision for income taxes	23,129	28,372	75,581	(7,057)	(64,666)	55,359
(Benefit of) provision for income taxes	(3,846)	(5,085)	33,554	790	—	25,413

Net income (loss)	26,975	33,457	42,027	(7,847)	(64,666)	29,946
Less: Net income attributable to non-controlling interests	—	—	—	2,971	—	2,971

Net income (loss) attributable to CBRE Group, Inc.	$26,975	$33,457	$42,027	$(10,818)	$(64,666)	$26,975

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$696,135	$488,970	$—	$1,185,105
Costs and expenses:
Cost of services	—	—	420,960	292,795	—	713,755
Operating, administrative and other	9,805	187	208,423	158,610	—	377,025
Depreciation and amortization	—	—	12,285	10,893	—	23,178

Total costs and expenses	9,805	187	641,668	462,298	—	1,113,958
Gain on disposition of real estate	—	—	—	1,972	—	1,972

Operating (loss) income	(9,805)	(187)	54,467	28,644	—	73,119
Equity income (loss) from unconsolidated subsidiaries	—	—	16,448	(1,269)	—	15,179
Interest income	—	26,055	841	1,502	(25,730)	2,668
Interest expense	—	25,894	24,494	9,060	(25,730)	33,718
Royalty and management service (income) expense	—	—	(8,247)	8,247	—	—
Income from consolidated subsidiaries	40,539	40,555	5,430	—	(86,524)	—

Income from continuing operations before (benefit of) provision for income taxes	30,734	40,529	60,939	11,570	(86,524)	57,248
(Benefit of) provision for income taxes	(3,635)	(10)	20,384	6,667	—	23,406

Income from continuing operations	34,369	40,539	40,555	4,903	(86,524)	33,842
Income from discontinued operations, net of income taxes	—	—	—	10,644	—	10,644

Net income	34,369	40,539	40,555	15,547	(86,524)	44,486
Less: Net income attributable to non-controlling interests	—	—	—	10,117	—	10,117

Net income attributable to CBRE Group, Inc.	$34,369	$40,539	$40,555	$5,430	$(86,524)	$34,369

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$26,975	$33,457	$42,027	$(7,847)	$(64,666)	$29,946
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	18,522	—	18,522
Unrealized gains on interest rate swaps and interest rate caps, net	—	1,252	—	2	—	1,254
Unrealized gains on available for sale securities, net	—	—	914	—	—	914
Other, net	—	—	(500)	—	—	(500)

Total other comprehensive income	—	1,252	414	18,524	—	20,190
Comprehensive income	26,975	34,709	42,441	10,677	(64,666)	50,136
Less: Comprehensive income attributable to non-controlling interests	—	—	—	3,167	—	3,167

Comprehensive income attributable to CBRE Group, Inc.	$26,975	$34,709	$42,441	$7,510	$(64,666)	$46,969

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$34,369	$40,539	$40,555	$15,547	$(86,524)	$44,486
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	29,995	—	29,995
Unrealized gains on interest rate swaps and interest rate caps, net	—	1,030	—	26	—	1,056
Unrealized gains on available for sale securities, net	—	—	94	—	—	94
Other, net	—	—	(586)	—	—	(586)

Total other comprehensive income (loss)	—	1,030	(492)	30,021	—	30,559
Comprehensive income	34,369	41,569	40,063	45,568	(86,524)	75,045
Less: Comprehensive income attributable to non-controlling interests	—	—	—	10,475	—	10,475

Comprehensive income attributable to CBRE Group, Inc.	$34,369	$41,569	$40,063	$35,093	$(86,524)	$64,570

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$16,837	$10,685	$(272,348)	$(54,123)	$(298,949)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(1,910)	(6,176)	(8,086)
Contributions to unconsolidated subsidiaries	—	—	(8,272)	(3,083)	(11,355)
Distributions from unconsolidated subsidiaries	—	—	1,859	2,791	4,650
Additions to real estate held for investment	—	—	—	(1,171)	(1,171)
Proceeds from the sale of servicing rights and other assets	—	—	5,971	38	6,009
(Increase) decrease in restricted cash	—	(15)	(3,567)	10,427	6,845
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P.	—	—	—	(73,187)	(73,187)
Other investing activities, net	—	—	1,659	241	1,900

Net cash used in investing activities	—	(15)	(4,260)	(70,120)	(74,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(11,500)	—	(5,563)	(17,063)
Repayment of revolving credit facility	—	—	—	(10,795)	(10,795)
Proceeds from notes payable on real estate held for investment	—	—	—	3,251	3,251
Repayment of notes payable on real estate held for investment	—	—	—	(1,716)	(1,716)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	1,207	1,207
Repayment of notes payable on real estate held for sale and under development	—	—	—	(561)	(561)
Incremental tax benefit from stock options exercised	39	—	—	—	39
Non-controlling interests contributions	—	—	—	15,186	15,186
Non-controlling interests distributions	—	—	—	(14,117)	(14,117)
Payment of financing costs	—	(15)	—	(20)	(35)
(Increase) decrease in intercompany receivables, net	(19,001)	(201,613)	173,426	47,188	—
Other financing activities, net	2,125	—	—	(6)	2,119

Net cash (used in) provided by financing activities	(16,837)	(213,128)	173,426	34,054	(22,485)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	6,584	6,584

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(202,458)	(103,182)	(83,605)	(389,245)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	298,370	375,176	419,631	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$95,912	$271,994	$336,026	$703,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$17,297	$2	$4,361	$21,660

Income tax payments, net	$—	$—	$45,585	$29,036	$74,621

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

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended March 31, 2012 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the second quarter and beyond. For important information regarding these forward-looking statements, please see the discussion below under the caption “Cautionary Note on Forward-Looking Statements.”

Overview

We are the world’s largest commercial real estate services firm, based on 2011 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2011, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 34,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from management fees on a contractual and per-project basis, and from commissions on transactions. We have been the only commercial real estate services company in the S&P 500 since 2006, and in the Fortune 500 since 2008. In 2012, for the second year in a row, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and in 2011, we achieved the highest brand reputation ranking among all commercial real estate companies in a survey of Wall Street Journal subscribers. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for five consecutive years, including 2011 when we ranked 6th overall and were the highest ranked commercial real estate services company.

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

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, as they were in 2008 and 2009, we have moved decisively to improve financial performance by lowering operating expenses through such actions as reducing discretionary bonuses, curtailing capital expenditures and adjusting overall staffing levels, among others. As general economic conditions and our financial performance improved, we restored certain of these expenses beginning in 2010. Notwithstanding the ongoing market recovery, a return of adverse global and regional economic trends remains one of the most significant risks to the performance of our operations and our financial condition.

Economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and to improve later that year following a return to positive economic growth in the United States. The recovery continued at a slow pace in 2011 and early 2012, as vacancy rates dipped moderately, rental rates stabilized or edged up slightly, credit became more readily available and property sales and leasing activity increased. However, market activity has remained well below levels experienced in 2006 and 2007.

In Europe, weakened market conditions first began to manifest in the United Kingdom in late 2007 and in countries on the continent in early 2008. The major European economies also fell into recession in 2008, which deepened and persisted throughout 2009. Economic activity improved in 2010, but began to wane again in 2011 and early 2012, due to the effects of the European sovereign debt crisis. As a result, since 2011, economic growth in Europe has lagged behind other parts of the world. While rents have essentially remained flat, leasing velocity has slowed in many major markets in Europe. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. Larger markets like London and Paris showed strong increases in investment sales starting in late 2009, but activity across most of Europe plateaued in 2011 and weakened in early 2012.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in the region in 2008 and most of 2009. Transaction activity revived significantly in late 2009, reflecting strong economic growth, and improved through 2010 and most of 2011. However, transaction activity slowed in the latter part of 2011 and early 2012, due to moderating growth in many Asia Pacific economies and global economic uncertainty.

Real estate investment management and property development activity were also adversely affected by deteriorating conditions beginning in late 2007, as property values declined sharply, and both financing and disposition options became more limited. However, the macro environment for these businesses has generally improved as the real estate credit and investment sales markets have recovered since late 2010.

The further recovery of our global sales, leasing, investment management and development services operations depends on continued improvement in market fundamentals, including solid economic growth and sustained job creation; stable and healthy global credit markets; and increased business and investor confidence.

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

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions, which we refer to as the REIM Acquisitions, ING REIM became part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary, CBRE Global Investors, an independently operated business segment). The ING transaction is highly complementary, with little overlap in client base and different investment strategies. CBRE Global Investors has traditionally focused on value-add funds and separate accounts. ING REIM has primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM managed value-add and opportunistic funds. The combined entity provides us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

On July 1, 2011, we completed the acquisition of CRES for $323.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for $442.5 million and one co-investment from ING for $7.4 million. In March 2012 and April 2012, we funded $2.5 million and $27.6 million, respectively, of additional co-investments related to ING REIM Europe. Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. There is a possibility of an additional closing of approximately $80 million and further co-investments of up to $38 million in the future related to our acquisition of ING REIM Europe.

As of March 31, 2012, CBRE Global Investors’ assets under management, or AUM, totaled $95.9 billion. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. Because of the economic downturn, no acquisitions were completed in 2009 and 2010, except for a small niche industrial practice in the United Kingdom acquired in the second quarter of 2010 and a small commercial property asset management and consultancy services firm in Hong Kong acquired in the fourth quarter of 2010. In 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands. No acquisitions have been completed to date in 2012. As market conditions continue to improve, we believe acquisitions may once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through March 31, 2012, we incurred $258.9 million of transaction-related expenditures and integration costs in connection with the Trammell Crow Company Acquisition. In addition, through March 31, 2012, we incurred $80.2 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions. As with prior material acquisitions, we anticipate incurring significant integration expenses associated with the REIM Acquisitions in 2012 and beyond. We expect the total transaction costs relating to the REIM Acquisitions, including retention and integration costs, to be approximately $150 million.

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

With the closing of the REIM Acquisitions, our Global Investment Management business now has a significant amount of Euro-denominated assets under management as well as associated revenue and earnings in

Europe, which has seen a developing crisis in sovereign debt resulting in a more pronounced movement in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of March 31, 2012, our total debt, excluding our notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $2.5 billion.

Our level of indebtedness and the operating and financial restrictions in our debt agreements place constraints on the operation of our business. Although our management believes that long-term indebtedness has been an important lever in the development of our business, including facilitating the Trammell Crow Company Acquisition and the REIM Acquisitions, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies as of March 31, 2012.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2012 and 2011, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
Revenue	$1,349,989	100.0%	$1,185,105	100.0%
Costs and expenses:
Cost of services	787,556	58.3	713,755	60.2
Operating, administrative and other	440,722	32.6	377,025	31.8
Depreciation and amortization	46,457	3.5	23,178	2.0

Total costs and expenses	1,274,735	94.4	1,113,958	94.0
Gain on disposition of real estate	809	0.1	1,972	0.2

Operating income	76,063	5.7	73,119	6.2
Equity income from unconsolidated subsidiaries	14,386	1.1	15,179	1.3
Other income	6,588	0.5	—	—
Interest income	2,303	0.1	2,668	0.2
Interest expense	43,981	3.3	33,718	2.9

Income from continuing operations before provision for income taxes	55,359	4.1	57,248	4.8
Provision for income taxes	25,413	1.9	23,406	1.9

Income from continuing operations	29,946	2.2	33,842	2.9
Income from discontinued operations, net of income taxes	—	—	10,644	0.9

Net income	29,946	2.2	44,486	3.8
Less: Net income attributable to non-controlling interests	2,971	0.2	10,117	0.9

Net income attributable to CBRE Group, Inc.	$26,975	2.0%	$34,369	2.9%

EBITDA (1)	$140,523	10.4%	$113,044	9.5%

EBITDA, as adjusted (1)	$150,488	11.1%	$120,555	10.2%

(1)	Includes EBITDA related to discontinued operations of $1.0 million for the three months ended March 31, 2011.

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization, while amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions. Our management believes that both of these measures are useful in evaluating our operating performance compared to that of other companies in our industry because the calculations of EBITDA and EBITDA, as adjusted, generally eliminate the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses these measures to evaluate operating performance and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA and EBITDA, as adjusted, are useful to investors to assist them in getting a more complete picture of our results from operations.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to CBRE Group, Inc.	$26,975	$34,369
Add:
Depreciation and amortization (1)	46,457	23,469
Interest expense (2)	43,981	34,468
Provision for income taxes	25,413	23,406
Less:
Interest income	2,303	2,668

EBITDA (3)	$140,523	$113,044
Adjustments:
Integration and other costs related to acquisitions	9,965	7,511

EBITDA, as adjusted (3)	$150,488	$120,555

(1)	Includes depreciation and amortization related to discontinued operations of $0.3 million for the three months ended March 31, 2011.
(2)	Includes interest expense related to discontinued operations of $0.7 million for the three months ended March 31, 2011.
(3)	Includes EBITDA related to discontinued operations of $1.0 million for the three months ended March 31, 2011.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

We reported consolidated net income of $27.0 million for the three months ended March 31, 2012 on revenue of $1.3 billion as compared to consolidated net income of $34.4 million on revenue of $1.2 billion for the three months ended March 31, 2011.

Our revenue on a consolidated basis for the three months ended March 31, 2012 increased by $164.9 million, or 13.9%, as compared to the three months ended March 31, 2011. This increase was primarily driven by contributions from the REIM Acquisitions acquired in the second half of 2011. Increased commercial mortgage brokerage activity (up 45.1%) in our Americas segment as well as higher worldwide sales (up 10.1%) and outsourcing (up 10.0%) activity also contributed to the variance. Foreign currency translation had an $8.2 million negative impact on total revenue during the three months ended March 31, 2012.

Our cost of services on a consolidated basis increased by $73.8 million, or 10.3%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to higher salaries and related costs associated with our global property and facilities management contracts. In addition, our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $4.6 million positive impact on cost of services during the three months ended March 31, 2012. Cost of services as a percentage of revenue decreased from 60.2% for the three months ended March 31, 2011 to 58.3% for the three months ended March 31, 2012, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable in the current year as a result of the REIM Acquisitions, while associated costs are included in operating, administrative and other expenses.

Our operating, administrative and other expenses on a consolidated basis increased by $63.7 million, or 16.9%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Foreign currency translation had a $2.7 million positive impact on total operating expenses during the three months ended March 31, 2012. Operating expenses as a percentage of revenue increased to 32.6% for the three months ended March 31, 2012 from 31.8% for the three months ended March 31, 2011, primarily driven by the aforementioned costs associated with the REIM Acquisitions.

Our depreciation and amortization expense on a consolidated basis increased by $23.3 million, or 100.4%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the REIM Acquisitions.

Our gain on disposition of real estate on a consolidated basis was $0.8 million for the three months ended March 31, 2012 as compared to $2.0 million for the three months ended March 31, 2011. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $0.8 million, or 5.2%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the prior year, which was largely offset by an increase in equity earnings in our Global Investment Management segment in the current year. This was partially due to higher equity income from co-investments made in connection with the REIM Acquisitions.

Our other income on a consolidated basis was $6.6 million for the three months ended March 31, 2012 and was reported within our Global Investment Management segment. This income represented net realized and unrealized gains related to trading securities, which we acquired in our acquisition of CRES.

Our consolidated interest income decreased by $0.4 million, or 13.7%, as compared to the three months ended March 31, 2011. This decrease was mainly driven by lower interest income reported in our Americas segment in the current year.

Our consolidated interest expense increased by $10.3 million, or 30.4%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily due to higher interest expense attributable to additional borrowings made to finance the REIM Acquisitions and the British pound sterling A-1 term loan facility entered into in the fourth quarter of 2011.

Our provision for income taxes on a consolidated basis was $25.4 million for the three months ended March 31, 2012 as compared to $23.4 million for the three months ended March 31, 2011. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 48.5% for the three months ended March 31, 2012 as compared to 40.5% for the three months ended March 31, 2011. The changes in our provision for income taxes and our effective tax rate were primarily the result of a change in our mix of domestic and foreign earnings (losses), the impact of discrete items and a greater impact in the current year of losses sustained in jurisdictions where no tax benefit could be provided. The impact of such losses and discrete items should lessen as 2012 progresses such that we currently expect our full year 2012 effective tax rate to be slightly below 40%.

Our consolidated income from discontinued operations, net of income taxes, was $10.6 million for the three months ended March 31, 2011. This income was reported in our Global Investment Management segment and mostly related to a gain from a property sale, which was all attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $3.0 million for the three months ended March 31, 2012 as compared to $10.1 million for the three months ended March 31, 2011. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
Americas
Revenue	$845,326	100.0%	$750,115	100.0%
Costs and expenses:
Cost of services	542,400	64.2	477,329	63.6
Operating, administrative and other	203,837	24.1	197,417	26.3
Depreciation and amortization	18,326	2.1	12,831	1.8

Operating income	$80,763	9.6%	$62,538	8.3%

EBITDA (1)	$101,237	12.0%	$78,128	10.4%

EMEA
Revenue	$197,386	100.0%	$204,968	100.0%
Costs and expenses:
Cost of services	130,132	65.9	131,273	64.0
Operating, administrative and other	75,266	38.1	70,782	34.5
Depreciation and amortization	3,291	1.7	2,262	1.2

Operating (loss) income	$(11,303)	(5.7)%	$651	0.3%

EBITDA (1)	$(7,097)	(3.6)%	$3,006	1.5%

Asia Pacific
Revenue	$167,201	100.0%	$160,500	100.0%
Costs and expenses:
Cost of services	115,024	68.8	105,153	65.5
Operating, administrative and other	49,824	29.8	42,104	26.2
Depreciation and amortization	2,739	1.6	1,983	1.3

Operating (loss) income	$(386)	(0.2)%	$11,260	7.0%

EBITDA (1)	$2,283	1.4%	$12,442	7.8%

Global Investment Management
Revenue	$125,200	100.0%	$50,322	100.0%
Costs and expenses:
Operating, administrative and other	94,575	75.5	45,556	90.5
Depreciation and amortization	19,225	15.4	3,495	7.0

Operating income	$11,400	9.1%	$1,271	2.5%

EBITDA (1) (2)	$34,593	27.6%	$5,990	11.9%

Development Services
Revenue	$14,876	100.0%	$19,200	100.0%
Costs and expenses:
Operating, administrative and other	17,220	115.8	21,166	110.2
Depreciation and amortization	2,876	19.3	2,607	13.6
Gain on disposition of real estate	809	5.4	1,972	10.3

Operating loss	$(4,411)	(29.7)%	$(2,601)	(13.5)%

EBITDA (1)	$9,507	63.9%	$13,478	70.2%

(1)	See Note 15 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $1.0 million for the three months ended March 31, 2011.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Americas

Revenue increased by $95.2 million, or 12.7%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This improvement was primarily driven by higher sales, leasing and outsourcing activity as well as increased commercial mortgage brokerage revenue. Foreign currency translation had a $2.7 million negative impact on total revenue during the three months ended March 31, 2012.

Cost of services increased by $65.1 million, or 13.6%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to higher salaries and related costs associated with our property and facilities management contracts. Increased commission expense resulting from higher sales and lease transaction revenue also contributed to an increase in cost of services in the current year. Foreign currency translation had a $1.6 million positive impact on cost of services during the three months ended March 31, 2012. Cost of services as a percentage of revenue increased to 64.2% for the three months ended March 31, 2012 from 63.6% for the three months ended March 31, 2011, primarily due to the aforementioned increase in costs relative to our property and facilities management contracts.

Operating, administrative and other expenses increased by $6.4 million, or 3.3%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance. Foreign currency translation had an $0.7 million positive impact on total operating expenses during the three months ended March 31, 2012.

EMEA

Revenue decreased by $7.6 million, or 3.7%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, reflecting the impact of Europe’s continuing weak economic growth and sovereign debt crisis, which resulted in lower sales and leasing activity market-wide. Revenue grew modestly in the Netherlands and the United Kingdom, but this was offset by reduced revenue in other countries in the region, most notably in France, which had a particularly strong first quarter in 2011. Foreign currency translation had a $5.3 million negative impact on total revenue during the three months ended March 31, 2012.

Cost of services decreased by $1.1 million, or 0.9%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Foreign currency translation had a $3.5 million positive impact on cost of services during the three months ended March 31, 2012. This was partially offset by higher costs associated with increased headcount attributable to in-fill acquisitions completed in mid to late 2011. Cost of services as a percentage of revenue increased to 65.9% for the three months ended March 31, 2012 from 64.0% for the three months ended March 31, 2011, primarily driven by the lower overall revenue in the current year as well as the aforementioned headcount increases.

Operating, administrative and other expenses increased by $4.5 million, or 6.3%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, partially due to higher costs stemming from in-fill acquisitions made in mid to late 2011, severance and occupancy. Foreign currency translation had a $1.9 million positive impact on total operating expenses during the three months ended March 31, 2012.

Asia Pacific

Revenue increased by $6.7 million, or 4.2%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, reflecting improved overall performance in several countries, particularly Australia, China and India. However, investment sales in the region saw decidedly less activity than in the prior year period. Foreign currency translation had a $1.7 million positive impact on total revenue during the three months ended March 31, 2012.

Cost of services increased by $9.9 million, or 9.4%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, driven by higher salaries and related costs associated with our property and facilities management contracts throughout the region and increases in headcount, particularly in Australia (partially due to an in-fill acquisition completed in May 2011) and investments in China. Foreign currency translation had a $0.5 million negative impact on cost of services during the three months ended March 31, 2012. Cost of services as a percentage of revenue increased to 68.8% for the three months ended March 31, 2012 as compared to 65.5% for the three months ended March 31, 2011, primarily driven by the aforementioned additions to headcount.

Operating, administrative and other expenses increased by $7.7 million, or 18.3%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was partially due to a notable bonus accrual reversal in the first quarter of 2011, which did not recur in the current year. Foreign currency translation also had a $1.3 million negative impact on total operating expenses during the three months ended March 31, 2012.

Global Investment Management

Revenue increased by $74.9 million, or 148.8%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, driven by contributions from the REIM Acquisitions acquired in the second half of 2011. Foreign currency translation had a $1.9 million negative impact on total revenue during the three months ended March 31, 2012.

Operating, administrative and other expenses increased by $49.0 million, or 107.6%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Foreign currency translation had a $1.4 million positive impact on total operating expenses during the three months ended March 31, 2012.

Total AUM as of March 31, 2012 amounted to $95.9 billion, representing a 2% increase from year-end 2011.

Development Services

Revenue decreased by $4.3 million, or 22.5%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, attributable to a decrease in incentive fees and lower rental income as a result of property dispositions in the later quarters of 2011.

Operating, administrative and other expenses decreased by $3.9 million, or 18.6%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was primarily driven by lower bonus accruals resulting from higher gains on property sales in the prior year as well as lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion.

As of March 31, 2012, development projects in process totaled $4.8 billion and the inventory of pipeline deals totaled $1.3 billion. These totals are relatively flat as compared to year-end 2011.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2012 expected capital requirements include up to $170 million of anticipated net capital expenditures, including requirements associated with the REIM Acquisitions. During the three months ended March 31, 2012, we incurred $4.2 million of net capital expenditures. As of March 31, 2012, we had aggregate commitments of $58.1 million to fund future co-investments in our Global Investment Management business, all of which is expected to be funded in 2012 (approximately $28 million of which was funded in April 2012). Additionally, as of March 31, 2012, we had committed to fund $17.3 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING for approximately $940 million in cash. The acquisitions included substantially all of the ING REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business. On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we acquired CRES for $323.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million, using borrowings from our tranche D term loan facility under our credit agreement to finance these transactions. On October 3, 2011, we acquired ING REIM’s operations in Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million, using borrowings from our tranche C term loan facility under our credit agreement to finance these transactions. On October 31, 2011, we completed the ING REIM Europe portion of the REIM Acquisitions, acquiring ING REIM’s operations in Europe for $442.5 million and one co-investment from ING for $7.4 million, using borrowings from our tranche C term loan facility under our credit agreement, cash on hand and borrowings under our revolving credit facility to finance these transactions. In March 2012 and April 2012, we funded $2.5 million and $27.6 million, respectively, of additional co-investments related to ING REIM Europe. Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. There is a possibility of an additional closing of approximately $80 million and further co-investments of up to $38 million in the future related to our acquisition of ING REIM Europe.

During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. We also conducted two debt offerings in recent years. The first, in 2009, was part of a capital restructuring in response to the global economic recession, and the second, in 2010, was to take advantage of low interest rates and term availability. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may seek to take advantage of market opportunities to refinance existing debt securities for new debt securities with lower interest rates, longer maturities or better terms.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets was $62.3 million and $60.9 million at March 31, 2012 and December 31, 2011, respectively. We expect to contribute a total of $5.9 million to fund our pension plans for the year ending December 31, 2012, of which $1.5 million was funded as of March 31, 2012.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $298.9 million for the three months ended March 31, 2012, an increase of $185.1 million as compared to the three months ended March 31, 2011. The increase in cash used by operating activities in the current year was primarily due to higher bonuses, commissions and income taxes paid as well as higher net payments to vendors in the current year. In addition, activities associated with securities acquired in our acquisition of CRES and a lower decrease in receivables in the current year also contributed to the increase.

Investing Activities

Net cash used in investing activities totaled $74.4 million for the three months ended March 31, 2012 as compared to net cash provided by investing activities of $65.3 million for the three months ended March 31, 2011. The increase in cash used in investing activities in the current year was primarily driven by a decrease in cash as a result of the deconsolidation of CBRE Clarion U.S., L.P. in the current year and higher net proceeds received from the disposition of real estate held for investment in the prior year.

Financing Activities

Net cash used in financing activities totaled $22.5 million for the three months ended March 31, 2012, a decrease of $16.7 million as compared to the three months ended March 31, 2011. The decrease in cash used in financing activities was primarily due to lower net repayments of notes payable on real estate within our Development Services segment, lower financing costs paid and greater contributions received from non-controlling interests in the current year. These items were partially offset by higher net repayments of our revolving credit facility and senior secured term loans in the current year as well as a much greater impact from the incremental tax benefit of stock options exercised in the prior year.

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

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of March 31, 2012 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2012 and December 31, 2011, we had $34.9 million and $44.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 4.9% and 4.3%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of March 31, 2012, letters of credit totaling $17.2 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of March 31, 2012 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to

EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of March 31, 2012 and December 31, 2011, we had $297.5 million and $306.3 million, respectively, of tranche A term loan facility principal outstanding, $288.3 million and $285.1 million, respectively, of tranche A-1 term loan facility principal outstanding, $295.5 million and $296.3 million, respectively, of tranche B term loan facility principal outstanding, $397.0 million and $398.0 million, respectively, of tranche C term loan facility principal outstanding and $397.0 million and $398.0 million, respectively, of tranche D term loan facility principal outstanding, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, the fair values of these interest rate swap agreements were reflected as a $37.8 million liability and a $39.9 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

On October 8, 2010, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $350.0 million at both March 31, 2012 and December 31, 2011.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and

December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report, net of unamortized discount, was $439.4 million and $439.0 million at March 31, 2012 and December 31, 2011, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 12.59x for the trailing twelve months ended March 31, 2012 and our leverage ratio of total debt less available cash to EBITDA was 1.80x as of March 31, 2012. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

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

We had short-term borrowings of $445.2 million and $758.2 million with related average interest rates of 2.5% and 2.9% as of March 31, 2012 and December 31, 2011, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2012. As of March 31, 2012 and December 31, 2011, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2013. As of March 31, 2012 and December 31, 2011, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2012. As of March 31, 2012 and December 31, 2011, there were no amounts outstanding under this facility.

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

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. Effective March 2, 2012, the warehouse line of credit was increased from $125.0 million to $150.0 million. The senior secured revolving line of credit bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of May 30, 2012.

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

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing providing CBRE Capital Markets with the ability to fund Freddie Mac multi-family loans. Effective March 2, 2012, the maximum outstanding balance allowed under this arrangement was decreased from $500.0 million to $475.0 million. The outstanding borrowings bear interest at LIBOR plus 2.75% with a LIBOR floor of 0.25% and the agreement expires on December 19, 2012. On January 6, 2012, the Federal Housing Finance Agency announced a termination of Freddie Mac’s purchase commitment agreement with Kemps Landing effective June 30, 2012. We have received non-binding quotes for replacement facilities with existing lenders as well as potential new lenders and are aiming to have these replacement facilities in place prior to June 30, 2012.

During the three months ended March 31, 2012, we had a maximum of $781.0 million of warehouse lines of credit principal outstanding. As of March 31, 2012 and December 31, 2011, we had $410.3 million and $713.4 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $418.1 million and $720.1 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of March 31, 2012 and December 31, 2011, respectively, and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $16.7 million as of March 31, 2012, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through March 2013.

We had guarantees totaling $37.6 million as of March 31, 2012, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $37.6 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $62.3 million as of March 31, 2012), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represent guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through November 2013, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2012, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

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

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $3.8 billion at March 31, 2012. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $518.0 million at March 31, 2012. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2012 and December 31, 2011, CBRE MCI had $5.5 million and $4.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $7.0 million and $6.4 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $269.4 million (including $196.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2012.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of March 31, 2012, we had aggregate commitments of $58.1 million to fund future co-investments, all of which is expected to be funded in 2012. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2012, we had committed to fund $17.3 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 specifies when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The requirements of ASU 2011-03 are effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this update on January 1, 2012 did not have a material effect on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The adoption of this update on January 1, 2012 did not have a material effect on our consolidated financial position, results of operations or disclosure requirements for our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this update on January 1, 2012 did not have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales, to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Quarterly Report on Form 10-Q to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

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

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in our Annual Report on Form 10-K for the year ended December 31, 2011, in particular in Item 1A, Risk Factors, or in the other documents and reports we file with the Securities and Exchange Commission.

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2011. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

During the three months ended March 31, 2012, approximately 40% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were charges of $3.1 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively, resulting from net losses on foreign currency exchange option agreements. As of March 31, 2012, the fair values of these foreign currency exchange option agreements were reflected as a $2.0 million asset and were included in prepaid expenses in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three months ended March 31, 2012 and 2011. As of March 31, 2012, the fair values of these interest rate swap agreements were reflected as a $37.8 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.7 billion at March 31, 2012. Based on dealers’ quotes, the estimated fair values of our 6.625% senior notes and 11.625% senior subordinated notes were $373.1 million and $499.8 million, respectively, at March 31, 2012.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at March 31, 2012, the net impact of the additional interest cost would be a decrease of $1.7 million on pre-tax income and a decrease of $1.7 million on cash provided by operating activities for the three months ended March 31, 2012.

We also have $391.6 million of notes payable on real estate as of March 31, 2012. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.5 million for the three months ended March 31, 2012. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011 (incorporated by reference to Exhibit 3.1 of the CBRE Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 9, 2011)

3.2	Second Amended and Restated By-laws of CBRE Group, Inc. (incorporated by reference to Exhibit 3.2 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on October 3, 2011)

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 23, 2009)

4.2(b)	Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on September 10, 2009)

4.2(c)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on July 29, 2011)

Exhibit Number	Description

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on October 12, 2010)

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on July 29, 2011)

10.1	CBRE Deferred Compensation Plan, as Amended and Restated effective April 15, 2012 (incorporated by reference to Exhibit 10.1 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on March 12, 2012) +

11	Statement concerning Computation of Per Share Earnings (filed as Note 12 of the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

CBRE GROUP, INC.

Date: May 10, 2012	/s/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: May 10, 2012	/s/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)