Form 10-Q
period 2012-06-30
CBRE GROUP, INC.
filed 2012-08-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Class A common stock outstanding at July 31, 2012 was 328,219,385.

FORM 10-Q

June 30, 2012

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$731,202	$1,093,182
Restricted cash	64,328	67,138
Receivables, less allowance for doubtful accounts of $38,770 and $33,915 at June 30, 2012 and December 31, 2011, respectively	1,092,964	1,135,371
Warehouse receivables	423,681	720,061
Trading securities	79,115	151,484
Income taxes receivable	48,414	—
Prepaid expenses	110,538	111,879
Deferred tax assets, net	173,211	168,939
Real estate under development	37,426	30,617
Real estate and other assets held for sale	13,667	26,201
Available for sale securities	2,068	2,790
Other current assets	52,084	42,385

Total Current Assets	2,828,698	3,550,047
Property and equipment, net	299,310	295,488
Goodwill	1,816,040	1,828,407
Other intangible assets, net of accumulated amortization of $237,295 and $194,982 at June 30, 2012 and December 31, 2011, respectively	784,779	794,325
Investments in unconsolidated subsidiaries	210,115	166,832
Real estate under development	7,813	3,952
Real estate held for investment	432,585	403,698
Available for sale securities	55,136	34,605
Other assets, net	141,919	141,789

Total Assets	$6,576,395	$7,219,143

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$496,127	$574,136
Compensation and employee benefits payable	399,216	398,688
Accrued bonus and profit sharing	284,729	544,628
Securities sold, not yet purchased	63,833	98,810
Income taxes payable	—	28,368
Short-term borrowings:
Warehouse lines of credit	417,245	713,362
Revolving credit facility	52,838	44,825
Other	4,692	16

Total short-term borrowings	474,775	758,203
Current maturities of long-term debt	68,060	67,838
Notes payable on real estate	139,410	146,120
Liabilities related to real estate and other assets held for sale	6,939	21,482
Other current liabilities	45,369	42,375

Total Current Liabilities	1,978,458	2,680,648
Long-Term Debt:
Senior secured term loans	1,584,774	1,615,773
11.625% senior subordinated notes, net of unamortized discount of $10,253 and $10,984 at June 30, 2012 and December 31, 2011, respectively	439,747	439,016
6.625% senior notes	350,000	350,000
Other long-term debt	57	59

Total Long-Term Debt	2,374,578	2,404,848
Notes payable on real estate	243,334	206,339
Deferred tax liabilities, net	158,707	148,969
Non-current tax liabilities	86,062	79,927
Pension liability	60,627	60,860
Other liabilities	239,687	220,389

Total Liabilities	5,141,453	5,801,980
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 328,219,385 and 327,972,156 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,282	3,280
Additional paid-in capital	908,657	882,141
Accumulated earnings	527,347	424,499
Accumulated other comprehensive loss	(184,424)	(158,439)

Total CBRE Group, Inc. Stockholders’ Equity	1,254,862	1,151,481
Non-controlling interests	180,080	265,682

Total Equity	1,434,942	1,417,163

Total Liabilities and Equity	$6,576,395	$7,219,143

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$1,601,117	$1,422,218	$2,951,106	$2,607,323
Costs and expenses:
Cost of services	908,143	839,822	1,695,699	1,553,577
Operating, administrative and other	482,377	432,856	923,099	809,881
Depreciation and amortization	38,336	25,385	84,793	48,563

Total costs and expenses	1,428,856	1,298,063	2,703,591	2,412,021
Gain on disposition of real estate	439	6,027	1,248	7,999

Operating income	172,700	130,182	248,763	203,301
Equity income from unconsolidated subsidiaries	2,609	17,068	16,995	32,247
Other (loss) income	(2,104)	—	4,484	—
Interest income	1,585	1,902	3,888	4,570
Interest expense	44,411	34,216	88,392	67,934

Income from continuing operations before provision for income taxes	130,379	114,936	185,738	172,184
Provision for income taxes	54,780	46,336	80,193	69,742

Income from continuing operations	75,599	68,600	105,545	102,442
Income from discontinued operations, net of income taxes	—	6,267	—	16,911

Net income	75,599	74,867	105,545	119,353
Less: Net (loss) income attributable to non-controlling interests	(274)	13,644	2,697	23,761

Net income attributable to CBRE Group, Inc.	$75,873	$61,223	$102,848	$95,592

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.24	$0.19	$0.32	$0.30
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	—

Net income attributable to CBRE Group, Inc.	$0.24	$0.19	$0.32	$0.30

Weighted average shares outstanding for basic income per share	320,852,344	317,698,275	320,761,873	317,133,967

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.23	$0.19	$0.32	$0.30
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	—

Net income attributable to CBRE Group, Inc.	$0.23	$0.19	$0.32	$0.30

Weighted average shares outstanding for diluted income per share	326,081,681	324,093,042	325,910,274	323,510,069

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$75,873	$61,223	$102,848	$95,592
Income from discontinued operations, net of tax	—	—	—	—

Net income	$75,873	$61,223	$102,848	$95,592

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$75,599	$74,867	$105,545	$119,353
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(40,181)	15,550	(21,659)	45,545
Unrealized losses on interest rate swaps and interest rate caps, net	(5,614)	(7,833)	(4,360)	(6,777)
Unrealized (losses) gains on available for sale securities, net	(1,100)	89	(186)	183
Other, net	333	909	(167)	323

Total other comprehensive (loss) income	(46,562)	8,715	(26,372)	39,274
Comprehensive income	29,037	83,582	79,173	158,627
Less: Comprehensive (loss) income attributable to non-controlling interests	(857)	14,116	2,310	24,591

Comprehensive income attributable to CBRE Group, Inc.	$29,894	$69,466	$76,863	$134,036

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,545	$119,353
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	84,793	49,088
Amortization of financing costs	4,643	3,241
Gain on sale of loans, servicing rights and other assets	(43,776)	(25,437)
Net realized and unrealized gains from investments	(4,484)	—
Gain on disposition of real estate held for investment	—	(19,695)
Equity income from unconsolidated subsidiaries	(16,995)	(32,247)
Provision for doubtful accounts	6,842	6,830
Compensation expense related to stock options and non-vested stock awards	22,606	21,292
Incremental tax benefit from stock options exercised	(861)	(14,495)
Distribution of earnings from unconsolidated subsidiaries	8,017	11,855
Tenant concessions received	8,428	11,807
Purchase of trading securities	(121,412)	—
Proceeds from sale of trading securities	125,412	—
Proceeds from securities sold, not yet purchased	86,059	—
Securities purchased to cover short sales	(73,250)	—
Decrease in receivables	17,010	4,131
Increase in prepaid expenses and other assets	(10,831)	(4,523)
(Increase) decrease in real estate held for sale and under development	(9,378)	32,525
Decrease in accounts payable and accrued expenses	(47,455)	(34,955)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(284,895)	(256,597)
Increase in income taxes receivable/payable	(62,527)	(28,245)
Increase in other liabilities	5,721	400
Other operating activities, net	(871)	(718)

Net cash used in operating activities	(201,659)	(156,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,705)	(47,148)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(183)	(41,075)
Contributions to unconsolidated subsidiaries	(48,518)	(17,094)
Distributions from unconsolidated subsidiaries	11,583	34,988
Net proceeds from disposition of real estate held for investment	—	109,667
Additions to real estate held for investment	(2,562)	(6,315)
Proceeds from the sale of servicing rights and other assets	13,490	11,416
Decrease in restricted cash	2,909	3,974
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	(73,187)	—
Other investing activities, net	1,626	(704)

Net cash (used in) provided by investing activities	(133,547)	47,709

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	400,000
Repayment of senior secured term loans	(33,966)	(19,000)
Proceeds from revolving credit facility	23,222	744,733
Repayment of revolving credit facility	(15,230)	(652,000)
Proceeds from notes payable on real estate held for investment	4,515	3,551
Repayment of notes payable on real estate held for investment	(9,727)	(91,471)
Proceeds from notes payable on real estate held for sale and under development	6,146	1,665
Repayment of notes payable on real estate held for sale and under development	(1,394)	(26,594)
Proceeds from short-term borrowings	4,683	—
Proceeds from exercise of stock options	3,137	4,858
Incremental tax benefit from stock options exercised	861	14,495
Non-controlling interests contributions	15,909	8,630
Non-controlling interests distributions	(24,080)	(30,679)
Payment of financing costs	(55)	(18,454)
Other financing activities, net	(58)	(91)

Net cash (used in) provided by financing activities	(26,037)	339,643
Effect of currency exchange rate changes on cash and cash equivalents	(737)	14,573

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(361,980)	245,535
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,093,182	506,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$731,202	$752,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$81,320	$68,221

Income tax payments, net	$143,350	$95,744

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2011	$3,280	$882,141	$424,499	$(158,439)	$265,682	$1,417,163
Net income	—	—	102,848	—	2,697	105,545
Stock options exercised (including tax benefit)	4	3,994	—	—	—	3,998
Compensation expense for stock options and non-vested stock awards	—	22,606	—	—	—	22,606
Foreign currency translation loss	—	—	—	(21,272)	(387)	(21,659)
Unrealized losses on interest rate swaps and interest rate caps, net	—	—	—	(4,360)	—	(4,360)
Unrealized losses on available for sale securities, net	—	—	—	(186)	—	(186)
Contributions from non-controlling interests	—	—	—	—	15,909	15,909
Distributions to non-controlling interests	—	—	—	—	(24,080)	(24,080)
Deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	—	—	—	(91,580)	(91,580)
Other	(2)	(84)	—	(167)	11,839	11,586

Balance at June 30, 2012	$3,282	$908,657	$527,347	$(184,424)	$180,080	$1,434,942

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2012. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2011.

2. New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB Accounting Standards Codification (ASC) Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales, to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

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

The following represents a summary of the purchase price for the REIM Acquisitions (dollars in thousands):

Purchase of CRES on July 1, 2011	$324,072
Purchase of CRES co-investments on July 1, 2011	58,566
Purchase of ING REIM Asia on October 3, 2011	45,315
Purchase of ING REIM Europe on October 31, 2011	442,543

Total purchase price	$870,496

Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. As of June 30, 2012, there is a possibility of an additional closing of approximately $80 million and co-investments of up to $20 million in the future related to our acquisition of ING REIM Europe.

In connection with our acquisition of CRES, we acquired CRES co-investments from ING in three funds (CRES Funds) for an aggregate purchase price of $58.6 million, which has been included above. We determined that the CRES Funds were not variable interest entities and accordingly determined the method of accounting based upon voting control. The limited partners/members of the CRES Funds lack substantive rights that would overcome our presumption of control. Accordingly, we began consolidating the CRES Funds as of the acquisition date of July 1, 2011. Included in the consolidation of the CRES Funds on July 1, 2011 was $182.9 million of non-controlling interests. In connection with the REIM Acquisitions, we also acquired three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million on October 3, 2011 and several ING REIM Europe co-investments, including one for $7.4 million on October 31, 2011, and nine additional co-investments for an aggregate amount of $34.8 million during the six months ended June 30, 2012.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2012, one of the CRES Funds (CBRE Clarion U.S., L.P.) was converted to a registered mutual fund, the CBRE Clarion Long/Short Fund (the Fund). As a result of this triggering event, we determined that the Fund became a variable interest entity and that we were not the primary beneficiary. Accordingly, in the first quarter of 2012, the Fund was deconsolidated from our consolidated financial statements and we recorded an investment in available for sale securities of $14.3 million. No gain or loss was recognized in our consolidated statement of operations as a result of this deconsolidation. We continue to act as the Fund’s adviser, make investment decisions for the Fund and review, supervise and administer the Fund’s investment program.

The preliminary purchase accounting adjustments related to the REIM Acquisitions have been recorded in the accompanying consolidated financial statements. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, primarily income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date.

Unaudited pro forma results, assuming the REIM Acquisitions had occurred as of January 1, 2011 for purposes of the 2011 pro forma disclosures, are presented below. They include certain adjustments for the three and six months ended June 30, 2011, including $6.4 million and $12.8 million, respectively, of increased amortization expense as a result of intangible assets acquired in the REIM Acquisitions, $8.0 million and $16.2 million, respectively, of additional interest expense as a result of debt incurred to finance the REIM Acquisitions, the removal of $5.1 million and $12.7 million, respectively, of direct costs incurred by us and ING related to the REIM Acquisitions, and the tax impact of the pro forma adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the REIM Acquisitions occurred on January 1, 2011 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$1,505,281	$2,767,756
Operating income	$147,274	$236,242
Net income attributable to CBRE Group, Inc.	$69,938	$112,692
Basic income per share	$0.22	$0.36
Weighted average shares outstanding for basic income per share	317,698,275	317,133,967
Diluted income per share	$0.22	$0.35
Weighted average shares outstanding for diluted income per share	324,093,042	323,510,069

4. Variable Interest Entities (VIEs)

A consolidated subsidiary (the Venture) in our Global Investment Management segment has sponsored investments by third-party investors in certain commercial properties through the formation of tenant-in-common limited liability companies and Delaware Statutory Trusts (collectively referred to as the Entities) that are owned by the third-party investors. The Venture also has formed and is a member of a limited liability company for each property that serves as master tenant (Master Tenant). Each Master Tenant leases the property from the Entities through a master lease agreement. Pursuant to the master lease agreements, the Master Tenant has the power to direct the day-to-day asset management activities that most significantly impact the economic performance of the Entities. As a result, the Entities were deemed to be VIEs since the third-party investors holding the equity investment at risk in the Entities do not direct the day-to-day activities that most significantly impact the

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

economic performance of the properties held by the Entities. An additional Entity was consolidated during the six months ended June 30, 2012. The related real estate assets held for investment were $26.5 million, nonrecourse mortgage notes payable were $15.9 million and non-controlling interests were $10.7 million as of June 30, 2012.

The Venture has made and may continue to make voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves. As of the most recent reconsideration date, such financial support has been significant enough that the Venture was deemed to be the primary beneficiary of each Entity. During both the six months ended June 30, 2012 and 2011, the Venture funded $0.2 million of financial support to the Entities.

Operating results relating to the Entities for the three and six months ended June 30, 2012 and 2011 include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$3,720	$7,253	$6,594	$15,818
Operating, administrative and other expenses	$2,359	$4,373	$4,025	$8,088
Income from discontinued operations, net of income taxes	$—	$6,267	$—	$16,911
Net (loss) income attributable to non-controlling interests	$(1,170)	$4,091	$(2,017)	$13,068

Investments in real estate of $86.5 million and $61.3 million and nonrecourse mortgage notes payable of $77.2 million ($17.2 million of which is current) and $60.9 million ($1.2 million of which is current) are included in real estate held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively. In addition, non-controlling interests of $10.8 million and $1.6 million in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively, are attributable to the Entities.

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of June 30, 2012 and December 31, 2011, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Investments in unconsolidated subsidiaries	$46,490	$15,483
Available for sale securities	14,363	—
Other assets, current	3,016	—
Co-investment commitments	7,303	37,019

Maximum exposure to loss	$71,172	$52,502

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

There were no significant transfers in and out of Level 1 and Level 2 during the three and six months ended June 30, 2012 and 2011.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$10,378	$—	$—	$10,378
Debt securities issued by U.S. federal agencies	—	3,158	—	3,158
Corporate debt securities	—	8,782	—	8,782
Asset-backed securities	—	5,534	—	5,534
Collateralized mortgage obligations	—	3,325	—	3,325

Total debt securities	10,378	20,799	—	31,177
Equity securities	26,027	—	—	26,027

Total available for sale securities	36,405	20,799	—	57,204
Trading securities	79,115	—	—	79,115
Warehouse receivables	—	423,681	—	423,681

Total assets at fair value	$115,520	$444,480	$—	$560,000

Liabilities
Securities sold, not yet purchased	$63,833	$—	$—	$63,833
Interest rate swaps	—	47,024	—	47,024

Total liabilities at fair value	$63,833	$47,024	$—	$110,857

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The trading securities and securities sold, not yet purchased are primarily in the United States (U.S.) and are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and asked prices on such date.

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At June 30, 2012 and December 31, 2011, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying warehouse lines of credit. These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2012, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2012 and 2011.

FASB ASC Topic 825, “Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Our financial instruments, excluding those included in the preceding fair value tables above, are as follows:

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

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $1.6 billion at June 30, 2012. Their actual carrying value totaled $1.7 billion at June 30, 2012 (see Note 10).

11.625% Senior Subordinated Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 11.625% senior subordinated notes was $499.1 million at June 30, 2012. Their actual carrying value totaled $439.7 million at June 30, 2012.

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $371.4 million at June 30, 2012. Their actual carrying value totaled $350.0 million at June 30, 2012.

Notes Payable on Real Estate: As of June 30, 2012, the carrying value of our notes payable on real estate was $389.5 million (see Note 9). These borrowings mostly have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $13.6 million of these notes payable are recourse to us as of June 30, 2012.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Global Investment Management:
Revenue	$200,895	$158,903	$371,615	$299,155
Operating income (loss)	$170,322	$(8,636)	$159,848	$(43,298)
Net income (loss)	$93,872	$(20,102)	$137,078	$(70,267)
Development Services:
Revenue	$23,659	$28,167	$41,640	$47,581
Operating income	$6,048	$37,424	$32,480	$76,797
Net (loss) income	$(981)	$26,689	$19,971	$59,131
Other:
Revenue	$38,456	$32,417	$69,977	$66,802
Operating income	$4,682	$4,643	$7,729	$8,433
Net income	$5,533	$4,640	$8,649	$8,499
Total:
Revenue	$263,010	$219,487	$483,232	$413,538
Operating income	$181,052	$33,431	$200,057	$41,932
Net income (loss)	$98,424	$11,227	$165,698	$(2,637)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Assets:
Real estate held for sale (see Note 8)	$13,123	$21,833
Other current assets	282	531
Other assets	262	3,837

Total real estate and other assets held for sale	13,667	26,201
Liabilities:
Notes payable on real estate held for sale (see Note 9)	6,727	20,453
Accounts payable and accrued expenses	96	891
Other current liabilities	60	8
Other liabilities	56	130

Total liabilities related to real estate and other assets held for sale	6,939	21,482

Net real estate and other assets held for sale	$6,728	$4,719

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

	June 30, 2012	December 31, 2011
Real estate included in assets held for sale (see Note 7)	$13,123	$21,833
Real estate under development (current)	37,426	30,617
Real estate under development (non-current)	7,813	3,952
Real estate held for investment (1)	432,585	403,698

Total real estate (2)	$490,947	$460,100

(1)	Net of accumulated depreciation of $47.5 million and $40.7 million at June 30, 2012 and December 31, 2011, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $8.4 million and $1.8 million, respectively, at June 30, 2012 and $8.7 million and $2.0 million, respectively, at December 31, 2011. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Current portion of notes payable on real estate	$139,410	$146,120
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	6,727	20,453

Total notes payable on real estate, current portion	146,137	166,573
Notes payable on real estate, non-current portion	243,334	206,339

Total notes payable on real estate	$389,471	$372,912

At both June 30, 2012 and December 31, 2011, $11.2 million of the non-current portion of notes payable on real estate and $2.4 million of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

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

As of June 30, 2012, our Credit Agreement provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015; (3) a £187.0 million (approximately $300.0 million) tranche A-1 term loan facility requiring quarterly principal payments, which began on December 30, 2011 and continue through March 31, 2016, with the balance payable on May 10, 2016; (4) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; (5) a $400.0 million tranche C term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through December 31, 2017, with the balance payable on March 4, 2018; (6) a $400.0 million tranche D term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through June 30, 2019, with the balance payable on September 4, 2019 and (7) an accordion provision which provides the ability to borrow additional funds under an incremental facility. The incremental facility is equivalent to the sum of $800.0 million and the aggregate amount of all repayments of term loans and permanent reductions of revolver commitments under the Credit Agreement.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of June 30, 2012 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2012 and December 31, 2011, we had $52.8 million and $44.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.7% and 4.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2012, letters of credit totaling $17.2 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of June 30, 2012 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of June 30, 2012 and December 31, 2011, we had $288.8 million and $306.3 million, respectively, of tranche A term loan facility principal outstanding, $277.3 million and $285.1 million, respectively, of tranche A-1 term loan facility principal outstanding, $294.7 million and $296.3 million, respectively, of tranche B term loan facility principal outstanding, $396.0 million and $398.0 million, respectively, of tranche C term loan facility principal outstanding and $396.0 million and $398.0 million, respectively, of tranche D term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three and six months ended June 30, 2012 and 2011. We recorded net losses of $9.2 million and $7.1 million, respectively, during the three and six

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

months ended June 30, 2012 and $13.2 million and $11.5 million, respectively, during the three and six months ended June 30, 2011 to other comprehensive loss in relation to these interest rate swap agreements. As of June 30, 2012 and December 31, 2011, the fair values of these interest rate swap agreements were reflected as a $47.0 million liability and a $39.9 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

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

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 11.13x for the trailing twelve months ended June 30, 2012 and our leverage ratio of total debt less available cash to EBITDA was 1.76x as of June 30, 2012.

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

We had outstanding letters of credit totaling $16.6 million as of June 30, 2012, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through July 2013.

We had guarantees totaling $33.3 million as of June 30, 2012, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $33.3 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (U.K.) (in excess of our outstanding pension liability of $60.6 million as of June 30, 2012), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through May 2014, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2012, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $4.3 billion at June 30, 2012. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $514.0 million at June 30, 2012. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2012 and December 31, 2011, CBRE MCI had $6.5 million and $4.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $8.0 million and $6.4 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $254.7 million (including $164.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2012.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2012, we had aggregate commitments of $30.3 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2012, we had committed to fund $15.5 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$75,873	$61,223	$102,848	$95,592
Weighted average shares outstanding for basic income per share	320,852,344	317,698,275	320,761,873	317,133,967

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.24	$0.19	$0.32	$0.30

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$75,873	$61,223	$102,848	$95,592
Weighted average shares outstanding for basic income per share	320,852,344	317,698,275	320,761,873	317,133,967
Dilutive effect of contingently issuable shares	3,520,310	4,040,084	3,376,807	3,776,379
Dilutive effect of stock options	1,709,027	2,354,683	1,771,594	2,599,723

Weighted average shares outstanding for diluted income per share	326,081,681	324,093,042	325,910,274	323,510,069

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.23	$0.19	$0.32	$0.30

For the three and six months ended June 30, 2012, 47,974 and 43,494 contingently issuable shares, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2012, options to purchase 103,423 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$3,898	$4,209	$7,758	$8,322
Expected return on plan assets	(3,635)	(4,337)	(7,234)	(8,573)
Amortization of unrecognized net loss	587	345	1,168	682

Net periodic pension cost	$850	$217	$1,692	$431

We contributed $1.4 million and $2.9 million to fund our pension plans during the three and six months ended June 30, 2012, respectively. We expect to contribute a total of $5.9 million to fund our pension plans for the year ending December 31, 2012.

14. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the three and six months ended June 30, 2011 were reported in our Global Investment Management segment as follows (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Revenue	$1,355	$2,385
Costs and expenses:
Operating, administrative and other	852	1,234
Depreciation and amortization	234	525

Total costs and expenses	1,086	1,759
Gain on disposition of real estate	6,601	17,638

Operating income	6,870	18,264
Interest expense	603	1,353

Income from discontinued operations, before provision for income taxes	6,267	16,911
Provision for income taxes	—	—

Income from discontinued operations, net of income taxes	6,267	16,911
Less: Income from discontinued operations attributable to non-controlling interests	6,267	16,911

Income from discontinued operations attributable to CBRE Group, Inc.	$—	$—

CBRE GROUP, INC.

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Americas	$1,014,193	$897,828	$1,859,519	$1,647,943
EMEA	248,244	261,087	445,630	466,055
Asia Pacific	201,245	188,546	368,446	349,046
Global Investment Management	119,674	57,554	244,874	107,876
Development Services	17,761	17,203	32,637	36,403

	$1,601,117	$1,422,218	$2,951,106	$2,607,323

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EBITDA
Americas	$149,318	$115,375	$250,555	$193,503
EMEA	15,745	21,375	8,648	24,381
Asia Pacific	23,316	17,437	25,599	29,879
Global Investment Management	20,674	2,470	55,267	8,460
Development Services	2,762	9,438	12,269	22,916

	$211,815	$166,095	$352,338	$279,139

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net interest expense has been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Americas
Net income attributable to CBRE Group, Inc.	$60,664	$52,015	$94,231	$81,524
Add:
Depreciation and amortization	19,485	14,831	37,811	27,662
Interest expense	35,363	25,740	70,964	51,572
Royalty and management service income	(7,241)	(6,895)	(13,858)	(13,515)
Provision for income taxes	41,964	30,951	63,717	49,327
Less:
Interest income	917	1,267	2,310	3,067

EBITDA	$149,318	$115,375	$250,555	$193,503

EMEA
Net income (loss) attributable to CBRE Group, Inc.	$8,313	$10,541	$(1,063)	$10,392
Add:
Depreciation and amortization	3,202	2,253	6,493	4,515
Interest expense	2,095	18	4,563	157
Royalty and management service expense	3,176	3,422	5,784	6,153
Provision for income taxes	3,544	5,248	2,134	3,788
Less:
Interest income	4,585	107	9,263	624

EBITDA	$15,745	$21,375	$8,648	$24,381

Asia Pacific
Net income attributable to CBRE Group, Inc.	$10,804	$6,186	$7,669	$9,087
Add:
Depreciation and amortization	2,814	1,988	5,553	3,971
Interest expense	1,203	809	2,064	1,229
Royalty and management service expense	4,034	3,239	7,996	6,846
Provision for income taxes	4,834	5,745	2,835	9,535
Less:
Interest income	373	530	518	789

EBITDA	$23,316	$17,437	$25,599	$29,879

Global Investment Management
Net (loss) income attributable to CBRE Group, Inc.	$(1,925)	$(9,777)	$1,666	$(12,232)
Add:
Depreciation and amortization (1)	10,054	3,405	29,279	7,191
Interest expense (2)	7,460	5,688	13,819	10,453
Royalty and management service expense	31	234	78	516
Provision for income taxes	5,293	3,093	10,945	2,933
Less:
Interest income	239	173	520	401

EBITDA (3)	$20,674	$2,470	$55,267	$8,460

Development Services
Net (loss) income attributable to CBRE Group, Inc.	$(1,983)	$2,258	$345	$6,821
Add:
Depreciation and amortization	2,781	3,142	5,657	5,749
Interest expense	2,939	2,753	5,911	6,240
(Benefit of) provision for income taxes	(855)	1,299	562	4,159
Less:
Interest income	120	14	206	53

EBITDA	$2,762	$9,438	$12,269	$22,916

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Includes depreciation and amortization related to discontinued operations of $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively.
(2)	Includes interest expense related to discontinued operations of $0.6 million and $1.4 million for the three and six months ended June 30, 2011, respectively.
(3)	Includes EBITDA related to discontinued operations of $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively.

16. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011; condensed consolidating statements of operations for the three and six months ended June 30, 2012 and 2011; condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2012 and 2011; and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, of (a) CBRE Group, Inc. as the parent, (b) CBRE Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$94,893	$283,381	$352,923	$—	$731,202
Restricted cash	—	4,855	26,046	33,427	—	64,328
Receivables, net	—	—	458,953	634,011	—	1,092,964
Warehouse receivables (a)	—	—	423,681	—	—	423,681
Trading securities	—	—	96	79,019	—	79,115
Income taxes receivable	7,679	10,196	—	33,039	(2,500)	48,414
Prepaid expenses	—	2,229	44,660	63,649	—	110,538
Deferred tax assets, net	—	—	144,473	28,738	—	173,211
Real estate under development	—	—	—	37,426	—	37,426
Real estate and other assets held for sale	—	—	—	13,667	—	13,667
Available for sale securities	—	—	2,068	—	—	2,068
Other current assets	—	—	35,172	16,912	—	52,084

Total Current Assets	7,684	112,173	1,418,530	1,292,811	(2,500)	2,828,698
Property and equipment, net	—	—	203,117	96,193	—	299,310
Goodwill	—	—	1,005,003	811,037	—	1,816,040
Other intangible assets, net	—	—	517,518	267,261	—	784,779
Investments in unconsolidated subsidiaries	—	—	119,532	90,583	—	210,115
Investments in consolidated subsidiaries	1,627,847	2,089,599	1,216,333	—	(4,933,779)	—
Intercompany loan receivable	—	1,613,525	700,000	—	(2,313,525)	—
Real estate under development	—	—	—	7,813	—	7,813
Real estate held for investment	—	—	4,007	428,578	—	432,585
Available for sale securities	—	—	52,280	2,856	—	55,136
Other assets, net	—	45,270	48,166	48,483	—	141,919

Total Assets	$1,635,531	$3,860,567	$5,284,486	$3,045,615	$(7,249,804)	$6,576,395

Current Liabilities:
Accounts payable and accrued expenses	$—	$9,609	$117,950	$368,568	$—	$496,127
Compensation and employee benefits payable	—	626	241,146	157,444	—	399,216
Accrued bonus and profit sharing	—	—	165,375	119,354	—	284,729
Securities sold, not yet purchased	—	—	—	63,833	—	63,833
Income taxes payable	—	—	2,500	—	(2,500)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	417,245	—	—	417,245
Revolving credit facility	—	10,214	—	42,624	—	52,838
Other	—	—	16	4,676	—	4,692

Total short-term borrowings	—	10,214	417,261	47,300	—	474,775
Current maturities of long-term debt	—	46,000	—	22,060	—	68,060
Notes payable on real estate	—	—	—	139,410	—	139,410
Liabilities related to real estate and other assets held for sale	—	—	—	6,939	—	6,939
Other current liabilities	—	—	43,480	1,889	—	45,369

Total Current Liabilities	—	66,449	987,712	926,797	(2,500)	1,978,458
Long-Term Debt:
Senior secured term loans	—	1,329,500	—	255,274	—	1,584,774
11.625% senior subordinated notes, net	—	439,747	—	—	—	439,747
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	57	—	57
Intercompany loan payable	380,669	—	1,863,652	69,204	(2,313,525)	—

Total Long-Term Debt	380,669	2,119,247	1,863,652	324,535	(2,313,525)	2,374,578
Notes payable on real estate	—	—	—	243,334	—	243,334
Deferred tax liabilities, net	—	—	143,425	15,282	—	158,707
Non-current tax liabilities	—	—	81,426	4,636	—	86,062
Pension liability	—	—	—	60,627	—	60,627
Other liabilities	—	47,024	118,672	73,991	—	239,687

Total Liabilities	380,669	2,232,720	3,194,887	1,649,202	(2,316,025)	5,141,453
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,254,862	1,627,847	2,089,599	1,216,333	(4,933,779)	1,254,862
Non-controlling interests	—	—	—	180,080	—	180,080

Total Equity	1,254,862	1,627,847	2,089,599	1,396,413	(4,933,779)	1,434,942

Total Liabilities and Equity	$1,635,531	$3,860,567	$5,284,486	$3,045,615	$(7,249,804)	$6,576,395

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Bank of America (BofA), Fannie Mae As Soon As Pooled (ASAP) Program, Kemps Landing Capital Company, LLC (Kemps Landing), JP Morgan Chase Bank, N.A. (JP Morgan) and TD Bank, N.A. (TD Bank) lines of credit are pledged to BofA, Fannie Mae, Kemps Landing, JP Morgan and TD Bank, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$947,080	$654,037	$—	$1,601,117
Costs and expenses:
Cost of services	—	—	569,854	338,289	—	908,143
Operating, administrative and other	10,293	1,369	223,005	247,710	—	482,377
Depreciation and amortization	—	—	22,298	16,038	—	38,336

Total costs and expenses	10,293	1,369	815,157	602,037	—	1,428,856
Gain on disposition of real estate	—	—	—	439	—	439

Operating (loss) income	(10,293)	(1,369)	131,923	52,439	—	172,700
Equity income (loss) from unconsolidated subsidiaries	—	—	3,161	(552)	—	2,609
Other income (loss)	—	—	997	(3,101)	—	(2,104)
Interest income	—	23,585	726	1,384	(24,110)	1,585
Interest expense	—	35,943	22,797	9,781	(24,110)	44,411
Royalty and management service (income) expense	—	—	(8,551)	8,551	—	—
Income from consolidated subsidiaries	82,334	90,950	18,498	—	(191,782)	—

Income before (benefit of) provision for income taxes	72,041	77,223	141,059	31,838	(191,782)	130,379
(Benefit of) provision for income taxes	(3,832)	(5,111)	50,109	13,614	—	54,780

Net income	75,873	82,334	90,950	18,224	(191,782)	75,599
Less: Net loss attributable to non-controlling interests	—	—	—	(274)	—	(274)

Net income attributable to CBRE Group, Inc.	$75,873	$82,334	$90,950	$18,498	$(191,782)	$75,873

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$834,952	$587,266	$—	$1,422,218
Costs and expenses:
Cost of services	—	—	502,310	337,512	—	839,822
Operating, administrative and other	9,437	1,701	231,817	189,901	—	432,856
Depreciation and amortization	—	—	14,320	11,065	—	25,385

Total costs and expenses	9,437	1,701	748,447	538,478	—	1,298,063
Gain on disposition of real estate	—	—	—	6,027	—	6,027

Operating (loss) income	(9,437)	(1,701)	86,505	54,815	—	130,182
Equity income from unconsolidated subsidiaries	—	—	11,979	5,089	—	17,068
Interest income	—	26,492	400	2,039	(27,029)	1,902
Interest expense	—	25,979	27,656	7,610	(27,029)	34,216
Royalty and management service (income) expense	—	—	(7,988)	7,988	—	—
Income from consolidated subsidiaries	67,158	67,906	15,327	—	(150,391)	—

Income from continuing operations before (benefit of) provision for income taxes	57,721	66,718	94,543	46,345	(150,391)	114,936
(Benefit of) provision for income taxes	(3,502)	(440)	26,637	23,641	—	46,336

Net income from continuing operations	61,223	67,158	67,906	22,704	(150,391)	68,600
Income from discontinued operations, net of income taxes	—	—	—	6,267	—	6,267

Net income	61,223	67,158	67,906	28,971	(150,391)	74,867
Less: Net income attributable to non-controlling interests	—	—	—	13,644	—	13,644

Net income attributable to CBRE Group, Inc.	$61,223	$67,158	$67,906	$15,327	$(150,391)	$61,223

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,744,115	$1,206,991	$—	$2,951,106
Costs and expenses:
Cost of services	—	—	1,051,630	644,069	—	1,695,699
Operating, administrative and other	20,621	2,310	430,703	469,465	—	923,099
Depreciation and amortization	—	—	43,205	41,588	—	84,793

Total costs and expenses	20,621	2,310	1,525,538	1,155,122	—	2,703,591
Gain on disposition of real estate	—	—	—	1,248	—	1,248

Operating (loss) income	(20,621)	(2,310)	218,577	53,117	—	248,763
Equity income from unconsolidated subsidiaries	—	—	16,455	540	—	16,995
Other income	—	—	1,264	3,220	—	4,484
Interest income	—	46,662	1,701	2,161	(46,636)	3,888
Interest expense	—	71,734	45,449	17,845	(46,636)	88,392
Royalty and management service (income) expense	—	—	(16,412)	16,412	—	—
Income from consolidated subsidiaries	115,791	132,977	7,680	—	(256,448)	—

Income before (benefit of) provision for income taxes	95,170	105,595	216,640	24,781	(256,448)	185,738
(Benefit of) provision for income taxes	(7,678)	(10,196)	83,663	14,404	—	80,193

Net income	102,848	115,791	132,977	10,377	(256,448)	105,545
Less: Net income attributable to non-controlling interests	—	—	—	2,697	—	2,697

Net income attributable to CBRE Group, Inc.	$102,848	$115,791	$132,977	$7,680	$(256,448)	$102,848

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,531,087	$1,076,236	$—	$2,607,323
Costs and expenses:
Cost of services	—	—	923,270	630,307	—	1,553,577
Operating, administrative and other	19,242	1,888	440,240	348,511	—	809,881
Depreciation and amortization	—	—	26,605	21,958	—	48,563

Total costs and expenses	19,242	1,888	1,390,115	1,000,776	—	2,412,021
Gain on disposition of real estate	—	—	—	7,999	—	7,999

Operating (loss) income	(19,242)	(1,888)	140,972	83,459	—	203,301
Equity income from unconsolidated subsidiaries	—	—	28,427	3,820	—	32,247
Interest income	—	52,547	1,241	3,541	(52,759)	4,570
Interest expense	—	51,873	52,150	16,670	(52,759)	67,934
Royalty and management service (income) expense	—	—	(16,235)	16,235	—	—
Income from consolidated subsidiaries	107,697	108,461	20,757	—	(236,915)	—

Income from continuing operations before (benefit of) provision for income taxes	88,455	107,247	155,482	57,915	(236,915)	172,184
(Benefit of) provision for income taxes	(7,137)	(450)	47,021	30,308	—	69,742

Net income from continuing operations	95,592	107,697	108,461	27,607	(236,915)	102,442
Income from discontinued operations, net of income taxes	—	—	—	16,911	—	16,911

Net income	95,592	107,697	108,461	44,518	(236,915)	119,353
Less: Net income attributable to non-controlling interests	—	—	—	23,761	—	23,761

Net income attributable to CBRE Group, Inc.	$95,592	$107,697	$108,461	$20,757	$(236,915)	$95,592

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$75,873	$82,334	$90,950	$18,224	$(191,782)	$75,599
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(40,181)	—	(40,181)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(5,568)	—	(46)	—	(5,614)
Unrealized losses on available for sale securities, net	—	—	(922)	(178)	—	(1,100)
Other, net	—	—	333	—	—	333

Total other comprehensive loss	—	(5,568)	(589)	(40,405)	—	(46,562)
Comprehensive income (loss)	75,873	76,766	90,361	(22,181)	(191,782)	29,037
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(857)	—	(857)

Comprehensive income (loss) attributable to CBRE Group, Inc.	$75,873	$76,766	$90,361	$(21,324)	$(191,782)	$29,894

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$61,223	$67,158	$67,906	$28,971	$(150,391)	$74,867
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	15,550	—	15,550
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	—	(7,843)	—	10	—	(7,833)
Unrealized gains on available for sale securities, net	—	—	89	—	—	89
Other, net	—	—	909	—	—	909

Total other comprehensive (loss) income	—	(7,843)	998	15,560	—	8,715
Comprehensive income	61,223	59,315	68,904	44,531	(150,391)	83,582
Less: Comprehensive income attributable to non-controlling interests	—	—	—	14,116	—	14,116

Comprehensive income attributable to CBRE Group, Inc.	$61,223	$59,315	$68,904	$30,415	$(150,391)	$69,466

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$102,848	$115,791	$132,977	$10,377	$(256,448)	$105,545
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(21,659)	—	(21,659)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(4,316)	—	(44)	—	(4,360)
Unrealized losses on available for sale securities, net	—	—	(8)	(178)	—	(186)
Other, net	—	—	(167)	—	—	(167)

Total other comprehensive loss	—	(4,316)	(175)	(21,881)	—	(26,372)
Comprehensive income (loss)	102,848	111,475	132,802	(11,504)	(256,448)	79,173
Less: Comprehensive income attributable to non-controlling interests	—	—	—	2,310	—	2,310

Comprehensive income (loss) attributable to CBRE Group, Inc.	$102,848	$111,475	$132,802	$(13,814)	$(256,448)	$76,863

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$95,592	$107,697	$108,461	$44,518	$(236,915)	$119,353
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	45,545	—	45,545
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	—	(6,813)	—	36	—	(6,777)
Unrealized gains on available for sale securities, net	—	—	183	—	—	183
Other, net	—	—	323	—	—	323

Total other comprehensive (loss) income	—	(6,813)	506	45,581	—	39,274
Comprehensive income	95,592	100,884	108,967	90,099	(236,915)	158,627
Less: Comprehensive income attributable to non-controlling interests	—	—	—	24,591	—	24,591

Comprehensive income attributable to CBRE Group, Inc.	$95,592	$100,884	$108,967	$65,508	$(236,915)	$134,036

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$17,510	$(19,932)	$(123,215)	$(76,022)	$(201,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(20,012)	(18,693)	(38,705)
Acquisition of business, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(177)	(6)	(183)
Contributions to unconsolidated subsidiaries	—	—	(13,031)	(35,487)	(48,518)
Distributions from unconsolidated subsidiaries	—	—	8,034	3,549	11,583
Additions to real estate held for investment	—	—	—	(2,562)	(2,562)
Proceeds from the sale of servicing rights and other assets	—	—	13,451	39	13,490
(Increase) decrease in restricted cash	—	(10)	(4,219)	7,138	2,909
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P.	—	—	—	(73,187)	(73,187)
Other investing activities, net	—	—	1,626	—	1,626

Net cash used in investing activities	—	(10)	(14,328)	(119,209)	(133,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(23,000)	—	(10,966)	(33,966)
Proceeds from revolving credit facility	—	—	—	23,222	23,222
Repayment of revolving credit facility	—	—	—	(15,230)	(15,230)
Proceeds from notes payable on real estate held for investment	—	—	—	4,515	4,515
Repayment of notes payable on real estate held for investment	—	—	—	(9,727)	(9,727)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	6,146	6,146
Repayment of notes payable on real estate held for sale and under development	—	—	—	(1,394)	(1,394)
Proceeds from short-term borrowings	—	—	—	4,683	4,683
Proceeds from exercise of stock options	3,137	—	—	—	3,137
Incremental tax benefit from stock options exercised	861	—	—	—	861
Non-controlling interests contributions	—	—	—	15,909	15,909
Non-controlling interests distributions	—	—	—	(24,080)	(24,080)
Payment of financing costs	—	(15)	—	(40)	(55)
(Increase) decrease in intercompany receivables, net	(21,461)	(160,520)	45,748	136,233	—
Other financing activities, net	(47)	—	—	(11)	(58)

Net cash (used in) provided by financing activities	(17,510)	(183,535)	45,748	129,260	(26,037)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(737)	(737)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(203,477)	(91,795)	(66,708)	(361,980)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	298,370	375,176	419,631	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$94,893	$283,381	$352,923	$731,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$67,734	$7	$13,579	$81,320

Income tax payments, net	$—	$—	$91,754	$51,596	$143,350

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

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended June 30, 2012 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the world’s largest commercial real estate services firm, based on 2011 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2011, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 34,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. We have been the only commercial real estate services company in the S&P 500 since 2006, and in the Fortune 500 since 2008. In 2012, for the second year in a row, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and in 2011, we achieved the highest brand reputation ranking among all commercial real estate companies in a survey of Wall Street Journal subscribers. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for six consecutive years, including 2011 when we ranked 4th overall and were the highest ranked commercial real estate services company.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, decreasing demand for real estate, falling real estate values, or the public perception that any of these events may occur, will negatively affect the performance of some or all of our business lines. From late 2007 through 2009, the severe global economic downturn and credit market crisis had significant adverse effects on our operations and reduced our revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets. These negative trends began to reverse in 2010 and 2011 as commercial real estate markets improved in step with the stabilization and recovery of global economic activity.

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with our revenue performance. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, as they were in 2008 and 2009, we have moved decisively to improve financial performance by lowering operating expenses. As general economic conditions and our financial performance improved, we restored certain expenses beginning in 2010. Notwithstanding the ongoing market recovery, a return of adverse global and regional economic trends remains one of the most significant risks to the performance of our operations and our financial condition.

Economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and to improve later that year following a return to positive economic growth in the United States. The recovery continued at a slow pace in 2011 and 2012, as vacancy rates dipped moderately, rental rates stabilized or edged up slightly, credit became more readily available and property sales and leasing activity increased. However, market activity has remained well below levels experienced in 2006 and 2007.

In Europe, weakened market conditions first began to manifest in the United Kingdom in late 2007 and in countries on the continent in early 2008. The major European economies also fell into recession in 2008, which deepened and persisted throughout 2009. Economic activity improved in 2010, but began to wane again in 2011 and 2012, due to the effects of the European sovereign debt crisis. As a result, since 2011, economic growth in Europe has lagged behind other parts of the world. While rents have essentially remained flat, leasing velocity has slowed in many major markets in Europe. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. Investment sales recovered in Europe in 2010, particularly in larger markets. However, activity across most of Europe peaked in 2011, then weakened and remained weak in the first half of 2012.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in the region in 2008 and most of 2009. Transaction activity revived significantly in late 2009, reflecting strong economic growth, and improved through 2010 and most of 2011. However, transaction activity moderated in the later part of 2011 and in 2012, reflecting slower domestic economic activity, particularly in China, and the effects of heightened global economic uncertainty stemming in large part from the European sovereign debt crisis.

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

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions, which we refer to as the REIM Acquisitions, ING REIM became part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary, CBRE Global Investors, an independently operated business segment). The ING transaction was highly complementary, with little overlap in client base and different investment strategies. CBRE Global Investors traditionally focused on value-add funds and separate accounts. ING REIM primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM managed value-add and opportunistic funds. The combined entity provides us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

On July 1, 2011, we completed the acquisition of CRES for $324.1 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for $442.5 million and one co-investment from ING for $7.4 million. During the six months ended June 30, 2012, we also funded nine additional co-investments for an aggregate amount of $34.8 million related to ING REIM Europe. Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. There is a possibility of an additional closing of approximately $80 million and further co-investments of up to $20 million in the future related to our acquisition of ING REIM Europe.

As of June 30, 2012, CBRE Global Investors’ assets under management, or AUM, totaled $91.2 billion. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. From 2005 to 2008, we completed 58 in-fill acquisitions for an aggregate purchase price of approximately $592 million. Because of the economic downturn, no acquisitions were completed in 2009 and 2010, except for a small niche industrial practice in the United Kingdom acquired in the second quarter of 2010 and a small commercial property asset management and consultancy services firm in Hong Kong acquired in the fourth quarter of 2010. In 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands. In the second quarter of 2012, we completed one in-fill acquisition, acquiring our former affiliate company in Turkey. As market conditions continue to improve, we believe acquisitions may once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through June 30, 2012, we incurred $258.9 million of transaction-related expenditures and integration costs in connection with the Trammell Crow Company Acquisition. In addition, through June 30, 2012, we incurred $89.3 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions. As with prior material acquisitions, we anticipate incurring significant integration expenses associated with the REIM Acquisitions in 2012 and beyond. We expect the total transaction costs relating to the REIM Acquisitions, including retention and integration costs, to be approximately $150 million.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of June 30, 2012, our total debt, excluding our notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $2.5 billion.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies as of June 30, 2012.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenue	$1,601,117	100.0%	$1,422,218	100.0%	$2,951,106	100.0%	$2,607,323	100.0%
Costs and expenses:
Cost of services	908,143	56.7	839,822	59.1	1,695,699	57.5	1,553,577	59.6
Operating, administrative and other	482,377	30.1	432,856	30.4	923,099	31.3	809,881	31.1
Depreciation and amortization	38,336	2.4	25,385	1.8	84,793	2.9	48,563	1.8

Total costs and expenses	1,428,856	89.2	1,298,063	91.3	2,703,591	91.7	2,412,021	92.5
Gain on disposition of real estate	439	—	6,027	0.5	1,248	0.1	7,999	0.3

Operating income	172,700	10.8	130,182	9.2	248,763	8.4	203,301	7.8
Equity income from unconsolidated subsidiaries	2,609	0.1	17,068	1.2	16,995	0.6	32,247	1.2
Other (loss) income	(2,104)	(0.1)	—	—	4,484	0.2	—	—
Interest income	1,585	0.1	1,902	0.1	3,888	0.1	4,570	0.2
Interest expense	44,411	2.8	34,216	2.4	88,392	3.0	67,934	2.6

Income from continuing operations before provision for income taxes	130,379	8.1	114,936	8.1	185,738	6.3	172,184	6.6
Provision for income taxes	54,780	3.4	46,336	3.3	80,193	2.7	69,742	2.7

Income from continuing operations	75,599	4.7	68,600	4.8	105,545	3.6	102,442	3.9
Income from discontinued operations, net of income taxes	—	—	6,267	0.5	—	—	16,911	0.7

Net income	75,599	4.7	74,867	5.3	105,545	3.6	119,353	4.6
Less: Net (loss) income attributable to non-controlling interests	(274)	—	13,644	1.0	2,697	0.1	23,761	0.9

Net income attributable to CBRE Group, Inc.	$75,873	4.7%	$61,223	4.3%	$102,848	3.5%	$95,592	3.7%

EBITDA (1)	$211,815	13.2%	$166,095	11.7%	$352,338	11.9%	$279,139	10.7%

EBITDA, as adjusted (1)	$220,948	13.8%	$172,367	12.1%	$371,436	12.6%	$292,922	11.2%

(1)	Includes EBITDA related to discontinued operations of $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to CBRE Group, Inc.	$75,873	$61,223	$102,848	$95,592
Add:
Depreciation and amortization (1)	38,336	25,619	84,793	49,088
Interest expense (2)	44,411	34,819	88,392	69,287
Provision for income taxes	54,780	46,336	80,193	69,742
Less:
Interest income	1,585	1,902	3,888	4,570

EBITDA (3)	$211,815	$166,095	$352,338	$279,139
Adjustments:
Integration and other costs related to acquisitions	9,133	6,272	19,098	13,783

EBITDA, as adjusted (3)	$220,948	$172,367	$371,436	$292,922

(1)	Includes depreciation and amortization related to discontinued operations of $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively.
(2)	Includes interest expense related to discontinued operations of $0.6 million and $1.4 million for the three and six months ended June 30, 2011, respectively.
(3)	Includes EBITDA related to discontinued operations of $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

We reported consolidated net income of $75.9 million for the three months ended June 30, 2012 on revenue of $1.6 billion as compared to consolidated net income of $61.2 million on revenue of $1.4 billion for the three months ended June 30, 2011.

Our revenue on a consolidated basis for the three months ended June 30, 2012 increased by $178.9 million, or 12.6%, as compared to the three months ended June 30, 2011. This increase was driven by contributions from the REIM Acquisitions acquired in the second half of 2011. Increased commercial mortgage brokerage activity (up 35.8%) in our Americas segment as well as higher worldwide sales (up 15.7%) and outsourcing activity (up 9.9%) also contributed to the variance. Foreign currency translation had a $46.2 million negative impact on total revenue during the three months ended June 30, 2012.

Our cost of services on a consolidated basis increased by $68.3 million, or 8.1%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily due to higher salaries and related costs associated with our global property and facilities management contracts. In addition, our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $23.2 million positive impact on cost of services during the three months ended June 30, 2012. Cost of services as a percentage of revenue decreased from 59.1% for the three months ended June 30, 2011 to 56.7% for the three months ended June 30, 2012, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable in the current year as a result of the REIM Acquisitions. In addition, all costs associated with the ING REIM businesses are included in operating, administrative and other expenses.

Our operating, administrative and other expenses on a consolidated basis increased by $49.5 million, or 11.4%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Foreign currency translation had a $16.2 million positive impact on total operating expenses during the three months ended June 30, 2012. Operating expenses as a percentage of revenue decreased slightly to 30.1% for the three months ended June 30, 2012 from 30.4% for the three months ended June 30, 2011.

Our depreciation and amortization expense on a consolidated basis increased by $13.0 million, or 51.0%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the REIM Acquisitions. Higher depreciation expense in our Americas segment also contributed to the increase.

Our gain on disposition of real estate on a consolidated basis was $0.4 million for the three months ended June 30, 2012 as compared to $6.0 million for the three months ended June 30, 2011. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $14.5 million, or 84.7%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the prior year, which did not occur to the same extent in the current year.

Our other loss on a consolidated basis was $2.1 million for the three months ended June 30, 2012 and was reported within our Global Investment Management segment. This loss represented net realized and unrealized losses related to trading securities, which we acquired in our acquisition of CRES.

Our consolidated interest income decreased by $0.3 million, or 16.7%, as compared to the three months ended June 30, 2011. This decrease was mainly driven by lower interest income reported in our Americas segment in the current year.

Our consolidated interest expense increased by $10.2 million, or 29.8%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was primarily due to higher interest expense attributable to additional borrowings made to finance the REIM Acquisitions and the British pound sterling A-1 term loan facility entered into in the fourth quarter of 2011.

Our provision for income taxes on a consolidated basis was $54.8 million for the three months ended June 30, 2012 as compared to $46.3 million for the three months ended June 30, 2011. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 41.9% for the three months ended June 30, 2012 as compared to 43.1% for the three months ended June 30, 2011. The changes in our provision for income taxes and our effective tax rate were primarily the result of a change in our mix of domestic and foreign earnings (losses) and a greater impact in the prior year quarter of losses sustained in jurisdictions where no tax benefit could be provided. We currently expect our full year 2012 effective tax rate to be slightly below 40%.

Our consolidated income from discontinued operations, net of income taxes, was $6.3 million for the three months ended June 30, 2011. This income was reported in our Global Investment Management segment and mostly related to a gain from a property sale, which was all attributable to non-controlling interests.

Our net loss attributable to non-controlling interests on a consolidated basis was $0.3 million for the three months ended June 30, 2012 as compared to net income attributable to non-controlling interests of $13.6 million for the three months ended June 30, 2011. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

We reported consolidated net income of $102.8 million for the six months ended June 30, 2012 on revenue of $3.0 billion as compared to consolidated net income of $95.6 million on revenue of $2.6 billion for the six months ended June 30, 2011.

Our revenue on a consolidated basis for the six months ended June 30, 2012 increased by $343.8 million, or 13.2%, as compared to the six months ended June 30, 2011. This increase was driven by contributions from the REIM Acquisitions acquired in the second half of 2011. Increased commercial mortgage brokerage activity (up 39.9%) in our Americas segment as well as higher worldwide sales (up 13.4%) and outsourcing activity (up 9.9%) also contributed to the variance. Foreign currency translation had a $54.5 million negative impact on total revenue during the six months ended June 30, 2012.

Our cost of services on a consolidated basis increased by $142.1 million, or 9.1%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily due to higher salaries and related costs associated with our global property and facilities management contracts. In addition, as previously mentioned, our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $27.7 million positive impact on cost of services during the six months ended June 30, 2012. Cost of services as a percentage of revenue decreased from 59.6% for the six months ended June 30, 2011 to 57.5% for the six months ended June 30, 2012, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable in the current year as a result of the REIM Acquisitions. In addition, all costs associated with the ING REIM businesses are included in operating, administrative and other expenses.

Our operating, administrative and other expenses on a consolidated basis increased by $113.2 million, or 14.0%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Foreign currency translation had an $18.9 million positive impact on total operating expenses during the six months ended June 30, 2012. Operating expenses as a percentage of revenue increased slightly to 31.3% for the six months ended June 30, 2012 from 31.1% for the six months ended June 30, 2011.

Our depreciation and amortization expense on a consolidated basis increased by $36.2 million, or 74.6%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the REIM Acquisitions. Higher depreciation expense in our Americas segment also contributed to the increase.

Our gain on disposition of real estate on a consolidated basis was $1.2 million for the six months ended June 30, 2012 as compared to $8.0 million for the six months ended June 30, 2011. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $15.3 million, or 47.3%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This decrease was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the prior year, which did not occur to the same extent in the current year.

Our other income on a consolidated basis was $4.5 million for the six months ended June 30, 2012 and was reported within our Global Investment Management segment. This income represented net realized and unrealized gains related to trading securities, which we acquired in our acquisition of CRES.

Our consolidated interest income decreased by $0.7 million, or 14.9%, as compared to the six months ended June 30, 2011. This decrease was mainly driven by lower interest income reported in our Americas segment in the current year.

Our consolidated interest expense increased by $20.5 million, or 30.1%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was primarily due to higher interest expense attributable to additional borrowings made to finance the REIM Acquisitions and the British pound sterling A-1 term loan facility entered into in the fourth quarter of 2011.

Our provision for income taxes on a consolidated basis was $80.2 million for the six months ended June 30, 2012 as compared to $69.7 million for the six months ended June 30, 2011. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 43.8% for the six months ended June 30, 2012 as compared to 42.2% for the six months ended June 30, 2011. The changes in our provision for income taxes and our effective tax rate were primarily the result of a change in our mix of domestic and foreign earnings (losses) and a greater impact in the current year of losses sustained in jurisdictions where no tax benefit could be provided.

Our consolidated income from discontinued operations, net of income taxes, was $16.9 million for the six months ended June 30, 2011. This income was reported in our Global Investment Management segment and mostly related to a gain from a property sale, which was all attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $2.7 million for the six months ended June 30, 2012 as compared to $23.8 million for the six months ended June 30, 2011. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Americas
Revenue	$1,014,193	100.0%	$897,828	100.0%	$1,859,519	100.0%	$1,647,943	100.0%
Costs and expenses:
Cost of services	637,624	62.9	567,338	63.2	1,180,024	63.5	1,044,667	63.4
Operating, administrative and other	229,212	22.6	217,473	24.2	433,049	23.3	414,890	25.2
Depreciation and amortization	19,485	1.9	14,831	1.7	37,811	2.0	27,662	1.6

Operating income	$127,872	12.6%	$98,186	10.9%	$208,635	11.2%	$160,724	9.8%

EBITDA (1)	$149,318	14.7%	$115,375	12.9%	$250,555	13.5%	$193,503	11.7%

EMEA
Revenue	$248,244	100.0%	$261,087	100.0%	$445,630	100.0%	$466,055	100.0%
Costs and expenses:
Cost of services	145,625	58.7	155,738	59.6	275,757	61.9	287,011	61.6
Operating, administrative and other	86,823	35.0	84,195	32.2	162,089	36.4	154,977	33.3
Depreciation and amortization	3,202	1.2	2,253	0.9	6,493	1.4	4,515	0.9

Operating income	$12,594	5.1%	$18,901	7.3%	$1,291	0.3%	$19,552	4.2%

EBITDA (1)	$15,745	6.3%	$21,375	8.2%	$8,648	1.9%	$24,381	5.2%

Asia Pacific
Revenue	$201,245	100.0%	$188,546	100.0%	$368,446	100.0%	$349,046	100.0%
Costs and expenses:
Cost of services	124,894	62.1	116,746	61.9	239,918	65.1	221,899	63.6
Operating, administrative and other	52,817	26.2	53,862	28.6	102,641	27.9	95,966	27.5
Depreciation and amortization	2,814	1.4	1,988	1.0	5,553	1.5	3,971	1.1

Operating income	$20,720	10.3%	$15,950	8.5%	$20,334	5.5%	$27,210	7.8%

EBITDA (1)	$23,316	11.6%	$17,437	9.2%	$25,599	6.9%	$29,879	8.6%

Global Investment Management
Revenue	$119,674	100.0%	$57,554	100.0%	$244,874	100.0%	$107,876	100.0%
Costs and expenses:
Operating, administrative and other	96,719	80.8	57,942	100.7	191,294	78.1	103,498	95.9
Depreciation and amortization	10,054	8.4	3,171	5.5	29,279	12.0	6,666	6.2

Operating income (loss)	$12,901	10.8%	$(3,559)	(6.2)%	$24,301	9.9%	$(2,288)	(2.1)%

EBITDA (1) (2)	$20,674	17.3%	$2,470	4.3%	$55,267	22.6%	$8,460	7.8%

Development Services
Revenue	$17,761	100.0%	$17,203	100.0%	$32,637	100.0%	$36,403	100.0%
Costs and expenses:
Operating, administrative and other	16,806	94.6	19,384	112.7	34,026	104.3	40,550	111.4
Depreciation and amortization	2,781	15.7	3,142	18.2	5,657	17.3	5,749	15.8
Gain on disposition of real estate	439	2.5	6,027	35.0	1,248	3.8	7,999	22.0

Operating (loss) income	$(1,387)	(7.8)%	$704	4.1%	$(5,798)	(17.8)%	$(1,897)	(5.2)%

EBITDA (1)	$2,762	15.6%	$9,438	54.9%	$12,269	37.6%	$22,916	63.0%

(1)	See Note 15 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Americas

Revenue increased by $116.4 million, or 13.0%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This improvement was primarily driven by higher sales, leasing and outsourcing activity as well as increased commercial mortgage brokerage revenue. Foreign currency translation had an $11.5 million negative impact on total revenue during the three months ended June 30, 2012.

Cost of services increased by $70.3 million, or 12.4%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to higher salaries and related costs associated with our property and facilities management contracts. Increased commission expense resulting from higher sales and lease transaction revenue also contributed to an increase in cost of services in the current year. Foreign currency translation had a $5.0 million positive impact on cost of services during the three months ended June 30, 2012. Cost of services as a percentage of revenue decreased slightly to 62.9% for the three months ended June 30, 2012 from 63.2% for the three months ended June 30, 2011.

Operating, administrative and other expenses increased by $11.7 million, or 5.4%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was primarily driven by higher bonuses, which resulted from improved operating performance, as well as higher professional fees incurred in the current year. Foreign currency translation had a $3.7 million positive impact on total operating expenses during the three months ended June 30, 2012.

EMEA

Revenue decreased by $12.8 million, or 4.9%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Foreign currency translation had a $20.7 million negative impact on total revenue during the three months ended June 30, 2012. In addition, Europe’s continuing weak economic growth resulted in lower leasing activity throughout the region. However, sales and outsourcing revenue improved, despite uncertainty created by the region’s sovereign debt challenges. Total revenue grew modestly in Germany, the Netherlands and the United Kingdom, but this was offset by reduced revenue in other countries in the region, most notably in France, which had a particularly strong second quarter in 2011.

Cost of services decreased by $10.1 million, or 6.5%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Foreign currency translation had an $11.9 million positive impact on cost of services during the three months ended June 30, 2012. This was partially offset by higher costs associated with increased headcount attributable to in-fill acquisitions completed in mid to late 2011. Cost of services as a percentage of revenue decreased to 58.7% for the three months ended June 30, 2012 from 59.6% for the three months ended June 30, 2011, primarily driven by the overall revenue mix in the current year, partially offset by the aforementioned headcount increases.

Operating, administrative and other expenses increased by $2.6 million, or 3.1%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to higher costs, including payroll-related and occupancy costs, partially stemming from in-fill acquisitions made in mid to late 2011, largely offset by foreign currency translation, which had a $6.5 million positive impact on total operating expenses during the three months ended June 30, 2012.

Asia Pacific

Revenue increased by $12.7 million, or 6.7%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, reflecting improved overall performance in several countries, particularly Australia, India and Japan. Foreign currency translation had an $8.8 million negative impact on total revenue during the three months ended June 30, 2012.

Cost of services increased by $8.1 million, or 7.0%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, driven by higher salaries and related costs associated with our property and facilities management contracts throughout the region and increases in headcount, particularly in Australia (partially due to an in-fill acquisition completed in May 2011) as well as investments in China. Foreign currency translation had a $6.3 million positive impact on cost of services during the three months ended June 30, 2012. Cost of services as a percentage of revenue increased slightly to 62.1% for the three months ended June 30, 2012 as compared to 61.9% for the three months ended June 30, 2011.

Operating, administrative and other expenses decreased by $1.0 million, or 1.9%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease was primarily driven by foreign currency translation, which had a $1.0 million positive impact on total operating expenses during the three months ended June 30, 2012.

Global Investment Management

Revenue increased by $62.1 million, or 107.9%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, driven by contributions from the REIM Acquisitions acquired in the second half of 2011. Foreign currency translation had a $5.2 million negative impact on total revenue during the three months ended June 30, 2012.

Operating, administrative and other expenses increased by $38.8 million, or 66.9%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Foreign currency translation had a $5.0 million positive impact on total operating expenses during the three months ended June 30, 2012.

Total AUM as of June 30, 2012 amounted to $91.2 billion, representing a 3% decrease from year-end 2011 but a 133% increase from the second quarter of 2011 as a result of the REIM Acquisitions.

Development Services

Revenue increased slightly to $17.8 million for the three months ended June 30, 2012 as compared to $17.2 million for the three months ended June 30, 2011.

Operating, administrative and other expenses decreased by $2.6 million, or 13.3%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease was primarily driven by reduced bonus accruals resulting from lower gains on property sales in the current year.

As of June 30, 2012, development projects in process totaled $4.7 billion, down $0.2 billion from both year-end 2011 and the second quarter of 2011. The inventory of pipeline deals totaled $1.4 billion, up $0.2 billion from year-end 2011 and consistent with the level in the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Americas

Revenue increased by $211.6 million, or 12.8%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This improvement was primarily driven by higher sales, leasing and outsourcing activity as well as increased commercial mortgage brokerage revenue. Foreign currency translation had a $14.3 million negative impact on total revenue during the six months ended June 30, 2012.

Cost of services increased by $135.4 million, or 13.0%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to higher salaries and related costs associated with our property and facilities management contracts. Increased commission expense resulting from higher sales and lease transaction revenue also contributed to an increase in cost of services in the current year. Foreign currency translation had a $6.6 million positive impact on cost of services during the six months ended June 30, 2012. Cost of services as a percentage of revenue was relatively consistent at 63.5% for the six months ended June 30, 2012 versus 63.4% for the six months ended June 30, 2011.

Operating, administrative and other expenses increased by $18.2 million, or 4.4%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance as well as higher professional fees incurred in the current year. Foreign currency translation had a $4.5 million positive impact on total operating expenses during the six months ended June 30, 2012.

EMEA

Revenue decreased by $20.4 million, or 4.4%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Foreign currency translation had a $26.0 million negative impact on total revenue during the six months ended June 30, 2012. In addition, Europe’s continuing weak economic growth resulted in lower leasing activity market-wide. However, sales and outsourcing revenue improved, despite uncertainty created by the region’s sovereign debt challenges. Revenue grew modestly in the Netherlands and the United Kingdom, but this was offset by reduced revenue in other countries in the region, most notably in France, which had a particularly strong first half in 2011.

Cost of services decreased by $11.3 million, or 3.9%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Foreign currency translation had a $15.3 million positive impact on cost of services during the six months ended June 30, 2012. This was partially offset by higher costs associated with increased headcount attributable to in-fill acquisitions completed in mid to late 2011. Cost of services as a percentage of revenue increased slightly to 61.9% for the six months ended June 30, 2012 from 61.6% for the six months ended June 30, 2011.

Operating, administrative and other expenses increased by $7.1 million, or 4.6%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, partially due to higher costs, including payroll-related and occupancy costs, partly stemming from in-fill acquisitions made in mid to late 2011. These costs were somewhat offset by foreign currency translation, which had an $8.3 million positive impact on total operating expenses during the six months ended June 30, 2012.

Asia Pacific

Revenue increased by $19.4 million, or 5.6%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, reflecting improved overall performance in several countries, particularly Australia, India and Japan. However, investment sales in the region saw decidedly less activity than in the prior year period. Foreign currency translation had a $7.1 million negative impact on total revenue during the six months ended June 30, 2012.

Cost of services increased by $18.0 million, or 8.1%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, driven by higher salaries and related costs associated with our property and facilities management contracts throughout the region and increases in headcount, particularly in Australia (partially due to an in-fill acquisition completed in May 2011) as well as investments in China. Foreign currency translation had a $5.8 million positive impact on cost of services during the six months ended June 30, 2012. Cost of services as a percentage of revenue increased to 65.1% for the six months ended June 30, 2012 as compared to 63.6% for the six months ended June 30, 2011, primarily driven by the aforementioned additions to headcount.

Operating, administrative and other expenses increased by $6.7 million, or 7.0%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was partially due to higher costs stemming from an in-fill acquisition completed in Australia as well as an increase in bonuses. Foreign currency translation also had a $0.3 million negative impact on total operating expenses during the six months ended June 30, 2012.

Global Investment Management

Revenue increased by $137.0 million, or 127.0%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, driven by contributions from the REIM Acquisitions acquired in the second half of 2011. Foreign currency translation had a $7.1 million negative impact on total revenue during the six months ended June 30, 2012.

Operating, administrative and other expenses increased by $87.8 million, or 84.8%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Foreign currency translation had a $6.4 million positive impact on total operating expenses during the six months ended June 30, 2012.

Development Services

Revenue decreased by $3.8 million, or 10.3%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, attributable to a decrease in incentive fees and lower rental income as a result of property dispositions in the later quarters of 2011.

Operating, administrative and other expenses decreased by $6.5 million, or 16.1%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This decrease was primarily driven by lower bonus accruals resulting from higher gains on property sales in the prior year as well as lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2012 expected capital requirements include up to $170 million of anticipated net capital expenditures, including requirements associated with the REIM Acquisitions. During the six months ended June 30, 2012, we incurred $30.3 million of net capital expenditures. As of June 30, 2012, we had aggregate commitments of $30.3 million to fund future co-investments in our Global Investment Management business, $8.9 million of which is expected to be funded in 2012. Additionally, as of June 30, 2012, we had committed to fund $15.5 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING for approximately $940 million in cash. The acquisitions included substantially all of the ING REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business. On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we acquired CRES for $324.1 million and CRES co-investments from ING for an aggregate amount of $58.6 million, using borrowings from our tranche D term loan facility under our credit agreement to finance these transactions. On October 3, 2011, we acquired ING REIM’s operations in Asia for $45.3 million and three

ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million, using borrowings from our tranche C term loan facility under our credit agreement to finance these transactions. On October 31, 2011, we completed the ING REIM Europe portion of the REIM Acquisitions, acquiring ING REIM’s operations in Europe for $442.5 million and one co-investment from ING for $7.4 million, using borrowings from our tranche C term loan facility under our credit agreement, cash on hand and borrowings under our revolving credit facility to finance these transactions. During the six months ended June 30, 2012, we also funded nine additional co-investments for an aggregate amount of $34.8 million related to ING REIM Europe. Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. There is a possibility of an additional closing of approximately $80 million and further co-investments of up to $20 million in the future related to our acquisition of ING REIM Europe.

During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. We also conducted two debt offerings in recent years. The first, in 2009, was part of a capital restructuring in response to the global economic recession, and the second, in 2010, was to take advantage of low interest rates and term availability. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, our management anticipates that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at lower interest rates, longer maturities or better terms.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets was $60.6 million and $60.9 million at June 30, 2012 and December 31, 2011, respectively. We expect to contribute a total of $5.9 million to fund our pension plans for the year ending December 31, 2012, of which $2.9 million was funded as of June 30, 2012.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $201.7 million for the six months ended June 30, 2012, an increase of $45.3 million as compared to the six months ended June 30, 2011. The increase in cash used by operating activities in the current year was primarily due to higher bonuses and income taxes paid as well as an increase in real estate held for sale and under development in the current year. These items were partially offset by an increase in depreciation and amortization expense in the current year and activities associated with securities acquired in our acquisition of CRES.

Investing Activities

Net cash used in investing activities totaled $133.5 million for the six months ended June 30, 2012 as compared to net cash provided by investing activities of $47.7 million for the six months ended June 30, 2011. The increase in cash used in investing activities in the current year was primarily driven by higher net proceeds received from the disposition of real estate held for investment in the prior year, a decrease in cash as a result of the deconsolidation of CBRE Clarion U.S., L.P. in the current year and higher contributions to investments in unconsolidated subsidiaries in the current year. These items were partially offset by a greater use of cash for in-fill acquisitions in the prior year.

Financing Activities

Net cash used in financing activities totaled $26.0 million for the six months ended June 30, 2012 versus net cash provided by financing activities of $339.6 million for the six months ended June 30, 2011. The increase in cash used in financing activities was primarily due to $400.0 million of tranche D term loan facilities drawn at June 30, 2011 to finance the CRES portion of the REIM Acquisitions that closed on July 1, 2011. Also contributing to the increase was higher net borrowings under our revolving credit facility in the prior year. These items were partially offset by higher net repayments of notes payable on real estate in the prior year as well as greater financing cost paid in the prior year.

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

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of June 30, 2012 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2012 and December 31, 2011, we had $52.8 million and $44.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.7% and 4.3%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of June 30, 2012, letters of credit totaling $17.2 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of June 30, 2012 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of June 30, 2012 and December 31, 2011, we had $288.8 million and $306.3 million, respectively, of tranche A term loan facility principal outstanding, $277.3 million and $285.1 million, respectively, of tranche A-1 term loan facility principal outstanding, $294.7 million and $296.3 million, respectively, of tranche B term loan facility principal outstanding, $396.0 million and $398.0 million, respectively, of tranche C term loan facility principal outstanding and $396.0 million and $398.0 million, respectively, of tranche D term loan facility principal outstanding, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three and six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, the fair values of these interest rate swap agreements were reflected as a $47.0 million liability and a $39.9 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

On October 8, 2010, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $350.0 million at both June 30, 2012 and December 31, 2011.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0%

of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report, net of unamortized discount, was $439.7 million and $439.0 million at June 30, 2012 and December 31, 2011, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 11.13x for the trailing twelve months ended June 30, 2012 and our leverage ratio of total debt less available cash to EBITDA was 1.76x as of June 30, 2012. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

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

We had short-term borrowings of $474.8 million and $758.2 million with related average interest rates of 2.5% and 2.9% as of June 30, 2012 and December 31, 2011, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2012. As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2013. As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2013. As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under this facility.

Our wholly-owned subsidiary, CBRE Capital Markets, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, BofA, TD Bank, N.A., or TD Bank, Kemps Landing Capital Company, LLC, or Kemps Landing, and Capital One, N.A., or Capital One, for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multi-family loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. Effective July 26, 2012, the warehouse line of credit was temporarily increased from $210.0 million to $300.0 million until August 15, 2012, after which it will revert back to the $210.0 million limit. This agreement has been amended several times and currently bears interest at the daily LIBOR plus 2.50% and has a maturity date of September 28, 2012.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. Effective March 2, 2012, the warehouse line of credit was increased from $125.0 million to $150.0 million. Effective June 13, 2012, the warehouse line of credit was further increased to $200.0 million. The senior secured revolving line of credit bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of May 29, 2013.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement, or ASAP Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Effective July 10, 2012, the maximum outstanding balance under the ASAP Program increased from $150.0 million to $200.0 million. Between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily LIBOR rate plus 1.35% with a LIBOR floor of 0.35%.

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. Effective October 13, 2011, the warehouse line of credit was increased from $75.0 million to $100.0 million. Effective June 26, 2012, the warehouse line of credit was further increased to $150.0 million. The secured revolving line of credit bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of June 30, 2013.

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing providing CBRE Capital Markets with the ability to fund Freddie Mac multi-family loans. Effective March 2, 2012, the maximum outstanding balance allowed under this arrangement was decreased from $500.0 million to $475.0 million. Effective June 13, 2012, the maximum outstanding balance allowed under this arrangement was decreased further to $375.0 million. The outstanding borrowings bear interest at LIBOR plus 2.75% with a LIBOR floor of 0.25% and the agreement expires on December 19, 2012. On January 6, 2012, the Federal Housing Finance Agency announced a termination of Freddie Mac’s purchase commitment agreement with Kemps Landing effective June 30, 2012. As of July 13, 2012, CBRE Capital Markets had no outstanding balances with Kemps Landing.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement provides for a $200.0 million senior secured revolving line of credit and bears interest at the daily one-month LIBOR plus 1.9% with a maturity date of July 29, 2013.

During the six months ended June 30, 2012, we had a maximum of $781.0 million of warehouse lines of credit principal outstanding. As of June 30, 2012 and December 31, 2011, we had $417.2 million and $713.4 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $423.7 million and $720.1 million of mortgage loans held for sale (warehouse receivables), as of June 30, 2012 and December 31, 2011, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on LIBOR plus 2.5%. As of June 30, 2012, there was $4.7 million of Euro cash pool loan outstanding, which has been included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. There were no amounts outstanding under this facility as of December 31, 2011.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $16.6 million as of June 30, 2012, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through July 2013.

We had guarantees totaling $33.3 million as of June 30, 2012, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $33.3 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $60.6 million as of June 30, 2012), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through May 2014, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2012, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $4.3 billion at June 30, 2012. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $514.0 million at June 30, 2012. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2012 and December 31, 2011, CBRE MCI had $6.5 million and $4.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $8.0 million and $6.4 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $254.7 million (including $164.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2012.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2012, we had aggregate commitments of $30.3 million to fund future co-investments, $8.9 million of which is expected to be funded in 2012. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2012, we had committed to fund $15.5 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update, or ASU, 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales, to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

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

•

the sustainability of the recovery in our investment sales and leasing business from the recessionary levels in 2008 and 2009, particularly in light of the European sovereign debt crisis and slowing economic activity globally in 2012;

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

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	variations in historically customary seasonal patterns;

•	the impairment or weakened financial condition of certain of our clients;

•	client actions to restrain project spending and reduce outsourced staffing levels as well as the potential loss of clients in our outsourcing business due to consolidation or bankruptcies;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations, particularly in Europe where the U.S. dollar has strengthened significantly relative to the Euro and some local currencies since the middle of 2011;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•	trends in pricing and risk assumption for commercial real estate services;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•

our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	the ability of our Global Investment Management segment to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	the effect of implementation of new accounting rules and standards; and

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

During the six months ended June 30, 2012, approximately 40% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were gains of $0.8 million and charges of $2.3 million for the three and six months ended June 30, 2012, respectively, and charges of $1.2 million and $2.6 million for the three and six months ended June 30, 2011, respectively, resulting from net gains and losses on foreign currency exchange option agreements. As of June 30, 2012, the fair values of these foreign currency exchange option agreements were reflected as a $2.2 million asset and were included in prepaid expenses in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three and six months ended June 30, 2012 and 2011. As of June 30, 2012, the fair values of these interest rate swap agreements were reflected as a $47.0 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at June 30, 2012. Based on dealers’ quotes, the estimated fair values of our 6.625% senior notes and 11.625% senior subordinated notes were $371.4 million and $499.1 million, respectively, at June 30, 2012.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at June 30, 2012, the net impact of the additional interest cost would be a decrease of $3.3 million on pre-tax income and an increase of $3.3 million on cash used in operating activities for the six months ended June 30, 2012.

We also have $389.5 million of notes payable on real estate as of June 30, 2012. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $1.0 million for the six months ended June 30, 2012. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011(incorporated by reference to Exhibit 3.1 of the CBRE Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 9, 2011)

3.2	Second Amended and Restated By-laws of CBRE Group, Inc. (incorporated by reference to Exhibit 3.2 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on October 3, 2011)

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 23, 2009)

4.2(b)	Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on September 10, 2009)

4.2(c)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on July 29, 2011)

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on October 12, 2010)

Exhibit Number	Description

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on July 29, 2011)

10.1	CBRE Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the CBRE Group, Inc. Registration Statement on Form S-8 filed with the SEC on May 8, 2012)+

10.2	Form of Nonstatutory Stock Option Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of the CBRE Group, Inc. Registration Statement on Form S-8 filed with the SEC on May 8, 2012)+

10.3	Form of Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the CBRE Group, Inc. Registration Statement on Form S-8 filed with the SEC on May 8, 2012)+

10.4	Form of Restricted Stock Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 of the CBRE Group, Inc. Registration Statement on Form S-8 filed with the SEC on May 8, 2012)+

10.5	Transition Agreement, dated as of May 15, 2012, by and between CBRE, Inc., CBRE Group, Inc. and Brett White+*

11	Statement concerning Computation of Per Share Earnings (filed as Note 12 of the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

CBRE GROUP, INC.

Date: August 9, 2012	/s/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: August 9, 2012	/s/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)