Form 10-Q
period 2012-09-30
CBRE GROUP, INC.
filed 2012-11-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Class A common stock outstanding at October 31, 2012 was 329,232,692.

FORM 10-Q

September 30, 2012

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$776,260	$1,093,182
Restricted cash	64,600	67,138
Receivables, less allowance for doubtful accounts of $37,421 and $33,915 at September 30, 2012 and December 31, 2011, respectively	1,127,992	1,135,371
Warehouse receivables	465,794	720,061
Trading securities	97,059	151,484
Income taxes receivable	85,935	—
Prepaid expenses	103,794	111,879
Deferred tax assets, net	172,287	168,939
Real estate under development	41,833	30,617
Real estate and other assets held for sale	52,504	26,201
Available for sale securities	1,083	2,790
Other current assets	48,134	42,385

Total Current Assets	3,037,275	3,550,047
Property and equipment, net	334,860	295,488
Goodwill	1,845,387	1,828,407
Other intangible assets, net of accumulated amortization of $255,929 and $194,982 at September 30, 2012 and December 31, 2011, respectively	769,640	794,325
Investments in unconsolidated subsidiaries	214,231	166,832
Real estate under development	10,992	3,952
Real estate held for investment	360,040	403,698
Available for sale securities	54,769	34,605
Other assets, net	141,583	141,789

Total Assets	$6,768,777	$7,219,143

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$515,369	$574,136
Compensation and employee benefits payable	387,416	398,688
Accrued bonus and profit sharing	353,048	544,628
Securities sold, not yet purchased	44,829	98,810
Income taxes payable	—	28,368
Short-term borrowings:
Warehouse lines of credit	458,306	713,362
Revolving credit facility	72,658	44,825
Other	16	16

Total short-term borrowings	530,980	758,203
Current maturities of long-term debt	71,060	67,838
Notes payable on real estate	154,676	146,120
Liabilities related to real estate and other assets held for sale	43,902	21,482
Other current liabilities	42,976	42,375

Total Current Liabilities	2,144,256	2,680,648
Long-Term Debt:
Senior secured term loans	1,574,661	1,615,773
11.625% senior subordinated notes, net of unamortized discount of $9,871 and $10,984 at September 30, 2012 and December 31, 2011, respectively	440,129	439,016
6.625% senior notes	350,000	350,000
Other long-term debt	6,710	59

Total Long-Term Debt	2,371,500	2,404,848
Notes payable on real estate	168,010	206,339
Deferred tax liabilities, net	163,341	148,969
Non-current tax liabilities	85,084	79,927
Pension liability	61,823	60,860
Other liabilities	255,657	220,389

Total Liabilities	5,249,671	5,801,980
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 329,161,194 and 327,972,156 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,292	3,280
Additional paid-in capital	940,940	882,141
Accumulated earnings	567,056	424,499
Accumulated other comprehensive loss	(170,856)	(158,439)

Total CBRE Group, Inc. Stockholders’ Equity	1,340,432	1,151,481
Non-controlling interests	178,674	265,682

Total Equity	1,519,106	1,417,163

Total Liabilities and Equity	$6,768,777	$7,219,143

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$1,557,147	$1,534,463	$4,508,253	$4,141,786
Costs and expenses:
Cost of services	915,245	894,607	2,610,944	2,448,184
Operating, administrative and other	482,362	469,138	1,405,461	1,279,019
Depreciation and amortization	40,102	31,308	124,895	79,871
Non-amortizable intangible asset impairment	19,826	—	19,826	—

Total costs and expenses	1,457,535	1,395,053	4,161,126	3,807,074
Gain on disposition of real estate	3,983	3,595	5,231	11,594

Operating income	103,595	143,005	352,358	346,306
Equity income from unconsolidated subsidiaries	2,875	6,714	19,870	38,961
Other income (loss)	151	(5,809)	4,635	(5,809)
Interest income	1,895	2,493	5,783	7,063
Interest expense	43,651	39,080	132,043	107,014

Income from continuing operations before provision for income taxes	64,865	107,323	250,603	279,507
Provision for income taxes	22,160	47,290	102,353	117,032

Income from continuing operations	42,705	60,033	148,250	162,475
Income from discontinued operations, net of income taxes	—	—	—	16,911

Net income	42,705	60,033	148,250	179,386
Less: Net income (loss) attributable to non-controlling interests	2,996	(3,774)	5,693	19,987

Net income attributable to CBRE Group, Inc.	$39,709	$63,807	$142,557	$159,399

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.12	$0.20	$0.44	$0.50
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	—

Net income attributable to CBRE Group, Inc.	$0.12	$0.20	$0.44	$0.50

Weighted average shares outstanding for basic income per share	322,331,850	318,867,447	321,289,017	317,718,150

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.12	$0.20	$0.44	$0.49
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	—

Net income attributable to CBRE Group, Inc.	$0.12	$0.20	$0.44	$0.49

Weighted average shares outstanding for diluted income per share	327,309,341	323,714,703	326,380,448	323,584,637

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$39,709	$63,807	$142,557	$159,399
Income from discontinued operations, net of tax	—	—	—	—

Net income	$39,709	$63,807	$142,557	$159,399

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$42,705	$60,033	$148,250	$179,386
Other comprehensive income (loss):
Foreign currency translation gain (loss)	15,422	(67,922)	(6,237)	(22,377)
Unrealized losses on interest rate swaps and interest rate caps, net	(1,938)	(16,285)	(6,298)	(23,062)
Unrealized gains (losses) on available for sale securities, net	323	(49)	137	134
Other, net	(164)	1,508	(331)	1,831

Total other comprehensive income (loss)	13,643	(82,748)	(12,729)	(43,474)
Comprehensive income (loss)	56,348	(22,715)	135,521	135,912
Less: Comprehensive income (loss) attributable to non-controlling interests	3,071	(5,785)	5,381	18,806

Comprehensive income (loss) attributable to CBRE Group, Inc.	$53,277	$(16,930)	$130,140	$117,106

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,250	$179,386
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	124,895	80,396
Amortization of financing costs	7,135	5,141
Non-amortizable intangible asset impairment	19,826	—
Write-down of impaired real estate	—	1,625
Gain on sale of loans, servicing rights and other assets	(71,969)	(50,913)
Net realized and unrealized (gains) losses from investments	(4,635)	5,809
Gain on disposition of real estate held for investment	(1,539)	(20,383)
Equity income from unconsolidated subsidiaries	(19,870)	(38,961)
Provision for doubtful accounts	5,305	6,996
Compensation expense related to stock options and non-vested stock awards	37,867	32,866
Incremental tax benefit from stock options exercised	(167)	(15,266)
Distribution of earnings from unconsolidated subsidiaries	11,124	15,441
Tenant concessions received	16,140	38,669
Purchase of trading securities	(172,200)	(63,449)
Proceeds from sale of trading securities	160,029	156,876
Proceeds from securities sold, not yet purchased	126,675	108,206
Securities purchased to cover short sales	(134,696)	(90,364)
Increase in receivables	(2,345)	(35,810)
Increase in prepaid expenses and other assets	(8,840)	(15,561)
(Increase) decrease in real estate held for sale and under development	(8,637)	25,502
Decrease in accounts payable and accrued expenses	(47,990)	(32,471)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(231,961)	(160,634)
Increase in income taxes receivable/payable	(81,526)	(30,449)
Increase in other liabilities	8,549	5,856
Other operating activities, net	644	(4,384)

Net cash (used in) provided by operating activities	(119,936)	104,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80,587)	(95,398)
Acquisition of Clarion Real Estate Securities, including net assets acquired, intangibles and goodwill, net of cash acquired	—	(215,865)
Acquisition of businesses (other than Clarion Real Estate Securities), including net assets acquired, intangibles and goodwill, net of cash acquired	(17,595)	(49,790)
Contributions to unconsolidated subsidiaries	(55,000)	(22,245)
Distributions from unconsolidated subsidiaries	14,655	42,048
Net proceeds from disposition of real estate held for investment	32,200	115,514
Additions to real estate held for investment	(5,783)	(7,454)
Proceeds from the sale of servicing rights and other assets	23,930	16,958
Decrease (increase) in restricted cash	3,698	(328,344)
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	(73,187)	—
Other investing activities, net	4,157	(1,965)

Net cash used in investing activities	(153,512)	(546,541)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	800,000
Repayment of senior secured term loans	(51,032)	(30,500)
Proceeds from revolving credit facility	41,270	993,733
Repayment of revolving credit facility	(15,230)	(967,414)
Proceeds from notes payable on real estate held for investment	4,652	5,697
Repayment of notes payable on real estate held for investment	(36,613)	(98,964)
Proceeds from notes payable on real estate held for sale and under development	14,711	4,684
Repayment of notes payable on real estate held for sale and under development	(7,625)	(26,594)
Proceeds from exercise of stock options	16,401	7,059
Incremental tax benefit from stock options exercised	167	15,266
Non-controlling interests contributions	15,956	9,400
Non-controlling interests distributions	(29,211)	(90,584)
Payment of financing costs	(199)	(22,150)
Other financing activities, net	(1,022)	(112)

Net cash (used in) provided by financing activities	(47,775)	599,521
Effect of currency exchange rate changes on cash and cash equivalents	4,301	(1,084)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(316,922)	156,020
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,093,182	506,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$776,260	$662,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$102,973	$79,077

Income tax payments, net	$180,911	$144,877

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2011	$3,280	$882,141	$424,499	$(158,439)	$265,682	$1,417,163
Net income	—	—	142,557	—	5,693	148,250
Stock options exercised (including tax benefit)	13	16,555	—	—	—	16,568
Compensation expense for stock options and non-vested stock awards	—	37,867	—	—	—	37,867
Foreign currency translation loss	—	—	—	(5,925)	(312)	(6,237)
Unrealized losses on interest rate swaps and interest rate caps, net	—	—	—	(6,298)	—	(6,298)
Unrealized gains on available for sale securities, net	—	—	—	137	—	137
Contributions from non-controlling interests	—	—	—	—	15,956	15,956
Distributions to non-controlling interests	—	—	—	—	(29,211)	(29,211)
Deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	—	—	—	(91,580)	(91,580)
Other	(1)	4,377	—	(331)	12,446	16,491

Balance at September 30, 2012	$3,292	$940,940	$567,056	$(170,856)	$178,674	$1,519,106

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2012. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2011.

2. New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB Accounting Standards Codification (ASC) Subtopic 360-20, “Property, Plant, and Equipment – Real Estate Sales,” to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

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

The following represents a summary of the purchase price for the REIM Acquisitions (dollars in thousands):

Purchase of CRES on July 1, 2011	$332,916
Purchase of CRES co-investments on July 1, 2011	58,566
Purchase of ING REIM Asia on October 3, 2011	45,315
Purchase of ING REIM Europe on October 31, 2011	442,543

Total purchase price	$879,340

Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. As of September 30, 2012, there is a possibility of an additional closing of approximately $80 million and further co-investments of up to $20 million in the future related to our acquisition of ING REIM Europe.

In connection with our acquisition of CRES, we acquired CRES co-investments from ING in three funds (CRES Funds) for an aggregate purchase price of $58.6 million, which has been included above. We determined that the CRES Funds were not variable interest entities and accordingly determined the method of accounting based upon voting control. The limited partners/members of the CRES Funds lack substantive rights that would overcome our presumption of control. Accordingly, we began consolidating the CRES Funds as of the acquisition date of July 1, 2011. Included in the consolidation of the CRES Funds on July 1, 2011 was $182.9 million of non-controlling interests. In connection with the REIM Acquisitions, we also acquired three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million on October 3, 2011 and several ING REIM Europe co-investments, including one for $7.4 million on October 31, 2011, and nine additional co-investments for an aggregate amount of $35.2 million during the nine months ended September 30, 2012.

In January 2012, one of the CRES Funds (CBRE Clarion U.S., L.P.) was converted to a registered mutual fund, the CBRE Clarion Long/Short Fund (the Fund). As a result of this triggering event, we determined that the

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The purchase accounting for the CRES and ING REIM Asia portions of the REIM Acquisitions has been finalized. The preliminary purchase accounting adjustments related to the ING REIM Europe portion of the REIM Acquisitions has been recorded in the accompanying consolidated financial statements. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date.

Unaudited pro forma results, assuming the REIM Acquisitions had occurred as of January 1, 2011 for purposes of the 2011 pro forma disclosures, are presented below. They include certain adjustments for the three and nine months ended September 30, 2011, including $3.3 million and $16.1 million, respectively, of increased amortization expense as a result of intangible assets acquired in the REIM Acquisitions, $2.5 million and $18.7 million, respectively, of additional interest expense as a result of debt incurred to finance the REIM Acquisitions, the removal of $14.9 million and $27.6 million, respectively, of direct costs incurred by us and ING related to the REIM Acquisitions, and the tax impact of the pro forma adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the REIM Acquisitions occurred on January 1, 2011 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$1,593,226	$4,360,982
Operating income	$158,192	$394,434
Net income attributable to CBRE Group, Inc.	$73,291	$185,983
Basic income per share	$0.23	$0.59
Weighted average shares outstanding for basic income per share	318,867,447	317,718,150
Diluted income per share	$0.23	$0.57
Weighted average shares outstanding for diluted income per share	323,714,703	323,584,637

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the properties themselves. As of the most recent reconsideration date, such financial support has been significant enough that the Venture was deemed to be the primary beneficiary of each Entity.

An additional Entity was consolidated during the nine months ended September 30, 2012. The related real estate assets held for investment were $26.3 million, nonrecourse mortgage notes payable were $15.8 million and non-controlling interests were $10.6 million as of September 30, 2012.

During both the nine months ended September 30, 2012 and 2011, the Venture funded $0.2 million of financial support to the Entities.

Operating results relating to the Entities for the three and nine months ended September 30, 2012 and 2011 include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$3,791	$7,055	$10,385	$22,873
Operating, administrative and other expenses	$2,121	$4,057	$6,146	$11,689
Income from discontinued operations, net of income taxes	$—	$—	$—	$16,911
Net (loss) income attributable to non-controlling interests	$(887)	$(1,914)	$(2,904)	$11,154

Investments in real estate of $85.7 million and $61.3 million and nonrecourse mortgage notes payable of $77.4 million ($17.1 million of which is current) and $60.9 million ($1.2 million of which is current) are included in real estate held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively. In addition, non-controlling interests of $9.9 million and $1.6 million in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively, are attributable to the Entities.

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of September 30, 2012 and December 31, 2011, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Investments in unconsolidated subsidiaries	$48,309	$15,483
Available for sale securities	14,205	—
Other assets, current	3,099	—
Co-investment commitments	7,649	37,019

Maximum exposure to loss	$73,262	$52,502

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

There were no significant transfers in and out of Level 1 and Level 2 during the three and nine months ended September 30, 2012 and 2011.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$9,834	$—	$—	$9,834
Debt securities issued by U.S. federal agencies	—	2,210	—	2,210
Corporate debt securities	—	9,001	—	9,001
Asset-backed securities	—	5,307	—	5,307
Collateralized mortgage obligations	—	2,931	—	2,931

Total debt securities	9,834	19,449	—	29,283
Equity securities	26,569	—	—	26,569

Total available for sale securities	36,403	19,449	—	55,852
Trading securities	97,059	—	—	97,059
Warehouse receivables	—	465,794	—	465,794

Total assets at fair value	$133,462	$485,243	$—	$618,705

Liabilities
Securities sold, not yet purchased	$44,829	$—	$—	$44,829
Interest rate swaps	—	50,199	—	50,199

Total liabilities at fair value	$44,829	$50,199	$—	$95,028

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

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At September 30, 2012 and December 31, 2011, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying warehouse lines of credit. These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. To comply with the provisions of Topic 820, we incorporate

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2012, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The following non-recurring fair value measurements were recorded during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Net Carrying Value as of September 30, 2012	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three and Nine Months Ended September 30, 2012
		Level 1	Level 2	Level 3
Other intangible assets	$—	$—	$—	$—	$19,826

	Net Carrying Value as of September 30, 2011	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three and Nine Months Ended September 30, 2011
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$22,054	$—	$—	$22,054	$4,601
Real estate	$31,619	$—	$—	$31,619	1,625

Total impairment charges					$6,226

Other Intangible Assets

During the three and nine months ended September 30, 2012, we recorded a non-amortizable intangible asset impairment of $19.8 million in our EMEA segment. This non-cash write-off related to the discontinuation of the use of a trade name in the United Kingdom (U.K.).

Investments in Unconsolidated Subsidiaries

During the three and nine months ended September 30, 2011, we recorded write-downs of $4.6 million, of which $4.5 million was reported in our Global Investment Management segment and $0.1 million was reported in our Development Services segment. These write-downs were primarily driven by a decrease in the estimated holding period of certain assets.

All of our impairment charges related to investments in unconsolidated subsidiaries were included in equity income from unconsolidated subsidiaries in the accompanying consolidated statements of operations. When we

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

performed our impairment analysis, the assumptions utilized reflected our outlook for the commercial real estate industry and the expected impact on our business. This outlook incorporated our belief that market conditions deteriorated and that these challenging conditions could persist for some time.

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

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $1.6 billion at September 30, 2012, which approximates their carrying value at September 30, 2012 (see Note 10).

11.625% Senior Subordinated Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 11.625% senior subordinated notes was $495.1 million at September 30, 2012. Their actual carrying value totaled $440.1 million at September 30, 2012.

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $383.3 million at September 30, 2012. Their actual carrying value totaled $350.0 million at September 30, 2012.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Notes Payable on Real Estate: As of September 30, 2012, the carrying value of our notes payable on real estate was $365.6 million (see Note 9). These borrowings mostly have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $13.6 million of these notes payable are recourse to us as of September 30, 2012.

6. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Global Investment Management:
Revenue	$209,747	$144,728	$581,362	$443,883
Operating loss	$(3,776)	$(88,371)	$(10,663)	$(131,669)
Net income	$101,655	$157,754	$71,998	$87,487
Development Services:
Revenue	$24,554	$38,235	$66,194	$85,816
Operating income	$4,216	$8,218	$36,696	$85,015
Net (loss) income	$(1,540)	$(2,463)	$18,431	$56,668
Other:
Revenue	$41,930	$54,300	$111,907	$121,102
Operating income	$5,249	$9,655	$12,978	$18,088
Net income	$5,276	$9,840	$13,925	$18,339
Total:
Revenue	$276,231	$237,263	$759,463	$650,801
Operating income (loss)	$5,689	$(70,498)	$39,011	$(28,566)
Net income	$105,391	$165,131	$104,354	$162,494

During the three and nine months ended September 30, 2011, we recorded non-cash write-downs of investments of $4.6 million within our Global Investment Management and Development Services segments. See Note 5 for additional information.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Assets:
Real estate held for sale (see Note 8)	$49,562	$21,833
Other current assets	891	531
Property and equipment, net	235	—
Other assets	1,816	3,837

Total real estate and other assets held for sale	52,504	26,201
Liabilities:
Notes payable on real estate held for sale (see Note 9)	42,904	20,453
Accounts payable and accrued expenses	798	891
Other current liabilities	88	8
Other liabilities	112	130

Total liabilities related to real estate and other assets held for sale	43,902	21,482

Net real estate and other assets held for sale	$8,602	$4,719

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

	September 30, 2012	December 31, 2011
Real estate included in assets held for sale (see Note 7)	$49,562	$21,833
Real estate under development (current)	41,833	30,617
Real estate under development (non-current)	10,992	3,952
Real estate held for investment (1)	360,040	403,698

Total real estate (2)	$462,427	$460,100

(1)	Net of accumulated depreciation of $42.0 million and $40.7 million at September 30, 2012 and December 31, 2011, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $8.3 million and $1.6 million, respectively, at September 30, 2012 and $8.7 million and $2.0 million, respectively, at December 31, 2011. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

During the three and nine months ended September 30, 2011, we recorded a $1.3 million provision for losses on real estate held for sale within our Development Services segment. In addition, during the three and nine months ended September 30, 2011, we recorded an impairment charge of $0.3 million related to real estate held for investment. See Note 5 for additional information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Current portion of notes payable on real estate	$154,676	$146,120
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	42,904	20,453

Total notes payable on real estate, current portion	197,580	166,573
Notes payable on real estate, non-current portion	168,010	206,339

Total notes payable on real estate	$365,590	$372,912

At September 30, 2012 and December 31, 2011, $13.5 million and $2.4 million, respectively, of the current portion of notes payable on real estate and $0.1 million and $11.2 million, respectively, of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

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

As of September 30, 2012, our Credit Agreement provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015; (3) a £187.0 million (approximately $300.0 million) tranche A-1 term loan facility requiring quarterly principal payments, which began on December 30, 2011 and continue through March 31, 2016, with the balance payable on May 10, 2016; (4) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; (5) a $400.0 million tranche C term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through December 31, 2017, with the balance payable on March 4, 2018; (6) a $400.0 million tranche D term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through June 30, 2019, with the balance payable on September 4, 2019 and (7) an accordion provision which provides the ability to borrow additional funds under an incremental facility. The incremental facility is equivalent to the sum of $800.0 million and the aggregate amount of all repayments of term loans and permanent reductions of revolver commitments under the Credit Agreement. However, at no time may the sum of all outstanding amounts under the Credit Agreement exceed $2.95 billion. On November 10, 2011, we utilized the incremental facility to issue the tranche A-1 term loan facility.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of September 30, 2012 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2012 and December 31, 2011, we had $72.7 million and $44.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.3% and 4.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2012, letters of credit totaling $17.3 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of September 30, 2012 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of September 30, 2012 and December 31, 2011, we had $280.0 million and $306.3 million, respectively, of tranche A term loan facility principal outstanding, $279.3 million and $285.1 million, respectively, of tranche A-1 term loan facility principal outstanding, $294.0 million and $296.3 million, respectively, of tranche B term loan facility principal outstanding, $395.0 million and $398.0 million, respectively, of tranche C term loan facility principal outstanding and $395.0 million and $398.0 million, respectively, of tranche D term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three and nine months ended September 30, 2012 and 2011. We recorded net losses of $3.2 million and $10.3 million, respectively, during the three and nine months ended September 30, 2012 and $27.5 million and $39.1 million, respectively, during the three and nine months ended September 30, 2011 to other comprehensive loss in relation to these interest rate

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

swap agreements. As of September 30, 2012 and December 31, 2011, the fair values of these interest rate swap agreements were reflected as a $50.2 million liability and a $39.9 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

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

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 10.19x for the trailing twelve months ended September 30, 2012 and our leverage ratio of total debt less available cash to EBITDA was 1.74x as of September 30, 2012.

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

We had outstanding letters of credit totaling $16.9 million as of September 30, 2012, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through July 2013.

We had guarantees totaling $32.4 million as of September 30, 2012, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $32.4 million primarily consists of guarantees related to our defined benefit pension plans in the U.K. (in excess of our outstanding pension liability of $61.8 million as of September 30, 2012), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through September 2015, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2012, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $4.9 billion at September 30, 2012. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $544.2 million at September 30, 2012. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2012 and December 31, 2011, CBRE MCI had $7.5 million and $4.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $9.2 million and $6.4 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $299.7 million (including $203.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2012.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2012, we had aggregate commitments of $33.1 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2012, we had committed to fund $15.5 million of additional capital to these unconsolidated subsidiaries.

12. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$39,709	$63,807	$142,557	$159,399
Weighted average shares outstanding for basic income per share	322,331,850	318,867,447	321,289,017	317,718,150

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.12	$0.20	$0.44	$0.50

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$39,709	$63,807	$142,557	$159,399
Weighted average shares outstanding for basic income per share	322,331,850	318,867,447	321,289,017	317,718,150
Dilutive effect of contingently issuable shares	3,377,782	3,125,397	3,377,132	3,559,385
Dilutive effect of stock options	1,599,709	1,721,859	1,714,299	2,307,102

Weighted average shares outstanding for diluted income per share	327,309,341	323,714,703	326,380,448	323,584,637

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.12	$0.20	$0.44	$0.49

For the three and nine months ended September 30, 2012, 2,261,549 and 2,257,069 contingently issuable shares, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2012, options to purchase 103,423 shares of common stock were also excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2011, 547,434 and 11,880 contingently issuable shares, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2011, options to purchase 132,749 and 55,587 shares, respectively, of common stock were also excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$3,869	$4,182	$11,627	$12,504
Expected return on plan assets	(3,597)	(4,295)	(10,831)	(12,868)
Amortization of unrecognized net loss	582	343	1,750	1,025

Net periodic pension cost	$854	$230	$2,546	$661

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We contributed $1.5 million and $4.4 million to fund our pension plans during the three and nine months ended September 30, 2012, respectively. We expect to contribute a total of $6.0 million to fund our pension plans for the year ending December 31, 2012.

14. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the nine months ended September 30, 2011 were reported in our Global Investment Management segment as follows (dollars in thousands):

Revenue	$2,385
Costs and expenses:
Operating, administrative and other	1,234
Depreciation and amortization	525

Total costs and expenses	1,759
Gain on disposition of real estate	17,638

Operating income	18,264
Interest expense	1,353

Income from discontinued operations before provision for income taxes	16,911
Provision for income taxes	—

Income from discontinued operations, net of income taxes	16,911
Less: Income from discontinued operations attributable to non-controlling interests	16,911

Income from discontinued operations attributable to CBRE Group, Inc.	$—

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Americas	$996,380	$954,213	$2,855,899	$2,602,156
EMEA	228,737	275,958	674,367	742,013
Asia Pacific	199,950	208,055	568,396	557,101
Global Investment Management	114,306	77,426	359,180	185,302
Development Services	17,774	18,811	50,411	55,214

	$1,557,147	$1,534,463	$4,508,253	$4,141,786

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EBITDA
Americas	$128,749	$126,156	$379,304	$319,659
EMEA	(8,141)	21,089	507	45,470
Asia Pacific	16,448	21,817	42,047	51,696
Global Investment Management	22,658	6,154	77,925	14,614
Development Services	3,839	3,776	16,108	26,692

	$163,553	$178,992	$515,891	$458,131

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net interest expense has been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Americas
Net income attributable to CBRE Group, Inc.	$48,403	$54,908	$142,634	$136,432
Add:
Depreciation and amortization	20,744	15,855	58,555	43,517
Interest expense	35,403	30,197	106,367	81,769
Royalty and management service income	(6,921)	(7,188)	(20,779)	(20,703)
Provision for income taxes	32,283	34,196	96,000	83,523
Less:
Interest income	1,163	1,812	3,473	4,879

EBITDA	$128,749	$126,156	$379,304	$319,659

EMEA
Net (loss) income attributable to CBRE Group, Inc.	$(17,893)	$3,929	$(18,956)	$14,321
Add:
Depreciation and amortization	3,181	3,191	9,674	7,706
Non-amortizable intangible asset impairment	19,826	—	19,826	—
Interest expense	2,175	30	6,738	187
Royalty and management service expense	3,182	3,507	8,966	9,660
(Benefit of) provision for income taxes	(13,473)	10,680	(11,339)	14,468
Less:
Interest income	5,139	248	14,402	872

EBITDA	$(8,141)	$21,089	$507	$45,470

Asia Pacific
Net income attributable to CBRE Group, Inc.	$10,001	$6,585	$17,670	$15,672
Add:
Depreciation and amortization	2,905	2,979	8,458	6,950
Interest expense	1,124	1,395	3,188	2,624
Royalty and management service expense	3,704	3,468	11,700	10,314
(Benefit of) provision for income taxes	(1,182)	7,550	1,653	17,085
Less:
Interest income	104	160	622	949

EBITDA	$16,448	$21,817	$42,047	$51,696

Global Investment Management
Net income (loss) attributable to CBRE Group, Inc.	$291	$(17)	$1,957	$(12,249)
Add:
Depreciation and amortization (1)	10,524	6,281	39,803	13,472
Interest expense (2)	7,162	4,097	20,981	14,186
Royalty and management service expense	35	213	113	729
Provision for (benefit of) income taxes	4,966	(4,156)	15,911	(1,223)
Less:
Interest income	320	264	840	301

EBITDA (3)	$22,658	$6,154	$77,925	$14,614

Development Services
Net (loss) income attributable to CBRE Group, Inc.	$(1,093)	$(1,598)	$(748)	$5,223
Add:
Depreciation and amortization	2,748	3,002	8,405	8,751
Interest expense	2,691	3,361	8,602	9,601
(Benefit of) provision for income taxes	(434)	(980)	128	3,179
Less:
Interest income	73	9	279	62

EBITDA	$3,839	$3,776	$16,108	$26,692

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Includes depreciation and amortization related to discontinued operations of $0.5 million for the nine months ended September 30, 2011.
(2)	Includes interest expense related to discontinued operations of $1.4 million for the nine months ended September 30, 2011.
(3)	Includes EBITDA related to discontinued operations of $1.9 million for the nine months ended September 30, 2011.

16. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011; condensed consolidating statements of operations for the three and nine months ended September 30, 2012 and 2011; condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011; and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, of (a) CBRE Group, Inc. as the parent, (b) CBRE Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$228	$50,186	$394,973	$330,873	$—	$776,260
Restricted cash	—	4,863	27,352	32,385	—	64,600
Receivables, net	—	—	478,366	649,626	—	1,127,992
Warehouse receivables (a)	—	—	465,794	—	—	465,794
Trading securities	—	—	107	96,952	—	97,059
Income taxes receivable	13,060	15,382	—	61,765	(4,272)	85,935
Prepaid expenses	—	627	40,037	63,130	—	103,794
Deferred tax assets, net	—	—	144,473	27,814	—	172,287
Real estate under development	—	—	—	41,833	—	41,833
Real estate and other assets held for sale	—	—	—	52,504	—	52,504
Available for sale securities	—	—	1,083	—	—	1,083
Other current assets	—	—	30,418	17,716	—	48,134

Total Current Assets	13,288	71,058	1,582,603	1,374,598	(4,272)	3,037,275
Property and equipment, net	—	—	228,124	106,736	—	334,860
Goodwill	—	—	1,004,312	841,075	—	1,845,387
Other intangible assets, net	—	—	524,401	245,239	—	769,640
Investments in unconsolidated subsidiaries	—	—	123,914	90,317	—	214,231
Investments in consolidated subsidiaries	1,710,681	2,249,957	1,228,713	—	(5,189,351)	—
Intercompany loan receivable	—	1,590,015	700,000	—	(2,290,015)	—
Real estate under development	—	—	798	10,194	—	10,992
Real estate held for investment	—	—	4,006	356,034	—	360,040
Available for sale securities	—	—	51,817	2,952	—	54,769
Other assets, net	—	43,161	56,041	42,381	—	141,583

Total Assets	$1,723,969	$3,954,191	$5,504,729	$3,069,526	$(7,483,638)	$6,768,777

Current Liabilities:
Accounts payable and accrued expenses	$—	$28,060	$136,902	$350,407	$—	$515,369
Compensation and employee benefits payable	—	626	210,559	176,231	—	387,416
Accrued bonus and profit sharing	—	—	210,700	142,348	—	353,048
Securities sold, not yet purchased	—	—	—	44,829	—	44,829
Income taxes payable	—	—	4,272	—	(4,272)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	458,306	—	—	458,306
Revolving credit facility	—	10,496	—	62,162	—	72,658
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,496	458,322	62,162	—	530,980
Current maturities of long-term debt	—	46,000	2,403	22,657	—	71,060
Notes payable on real estate	—	—	—	154,676	—	154,676
Liabilities related to real estate and other assets held for sale	—	—	—	43,902	—	43,902
Other current liabilities	—	—	41,000	1,976	—	42,976

Total Current Liabilities	—	85,182	1,064,158	999,188	(4,272)	2,144,256
Long-Term Debt:
Senior secured term loans	—	1,318,000	—	256,661	—	1,574,661
11.625% senior subordinated notes, net	—	440,129	—	—	—	440,129
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	6,652	58	—	6,710
Intercompany loan payable	383,537	—	1,830,761	75,717	(2,290,015)	—

Total Long-Term Debt	383,537	2,108,129	1,837,413	332,436	(2,290,015)	2,371,500
Notes payable on real estate	—	—	—	168,010	—	168,010
Deferred tax liabilities, net	—	—	148,012	15,329	—	163,341
Non-current tax liabilities	—	—	79,731	5,353	—	85,084
Pension liability	—	—	—	61,823	—	61,823
Other liabilities	—	50,199	125,458	80,000	—	255,657

Total Liabilities	383,537	2,243,510	3,254,772	1,662,139	(2,294,287)	5,249,671
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,340,432	1,710,681	2,249,957	1,228,713	(5,189,351)	1,340,432
Non-controlling interests	—	—	—	178,674	—	178,674

Total Equity	1,340,432	1,710,681	2,249,957	1,407,387	(5,189,351)	1,519,106

Total Liabilities and Equity	$1,723,969	$3,954,191	$5,504,729	$3,069,526	$(7,483,638)	$6,768,777

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Chase Bank, N.A. (JP Morgan), TD Bank, N.A. (TD Bank), Capital One, N.A. (Capital One), Fannie Mae As Soon As Pooled (ASAP) Program and Bank of America (BofA) lines of credit are pledged to JP Morgan, TD Bank, Capital One, Fannie Mae and BofA, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$298,370	$375,176	$419,631	$—	$1,093,182
Restricted cash	—	4,845	21,827	40,466	—	67,138
Receivables, net	—	—	405,902	729,469	—	1,135,371
Warehouse receivables (a)	—	—	720,061	—	—	720,061
Trading securities	—	—	83	151,401	—	151,484
Income taxes receivable	15,526	6,879	—	3,669	(26,074)	—
Prepaid expenses	—	—	46,040	65,839	—	111,879
Deferred tax assets, net	—	—	143,065	25,874	—	168,939
Real estate under development	—	—	—	30,617	—	30,617
Real estate and other assets held for sale	—	—		26,201	—	26,201
Available for sale securities	—	—	2,790	—	—	2,790
Other current assets	—	—	26,468	15,917	—	42,385

Total Current Assets	15,531	310,094	1,741,412	1,509,084	(26,074)	3,550,047
Property and equipment, net	—	—	202,674	92,814	—	295,488
Goodwill	—	—	1,004,875	823,532	—	1,828,407
Other intangible assets, net	—	—	510,219	284,106	—	794,325
Investments in unconsolidated subsidiaries	—	—	105,664	61,168	—	166,832
Investments in consolidated subsidiaries	1,432,638	1,832,044	1,211,409	—	(4,476,091)	—
Intercompany loan receivable	—	1,490,897	700,000	34,378	(2,225,275)	—
Real estate under development	—	—	693	3,259	—	3,952
Real estate held for investment	—	—	4,007	399,691	—	403,698
Available for sale securities	—	—	34,605	—	—	34,605
Other assets, net	—	49,389	48,603	43,797	—	141,789

Total Assets	$1,448,169	$3,682,424	$5,564,161	$3,251,829	$(6,727,440)	$7,219,143

Current Liabilities:
Accounts payable and accrued expenses	$—	$11,674	$151,260	$411,202	$—	$574,136
Compensation and employee benefits payable	—	626	208,692	189,370	—	398,688
Accrued bonus and profit sharing	—	—	308,748	235,880	—	544,628
Securities sold, not yet purchased	—	—	—	98,810	—	98,810
Income taxes payable	—	—	54,442	—	(26,074)	28,368
Short-term borrowings:
Warehouse lines of credit (a)	—	—	713,362	—	—	713,362
Revolving credit facility	—	10,098	—	34,727	—	44,825
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,098	713,378	34,727	—	758,203
Current maturities of long-term debt	—	46,000	—	21,838	—	67,838
Notes payable on real estate	—	—	—	146,120	—	146,120
Liabilities related to real estate and other assets held for sale	—	—	—	21,482	—	21,482
Other current liabilities	—	—	39,885	2,490	—	42,375

Total Current Liabilities	—	68,398	1,476,405	1,161,919	(26,074)	2,680,648
Long-Term Debt:
Senior secured term loans	—	1,352,500	—	263,273	—	1,615,773
11.625% senior subordinated notes, net	—	439,016	—	—	—	439,016
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	—	59	—	59
Intercompany loan payable	296,688	—	1,928,587	—	(2,225,275)	—

Total Long-Term Debt	296,688	2,141,516	1,928,587	263,332	(2,225,275)	2,404,848
Notes payable on real estate	—	—	—	206,339	—	206,339
Deferred tax liabilities, net	—	—	135,500	13,469	—	148,969
Non-current tax liabilities	—	—	77,595	2,332	—	79,927
Pension liability	—	—	—	60,860	—	60,860
Other liabilities	—	39,872	114,030	66,487	—	220,389

Total Liabilities	296,688	2,249,786	3,732,117	1,774,738	(2,251,349)	5,801,980
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,151,481	1,432,638	1,832,044	1,211,409	(4,476,091)	1,151,481
Non-controlling interests	—	—	—	265,682	—	265,682

Total Equity	1,151,481	1,432,638	1,832,044	1,477,091	(4,476,091)	1,417,163

Total Liabilities and Equity	$1,448,169	$3,682,424	$5,564,161	$3,251,829	$(6,727,440)	$7,219,143

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the Kemps Landing, JP Morgan, TD Bank, Fannie Mae ASAP Program and BofA lines of credit are pledged to Kemps Landing, JP Morgan, TD Bank, Fannie Mae and BofA, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$940,373	$616,774	$—	$1,557,147
Costs and expenses:
Cost of services	—	—	568,573	346,672	—	915,245
Operating, administrative and other	14,452	1,778	224,740	241,392	—	482,362
Depreciation and amortization	—	—	23,343	16,759	—	40,102
Non-amortizable intangible asset impairment	—	—	—	19,826	—	19,826

Total costs and expenses	14,452	1,778	816,656	624,649	—	1,457,535
Gain on disposition of real estate	—	—	—	3,983	—	3,983

Operating (loss) income	(14,452)	(1,778)	123,717	(3,892)	—	103,595
Equity income (loss) from unconsolidated subsidiaries	—	—	3,142	(267)	—	2,875
Other income (loss)	—	—	201	(50)	—	151
Interest income	—	23,673	789	1,098	(23,665)	1,895
Interest expense	—	35,822	23,046	8,448	(23,665)	43,651
Royalty and management service (income) expense	—	—	(8,366)	8,366	—	—
Income (loss) from consolidated subsidiaries	48,779	57,520	(10,264)	—	(96,035)	—

Income (loss) before (benefit of) provision for income taxes	34,327	43,593	102,905	(19,925)	(96,035)	64,865
(Benefit of) provision for income taxes	(5,382)	(5,186)	45,385	(12,657)	—	22,160

Net income (loss)	39,709	48,779	57,520	(7,268)	(96,035)	42,705
Less: Net income attributable to non-controlling interests	—	—	—	2,996	—	2,996

Net income (loss) attributable to CBRE Group, Inc.	$39,709	$48,779	$57,520	$(10,264)	$(96,035)	$39,709

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,684,488	$1,823,765	$—	$4,508,253
Costs and expenses:
Cost of services	—	—	1,620,203	990,741	—	2,610,944
Operating, administrative and other	35,073	4,088	655,443	710,857	—	1,405,461
Depreciation and amortization	—	—	66,548	58,347	—	124,895
Non-amortizable intangible asset impairment	—	—	—	19,826	—	19,826

Total costs and expenses	35,073	4,088	2,342,194	1,779,771	—	4,161,126
Gain on disposition of real estate	—	—	—	5,231	—	5,231

Operating (loss) income	(35,073)	(4,088)	342,294	49,225	—	352,358
Equity income from unconsolidated subsidiaries	—	—	19,597	273	—	19,870
Other income	—	—	1,465	3,170	—	4,635
Interest income	—	70,335	2,490	3,259	(70,301)	5,783
Interest expense	—	107,556	68,495	26,293	(70,301)	132,043
Royalty and management service (income) expense	—	—	(24,778)	24,778	—	—
Income (loss) from consolidated subsidiaries	164,570	190,497	(2,584)	—	(352,483)	—

Income before (benefit of) provision for income taxes	129,497	149,188	319,545	4,856	(352,483)	250,603
(Benefit of) provision for income taxes	(13,060)	(15,382)	129,048	1,747	—	102,353

Net income	142,557	164,570	190,497	3,109	(352,483)	148,250
Less: Net income attributable to non-controlling interests	—	—	—	5,693	—	5,693

Net income (loss) attributable to CBRE Group, Inc.	$142,557	$164,570	$190,497	$(2,584)	$(352,483)	$142,557

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$39,709	$48,779	$57,520	$(7,268)	$(96,035)	$42,705
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	15,422	—	15,422
Unrealized losses on interest rate swaps and interest rate caps, net	—	(1,918)	—	(20)	—	(1,938)
Unrealized gains on available for sale securities, net	—	—	312	11	—	323
Other, net	—	—	(164)	—	—	(164)

Total other comprehensive (loss) income	—	(1,918)	148	15,413	—	13,643
Comprehensive income	39,709	46,861	57,668	8,145	(96,035)	56,348
Less: Comprehensive income attributable to non-controlling interests	—	—	—	3,071	—	3,071

Comprehensive income attributable to CBRE Group, Inc.	$39,709	$46,861	$57,668	$5,074	$(96,035)	$53,277

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$63,807	$71,461	$75,710	$16,956	$(167,901)	$60,033
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	—	(67,922)	—	(67,922)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(16,279)	—	(6)	—	(16,285)
Unrealized losses on available for sale securities, net	—	—	(49)	—	—	(49)
Other, net	—	—	1,508	—	—	1,508

Total other comprehensive (loss) income	—	(16,279)	1,459	(67,928)	—	(82,748)
Comprehensive income (loss)	63,807	55,182	77,169	(50,972)	(167,901)	(22,715)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(5,785)	—	(5,785)

Comprehensive income (loss) attributable to CBRE Group, Inc.	$63,807	$55,182	$77,169	$(45,187)	$(167,901)	$(16,930)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$142,557	$164,570	$190,497	$3,109	$(352,483)	$148,250
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(6,237)	—	(6,237)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(6,234)	—	(64)	—	(6,298)
Unrealized gains (losses) on available for sale securities, net	—	—	304	(167)	—	137
Other, net	—	—	(331)	—	—	(331)

Total other comprehensive loss	—	(6,234)	(27)	(6,468)	—	(12,729)
Comprehensive income (loss)	142,557	158,336	190,470	(3,359)	(352,483)	135,521
Less: Comprehensive income attributable to non-controlling interests	—	—	—	5,381	—	5,381

Comprehensive income (loss) attributable to CBRE Group, Inc.	$142,557	$158,336	$190,470	$(8,740)	$(352,483)	$130,140

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$159,399	$179,158	$184,171	$61,474	$(404,816)	$179,386
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	—	(22,377)	—	(22,377)
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	—	(23,092)	—	30	—	(23,062)
Unrealized gains on available for sale securities, net	—	—	134	—	—	134
Other, net	—	—	1,831	—	—	1,831

Total other comprehensive (loss) income	—	(23,092)	1,965	(22,347)	—	(43,474)
Comprehensive income	159,399	156,066	186,136	39,127	(404,816)	135,912
Less: Comprehensive income attributable to non-controlling interests	—	—	—	18,806	—	18,806

Comprehensive income attributable to CBRE Group, Inc.	$159,399	$156,066	$186,136	$20,321	$(404,816)	$117,106

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$22,640	$(11,305)	$(40,521)	$(90,750)	$(119,936)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(44,883)	(35,704)	(80,587)
Acquisition of business, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	—	(17,595)	(17,595)
Contributions to unconsolidated subsidiaries	—	—	(18,974)	(36,026)	(55,000)
Distributions from unconsolidated subsidiaries	—	—	10,255	4,400	14,655
Net proceeds from disposition of real estate held for investment	—	—	—	32,200	32,200
Additions to real estate held for investment	—	—	—	(5,783)	(5,783)
Proceeds from the sale of servicing rights and other assets	—	—	23,862	68	23,930
(Increase) decrease in restricted cash	—	(18)	(5,525)	9,241	3,698
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P.	—	—	—	(73,187)	(73,187)
Other investing activities, net	—	—	4,157	—	4,157

Net cash used in investing activities	—	(18)	(31,108)	(122,386)	(153,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(34,500)	—	(16,532)	(51,032)
Proceeds from revolving credit facility	—	—	—	41,270	41,270
Repayment of revolving credit facility	—	—	—	(15,230)	(15,230)
Proceeds from notes payable on real estate held for investment	—	—	—	4,652	4,652
Repayment of notes payable on real estate held for investment	—	—	—	(36,613)	(36,613)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	14,711	14,711
Repayment of notes payable on real estate held for sale and under development	—	—	—	(7,625)	(7,625)
Proceeds from exercise of stock options	16,401	—	—	—	16,401
Incremental tax benefit from stock options exercised	167	—	—	—	167
Non-controlling interests contributions	—	—	—	15,956	15,956
Non-controlling interests distributions	—	—	—	(29,211)	(29,211)
Payment of financing costs	—	(25)	—	(174)	(199)
(Increase) decrease in intercompany receivables, net	(38,938)	(202,336)	92,379	148,895	—
Other financing activities, net	(47)	—	(953)	(22)	(1,022)

Net cash (used in) provided by financing activities	(22,417)	(236,861)	91,426	120,077	(47,775)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	4,301	4,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	223	(248,184)	19,797	(88,758)	(316,922)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	298,370	375,176	419,631	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$228	$50,186	$394,973	$330,873	$776,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$82,790	$19	$20,164	$102,973

Income tax payments, net	$—	$—	$109,639	$71,272	$180,911

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

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended September 30, 2012 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the world’s largest commercial real estate services firm, based on 2011 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2011, we operated more than 300 offices worldwide, excluding affiliate offices, with approximately 34,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. We have been the only commercial real estate services company in the S&P 500 since 2006, and in the Fortune 500 since 2008. In 2012, for the second year in a row, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and were also named the Global Real Estate Advisor of the Year by Euromoney. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for six consecutive years, including 2012 when we ranked fourth overall and were the highest ranked commercial real estate services company. In 2011, we achieved the highest brand reputation ranking among all commercial real estate companies in a survey of Wall Street Journal subscribers.

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

Economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and to improve later that year and in 2011 following a return to positive economic growth in the United States. The recovery has continued at a slow pace in 2012, with vacancy rates dipping moderately and rental rates stabilizing or edging up slightly. While the ready availability of low-cost credit has sustained property sales activity, U.S. political and fiscal uncertainty has caused investors and occupiers to become more cautious and constrained both sales and leasing activity. Overall market activity continues to be well below levels experienced in 2006 and 2007.

In Europe, weakened market conditions first began to manifest in the United Kingdom in late 2007 and in countries on the continent in early 2008. The major European economies also fell into recession in 2008, which deepened and persisted throughout 2009. Economic activity improved in 2010, but began to wane again in 2011 and 2012, due to the effects of the European sovereign debt crisis. As a result, since 2011, economic growth in Europe has lagged behind other parts of the world. While rents have essentially remained flat, leasing velocity has slowed in many major markets in Europe. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. Investment sales recovered in Europe in 2010, particularly in larger markets. However, activity across most of Europe peaked in 2011 and, as a result of the ongoing European sovereign debt crisis, has been weak in 2012, with markets perceived as safe havens, such as the United Kingdom, attracting investment capital.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn. This resulted in lower investment sales and leasing activity in the region in 2008 and most of 2009. Transaction activity revived significantly in late 2009, reflecting strong economic growth, and improved through 2010 and most of 2011. However, transaction activity moderated in the later part of 2011 and in 2012, reflecting slower domestic economic activity, particularly in China, and the effects of heightened global economic uncertainty stemming from the European sovereign debt crisis and sluggish U.S. growth, both of which have adversely affected Asian exports.

Real estate investment management and property development activity were also adversely affected by deteriorating conditions beginning in late 2007, as property values declined sharply, and both financing and disposition options became more constrained. However, the macro environment for these businesses has generally improved as the real estate credit and investment sales markets have recovered since late 2010.

The further recovery of our global sales, leasing, investment management and development services operations depends on continued improvement in market fundamentals, including more robust economic growth and stronger job creation; stable and healthy global credit markets; and increased business and investor confidence.

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

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for approximately $940 million in cash. The acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM). On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions, which we refer to as the REIM Acquisitions, ING REIM became part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary, CBRE Global Investors, an independently operated business segment). The ING REIM businesses were highly complementary to our existing investment management business, with little overlap in client base and different investment strategies. CBRE Global Investors traditionally focused on value-add funds and separate accounts. ING REIM primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM managed value-add and opportunistic funds. The combined entity provides us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

On July 1, 2011, we completed the acquisition of CRES for $332.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for $442.5 million and one co-investment from ING for $7.4 million. During the nine months ended September 30, 2012, we also funded nine additional co-investments for an aggregate amount of $35.2 million related to ING REIM Europe. Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. There is a possibility of an additional closing of approximately $80 million and further co-investments of up to $20 million in the future related to our acquisition of ING REIM Europe.

As of September 30, 2012, CBRE Global Investors’ assets under management, or AUM, totaled $90.4 billion. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional firms or niche specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held an equity interest. From 2005 to 2010, we completed 60 in-fill acquisitions for an aggregate purchase price of approximately $601 million, with most of these completed before the recession in 2008. In 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands. During the nine months ended September 30, 2012, we completed three in-fill acquisitions, including our former affiliate companies in Turkey and Vietnam, and a niche real estate investment advisor in the United Kingdom. As market conditions continue to improve, we believe acquisitions may once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through September 30, 2012, we incurred $258.9 million of transaction-related expenditures and integration costs in connection with the Trammell Crow Company Acquisition. In addition, through September 30, 2012, we incurred $103.5 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions. As with prior material acquisitions, we anticipate incurring significant integration expenses associated with the REIM Acquisitions in 2012 and beyond. We expect the total transaction costs relating to the REIM Acquisitions, including retention and integration costs, to be approximately $150 million.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of September 30, 2012, our total debt, excluding our notes payable on real estate and warehouse lines of credit (both of which are generally nonrecourse to us), was approximately $2.5 billion.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies as of September 30, 2012.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenue	$1,557,147	100.0%	$1,534,463	100.0%	$4,508,253	100.0%	$4,141,786	100.0%
Costs and expenses:
Cost of services	915,245	58.8	894,607	58.3	2,610,944	57.9	2,448,184	59.1
Operating, administrative and other	482,362	31.0	469,138	30.6	1,405,461	31.2	1,279,019	30.9
Depreciation and amortization	40,102	2.5	31,308	2.0	124,895	2.8	79,871	1.9
Non-amortizable intangible asset impairment	19,826	1.3	—	—	19,826	0.4	—	—

Total costs and expenses	1,457,535	93.6	1,395,053	90.9	4,161,126	92.3	3,807,074	91.9
Gain on disposition of real estate	3,983	0.3	3,595	0.2	5,231	0.1	11,594	0.3

Operating income	103,595	6.7	143,005	9.3	352,358	7.8	346,306	8.4
Equity income from unconsolidated subsidiaries	2,875	0.2	6,714	0.4	19,870	0.5	38,961	0.9
Other income (loss)	151	—	(5,809)	(0.4)	4,635	0.1	(5,809)	(0.2)
Interest income	1,895	0.1	2,493	0.2	5,783	0.1	7,063	0.2
Interest expense	43,651	2.8	39,080	2.5	132,043	2.9	107,014	2.6

Income from continuing operations before provision for income taxes	64,865	4.2	107,323	7.0	250,603	5.6	279,507	6.7
Provision for income taxes	22,160	1.5	47,290	3.1	102,353	2.3	117,032	2.8

Income from continuing operations	42,705	2.7	60,033	3.9	148,250	3.3	162,475	3.9
Income from discontinued operations, net of income taxes	—	—	—	—	—	—	16,911	0.4

Net income	42,705	2.7	60,033	3.9	148,250	3.3	179,386	4.3
Less: Net income (loss) attributable to non-controlling interests	2,996	0.1	(3,774)	(0.3)	5,693	0.1	19,987	0.5

Net income attributable to CBRE Group, Inc.	$39,709	2.6%	$63,807	4.2%	$142,557	3.2%	$159,399	3.8%

EBITDA (1)	$163,553	10.5%	$178,992	11.7%	$515,891	11.4%	$458,131	11.1%

EBITDA, as adjusted (1)	$195,346	12.5%	$194,802	12.7%	$566,782	12.6%	$487,724	11.8%

(1)	Includes EBITDA related to discontinued operations of $1.9 million for the nine months ended September 30, 2011.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to CBRE Group, Inc.	$39,709	$63,807	$142,557	$159,399
Add:
Depreciation and amortization (1)	40,102	31,308	124,895	80,396
Non-amortizable intangible asset impairment	19,826	—	19,826	—
Interest expense (2)	43,651	39,080	132,043	108,367
Provision for income taxes	22,160	47,290	102,353	117,032
Less:
Interest income	1,895	2,493	5,783	7,063

EBITDA (3)	$163,553	$178,992	$515,891	$458,131
Adjustments:
Cost containment expenses	17,578	—	17,578	—
Integration and other costs related to acquisitions	14,215	9,921	33,313	23,704
Write-down of impaired assets	—	5,889	—	5,889

EBITDA, as adjusted (3)	$195,346	$194,802	$566,782	$487,724

(1)	Includes depreciation and amortization related to discontinued operations of $0.5 million for the nine months ended September 30, 2011.
(2)	Includes interest expense related to discontinued operations of $1.4 million for the nine months ended September 30, 2011.
(3)	Includes EBITDA related to discontinued operations of $1.9 million for the nine months ended September 30, 2011.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

We reported consolidated net income of $39.7 million for the three months ended September 30, 2012 on revenue of $1.6 billion as compared to consolidated net income of $63.8 million on revenue of $1.5 billion for the three months ended September 30, 2011.

Our revenue on a consolidated basis for the three months ended September 30, 2012 increased by $22.7 million, or 1.5%, as compared to the three months ended September 30, 2011. This increase was driven by contributions from the ING REIM Europe and ING REIM Asia portions of the REIM Acquisitions (acquired in the fourth quarter of 2011) as well as higher commercial mortgage brokerage activity (up 11.4%) and outsourcing activity (up 7.1%). These increases were partially offset by lower worldwide leasing (down 8.2%) and sales (down 7.3%) transaction revenue. Foreign currency translation had a $47.6 million negative impact on total revenue during the three months ended September 30, 2012.

Our cost of services on a consolidated basis increased by $20.6 million, or 2.3%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This increase was primarily due to higher salaries and related costs associated with our global property and facilities management contracts. Additionally, included in cost of services for the three months ended September 30, 2012 were cost containment expenses of $7.0 million. These costs primarily represent severance costs incurred in our EMEA and Asia Pacific segments as we continue to calibrate our staffing levels to the current market environment. Foreign currency translation had a $28.2 million positive impact on cost of services during the three months ended September 30, 2012. Cost of services as a percentage of revenue increased from 58.3% for the three months ended September 30, 2011 to 58.8% for the three months ended September 30, 2012, primarily attributable to the aforementioned cost containment expenses and our mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year period as well as a decline in transaction revenue in certain countries that have a significant fixed cost compensation structure. These items were partially offset by a higher composition of revenue being non-commissionable in the current year as a result of the REIM Acquisitions.

Our operating, administrative and other expenses on a consolidated basis increased by $13.2 million, or 2.8%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Operating expenses as a percentage of revenue increased to 31.0% for the three months ended September 30, 2012 from 30.6% for the three months ended September 30, 2011. These increases were primarily driven by an increase in costs attributable to the ING REIM Europe and ING REIM Asia portions of the REIM Acquisitions, including transaction and integration costs. Additionally, included in operating, administrative and other expenses for the three months ended September 30, 2012 were cost containment expenses of $10.6 million. These costs primarily represent severance costs incurred in our EMEA and Asia Pacific segments as we continue to calibrate our staffing levels to the current market environment. These added costs were partially offset by lower worldwide bonus accruals primarily resulting from weaker operating performance. Foreign currency translation had a $17.8 million positive impact on total operating expenses during the three months ended September 30, 2012.

Our depreciation and amortization expense on a consolidated basis increased by $8.8 million, or 28.1%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the REIM Acquisitions. Higher depreciation expense in our Americas segment also contributed to the increase.

Our non-amortizable intangible asset impairment on a consolidated basis was $19.8 million for the three months ended September 30, 2012. This non-cash write-off related to the discontinuation of a trade name in the United Kingdom.

Our gain on disposition of real estate on a consolidated basis was $4.0 million for the three months ended September 30, 2012 as compared to $3.6 million for the three months ended September 30, 2011. These gains resulted from activity within our Development Services and Global Investment Management segments.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $3.8 million, or 57.2%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This decrease was primarily driven by lower equity earnings associated with an investment in our Americas segment.

Our other income was $0.2 million for the three months ended September 30, 2012 as compared to other loss of $5.8 million for the three months ended September 30, 2011. This activity was primarily reported within our Global Investment Management segment and represented net realized and unrealized gains and losses related to trading securities, which we acquired in our acquisition of CRES.

Our consolidated interest income decreased by $0.6 million, or 24.0%, as compared to the three months ended September 30, 2011. This decrease was mainly driven by lower interest income reported in our Americas segment in the current year.

Our consolidated interest expense increased by $4.6 million, or 11.7%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase was primarily due to higher interest expense attributable to additional borrowings made to finance the REIM Acquisitions and the British pound sterling A-1 term loan facility entered into in the fourth quarter of 2011.

Our provision for income taxes on a consolidated basis was $22.2 million for the three months ended September 30, 2012 as compared to $47.3 million for the three months ended September 30, 2011. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 35.8% for the three months ended September 30, 2012 as compared to 42.6% for the three months ended September 30, 2011. The changes in our provision for income taxes and our effective tax rate were primarily the result of a change in our mix of domestic and foreign earnings (losses), including a greater impact in the current year quarter of losses sustained in jurisdictions where no tax benefit could be provided, offset by the impact of discrete items, including the current year quarter benefit from a legal reorganization of certain entities in Asia Pacific. We anticipate our full year 2012 effective tax rate to be in the range of 35.0 to 38.0%.

Our net income attributable to non-controlling interests on a consolidated basis was $3.0 million for the three months ended September 30, 2012 as compared to a net loss attributable to non-controlling interests of $3.8 million for the three months ended September 30, 2011. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We reported consolidated net income of $142.6 million for the nine months ended September 30, 2012 on revenue of $4.5 billion as compared to consolidated net income of $159.4 million on revenue of $4.1 billion for the nine months ended September 30, 2011.

Our revenue on a consolidated basis for the nine months ended September 30, 2012 increased by $366.5 million, or 8.8%, as compared to the nine months ended September 30, 2011. This increase was driven by contributions from the REIM Acquisitions (acquired in the second half of 2011). Increased commercial mortgage brokerage activity (up 27.9%) and outsourcing activity (up 8.9%), as well as higher worldwide sales transaction revenue (up 5.2%) also contributed to the variance. Worldwide leasing transaction revenue decreased slightly (down 2.1%) in the current year, reflective of weak employment growth globally. Foreign currency translation had a $102.1 million negative impact on total revenue during the nine months ended September 30, 2012.

Our cost of services on a consolidated basis increased by $162.8 million, or 6.6%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase was primarily due to higher salaries and related costs associated with our global property and facilities management contracts. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales transaction revenue led to a corresponding increase in commission accruals. Also, included in cost of services for the nine months ended September 30, 2012 were cost containment expenses of $7.0 million. Foreign currency translation had a $55.9 million positive impact on cost of services during the nine months ended September 30, 2012. Cost of services as a percentage of revenue decreased from 59.1% for the nine months ended September 30, 2011 to 57.9% for the nine months ended September 30, 2012, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable in the current year as a result of the REIM Acquisitions. In addition, all costs associated with the ING REIM businesses are included in operating, administrative and other expenses.

Our operating, administrative and other expenses on a consolidated basis increased by $126.4 million, or 9.9%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Additionally, included in operating, administrative and other expenses for the nine months ended September 30, 2012 were cost containment expenses of $10.6 million. Foreign currency translation had a $36.8 million positive impact on total operating expenses during the nine months ended September 30, 2012. Operating expenses as a percentage of revenue increased slightly to 31.2% for the nine months ended September 30, 2012 from 30.9% for the nine months ended September 30, 2011.

Our depreciation and amortization expense on a consolidated basis increased by $45.0 million, or 56.4%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the REIM Acquisitions. Higher depreciation expense in our Americas segment also contributed to the increase.

Our non-amortizable intangible asset impairment on a consolidated basis was $19.8 million for the nine months ended September 30, 2012. This non-cash write-off related to the discontinuation of a trade name in the United Kingdom.

Our gain on disposition of real estate on a consolidated basis was $5.2 million for the nine months ended September 30, 2012 as compared to $11.6 million for the nine months ended September 30, 2011. These gains resulted from activity within our Development Services and Global Investment Management segments.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $19.1 million, or 49.0%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the prior year, which did not occur to the same extent in the current year. Also contributing to the decrease was lower equity earnings associated with an investment in our Americas segment in the current year.

Our other income on a consolidated basis was $4.6 million for the nine months ended September 30, 2012 as compared to other loss of $5.8 million for the nine months ended September 30, 2011. This activity was primarily reported within our Global Investment Management segment and represented net realized and unrealized gains and losses related to trading securities, which we acquired in our acquisition of CRES.

Our consolidated interest income decreased by $1.3 million, or 18.1%, as compared to the nine months ended September 30, 2011. This decrease was mainly driven by lower interest income reported in our Americas segment in the current year.

Our consolidated interest expense increased by $25.0 million, or 23.4%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase was primarily due to higher interest expense attributable to additional borrowings made to finance the REIM Acquisitions and the British pound sterling A-1 term loan facility entered into in the fourth quarter of 2011.

Our provision for income taxes on a consolidated basis was $102.4 million for the nine months ended September 30, 2012 as compared to $117.0 million for the nine months ended September 30, 2011. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 41.8% for the nine months ended September 30, 2012 as compared to 42.3% for the nine months ended September 30, 2011. The changes in our provision for income taxes and our effective tax rate were primarily the result of a change in our mix of domestic and foreign earnings (losses), including a greater impact in the current year of losses sustained in jurisdictions where no tax benefit could be provided, offset by the impact of discrete items, including the current year benefit from a legal reorganization of certain entities in Asia Pacific.

Our consolidated income from discontinued operations, net of income taxes, was $16.9 million for the nine months ended September 30, 2011. This income was reported in our Global Investment Management segment and mostly related to gains from property sales, which were all attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $5.7 million for the nine months ended September 30, 2012 as compared to $20.0 million for the nine months ended September 30, 2011. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Americas
Revenue	$996,380	100.0%	$954,213	100.0%	$2,855,899	100.0%	$2,602,156	100.0%
Costs and expenses:
Cost of services	638,138	64.0	600,168	62.9	1,818,162	63.7	1,644,835	63.2
Operating, administrative and other	232,108	23.3	231,181	24.2	665,157	23.3	646,071	24.8
Depreciation and amortization	20,744	2.1	15,855	1.7	58,555	2.0	43,517	1.7

Operating income	$105,390	10.6%	$107,009	11.2%	$314,025	11.0%	$267,733	10.3%

EBITDA (1)	$128,749	12.9%	$126,156	13.2%	$379,304	13.3%	$319,659	12.3%

EMEA
Revenue	$228,737	100.0%	$275,958	100.0%	$674,367	100.0%	$742,013	100.0%
Costs and expenses:
Cost of services	150,729	65.9	165,450	60.0	426,486	63.2	452,461	61.0
Operating, administrative and other	86,662	37.9	89,853	32.6	248,751	36.9	244,830	33.0
Depreciation and amortization	3,181	1.4	3,191	1.1	9,674	1.4	7,706	1.0
Non-amortizable intangible asset impairment	19,826	8.6	—	—	19,826	3.0	—	—

Operating (loss) income	$(31,661)	(13.8)%	$17,464	6.3%	$(30,370)	(4.5)%	$37,016	5.0%

EBITDA (1)	$(8,141)	(3.6)%	$21,089	7.6%	$507	0.1%	$45,470	6.1%

Asia Pacific
Revenue	$199,950	100.0%	$208,055	100.0%	$568,396	100.0%	$557,101	100.0%
Costs and expenses:
Cost of services	126,378	63.2	128,989	62.0	366,296	64.4	350,888	63.0
Operating, administrative and other	56,792	28.4	56,835	27.3	159,433	28.0	152,801	27.4
Depreciation and amortization	2,905	1.5	2,979	1.4	8,458	1.6	6,950	1.3

Operating income	$13,875	6.9%	$19,252	9.3%	$34,209	6.0%	$46,462	8.3%

EBITDA (1)	$16,448	8.2%	$21,817	10.5%	$42,047	7.4%	$51,696	9.3%

Global Investment Management
Revenue	$114,306	100.0%	$77,426	100.0%	$359,180	100.0%	$185,302	100.0%
Costs and expenses:
Operating, administrative and other	91,658	80.2	71,770	92.7	282,952	78.8	175,268	94.6
Depreciation and amortization	10,524	9.2	6,281	8.1	39,803	11.1	12,947	7.0
Gain on disposition of real estate	—	—	345	0.4	—	—	345	0.2

Operating income (loss)	$12,124	10.6%	$(280)	(0.4)%	$36,425	10.1%	$(2,568)	(1.4)%

EBITDA (1) (2)	$22,658	19.8%	$6,154	7.9%	$77,925	21.7%	$14,614	7.9%

Development Services
Revenue	$17,774	100.0%	$18,811	100.0%	$50,411	100.0%	$55,214	100.0%
Costs and expenses:
Operating, administrative and other	15,142	85.2	19,499	103.7	49,168	97.5	60,049	108.8
Depreciation and amortization	2,748	15.4	3,002	15.9	8,405	16.7	8,751	15.8
Gain on disposition of real estate	3,983	22.4	3,250	17.3	5,231	10.4	11,249	20.4

Operating income (loss)	$3,867	21.8%	$(440)	(2.3)%	$(1,931)	(3.8)%	$(2,337)	(4.2)%

EBITDA (1)	$3,839	21.6%	$3,776	20.1%	$16,108	32.0%	$26,692	48.3%

(1)	See Note 15 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $1.9 million for the nine months ended September 30, 2011.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Americas

Revenue increased by $42.2 million, or 4.4%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This improvement was primarily driven by higher outsourcing activity and increased commercial mortgage brokerage revenue, partially offset by lower sales and lease transaction revenue. Foreign currency translation had an $8.9 million negative impact on total revenue during the three months ended September 30, 2012.

Cost of services increased by $38.0 million, or 6.3%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to higher salaries and related costs associated with our property and facilities management contracts. Foreign currency translation had a $5.1 million positive impact on cost of services during the three months ended September 30, 2012. Cost of services as a percentage of revenue increased to 64.0% for the three months ended September 30, 2012 from 62.9% for the three months ended September 30, 2011, primarily due to a shift in the mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses were relatively consistent at $232.1 million for the three months ended September 30, 2012 versus $231.2 for the three months ended September 30, 2011. Foreign currency translation had a $2.6 million positive impact on total operating expenses during the three months ended September 30, 2012.

EMEA

Revenue decreased by $47.2 million, or 17.1%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Foreign currency translation had a $21.2 million negative impact on total revenue during the three months ended September 30, 2012. In addition, the continued impact of Europe’s sovereign debt crisis resulted in lower sales, leasing and outsourcing activity in the region. Total revenue grew modestly in the United Kingdom, but this was more than offset by reduced revenue in other countries in the region, most notably in France and Germany.

Cost of services decreased by $14.7 million, or 8.9%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, driven by foreign currency translation, which had a $14.7 million positive impact on cost of services in the current year period. Included in cost of services for the three months ended September 30, 2012, were cost containment expenses of $5.9 million, primarily representing severance costs incurred as we continue to calibrate our staffing levels to the current market environment. These costs were offset by lower salaries and related costs associated with our property and facilities management contracts. Cost of services as a percentage of revenue increased to 65.9% for the three months ended September 30, 2012 from 60.0% for the three months ended September 30, 2011, primarily driven by the aforementioned cost containment expenses in the current year and our mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year period as well as a decline in transaction revenue in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses decreased by $3.2 million, or 3.6%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Included in operating, administrative and other expenses for the three months ended September 30, 2012, were cost containment expenses of $9.4 million, which primarily represented severance costs incurred as we continue to calibrate our staffing levels to the current market environment. Such costs were more than offset by foreign currency translation, which had a $7.4 million positive impact on total operating expenses during the three months ended September 30, 2012, as well as lower bonus accruals in the current year due to weaker operating performance.

Asia Pacific

Revenue decreased by $8.1 million, or 3.9%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, reflecting weaker overall performance in several countries, particularly Australia, China and Japan. Foreign currency translation had an $11.4 million negative impact on total revenue during the three months ended September 30, 2012. Sales and leasing activity declined throughout the region, while outsourcing activity showed modest improvement.

Cost of services decreased by $2.6 million, or 2.0%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Included in cost of services for the three months ended September 30, 2012, were cost containment expenses of $1.1 million, primarily representing severance costs incurred as we continue to calibrate our staffing levels to the current market environment. In addition, in the current year, there was an increase in salaries and related costs associated with our property and facilities management contracts. These costs were more than offset by foreign currency translation, which had an $8.4 million positive impact on cost of services during the three months ended September 30, 2012, and a decrease in commission expense as a result of lower transaction revenue. Cost of services as a percentage of revenue increased to 63.2% for the three months ended September 30, 2012 as compared to 62.0% for the three months ended September 30, 2011, primarily driven by the aforementioned cost containment expenses in the current year as well as a shift in the mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses remained flat at $56.8 million for both the three months ended September 30, 2012 and 2011. Foreign currency translation had a $1.8 million positive impact on total operating expenses during the three months ended September 30, 2012. This was mostly offset by cost containment expenses of $1.2 million in the current year, which primarily represented severance costs incurred as we continue to calibrate our staffing levels to the current market environment.

Global Investment Management

Revenue increased by $36.9 million, or 47.6%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, driven by contributions from the ING REIM Europe and ING REIM Asia portions of the REIM Acquisitions acquired in the fourth quarter of 2011. Foreign currency translation had a $6.1 million negative impact on total revenue during the three months ended September 30, 2012.

Operating, administrative and other expenses increased by $19.9 million, or 27.7%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Foreign currency translation had a $6.0 million positive impact on total operating expenses during the three months ended September 30, 2012.

Total AUM as of September 30, 2012 amounted to $90.4 billion at the end of the third quarter, a decrease of 1% from the second quarter of 2012 and 4% from year-end 2011.

Development Services

Revenue decreased slightly to $17.8 million for the three months ended September 30, 2012 as compared to $18.8 million for the three months ended September 30, 2011.

Operating, administrative and other expenses decreased by $4.4 million, or 22.3%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The prior year quarter included real estate asset impairments, which did not recur in the current year, and higher incentive compensation.

As of September 30, 2012, development projects in process totaled $4.6 billion, down $0.1 billion from the second quarter of 2012 and $0.3 billion from year-end 2011. The inventory of pipeline deals totaled $1.9 billion, up $0.5 billion from the second quarter of 2012 and $0.7 billion from year-end 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Americas

Revenue increased by $253.7 million, or 9.8%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This improvement was primarily driven by higher sales, leasing and outsourcing activity as well as increased commercial mortgage brokerage revenue. Foreign currency translation had a $23.2 million negative impact on total revenue during the nine months ended September 30, 2012.

Cost of services increased by $173.3 million, or 10.5%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to higher salaries and related costs associated with our property and facilities management contracts. Increased commission expense resulting from higher sales and lease transaction revenue also contributed to an increase in cost of services in the current year. Foreign currency translation had an $11.7 million positive impact on cost of services during the nine months ended September 30, 2012. Cost of services as a percentage of revenue increased to 63.7% for the nine months ended September 30, 2012 from 63.2% for the nine months ended September 30, 2011, primarily due to a shift in the mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $19.1 million, or 3.0%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance. Foreign currency translation had a $7.1 million positive impact on total operating expenses during the nine months ended September 30, 2012.

EMEA

Revenue decreased by $67.6 million, or 9.1%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Foreign currency translation had a $47.2 million negative impact on total revenue during the nine months ended September 30, 2012. In addition, Europe’s continuing weak employment growth resulted in lower leasing activity market-wide. However, outsourcing revenue improved despite uncertainty created by the region’s sovereign debt challenges. Revenue grew modestly in the Netherlands and the United Kingdom, but this was offset by reduced revenue in other countries in the region, most notably in France, which had a particularly strong prior year.

Cost of services decreased by $26.0 million, or 5.7%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Foreign currency translation had a $30.1 million positive impact on cost of services during the nine months ended September 30, 2012. In addition, salaries and related costs associated with our property and facilities management contracts were lower in the current year. These items were partially offset by cost containment expenses of $5.9 million incurred in the current year and higher costs associated with increased headcount attributable to in-fill acquisitions completed in mid to late 2011. Cost of services as a percentage of revenue increased to 63.2% for the nine months ended September 30, 2012 from 61.0% for the nine months ended September 30, 2011, primarily driven by the aforementioned cost containment expenses in the current year and our mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year period, as well as a decline in transaction revenue in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $3.9 million, or 1.6%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to cost containment expenses of $9.4 million incurred in the current year and higher costs, including payroll-related and occupancy costs, partly stemming from in-fill acquisitions made in mid to late 2011. These costs were largely offset by foreign currency translation, which had a $15.7 million positive impact on total operating expenses during the nine months ended September 30, 2012, as well as lower bonus accruals in the current year due to weaker operating performance.

Asia Pacific

Revenue increased by $11.3 million, or 2.0%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, reflecting improved overall performance in several countries, particularly Australia, India and Singapore. Investment sales in the region saw decidedly less activity than in the prior year period. However, this was more than offset by growth in our outsourcing and appraisal revenue. Foreign currency translation had an $18.4 million negative impact on total revenue during the nine months ended September 30, 2012.

Cost of services increased by $15.4 million, or 4.4%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, driven by higher salaries and related costs associated with our property and facilities management contracts throughout the region and increases in headcount, particularly in Australia (partially due to an in-fill acquisition completed in May 2011) as well as investments in China. These increases were partially offset by foreign currency translation, which had a $14.1 million positive impact on cost of services during the nine months ended September 30, 2012 as well as lower commission expense attributable to the decrease in sales transaction revenue. Cost of services as a percentage of revenue increased to 64.4% for the nine months ended September 30, 2012 as compared to 63.0% for the nine months ended September 30, 2011, primarily driven by a shift in the mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year period.

Operating, administrative and other expenses increased by $6.6 million, or 4.3%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase was partially due to higher costs stemming from an in-fill acquisition completed in Australia as well as investments in China. Foreign currency translation had a $1.6 million positive impact on total operating expenses during the nine months ended September 30, 2012.

Global Investment Management

Revenue increased by $173.9 million, or 93.8%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, driven by contributions from the REIM Acquisitions acquired in the second half of 2011. Foreign currency translation had a $13.3 million negative impact on total revenue during the nine months ended September 30, 2012.

Operating, administrative and other expenses increased by $107.7 million, or 61.4%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase was primarily driven by an increase in costs attributable to the REIM Acquisitions, including transaction and integration costs. Foreign currency translation had a $12.4 million positive impact on total operating expenses during the nine months ended September 30, 2012.

Development Services

Revenue decreased by $4.8 million, or 8.7%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, attributable to a decrease in incentive fees and lower rental income as a result of property dispositions in the later quarters of 2011.

Operating, administrative and other expenses decreased by $10.9 million, or 18.1%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily driven by lower bonus accruals partially due to higher gains on property sales in the prior year as well as lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2012 expected capital requirements include up to approximately $150 million of anticipated net capital expenditures, including requirements associated with the REIM Acquisitions. During the nine months ended September 30, 2012, we incurred $64.4 million of net capital expenditures. As of September 30, 2012, we had aggregate commitments of $33.1 million to fund future co-investments in our Global Investment Management business, $11.1 million of which is expected to be funded in 2012. Additionally, as of September 30, 2012, we had committed to fund $15.5 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

On February 15, 2011, we announced that we had entered into definitive agreements to acquire the majority of the real estate investment management business of Netherlands-based ING for approximately $940 million in cash. The acquisitions included substantially all of the ING REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business. On February 15, 2011, we also announced that we expected to acquire approximately $55 million of CRES co-investments from ING and potentially additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we acquired CRES for $332.9 million and CRES co-investments from ING for an aggregate amount of $58.6 million, using borrowings from our tranche D term loan facility under our credit agreement to finance these transactions. On October 3, 2011, we acquired ING REIM’s operations in Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million, using borrowings from our tranche C term loan facility under our credit agreement to finance these transactions. On October 31, 2011, we completed the ING REIM Europe portion of the REIM Acquisitions, acquiring ING REIM’s operations in Europe for $442.5 million and one co-investment from ING for $7.4 million, using borrowings from our tranche C term loan facility under our credit agreement, cash on hand and borrowings under our revolving credit facility to finance these transactions. During the nine months ended September 30, 2012, we also funded nine additional co-investments for an aggregate amount of $35.2 million related to ING REIM Europe. Our initial estimate of $940 million in total purchase price for the REIM Acquisitions has been reduced by approximately $47 million for certain fund and separate account management contracts that were not acquired and for certain balance sheet adjustments. There is a possibility of an additional closing of approximately $80 million and further co-investments of up to $20 million in the future related to our acquisition of ING REIM Europe.

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

As evidenced above, from time to time we consider potential strategic acquisitions. We believe that any future significant acquisitions that we may make most likely would require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms, or at all, in the future if we decide to make any further material acquisitions.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $61.8 million and $60.9 million at September 30, 2012 and December 31, 2011, respectively. We expect to contribute a total of $6.0 million to fund our pension plans for the year ending December 31, 2012, of which $4.4 million was funded as of September 30, 2012.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $119.9 million for the nine months ended September 30, 2012 versus net cash provided by operating activities of $104.1 million for the nine months ended September 30, 2011. The increase in cash used in operating activities in the current year was primarily due to higher bonuses and income taxes paid, an increase in real estate held for sale and under development and activities associated with securities acquired in our acquisition of CRES. These items were partially offset by an increase in depreciation and amortization expense in the current year and a greater increase in receivables in the prior year.

Investing Activities

Net cash used in investing activities totaled $153.5 million for the nine months ended September 30, 2012, a decrease of $393.0 million as compared to the nine months ended September 30, 2011. The decrease in cash used in investing activities in the current year was primarily driven by an increase in restricted cash in the prior year attributable to borrowings under our tranche C term loan facility which were held in escrow in anticipation of the completion of the ING REIM Europe portion of the REIM Acquisitions, cash paid for the acquisition of CRES in the prior year and greater payments associated with in-fill acquisitions in the prior year. These items were partially offset by higher net proceeds received from the disposition of real estate held for investment in the prior year, a decrease in cash as a result of the deconsolidation of CBRE Clarion U.S., L.P. in the current year and higher contributions to investments in unconsolidated subsidiaries in the current year.

Financing Activities

Net cash used in financing activities totaled $47.8 million for the nine months ended September 30, 2012 versus net cash provided by financing activities of $599.5 million for the nine months ended September 30, 2011. The increase in cash used in financing activities was primarily due to $800.0 million of tranche C and D term loan facilities drawn in the prior year to finance the REIM Acquisitions. This was partially offset by higher net repayments of notes payable on real estate in the prior year, greater distributions to non-controlling interests in the prior year as well as more financing costs paid in the prior year.

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

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of September 30, 2012 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2012 and December 31, 2011, we had $72.7 million and $44.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.3% and 4.3%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of September 30, 2012, letters of credit totaling $17.3 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of September 30, 2012 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of September 30, 2012 and December 31, 2011, we had $280.0 million and $306.3 million, respectively, of tranche A term loan facility principal outstanding, $279.3 million and $285.1 million, respectively, of tranche A-1 term loan facility principal outstanding, $294.0 million and $296.3 million, respectively, of tranche B term loan facility principal outstanding, $395.0 million and $398.0 million, respectively, of tranche C term loan facility principal outstanding and $395.0 million and $398.0 million, respectively, of tranche D term loan facility principal outstanding, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, the fair values of these interest rate swap agreements were reflected as a $50.2 million liability and a $39.9 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

On October 8, 2010, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $350.0 million at both September 30, 2012 and December 31, 2011.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may be redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report, net of unamortized discount, was $440.1 million and $439.0 million at September 30, 2012 and December 31, 2011, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 10.19x for the trailing twelve months ended September 30, 2012 and our leverage ratio of total debt less available cash to EBITDA was 1.74x as of September 30, 2012. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

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

We had short-term borrowings of $531.0 million and $758.2 million with related average interest rates of 2.5% and 2.9% as of September 30, 2012 and December 31, 2011, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2012. As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, GSE discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2013. As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2013. As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under this facility.

Our wholly-owned subsidiary, CBRE Capital Markets, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, BofA, TD Bank, N.A., or TD Bank, and Capital One, N.A., or Capital One, for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multifamily loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. Effective July 26, 2012, the warehouse line of credit was temporarily increased from $210.0 million to $300.0 million until August 15, 2012, after which it reverted back to the $210.0 million limit. Effective October 29, 2012, the warehouse line of credit was reduced to $200.0 million. This agreement has been amended several times and currently bears interest at the daily LIBOR plus 2.50% and has a maturity date of October 28, 2013.

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

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing Capital Company, LLC, or Kemps Landing, providing CBRE Capital Markets with the ability to fund Freddie Mac multifamily loans. Effective March 2, 2012, the maximum outstanding balance allowed under this arrangement was decreased from $500.0 million to $475.0 million. Effective June 13, 2012, the maximum outstanding balance allowed under this arrangement was decreased further to $375.0 million. The outstanding borrowings bore interest at LIBOR plus 2.75% with a LIBOR floor of 0.25%. On January 6, 2012, the Federal Housing Finance Agency announced a termination of Freddie Mac’s purchase commitment agreement with Kemps Landing effective June 30, 2012. On September 14, 2012, our agreement with Kemps Landing was terminated.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement provides for a $200.0 million senior secured revolving line of credit and bears interest at the daily one-month LIBOR plus 1.9% with a maturity date of July 29, 2013.

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement provides for a $300.0 million warehouse facility and bears interest at the daily one-month LIBOR plus 2.25% with a maturity date of September 20, 2013.

During the nine months ended September 30, 2012, we had a maximum of $826.4 million of warehouse lines of credit principal outstanding. As of September 30, 2012 and December 31, 2011, we had $458.3 million and $713.4 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $465.8 million and $720.1 million of mortgage loans held for sale (warehouse receivables), as of September 30, 2012 and December 31, 2011, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $16.9 million as of September 30, 2012, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through July 2013.

We had guarantees totaling $32.4 million as of September 30, 2012, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $32.4 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $61.8 million as of September 30, 2012), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through September 2015, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2012, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $4.9 billion at September 30, 2012. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $544.2 million at September 30, 2012. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2012 and December 31, 2011, CBRE MCI had $7.5 million and $4.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $9.2 million and $6.4 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $299.7 million (including $203.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2012.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2012, we had aggregate commitments of $33.1 million to fund future co-investments, $11.1 million of which is expected to be funded in 2012. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2012, we had committed to fund $15.5 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update, or ASU, 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, “Property, Plant, and Equipment – Real Estate Sales,” to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	integration issues arising out of the REIM Acquisitions and other companies we may acquire;

•	costs and potential future capital requirements relating to the REIM Acquisitions and other businesses we may acquire;

•

the sustainability of the recovery in our investment sales and leasing business from the recessionary levels in 2008 and 2009, particularly in light of the European sovereign debt crisis, fiscal uncertainty in the United States, and slowing economic activity globally in 2012;

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

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	variations in historically customary seasonal patterns;

•	the impairment or weakened financial condition of certain of our clients;

•	client actions to restrain project spending and reduce outsourced staffing levels as well as the potential loss of clients in our outsourcing business due to consolidation or bankruptcies;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations, particularly in Europe where the U.S. dollar has strengthened significantly relative to the Euro and some local currencies since the middle of 2011;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•	trends in pricing and risk assumption for commercial real estate services;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to maintain our effective tax rate;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•

our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain or improve our industry-leading EBITDA margins;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	the ability of our Global Investment Management segment to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	the effect of implementation of new accounting rules and standards; and

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

During the nine months ended September 30, 2012, approximately 39% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were charges of $1.5 million and $3.8 million for the three and nine months ended September 30, 2012, respectively, and gains of $1.0 million and charges of $1.6 million for the three and nine months ended September 30, 2011, respectively, resulting from net gains and losses on foreign currency exchange option agreements. As of September 30, 2012, the fair values of these foreign currency exchange option agreements were reflected as a $0.6 million asset and were included in prepaid expenses in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, the fair values of these interest rate swap agreements were reflected as a $50.2 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at September 30, 2012. Based on dealers’ quotes, the estimated fair values of our 6.625% senior notes and 11.625% senior subordinated notes were $383.3 million and $495.1 million, respectively, at September 30, 2012.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at September 30, 2012, the net impact of the additional interest cost would be a decrease of $5.0 million on pre-tax income and an increase of $5.0 million on cash used in operating activities for the nine months ended September 30, 2012.

We also have $365.6 million of notes payable on real estate as of September 30, 2012. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $1.4 million for the nine months ended September 30, 2012. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011(incorporated by reference to Exhibit 3.1 of the CBRE Group, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 9, 2011)

3.2	Second Amended and Restated By-laws of CBRE Group, Inc. (incorporated by reference to Exhibit 3.2 of the CBRE Group, Inc. Current Report on Form 8-K filed with the SEC on October 3, 2011)

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto (incorporated by reference to Exhibit 25 to Amendment No. 9 to Schedule 13D with respect to CB Richard Ellis Services, Inc. filed with the SEC on July 25, 2001)

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(b) of the CB Richard Ellis Group, Inc. Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC (No. 333-112867) on April 30, 2004)

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.2(c) of the CB Richard Ellis Group, Inc. Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC (No. 333-120445) on November 24, 2004)

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on June 23, 2009)

4.2(b)	Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on September 10, 2009)

4.2(c)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on July 29, 2011)

Exhibit Number	Description

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.1 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on October 12, 2010)

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020 (incorporated by reference to Exhibit 4.2 of the CB Richard Ellis Group, Inc. Current Report on Form 8-K filed with the SEC on July 29, 2011)

10.1	CBRE Services, Inc. 401(k) Plan, as Amended and Restated, effective January 1, 2011+*

11	Statement concerning Computation of Per Share Earnings (filed as Note 12 of the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

CBRE GROUP, INC.

Date: November 9, 2012	/s/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: November 9, 2012	/s/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)